Form 10-K405
period 1999-12-31
VECTREN CORP
filed 2000-03-30
CIK 1096385

March 30, 2000



Securities and Exchange Commission
Operations Center
6432 General Green Way
Alexandria, VA  22312-2413

Gentlemen:

We are transmitting herewith Vectren Corporation's
Annual Report on Form 10-K for the year ended
December 31, 1999, pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934.

Very truly yours,


/s/James A.Hummel, II
James A.Hummel, II
JH:tmw

Enclosures


          SECURITIES AND EXCHANGE COMMISSION
               Washington, D. C.  20549

                       FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-15467

                VECTREN CORPORATION
(Exact name of registrant as specified in its charter)

          INDIANA                            35-2086905
(State or other jurisdiction of              (I.R.S.Employer
 incorporation or organization)               Identification
                                              No.)

    20 N. W. Fourth Street, Evansville, Indiana   47741
    (Address of principal executive offices)   (Zip Code)

                          812-465-5300
       (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

                                      Name of each exchange on
       Title of each class                which registered
       Vectren Corporation
  Common Stock - Without Par Value    New York Stock Exchange

Securities registered pursuant to Section 12(b) of the Act:

                           None

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X      No


  As of December 31, 1999, the aggregate market value of Common
Stock held by nonaffiliates was $0.

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock - Without par value         100        March 30,2000
              Class               Number of shares        Date



Table of Contents

Part I
 Business
 Property
 Legal Proceedings
 Submission of Matters to a Vote of Security Holders
 Executive Officers of the Company

Part II
 Market for the Registrant's Common Equity and Related
 Stockholders Matters
 Selected Financial Data
 Management's Discussion and Analysis of Results of Operations and Financial Condition
 Financial Statements and Supplementary Data
 Changes in and Disagreements with Accountants

Part III
 Directors and Executive Officers of the Registrant
 Executive Compensation
 Securities Ownership of Certain Beneficial Owners and
 Management
 Certain Relationships and Related Transactions

Part IV
 Exhibits, Financial Statements Schedules, and Reports on Form
 8-K

Part I

Item 1.       Business

   (a) General Description of the Business.

             Vectren Corporation is an Indiana corporation organized on June 10, 1999 solely for the purpose of effecting the merger of Indiana Energy, Inc. and SIGCORP, Inc. with and into Vectren (the "Merger") and carrying on the combined business of Indiana Energy, Inc. and SIGCORP, Inc. after the Merger. The shareholders of Vectren, Indiana Energy and SIGCORP have approved the Merger. We expect the Merger to be consummated on March 31, 2000.

         The principal executive offices of Vectren are located at 20 N.W. Fourth Street, Evansville, Indiana, 47741, and its telephone number is (812) 465-5300.

         Indiana Energy, Inc. (Indiana Energy or the company) is a public utility holding company with subsidiaries and affiliates engaged in natural gas distribution, gas portfolio administrative services and marketing of natural gas, electric power and related services. It was incorporated under Indiana law on October 24, 1985. Indiana Energy has 14 subsidiaries, including Indiana Gas Company, Inc. (Indiana Gas), and 10 non-regulated direct or indirect subsidiaries, and investments in four non-regulated joint ventures.

             Indiana Gas, the principal subsidiary and business entity of Indiana Energy, is an operating public utility engaged in the business of providing gas utility service in central and southern Indiana.

        During fiscal 1999, Indiana Gas supplied gas to approximately 503,000 residential, small commercial and contract (large commercial and industrial) customers in 311 communities in 49 of the 92 counties in the state of Indiana. Its service area has a population of approximately 2 million and contains diversified manufacturing and agricultural related enterprises. The principal industries served include pharmaceuticals, automotive parts and accessories, feed, flour and grain processing, metal castings, aluminum products, gypsum products, electrical equipment, metal specialties and glass.

        The largest communities served include Muncie, Anderson, Lafayette - West Lafayette, Bloomington, Terre Haute, Marion, New Albany, Columbus, Jeffersonville, New Castle and Richmond. While Indiana Gas does not provide utility services in Indianapolis, it does serve the counties and communities which border that city.

         An indirect subsidiary of Indiana Energy and Citizens By-Products Coal Company, a wholly owned subsidiary of Citizens Gas and Coke Utility ("Citizens Gas"), each own 50% of ProLiance Energy, LLC ("ProLiance"). ProLiance provides natural gas and related services to Indiana Gas, Citizens Gas, and other utilities and customers in Indiana and the Midwest. ProLiance also buys electricity on the wholesale market and then resells it to marketers, utilities and other customers.

        The principal executive offices of Indiana Energy are located at 1630 North Meridian Street, Indianapolis, Indiana 46202, and its telephone number is (317) 926-3351.

         SIGCORP is a public utility holding company incorporated October 19, 1994 under the laws of the state of Indiana. SIGCORP has 11 wholly owned subsidiaries, including its principal subsidiary, SIGECO, a gas and electric utility, and ten non-regulated subsidiaries.

         SIGECO is an operating public utility incorporated June 10, 1912, under the laws of the state of Indiana, engaged in the generation, transmission, distribution and sale of electric energy, and the distribution and sale of natural gas in a service area which covers ten counties in southwestern Indiana.

         Electric service is supplied directly to Evansville and 74 other cities, towns and communities and adjacent rural areas. Wholesale electric service is supplied to an additional five communities. At December 31, 1999, SIGECO served approximately 125,000 electric customers. At December 31, 1999 SIGECO supplied gas service to approximately 108,000 customers in Evansville and 64 other nearby communities and their environs.

         The principal executive offices of SIGCORP are located at 20 N.W. Fourth Street, Evansville, Indiana, 47741, and its telephone number is (812) 465-5300.


Item 2.        Property

             Vectren owns no real property.

Item 3.        Legal Proceedings

                       None

Item 4.        Submission of Matters to a Vote of Security Holders

                       None

Item 4a.       Executive Officers of the Company

        The Executive Officers of the company are as follows:


                              Family
                              Relation-    Office or                Date Elected
        Name          Age     ship       Position Held             Or Appointed(1)
Niel C. Ellerbrook     51     None       Vectren Corporation
                                         President and Chief       June 10, 1999
                                         Executive Officer
                                         Indiana Energy, Inc.
                                         President and Chief
                                         Executive Officer         June 1, 1999
                                         President and Chief
                                         Operating Officer         Oct. 1, 1997
                                         Executive Vice President,
                                         Treasurer and Chief
                                         Financial Officer         Jan. 22, 1997
                                         Vice President and
                                         Treasurer and Chief
                                         Financial Officer         Oct. 25, 1985
                                         Indiana Gas Company, Inc.
                                         President and Chief
                                         Executive Officer         June 1, 1999
                                         President                 Oct. 1, 1997
                                         Executive Vice President
                                         and Chief Financial
                                         Officer                   Jan. 22, 1997
                                         Senior Vice President and
                                         Chief Financial Officer   July 1, 1987
                                         IEI Services, LLC
                                         President                 Oct. 1, 1997
                                         IEI Capital Corp.
                                         President                 Oct. 29, 1997
                                         IEI Investments, Inc.
                                         Vice President and
                                         Treasurer                 May 5, 1986
                                                                   (through
                                                                   Sep. 30, 1997)

(1) Each of the officers has served continuously since the dates indicated unless otherwise noted.

                              Family
                              Relation-    Office or                Date Elected
        Name          Age     ship       Position Held             Or Appointed(1)


Andrew E. Goebel      52      None       Vectren Corporation
                                         Vice President and Chief  June 10, 1999
                                         Operating Officer
                                         SIGCORP
                                         President and Chief
                                         Operating Officer         May 1999
                                         Executive Vice President  Sept. 1997
                                         Secretary and Treasurer   Jan. 1996
                                         SIGECO
                                         Chief Executive Officer   May 1999
                                         President and Chief
                                         Executive Officer         Sept. 1997
                                         Senior Vice President
                                         Chief Financial Officer
                                         Secretary                 Oct. 1996


(1) Each of the officers has served continuously since the dates indicated unless otherwise noted.



Part II

Item 5.       Market for the Registrant's Common Equity and Related
              Stockholder Matters

           There is no present market for the Registrant's common stock. The common stock of the Registrant to be issued in the Merger has been approved for listing on the New York Stock Exchange upon official notice of issuance.

Item 6.       Selected Financial Data

           Not Applicable. Vectren has not yet commenced operations and had no operations or other reportable financial data in 1999.

Item 7.       Management's Discussion and Analysis of the
              Results of Operations and Financial Condition

           Not Applicable. Vectren has not yet commenced operations and had no operations or other reportable financial data in 1999.

Item 7a.      Quantitative and Qualitative Disclosures About Market
              Risk

           Not Applicable. Vectren has not yet commenced operations and had no operations or other reportable financial data in 1999.

Item 8.       Financial Statements and Supplementary Data

       Management's Responsibility for Financial Statements

           The management of Vectren is responsible for the preparation of this financial statement and the related financial data contained in this report. The financial statement was prepared in conformity with generally accepted accounting principles.

           The integrity and objectivity of the data in this report, including required estimates and judgements, is the responsibility of management. Management intends to maintain a system of internal controls and utilizes an internal auditing program to provide reasonable assurance of compliance with company policies and procedures and the safeguard of assets.


           /s/ Neil C. Ellerbrook
           Neil C. Ellerbrook
           President and Chief Executive Officer


               Report of Independent Public Accountants

           To the Shareholders and Board of Directors of Vectren
           Corporation:

           We have audited the accompanying balance sheet of Vectren Corporation (an Indiana Corporation) as of December 31, 1999. This financial statement is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement based on our audit.

           We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

           In our opinion, the financial statement referred to above presents fairly, in all material respects, the financial position of Vectren Corporation as of December 31, 1999, in conformity with accounting principles generally accepted in the United States.


                                              /s/ Arthur Andersen LLP
                                                  Arthur Andersen LLP
           Indianapolis, Indiana,
           March 30, 2000.




                          VECTREN CORPORATION
                             BALANCE SHEET


                                                          December 31
                                                               1999

Assets                                                     $       -

Liabilities and Common Stockholders' Equity
   Capitalization
   Common Stock - authorized 190,000,000
      Shares - issued and outstanding 100 shares                 100
   Subscriptions Receivable                                    ($100)

Total Liabilities and Common Stockholders' Equity
   Capitalization                                          $       -


Note to Financial Statement

1.   Formation of Vectren Corporation

Vectren Corporation (Vectren) is an Indiana corporation organized on June 10, 1999 solely for the purpose of effecting the merger of Indiana Energy, Inc. (Indiana Energy) and SIGCORP, Inc. (SIGCORP) with and into Vectren and carrying on the combined business of Indiana Energy and SIGCORP after the merger. On June 11, 1999, Indiana Energy, SIGCORP and Vectren executed an Agreement and Plan of Merger. As part of the Agreement and Plan of Merger, Indiana Energy and SIGCORP were issued 50 shares respectively of Vectren Corporation common stock, which will be canceled and cease to exist immediately prior to the filing of the articles of merger with the Secretary of State of Indiana.

Under the Agreement and Plan of Merger, SIGCORP shareholders will receive one and one-third shares of Vectren common stock for each share of SIGCORP stock, while Indiana Energy shares will be exchanged on a one-for-one basis. The transaction has been approved by the board of directors and shareholders of both companies and is intended to be a tax-free exchange of shares and accounted for as a pooling of interests. The merger has received all necessary regulatory approvals and is expected to be consummated on March 31, 2000.

Item 9.       Changes in and Disagreements with Accountants

           None.


Part III

Item 10.      Directors and Executive Officers of the Registrant

           Except as identified in Part I, Item 4a, the Registrant had no other Directors or Executive Officers at December 31, 1999.

Item 11.      Executive Compensation

           Not Applicable. Vectren has not yet commenced operations and had no operations or other reportable financial data in 1999.

Item 12.      Securities Ownership of Certain Beneficial Owners and
              Management

           Indiana Energy, Inc. owns 50 shares or 50%, SIGCORP, Inc. owns 50 shares or 50%.

           The principal executive offices of Indiana Energy are located at 1630 North Meridian Street, Indianapolis, Indiana 46202.

           The principal executive offices of SIGCORP are located at 20 N.W. Fourth Street, Evansville, Indiana, 47741.

Item 13.      Certain Relationships and Related Transactions

          Refer to the Agreement and Plan of Merger as filed on Form 8-K by Indiana Energy, Inc. on June 15, 1999.

Part IV

Item 14       Exhibits, Financial Statement Schedules and Reports on
              Form 8-K

   (a)-1   Financial Statements

           See Part II, Item 8 for Vectren Corporation Balance Sheet dated December 31, 1999 and associated Note to the Financial Statement

    (a)-2  Financial Statement Schedules

           Not Applicable. Vectren has not yet commenced operations and had no operations or other reportable financial data in 1999.

   (a)-3   Exhibits

           See Exhibit Index

   (b)  Reports on Form 8-K

           On December 14, 1999, Vectren Corporation filed a Current Report on Form 8-K with respect to the signing of an Asset Purchase Agreement between Indiana Energy and Dayton Power & Light Co., Inc. Items reported include:

                Item 5.   Other Events

                Item 7.   Exhibits

                    99.1 Press release announcing Asset Purchase Agreement
                         dated December 15, 1999.

           On March 24, 2000, Vectren Corporation filed a Current
           Report on Form 8-K with respect to a presentation given industry analysts on March 23, 2000. Items reported include:

                Item 7.   Exhibits

                   99.1 Presentation to Industry Analysts



                             EXHIBIT INDEX


Exhibit No.         Description               Reference
2-A         Agreement and Plan of        Exhibit 2 to Indiana
            Merger dated as of June 11,  Energy Inc.'s
            1999, among Indiana Energy,  Current Report on
            Inc., SIGCORP, Inc. and      Form 8-K dated as of
            Vectren Corporation.         June 11, 1999, and
                                         filed as of June 14,
                                         1999.
2-B         Amendment No.1, dated        Exhibit 2 to Indiana
            December 14, 1999 to         Energy's Current
            Agreement and Plan of        Report on Form 8-K
            Merger (Set forth in 2-A,    dated as of December
            above)                       16, 1999, and filed
                                         as of December 16,
                                         1999.
2-C         Agreement and Plan of        Exhibit 2 to
            Merger dated as of June 11,  SIGCORP, Inc.'s
            1999, among Indiana Energy,  Current Report on
            Inc., SIGCORP, Inc. and      Form 8-K dated as of
            Vectren Corporation          June 11, 1999, and
                                         filed as of June 15,
                                         1999.

4-A         Articles of Incorporation    Exhibit 3(a) to
            of Vectren Corporation       Vectren's Form S-4
                                         (Registration No.
                                         333-90763) filed on
                                         November 12, 1999

4-B         Bylaws of Vectren            Exhibit 3(b) to
            Corporation                  Registrant's Form S-
                                         4 (Registration No.
                                         333-90763) filed on
                                         November 12, 1999

4-C         Shareholder Rights           Exhibit 4 to
            Agreement dated as of        Registrant's Form S-
            October 21, 1999 between     4 (Registration No.
            Vectren Corporation and      333-90763) filed on
            EquiServ Trust Company,      November 12, 1999
            N.A., as Rights Agent

23          Consent of Arthur Andersen   Filed herewith.
            LLP






                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      VECTREN CORPORATION



Dated March 30, 2000                  /s/ Niel C. Ellerbrook
                                      Niel C. Ellerbrook,
                                      President
                                      And Chief Executive
                                      Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


   Signature                       Title             Date



/s/ Niel C. Ellerbrook    President, Chief      March 30, 2000
Niel C. Ellerbrook        Executive Officer


/s/ Andrew E. Goebel      Vice President        March 30, 2000
Andrew E. Goebel          and Chief Operating
                          Officer