Form 10-Q
period 2000-03-31
VECTREN CORP
filed 2000-05-15
CIK 1096385

May 15, 2000


Securities and Exchange Commission
Operations Center
6432 General Green Way
Alexandria, VA  22312-2413

Gentlemen:

We are transmitting herewith Vectren Corporation's
Quarterly Report on Form 10-Q for the quarter ended
March 31, 2000, pursuant to the requirements of
Section 13 of the Securities Exchange Act of 1934.

Very truly yours,


/s/James A.Hummel, II
James A.Hummel, II

JH:tmw


             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                          FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2000

                             OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to


Commission file number 1-15467


                       VECTREN CORPORATION
   (Exact name of registrant as specified in its charter)

                 INDIANA                       35-1654378
(State or other jurisdiction of              (I.R.S Employer
incorporation or organization)               Identification
                                             No.)


      20 N.W. Fourth Street, Evansville, Indiana 47741
    (Address of principal executive offices and Zip Code)

                    (812)  465-5300
    (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock - Without par value        61,299,435        March 31,2000
         Class                       Number of shares         Date




                      TABLE OF CONTENTS


Item
Number

               Part I.  Financial Statements
  1    Financial Statements (Unaudited)
       Vectren Corporation
          Consolidated Balance Sheets
          Consolidated Statements of Income
          Consolidated Statements of Cash Flows
       Notes to Unaudited Consolidated Financial
       Statements
  2    Management's Discussion and Analysis of
       Financial Condition and
          Results of Operations
  3    Quantitative and Qualitative Disclosure
       Market Risk

                PART II.  OTHER INFORMATION
  1    Legal Proceedings
  4    Submission of Matters to a Vote of Security
       Holders
  6    Exhibits and Reports on Form 8-K
       Signatures



                     VECTREN CORPORATION
                 CONSOLIDATED BALANCE SHEETS
                   (Unaudited - Thousands)


                                                  March 31        December 31
                                              2000       1999         1999
                ASSETS

Current Assets:
     Cash and cash equivalents          $   19,559 $   51,858   $   17,351
                                            19,559     51,858
     Temporary investments                   1,058        747          903
     Accounts receivable, less
reserves of $4,863,
          $5,091 and $3,949                142,270    109,061      123,612
     Accrued unbilled revenues              32,651     37,877       55,370
     Inventories                            38,690     50,227       58,863
     Prepaid gas delivery service              114          -       20,937
     Prepayments and other                  29,463     15,310       28,676
          Total current assets             263,805    265,080      305,712

Utility Plant:
     Original cost                       2,375,474  2,288,219    2,367,831
     Less:  accumulated depreciation     1,042,326    988,403    1,031,498
and amortization
          Net utility plant              1,333,148  1,299,816    1,336,333

Other Investments and Property             285,937    191,838      260,713

Deferred Charges and Other Assets           72,759     69,428       80,300

TOTAL ASSETS                            $1,955,649 $1,826,162   $1,983,058


The accompanying notes are an integral part of these consolidated financial statements.




                     VECTREN CORPORATION
                 CONSOLIDATED BALANCE SHEETS
                   (Unaudited - Thousands)


                                                  March 31        December 31
                                              2000       1999         1999
 LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Current maturities of long-term
debt and                                   $53,890   $108,883      $53,880
        other obligations
     Notes payable                         171,921    122,912      208,234
     Accounts payable                       88,580     72,635       95,827
     Refunds to customers                   23,495     40,244       27,396
     Accrued taxes                          30,904     33,883       26,602
     Accrued interest                        7,058      8,275       12,097
     Other current liabilities              72,779     50,214       52,058
          Total current liabilities        448,627    437,046      476,094

Deferred Credits and Other
Liabilities:
     Deferred income taxes                 208,466    204,494      215,520
     Accrued postretirement benefits        42,346     39,075       40,942
other than pensions
     Unamortized investment tax credit      24,934     27,293       25,524
     Other                                   8,038      7,570        8,297
          Total deferred credits and       283,784    278,432      290,283
other liabilities

Minority interest in subsidiary              1,021        777          916

Capitalization:
     Long-term debt and other              485,770    388,459      486,726
obligations
     Preferred stock of subsidiary:
          Redeemable                         8,076      8,192        8,192
          Nonredeemable                     11,090     11,090       11,090
               Total preferred stock        19,166     19,282       19,282
     Common stock (no par value) -
issued and                                 215,917    215,124      215,917
        outstanding 61,299, 61,439 and
61,467 respectively
     Retained earnings                     501,348    487,082      493,918
     Accumulated other comprehensive            16       (40)         (78)
income
          Total common shareholders'       717,281    702,166      709,757
equity
               Total capitalization      1,222,217  1,109,907    1,215,765

TOTAL LIABILITIES AND SHAREHOLDERS'
        EQUITY                          $1,955,649 $1,826,162   $1,983,058


The accompanying notes are an integral part of these consolidated financial statements.


                     VECTREN CORPORATION
              CONSOLIDATED STATEMENTS OF INCOME
       (Unaudited - Thousands, except per share data)

                                       Three Months        Twelve Months
                                       Ended March 31      Ended March 31
                                    2000         1999   2000           1999
OPERATING REVENUES:
     Electric Utility               $ 72,990 $ 70,987   $  309,572 $  303,625
     Gas Utility                     200,845  191,182      509,236    485,393
     Energy services and other        85,609   58,864      288,020    221,741
          Total operating revenues   359,444  321,033    1,106,828  1,010,759

OPERATING EXPENSES:
     Fuel for electric generation     16,573   15,628       67,250     65,940
     Purchased electric energy         3,477    3,262       21,006     22,338
     Cost of gas sold                118,527  103,499      281,457    260,516
     Cost of energy services and      81,722   56,170      273,142    210,740
other
     Other operating                  46,426   44,833      191,215    185,601
     Merger costs                     27,181        -       27,181          -
     Depreciation and amortization    22,662   21,225       88,435     82,658
     Taxes other than income taxes     8,600    8,283       30,227     27,178
          Total operating expenses   325,168  252,900      979,913    854,971

OPERATING INCOME                      34,276   68,133      126,915    155,788

OTHER INCOME
     Equity in earnings of             2,502    4,179        3,689      6,820
unconsolidated affiliates
     Other - net                      12,393    1,907       25,664     11,299
          Total other income          14,895    6,086       29,353     18,119

INTEREST EXPENSE                      12,273   10,170       44,965     40,004

INCOME BEFORE PREFERRED DIVIDENDS
AND INCOME TAXES                      36,898   64,049      111,303    133,903


PREFERRED DIVIDEND REQUIREMENT OF        269      270        1,077      1,091
SUBSIDIARY

INCOME BEFORE INCOME TAXES            36,629   63,779      110,226    132,812

INCOME TAXES                          14,362   22,986       37,433     44,762

NET INCOME BEFORE MINORITY INTEREST   22,267   40,793       72,793     88,050

MINORITY INTEREST IN SUBSIDIARY          142       70          643        295

NET INCOME                          $ 22,125 $ 40,723   $   72,150 $   87,755


AVERAGE COMMON SHARES OUTSTANDING     61,299   61,301       61,298     61,499
BASIC EARNINGS PER AVERAGE SHARE
     OF COMMON STOCK                $   0.36 $   0.66   $     1.18 $     1.43

DILUTED EARNINGS PER AVERAGE SHARE
OF COMMON STOCK                     $   0.36 $   0.66   $     1.18 $     1.42


The accompanying notes are an integral part of these consolidated financial statements.




                                   VECTREN CORPORATION
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited - Thousands)

                                          Three Months           Twelve Months
                                         Ended March 31          Ended March 31
                                       2000           1999     2000           1999
CASH FLOWS FROM OPERATING ACTIVITES
  Net Income                           $ 22,125       $ 40,723 $  72,150      $  87,755

  Adjustments to reconcile
    net income to cash
    provided from operating
    activities -
      Merger costs                       27,181              -    27,181              -
      Depreciation and
        amortization                     22,662         21,225    88,435         82,658
      Preferred dividend
        requirement                         269            270     1,077          1,091
      Deferred income taxes
        and investment
        tax credits                      (7,644)          (709)    1,613          5,957
      Allowance for funds
        used during
        construction                          -              -       296             (4)
      Loss (gain) on sale or
        retirement of assets                  -              -         -         (2,102)
      Undistributed earnings
        of unconsolidated
        affiliates                         (2,677)      (4,294)    (4,520)       (7,160)
                                           39,791       16,492    114,082        80,440

      Changes in assets and
        liabilities -
         Receivables - net                   4,061      12,066    (27,983)       (9,717)
         Inventories                        20,174      16,459     11,537       (17,662)
         Accounts payable,
          customer deposits,
          advance payments
          other current
          liabilities                       (7,242)    (13,580)    17,794         9,862
         Accrued taxes and
          other interest                      (737)     17,044     (4,196)      (14,035)
         Recoverable/
          refundable gas
          costs                             (3,901)      1,329    (16,749)       10,597
         Prepayments and
          other current
          assets                              (942)      5,953    (14,464)        3,352
         Prepaid gas
          delivery                          20,823           -       (114)            -
         Other - net                         3,582       1,116       (668)        1,047
           Total adjustments                75,609      56,879     79,239        63,884
           Net cash flows
            from operations                 97,734      97,602    151,389       151,639

CASH FLOWS FROM (REQUIRED
FOR) FINANCING ACTIVITIES
   Repurchase of common
     stock                                       -           -     (2,330)       (7,046)
   Change in long-term debt                   (946)       (470)    42,318         6,136
   Net change in short-term
     borrowings                            (36,313)     (3,071)    49,009        28,866
   Payments on partnership
     obligations                              (596)     (1,237)      (872)       (1,803)
   Dividends on common stock               (14,695)    (15,001)   (57,622)      (57,279)
   Other                                       265      (2,537)     5,328         1,189
     Net cash flows from
      (required for)
      financing activities                 (52,285)    (22,316)    35,831       (29,937)

CASH FLOWS FROM (REQUIRED
FOR) INVESTING ACTIVITIES
   Capital expenditures                    (30,841)    (29,747)  (132,055)     (123,433)
   Demand Side Management
     program expenditures                     (111)        (33)      (330)       (1,063)
   Investment in leveraged
     leases and partnerships                   118         728    (48,639)          108
   Non-regulated investment
     in consolidated
     subsidiaries                            7,738      (1,586)     4,295       (13,097)
   Non-regulated investments
     in unconsolidated
     affiliates - net                        1,420      (1,458)         -             -
   Change in nonutility
     property                              (20,890)        490    (45,235)       (1,599)
   Cash distributions from
     unconsolidated
     affiliates                                  -         631      4,475         3,699
   Proceeds from sale
     of assets                                   -           -          -        13,317
   Other                                      (675)        156     (2,030)       (2,842)
      Net cash flows
       required for
       investing activities                (43,241)    (30,819)  (219,519)     (124,910)

Net increase (decrease) in
  cash                                       2,208      44,467    (32,299)       (3,208)

Cash and cash equivalents at
  beginning of period                       17,351       7,391     51,858        55,066

Cash and cash equivalents at
  end of period                           $ 19,559    $ 51,858  $  19,559     $  51,858

The accompanying notes are an integral part of these consolidated financial statements.



                     VECTREN CORPORATION
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (UNAUDITED)


1.   Organization and Nature of Operations

Vectren Corporation (Vectren) is an Indiana corporation that was organized on June 10, 1999 solely for the purpose of effecting the merger of Indiana Energy, Inc. (Indiana Energy) and SIGCORP, Inc. (SIGCORP) with and into Vectren and carrying on the combined business of Indiana Energy and SIGCORP. On March 31, 2000 the merger of Indiana Energy with SIGCORP and into Vectren was consummated with a tax-free exchange of shares and has been accounted for as a pooling of interests. The common shareholders of SIGCORP received one and one-third shares of Vectren common stock for each SIGCORP common share and Indiana Energy common shareholders received one share of Vectren common stock for each Indiana Energy common share, resulting in the issuance of 61.3 million shares of Vectren common stock. The preferred stock and debt securities of Indiana Energy's and SIGCORP's utility subsidiaries were not affected by the merger.

Vectren is public utility holding company with two operating public utilities, Indiana Gas Company, Inc. (Indiana Gas) and Southern Indiana Gas and Electric Company (SIGECO). Indiana Gas and its subsidiaries provide natural gas and transportation services to a diversified base of customers in 311 communities in 49 of Indiana's 92 counties. SIGECO provides generation, transmission, distribution and the sale of electric power and the distribution and sale of natural gas to communities and counties in southwestern Indiana.

Vectren is also involved in non-regulated activities through its subsidiaries and investments in joint ventures: Vectren Enterprises, Inc., Vectren Energy Services, Inc., Vectren Financial Group, Inc., Vectren Generation Services, Inc., Vectren Resources, LLC, Vectren Utility Services, Inc., Vectren Ventures, Inc., and Vectren Communications, Inc. These non-regulated activities provide energy, telecommunications and finance services throughout the Midwest.


2.     Summary of Significant Accounting Policies

A.  Financial Statements
As a result of the merger, Vectren has elected to consolidate the results of the combining companies on a calendar year basis in the accompanying financial statements for all periods presented.

The interim financial statements included in this report have been prepared by Vectren, without audit, as provided in the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted principles have been omitted as provided in such rules and regulations. Vectren believes that the information in this report reflects all necessary adjustments necessary to fairly state the results of the interim periods reported. Because of the seasonal nature of Vectren's utilities operations, the results shown on a quarterly basis are not necessarily indicative of annual results.
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

B.   Consolidation
The consolidated financial statements include the accounts of Vectren and its wholly owned subsidiaries, after elimination of intercompany transactions. Investments in limited partnerships and less than majority-owned affiliates are accounted for on the equity method.
The financial statements for prior periods have been restated to reflect the consolidation of a majority-owned affiliate, Energy Systems Group, Inc., which was an equity method investment of Indiana Energy and SIGCORP prior to the merger.



C.   Regulation
The business operations of Indiana Gas and SIGECO are subject to regulation by the Indiana Utility Regulatory Commission (IURC). The Federal Energy Regulatory Commission (FERC) has jurisdiction over those investor-owned utilities that make wholesale energy sales. The accounting policies of Vectren and its utility subsidiaries give recognition to the ratemaking and accounting practices of these agencies and to generally accepted accounting principles, including the provisions of Statement of Financial Accounting Standards (SFAS) No. 71 "Accounting for the Effects of Certain Types of Regulation." Regulatory assets represent probable future revenues associated with certain incurred costs which will be recovered from customers through the ratemaking process. Regulatory liabilities represent probable future reductions in revenues associated with amounts that are to be credited to customers through the ratemaking process.

D.   Revenues
To more closely match revenues and expenses, Indiana Gas and SIGECO record revenues for all gas and electric service delivered to customers but not billed at the end of the accounting period.

E.   Inventories
Inventories primarily consist of gas in underground storage, fuel for electric generation and materials and supplies. Gas in underground storage is valued using last-in, first-out (LIFO) method, while other inventories are valued using the average cost method. Based on the average cost of gas purchased during the three months ended March 2000, the cost of replacing the current portion of gas in underground storage exceeded LIFO cost at March 31, 2000 by approximately $17.1 million.

F.   Refundable or Recoverable Gas and Fuel Costs
The cost of natural gas and fuel used in the production of electric power and cost of purchased power from other sources, which differ from amounts recovered through rates, are deferred, and are being recovered or refunded in accordance with procedures approved by the IURC. In 1999, the IURC issued a generic order which established new guidelines for the recovery of purchased power costs through fuel adjustments clauses. Those guidelines provide that SIGECO is able to recover through rates the total cost incurred for purchased power if the weekly average cost of purchased power is below the highest cost of internal generation at SIGECO or the purchased power cost in excess of the internal generation cost can be satisfactorily justified in a fuel adjustment clause proceeding. The Office of Utility Consumer Counselor (OUCC) have appealed this generic order.

G.   Utility Plant and Depreciation
Utility plant is stated at historical cost, including an allowance for the cost of funds used during construction. Depreciation of utility property is provided using the straight-line method over the estimated service lives of the depreciable assets.

Cost in excess of underlying book value of acquired gas distribution companies is reflected as a component of utility plant and is being amortized over 40 years.

H.   Reclassifications
Certain reclassifications have been made to prior period financial statements to conform with the current year classification. Certain reclassifications have also been made to the financial statements included in the Form 8-K filed on April 27, 2000, with respect to the release of Vectren financial information. The line items affected by these reclassifications were cash and accrued taxes. These reclassifications have no impact on previously reported net income.

3.   Merger Costs

Merger costs expensed by Vectren at March 31, 2000 totaled $27.2 million. These costs relate primarily to transaction costs, severance and other merger integration activities and the accrual remaining for such costs at March 31, 2000 is approximately $14 million. The merger integration activities will be substantially complete by 2001.

4.   Indiana Energy and SIGCORP Results (Prior to the
  Combination)

The results of the predecessor companies, Indiana Energy and SIGCORP, for the three months ended March 31, 2000, the period prior to the combination, and for the three months ended March 31, 1999 are as follows (in millions):



Indiana Energy:
                                   Three Months Ended   Three Months Ended
                                      March 31, 2000      March 31, 1999
Revenues                                $    172.0         $    161.8
Net Income                                    22.1               28.1


SIGCORP:
                                   Three Months Ended   Three Months Ended
                                      March 31, 2000      March 31, 1999

Revenues                                $    187.4         $    150.2
Net Income                                    19.3               12.6



As the merger was effective March 31, 2000, the difference in the amounts reported in the consolidated statement of income for the three months ended March 31, 2000, and the results of the predecessor companies are the merger costs.

5.   Acquisition of the Gas Distribution Assets of The
     Dayton Power and Light Company

On December 15, 1999, Indiana Energy announced that the board of directors had approved a definitive agreement under which the company will acquire the natural gas distribution assets of The Dayton Power and Light Company. The acquisition, with a purchase price of $425 million, is expected to be funded with commercial paper (back-stopped by a committed bank credit facility) which will be replaced over time with permanent financing. This transaction is conditioned upon the approval of several regulatory bodies. Management hopes to complete the transaction by mid year 2000.

6.   Cash Flow Information

For purposes of the Consolidated Statement of Cash Flows, Vectren considers cash investments with an original maturity of three months or less to be cash equivalents. Cash paid during the periods reported for interest and income taxes were as follows:



                               Three Months Ended    Twelve Months Ended
                                   March 31                March 31

Thousands                         2000     1999         2000      1999
Interest (net of amount         $15,268   $10,485     $39,509   $38,023
capitalized)
Income taxes                    $21,601   $13,552     $48,962   $36,411


7.   Long - Term Debt

On March 1, 2000, the fixed rate 7.25% $22,500,000 Pollution Control Series A Bonds of SIGECO, due March 1, 2014, were converted to a Municipal Auction Rates Series. The interest rate, currently 4.35%, will be set every 32 days through the municipal bond auction process.

On March 1, 2000, the interest rate on $31,500,000 of Adjustable Rate Pollution Control bonds of SIGECO, due March 1, 2025, was changed from 3.00% to 4.30%. The new interest rate will be fixed through February 29, 2001. Also on March 1, 2000, the interest rate on $22,200,000 of Adjustable Rate Pollution Control bonds of SIGECO, due March 1, 2020, was changed from 3.05% to 4.45%. The new interest rate will also be fixed through February 29, 2001. For financial statement presentation, the $53,700,000 of Adjustable Rate Pollution Control bonds are shown as a current liability.


On December 23, 1999 SIGCORP Capital, Inc. (now Vectren
Capital Corporation) established a $100 Million Committed
Bank Credit Facility. This facility, syndicated among five banks, replaced several uncommitted lines of credit and is used to fund non-regulated operations. At March 31, 2000, there was $90.1 million drawn against this facility. In addition, there was $56.3 million in other notes payable outstanding.

8.   ProLiance Energy, LLC

ProLiance Energy, LLC (ProLiance), a 50% owned non-regulated marketing affiliate of Vectren, began providing natural gas and related services to Indiana Gas and Citizens Gas and Coke Utility (Citizens Gas) effective April 1, 1996.

The sale of gas and provision of other services to Indiana
Gas by ProLiance is subject to regulatory review through the quarterly gas cost adjustment process administered by the IURC.

On September 12, 1997, the IURC issued a decision finding the gas supply and portfolio administration agreements between ProLiance and Indiana Gas and ProLiance and Citizens Gas (the gas supply agreements) to be consistent with the public interest. The IURC's decision reflected the significant gas cost savings to customers obtained by ProLiance's services and suggested that all material provisions of the agreements between ProLiance and the utilities are reasonable. Nevertheless, with respect to the pricing of gas commodity purchased from ProLiance and two other pricing terms, the IURC concluded that additional review in the gas cost adjustment (GCA) process would be appropriate and directed that these matters be considered further in the pending, consolidated GCA proceeding involving Indiana Gas and Citizens Gas. The IURC has not yet established a schedule for conducting these additional proceedings.

The IURC's September 12, 1997, decision was appealed to the Indiana Court of Appeals by certain Petitioners, including the Indiana Office of Utility Consumer Counselor, the Citizens Action Coalition of Indiana, and a small group of large-volume customers. On October 8, 1998, the Indiana Court of Appeals issued a decision which reversed and remanded the case to the IURC with instructions that the gas supply agreements be disapproved. The basis for the decision was that because the gas supply agreements provide for index based pricing of gas commodity sold by ProLiance to the utilities, the gas supply agreements should have been the subject of an application for approval of an alternative regulatory plan under Indiana statutory law.

On April 22, 1999, the Indiana Supreme Court granted a petition for transfer of the case and will now consider the appeal of the IURC's decision and issue its own decision on the merits of the appeal at a later date. By granting transfer, the Supreme Court has vacated the Court of Appeals' decision.

If the Supreme Court reverses the IURC's decision , the case will be remanded to the IURC for further proceedings regarding the public interest in the gas supply agreements. If the Supreme Court affirms the IURC's decision, as described above, the reasonableness of certain of the gas costs incurred by Indiana Gas under the gas supply agreements will be further reviewed by the IURC in the consolidated GCA proceeding. The existence of significant benefits to the utilities and their customers resulting from ProLiance's services has not been challenged on appeal. Indiana Gas and Citizens Gas are continuing to utilize ProLiance for their gas supplies.

On or about August 11, 1998, Indiana Gas, Citizens Gas and ProLiance each received a Civil Investigative Demand ("CID") from the United States Department of Justice requesting information relating to Indiana Gas' and Citizens Gas' relationship with and the activities of ProLiance. The Department of Justice issued the CID to gather information regarding ProLiance's formation and operations, and to determine if trade or commerce has been restrained. Indiana Gas has provided all information requested and management continues to believe that there are no significant issues in this matter.

 Indiana Gas continues to record gas costs in accordance
with the terms of the ProLiance contract and Vectren
continues to record its proportional share of ProLiance's
earnings. Pretax income of $3.4 million and $5.0 million,
was recognized as ProLiance's contribution to earnings in
the first quarter of  2000 and 1999, respectively.   Pretax
earnings recognized from ProLiance for the twelve months ended March 31, 2000, totaled $5.1 million compared to $8.1 million for the same period last year. Earnings recognized from ProLiance are included in Equity in Earnings of Unconsolidated Affiliates on the Consolidated Statements of
Income.

At March 31, 2000, Indiana Energy has reserved approximately $2.2 million of ProLiance earnings after tax. Total after-tax ProLiance earnings recognized to date approximate $21.6 million. This amount includes earnings from all of ProLiance's business activities, and therefore is believed to be a conservative estimate of the upper risk limit. Resolution of the above proceedings may also impact future operations and earnings contributions from ProLiance. Based on the IURC's findings described above, management believes the ProLiance issues may be resolved near the levels that are already being reserved, and therefore, while these proceedings are pending, does not anticipate changing the level at which it reserves ProLiance earnings. However, no assurance of this outcome can be provided.

9.   Pace Carbon Synfuels Investors, L.P.

Vectren Synfuels, Inc. (Vectren Synfuels), formerly IEI Synfuels, Inc., a wholly-owned, indirect subsidiary of Vectren holds one limited partnership unit in Pace Carbon Synfuels Investors, L.P. (Pace Carbon), a Delaware limited partnership formed to develop, own and operate four projects to produce and sell coal-based synthetic fuel. Pace Carbon converts coal fines (small coal particles) into briquettes that are sold to major coal users such as utilities and steel companies. This process is eligible for federal tax credits under Section 29 of the Internal Revenue Code (Code) and the Internal Revenue Service has issued a private letter ruling with respect to the four projects.

Vectren Synfuels has made an initial investment of $7.5 million in Pace Carbon for an 8.3 percent ownership interest in the partnership. Vectren Synfuels has agreed to advance up to $1.8 million, of which $.4 million was paid through March 2000, against future cash flows of the partnership for capital improvements and financing capital needs. In addition to its initial investment, Vectren Synfuels has a continuing obligation to invest in Pace Carbon approximately $40 million, with any such additional investments to be funded solely from a portion of the federal tax credits that are earned from the production and sale of briquettes by the projects.

The realization of the tax credits from this investment is dependent upon a number of factors including among others
(1) the production facilities must have been in operation by June 30, 1998, (2) adequate coal fines must be available to produce the briquettes, and (3) the briquettes must be produced and sold. All four of Pace Carbon's coal-based synthetic fuel production facilities were placed into service by June 30, 1998, and are currently producing and selling briquettes in an extended ramp up mode. Further enhancements to the production process and project upgrades are expected to be completed and in full production in mid calendar year 2000.

Generally, all briquettes produced through March 31, 2000, have been sold. However, due to a deterioration in both the domestic and export coal markets, domestic companies' coal supplies are up, which in turn has reduced the demand and created some price pressure for Pace Carbon's coal-based synthetic product. Management does not believe that the extended time required to make necessary production process enhancements nor the current coal market conditions will significantly affect the long-term success of the projects. Accordingly, management continues to believe that significant project benefits, primarily in the form of tax savings and tax credits realized, will be achieved in the future, however, no assurance can be given.

10.  Haddington Energy Partners, L.P.

On October 9, 1998, IEI Investments, now Vectren Enterprises, committed to invest $10 million in Haddington Energy Partners, L.P. (Haddington). Haddington, a Delaware limited partnership, raised $77 million to invest in projects that represent a portfolio of development opportunities, including high deliverability gas storage, compressed air energy storage, thermally-balanced cogeneration, fuel cells, hydrogen generators, and gathering and processing in the Powder River Basin. Haddington's investment opportunities primarily focus on acquiring and completing energy projects under development rather than start-up ventures. Through March 31, 2000, Vectren Enterprises had paid approximately $8.5 million of its commitment in Haddington, with the remainder to be paid in calendar 2000.

11.  Reliant Services

On June 30, 1998, IGC Energy, now Vectren Utility Services, and Cinergy Supply Network, Inc., a subsidiary of Cinergy
Corp. (Cinergy), formed Reliant Services, LLC (Reliant), an equally owned limited liability company, to perform underground facilities locating and construction services.
In May 1999, Reliant purchased the assets of two
Indianapolis-based companies to enable it to enter that market. The asset purchase was completed after Cinergy received all necessary regulatory approvals. In August
1999, Reliant entered the meter reading business as well.
Reliant is based in the Indianapolis area and focuses on serving electric, gas, telephone, cable and water companies in Indiana, Ohio and Kentucky. Through March 31, 2000,
Vectren Utility Services had invested approximately $3.1 million in Reliant.

12.  Vectren Advanced Communications

In May 1998, Vectren Advanced Communications, Inc. (formerly SIGCORP Advanced Communications, Inc.), a wholly owned subsidiary, was formed to hold Vectren's investment in SIGECOM, LLC and Utilicom Networks, Inc. Also on May 7, 1998, a joint venture between Vectren Advanced Communications and Utilicom was formed to provide enhanced communication services over a high capacity fiber optic based network in the greater Evansville, Indiana area. -. Vectren Advanced Communications' investment was in the form of a preferred interest in SIGECOM, which had a 100% liquidation preference. In addition, SIGCORP contributed its wholly-owned subsidiary, ComSource, Inc., to SIGECOM on July 1, 1998.

On January 28, 2000, affiliates of Blackstone Capital Partners III, a private equity fund of The Blackstone Group, invested in class B equity units of Utilicom Holdings LLC, the newly formed holding company for Utilicom. The investment was the first part of a commitment by Blackstone to invest up to $100 million to fund future growth opportunities in the fiber optic networks. At the same time, Vectren Advanced Communications exchanged 35% of its 49% equity interest in SIGECOM for $16.5 million of convertible debt of Utilicom Holdings. The debt is convertible into class A equity units at a future date or in the event of a public offering of stock by Utilicom.
Vectren Advanced Communications' remaining 14% preferred equity interest in SIGECOM was converted to a 14% indirect common equity interest in SIGECOM. The investment restructuring resulted in a pretax gain of $8.0 million to SIGCORP which is classified in Other Income in the accompanying consolidated statements of income. As of March 31, 2000, Vectren Advanced Communications' investment in SIGECOM was $7.4 million, including the value of ComSource, Inc.

13.  Air Quality Services

On November 11, 1998, SIGCORP Environmental Services, Inc. (now Vectren Environmental Services, Inc.) and Environmental Management Consultants, Inc., formed Air Quality Services
(AQS), LLC to provide air emissions testing, monitoring and consulting services to utility and industrial companies. Vectren Environmental Services owns 51% and Environmental Management Consultants, Inc. owns 49% of AQS. Through March 31, Vectren Environmental Services had invested approximately $.4 million in AQS.

14.  Environmental Matters

Manufactured Gas Plants
Indiana Gas is currently conducting environmental investigations and work at many of the 26 sites that were the locations of former manufactured gas plants. It has been recovering the costs of the investigations and work from insurance carriers and other potentially responsible parties
(PRPs). The IURC has determined that these costs are not recoverable from utility customers.

Indiana Gas has PRP agreements in place covering 19 of the 26 sites. The agreements provide for coordination of efforts and sharing of investigation and clean-up costs incurred and to be incurred at the sites. These agreements limit Indiana Gas' share of past and future response costs at these 19 sites to between 20 and 50 percent. Based on the agreements, Indiana Gas has accrued its proportionate share of the estimated cost related to work not yet performed.

In early 1999, Indiana Gas filed a complaint in Indiana state court to continue its pursuit of insurance coverage from four insurance carriers. As of March 31, 2000, settlement agreements were reached with each of these insurers and the litigation was dismissed.

These environmental matters have had no material impact on earnings since costs recorded to date approximate PRP recoveries and insurance settlements received. While Indiana Gas has recorded all costs which it presently expects to incur in connection with remediation activities, it is possible that future events may require some level of additional remedial activities which are not presently foreseen.

Clean Air Act
In October, 1997, the United States Environmental Protection Agency (USEPA) proposed a rulemaking that could require uniform NOx emissions reductions of 85 percent by utilities and other large sources in a 22-state region spanning areas in the Northeast, Midwest, Great Lakes, Mid-Atlantic and South. This rule is referred to as the "NOx SIP call". The USEPA provided each state a proposed budget of allowed NOx emissions, a key ingredient of ozone, which requires a significant reduction of such emissions. Under that budget, utilities may be required to reduce NOx emissions to a rate of 0.15 lb/mmBtu from levels already imposed by Phase I and Phase II of the Clean Air Act Amendments of 1990.
Midwestern states (the alliance) have been working together to determine the most appropriate compliance strategy as an alternative to the USEPA proposal. The alliance submitted its proposal, which calls for a smaller, phased in reduction of NOx levels, to the USEPA and the Indiana Department of Environmental Management in June 1998.

In July 1998, Indiana submitted its proposed plan to the USEPA in response to the USEPA's proposed new NOx rule and the emissions budget proposed for Indiana. The Indiana plan, which calls for a reduction of NOx emissions to a rate of 0.25 lb/mmBtu by 2003, is less stringent than the USEPA proposal but more stringent than the alliance proposal.

In October 27, 1998 USEPA issued a final rule "Finding of Significant Contribution and Rulemaking for Certain States in the Ozone Transport Assessment Group Region for Purposes of Reducing Regional Transport of Ozone," (63 Fed. Reg. 57355). The final rule requires that 23 states and jurisdictions must file revised state implementation plans ("SIPs") with EPA by no later than September 30, 1999, which was essentially unchanged from its October 1997, proposed rule. The USEPA has encouraged states to target utility coal-fired boilers for the majority of the reductions required, especially NOx emissions. Northeastern states have claimed that ozone transport from midwestern states (including Indiana) is the primary reason for their ozone concentration problems. Although this premise is challenged by others based on various air quality modeling studies, including studies commissioned by the USEPA, the USEPA intends to incorporate a regional control strategy to reduce ozone transport. The USEPA's final ruling is being litigated in the federal courts by approximately ten midwestern states, including Indiana.



During the second quarter of 1999, the USEPA lost two federal court challenges to key air-pollution control requirements. In the first ruling by the U.S. Circuit Court of Appeals for the District of Columbia on May 14, 1999, the Court struck down the USEPA's attempt to tighten the one-hour ozone standard to an eight-hour standard and the attempt to tighten the standard for particulate emissions, finding the actions unconstitutional. In the second ruling by the same Court on May 25, 1999, the Court placed an indefinite stay on the USEPA's attempts to reduce the allowed NOx emissions rate from levels required by the Clean Air Act Amendments of 1990. The USEPA appealed both court rulings. On October 29, 1999, the Court refused to reconsider its May 14, 1999 ruling.

On March 3, 2000, the D.C. Circuit of Appeals upheld the USEPA's October 27, 1998 final rule requiring 23 states and the District of Columbia to file revised SIPs with EPA by no later than September 30, 1999. Numerous petitioners, including several states, have filed a petition for rehearing with the U.S. Court of Appeals for the District of Columbia in Michigan v. EPA. Petitioners seek rehearing primarily on two issues: (1) EPA's consideration of the cost-effectiveness of NOx controls, rather than air quality effects, as the basis for determining the amount of each State's emissions that "contribute[s] significantly to non-attainment" of the ozone National Ambient Air Quality Standards ("NAAQS") in another State; and (2) EPA's choice of $2000/ton-removed as the cost-effectiveness cut-off point.

The proposed NOx emissions budget for Indiana stipulated in the USEPA's final ruling requires a 36% reduction in total NOx emissions from Indiana. The ruling could require SIGECO to lower its system-wide emissions by approximately 70%. Depending on the level of system-wide emissions reductions ultimately required, and the control technology utilized to achieve the reductions, the estimated construction costs of the control equipment could reach $100 million, and related additional operation and maintenance expenses could be an estimated $8 million to $10 million, annually. Under the USEPA implementation schedule, the emissions reductions and required control equipment must be implemented and in place by May 15, 2003.

Approximately 12 months ago, the USEPA initiated an investigation under Section 114 of the Clean Air Act (the
Act) of SIGECO's coal-fired electric generating units in commercial operation by 1977 to determine compliance with environmental permitting requirements related to repairs, maintenance, modifications and operations changes. The focus of the investigation was to determine whether new source performance standards should be applied to the modifications and whether the best available control technology was, or should have been, used. Numerous other electric utilities were, and are currently, being investigated by the USEPA under an industry-wide review for similar compliance. SIGECO responded to all of the USEPA's data requests during the investigation. In July 1999, SIGECO received a letter from the Office of Enforcement and Compliance Assurance of the USEPA discussing the industry-wide investigation, vaguely referring to the investigation of SIGECO and inviting SIGECO to participate in a discussion of the issues. No specifics were noted; furthermore, the letter stated that the communication was not intended to serve as a notice of violation. Subsequent meetings were conducted in September and October with the USEPA and targeted utilities, including SIGECO, regarding potential remedies to the USEPA's general allegations.

On November 3, 1999, the USEPA filed a lawsuit against seven utilities, including SIGECO. The USEPA alleges that, beginning in 1992, SIGECO violated the Clean Air Act by: (i) making modifications to its Culley Generating Station in Yankeetown, Indiana without obtaining required permits; (ii) making major modifications to the Culley Generating Station without installing the best available emission control technology; and (iii) failing to notify the USEPA of the modifications. In addition, the lawsuit alleges that the modifications to the Culley Generating Station required SIGECO to begin complying with federal new source performance standards.

SIGECO believes it performed only maintenance, repair and replacement activities at the Culley Generating Station, as allowed under the Clean Air Act. Because proper maintenance does not require permits, application of the best available emission control technology, notice to the USEPA, or compliance with new source performance standards, SIGECO believes that the lawsuit is without merit, and intends to vigorously defend the lawsuit.

The lawsuit seeks fines against SIGECO in the amount of $27,500 per day per violation. The lawsuit does not specify the number of days or violations the USEPA believes occurred. The lawsuit also seeks a court order requiring SIGECO to install the best available emissions technology at the Culley Generating Station. If the USEPA is successful in obtaining an order, SIGECO estimates that it would incur capital costs of approximately $40 million to $50 million complying with the order. In the event that SIGECO is required to install system-wide Nox emission control equipment, as a result of the Nox SIP call issue, the majority of the $40 million to $50 million for best available emissions technology at Culley Generating Station would be included in the $100 million expenditure, previously discussed

The USEPA has also issued an administrative notice of violation to SIGECO making the same allegations, but alleging that violations began in 1977.

While it is possible that SIGECO could be subjected to criminal penalties if the Culley Generating Station continues to operate without complying with the new source performance standards and the allegations are determined by a court to be valid, SIGECO believes such penalties are unlikely as EPA and the electric utility industry have a bonafide dispute over the proper interpretation of the Clean Air Act. Consequently, SIGECO anticipates at this time that the plant will continue to operate while the matter is being decided.

15.  Affiliate Transactions

The obligations of Vectren Capital Corp. (Capital Corp.), which provides financing for the utility companies and its non-utility subsidiaries, are subject to a support agreement between the company and Capital Corp., under which the company has agreed to make payments of interest and principal on Capital Corp.'s securities in the event of default. At March 31, 2000, Capital Corp. had $146.4 million in notes payable. Under the terms of the support agreement in addition to the cash flow of cash dividends paid to the company by any of its consolidated subsidiaries, the non-utility assets of the company are available as recourse to holders of Capital Corp.'s securities.

ProLiance began providing natural gas supply and related services to Indiana Gas effective April 1, 1996. Indiana Gas' purchases from ProLiance for resale and for injections into storage for the three- and twelve-month periods ended March 31, 2000, totaled $66.6 million and $235.8 million, respectively. Indiana Gas' purchases from ProLiance for the three- and twelve-month periods ended March 31, 1999, totaled $71.7 million and $226.0 million, respectively.

ProLiance has a standby letter of credit facility with a bank for letters up to $30 million. This facility is secured in part by a support agreement from Indiana Energy. Letters of credit outstanding at March 31, 2000 totaled $6.4 million.

CIGMA, LLC provides materials acquisition and related services that are used by the Indiana Gas. Indiana Gas' purchases of these services during the three- and twelve-month periods ended March 31, 2000 totaled $3.8 million and $18.0 million, respectively. Indiana Gas' purchases of these services during the three- and twelve-month periods ended March 31, 1999 totaled $4.3 million and $16.2 million, respectively.

Vectren is a two-thirds guarantor of certain surety bond obligations of Energy Systems Group, LLC. Vectren's share totaled $43.8 million at March 31, 2000.

Amounts owed to unconsolidated affiliates totaled $17.1 million and $20.0 million at March 31, 2000 and 1999, respectively, and are included in Accounts Payable on the Consolidated Balance Sheets.

16.  Segment Reporting

Vectren adopted SFAS No. 131 "Disclosure about Segments of an Enterprise and Related Information" through its consolidation of Indiana Energy and SIGCORP. SFAS No. 131 establishes standards for the reporting of information about operating segments in financial statements and disclosures about products, services and geographical areas. Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision-makers in deciding how to allocate resources and in the assessment of performance.

The operating segments of Vectren are defined as (1) Gas
Utility Services, (2) Electric Utility Services, and (3) Non-regulated Operations.


                           Three Months          Twelve Months
                          Ended March 31         Ended March 31
                         2000(1)      1999     2000(1)       1999
Operating Revenues:
   Gas Utility
      Services          $  200,845 $  191,182  $  509,236  $  485,393
   Electric Utility
      Services              72,990     70,987     309,572    303,625
   Non-regulated
      Operations           102,400     63,492     344,987    269,034
  Intersegment
Eliminations               (16,791)    (4,628)    (56,967)   (47,293)
   Total                   359,444    321,033   1,106,828  1,010,759


Net Income:
   Gas Utility
      Services              10,222     26,825      17,009     35,711
   Electric Utility          2,607      9,410      35,017     37,775
      Services
   Non-regulated
      Operations            22,326     33,529      46,339     58,224
   Intersegment
Eliminations               (13,030)   (29,041)    (26,215)   (43,955)
   Total                    22,125     40,723      72,150     87,755



(1) The 2000 amounts include merger costs expensed by Vectren at March 31 of $27.2 million ($19.3 million after tax).

17.  New Accounting Standards

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. In June 1999, the FASB issued SFAS 137, which defers the effective date of SFAS 133. ProLiance utilizes derivative instruments to manage pricing decisions, minimize the risk of price volatility, and minimize price risk exposure in the energy markets. SFAS 133 is now effective for ProLiance and Vectren in 2001. ProLiance has not yet quantified the impact of adopting this statement on its financial position or results of operations. Likewise, Vectren has not quantified the impact of adopting this statement on its financial position or results or operations.



                    VECTREN CORPORATION
                  AND SUBSIDIARY COMPANIES

   Item 2.  MANAGEMENT DISCUSSION AND ANALYSIS OF RESULTS
            OF OPERATIONS AND FINANCIAL CONDITION

Results of Operation

                         Net Income

Consolidated net income was $22.1 million for the three-month period ended March 31, 2000. Consolidated net income before merger related charges was $41.4 million for the three-month period ended March 31, 2000, as compared to the net income of $40.7 million for the same period in 1999.

                        Merger Costs

Merger costs incurred at March 31, 2000 totaled $27.2 million pre-tax, $19.3 net of tax. Vectren expects to realize net merger savings of nearly $200 million over ten years from the elimination of duplicate corporate and administrative programs and greater efficiencies in operations, business processes and purchasing. These costs relate primarily to transaction costs, severance and other merger integration activities. The continued merger integration activities, which will contribute to the merger savings, will be substantially complete by 2001.

  Utility Margin (Operating Revenues Less Cost of Fuel for
                    Electric Generation,
              Purchased Power and Cost of Gas)

Electric utility margin for the quarter ended March 31, 2000 was $52.9 million as compared to $52.1 million for the same period last year. Increased sales of non-firm wholesale power and sales to industrial customers was the primary reason for the increase in electric margin. Warmer weather during the current quarter compared to normal and the year-ago period contributed to a 9% decrease in residential electric sales. Gas utility margin for the quarter ended March 31, 2000 was $82.3 million compared to $87.7 million for the same period last year. Gas margin was lower due to weather being 10% warmer than the year-ago period and 17% warmer than normal. Residential gas sales declined 10% compared to the prior year period. These decreases in gas margin were partially offset by additional residential and commercial customer growth.

Electric utility margin for the twelve-month period ended
March 31, 2000, was $221.3 million compared to $215.3 million for the same period last year. The $6.0 million increase in margin reflected a 5% increase in retail and firm wholesale electric sales, primarily due to stronger industrial and commercial sales. Summer temperatures were 6% below normal for the current period. The twelve-month period ended March 31, 1999 experienced summer temperatures that were 16% warmer than normal.

Gas utility margin for the twelve-month period ended March 31, 2000, was $227.8 million compared to $224.9 million for the same period last year. The increase is primarily attributable to the addition of new residential and commercial customers. Temperatures were 17% warmer than normal during the current twelve month period and 13% warmer than normal for the twelve months ending March 31, 1999.

Total electric sales during the quarter ended March 31, 2000 rose 3.4% (57,589 MWh) compared to the prior year period and were .7% (49,850 MWh) greater during the current twelve-month period than a year ago. Total gas system throughput (combined sales and transportation) decreased 4.6% (2.7 MMDth) for the quarter and 1.2% (1.8 MMDth) for the twelve-month period. Vectren's rates for gas transportation generally provide for the same margins as are earned on the sale of gas under its applicable sales tariffs. Approximately one-half of total gas system throughput represents gas used for space heating and is affected by weather.



Operating Expenses (excluding Cost of Fuel for Electric
Generation, Purchased Power, Cost of Gas and Energy Services and Other)

Other operating expenses increased $1.6 million, or 3.6%, for the three-month period ended March 31, 2000, when compared to the same period a year ago. The increase is primarily attributed to a rise in utility operating expenses due to the reduction of restructuring costs at Indiana Gas in the amount of $1.3 million. For the twelve months ending March 31, 2000, other operating expenses rose $5.6 million (3.0%) to $191.2 million due to general operation expenses and to the prior period reduction in restructuring charges at Indiana Gas.

Depreciation and amortization increased $1.4 million or 6.8% and $5.8 million or 7.0% for both the three-month and twelve-month periods due primarily to additions to plant to serve new customers and to maintain dependable service to existing customers.

Taxes other than income taxes increased $3.0 million during the recent twelve-month period due to higher gross receipts and property tax expense.

                        Other Income

Equity in earnings of unconsolidated affiliates decreased $1.7 million and $3.1 million, respectively for the three-month and twelve-month periods ended March 31, 2000, due primarily to lower earnings recognized from Vectren's energy marketing affiliate, ProLiance Energy, LLC (ProLiance). This reduction in earnings is primarily attributed to ProLiance's net position on financial instruments held to hedge storage inventories and the restructuring of several transportation contracts to provide less seasonality in Proliance's earnings, the majority of which are timing..

Other - net increased $10.5 million and $14.4 million, respectively, for the three-month and twelve-month periods ended March 31, 2000, compared to the prior year periods due to the $8.0 million pre-tax gain on the SIGECOM investment restructuring and increased investments earnings at Southern Indiana Properties, Inc. (SIPI)

                      Interest Expense

Interest expense increased by $2.1 million and $5.0 million, respectively, for the three-month and twelve-month periods ended March 31, 2000, when compared to the same period a year ago due primarily to higher average interest rates on utility debt and additional debt required for SIPI's increased financial investment activities .

                        Income Taxes

Federal and state income taxes declined $8.6 million and $7.3 million for the three-month and twelve-month periods ended March 31, 2000, due primarily to lower earnings resulting from merger costs of $27.2 million.

                   Other Operating Matters

                   The Merger Transaction

Vectren Corporation (Vectren) is an Indiana corporation that was organized on June 10, 1999 solely for the purpose of effecting the merger of Indiana Energy, Inc. (Indiana Energy) and SIGCORP, Inc. (SIGCORP) with and into Vectren and carrying on the combined business of Indiana Energy and SIGCORP. On March 31, 2000 the merger of Indiana Energy with SIGCORP and into Vectren was consummated with a tax-free exchange of shares and has been accounted for as a pooling of interests. The common shareholders of SIGCORP received one and one-third shares of Vectren common stock for each SIGCORP common share and Indiana Energy common shareholders received one share of Vectren common stock for each Indiana Energy common share, resulting in the issuance of 61.3 million shares of Vectren common stock. The preferred stock and debt securities of Indiana Energy's and SIGCORP's utility subsidiaries were not affected by the merger.

Vectren is public utility holding company with two operating public utilities, Indiana Gas Company, Inc. (Indiana Gas) and Southern Indiana Gas and Electric Company (SIGECO). Indiana Gas and its subsidiaries provide natural gas and transportation services to a diversified base of customers in 311 communities in 49 of Indiana's 92 counties. SIGECO provides generation, transmission, distribution and the sale of electric power and the distribution and sale of natural gas to communities and counties in southwestern Indiana.

Vectren is also involved in non-regulated activities through its subsidiaries and investments in joint ventures: Vectren Enterprises, Inc., Vectren Energy Services, Inc., Vectren Financial Group, Inc., Vectren Generation Services, Inc., Vectren Resources, LLC, Vectren Utility Services, Inc., Vectren Ventures, Inc., and Vectren Communications, Inc. These non-regulated activities provide energy, telecommunications and finance services throughout the Midwest.

The merger was conditioned, among other things, upon the approvals of the shareholders of each company and customary regulatory approvals. On December 17, 1999, the merger was approved by the shareholders of each company. On December 20, 1999, the Federal Energy Regulatory Commission (FERC) issued an order approving the proposed merger. In approving the merger, the FERC concluded that the merger was in the public interest and would not adversely affect competition, rates or regulation. On January 18, 2000, the Department of Justice informed the Companies that it had concluded its review of their Hart Scott Rodino notification filings and would take no further action. On March 8, 2000, approval was received from the (SEC) under the Public Utility Holding Company Act to consummate the merger. The merger was therefore completed on March 31, 2000.


Indiana Gas Company, Inc. and Southern Indiana Gas and
Electric Company will operate as separate subsidiaries of Vectren.




        Acquisition of the Gas Distribution Assets of
             The Dayton Power and Light Company

On December 15, 1999, Indiana Energy announced that the board of directors had approved a definitive agreement under which Indiana Energy would acquire the natural gas distribution assets of The Dayton Power and Light Company. The acquisition, with a purchase price of $425 million, is expected to be funded with commercial paper (back-stopped by a committed bank credit facility)which will be replaced over time with permanent financing. This transaction is conditioned upon the approval of several regulatory bodies. Management hopes to complete the transaction by mid year 2000.


                    ProLiance Energy, LLC

ProLiance Energy, LLC (ProLiance), a 50% owned non-regulated marketing affiliate of Vectren, began providing natural gas and related services to Indiana Gas and Citizens Gas and Coke Utility (Citizens Gas) effective April 1, 1996.

The sale of gas and provision of other services to Indiana
Gas by ProLiance is subject to regulatory review through the quarterly gas cost adjustment process administered by the IURC.

On September 12, 1997, the Indiana Utility Regulatory Commission (IURC) issued a decision finding the gas supply and portfolio administration agreements between ProLiance and Indiana Gas and ProLiance and Citizens Gas (the gas supply agreements) to be consistent with the public interest. The IURC's decision reflected the significant gas cost savings to customers obtained by ProLiance's services and suggested that all material provisions of the agreements between ProLiance and the utilities are reasonable. Nevertheless, with respect to the pricing of gas commodity purchased from ProLiance and two other pricing terms, the IURC concluded that additional review in the gas cost adjustment (GCA) process would be appropriate and directed that these matters be considered further in the pending, consolidated GCA proceeding involving Indiana Gas and Citizens Gas. The IURC has not yet established a schedule for conducting these additional proceedings.

The IURC's September 12, 1997, decision was appealed to the Indiana Court of Appeals by certain Petitioners, including the Indiana Office of Utility Consumer Counselor, the Citizens Action Coalition of Indiana, and a small group of large-volume customers. On October 8, 1998, the Indiana Court of Appeals issued a decision which reversed and remanded the case to the IURC with instructions that the gas supply agreements be disapproved. The basis for the decision was that because the gas supply agreements provide for index based pricing of gas commodity sold by ProLiance to the utilities, the gas supply agreements should have been the subject of an application for approval of an alternative regulatory plan under Indiana statutory law.

On April 22, 1999, the Indiana Supreme Court granted a petition for transfer of the case and will now consider the appeal of the IURC's decision and issue its own decision on the merits of the appeal at a later date. By granting transfer, the Supreme Court has vacated the Court of Appeals' decision.

If the Supreme Court reverses the IURC's decision , the case will be remanded to the IURC for further proceedings regarding the public interest in the gas supply agreements. If the Supreme Court affirms the IURC's decision, as described above, the reasonableness of certain of the gas costs incurred by Indiana Gas under the gas supply agreements will be further reviewed by the IURC in the consolidated GCA proceeding. The existence of significant benefits to the utilities and their customers resulting from ProLiance's services has not been challenged on appeal. Indiana Gas and Citizens Gas are continuing to utilize ProLiance for their gas supplies.

On or about August 11, 1998, Indiana Gas, Citizens Gas and ProLiance each received a Civil Investigative Demand ("CID") from the United States Department of Justice requesting information relating to Indiana Gas' and Citizens Gas' relationship with and the activities of ProLiance. The Department of Justice issued the CID to gather information regarding ProLiance's formation and operations, and to determine if trade or commerce has been restrained. Indiana Gas has provided all information requested and management continues to believe that there are no significant issues in this matter.

Indiana Gas continues to record gas costs in accordance with the terms of the ProLiance contract and Vectren continues to record its proportional share of ProLiance's earnings. Pretax income of $3.4 million and $5.0 million, was recognized as ProLiance's contribution to earnings in the first quarter of fiscal year 2000 and 1999, respectively. Pretax earnings recognized from ProLiance for the twelve months ended March 31, 2000, totaled $5.1 million compared to $8.1 million for the same period last year. Earnings recognized from ProLiance are included in Equity in Earnings of Unconsolidated Affiliates on the Consolidated Statements of Income.

At March 31, 2000, Vectren has reserved approximately $1.6 million of ProLiance earnings after tax. Total after-tax
ProLiance earnings recognized to date approximate $21.6 million. This amount includes earnings from all of ProLiance's business activities, and therefore is believed to be a conservative estimate of the upper risk limit.
Resolution of the above proceedings may also impact future operations and earnings contributions from ProLiance. Based on the IURC's findings described above, management believes the ProLiance issues may be resolved near the levels that are already being reserved, and therefore, while these proceedings are pending, does not anticipate changing the level at which it reserves ProLiance earnings. However, no assurance of this outcome can be provided.

                    Environmental Matters

Manufactured Gas Plants
Indiana Gas is currently conducting environmental investigations and work at many of the 26 sites that were the locations of former manufactured gas plants. It has been recovering the costs of the investigations and work from insurance carriers and other potentially responsible parties
(PRPs). The IURC has determined that these costs are not recoverable from utility customers.

Indiana Gas has PRP agreements in place covering 19 of the 26 sites. The agreements provide for coordination of efforts and sharing of investigation and clean-up costs incurred and to be incurred at the sites. These agreements limit Indiana Gas' share of past and future response costs at these 19 sites to between 20 and 50 percent. Based on the agreements, Indiana Gas has accrued its proportionate share of the estimated cost related to work not yet performed.

In early 1999, Indiana Gas filed a complaint in Indiana state court to continue its pursuit of insurance coverage from four insurance carriers. As of March 31, 2000, settlement agreements were reached with each of these insurers and the litigation was dismissed.

These environmental matters have had no material impact on earnings since costs recorded to date approximate PRP recoveries and insurance settlements received. While Indiana Gas has recorded all costs which it presently expects to incur in connection with remediation activities, it is possible that future events may require some level of additional remedial activities which are not presently foreseen.

Clean Air Act
In October, 1997, the United States Environmental Protection Agency (USEPA) proposed a rulemaking that would require uniform NOx emissions reductions of 85 percent by utilities and other large sources in a 22-state region spanning areas in the Northeast, Midwest, Great Lakes, Mid-Atlantic and South. This rule is referred to as the "NOx SIP call". The USEPA provided each state a proposed budget of allowed NOx emissions, a key ingredient of ozone, which requires a significant reduction of such emissions. Under that budget, utilities may be required to reduce NOx emissions to a rate of 0.15 lb/mmBtu from levels already imposed by Phase I and Phase II of the Clean Air Act Amendments of 1990.
Midwestern states (the alliance) have been working together to determine the most appropriate compliance strategy as an alternative to the USEPA proposal. The alliance submitted its proposal, which calls for a smaller, phased in reduction of NOx levels, to the USEPA and the Indiana Department of Environmental Management in June 1998.

In July 1998, Indiana submitted its proposed plan to the USEPA in response to the USEPA's proposed new NOx rule and the emissions budget proposed for Indiana. The Indiana plan, which calls for a reduction of NOx emissions to a rate of 0.25 lb/mmBtu by 2003, is less stringent than the USEPA proposal but more stringent than the alliance proposal.

In October 27, 1998 USEPA issued a final rule "Finding of Significant Contribution and Rulemaking for Certain States in the Ozone Transport Assessment Group Region for Purposes of Reducing Regional Transport of Ozone," (63 Fed. Reg. 57355). The final rule requires that 23 states and jurisdictions must file revised state implementation plans ("SIPs") with EPA by no later than September 30, 1999, which was essentially unchanged from its October 1997, proposed rule. The USEPA has encouraged states to target utility coal-fired boilers for the majority of the reductions required, especially NOx emissions. Northeastern states have claimed that ozone transport from midwestern states (including Indiana) is the primary reason for their ozone concentration problems. Although this premise is challenged by others based on various air quality modeling studies, including studies commissioned by the USEPA, the USEPA intends to incorporate a regional control strategy to reduce ozone transport. The USEPA's final ruling is being litigated in the federal courts by approximately ten midwestern states, including Indiana.



During the second quarter of 1999, the USEPA lost two federal court challenges to key air-pollution control requirements. In the first ruling by the U.S. Circuit Court of Appeals for the District of Columbia on May 14, 1999, the Court struck down the USEPA's attempt to tighten the one-hour ozone standard to an eight-hour standard and the attempt to tighten the standard for particulate emissions, finding the actions unconstitutional. In the second ruling by the same Court on May 25, 1999, the Court placed an indefinite stay on the USEPA's attempts to reduce the allowed NOx emissions rate from levels required by the Clean Air Act Amendments of 1990. The USEPA appealed both court rulings. On October 29, 1999, the Court refused to reconsider its May 14, 1999 ruling.

On March 3, 2000, the D.C. Circuit of Appeals upheld the USEPA's October 27, 1998 final rule requiring 23 states and the District of Columbia to file revised SIPs with EPA by no later than September 30, 1999. Numerous petitioners, including several states, have filed a petition for rehearing with the U.S. Court of Appeals for the District of Columbia in Michigan v. EPA. Petitioners seek rehearing primarily on two issues: (1) EPA's consideration of the cost-effectiveness of NOx controls, rather than air quality effects, as the basis for determining the amount of each State's emissions that "contribute[s] significantly to non-attainment" of the ozone National Ambient Air Quality Standards ("NAAQS") in another State; and (2) EPA's choice of $2000/ton-removed as the cost-effectiveness cut-off point.

The proposed NOx emissions budget for Indiana stipulated in the USEPA's final ruling requires a 36% reduction in total NOx emissions from Indiana. The ruling could require SIGECO to lower its system-wide emissions by approximately 70%. Depending on the level of system-wide emissions reductions ultimately required, and the control technology utilized to achieve the reductions, the estimated construction costs of the control equipment could reach $100 million, and related additional operation and maintenance expenses could be an estimated $8 million to $10 million, annually. Under the USEPA implementation schedule, the emissions reductions and required control equipment must be implemented and in place by May 15, 2003.

Approximately 12 months ago, the USEPA initiated an investigation under Section 114 of the Clean Air Act (the
Act) of SIGECO's coal-fired electric generating units in commercial operation by 1977 to determine compliance with environmental permitting requirements related to repairs, maintenance, modifications and operations changes. The focus of the investigation was to determine whether new source performance standards should be applied to the modifications and whether the best available control technology was, or should have been, used. Numerous other electric utilities were, and are currently, being investigated by the USEPA under an industry-wide review for similar compliance. SIGECO responded to all of the USEPA's data requests during the investigation. In July 1999, SIGECO received a letter from the Office of Enforcement and Compliance Assurance of the USEPA discussing the industry-wide investigation, vaguely referring to the investigation of SIGECO and inviting SIGECO to participate in a discussion of the issues. No specifics were noted; furthermore, the letter stated that the communication was not intended to serve as a notice of violation. Subsequent meetings were conducted in September and October with the USEPA and targeted utilities, including SIGECO, regarding potential remedies to the USEPA's general allegations.

On November 3, 1999, the USEPA filed a lawsuit against seven utilities, including SIGECO. The USEPA alleges that, beginning in 1992, SIGECO violated the Clean Air Act by: (i) making modifications to its Culley Generating Station in Yankeetown, Indiana without obtaining required permits; (ii) making major modifications to the Culley Generating Station without installing the best available emission control technology; and (iii) failing to notify the USEPA of the modifications. In addition, the lawsuit alleges that the modifications to the Culley Generating Station required SIGECO to begin complying with federal new source performance standards.

SIGECO believes it performed only maintenance, repair and replacement activities at the Culley Generating Station, as allowed under the Clean Air Act. Because proper maintenance does not require permits, application of the best available emission control technology, notice to the USEPA, or compliance with new source performance standards, SIGECO believes that the lawsuit is without merit, and intends to defend the lawsuit vigorously.

The lawsuit seeks fines against SIGECO in the amount of $27,500 per day per violation. The lawsuit does not specify the number of days or violations the USEPA believes occurred. The lawsuit also seeks a court order requiring SIGECO to install the best available emissions technology at the Culley Generating Station. If the USEPA is successful in obtaining an order, SIGECO estimates that it would incur capital costs of approximately $40 million to $50 million complying with the order. In the event that SIGECO is required to install system-wide Nox emission control equipment, the majority of the $40 million to $50 million for best available emissions technology at Culley Generating Station would be included in the $100 million expenditure, previously discussed.

The USEPA has also issued an administrative notice of violation to SIGECO making the same allegations, but alleging that violations began in 1977.

While it is possible that SIGECO could be subjected to criminal penalties if the Culley Generating Station continues to operate without complying with the new source performance standards and the allegations are determined by a court to be valid, SIGECO believes such penalties are unlikely as EPA and the electric utility industry have a bonafide dispute over the proper interpretation of the Clean Air Act. Consequently, SIGECO anticipates at this time that the plant will continue to operate while the matter is being decided.

                     The Year 2000 Issue

Vectren uses various software, systems and technology that could have been affected by the date change in 2000. All identification, testing and replacement or remediation of such software, systems and technology at Vectren was completed by December 31, 1999. No significant noncompliance issues have been encountered in 2000 and Vectren anticipates that no such issues will be encountered. Vectren estimates the expense of Year 2000-readiness modifications to existing systems or replacements treated as expense incurred totaled approximately $3.2 million.

                  New Accounting Standards

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. In June 1999, the FASB issued SFAS 137, which defers the effective date of SFAS 133. ProLiance utilizes derivative instruments to manage pricing decisions, minimize the risk of price volatility, and minimize price risk exposure in the energy markets. SFAS 133 is now effective for ProLiance and Vectren in 2001. ProLiance has not yet quantified the impact of adopting this statement on its financial position or results of operations. Likewise, Vectren has not quantified the impact of adopting this statement on its financial position or results or operations.

               Liquidity and Capital Resources

Vectren's capitalization objectives, which are 45-60 percent common and preferred equity and 40-55 percent long-term debt. These objectives may have varied, and will vary, from time to time, depending on particular business opportunities and seasonal factors that affect the company's operation. Vectren's common equity component was 57 percent of its total capitalization at March 31, 2000.

The acquisition of Dayton Power and Light Co., at a cost of $425 million, is expected to be funded with commercial paper
(back-stopped by a committed bank credit facility)y that will be replaced over time with permanent financing.

New construction, normal system maintenance and improvements, and information technology investments needed to provide service to a growing customer base will continue to require substantial expenditures. Capital expenditures for fiscal 2000 are estimated at $135 million of which $30.8 million have been expended during the three-month period ended March 31, 2000. For the twelve months ended March 31, 2000, capital expenditures totaled $132.1 million.

Short-term cash working capital is required primarily to finance customer accounts receivable, unbilled utility revenues resulting from cycle billing, gas in underground storage, prepaid gas delivery services, capital expenditures and investments until permanently financed. Short-term borrowings tend to be greatest during the heating season when accounts receivable and unbilled utility revenues are at their highest.

On March 1, 2000, the fixed rate 7.25% $22,500,000 Pollution Control Series A Bonds of SIGECO, due March 1, 2014, were converted to a Municipal Auction Rates Series. The interest rate, currently 4.35%, will be set every 32 days through the municipal bond auction process.

On March 1, 2000, the interest rate on $31,500,000 of Adjustable Rate Pollution Control bonds of SIGECO, due March 1, 2025, was changed from 3.00% to 4.30%. The new interest rate will be fixed through February 29, 2001. Also on March 1, 2000, the interest rate on $22,200,000 of Adjustable Rate Pollution Control bonds of SIGECO, due March 1, 2020, was changed from 3.05% to 4.45%. The new interest rate will also be fixed through February 29, 2001. For financial statement presentation, the $53,700,000 of Adjustable Rate Pollution Control bonds are shown as a current liability.

On December 23, 1999 SIGCORP Capital, Inc. (now Vectren
Capital Corporation) established a $100 Million Committed
Bank Credit Facility. This facility, syndicated among five banks, replaced several uncommitted lines of credit and is used to fund non-regulated operations. At March 31, 2000, there was $90.1 million drawn against this facility. In addition, there was $56.3 million in other notes payable outstanding.

Vectren expects the majority of the utility construction requirements and debt security redemptions to be provided by internally generated funds.

Indiana Gas' and SIGECO's credit ratings on outstanding debt for the three months ended March 31, 2000 was AA-/Aa2 and AA/Aa2, respectively.

                 Forward-Looking Information

A "safe harbor" for forwarding-looking statements is provided by the Private Securities Litigation Reform Act of 1995 (Reform Act of 1995). The Reform Act of 1995 was adopted to encourage such forward-looking statements without the threat of litigation, provided those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause the actual results to differ materially from those projected in the statement. Certain matters described in Management's Discussion and Analysis of Results of Operations and Financial Position, including but not limited to, Vectren Corporation's earnings growth strategy, ProLiance, the acquisition of gas distribution assets of the Dayton Power and Light Company and Year 2000 issues, are forward-looking statements. Such statements are based on management's beliefs, as well as assumptions made by and information currently available to management. When used in this filing, the words "believe," "anticipate," "endeavor," "estimate," "expect," "objective," "projection," "forecast," "goal," and similar expressions are intended to identify forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause Vectren Corporation and its subsidiaries' actual results to differ materially from those contemplated in any forward-looking statements included, among others, the following:

    Factors affecting utility operations such as unusual weather conditions; catastrophic weather-related damage; unusual maintenance or repairs; unanticipated changes to fossil fuel costs; unanticipated changes to gas supply costs, or availability due to higher demand, shortages, transportation problems or other developments; environmental or pipeline incidents; transmission or distribution incidents; unanticipated changes to electric energy supply costs, or availability due to demand, shortages, transmission problems or other developments; or electric transmission or gas pipeline system constraints.

    Increased competition in the energy environment including effects of industry restructuring and unbundling.

    Regulatory factors such as unanticipated changes in rate-setting policies or procedures, recovery of investments and costs made under traditional regulation, and the frequency and timing of rate increases.

    Financial or regulatory accounting principles or policies imposed by the Financial Accounting Standards Board, the Securities and Exchange Commission (Commission), the Federal Energy Regulatory Commission, state public utility commissions, state entities which regulate natural gas transmission, gathering and processing, and similar entities with regulatory oversight.

    Economic conditions including inflation rates and monetary fluctuations.

    Changing market conditions and a variety of other factors associated with physical energy and financial trading activities including, but not limited to, price, basis, credit, liquidity, volatility, capacity, interest rate, and warranty risks.

    Availability or cost of capital, resulting from changes in Vectren Corporation and its subsidiaries, interest rates, and securities ratings or market perceptions of the utility industry and energy-related industries.

    Employee workforce factors including changes in key executives, collective bargaining agreements with union employees, or work stoppages.

    Legal and regulatory delays and other obstacles associated with mergers, acquisitions, and investments in joint ventures.

    Costs and other effects of legal and administrative proceedings, settlements, investigations, claims, and other matters, including, but not limited to, those described in the Other Operating Matters section of Management's
  Discussion and Analysis of Results of Operations and Financial Condition.

    Changes in federal, state or local legislature requirements, such as changes in tax laws or rates, environmental laws and regulations.

Vectren Corporation and its subsidiaries undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of changes in actual results, changes in assumptions, other factors affecting such statements.

Item 3.  Quantitative and Qualitative Disclosures about
Market Risk

Vectren's debt portfolio contains a substantial amount of fixed-rate long-term debt and, therefore, does not expose the company to the risk of material earnings or cash flow loss due to changes in market interest rates. On average, less than 25% of the company's total debt portfolio consists of short term notes and commercial paper that are subject to fluctuations in market interest rates and other seasonal factors.

ProLiance engages in energy hedging activities to manage pricing decisions, minimize the risk of price volatility, and minimize price risk exposure in the energy markets.
ProLiance's market exposure arises from storage inventory, imbalances and fixed-price purchase and sale commitments which are entered into to support ProLiance's operating activities. Currently, ProLiance buys and sells physical commodities and utilizes financial instruments to hedge its market exposure. However, net open positions in terms of price, volume and specified delivery point do occur.
ProLiance manages open positions with policies which limit its exposure to market risk and require reporting potential financial exposure to its management and its members. As a result of ProLiance's risk management policies, Vectren does not believe that ProLiance's exposure to market risk will result in material earnings or cash flow loss to the company.

SIGECO, a Vectren subsidiary, utilizes contracts for the forward sale of electricity to effectively manage the utilization of its available generating capability. Such contracts include forward physical contracts for wholesale sales of its generating capability, during periods when
SIGECO's available generating capability is expected to exceed the demands of its retail, or native load, customers. To minimize the risk related to these forward contracts, SIGECO may utilize call option contracts to hedge against the unexpected loss of its generating capability during periods of heavy demand. SIGECO also utilizes forward physical contracts for the wholesale purchase of generating capability to resell to other utilities and power marketers through non-firm "buy-resell" transactions where the sale and purchase prices of power are concurrently set. As of March 31, 2000 management believes exposure from these positions was not material.

SIGCORP Energy Services, Inc. utilizes forward physical contracts for both the purchase and sale of natural gas to its customers, primarily through "back-to-back" transactions where the sale and purchase prices of natural gas are concurrently set. Management believes that exposure from these positions was not material. SIGCORP Energy
Services, Inc. sells fixed-price and capped-price products, and reduces its market price risk through the use of fixed-price supplier contracts and storage assets.

Vectren is also exposed to counterparty credit risk when a supplier defaults upon a contract to pay or deliver the commodity. To mitigate risk, procedures to determine and monitor the creditworthiness of counterparties have been established.

At March 31, 2000, the company was not engaged in other contracts which would cause exposure to the risk of material earnings or cash flow loss due to changes in market commodity prices, foreign currency exchange rates, or interest rates.
                       VECTREN CORPORATION
                    AND SUBSIDIARY COMPANIES

                      PART II - OTHER ITEM


Item 1.  Legal Proceedings

See Note 8 of the Notes to the Consolidated Financial Statements for discussion of litigation matters relating to the gas supply and portfolio administration agreements between ProLiance and Indiana Gas and ProLiance and Citizens Gas.

See Note 14 of the Notes to the Consolidated Financial Statements for discussion of the litigation matters relating to USEPA allegations that SIGECO violated the Clean Air Act.

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 6.  Exhibits and Reports on Form 8-K


Exhibit                          Description
Number
2.1    Agreement and Plan of Merger dated June 11, 1999,
       among Indiana Energy, Inc., SIGCORP, Inc. and Vectren
       Corporation (Incorporated by reference to Exhibit 2
       to the Current Report on Form 8-K of Indiana Energy,
       Inc. (Commission file number 1-09091) filed June 15,
       1999).

2.2 Asset Purchase Agreement dated December 14, 1999 between Indiana Energy, Inc. and Dayton Power and
       Light Co., Inc. and Number -3CHK with a commitment letter for a 364 - Day Credit Facility dated December
       16, 1999 (Incorporated by reference to Exhibit 2 and
       99.1 of Indiana Energy, Inc.'s (Commission File No. 1-
       90991) Current Report on Form 8-K filed December 28,
       1999.)

3.1    Amended and Restated Articles of Incorporation of
       Vectren Corporation effective March 31, 2000
       (Incorporated by reference to Exhibit 3 to the Current Report on Form 8-K of Vectren Corporation
       (Commission file number 1-15467) filed April 14,
       2000).

3.2 Amended and Restated Bylaws of Vectren Corporation effective March 31, 2000 (Incorporated by reference to Exhibit 3 to the Current Report on Form 8-K on
       Form 8-K of Vectren Corporation (Commission file number 1-15467) filed April 14, 2000).



27     Financial Data Schedule, filed herewith.


Form 8-K's

On January 27, 2000, Indiana Energy and Indiana Gas filed a Current Report on Form 8-K with respect to the release of summary financial information to the investment community regarding Indiana Energy's consolidated results of operations, financial position and cash flows for the three- and twelve- month periods ended December 31, 1999. Items reported included:

                    Item 5.   Other Events

                    Item 7.   Exhibits

                           100  Financial Analyst Report and
                           Press Release - First Quarter 2000

On January 27, 2000, Indiana Energy and Indiana Gas filed a
Current Report on Form 8-K with respect to an analyst teleconference call, held on January 27, 2000. Items reported included:

                    Item 5.   Other Events

                    Item 7.   Exhibits

                           100.1     Analyst script
                           teleconference call dated January 27,
                           2000

On January 27, 2000, Indiana Energy filed a Current Report on
Form 8-K with respect to a consent form of Arthur Andersen, LLP.
Items reported included:

                    Item 5.   Other Events

                    Item 7.   Exhibits

                     23   Consent form of Arthur Andersen

On February 11, 2000, SIGCORP filed a Current Report on Form 8-K with respect to the release of summary financial information to the investment community regarding SIGCORP's consolidated results of operations and financial position for the three- and twelve-month periods ended December 31, 1999. Items reported included:

                    Item 7.   Exhibits

                           99.1 Press Release dated February 2,
                           2000 announcing revenues and earnings
                           for the quarter and year ended
                           December 31, 1999

On February 28, 2000, SIGCORP and SIGECO jointly filed a Current
Report on Form 8-K filing audited financial statements of SIGCORP and SIGECO prior to financing activities that occurred on March
1, 2000.  Items reported included:

                    Item 7.   Financial Statements and Exhibits

On March 24, 2000, Vectren filed a Current Report on Form 8-K with respect to a presentation made to industry analysts. Items reported included:

                    Item 7.   Exhibits

                     99.1 Presentation to Industry Analysts


On April 27, 2000 Vectren Corporation filed a Current Report on
Form 8-K with respect to the release of summary financial information to the investment community regarding Vectren
Corporation consolidated results of operation, financial position and cash flows for the three-and twelve-month periods of March
31, 2000.  Items reported included:

                    Item 5.  Other Events

                    Item 7.  Exhibits

                            99-1 Press Release
                            99-2 Analyst Report-First Quarter 2000
                            99-3 Cautionary Statement for purposes
                                 of the "Safe Harbor" Provisions of
                                 the Private Securities Litigation
                                 Reform Act of 1995

On April 27, 2000 Vectren filed a Current Report on Form 8-K with respect to an analyst teleconference call held on April 27, 2000.
Items reported included:

                    Item 5.  Other Events

                    Item 7.  Exhibits

                      99 Analyst script teleconference call dated
                         April 27, 2000




                         SIGNATURES

   Pursuant to the requirements of the Securities Exchange
   Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            VECTREN CORPORATION
                                Registrant




   May 15, 2000          /s/M. Susan Hardwick
                         M. Susan Hardwick
                         Vice President and Controller