Form 10-Q
period 2000-06-30
VECTREN CORP
filed 2000-08-14
CIK 1096385

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                          FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2000

                             OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-15467


                       VECTREN CORPORATION
   (Exact name of registrant as specified in its charter)


              INDIANA                     35-2086905
              --------                    -----------
(State or other jurisdiction of      (I.R.S. Employer
incorporation or organization)       Identification No.)

      20 N.W. Fourth Street, Evansville, Indiana 47741
    (Address of principal executive offices and Zip Code)

                       (812)  465-5300
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

Yes [X]   No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock - Without par value   61,187,313        July 31, 2000
              Class                Number of shares       Date

                             TABLE OF CONTENTS


Item                                                              Page
Number                                                            Number
                    Part I.  Financial Information
  1    Financial Statements (Unaudited)
       Vectren Corporation and Subsidiary Companies
          Consolidated Balance Sheets                               3-4
          Consolidated Statements of Income                          5
          Consolidated Statements of Cash Flows                     6-7
       Notes to Consolidated Financial Statements                   8-17
  2    Management's Discussion and Analysis of Financial
       Condition and                                               18-28
          Results of Operations
  3    Quantitative and Qualitative Disclosure About Market Risk   28-29

                      Part II.  Other Information
  1    Legal Proceedings                                             30
  4    Submission of Matters to a Vote of Security Holders           30
  6    Exhibits and Reports on Form 8-K                            30-31
       Signatures                                                    32

               VECTREN CORPORATION AND SUBSIDIARY COMPANIES
                        CONSOLIDATED BALANCE SHEETS
                          (Unaudited - Thousands)

                                              June 30          December 31
                                      ----------------------   -----------
                                         2000         1999        1999
                                         -----        -----       -----
               ASSETS
Current Assets:
   Cash and cash equivalents          $   18,727   $   11,307  $   17,351
   Temporary investments                   1,048          583         903
   Accounts receivable, less
    reserves of $2,024, $3,890
    and $3,949, respectively             110,533       79,288     123,612
   Accrued unbilled revenues              20,347       19,599      55,370
   Inventories                            34,118       46,367      58,863
   Prepaid gas delivery service           20,969       11,645      20,937
   Prepayments and other current
    assets                                25,758       25,737      28,676
                                       ---------    ---------   ---------
     Total current assets                231,500      194,526     305,712
                                       ---------    ---------   ---------
Utility Plant:
   Original cost                       2,398,714    2,318,750   2,367,831
   Less:  accumulated depreciation
    and amortization                   1,059,500    1,007,135   1,031,498
                                       ---------    ---------   ---------
     Net utility plant                 1,339,214    1,311,615   1,336,333
                                       ---------    ---------   ---------
Other Investments:
   Investments in leveraged leases        89,822       35,990      85,737
   Investments in partnerships and
    other corporations                    76,819       76,273      74,644
   Notes receivable                       61,736       20,955      32,271
   Other                                   1,019        4,384         996
                                       ---------    ---------   ---------
     Total other investments             229,396      137,602     193,648
                                       ---------    ---------   ---------
Nonutility property, net of
accumulated depreciation                  86,496       60,329      64,474

Other Assets:
   Deferred charges                       29,347       15,787      23,623
   Unamortized debt costs                 15,740       16,236      15,843
   Demand side management programs        25,845       24,995      25,298
   Other                                   6,950       10,324      15,536
                                       ---------    ---------   ---------
     Total other assets                   77,882       67,342      80,300
                                       ---------    ---------   ---------
TOTAL ASSETS                          $1,964,488   $1,771,414  $1,980,467
                                      ==========   ==========  ==========

The accompanying notes are an integral part of these consolidated financial statements.

               VECTREN CORPORATION AND SUBSIDIARY COMPANIES
                        CONSOLIDATED BALANCE SHEETS
                          (Unaudited - Thousands)

                                             June 30          December 31
                                      ---------------------    ----------
                                        2000         1999         1999
                                     ----------  ---------    ----------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Current maturities of adjustable
    rate bonds subject to tender     $   53,700  $   53,700   $   53,700
   Current maturities of long-term
    debt and other obligations              258      10,814          776
   Short-term borrowings                218,012     138,754      207,638
   Accounts payable                     100,351      63,243       95,827
   Refunds to customers and
    customer deposits                    12,718      33,474       27,396
   Accrued taxes                         14,845      19,806       26,602
   Accrued interest                      11,404       8,609       12,097
   Other current liabilities             47,581      50,580       49,467
                                     ----------  ----------   ----------
     Total current liabilities          458,869     378,980      473,503

Deferred Credits and Other Liabilities:
   Deferred income taxes                205,478     205,359      215,520
   Accrued postretirement benefits
    other than pensions                  43,388      40,683       40,942
   Unamortized investment tax credit     24,346      26,704       25,524
   Other                                 18,414       7,467        8,297
                                     ----------  ----------   ----------
     Total deferred credits and
      other liabilities                 291,626     280,213      290,283

Commitments and Contingencies

Minority interest in subsidiary           1,498         987          916

Capitalization:
   Long-term debt and other
    obligations, net of current
    maturities                          484,607     388,409      486,726
   Preferred stock of subsidiary:
     Redeemable                           8,076       8,192        8,192
     Nonredeemable                       11,090      11,090       11,090
                                     ----------  ----------   ----------
       Total preferred stock             19,166      19,282       19,282
   Common stock (no par value) -
    issued and outstanding 61,189,
    61,288 and 61,305 respectively      213,742     215,018      215,917
   Retained earnings                    494,909     488,597      493,918
   Accumulated other comprehensive
    income                                   71         (72)         (78)
                                     ----------  -----------  -----------
     Total common shareholders'
      equity                            708,722     703,543      709,757
                                     ----------  ----------   ----------
       Total capitalization           1,212,495   1,111,234    1,215,765

TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY                             $1,964,488  $1,771,414   $1,980,467
                                     ==========  ==========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

               VECTREN CORPORATION AND SUBSIDIARY COMPANIES
                     CONSOLIDATED STATEMENTS OF INCOME
              (Unaudited - Thousands, except per share data)

                                      Three Months         Six Months
                                      Ended June 30       Ended June 30
                                   ------------------  ------------------
                                     2000      1999      2000      1999
OPERATING REVENUES:
   Gas utility                     $100,485  $ 82,647  $301,330  $273,829
   Electric utility                  78,289    73,802   151,279   144,789
   Energy services and other         84,703    50,593   170,312   109,457
                                   --------  --------  --------  --------
     Total operating revenues       263,477   207,042   622,921   528,075
                                   --------  --------  --------  --------
OPERATING EXPENSES:
   Cost of gas sold                  55,898    38,617   174,425   142,116
   Fuel for electric generation      15,543    15,730    32,116    31,358
   Purchased electric energy          9,159     7,063    12,636    10,325
   Cost of energy services and
    other                            80,240    48,464   161,962   104,634
   Other operating                   50,173    45,940    96,599    90,773
   Merger costs                       3,261         -    30,442        -
   Depreciation and amortization     26,031    21,794    48,693    43,019
   Taxes other than income taxes      7,456     6,494    16,056    14,777
                                   --------  --------  --------  --------
     Total operating expenses       247,761   184,102   572,929   437,002
                                   --------  --------  --------  --------
OPERATING INCOME                     15,716    22,940    49,992    91,073

OTHER INCOME
   Equity in earnings of
    unconsolidated investments        2,074     2,313    14,551     6,539
   Other - net                        7,801     1,146    10,219     3,006
                                   --------  --------  --------  --------
     Total other income               9,875     3,459    24,770     9,545
                                   --------  --------  --------  --------
INTEREST EXPENSE                     12,319     9,827    24,592    19,997
                                   --------  --------  --------  --------
INCOME BEFORE PREFERRED DIVIDENDS
AND INCOME TAXES                     13,272    16,572    50,170    80,621

PREFERRED DIVIDEND REQUIREMENT
OF SUBSIDIARY                           266       269       535       539
                                   --------  --------  --------  --------
INCOME BEFORE INCOME TAXES           13,006    16,303    49,635    80,082

INCOME TAXES                          4,390     4,538    18,656    27,514
                                   --------  --------  --------  --------
NET INCOME BEFORE MINORITY
INTEREST                              8,616    11,765    30,979    52,568

MINORITY INTEREST IN SUBSIDIARY         343       211       581       291
                                   --------  --------  --------  --------
NET INCOME                         $  8,273  $ 11,554  $ 30,398  $ 52,277
                                   ========  ========  ========  ========

AVERAGE COMMON SHARES OUTSTANDING    61,227    61,287    61,266    61,309
DILUTED COMMON SHARES OUTSTANDING    61,317    61,425    61,338    61,461
BASIC  EARNINGS PER AVERAGE SHARE
OF COMMON STOCK                    $   0.14  $   0.19  $   0.50  $   0.85
                                   ========  ========  ========  ========
DILUTED EARNINGS PER AVERAGE SHARE
OF COMMON STOCK                    $   0.13  $   0.19  $   0.50  $   0.85
                                   ========  ========  ========  ========

The accompanying notes are an integral part of these consolidated financial statements.


               VECTREN CORPORATION AND SUBSIDIARY COMPANIES
                     CONSOLIDATED STATEMENTS OF INCOME
              (Unaudited - Thousands, except per share data)

                                                       Twelve Months
                                                       Ended June 30
                                                  -----------------------
                                                     2000         1999
OPERATING REVENUES:
   Gas utility                                    $  527,074   $  487,185
   Electric utility                                  314,059      299,901
   Energy services and other                         322,130      222,543
                                                  ----------   ----------
     Total operating revenues                      1,163,263    1,009,629
                                                  ----------   ----------
OPERATING EXPENSES:
 Cost of gas sold                                    298,738      258,717
 Fuel for electric generation                         67,063       64,110
 Purchased electric energy                            23,102       23,681
 Cost of energy services and other                   304,918      212,397
 Other operating                                     195,448      182,750
 Merger costs                                         30,442            -
 Depreciation and amortization                        92,672       84,133
 Taxes other than income taxes                        31,189       27,182
                                                  ----------   ----------
   Total operating expenses                        1,043,572      852,970
                                                  ----------   ----------
OPERATING INCOME                                     119,691      156,659

OTHER INCOME
   Equity in earnings of unconsolidated
    investments                                       19,654        9,882
   Other - net                                        16,115        6,553
                                                  ----------   ----------
     Total other income                               35,769       16,435
                                                  ----------   ----------
INTEREST EXPENSE                                      47,457       40,076
                                                  ----------   ----------
INCOME BEFORE PREFERRED DIVIDENDS AND
INCOME TAXES                                         108,003      133,018

PREFERRED DIVIDEND REQUIREMENT OF SUBSIDIARY           1,074        1,085
                                                  ----------   ----------
INCOME BEFORE INCOME TAXES                           106,929      131,933

INCOME TAXES                                          36,850       43,780
                                                  ----------   ----------
NET INCOME BEFORE MINORITY INTEREST                   70,079       88,153

MINORITY INTEREST IN SUBSIDIARY                        1,210          562
                                                  ----------   ----------
NET INCOME                                        $   68,869   $   87,591
                                                  ==========   ==========

AVERAGE COMMON SHARES OUTSTANDING                     61,281       61,424
DILUTED COMMON SHARES OUTSTANDING                     61,362       61,598
BASIC  EARNINGS PER AVERAGE SHARE OF
  COMMON STOCK                                    $     1.12   $     1.43
                                                  ==========   ==========
DILUTED EARNINGS PER AVERAGE SHARE OF
  COMMON STOCK                                    $     1.12   $     1.42
                                                  ==========   ==========

The accompanying notes are an integral part of these consolidated financial statements.

               VECTREN CORPORATION AND SUBSIDIARY COMPANIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited - Thousands)

                                    Six Months           Twelve Months
                                   Ended June 30         Ended June 30
                                 -----------------    -------------------
                                  2000      1999        2000       1999
CASH FLOWS FROM OPERATING ACTIVITES
  Net Income                    $ 30,398  $ 52,277   $ 68,869   $ 87,591
  Adjustments to reconcile net
   income to cash provided
   from operating activities -
    Depreciation and
     amortization                 48,693    43,019     92,672     84,133
    Preferred dividend
     requirement of subsidiary       535       539      1,074      1,085
    Deferred income taxes and
     Investment tax credits      (11,220)     (433)    (2,239)     6,739
    (Gain) loss on sale or
     retirement of assets         (8,961)      730     (8,961)       730
    Undistributed earnings of
     unconsolidated affiliates    (7,551)   (6,539)   (12,654)    (9,882)
                                --------  ---------  ---------  ---------
                                  21,496    37,316     69,892     82,805
    Changes in assets and liabilities -
      Receivables - net           50,398    60,117    (29,697)     5,720
      Inventories                 24,745    20,319     12,249        213
      Accounts payable,
       refunds to customers,
       customer deposits,
       other current
       liabilities               (12,040)  (21,288)    13,353      1,194
      Accrued taxes and
       interest                  (12,450)    3,301     (2,166)    (2,682)
      Prepayments and other
       current assets              2,918    (4,520)       (21)    (7,837)
      Prepaid gas delivery
       service                       (32)  (11,645)    (9,324)   (11,645)
      Accrued post-retirement
       benefits other than
       pension                     2,446     3,196      2,705      2,156
      Other - net                  2,694       875     (1,703)     7,296
                                --------  --------   ---------  --------
      Total adjustments           80,175    87,671     55,288     77,220
      Net cash flows from
       operating activities      110,573   139,948    124,157    164,811

CASH FLOWS (REQUIRED FOR) FROM
FINANCING ACTIVITIES
   Retirement of common stock          -    (2,248)         -     (7,164)
   Retirement of preferred
    stock                           (116)     (116)      (116)      (232)
   Proceeds from long-term
    debt                               -         -    110,000     22,200
   Retirement of long-term
    debt and other obligations    (2,637)  (46,466)   (24,358)   (85,009)
   Net change in short-term
    borrowings                    10,374    12,771     79,258    103,470
   Dividends on common stock     (29,533)  (28,266)   (58,798)   (56,449)
   Other                               -         -          -        330
                                --------  --------   --------   --------
Net cash flows (required
for) from financing activities   (21,912)  (64,325)   105,986    (22,854)

CASH FLOWS (REQUIRED FOR)
 INVESTING ACTIVITIES
   Capital expenditures          (62,871)  (63,381)  (129,192)  (130,135)
   Investment in leveraged
    leases                          (211)       13    (46,510)      (275)
   Investments in partnerships
    and other corporations        (8,737)   (8,497)   (10,956)   (22,572)
   Change in notes receivable    (21,000)     (583)   (32,316)    (3,530)
   Change in nonutility
    property                     (10,086)     (796)   (17,917)    (4,544)
   Cash distributions from
    unconsolidated investments     3,261     3,113      4,898      4,436
   Proceeds from sale of
    assets                             -         -          -      4,113
   Other                          12,359    (1,576)    9,270      (6,499)
                                --------  --------   --------   --------
     Net cash flows (required
     for) investing activities   (87,285)  (71,707)  (222,723)  (159,006)

Net increase (decrease) in
cash                               1,376     3,916      7,420    (17,049)

Cash and cash equivalents at
beginning of period               17,351     7,391     11,307     28,356
                                --------  --------   --------   --------
Cash and cash equivalents at
end of period                   $ 18,727  $ 11,307   $ 18,727   $ 11,307
                                ========  ========   ========   ========

The accompanying notes are an integral part of these consolidated financial statements.

        VECTREN CORPORATION AND SUBSIDIARY COMPANIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (UNAUDITED)


1.  Organization and Nature of Operations

Vectren Corporation (Vectren) is an Indiana corporation that was organized on June 10, 1999 solely for the purpose of effecting the merger of Indiana Energy, Inc. (Indiana Energy) and SIGCORP, Inc. (SIGCORP). On March 31, 2000, the merger of Indiana Energy with SIGCORP and into Vectren was consummated with a tax-free exchange of shares and has been accounted for as a pooling of interests. The common shareholders of SIGCORP received one and one-third shares of Vectren common stock for each SIGCORP common share and Indiana Energy common shareholders received one share of Vectren common stock for each Indiana Energy common share, resulting in the issuance of 61.3 million shares of Vectren common stock. The preferred stock and debt securities of Indiana Energy's and SIGCORP's utility subsidiaries were not affected by the merger.

Vectren is a public utility holding company with two operating public utilities, Indiana Gas Company, Inc. (Indiana Gas), formerly a wholly owned subsidiary of Indiana Energy, and Southern Indiana Gas and Electric Company (SIGECO), formerly a wholly owned subsidiary of SIGCORP. Vectren also has certain non-regulated operations and investments. Indiana Gas and its subsidiaries provide natural gas and transportation services to a diversified base of customers in 311 communities in 49 of Indiana's 92 counties. SIGECO provides generation, transmission, distribution and the sale of electric power to Evansville, Indiana, and 74 other communities and the distribution and sale of natural gas to Evansville, Indiana, and 64 other communities in ten counties in southwestern Indiana.

Vectren is involved in non-regulated activities through the operations and investments of its three wholly-owned non-regulated subsidiaries: Vectren Enterprises, Inc. (Enterprises), Vectren Generation Services, Inc. (Generation Services) and Vectren Resources, LLC (Resources). Enterprises, the largest and most diverse of the non-regulated subsidiaries, consists of five groups: Energy Services, Communications, Utility Services, Financial Group and Ventures. These five groups provide or invest in entities that provide energy-related products and services, telecommunications products and services, materials management, debt collection, and meter reading services, underground utility asset location and construction services, structured finance and investment transactions, including leveraged leases of real estate and equipment, and venture capital projects. Generation Services owns and operates coal mining properties and provides coal to SIGECO and other customers. Resources owns information system and technology assets utilized by Vectren and its subsidiaries.

2.  Financial Statements

The interim consolidated financial statements included in this report have been prepared, without audit, as provided in the rules and regulations of the Securities and Exchange
Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted as provided in such rules and regulations. Vectren believes that the information in this report reflects all adjustments necessary to fairly state the results of the interim periods reported, that all such adjustments are of a normal recurring nature, and the disclosures are adequate to make the information presented not misleading. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

These interim financial statements should be read in conjunction with the financial statements and the notes thereto included in Vectren's annual financial statements and notes thereto on Form 8-K, filed on July 11, 2000, which reflect Vectren on a historical basis for the three years ended December 31, 1999, as restated for the effects of the pooling-of-interests transaction completed on March 31, 2000 between Indiana Energy and SIGCORP. As a result of the merger, Vectren has consolidated the results of the combining companies in the accompanying financial statements for all periods presented.

Because of the seasonal nature of Vectren's utility operations, the results shown on a quarterly basis are not necessarily indicative of annual results.

3.  Merger and Merger Related Costs

Merger costs incurred for the three and six months ended June 30, 2000 totaled $3.3 million and $30.4 million,
respectively.   These costs relate primarily to transaction
costs, severance and other merger integration activities. Vectren expects to realize net merger savings of nearly $200 million over the next 10 years from the elimination of duplicate corporate and administrative programs and greater efficiencies in operations, business processes and purchasing. The continued merger integration activities will be substantially complete by 2001.

As a result of merger integration activities, management has identified certain information systems which are expected to be retired in 2001. Accordingly, the useful lives of these assets have been shortened to reflect this decision, resulting in an increase in depreciation expense of approximately $3.3 million for the three, six and twelve months ended June 30, 2000.

4.  Indiana Energy and SIGCORP Results (Prior to the
Combination)

The results of the predecessor companies, Indiana Energy and SIGCORP, for the three months ended March 31, 2000 and for the three, six and twelve months ended June 30, 1999 are as follows (in millions):

                            Three       Three        Six         Twelve
                            months      months      months       months
                            ended       ended       ended        ended
                           March 31,    June 30,    June 30,     June 30,
                              2000        1999        1999         1999
                           ---------    --------    ---------   ---------
Indiana Energy:
Operating Revenues         $172.0       $72.5       $234.3      $421.6
Net Income                 $22.1        $3.4        $31.5       $41.8

SIGCORP:
Operating Revenues         $187.4       $131.9      $282.1      $564.8
Net Income                 $19.3        $8.2        $20.8       $45.8




5.  Acquisition of the Gas Distribution Assets of The Dayton
Power and Light Company

On December 15, 1999, Indiana Energy, now Vectren, announced that the board of directors had approved a definitive agreement under which the company will acquire the natural gas distribution assets of The Dayton Power and Light Company (DP&L), which will add 305,000 gas distribution customers in 16 counties in west central Ohio. The acquisition, with a purchase price of $425 million, is expected to be funded with short-term debt, which will be replaced over time with permanent financing. This transaction is conditioned upon the approval of several regulatory bodies. In June 2000, the Department of Justice concluded that it had completed its review of its Hart Scott Rodino notification filings and would take no further action. In July 2000, the Public Utilities Commission of Ohio granted approval for the transaction. Vectren is awaiting approval from the SEC for the transaction under the Public Utility Holding Company Act. Other remaining approvals include the Federal Communications Commission's authorization of the transfer of radio licenses held by DP&L, and action by certain local authorities regarding the transfer of operating rights. Management expects to complete the transaction during the third quarter of 2000.

6.  Gas in Underground Storage

Based on the average cost of gas purchased during June 2000, the cost of replacing the current portion of gas in underground storage exceeded LIFO cost at June 30, 2000 by approximately $31.7 million.

7.  Refundable or Recoverable Gas and Fuel Costs

All metered gas rates contain a gas cost adjustment clause, which allows for adjustment in charges for changes in the cost of purchased gas. Metered electric rates typically contain a fuel adjustment clause which allows for adjustment in charges for electric energy to reflect changes in the cost of fuel and the net energy cost of purchased power. SIGECO also collects through a quarterly rate adjustment mechanism the margin on electric sales lost due to the implementation of demand side management programs.

Indiana Gas and SIGECO record any adjustment clause under-or-overrecovery each month in revenues. A corresponding asset or liability is recorded until such time as the under-or-overrecovery is billed or refunded to utility customers. The cost of gas sold is charged to operating expense as delivered to customers and the cost of fuel for electric generation is charged to operating expense when consumed.

On August 18, 1999, the Indiana Utility Regulatory Commission (IURC) issued a generic order which established new guidelines for the recovery of purchased power costs. Those guidelines provided that SIGECO is able to recover through rates the total cost incurred for purchased power if over a period of seven days the average cost of purchased power is below the highest cost of internal generation at SIGECO or the higher costs can be justified in a fuel adjustment clause filing. The generic order issued by the IURC was appealed by the Indiana Office of Utility Consumer Counselor (OUCC). On August 9, 2000, the IURC approved a settlement between SIGECO and the OUCC which resolved all issues between SIGECO and the OUCC regarding the IURC's generic order and dismissed the OUCC's appeal. The settlement pertains to the summer months of 2000 and the parties have agreed to collaborate on a permanent agreement covering future periods. The settlement provides a price cap on the recovery from retail electric customers of purchased power costs incurred by SIGECO during normal economic dispatch conditions and provides for 85 percent recoverability of purchased power costs incurred during unplanned forced outages. SIGECO does not anticipate the potential limitation of recoverability of its purchased power costs to be material under this settlement.

8.  Cash Flow Information

For purposes of the Consolidated Statements of Cash Flows, Vectren considers cash investments with an original maturity of three months or less to be cash equivalents. Cash paid during the periods reported for interest and income taxes were as follows:

                                Six Months Ended    Twelve Months Ended
                                     June 30              June 30
                                -----------------  --------------------
                                 2000      1999       2000    1999
Thousands
Interest (net of amount
 capitalized)                   $23,748  $20,326   $38,247    $38,028
Income taxes                    $32,877  $25,141   $44,648    $43,952


9.  Capitalization

On July 3, 2000, all of SIGECO's $9,975,000 Adjustable Rate
Pollution Control Revenue Bonds were remarketed and the interest rate was reset to 4.75% from 4.55%. The new interest rate will be effective from July 1, 2000 through June 30, 2001.

On July 7, 2000, SIGECO repurchased 22,000 shares of its
4.75% nonredeemable $100 par value preferred stock at a purchase price of $84.25 per share. The stock was repurchased as treasury stock and is to be retired.

10.  ProLiance Energy, LLC

ProLiance Energy, LLC (ProLiance), a 50 percent owned, non-regulated, marketing affiliate of Vectren, began providing natural gas and related services to Indiana Gas, Citizens
Gas and Coke Utility (Citizens Gas) and others effective
April 1, 1996. The sale of gas and provision of other services to Indiana Gas by ProLiance is subject to regulatory review through the quarterly gas cost adjustment
(GCA) process administered by the IURC.

On September 12, 1997, the IURC issued a decision finding the gas supply and portfolio administration agreements between ProLiance and Indiana Gas and ProLiance and Citizens Gas (the gas supply agreements) to be consistent with the public interest. The IURC's decision reflected the significant gas cost savings to customers obtained through ProLiance's services and suggested that all material provisions of the agreements between ProLiance and the utilities are reasonable. Nevertheless, with respect to the pricing of gas commodity purchased from ProLiance and two other pricing terms, the IURC concluded that additional review in the GCA process would be appropriate and directed that these matters be considered further in the pending, consolidated GCA proceeding involving Indiana Gas and Citizens Gas. The IURC has not yet established a schedule for conducting these additional proceedings.

The IURC's September 12, 1997, decision was appealed to the Indiana Court of Appeals by certain Petitioners, including the OUCC, the Citizens Action Coalition of Indiana, and a small group of large-volume customers. On October 8, 1998, the Indiana Court of Appeals issued a decision which reversed and remanded the case to the IURC with instructions that the gas supply agreements be disapproved. The basis for the decision was that because the gas supply agreements provide for index based pricing of gas commodity sold by ProLiance to the utilities, the gas supply agreements should have been the subject of an application for approval of an alternative regulatory plan under Indiana statutory law.

On April 22, 1999, the Indiana Supreme Court granted a petition for transfer of the case and will now consider the appeal of the IURC's decision and issue its own decision on the merits of the appeal at a later date. By granting transfer, the Supreme Court has vacated the Court of Appeals' decision.

If the Supreme Court reverses the IURC's decision, the case will be remanded to the IURC for further proceedings regarding the public interest in the gas supply agreements. If the Supreme Court affirms the IURC's decision, as described above, the reasonableness of certain of the gas costs incurred by Indiana Gas under the gas supply agreements will be further reviewed by the IURC in the consolidated GCA proceeding. The existence of significant benefits to the utilities and their customers resulting from ProLiance's services has not been challenged on appeal. Indiana Gas and Citizens Gas are continuing to utilize ProLiance for their gas supplies.

On or about August 11, 1998, Indiana Gas, Citizens Gas and ProLiance each received a Civil Investigative Demand (CID) from the United States Department of Justice requesting information relating to Indiana Gas' and Citizens Gas' relationship with and the activities of ProLiance. The Department of Justice issued the CID to gather information regarding ProLiance's formation and operations, and to determine if trade or commerce has been restrained. Indiana Gas has provided all information requested and management continues to believe that there are no significant issues in this matter.

Indiana Gas continues to record gas costs in accordance with the terms of the ProLiance contract and Vectren continues to record its proportional share of ProLiance's earnings. Pretax income of $1.5 million and $2.3 million was recognized as ProLiance's contribution to earnings for the three months ended June 30, 2000 and 1999, respectively. Pretax income of $4.8 million and $7.2 million was recognized as ProLiance's contribution to earnings for the six months ended June 30, 2000 and 1999, respectively. Pretax income of $4.2 million and $9.0 million was recognized as ProLiance's contribution to earnings for the twelve months ended June 30, 2000 and 1999, respectively. Earnings recognized from ProLiance are included in Equity in Earnings of Unconsolidated Investments on the Consolidated Statements of Income.

At June 30, 2000, Vectren has reserved approximately $2.2 million of ProLiance earnings after tax. Total after-tax
ProLiance earnings recognized to date approximate $18.1 million. This amount includes earnings from all of ProLiance's business activities, and therefore, is believed to be a conservative estimate of the upper risk limit.
Resolution of the above proceedings may also impact future operations and earnings contributions from ProLiance. Based on the IURC's findings described above, management believes the ProLiance issues may be resolved near the levels that are already being reserved, and therefore, while these proceedings are pending, management does not anticipate changing the level at which it reserves ProLiance earnings.
However, no assurance of this outcome can be provided.

11.  Vectren Advanced Communications

In May 1998, Vectren Advanced Communications, Inc. (formerly SIGCORP Advanced Communications, Inc.), a wholly owned subsidiary of Enterprises, was formed to hold Vectren's investment in SIGECOM, LLC (SIGECOM) and Utilicom Networks, Inc. (Utilicom). Also, on May 7, 1998, a joint venture between Vectren Advanced Communications and Utilicom was formed to provide enhanced communication services over a high capacity fiber optic based network in the greater Evansville, Indiana area. Vectren Advanced Communications' investment was in the form of a preferred interest in SIGECOM, which had a 100 percent liquidation preference. In addition, SIGCORP contributed its wholly-owned subsidiary, ComSource, Inc., to SIGECOM on July 1, 1998.

On January 28, 2000, affiliates of Blackstone Capital Partners III, a private equity fund of The Blackstone Group, invested in class B equity units of Utilicom Holdings LLC, the newly formed holding company for Utilicom. The investment was the first part of a commitment by Blackstone to invest up to $100 million to fund future growth opportunities in the fiber optic networks. At the same time, Vectren Advanced Communications exchanged 35 percent of its 49 percent equity interest in SIGECOM for $16.5 million of convertible debt of Utilicom Networks LLC. The debt is convertible into class A equity units at a future date or in the event of a public offering of stock by Utilicom. Vectren Advanced Communications' remaining 14 percent preferred equity interest in SIGECOM was converted to a 14 percent indirect common equity interest in SIGECOM. The investment restructuring resulted in a pre-tax gain of $8.0 million which is classified in Other Income in the accompanying Consolidated Statements of Income. In June 2000, Vectren Advanced Communications recognized a $1.0 million loss associated with the final phase in the restructuring of its investment in SIGECOM, eliminating its common equity investment. As of June 30, 2000, Vectren Advanced Communications' investment in SIGECOM was $8.2 million.

12.  Environmental Matters

Manufactured Gas Plants

In the past, Indiana Gas and others operated facilities for the manufacture of gas. Given the availability of natural gas transported by pipelines, these facilities have not been operated for many years. Under currently applicable environmental laws and regulations, Indiana Gas, and the others, may now be required to take remedial action if certain byproducts are found above the regulatory threshold at these sites.

Indiana Gas has identified the existence, location and certain general characteristics of 26 gas manufacturing and storage sites for which it may have some remedial responsibility. Indiana Gas has completed a remedial investigation/feasibility study (RI/FS) at one of the sites under an agreed order between Indiana Gas and the Indiana Department of Environmental Management (IDEM)and a Record of Decision (ROD) was issued by IDEM in January 2000. Although Indiana Gas has not begun an RI/FS at additional sites, Indiana Gas has submitted several of the sites to IDEM's Voluntary Remediation Program (VRP) and is currently conducting some level of remedial activities including groundwater monitoring at certain sites where deemed appropriate and will continue remedial activities at the sites as appropriate and necessary.

Indiana Gas has accrued the estimated costs for further investigation, remediation, groundwater monitoring and related costs for the sites. While the total costs which may be incurred in connection with addressing these sites cannot be determined at this time, Indiana Gas has accrued costs that it reasonably expects to incur.

Indiana Gas has recovered these estimated accrued costs from insurance carriers and other potentially responsible parties
(PRPs). Indiana Gas has PRP agreements in place for 19 of the 26 sites, which serve to limit Indiana Gas' share of response costs at these 19 sites to between 20 and 50 percent. For these sites, Indiana Gas has accrued only its proportionate share of the estimated response costs.

With respect to insurance coverage, as of June 30, 2000, Indiana Gas has recorded settlements from all known insurance carriers in an aggregate amount of approximately
$20.1 million.

These environmental matters have had no material impact on earnings since costs recorded to date approximate PRP and insurance settlement recoveries. While Indiana Gas has recorded all costs which it presently expects to incur in connection with activities at these sites, it is possible that future events may require some level of additional remedial activities which are not presently foreseen.

Clean Air Act

In October 1997, the United States Environmental Protection Agency (USEPA) proposed a rulemaking that could require uniform NOx emissions reductions of 85 percent by utilities and other large sources in a 22-state region spanning areas in the Northeast, Midwest, Great Lakes, Mid-Atlantic and South. This rule is referred to as the "NOx SIP call". The USEPA provided each state a proposed budget of allowed NOx emissions, a key ingredient of ozone, which requires a significant reduction of such emissions. Under that budget, utilities may be required to reduce NOx emissions to a rate of 0.15 lb/mmBtu below levels already imposed by Phase I and Phase II of the Clean Air Act Amendments of 1990.
Midwestern states (the alliance) have been working together to determine the most appropriate compliance strategy as an alternative to the USEPA proposal. The alliance submitted its proposal, which calls for a smaller, phased in reduction of NOx levels, to the USEPA and the Indiana Department of Environmental Management in June 1998.

In July 1998, Indiana submitted its proposed plan to the USEPA in response to the USEPA's proposed new NOx rule and the emissions budget proposed for Indiana. The Indiana plan, which calls for a reduction of NOx emissions to a rate of 0.25 lb/mmBtu by 2003, is less stringent than the USEPA proposal but more stringent than the alliance proposal.

On October 27, 1998, USEPA issued a final rule "Finding of Significant Contribution and Rulemaking for Certain States in the Ozone Transport Assessment Group Region for Purposes of Reducing Regional Transport of Ozone," (63 Fed. Reg. 57355). The final rule requires that 23 states and jurisdictions must file revised state implementation plans
(SIPs) with the USEPA by no later than September 30, 1999, which was essentially unchanged from its October 1997, proposed rule. The USEPA has encouraged states to target utility coal-fired boilers for the majority of the reductions required, especially NOx emissions. Northeastern states have claimed that ozone transport from midwestern states (including Indiana) is the primary reason for their ozone concentration problems. Although this premise is challenged by others based on various air quality modeling studies, including studies commissioned by the USEPA, the USEPA intends to incorporate a regional control strategy to reduce ozone transport. The USEPA's final ruling is being litigated in the federal courts by approximately ten midwestern states, including Indiana.

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

On March 3, 2000, the D.C. Circuit of Appeals upheld the USEPA's October 27, 1998 final rule requiring 23 states and the District of Columbia to file revised SIPs with the USEPA by no later than September 30, 1999. Numerous petitioners, including several states, have filed petitions for rehearing with the U.S. Court of Appeals for the District of Columbia in Michigan v. the USEPA. On June 22, 2000, the D.C. Circuit Court of Appeals denied petition for rehearing en banc and lifted its May 25, 1999 stay.

The proposed NOx emissions budget for Indiana stipulated in the USEPA's final ruling requires a 36 percent reduction in total NOx emissions from Indiana. The ruling could require SIGECO to lower its system-wide emissions by approximately 70 percent. Depending on the level of system-wide emissions reductions ultimately required, and the control technology utilized to achieve the reductions, the estimated construction costs of the control equipment could reach $100 million, and related additional operation and maintenance expenses could be an estimated $8 million to $10 million, annually. Under the USEPA implementation schedule, the emissions reductions and required control equipment must be implemented and in place by May 15, 2003.

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

The lawsuit seeks fines against SIGECO in the amount of $27,500 per day per violation. The lawsuit does not specify the number of days or violations the USEPA believes occurred. The lawsuit also seeks a court order requiring SIGECO to install the best available emissions technology at the Culley Generating Station. If the USEPA is successful in obtaining an order, SIGECO estimates that it would incur capital costs of approximately $40 million to $50 million complying with the order. In the event that SIGECO is required to install system-wide NOx emission control equipment, as a result of the NOx SIP call issue, the majority of the $40 million to $50 million for best available emissions technology at Culley Generating Station would be included in the $100 million expenditure previously discussed.

The USEPA has also issued an administrative notice of violation to SIGECO making the same allegations, but alleging that violations began in 1977.

While it is possible that SIGECO could be subjected to criminal penalties if the Culley Generating Station continues to operate without complying with the new source performance standards and the allegations are determined by a court to be valid, SIGECO believes such penalties are unlikely as the USEPA and the electric utility industry have a bonafide dispute over the proper interpretation of the Clean Air Act. Consequently, SIGECO anticipates at this time that the plant will continue to operate while the matter is being decided.

13.  Commitments and Contingencies

Vectren is party to various legal proceedings arising in the normal course of business. In the opinion of management, there are no legal proceedings pending against Vectren that are likely to have a material adverse effect on the financial position or results of operations. Refer to Note 10 for litigation matters related to ProLiance and Note 12 for litigation matters concerning the Clean Air Act.

A wholly-owned subsidiary of Vectren holds one limited partnership unit (which equates to an 8.3 percent ownership interest) in Pace Carbon Synfuels Investors, L.P. (Pace Carbon), a Delaware limited partnership formed to develop, own and operate four projects to produce and sell coal-based synthetic fuel. The subsidiary has agreed to advance up to $1.8 million, of which, $0.4 million was advanced through June 30, 2000, against future cash flows of the partnership for capital improvements and financing capital needs. In addition to its initial investment of $7.5 million, Vectren has a continuing obligation to invest approximately $40 million in Pace Carbon, with any such additional investments to be funded solely from a portion of the federal tax credits that are earned from the production and sale of briquettes by the projects.

On October 9, 1998, a wholly owned subsidiary of Vectren committed to invest $10 million in Haddington Energy Partners, L.P. (Haddington). Haddington, a Delaware limited partnership, raised $77 million to invest in projects that represent a portfolio of development opportunities, including high deliverability gas storage, compressed air energy storage, thermally-balanced cogeneration, fuel cells, hydrogen generators, and gathering and processing in the Powder River Basin and the Gulf Coast. Haddington's investment opportunities primarily focus on acquiring and completing energy projects under development rather than start-up ventures. Through June 30, 2000, Vectren, through its subsidiary, had invested approximately $9.7 million of its commitment to Haddington, with the remainder to be paid in calendar 2000. On July 28, 2000, Vectren announced its commitment to fund an additional $20 million in Haddington Energy Partners II, L.P., which is expected to raise an additional $150 million. This second fund will provide additional capital for the initial fund portfolio companies as well as make investments in new areas, such as distributed generation, power backup and quality devices, and emerging technologies such as fuel cells, microturbines and photovoltaics. This additional investment is expected to be made through 2001.

14.  Affiliate Transactions

The obligations of a wholly owned subsidiary of Vectren, Vectren Capital Corp., which provides financing for Vectren's non-utility subsidiaries, are subject to a support agreement between Vectren and the subsidiary, under which Vectren has agreed to make payments of interest and principal on the subsidiary's securities in the event of default. At June 30, 2000, the subsidiary had $149.3 million in notes payable. Under the terms of the support agreement, in addition to the cash flow of dividends paid to Vectren by any of its consolidated subsidiaries, the non-utility assets of Vectren are available as recourse to holders of the subsidiary's securities. The carrying value of such non-utility assets that are contained in the consolidated financial statements of Vectren is approximately $589 million as of June 30, 2000.

ProLiance provides natural gas supply and related services to Indiana Gas. Indiana Gas' purchases from ProLiance for resale and for injections into storage for the three, six and twelve months ended June 30, 2000, totaled $70.3 million, $136.3 million and $242.6 million, respectively. Indiana Gas' purchases from ProLiance for the three, six and twelve months ended June 30, 1999, totaled $48.2 million, $114.1 million and $226.6 million, respectively.

ProLiance has a standby letter of credit facility with a bank for letters up to $30 million. This facility is secured in part by a support agreement from Vectren. Letters of credit outstanding at June 30, 2000 totaled $13 million.

CIGMA, LLC, owned jointly and equally by a wholly owned subsidiary of Vectren and a third party, provides materials acquisition and related services that are used by Indiana Gas and others. Indiana Gas' purchases of these services during the three, six and twelve months ended June 30, 2000, totaled $4.1 million, $8.1 million and $16.6 million, respectively. Indiana Gas' purchases of these services during the three, six and twelve months ended June 30, 1999, totaled $4.4 million, $8.9 million and $18.5 million, respectively.

Reliant Services, LLC (Reliant), owned jointly and equally by a wholly owned subsidiary of Vectren and a third party, provides utility locating, meter reading and construction services to Indiana Gas and others. Amounts paid by Indiana Gas to Reliant for such services totaled $1.0 million, $2.0 million and $4.1 million, respectively, for the three, six and twelve months ended June 30, 2000. Amounts paid by Indiana Gas to Reliant totaled $0.7 million, $1.4 million and $1.5 million, respectively, for the three, six and twelve months ended June 30, 1999.

Vectren is a two-thirds guarantor of certain surety bond and other obligations of Energy Systems Group, LLC, a two-thirds owned subsidiary. Vectren's share of the guarantee of such obligations totaled $47.2 million at June 30, 2000.

       Amounts owed to unconsolidated affiliates totaled
$28.8 million, $21.9 million and $28.8 million at June 30, 2000 and 1999 and December 31, 1999, respectively, and are included in Accounts Payable on the Consolidated Balance
Sheets.  Amounts due from unconsolidated affiliates totaled
$17.1 million, $6.6 million and $6.6 million at June 30, 2000 and 1999 and December 31, 1999, respectively, and are included in Accounts Receivable on the Consolidated Balance
Sheets.

15.  Segment Reporting

Statement of Financial Accounting Standards (SFAS) No. 131 "Disclosure about Segments of an Enterprise and Related Information" establishes standards for the reporting of information about operating segments in financial statements and disclosures about products, services and geographical areas. Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in the assessment of performance.

The operating segments of Vectren are defined as (1) Gas
Utility Services, (2) Electric Utility Services, and (3) Non-regulated Operations.


                                    Three Months           Six Months
                                    Ended June 30        Ended June 30
                                 -------------------   ------------------
                                2000 <F1>     1999    2000 <F1>    1999
Operating Revenues:
  Gas Utility Services          $100,485   $ 82,647   $301,330   $273,829
  Electric Utility Services       78,289    73,802     151,279    144,789
  Non-regulated Operations        98,129    64,111     199,609    135,971
  Intersegment Eliminations      (13,426)  (13,518)    (29,297)   (26,514)
                                --------   --------   --------   --------
   Total operating revenues     $263,477   $207,042   $622,921   $528,075
                                --------   --------   --------   --------
Interest Expense:
  Gas Utility Services          $  5,377   $  4,191   $ 10,855   $  8,781
  Electric Utility Services        4,428      4,236      8,781      8,534
  Non-regulated Operations         5,303      2,670     10,139      5,168
  Intersegment Eliminations       (2,789)    (1,270)    (5,183)    (2,486)
                                ---------  --------   --------   --------
   Total interest expense       $ 12,319   $  9,827   $ 24,592   $ 19,997
                                --------   --------   --------   --------
Income Taxes:
  Gas Utility Services          $   (815)  $     90   $  6,760   $ 16,057
  Electric Utility Services        4,265      4,499      7,526     10,216
  Non-regulated Operations           940        (51)     4,370      1,241
                                --------   --------   --------   --------
   Total income taxes           $  4,390   $  4,538   $ 18,656   $ 27,514
                                --------   --------   --------   --------
Depreciation and amortization:
  Gas Utility Services          $ 10,261   $  9,708   $ 20,524   $ 19,306
  Electric Utility Services        9,583     10,058     19,828     20,118
  Non-regulated Operations         6,187      2,028      8,341      3,595
                                --------   --------   --------   --------
   Total depreciation and
    amortization                $ 26,031   $ 21,794   $ 48,693   $ 43,019
                                --------   --------   --------   --------
Net (loss) income:
  Gas Utility Services          $ (2,913)  $    826   $  7,308   $ 27,652
  Electric Utility Services        5,875      7,430      8,483     16,840
  Non-regulated Operations         5,311      3,298     14,607      7,785
                                --------   --------   --------   --------
  Net income                    $  8,273   $ 11,554   $ 30,398   $ 52,277
                                --------   --------   --------   --------
Capital Expenditures:
  Gas Utility Services          $ 15,284   $ 17,419   $ 33,422   $ 32,421
  Electric Utility Services        9,545     14,407     21,034     26,197
  Non-regulated Operations         7,201      1,808      8,415      4,763
                                --------   --------   --------   --------
   Total capital expenditures   $ 32,030   $ 33,634   $ 62,871   $ 63,381
                                --------   --------   --------   --------

                                                     Twelve Months
                                                     Ended June 30
                                                   -----------------
                                                2000 <F1>        1999
Operating Revenues:
   Gas Utility Services                        $  527,074    $  487,185
   Electric Utility Services                      314,059       299,901
   Non-regulated Operations                       378,508       272,016
  Intersegment Eliminations                       (56,378)      (49,473)
                                               ----------    ----------
   Total operating revenues                    $1,163,263    $1,009,629
                                               ----------    ----------
Interest Expense:
   Gas Utility Services                        $   20,800    $   17,725
   Electric Utility Services                       17,730        18,383
   Non-regulated Operations                        18,032         8,621
   Intersegment Eliminations                       (9,105)       (4,653)
                                               ----------    ----------
   Total interest expense                      $   47,457    $   40,076
                                               ----------    ----------
Income Taxes:
   Gas Utility Services                        $    9,421    $   19,784
   Electric Utility Services                       21,753        22,177
   Non-regulated Operations                         5,676         1,819
                                               ----------    ----------
   Total income taxes                          $   36,850    $   43,780
                                               ----------    ----------
Depreciation and amortization:
   Gas Utility Services                        $   40,432    $   37,979
   Electric Utility Services                       39,948        39,093
   Non-regulated Operations                        12,292         7,061
                                               ----------    ----------
   Total depreciation and amortization         $   92,672    $   84,133
                                               ----------    ----------
Net (loss) income:
   Gas Utility Services                        $   13,269    $   36,430
   Electric Utility Services                       33,463        37,407
   Non-regulated Operations                        22,137        13,754
                                               ----------    ----------
   Net income                                  $   68,869    $   87,591
                                               ----------    ----------
Capital Expenditures:
   Gas Utility Services                        $   74,643    $   68,185
   Electric Utility Services                       45,522        51,363
   Non-regulated Operations                         9,027        10,587
                                               ----------    ----------
   Total capital expenditures                  $  129,192    $  130,135
                                               ----------    ----------


                                                               As of
                                       As of June 30        December 31
                                 ------------------------  -----------
                                    2000          1999         1999
Total Assets:
   Gas Utility Services          $  838,842   $  788,466   $  882,948
   Electric Utility Services        737,833      734,341      751,159
   Non-regulated Operations         589,489      361,931      509,572
   Intersegment Eliminations       (201,676)    (113,324)    (163,212)
                                 -----------  -----------  -----------
   Total assets                  $1,964,488   $1,771,414   $1,980,467
                                 -----------  -----------  -----------

<F1> The 2000 amounts include merger and merger related
costs (see Note 3).

16.  New Accounting Pronouncement

In June 1998, the Financial Accounting Standards Board
(FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The statement, as amended by SFAS No. 138, establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. Vectren is required to adopt SFAS No. 133 no later than January 1, 2001. In certain of its operations, Vectren utilizes derivative instruments to manage pricing decisions, minimize the risk of price volatility, and minimize price risk exposure in the energy markets. Vectren has not quantified the impact of adopting this statement on its financial position or results of operations.

17.  Reclassifications

Certain reclassifications have been made to the prior periods' financial statements to conform to the current year presentation. These reclassifications have no impact on net income previously reported.

                     VECTREN CORPORATION
                  AND SUBSIDIARY COMPANIES

         Item 2.  MANAGEMENT DISCUSSION AND ANALYSIS
      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                   The Merger Transaction

Vectren Corporation (Vectren) is an Indiana corporation that was organized on June 10, 1999 solely for the purpose of effecting the merger of Indiana Energy, Inc. (Indiana Energy) and SIGCORP, Inc. (SIGCORP). On March 31, 2000, the merger of Indiana Energy with SIGCORP and into Vectren was consummated with a tax-free exchange of shares and has been accounted for as a pooling of interests. The common shareholders of SIGCORP received one and one-third shares of Vectren common stock for each SIGCORP common share and Indiana Energy common shareholders received one share of Vectren common stock for each Indiana Energy common share, resulting in the issuance of 61.3 million shares of Vectren common stock. The preferred stock and debt securities of Indiana Energy's and SIGCORP's utility subsidiaries were not affected by the merger.

Vectren is a public utility holding company with two operating public utilities, Indiana Gas Company, Inc. (Indiana Gas), formerly a wholly owned subsidiary of Indiana Energy, and Southern Indiana Gas and Electric Company (SIGECO), formerly a wholly owned subsidiary of SIGCORP. Vectren also has certain non-regulated operations and investments. Indiana Gas and its subsidiaries provide natural gas and transportation services to a diversified base of customers in 311 communities in 49 of Indiana's 92 counties. SIGECO provides generation, transmission, distribution and the sale of electric power to Evansville, Indiana, and 74 other communities, and the distribution and sale of natural gas to Evansville, Indiana, and 64 communities in ten counties in southwestern Indiana.

Vectren is involved in non-regulated activities through the operations and investments of its three wholly-owned non-regulated subsidiaries: Vectren Enterprises, Inc. (Enterprises), Vectren Generation Services, Inc. (Generation Services) and Vectren Resources, LLC (Resources). Enterprises, the largest and most diverse of the non-regulated subsidiaries, consists of five groups: Energy Services, Communications, Utility Services, Financial Group and Ventures. These five groups provide or invest in entities that provide energy-related products and services, telecommunications products and services, materials management, debt collection, and meter reading services, underground utility asset location and construction services, structured finance and investment transactions, including leveraged leases of real estate and equipment, and venture capital projects. Generation Services owns and operates coal mining properties and provides coal to SIGECO and other customers. Resources owns information system and technology assets utilized by Vectren and its subsidiaries.

                    Results of Operations

Vectren's consolidated earnings are from the operations of its gas distribution and electric subsidiaries, Indiana Gas and SIGECO, and from the non-utility operations and investments of Vectren's non-regulated subsidiaries.

                         Net Income

Consolidated net income was $8.3 million, or $0.14 on a basic earnings per share basis (EPS), for the three months ended June 30, 2000. Consolidated net income before merger and merger related charges of $6.5 million, including $3.3 million of accelerated depreciation included in depreciation and amortization (see merger and merger related costs below), was $14.2 million ($0.23 per share) for the three months ended June 30, 2000, as compared to net income of $11.6 million ($0.19 per share) for the same period in 1999.

Consolidated net income was $30.4 million ($0.50 per share) for the six months ended June 30, 2000. Consolidated net income before merger and merger related charges of $33.7 million (including $3.3 million of accelerated depreciation) was $55.6 million ($0.91 per share) for the six months ended June 30, 2000, as compared to net income of $52.3 million ($0.85 per share) for the same period in 1999.

Consolidated net income was $68.9 million ($1.12 per share) for the twelve months ended June 30, 2000. Consolidated net income before merger and merger related charges of $33.7 million (including $3.3 million of accelerated depreciation) was $94.1 million ($1.53 per share) for the twelve months ended June 30, 2000, as compared to net income of $87.6 million ($1.43 EPS) for the same period in 1999.

Utility Margin (Operating Revenues Less Cost of Gas, Cost of
              Fuel for Electric Generation and
                 Purchased Electric Energy)

Gas utility margin for the quarter ended June 30, 2000 was $44.6 million compared to $44.0 million for the same period last year reflecting an increase in gas sales due to slightly more favorable weather conditions and customer growth.

Gas margin for the six months ended June 30, 2000 was $126.9 million compared to $131.7 million for the same period in 1999. Gas margin was lower for the six months ended June 30, 2000 due to weather being 4 percent warmer than the prior year period and 16 percent warmer than normal, causing a 3 percent decline from the prior year period in total residential and commercial gas sales. The decrease in gas margin was partially offset by additional residential and commercial customer growth.

Gas utility margin for the twelve months ended June 30, 2000 was $228.3 million compared to $228.5 million for the same period last year due to similar weather during the comparative periods.

Vectren's rates for gas transportation generally provide for the same margins as are earned on the sale of gas under its applicable sales tariffs. Approximately one-half of total gas system throughput represents gas used for space heating and is affected by weather.

Electric utility margin for the quarter ended June 30, 2000 was $53.6 million as compared to $51.0 million for the same period last year. During the current quarter, a $2.6 million increase in margin from nonfirm wholesale sales to other utilities and power marketers was the primary reason for the increase in total electric margin. Sales to these customers were up 20 percent and average unit sales margins were greater compared to the year ago period.

Electric utility margin for the six months ended June 30, 2000 was $106.5 million as compared to $103.1 million for the same period in 1999. For the six month period ending
June 30, 2000, a 38 percent increase in sales to other utilities and power marketers and higher average unit margins from these sales contributed an additional $4.0 million to electric margin, more than offsetting the impact of 6 percent fewer residential electric sales.

Electric utility margin for the twelve months ended June 30, 2000, was $223.9 million compared to $212.1 million for the same period last year. The $11.8 million increase in margin reflected a $7.5 million increase in margin from sales to other utilities and power marketers and a 4 percent increase in retail and firm wholesale electric sales primarily due to stronger industrial and commercial sales.

 Non-Utility Margin (Energy Services and Other Revenues Less
             Cost of Energy Services and Other)

Margin from Vectren's non-utility operations (primarily the operating companies of its Generation Services and Energy
Services and Communications groups) for the quarter ended
June 30, 2000 was $4.5 million compared to $2.1 million for the same period in 1999. The $2.4 million increase in the current quarter's non-utility margin was primarily due to a $2.3 million increase in margin from the Energy Services group reflecting continued growth in its performance contracting and energy efficiency project operations, including several large federal government contracts in progress, and the continued growth of its natural gas marketing and fuel supply management services operations.

Non-utility margin for the six months ended June 30, 2000 was $8.4 million compared to $4.8 million for the same period last year. During the current six month period, the Energy Services group and the Communications group contributed an additional $2.0 million and $1.2 million, respectively, to non-utility margin. Additional municipal fiber optic systems projects revenue and improved project margins were the primary reasons for the Communications group's increased margin.

Non-utility margin for the twelve months ended June 30, 2000, was $17.2 million compared to $10.1 million for the year ago period. Operating margin for the Energy Services group increased $6.2 million during the twelve months ended
June 30, 2000, for the same reasons as described above.

 Operating Expenses (excluding Cost of Gas, Cost of Fuel for
 Electric Generation, Purchased Electric Energy and Cost of
                 Energy Services and Other)

Other operating expenses increased $4.2 million, or 9.2 percent, for the three months ended June 30, 2000, when compared to the same period a year ago. The increase is primarily attributed to $1.7 million higher operating expenses related to expanded operations and staffing at certain non-regulated subsidiaries and a rise in utility operating expenses due to additional scheduled maintenance expenditures of $1.2 million at SIGECO's generation facilities.

Other operating expenses increased $5.8 million, or 6.4 percent, for the six months ended June 30, 2000, when compared to the same period a year ago. The six month increase is also primarily attributed to $1.9 million higher operating expenses related to continued growth in operations and staffing at certain non-regulated subsidiaries and a rise in utility operating expenses due to $1.6 million of additional scheduled maintenance projects at SIGECO's generation facilities. Additionally, utility operating expenses were higher during the six months ended June 30, 2000 due to a first quarter 1999 reduction in restructuring charges at Indiana Gas of $1.3 million.

For the twelve months ended June 30, 2000, other operating expenses increased $12.7 million, or 6.9 percent, compared to the prior year. In addition to the items noted above, the increase reflects additional costs related to the implementation of a new customer information system at Indiana Gas in January 1999.

Depreciation and amortization increased $4.2 million, or
19.4 percent, and $5.7 million, or 13.2 percent, for the three and six months ended June 30, 2000. Depreciation and amortization increased $8.5 million, or 10.1 percent, for
the twelve months ended June 30, 2000.   The increase is the
result of merger integration activities (see below) and additions to plant to serve new customers and to maintain dependable service to existing customers.

Taxes other than income taxes increased $1.0 million, $1.3 million and $4.0 million, respectively, during the recent three, six and twelve months due to higher gross receipts and property tax expense.

               Merger and Merger Related Costs

Merger costs incurred for the three and six months ended June 30, 2000 totaled $3.3 million and $30.4 million, respectively. These costs relate primarily to transaction costs, severance and other merger integration activities. Vectren expects to realize net merger savings of nearly $200 million over the next ten years from the elimination of duplicate corporate and administrative programs and greater efficiencies in operations, business processes and purchasing. The continued merger integration activities, which will contribute to the merger savings, will be substantially complete by 2001.

As a result of merger integration activities, management has identified certain information systems which are expected to be retired in 2001. Accordingly, the useful lives of these assets have been shortened to reflect this decision, resulting in an increase in depreciation expense of approximately $3.3 million for the three, six and twelve months ended June 30, 2000.

                        Other Income

Equity in Earnings of Unconsolidated Investments decreased slightly for the three months ended June 30, 2000. A $1.6 million increase in pre-tax earnings from leveraged lease investments at Vectren Financial Group offset the $1.0 million common equity interest restructuring charge at SIGECOM (see Note 11 of the Notes to Consolidated Financial Statements) and a $0.8 million reduction in pre-tax earnings from Proliance.

Equity in Earnings of Unconsolidated Investments increased by $8.0 million for the six months ended June 30, 2000, compared to the prior year period. The increase is due primarily to an $8.0 million pre-tax gain recorded in the first quarter of 2000 on the restructuring of SIGECOM (see
Note 11 of the Notes to Consolidated Financial Statements) as well as increased investment earnings at Vectren's Financial Group, which added several leveraged lease
investments totaling $50 million in late 1999.   These
increases are partially offset by the $1.0 million common equity interest restructuring charge at SIGECOM (see above) and lower pre-tax earnings recognized from ProLiance. The $2.4 million reduction in ProLiance's earnings is primarily attributed to the timing effects of ProLiance's net position on financial instruments held to hedge storage inventories and the restructuring of several transportation contracts to provide less seasonality in Proliance's earnings.

Equity in Earnings of Unconsolidated Investments increased by $9.8 million for the twelve months ended June 30, 2000, compared to the prior year period. The increase is due primarily to the $8.0 million pre-tax gain recorded in the first quarter of 2000 on the restructuring of SIGECOM as well as increased investment earnings at Vectren's Financial Group, reflecting the additional leveraged lease investments discussed above. These increases were partially offset by the $1.0 million common equity interest restructuring charge at SIGECOM (see above) and lower pre-tax earnings recognized from ProLiance. The $4.8 million reduction in ProLiance's earnings is consistent with the decrease described above.

Other - net increased $6.7 million, $7.2 million and $9.6 million, respectively, for the three, six and twelve months ended June 30, 2000, compared to the prior year periods due to increased interest income ($1.3 million, $1.8 million and $3.1 million for the three, six and twelve months ended June 30, 2000 compared to the year ago periods) mainly from Vectren's Financial Group, a $2.3 million gain on the sale of a partial interest in Energy Services' energy efficiency and performance contracting joint venture and a $1.1 million premium earned by Financial Group for a loan guarantee, both of which occurred in the second quarter of 2000.



                      Interest Expense

Interest expense increased by $2.5 million, $4.6 million and $7.4 million, respectively, for the three, six and twelve months ended June 30, 2000, when compared to the same periods a year ago. The increase is due primarily to additional debt required for Financial Group's increased financial investment activities and to higher average interest rates on utility debt and short-term borrowings.

                        Income Taxes

Federal and state income taxes declined $0.1 million, $8.9 million and $6.9 million, respectively, for the three, six and twelve months ended June 30, 2000, compared to the same periods a year ago due primarily to lower earnings resulting from merger and merger related costs of $6.5 million, $33.7 million and $33.7 million, respectively, and to additional tax benefits realized from certain non-regulated subsidiaries, which were partially offset by higher effective tax rates resulting from the nondeductibility of certain merger costs.

                   Other Operating Matters

        Acquisition of the Gas Distribution Assets of
             The Dayton Power and Light Company

On December 15, 1999, Indiana Energy (now Vectren) announced that the board of directors had approved a definitive agreement under which the company would acquire the natural gas distribution assets of The Dayton Power and Light Company (DP&L), which will add 305,000 gas distribution customers in 16 counties in west central Ohio. The acquisition, with a purchase price of $425 million, is expected to be funded with short-term debt which will be replaced over time with permanent financing. This transaction is conditioned upon the approval of several regulatory bodies. In June 2000, the Department of Justice concluded that it had completed its review of its Hart Scott Rodino notification filings and would take no further action. In July 2000, the Public Utilities Commission of Ohio granted approval for the transaction. Vectren is awaiting approval from the SEC for the transaction under the Public Utility Holding Company Act. Other remaining approvals include the Federal Communications Commission's authorization of the transfer of radio licenses held by DP&L, and action by certain local authorities regarding the
transfer of operating rights.    Management expects to
complete the transaction during the third quarter of 2000.

                    ProLiance Energy, LLC

ProLiance Energy, LLC (ProLiance), a 50 percent owned non-regulated marketing affiliate of Vectren, began providing natural gas and related services to Indiana Gas, Citizens Gas and Coke Utility (Citizens Gas) and others effective April 1, 1996. The sale of gas and provision of other services to Indiana Gas by ProLiance is subject to regulatory review through the quarterly gas cost adjustment
(GCA) process administered by the Indiana Utility Regulatory
Commission (IURC).

On September 12, 1997, the IURC issued a decision finding the gas supply and portfolio administration agreements between ProLiance and Indiana Gas and ProLiance and Citizens Gas (the gas supply agreements) to be consistent with the public interest. The IURC's decision reflected the significant gas cost savings to customers obtained through ProLiance's services and suggested that all material provisions of the agreements between ProLiance and the utilities are reasonable. Nevertheless, with respect to the pricing of gas commodity purchased from ProLiance and two other pricing terms, the IURC concluded that additional review in the GCA process would be appropriate and directed that these matters be considered further in the pending, consolidated GCA proceeding involving Indiana Gas and Citizens Gas. The IURC has not yet established a schedule for conducting these additional proceedings.

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

If the Supreme Court reverses the IURC's decision, the case will be remanded to the IURC for further proceedings regarding the public interest in the gas supply agreements. If the Supreme Court affirms the IURC's decision, as described above, the reasonableness of certain of the gas costs incurred by Indiana Gas under the gas supply agreements will be further reviewed by the IURC in the consolidated GCA proceeding. The existence of significant benefits to the utilities and their customers resulting from ProLiance's services has not been challenged on appeal. Indiana Gas and Citizens Gas are continuing to utilize ProLiance for their gas supplies.

On or about August 11, 1998, Indiana Gas, Citizens Gas and ProLiance each received a Civil Investigative Demand (CID) from the United States Department of Justice requesting information relating to Indiana Gas' and Citizens Gas' relationship with and the activities of ProLiance. The Department of Justice issued the CID to gather information regarding ProLiance's formation and operations, and to determine if trade or commerce has been restrained. Indiana Gas has provided all information requested and management continues to believe that there are no significant issues in this matter.

Indiana Gas continues to record gas costs in accordance with the terms of the ProLiance contract and Vectren continues to record its proportional share of ProLiance's earnings. Pretax income of $1.5 million and $2.3 million was recognized as ProLiance's contribution to earnings for the three months ended June 30, 2000 and 1999, respectively. Pretax income of $4.8 million and $7.2 million was recognized as ProLiance's contribution to earnings for the six months ended June 30, 2000 and 1999, respectively. Pretax income of $4.2 million and $9.0 million was recognized as ProLiance's contribution to earnings for the twelve months ended June 30, 2000 and 1999, respectively. Earnings recognized from ProLiance are included in Equity in Earnings of Unconsolidated Investments on the Consolidated Statements of Income.

At June 30, 2000, Vectren has reserved approximately $2.2 million of ProLiance earnings after tax. Total after-tax
ProLiance earnings recognized to date approximate $18.1 million. This amount includes earnings from all of ProLiance's business activities, and therefore is believed to be a conservative estimate of the upper risk limit.
Resolution of the above proceedings may also impact future operations and earnings contributions from ProLiance. Based on the IURC's findings described above, management believes the ProLiance issues may be resolved near the levels that are already being reserved, and therefore, while these proceedings are pending, management does not anticipate changing the level at which it reserves ProLiance earnings.
However, no assurance of this outcome can be provided.

                    Environmental Matters

Manufactured Gas Plants

In the past, Indiana Gas and others operated facilities for the manufacture of gas. Given the availability of natural gas transported by pipelines, these facilities have not been operated for many years. Under currently applicable environmental laws and regulations, Indiana Gas, and the others, may now be required to take remedial action if certain byproducts are found above the regulatory threshold at these sites.

Indiana Gas has identified the existence, location and certain general characteristics of 26 gas manufacturing and storage sites for which it may have some remedial responsibility. Indiana Gas has completed a remedial investigation/feasibility study (RI/FS) at one of the sites under an agreed order between Indiana Gas and the Indiana
Department of Environmental Management (IDEM), and a Record of Decision (ROD) was issued by IDEM in January 2000.
Although Indiana Gas has not begun an RI/FS at additional sites, Indiana Gas has submitted several of the sites to IDEM's Voluntary Remediation Program (VRP) and is currently conducting some level of remedial activities including groundwater monitoring at certain sites where deemed appropriate and will continue remedial activities at the sites as appropriate and necessary.

Indiana Gas has accrued the estimated costs for further investigation, remediation, groundwater monitoring and related costs for the sites. While the total costs which may be incurred in connection with addressing these sites cannot be determined at this time, Indiana Gas has accrued costs that it reasonably expects to incur.

Indiana Gas has recovered these estimated accrued costs from insurance carriers and other potentially responsible parties
(PRPs). Indiana Gas has PRP agreements in place for 19 of the 26 sites, which serve to limit Indiana Gas' share of response costs at these 19 sites to between 20 and 50 percent. For these sites, Indiana Gas has accrued only its proportionate share of the estimated response costs.

With respect to insurance coverage, as of June 30, 2000, Indiana Gas has recorded settlements from all known insurance carriers in an aggregate amount of approximately
$20.1 million.

These environmental matters have had no material impact on earnings since costs recorded to date approximate PRP and insurance settlement recoveries. While Indiana Gas has recorded all costs which it presently expects to incur in connection with activities at these sites, it is possible that future events may require some level of additional remedial activities which are not presently foreseen.

Clean Air Act

In October 1997, the United States Environmental Protection Agency (USEPA) proposed a rulemaking that could require uniform NOx emissions reductions of 85 percent by utilities and other large sources in a 22-state region spanning areas in the Northeast, Midwest, Great Lakes, Mid-Atlantic and South. This rule is referred to as the "NOx SIP call". The USEPA provided each state a proposed budget of allowed NOx emissions, a key ingredient of ozone, which requires a significant reduction of such emissions. Under that budget, utilities may be required to reduce NOx emissions to a rate of 0.15 lb/mmBtu below levels already imposed by Phase I and Phase II of the Clean Air Act Amendments of 1990.
Midwestern states (the alliance) have been working together to determine the most appropriate compliance strategy as an alternative to the USEPA proposal. The alliance submitted its proposal, which calls for a smaller, phased in reduction of NOx levels, to the USEPA and the Indiana Department of Environmental Management in June 1998.

In July 1998, Indiana submitted its proposed plan to the USEPA in response to the USEPA's proposed new NOx rule and the emissions budget proposed for Indiana. The Indiana plan, which calls for a reduction of NOx emissions to a rate of 0.25 lb/mmBtu by 2003, is less stringent than the USEPA proposal but more stringent than the alliance proposal.

On October 27, 1998, USEPA issued a final rule "Finding of Significant Contribution and Rulemaking for Certain States in the Ozone Transport Assessment Group Region for Purposes of Reducing Regional Transport of Ozone," (63 Fed. Reg. 57355). The final rule requires that 23 states and jurisdictions must file revised state implementation plans
(SIPs) with the USEPA by no later than September 30, 1999, which was essentially unchanged from its October 1997, proposed rule. The USEPA has encouraged states to target utility coal-fired boilers for the majority of the reductions required, especially NOx emissions. Northeastern states have claimed that ozone transport from midwestern states (including Indiana) is the primary reason for their ozone concentration problems. Although this premise is challenged by others based on various air quality modeling studies, including studies commissioned by the USEPA, the USEPA intends to incorporate a regional control strategy to reduce ozone transport. The USEPA's final ruling is being litigated in the federal courts by approximately ten midwestern states, including Indiana.

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

On March 3, 2000, the D.C. Circuit of Appeals upheld the USEPA's October 27, 1998 final rule requiring 23 states and the District of Columbia to file revised SIPs with the USEPA by no later than September 30, 1999. Numerous petitioners, including several states, have filed petitions for rehearing with the U.S. Court of Appeals for the District of Columbia in Michigan v. the USEPA. On June 22, 2000, the D.C. Circuit Court of Appeals denied petition for rehearing en banc and lifted its May 25, 1999 stay.

The proposed NOx emissions budget for Indiana stipulated in the USEPA's final ruling requires a 36 percent reduction in total NOx emissions from Indiana. The ruling could require SIGECO to lower its system-wide emissions by approximately 70 percent. Depending on the level of system-wide emissions reductions ultimately required, and the control technology utilized to achieve the reductions, the estimated construction costs of the control equipment could reach $100 million, and related additional operation and maintenance expenses could be an estimated $8 million to $10 million, annually. Under the USEPA implementation schedule, the emissions reductions and required control equipment must be implemented and in place by May 15, 2003.

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

The lawsuit seeks fines against SIGECO in the amount of $27,500 per day per violation. The lawsuit does not specify the number of days or violations the USEPA believes occurred. The lawsuit also seeks a court order requiring SIGECO to install the best available emissions technology at the Culley Generating Station. If the USEPA is successful in obtaining an order, SIGECO estimates that it would incur capital costs of approximately $40 million to $50 million complying with the order. In the event that SIGECO is required to install system-wide NOx emission control equipment, as a result of the NOx SIP call issue, the majority of the $40 million to $50 million for best available emissions technology at Culley Generating Station would be included in the $100 million expenditure previously discussed.

The USEPA has also issued an administrative notice of violation to SIGECO making the same allegations, but alleging that violations began in 1977.

While it is possible that SIGECO could be subjected to criminal penalties if the Culley Generating Station continues to operate without complying with the new source performance standards and the allegations are determined by a court to be valid, SIGECO believes such penalties are unlikely as the USEPA and the electric utility industry have a bonafide dispute over the proper interpretation of the Clean Air Act. Consequently, SIGECO anticipates at this time that the plant will continue to operate while the matter is being decided.

                New Accounting Pronouncement

In June 1998, the Financial Accounting Standards Board
(FASB) issued Statement of Financial Accounting Standard
(SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement, as amended by SFAS No. 138, establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. Vectren is required to adopt SFAS No. 133 no later than January 1, 2001. In certain of its operations, Vectren utilizes derivative instruments to manage pricing decisions, minimize the risk of price volatility, and minimize price risk exposure in the energy markets. Vectren has not quantified the impact of adopting this statement on its financial position or results of operations.

               Liquidity and Capital Resources

Vectren's capitalization objectives are 45-60 percent common and preferred equity and 40-55 percent long-term debt. These objectives may have varied, and will vary, from time to time, depending on particular business opportunities and seasonal factors that affect the company's operation. Vectren's common equity component was 59 percent of its total capitalization at June 30, 2000.

The acquisition of the gas distribution assets of DP&L, at a cost of $425 million, is expected to be funded with short-term debt which will be replaced over time with permanent financing.

New construction, normal system maintenance and improvements and information technology investments needed to provide service to a growing customer base will continue to require substantial expenditures. Capital expenditures for fiscal 2000 are estimated at approximately $150 million of which $62.9 million have been expended through June 30, 2000. For the twelve months ended June 30, 2000, capital expenditures totaled $129.2 million.

Vectren has $306 million of short-term borrowing capacity for use in its utility and non-regulated operations, of which approximately $123 million was available at June 30, 2000.

Short-term cash working capital is required primarily to finance customer accounts receivable, unbilled utility revenues resulting from cycle billing, gas in underground storage, prepaid gas delivery services, capital expenditures and investments until permanently financed. Short-term borrowings tend to be greatest during the summer when accounts receivable and unbilled utility revenues related to electricity are at their highest and gas storage facilities are being refilled.

                    Financing Activities

On July 3, 2000, all of SIGECO's $9,975,000 Adjustable Rate
Pollution Control Revenue Bonds were remarketed and the interest rate was reset to 4.75% from 4.55%. The new interest rate will be effective from July 1, 2000 through June 30, 2001.

On July 7, 2000, SIGECO repurchased 22,000 shares of its
4.75% nonredeemable $100 par value preferred stock at a purchase price of $84.25 per share. The stock was repurchased as treasury stock and is to be retired.

Vectren expects the majority of its capital expenditures requirements and debt security redemptions to be provided by internally generated funds.

Indiana Gas' and SIGECO's credit ratings on outstanding debt at June 30, 2000 were AA-/Aa2 and AA/Aa2, respectively.

Cash required for financing activities of $21.9 million for the six months ended June 30, 2000 includes $29.5 million of dividends on common stock and $7.7 million of additional net borrowings. Cash from financing activities of $106.0 million for the twelve months ended June 30, 2000 includes $58.8 million of dividends on common stock and $164.8 million of additional net borrowings.

Cash required for investing activities of $87.3 million for the six months ended June 30, 2000 includes, among other things, $62.9 million of capital expenditures, $29.5 million additional notes receivable and $10.1 million of non utility property additions. Cash required for investing activities of $222.7 million for the twelve months ended June 30, 2000 includes, among other things, $129.2 million of capital expenditures, $40.8 million additional notes receivable, $17.9 million of non utility property additions and $46.5 million addition of leveraged leases.

                 Forward-Looking Information

A "safe harbor" for forwarding-looking statements is provided by the Private Securities Litigation Reform Act of 1995 (Reform Act of 1995). The Reform Act of 1995 was adopted to encourage such forward-looking statements without the threat of litigation, provided those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause the actual results to differ materially from those projected in the statement. Certain matters described in Management's Discussion and Analysis of Financial Condition and Results of Operations, including but not limited to, Vectren's realization of net merger savings, ProLiance and the acquisition of gas distribution assets of the DP&L, are forward-looking statements. Such statements are based on management's beliefs, as well as assumptions made by and information currently available to management. When used in this filing, the words "believe," "anticipate," "endeavor," "estimate," "expect," "objective," "projection," "forecast," "goal," and similar expressions are intended to identify forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause Vectren Corporation and its subsidiaries' actual results to differ materially from those contemplated in any forward-looking statements included, among others, the following:

* Factors affecting utility operations such as unusual weather conditions; catastrophic weather-related damage; unusual maintenance or repairs; unanticipated changes to fossil fuel costs; unanticipated changes to gas supply costs, or availability due to higher demand, shortages, transportation problems or other developments; environmental or pipeline incidents; transmission or distribution incidents; unanticipated changes to electric energy supply costs, or availability due to demand, shortages, transmission problems or other developments; or electric transmission or gas pipeline system constraints.

* Increased competition in the energy environment including effects of industry restructuring and unbundling.

* Regulatory factors such as unanticipated changes in rate-setting policies or procedures, recovery of investments and costs made under traditional regulation, and the frequency and timing of rate increases.

* Financial or regulatory accounting principles or policies imposed by the Financial Accounting Standards Board, the Securities and Exchange Commission, the Federal Energy Regulatory Commission, state public utility commissions, state entities which regulate natural gas transmission, gathering and processing, and similar entities with regulatory oversight.

* Economic conditions including inflation rates and monetary fluctuations.

* Changing market conditions and a variety of other factors associated with physical energy and financial trading activities including, but not limited to, price, basis, credit, liquidity, volatility, capacity, interest rate, and warranty risks.

* Availability or cost of capital, resulting from changes in Vectren Corporation and its subsidiaries, interest rates, and securities ratings or market perceptions of the utility industry and energy-related industries.

* Employee workforce factors including changes in key executives, collective bargaining agreements with union employees, or work stoppages.

* Legal and regulatory delays and other obstacles associated with mergers, acquisitions, and investments in joint ventures.

* Costs and other effects of legal and administrative proceedings, settlements, investigations, claims, and other matters, including, but not limited to, those described in the Other Operating Matters section of Management's
Discussion and Analysis of Financial Condition and Results of Operations.

* Changes in federal, state or local legislature requirements, such as changes in tax laws or rates, environmental laws and regulations.

Vectren Corporation and its subsidiaries undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of changes in actual results, changes in assumptions, or other factors affecting such statements.

                         Seasonality

Because of the seasonal nature of Vectren's utility operations, the results shown on a quarterly basis are not necessarily indicative of annual results.

Item 3.  Quantitative and Qualitative Disclosures about
Market Risk

Vectren's debt portfolio contains a substantial amount of fixed-rate long-term debt and, therefore, does not expose the company to the risk of material earnings or cash flow loss due to changes in market interest rates. Vectren attempts to mitigate its exposure to interest rate fluctuations through management of its short-term borrowings and the use of interest rate hedging instruments. An internal guideline to manage short-term interest rate exposure has been established. This guideline targets a level of 25 percent of the company's total debt portfolio to consist of adjustable rate bonds with a maturity of less than one year, short-term notes and commercial paper. However, it is acknowledged that there may be times that the guideline may be exceeded.

ProLiance engages in energy hedging activities to manage pricing decisions, minimize the risk of price volatility, and minimize price risk exposure in the energy markets. ProLiance's market exposure arises from storage inventory, imbalances and fixed-price purchase and sale commitments, which are entered into to support ProLiance's operating activities. Currently, ProLiance buys and sells physical commodities and utilizes financial instruments to hedge its market exposure. However, net open positions in terms of price, volume and specified delivery point do occur. ProLiance manages open positions with policies which limit its exposure to market risk and require reporting potential financial exposure to its management and its members. As a result of ProLiance's risk management policies, Vectren does not believe that ProLiance's exposure to market risk will result in material earnings or cash flow loss to the company.

SIGECO utilizes contracts for the forward sale of electricity to effectively manage the utilization of its available generating capability. Such contracts include forward physical contracts for wholesale sales of its generating capability, during periods when SIGECO's available generating capability is expected to exceed the demands of its retail, or native load, customers. To minimize the risk related to these forward contracts, SIGECO may utilize call option contracts to hedge against the unexpected loss of its generating capability during periods of heavy demand. SIGECO also utilizes forward physical contracts for the wholesale purchase of generating capability to resell to other utilities and power marketers through non-firm "buy-resell" transactions where the sale and purchase prices of power are concurrently set. As of June 30, 2000 management believes exposure from these positions was not material.

Exposure to electricity market price risk results from the use of forward contracts to effectively manage the supply of, and demand for, the generation capability of SIGECO's generating plants related to its wholesale power marketing activities. SIGECO is not currently exposed to market risks for purchases of electric energy power and natural gas for its retail customers due to current Indiana regulations which allow for recovery of such purchases through SIGECO's fuel and natural gas cost adjustment mechanisms. A 1999 generic order issued by the IURC established new guidelines for the recovery of purchased electric power costs through the fuel adjustment clauses. This order was appealed by the Indiana Office of the Utility Consumer Counselor (OUCC). On August 9, 2000, the IURC approved a settlement between SIGECO and the OUCC which resolved all issues between SIGECO and the OUCC regarding the IURC's generic order and dismissed the OUCC's appeal. The settlement pertains to the summer months of 2000 and the parties have agreed to collaborate on a permanent agreement covering future periods. The settlement provides a price cap on the recovery from retail electric customers of purchased power costs incurred by SIGECO during normal economic dispatch conditions and provides for 85 percent recoverability of purchased power costs incurred during unplanned forced outages. SIGECO does not anticipate the potential limitation of recoverability of its purchased power costs to be material under this settlement.

Vectren's wholly owned energy services subsidiary utilizes forward physical contracts for both the purchase and sale of natural gas to its customers, primarily through "back-to-back" transactions where the sale and purchase prices of natural gas are concurrently set. Management believes that exposure from these positions was not material. This subsidiary sells fixed-price and capped-price products, and reduces its market price risk through the use of fixed-price supplier contracts and storage assets.

Vectren is also exposed to counterparty credit risk when a supplier defaults upon a contract to pay or deliver the commodity. To mitigate risk, procedures to determine and monitor the creditworthiness of counterparties have been established.

At June 30, 2000, Vectren was not engaged in other contracts which would cause exposure to the risk of material earnings or cash flow loss due to changes in market commodity prices, foreign currency exchange rates, or interest rates.

                     VECTREN CORPORATION
                  AND SUBSIDIARY COMPANIES
                 PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

See Note 10 of the Notes to the Consolidated Financial Statements for discussion of litigation matters relating to the gas supply and portfolio administration agreements between ProLiance and Indiana Gas and ProLiance and Citizens Gas.

See Note 12 of the Notes to the Consolidated Financial
Statements for discussion of the litigation matters relating to USEPA allegations that SIGECO violated the Clean Air Act.

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 6.  Exhibits and Reports on Form 8-K

Exhibit
Number                      Description

99.1    Vectren Corporation Employment Agreement between
        Vectren Corporation and Niel C. Ellerbrook dated as of March 31, 2000
99.2    Vectren Corporation Employment Agreement between
        Vectren Corporation and Andrew E. Goebel dated as of March 31, 2000
99.3    Vectren Corporation Employment Agreement between
        Vectren Corporation and Jerome A. Benkert dated as of March 31, 2000
99.4    Vectren Corporation Employment Agreement between
        Vectren Corporation and Carl L. Chapman dated as of March 31, 2000
99.5    Vectren Corporation Employment Agreement between
        Vectren Corporation and Ronald E. Christian dated as of March 31, 2000
99.6    Vectren Corporation Employment Agreement between
        Vectren Corporation and Timothy M. Hewitt dated as of March 31, 2000
99.7    Vectren Corporation Employment Agreement between
        Vectren Corporation and J. Gordon Hurst dated as of March 31, 2000
99.8    Vectren Corporation Employment Agreement between
        Vectren Corporation and Richard G. Lynch dated as of March 31, 2000

27      Financial Data Schedule, filed herewith.



Form 8-K's

On April 14, 2000 Vectren Corporation filed a Current Report on Form 8-K with respect to the merger of Indiana Energy, Inc. and SIGCORP consummated on March 31, 2000. Items reported included:

   Item 1.  Acquisition or Disposition of Assets

   Item 7.  Financial Statements and Exhibits
     Exhibit 4 Amended and Restated Articles
     Exhibit 4 Amended and Restated Bylaws

On April 27, 2000 Vectren Corporation filed a Current Report on Form 8-K with respect to the release of summary financial information to the investment community regarding Vectren Corporation consolidated results of operation, financial position and cash flows for the three-and twelve-month periods of March 31, 2000. Items reported included:

   Item 5.  Other Events

   Item 7.  Exhibits
     Exhibit 99-1  Press Release
     Exhibit 99-2  Analyst Report-First Quarter 2000
     Exhibit 99-3 Cautionary Statement for purposes of the "Safe Harbor" Provisions of the Private Securities
     Litigation Reform Act of 1995



On April 27, 2000 Vectren filed a Current Report on Form 8-K with respect to an analyst teleconference call held on April
27, 2000.  Items reported included:

   Item 5.  Other Events

   Item 7.  Exhibits
     Exhibit 99  Analyst script teleconference call dated
      April 27, 2000

On May 31, 2000 Vectren filed a Current Report on Form 8-K reporting financial results for the one and four month periods ended April 30, 2000.

Item 5.  Other Events

Item 7.  Exhibits
   Exhibit 99  Consolidated Operating Revenues and
    Consolidated Net Income

On July 11, 2000, Vectren Corporation filed a Current Report on Form 8-K with respect to the release of annual financial statements and notes thereto as of December 31, 1999 and 1998 and for the years ended December 31, 1999, 1998 and 1997 to reflect the company on a historical basis as restated for the effects of the pooling -of-interests transaction completed on March 31, 2000 between Indiana Energy and SIGCORP. Items reported included:

Item 5. Other Items
   Selected Financial Data
   Management's Discussion  and Analysis of Financial
    Condition and Results of Operations
   Management's Responsibility for Financial Statements
   Report of Independent Public Accountants
   Consolidated Financial Statements of Vectren
    Corporation and Subsidiaries
   Consent of Independent Public Accountants
   Signatures

On July 28, 2000 Vectren Corporation filed a Current Report on Form 8-K with respect to the release of financial information to the investment community regarding Vectren Corporation consolidated results of operation, financial position and cash flows for the three-, six- and twelve-month periods ended June 30, 2000. Items reported included:

Item 5.  Other Events

Item 7.  Exhibits
   Exhibit 99-1  Press Release - Second Quarter 2000
   Exhibit 99-2  Financial Analyst Report - Second
   Quarter 2000
   Exhibit 99-3  Analyst Teleconference Script
   - Second Quarter 2000
   Exhibit 99-4  Cautionary Statement for purposes
   of the "Safe Harbor" Provisions of the Private
   Securities Litigation Reform Act of 1995

                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           VECTREN CORPORATION
                           -------------------
                           Registrant



August 14, 2000            /s/ M. Susan Hardwick
                           ---------------------
                           M. Susan Hardwick
                           Vice President and Controller


August 14, 2000            /s/ Jerome E. Benkert
                           ---------------------
                           Jerome E. Benkert
                           Executive Vice President
                           and Chief Financial Officer