Form 10-Q
period 2000-09-30
VECTREN CORP
filed 2000-11-14
CIK 1096385

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2000

                               OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-15467


                         VECTREN CORPORATION
     (Exact name of registrant as specified in its charter)


INDIANA                               35-2086905
-------                               ----------
(State or other jurisdiction of       (I.R.S. Employer
incorporation or organization)        Identification No.)

        20 N.W. Fourth Street, Evansville, Indiana 47741
      (Address of principal executive offices and Zip Code)

                              (812)  465-5300
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

Yes [X]   No [ ]

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock - Without par value 61,387,217         November 10, 2000
-----------------------------    ----------------   ----------------
Class                            Number of shares   Date

                           TABLE OF CONTENTS


Item                                                        Page
Number                                                     Number
               Part I.  Financial Information
  1     Financial Statements (Unaudited)
        Vectren Corporation and Subsidiary Companies
           Consolidated Balance Sheets                      3-4
           Consolidated Statements of Income                 5
           Consolidated Statements of Cash Flows            6-7
        Notes to Consolidated Financial Statements          8-17
  2     Management's Discussion and Analysis of
        Financial Condition and Results of Operations      18-28
  3     Quantitative and Qualitative Disclosure About
        Market Risk                                        28-29

                 Part II.  Other Information
  1     Legal Proceedings                                    30
  4     Submission of Matters to a Vote of Security
        Holders                                              30
  6     Exhibits and Reports on Form 8-K                     30
        Signatures                                           31

            VECTREN CORPORATION AND SUBSIDIARY COMPANIES
                     CONSOLIDATED BALANCE SHEETS
                       (Unaudited - Thousands)

                                     September 30           December 31
                                     2000       1999        1999
ASSETS
Current Assets:
   Cash and cash equivalents          $  19,009   $  15,554    $  17,351
   Temporary investments                    826         538          903
   Accounts receivable, less
     reserves of $3,241, $3,052 and
     $3,949, respectively               134,821      95,178      123,612
   Accrued unbilled revenues             21,058      19,973       55,370
   Inventories                           47,897      50,588       58,863
   Prepaid gas delivery service          46,788      25,810       20,937
   Recoverable fuel and natural
    gas costs                            30,680       7,230        5,585
   Prepayments and other current
     assets                              31,376      23,137       23,091
                                       --------    --------    ---------
     Total current assets               332,455     238,008      305,712

Utility Plant:
   Original cost                      2,419,568   2,351,129    2,367,831
   Less:  accumulated depreciation
     and amortization                 1,069,471   1,023,347    1,031,498
                                      ---------   ---------    ---------
     Net utility plant                1,350,097   1,327,782    1,336,333

Other Investments:
   Investments in leveraged leases       91,253      83,769       85,737
   Investments in partnerships and
     other corporations                  80,873      74,485       74,644
   Notes receivable                      62,384      24,083       32,271
   Other                                  2,008         984          996
                                      ---------   ---------    ---------
     Total other investments            236,518     183,321      193,648

Nonutility property, net of
  accumulated depreciation               89,530      60,356       64,474

Other Assets:
   Deferred charges                      20,578      24,904       34,149
   Unamortized debt costs                14,970      15,947       15,843
   Demand side management programs       25,686      25,404       25,298
   Other                                  3,134       5,010        5,010
                                     ----------  ----------   ----------
     Total other assets                  64,368      71,265       80,300

TOTAL ASSETS                         $2,072,968  $1,880,732   $1,980,467
                                     ==========  ==========  ===========

        The accompanying notes are an integral part of these consolidated financial statements.


             VECTREN CORPORATION AND SUBSIDIARY COMPANIES
                      CONSOLIDATED BALANCE SHEETS
                        (Unaudited - Thousands)

                                      September 30       December 31
                                    2000        1999         1999
 LIABILITIES AND SHAREHOLDERS'
             EQUITY
Current Liabilities:
   Current maturities of
    adjustable rate bonds
subject                            $  53,700   $  53,700    $  53,700
    to tender
   Current maturities of long-
    term debt and other
    obligations                          258         866          776
   Short-term borrowings             310,545     167,511      207,638
   Accounts payable                  115,040      75,698       95,827
   Refunds to customers and
     customer deposits                13,556      30,101       27,396
   Accrued taxes                      14,344      18,175       26,602
   Accrued interest                   12,617       7,620       12,097
   Other current liabilities          50,506      51,375       49,467
                                   ---------    --------    ---------
     Total current liabilities       570,566     405,046      473,503

Deferred Credits and Other Liabilities:
   Deferred income taxes             203,219     208,619      215,520
   Accrued postretirement
    benefits other than pensions      44,675      42,282       40,942
   Unamortized investment tax
     credits                          23,756      26,113       25,524
   Other                              18,111       8,561        8,297
                                   ---------    --------    ---------
     Total deferred credits and
       other liabilities             289,761     285,575      290,283

Commitments and Contingencies

Minority interest in subsidiary        1,900       1,557          916

Capitalization:
   Long-term debt and other
     obligations, net of current
     maturities                      484,074     467,771      486,726
   Preferred stock of subsidiary:
     Redeemable                        8,076       8,192        8,192
     Nonredeemable                     8,889      11,090       11,090
                                    --------    --------    ---------
       Total preferred stock          16,965      19,282       19,282
   Common stock (no par value) -
     issued and outstanding
     61,219, 61,287 and 61,305,      213,742     215,018      215,917
     respectively
     Retained earnings               495,886     486,560      493,918
   Accumulated other
     comprehensive income                 74        (77)         (78)
                                   ---------   ---------   ----------
      Total common shareholders'
        equity                       709,702     701,501      709,757
        Total capitalization       1,210,741   1,188,554    1,215,765

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY              $2,072,968  $1,880,732   $1,980,467
                                  ==========  ==========   ==========

         The accompanying notes are an integral part of these consolidated financial statements.

             VECTREN CORPORATION AND SUBSIDIARY COMPANIES
                   CONSOLIDATED STATEMENTS OF INCOME
            (Unaudited - Thousands, except per share data)

                                         Three Months         Nine Months
                                      Ended September 30  Ended September 30
                                        2000      1999      2000      1999
OPERATING REVENUES:
   Gas utility                         $ 90,156   $68,258  $391,486 $ 342,087
   Electric utility                      97,936    94,171   249,215   238,960
   Energy services and other            129,762    68,731   300,074   178,188
                                       --------   -------   -------  --------
     Total operating revenues           317,854   231,160   940,775   759,235

OPERATING EXPENSES:
   Cost of gas sold                      54,948    32,465   229,373   174,581
   Fuel for electric
     generation                          19,606    20,171    51,722    51,529
   Purchased electric energy             12,449     8,406    25,085    18,731
   Cost of energy services
     and other                          123,894    63,967   285,856   168,601
   Other operating                       46,021    48,314   142,620   139,087
   Merger costs                             864         -    31,306         -
   Depreciation and
     amortization                        26,315    21,797    75,008    64,816
   Taxes other than income
     taxes                                6,114     6,643    22,170    21,420
                                       --------   -------  --------  --------
     Total operating expenses           290,211   201,763   863,140   638,765

OPERATING INCOME                         27,643    29,397    77,635   120,470

OTHER INCOME:
   Equity in earnings of
    unconsolidated
    investments                           2,399     2,937    16,950     9,476
   Other - net                            4,278     3,651    14,497     6,657
                                       --------   -------  --------  --------
     Total other income                   6,677     6,588    31,447    16,133

INTEREST EXPENSE                         13,348    10,586    37,940    30,583
                                       --------   -------  --------  --------
INCOME BEFORE PREFERRED DIVIDENDS AND
INCOME TAXES                             20,972    25,399    71,142   106,020

PREFERRED DIVIDEND REQUIREMENT OF
SUBSIDIARY                                  241       270       776       809
                                       --------   -------  --------  --------
                                              -
INCOME BEFORE INCOME TAXES               20,731    25,129    70,366   105,211

INCOME TAXES                              4,871     8,323    23,527    35,837
                                       --------   -------  --------  --------
NET INCOME BEFORE MINORITY INTEREST
                                         15,860    16,806    46,839    69,374

MINORITY INTEREST IN SUBSIDIARY
                                            402       570       983       861

NET INCOME                             $ 15,458  $ 16,236  $ 45,856  $ 68,513
                                       ========  ========  ======== =========

AVERAGE COMMON SHARES OUTSTANDING
                                         61,219    61,287    61,257    61,306
DILUTED COMMON SHARES OUTSTANDING
                                         61,302    61,387    61,332    61,446
BASIC EARNINGS PER AVERAGE SHARE OF
COMMON STOCK                           $   0.25  $   0.26  $   0.75  $   1.12
                                       ========  ========  ========  ========
DILUTED EARNINGS PER AVERAGE SHARE OF
COMMON STOCK                           $   0.25  $   0.26  $   0.75  $   1.12
                                       ========  ========  ========  ========

         The accompanying notes are an integral part of these consolidated financial statements.

             VECTREN CORPORATION AND SUBSIDIARY COMPANIES
                   CONSOLIDATED STATEMENTS OF INCOME
            (Unaudited - Thousands, except per share data)

                                                        Twelve Months
                                                      Ended September 30
                                                       2000        1999
OPERATING REVENUES:
   Gas utility                                      $  548,972  $  488,191
   Electric utility                                    317,824     306,143
   Energy services and other                           383,161     242,829
                                                    ----------   ---------
     Total operating revenues                        1,249,957   1,037,163

OPERATING EXPENSES:
   Cost of gas sold                                    321,221     255,402
   Fuel for electric generation                         66,498      64,782
   Purchased electric energy                            27,145      26,800
     Cost of energy services and other                 364,845     230,736
     Other operating                                   193,155     186,653
     Merger costs                                       31,306           -
     Depreciation and amortization                      97,190      85,428
     Taxes other than income taxes                      30,660      29,018
                                                    ----------   ---------
       Total operating expenses                      1,132,020     878,819

OPERATING INCOME                                       117,937     158,344

OTHER INCOME
   Equity in earnings of
     unconsolidated investments                         19,116      12,542
   Other - net                                          16,742       7,538
                                                    ----------   ---------
     Total other income                                 35,858      20,080

INTEREST EXPENSE                                        50,219      40,982
                                                     ---------   ---------
INCOME BEFORE PREFERRED DIVIDENDS AND INCOME TAXES
                                                       103,576     137,442

PREFERRED DIVIDEND REQUIREMENT OF SUBSIDIARY             1,045       1,081
                                                     ---------   ---------
INCOME BEFORE INCOME TAXES                             102,531     136,361

INCOME TAXES                                            33,398      45,512
                                                     ---------   ---------
NET INCOME BEFORE MINORITY INTEREST                     69,133      90,849

MINORITY INTEREST IN SUBSIDIARY                          1,042         893
                                                     ---------   ---------
NET INCOME                                           $  68,091   $  89,956
                                                     =========   =========

AVERAGE COMMON SHARES OUTSTANDING                       61,269      61,347
DILUTED COMMON SHARES OUTSTANDING                       61,345      61,509
BASIC EARNINGS PER AVERAGE SHARE OF COMMON STOCK
                                                     $    1.11   $    1.47
                                                     =========   =========
DILUTED EARNINGS PER AVERAGE SHARE OF COMMON STOCK
                                                     $    1.11   $    1.46
                                                     =========   =========

            The accompanying notes are an integral part of
               these consolidated financial statements.

             VECTREN CORPORATION AND SUBSIDIARY COMPANIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Unaudited - Thousands)

                                        Nine Months          Twelve Months
                                    Ended September 30    Ended September 30
                                      2000       1999       2000      1999
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                          $ 45,856  $ 68,513   $ 68,091  $ 89,956
  Adjustments to reconcile
   net income to cash
   provided from operating
   activities -
     Depreciation and
      amortization                      75,008    64,816     97,190    85,428
     Preferred dividend
      requirement of
      subsidiary                           776       809      1,045     1,081
       Deferred income
        taxes and invest-
        ment tax credits              (14,069)     2,236    (7,757)     6,006
       (Gain) loss on sale
        or retirement of
        assets                         (8,961)       730    (8,961)       730
       Undistributed
        earnings of
        unconsolidated
        investments                    (9,950)   (9,477)   (12,116)  (12,543)
                                     --------- ---------  --------- ---------
                                        42,804    59,114     69,401    80,702
       Changes in assets
        and liabilities -
         Receivables - net              25,399    43,853   (38,432)  (26,421)
         Inventories                    10,966    16,098      2,691    14,588
         Accounts payable,
          refunds to customers,
          customer deposits,
          other current
          liabilities                    6,412  (14,002)     21,928    11,984
          Accrued taxes and
           interest                   (11,738)       681      1,166     4,764
          Prepayments and
           other current
           assets                     (33,380)   (9,150)   (31,689)   (9,515)
          Prepaid gas
           delivery service           (25,851)  (25,810)   (20,978)  (25,810)
          Accrued post-
           retirement
           benefits other
           than pensions                 3,733     4,795      2,393     3,043
          Other - net                   14,512       805      4,890   (5,159)
                                     --------- ---------  --------- ---------
          Total adjustments             32,857    76,384     11,370    48,176
          Net cash flows
           from operating
           activities                   78,713   144,897     79,461   138,132

CASH FLOWS (REQUIRED FOR) FROM FINANCING ACTIVITIES
  Retirement of common
    stock                                    -   (2,248)          -   (5,893)
  Retirement of preferred
    stock                              (2,317)     (116)    (2,317)     (116)
  Proceeds from long-term
    debt                                35,000    80,000     64,392    80,000
  Retirement of long-term
    debt and other
    obligations                       (38,170)  (57,052)   (48,697)  (57,269)
  Net change in short-term
    borrowings                         102,907    41,528    143,034    89,169
  Dividends on common stock           (44,370)  (42,959)   (58,887)  (57,030)
  Other                                  1,206     (528)        577   (2,428)
                                     --------- ---------  --------- ---------
    Net cash flows
     from financing
     activities                         54,256    18,625     98,102    46,433

CASH FLOWS (REQUIRED FOR) FROM INVESTING ACTIVITIES
  Capital expenditures                (98,370) (101,486)  (128,134)  (141,076)
  Investment in leveraged
    leases                               (369)  (44,737)       (48)  (43,930)
  Investments in
    partnerships and other
    corporations                       (3,656)  (13,631)   (19,404)  (21,530)
  Change in notes
    receivable                        (30,113)   (3,711)   (38,301)   (7,146)
  Change in nonutility
    property                             3,950      (19)        306     3,688
  Cash distributions from
    unconsolidated
    investments                          3,352     4,145      4,898     4,921
  Other                                (6,105)     4,080      6,575    11,758
                                     --------- ---------  ---------  ---------
    Net cash flows
     (required for)
     investing activities            (131,311) (155,359)  (174,108)  (193,315)

Net increase (decrease)
in cash                                  1,658     8,163      3,455   (8,750)

Cash and cash equivalents at
beginning of period                     17,351     7,391     15,554    24,304
                                     --------- ---------  --------- ---------
Cash and cash equivalents at end of
period                               $  19,009 $  15,554  $  19,009 $  15,554
                                     ========= =========  ========= =========

         The accompanying notes are an integral part of these consolidated financial statements.

          VECTREN CORPORATION AND SUBSIDIARY COMPANIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)


1.  Organization and Nature of Operations

Vectren Corporation (Vectren) is an Indiana corporation that was organized on June 10, 1999 solely for the purpose of effecting the merger of Indiana Energy, Inc. (Indiana Energy) and SIGCORP, Inc. (SIGCORP). On March 31, 2000, the merger of Indiana Energy with SIGCORP and into Vectren was consummated with a tax-free exchange of shares and has been accounted for as a pooling-of-interests. The common shareholders of SIGCORP received one and one-third shares of Vectren common stock for each SIGCORP common share and Indiana Energy common shareholders received one share of Vectren common stock for each Indiana Energy common share, resulting in the issuance of 61.3 million shares of Vectren common stock. The preferred stock and debt securities of Indiana Energy's and SIGCORP's utility subsidiaries were not affected by the merger.

Vectren is a public utility holding company whose wholly-owned subsidiary, Vectren Utility Holdings, Inc., is the holding company of Vectren's two operating public utilities, Indiana Gas Company, Inc. (Indiana Gas), formerly a wholly owned subsidiary of Indiana Energy, and Southern Indiana Gas and Electric Company (SIGECO), formerly a wholly owned subsidiary of SIGCORP. Indiana Gas and its subsidiaries provide natural gas and transportation services to a diversified base of customers in 311 communities in 49 of Indiana's 92 counties. SIGECO provides generation, transmission, distribution and the sale of electric power to Evansville, Indiana, and 74 other communities and the distribution and sale of natural gas to Evansville, Indiana, and 64 other communities in ten counties in southwestern Indiana. On October 31, 2000, the acquisition of the natural gas distribution assets of The Dayton Power and Light Company was completed (see
Note 5).

Vectren is also involved in non-regulated activities through the operations and investments of its three wholly-owned non-regulated subsidiaries: Vectren Enterprises, Inc. (Enterprises), Vectren Generation Services, Inc. (Generation Services) and Vectren Resources, LLC (Resources). Enterprises, the largest and most diverse of the non-regulated subsidiaries, consists of five groups: Energy Services, Communications, Utility Services, Financial Group and Ventures. These five groups provide or invest in entities that provide energy-related products and services, telecommunications products and services, materials management, debt collection, meter reading services, underground utility asset location and construction services, structured finance and investment transactions, including leveraged leases of real estate and equipment, and venture capital projects. Generation Services owns and operates coal mining properties and provides coal to SIGECO and other customers. Resources owns information system and technology assets utilized by Vectren and its subsidiaries.

2.  Financial Statements

The interim consolidated financial statements included in this report have been prepared, without audit, as provided in the rules and regulations of the Securities and Exchange Commission
(SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted as provided in such rules and regulations. Vectren believes that the information in this report reflects all adjustments necessary to fairly state the results of the interim periods reported, that all such adjustments are of a normal recurring nature, and the disclosures are adequate to make the information presented not misleading. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Vectren's Form 8-K, filed on July 11, 2000, which reflect Vectren on a historical basis for the three years ended December 31, 1999, as restated for the effects of the pooling-of-interests transaction completed on March 31, 2000 between Indiana Energy and SIGCORP. As a result of the merger, Vectren has consolidated the results of the combining companies in the accompanying financial statements for all periods presented.

Because of the seasonal nature of Vectren's utility operations, the results shown on a quarterly basis are not necessarily indicative of annual results.

3.  Merger and Merger Related Costs

Merger costs incurred for the three, nine and twelve months ended
September 30, 2000 totaled $0.9 million, $31.3 million and $31.3 million, respectively. These costs relate primarily to transaction costs, severance and other merger integration activities.

As a result of merger integration activities, management has identified certain information systems which are expected to be retired in 2001. Accordingly, the useful lives of these assets have been shortened to reflect this decision, resulting in an increase in depreciation expense of approximately $3.3 million for the three months ended and $6.7 million for the nine and twelve months ended September 30, 2000.

4.  Indiana Energy and SIGCORP Results (Prior to the Combination)

The results of the predecessor companies, Indiana Energy and SIGCORP, for the three months ended March 31, 2000 and for the three, nine and twelve months ended September 30, 1999 are as follows (in millions):


                      Three       Three         Nine        Twelve
                     months      months        months       months
                      ended       ended        ended         ended
                      March     September    September     September
                    31, 2000    30, 1999      30, 1999     30, 1999
                    --------    ---------    ----------   ----------
Indiana Energy:
Operating Revenues     $172.0       $60.9        $295.2        $420.5
Net Income              $22.1      $(4.0)         $27.5         $41.8

SIGCORP:
Operating Revenues     $187.4      $158.0        $440.0        $588.7
Net Income              $19.3       $20.3         $41.0         $48.2


5.  Acquisition of the Gas Distribution Assets of The Dayton
Power and Light Company

On December 15, 1999, Indiana Energy, now Vectren, announced that the board of directors had approved a definitive agreement under which the company would acquire the natural gas distribution assets of The Dayton Power and Light Company (DP&L), which would add 305,000 gas distribution customers in 16 counties in west central Ohio. In June 2000, the Department of Justice concluded that it had completed its review of its Hart Scott Rodino notification filings and would take no further action. In July 2000, the Public Utilities Commission of Ohio granted approval for the transaction. In October 2000, Vectren received approval from the SEC under the Public Utility Holding Company Act, the final approval necessary to complete the transaction. On October 31, 2000, Vectren completed the approximate $465 million acquisition. Operations will be conducted under the name Vectren Energy Delivery of Ohio, Inc. (VEDO). Under VEDO's ownership structure, VEDO holds a 53 percent undivided ownership interest in VEDO and Indiana Gas has a 47 percent undivided ownership interest. Vectren Utility Holdings, Inc.(VUHI), the holding company of Vectren's operating public utilities, established a $435 million commercial paper program to fund the majority of the acquisition. This facility was utilized at October 31, 2000, and will be replaced over time with permanent financing. VEDO's portion of the acquisition was funded with short-term borrowings from VUHI. Indiana Gas' portion of the acquisition was funded with a combination of short-term borrowings from VUHI and commercial paper.

6.  Gas in Underground Storage

Based on the average cost of gas purchased during September 2000, the cost of replacing the current portion of gas in underground storage exceeded LIFO cost at September 30, 2000 by approximately
$42.6 million.

7.  Refundable or Recoverable Fuel and Natural Gas Costs

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

On August 18, 1999, the Indiana Utility Regulatory Commission
(IURC) issued a generic order which established new guidelines for the recovery of purchased power costs. Those guidelines provided that SIGECO is able to recover through rates the total cost incurred for purchased power if over a period of seven days the average cost of purchased power is below the highest cost of internal generation at SIGECO or the higher costs can be justified in a fuel adjustment clause filing. The generic order issued by the IURC was appealed by the Indiana Office of Utility Consumer Counselor (OUCC). On August 9, 2000, the IURC approved a settlement between SIGECO and the OUCC which resolved all issues between SIGECO and the OUCC regarding the IURC's generic order and dismissed the OUCC's appeal. The settlement covers the period through March 31, 2001. The parties have agreed to attempt to negotiate an agreement covering future periods. The settlement provides a price cap on the recovery from retail electric customers of purchased power costs incurred by SIGECO during normal economic dispatch conditions and provides for 85 percent recoverability of purchased power costs incurred during unplanned forced outages. SIGECO does not anticipate the potential limitation of recoverability of its purchased power costs to be material under this settlement.

8.  Cash Flow Information

For purposes of the Consolidated Statements of Cash Flows, Vectren considers cash investments with an original maturity of three months or less to be cash equivalents. Cash paid during the periods reported for interest and income taxes were as follows:


                         Nine Months Ended  Twelve Months Ended
                            September 30        September 30
                           2000      1999     2000       1999
                         --------  -------  ---------  ---------
                         -         ---
Thousands
Interest (net of amount     $35.1     $30.5     $39.4      $38.4
capitalized)
Income taxes                $42.9     $34.0     $45.9      $37.5

9.  ProLiance Energy, LLC

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

On September 12, 1997, the IURC issued a decision finding the gas supply and portfolio administration agreements between ProLiance and Indiana Gas and ProLiance and Citizens Gas (the gas supply agreements) to be consistent with the public interest. The IURC's decision reflected the significant gas cost savings to customers obtained through ProLiance's services and suggested that all material provisions of the agreements between ProLiance and the utilities are reasonable. Nevertheless, with respect to the pricing of gas commodity purchased from ProLiance and two other pricing terms, the IURC concluded that additional review in the GCA process would be appropriate and directed that these matters be considered further in the pending consolidated GCA proceeding involving Indiana Gas and Citizens Gas. The IURC has not yet established a schedule for conducting these additional proceedings. Through a series of appeals, the order was finally considered by the Indiana Supreme Court.

On September 22, 2000, the Indiana Supreme Court issued a decision affirming the IURC's decision on Proliance in all respects. However, until the three pricing issues reserved by the IURC are resolved, Vectren will continue to reserve a portion of its share of ProLiance earnings.

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

Indiana Gas continues to record gas costs in accordance with the terms of the ProLiance contract and Vectren continues to record its proportional share of ProLiance's earnings. Pretax income of $0.7 million and $0.6 million was recognized as ProLiance's contribution to earnings for the three months ended September 30,
2000 and 1999, respectively.   Pretax income of $5.6 million and
$7.8 million was recognized as ProLiance's contribution to earnings for the nine months ended September 30, 2000 and 1999, respectively. Pretax income of $4.5 million and $10.3 million was recognized as ProLiance's contribution to earnings for the twelve months ended September 30, 2000 and 1999, respectively. Earnings recognized from ProLiance are included in Equity in Earnings of Unconsolidated Investments on the Consolidated Statements of Income. At September 30, 2000, Vectren has reserved approximately $2.3 million of ProLiance earnings after tax, pending resolution of the remaining unresolved issues.

10.  Vectren Advanced Communications

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

On January 28, 2000, affiliates of Blackstone Capital Partners III, a private equity fund of The Blackstone Group, invested in class B equity units of Utilicom Holdings LLC, the newly formed holding company for Utilicom. The investment was the first part of a commitment by Blackstone to invest up to $100 million to fund future growth opportunities in the fiber optic networks, subject to obtaining satisfactory financing. At the same time, Vectren Advanced Communications exchanged 35 percent of its 49 percent equity interest in SIGECOM for $16.5 million of convertible debt of Utilicom Networks LLC. The debt is convertible into class A equity units at a future date or in the event of a public offering of stock by Utilicom. Vectren Advanced Communications' remaining 14 percent preferred equity interest in SIGECOM was converted to a 14 percent indirect common equity interest in SIGECOM. The investment restructuring resulted in a pre-tax gain of $8.0 million that is classified in Other Income in the accompanying Consolidated Statements of Income. In June 2000, Vectren Advanced Communications recognized a $1.0 million write down of its common equity investment in SIGECOM, eliminating its common equity investment. As of September 30, 2000, Vectren Advanced Communications' investment in SIGECOM was $8.2 million.

11.  Environmental Matters

Manufactured Gas Plants

In the past, Indiana Gas and others operated facilities for the manufacture of gas. Given the availability of natural gas transported by pipelines, these facilities have not been operated for many years. Under currently applicable environmental laws and regulations, Indiana Gas, and the others, may now be required to take remedial action if certain byproducts are found above the regulatory thresholds at these sites.

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

With respect to insurance coverage, as of September 30, 2000, Indiana Gas has received and recorded settlements from all known insurance carriers in an aggregate amount of approximately $20.3 million.

These environmental matters have had no material impact on earnings since costs recorded to date approximate PRP and insurance settlement recoveries. While Indiana Gas has recorded all costs which it presently expects to incur in connection with activities at these sites, it is possible that future events may require some level of additional remedial activities which are not presently foreseen.

Clean Air Act

NOx SIP Call Matter. In October 1997, the United States Environmental Protection Agency (USEPA) proposed a rulemaking that could require uniform NOx emissions reductions of 85 percent by utilities and other large sources in a 22-state region spanning areas in the Northeast, Midwest, Great Lakes, Mid-Atlantic and South. This rule is referred to as the "NOx SIP call". The USEPA provided each state a proposed budget of allowed NOx emissions, a key ingredient of ozone, which requires a significant reduction of such emissions. Under that budget, utilities may be required to reduce NOx emissions to a rate of
0.15 lb/mmBtu below levels already imposed by Phase I and Phase II of the Clean Air Act Amendments of 1990. Midwestern states (the alliance) have been working together to determine the most appropriate compliance strategy as an alternative to the USEPA proposal. The alliance submitted its proposal, which calls for a smaller, phased in reduction of NOx levels, to the USEPA and the Indiana Department of Environmental Management in June 1998.

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

On March 3, 2000, the D.C. Circuit of Appeals upheld the USEPA's October 27, 1998 final rule requiring 23 states and the District of Columbia to file revised SIPs with the USEPA by no later than September 30, 1999. Numerous petitioners, including several states, have filed petitions for rehearing with the U.S. Court of Appeals for the District of Columbia in Michigan v. the USEPA. On June 22, 2000, the D.C. Circuit Court of Appeals denied petition for rehearing en banc and lifted its May 25, 1999 stay.
Following this decision, on August 30, 2000, the D.C. Circuit Court of Appeals issued an extension of the SIP Call implementation deadline, previously May 1, 2003, to May 31, 2004.

The proposed NOx emissions budget for Indiana stipulated in the USEPA's final ruling requires a 36 percent reduction in total NOx emissions from Indiana. The ruling could require SIGECO to lower its system-wide emissions by approximately 70 percent. Depending on the level of system-wide emissions reductions ultimately required, and the control technology utilized to achieve the reductions, the estimated construction costs of the control equipment could reach $160 million, which are expected to be expended during the 2001-2004 period, and related additional operation and maintenance expenses could be an estimated $8 million to $10 million, annually.

Culley Generating Station Investigation Matter. The USEPA initiated an investigation under Section 114 of the Clean Air Act (the Act) of SIGECO's coal-fired electric generating units in commercial operation by 1977 to determine compliance with environmental permitting requirements related to repairs, maintenance, modifications and operations changes. The focus of the investigation was to determine whether new source performance standards should be applied to the modifications and whether the best available control technology was, or should have been, used. Numerous other electric utilities were, and are currently, being investigated by the USEPA under an industry-wide review for similar compliance. SIGECO responded to all of the USEPA's data requests during the investigation. In July 1999, SIGECO received a letter from the Office of Enforcement and Compliance Assurance of the USEPA discussing the industry-wide investigation, vaguely referring to the investigation of SIGECO and inviting SIGECO to participate in a discussion of the issues. No specifics were noted; furthermore, the letter stated that the communication was not intended to serve as a notice of violation. Subsequent meetings were conducted in September and October with the USEPA and targeted utilities, including SIGECO, regarding potential remedies to the USEPA's general allegations.

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

The lawsuit seeks fines against SIGECO in the amount of $27,500 per day per violation. The lawsuit does not specify the number of days or violations the USEPA believes occurred. The lawsuit also seeks a court order requiring SIGECO to install the best available emissions technology at the Culley Generating Station. If the USEPA is successful in obtaining an order, SIGECO estimates that it would incur capital costs of approximately $40 million to $50 million complying with the order. In the event that SIGECO is required to install system-wide NOx emission control equipment, as a result of the NOx SIP call issue, the majority of the $40 million to $50 million for best available emissions technology at Culley Generating Station would be included in the $160 million expenditure previously discussed.

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

12.  Commitments and Contingencies

Vectren is party to various legal proceedings arising in the normal course of business. In the opinion of management, with the exception of litigation matters related to the Clean Air Act and Proliance, there are no legal proceedings pending against Vectren that are likely to have a material adverse effect on the financial position or results of operations. Refer to Note 9 for litigation matters related to ProLiance and Note 11 for litigation matters concerning the Clean Air Act.

A wholly-owned subsidiary of Vectren holds one limited partnership unit (which equates to an 8.3 percent ownership interest) in Pace Carbon Synfuels Investors, L.P. (Pace Carbon), a Delaware limited partnership formed to develop, own and operate four projects to produce and sell coal-based synthetic fuel. The subsidiary has agreed to advance up to $1.8 million, of which, $0.6 million was advanced through September 30, 2000, against future cash flows of the partnership for capital improvements and financing capital needs. In addition to its initial investment of $7.5 million, Vectren has a continuing obligation to invest approximately $40 million in Pace Carbon, with any such additional investments to be funded solely from a portion of the federal tax credits that are earned from the production and sale of briquettes by the projects.

On October 9, 1998, a wholly owned subsidiary of Vectren committed to invest $10 million in Haddington Energy Partners, L.P. (Haddington). Haddington, a Delaware limited partnership, raised $77 million to invest in projects that represent a portfolio of development opportunities, including high deliverability gas storage, compressed air energy storage, thermally-balanced cogeneration, fuel cells, hydrogen generators, and gathering and processing in the Powder River Basin and the Gulf Coast. Haddington's investment opportunities primarily focus on acquiring and completing energy projects under development rather than start-up ventures. Through September 30, 2000, Vectren, through its subsidiary, had invested approximately $9.8 million of its original $10 million commitment to Haddington, with the remainder to be paid during the fourth quarter of 2000. On July 28, 2000, Vectren announced its commitment to fund an additional $20 million in Haddington Energy Partners II, L.P., which is expected to raise an additional $150 million. This second fund will provide additional capital for the initial fund portfolio companies as well as make investments in new areas, such as distributed generation, power backup and quality devices, and emerging technologies such as fuel cells, microturbines and photovoltaics. Through September 30, 2000, Vectren had invested approximately $1.3 million of this $20 million commitment to Haddington II. The remainder of this investment is expected to be made through 2002.

13.  Affiliate Transactions

The obligations of a wholly owned subsidiary of Vectren, Vectren Capital Corp., which provides financing for Vectren's non-utility subsidiaries, are subject to a support agreement between Vectren and the subsidiary, under which Vectren has agreed to make payments of interest and principal on the subsidiary's securities in the event of default. At September 30, 2000, the subsidiary had $178.2 million in notes payable. Under the terms of the support agreement, in addition to the cash flow of dividends paid to Vectren by any of its consolidated subsidiaries, the non-utility assets of Vectren are available as recourse to holders of the subsidiary's securities. The carrying value of such non-utility assets that are contained in the consolidated financial statements of Vectren is approximately $655 million as of September 30, 2000.

ProLiance provides natural gas supply and related services to Indiana Gas. Indiana Gas' purchases from ProLiance for resale and for injections into storage for the three, nine and twelve months ended September 30, 2000, totaled $81.2 million, $217.5 million and $291.7 million, respectively. Indiana Gas' purchases from ProLiance for the three, nine and twelve months ended September 30, 1999, totaled $52.0 million, $166.1 million and $232.6 million, respectively.

ProLiance has a standby letter of credit facility with a bank for letters up to $30 million. This facility is secured in part by a support agreement from Vectren. Letters of credit outstanding at September 30, 2000 totaled $22.4 million. On November 1, 2000, the credit facility was increased to $45 million.

CIGMA, LLC, owned jointly and equally by a wholly owned subsidiary of Vectren and a third party, provides materials acquisition and related services that are used by Indiana Gas and others. Indiana Gas' purchases of these services during the three, nine and twelve months ended September 30, 2000, totaled $4.2 million, $12.4 million and $16.6 million, respectively. Indiana Gas' purchases of these services during the three, nine and twelve months ended September 30, 1999, totaled $3.8 million, $12.3 million and $16.9 million, respectively.

Reliant Services, LLC (Reliant), owned jointly and equally by a wholly owned subsidiary of Vectren and a third party, provides utility locating, meter reading and construction services to Indiana Gas and others. Amounts paid by Indiana Gas to Reliant for such services totaled $1.1 million, $3.1 million and $4.0 million, respectively, for the three, nine and twelve months ended September 30, 2000. Amounts paid by Indiana Gas to Reliant totaled $1.1 million, $2.5 million and $2.7 million, respectively, for the three, nine and twelve months ended September 30, 1999.

Vectren is a two-thirds guarantor of certain surety bond and other obligations of Energy Systems Group, LLC, a two-thirds owned subsidiary. Vectren's share of the guarantee of such obligations totaled $48.9 million at September 30, 2000.

Amounts owed to unconsolidated affiliates totaled $32.8 million, $21.3 million and $28.8 million at September 30, 2000 and 1999 and December 31, 1999, respectively, and are included in Accounts Payable on the Consolidated Balance Sheets. Amounts due from unconsolidated affiliates totaled $17.3 million, $6.5 million and $6.6 million at September 30, 2000 and 1999 and December 31, 1999, respectively, and are included in Accounts Receivable on the Consolidated Balance Sheets.

14.  Segment Reporting

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

The operating segments of Vectren are defined as (1) Gas Utility
Services, (2) Electric Utility Services, and (3) Non-regulated
Operations.

                                Three Months         Nine Months
                             Ended September 30   Ended September 30
                            2000 <F1>    1999    2000 <F1>     1999
                            ---------  --------  ----------  --------
Operating Revenues:
   Gas Utility Services        $90,156   $68,258   $391,486  $342,087
   Electric Utility
     Services                   97,936    94,171    249,215   238,960
   Non-regulated
     Operations                144,438    82,699    344,048   218,670
   Intersegment
     Eliminations             (14,676)  (13,968)   (43,974)  (40,482)
                             ---------  --------  ---------  --------
   Total operating
     revenues                 $317,854  $231,160   $940,775  $759,235

Interest Expense:
   Gas Utility Services         $5,909    $4,405    $16,736   $13,221
   Electric Utility
     Services                    4,505     4,458     13,286    13,511
   Non-regulated
     Operations                  6,193     3,550     16,361     8,325
   Intersegment
     Eliminations              (3,259)   (1,827)    (8,443)   (4,474)
                              --------  --------   --------  --------
   Total interest expense      $13,348   $10,586    $37,940   $30,583

Income Taxes:
   Gas Utility Services       $(5,372)  $(3,899)     $1,388   $12,094
   Electric Utility
     Services                   10,360    10,794     17,886    21,073
   Non-regulated
     Operations                   (20)     1,424      4,349     2,690
   Intersegment
     Eliminations                 (97)         4       (96)      (20)
                              --------  --------  ---------  --------
   Total income taxes           $4,871    $8,323    $23,527   $35,837

Depreciation and amortization:
   Gas Utility Services        $10,303    $9,877    $30,827   $29,183
   Electric Utility
     Services                    9,510    10,060     29,338    30,178
   Non-regulated
     Operations                  6,502     1,860     14,843     5,455
                             ---------  --------  ---------  --------
   Total depreciation and
     amortization              $26,315   $21,797    $75,008   $64,816

Net (loss) income:
   Gas Utility Services       $(7,508)  $(5,762)     $(200)   $21,889
   Electric Utility
     Services                   17,570    17,572     26,053    34,413
   Non-regulated
     Operations                  5,554     4,426     20,161    12,211
   Intersegment
     Eliminations                (158)         -      (158)         -
                              --------  --------  ---------  --------
   Net income                  $15,458   $16,236    $45,856   $68,513

Capital Expenditures:
   Gas Utility Services        $17,268   $24,103    $50,691   $56,524
   Electric Utility
     Services                    9,720    12,844     30,753    38,703
   Non-regulated
Operations                       8,511     1,496     16,926     6,259
                             ---------  --------   --------  --------
   Total capital
     expenditures              $35,499   $38,443    $98,370  $101,486
                             ---------  -------- ----------  --------

                                           Twelve Months
                                        Ended September 30
                                      2000 <F1>       1999
                                     -----------  -----------
Operating Revenues:
   Gas Utility Services                  $548,972     $488,191
   Electric Utility Services              317,824      306,143
   Non-regulated Operations               440,247      294,727
   Intersegment Eliminations             (57,086)     (51,898)
                                       ----------   ----------
   Total operating revenues            $1,249,957   $1,037,163

Interest Expense:
   Gas Utility Services                   $22,263      $17,818
   Electric Utility Services               17,762       18,257
   Non-regulated Operations                20,570       10,376
   Intersegment Eliminations             (10,376)      (5,469)
                                        ---------    ---------
   Total interest expense                 $50,219      $40,982

Income Taxes:
   Gas Utility Services                    $7,959      $19,806
   Electric Utility Services               21,309       22,740
   Non-regulated Operations                 4,235        3,246
   Intersegment Eliminations                (105)        (280)
                                         --------     --------
   Total income taxes                     $33,398      $45,512

Depreciation and amortization:
   Gas Utility Services                   $40,858      $38,580
   Electric Utility Services               39,398       39,600
   Non-regulated Operations                16,934        7,248
                                            --------     --------
   Total depreciation and amortization
                                          $97,190      $85,428

Net (loss) income:
   Gas Utility Services                   $11,523      $36,307
   Electric Utility Services               33,460       38,196
   Non-regulated Operations                23,266       15,348
   Intersegment Eliminations                (158)          105
                                         --------     --------
   Net income                             $68,091      $89,956

Capital Expenditures:
   Gas Utility Services                   $67,085      $72,225
   Electric Utility Services               42,688       58,280
   Non-regulated Operations                18,361       10,571
                                        ---------    ---------
   Total capital expenditures            $128,134     $141,076
                                        ---------   ----------


                                   As of             As of
                               September 30       December 31
                             2000        1999         1999
                          ---------   ---------   -----------
Total Assets:
   Gas Utility Services     $911,322     $824,760     $882,948
   Electric Utility
     Services                755,198      746,739      751,159
   Non-regulated             654,887      481,514      509,572
Operations
   Intersegment
     Eliminations           (248,439)   (172,281)    (163,212)
   Total assets           $2,072,968   $1,880,732   $1,980,467

<F1> The 2000 amounts include merger and merger related costs (see
Note 3).



15.  New Accounting Pronouncement

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The statement, as amended by SFAS No. 138, establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement. SFAS No. 133 requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. Vectren is required to adopt SFAS No. 133 no later than January 1, 2001. In certain of its operations, Vectren utilizes derivative instruments to manage pricing decisions, minimize the risk of price volatility, and minimize price risk exposure in the energy markets. In preparation for the implementation of this new statement, Vectren has formed a team to identify and analyze its contracts which could be subject to the new statement, develop required documentation, define relevant processes and information systems needs and promote internal awareness of the requirements and potential effects of the new statement. While Vectren continues to analyze and follow the development of implementation guidelines, at this time, Vectren has not quantified the impact of adopting this statement on its financial position or results operations and is unable to predict whether the implementation of this accounting standard will be material to its results of operations or financial position. However, the adoption of SFAS No. 133 could increase volatility in earnings and other comprehensive income.

16.  Reclassifications

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

Vectren is a public utility holding company, whose wholly-owned subsidiary, Vectren Utility Holdings, Inc., is the holding company of Vectren's two operating public utilities, Indiana Gas Company, Inc. (Indiana Gas), formerly a wholly owned subsidiary of Indiana Energy, and Southern Indiana Gas and Electric Company (SIGECO), formerly a wholly owned subsidiary of SIGCORP. Vectren also has certain non-regulated operations and investments. Indiana Gas and its subsidiaries provide natural gas and transportation services to a diversified base of customers in 311 communities in 49 of Indiana's 92 counties. SIGECO provides generation, transmission, distribution and the sale of electric power to Evansville, Indiana, and 74 other communities, and the distribution and sale of natural gas to Evansville, Indiana, and 64 communities in ten counties in southwestern Indiana.

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

                      Results of Operations

Vectren's consolidated earnings are from the operations of its natural gas distribution and electric power generation and distribution subsidiaries, Indiana Gas and SIGECO, and from the non-utility operations and investments of Vectren's non-regulated subsidiaries.

Net Income

Consolidated net income was $15.5 million, or $0.25 on a basic earnings per share basis, for the three months ended September 30, 2000. Consolidated net income before merger and merger related charges of $4.2 million, including $3.3 million of accelerated depreciation included in depreciation and amortization (see merger and merger related costs below), was $18.0 million ($0.29 per share) for the three months ended September 30, 2000, as compared to net income of $16.2 million ($0.26 per share) for the same period in 1999.

Consolidated net income was $45.9 million ($0.75 per share) for the nine months ended September 30, 2000. Consolidated net income before merger and merger related charges of $38.0 million (including $6.7 million of accelerated depreciation) was $73.7 million ($1.20 per share) for the nine months ended September 30, 2000, as compared to net income of $68.5 million ($1.12 per share) for the same period in 1999.

Consolidated net income was $68.1 million ($1.11 per share) for the twelve months ended September 30, 2000. Consolidated net income before merger and merger related charges of $38.0 million (including $6.7 million of accelerated depreciation) was $95.9 million ($1.56 per share) for the twelve months ended September 30, 2000, as compared to net income of $90.0 million ($1.47 per share) for the same period in 1999.

Utility Margin (Operating Revenues Less Cost of Gas, Cost of Fuel for Electric Generation and Purchased Electric Energy)

Gas utility margin for the quarter ended September 30, 2000 of $35.2 million was comparable to the same period last year.

Gas margin for the nine months ended September 30, 2000 was $162.1 million compared to $167.5 million for the same period in 1999. Gas margin was lower for the nine months ended September 30, 2000 due to weather being 3 percent warmer than the prior year period and 14 percent warmer than normal. The weather-related decrease in gas margin was partially offset by additional residential and commercial customer growth.

Gas utility margin for the twelve months ended September 30, 2000 was $227.8 million compared to $232.8 million for the same period last year primarily due to 2 percent warmer weather during the current twelve month period. The weather-related decrease in gas margin was partially offset by additional residential and commercial customer growth.

Vectren's rates for gas transportation generally provide for the same margins as are earned on the sale of gas under its applicable sales tariffs. Approximately one-half of total gas system throughput represents gas used for space heating and is affected by weather.

Total cost of gas sold increased $22.5 million, or 69 percent; $54.8 million, or 31 percent; and $65.8 million, or 26 percent, respectively, for the three, nine and twelve month periods ended September 30, 2000 compared to the same periods one year ago due to significantly higher average per unit purchased gas costs. Indiana Gas and SIGECO are allowed full recovery of such changes in purchased gas costs from their retail customers through commission-approved gas cost adjustment mechanisms.

Electric utility margin for the quarter ended September 30, 2000 of $65.9 million was comparable to the same period last year.

Electric utility margin for the nine months ended September 30, 2000 was $172.4 million as compared to $168.7 million for the same period in 1999. The increase is due primarily to increased sales to other utilities and power marketers.

Electric utility margin for the twelve months ended September 30, 2000, was $224.2 million compared to $214.6 million for the same period last year. The $9.6 million increase in margin reflected a $4.2 million increase in margin from sales to other utilities and power marketers and a 3 percent increase in retail and firm wholesale electric sales primarily due to stronger industrial and commercial sales.

Fuel for electric generation for the three, nine and twelve month periods ended September 30, 2000 was comparable to costs incurred in the same periods one year ago. Purchased electric energy increased $4.0 million, or 48 percent, and $6.4 million, or 34 percent, respectively for the three and nine months ended September 30, 2000 compared to the year ago periods due to the increased sales to other utilities and power marketers.

Non-Utility Margin (Energy Services and Other Revenues Less Cost of Energy Services and Other)

Margin from Vectren's non-utility operations (primarily the operating companies of its Generation Services, Energy Services and Communications groups) for the quarter ended September 30, 2000 was $5.9 million compared to $4.8 million for the same period in 1999. The $1.1 million increase was primarily in the Energy Services group reflecting the continued growth of its natural gas marketing and fuel supply management services and continued growth in its performance contracting and energy efficiency project operations, including several large government contracts in progress.

Non-utility margin for the nine months ended September 30, 2000 was $14.2 million compared to $9.6 million for the same period last year. The Energy Services group and the Communications group contributed an additional $3.0 million and $1.3 million, respectively, to non-utility margin. Additional municipal fiber optic systems projects revenue and improved project margins were the primary reasons for the Communications group's increased margin.

Non-utility margin for the twelve months ended September 30, 2000, was $18.3 million compared to $12.1 million for the year ago period. Operating margin for the Energy Services group and the Communications group increased $4.2 million and $2.0 million, respectively, during the twelve months ended September 30, 2000, for the same reasons as described above.

Operating Expenses (excluding Cost of Gas, Cost of Fuel for
Electric Generation, Purchased Electric Energy and Cost of Energy
Services and Other)

Other operating expenses decreased $2.3 million, or 4.7 percent, for the three months ended September 30, 2000, when compared to the same period a year ago. The decrease is attributed to a $1.3 million reduction in generation facility maintenance expenses and a $1.4 million reduction in general and administrative expenses.

Other operating expenses increased $3.5 million, or 2.5 percent, for the nine months ended September 30, 2000, when compared to the same period a year ago. The nine month increase is primarily attributed to $2.4 million higher operating expenses related to continued growth in operations at certain non-regulated subsidiaries. Additionally, operating expenses were higher during the nine months ended September 30, 2000 as compared to the comparable period in 1999 due to a first quarter 1999 reversal of part of a restructuring reserve at Indiana Gas of $1.3 million.

For the twelve months ended September 30, 2000, other operating expenses increased $6.5 million, or 3.5 percent, compared to the prior year. In addition to the items noted above, the increase reflects additional support costs related to the implementation of a new customer information system at Indiana Gas. A $2.2 million decrease in maintenance expenses, all of which is attributed to the utility subsidiaries, partially offset the increased operating expenses.

Depreciation and amortization increased $4.5 million, or 20.7 percent; $10.2 million, or 15.7 percent; and $11.8 million, or
13.8 percent, respectively, for the three, nine and twelve months ended September 30, 2000. The increases are the result of the merger integration activities (see below) and additions to plant.

Merger and Merger Related Costs

Merger costs incurred for the three, nine, and twelve months ended September 30, 2000 totaled $0.9, $31.3 million and $31.3 million, respectively. These costs relate primarily to transaction costs, severance and other merger integration activities. Vectren expects to realize net merger savings of nearly $200 million over the next ten years from the elimination of duplicate corporate and administrative programs and greater efficiencies in operations, business processes and purchasing. The continued merger integration activities, which will contribute to the merger savings, will be substantially complete by 2001.

As a result of merger integration activities, management has identified certain information systems that are expected to be retired in 2001. Accordingly, the useful lives of these assets have been shortened to reflect this decision, resulting in an increase in depreciation expense of approximately $3.3 million for the three months and $6.7 million for the nine and twelve months ended September 30, 2000.

Other Income

Equity in Earnings of Unconsolidated Investments for the three months ended September 30, 2000 was comparable to the same period one year ago.

Equity in Earnings of Unconsolidated Investments increased by $7.5 million for the nine months ended September 30, 2000, compared to the prior year period. The increase is due primarily to an $8.0 million pre-tax gain recorded during the first quarter of 2000 on the restructuring of SIGECOM (see Note 10 of the Notes to Consolidated Financial Statements) as well as a $3.6 million increase in leveraged lease investment earnings at Financial Group, which added leveraged lease investments totaling $50
million in late 1999.   These increases were partially offset by
a $1.0 million write-down of common equity interest in SIGECOM (see Note 10 of the Notes to Consolidated Financial Statements) and lower pre-tax earnings recognized from ProLiance. A $1.6 million reduction in Proliance's earnings is primarily attributed to ProLiance's net position on financial instruments held to hedge storage inventories, the restructuring of several transportation contracts to provide less seasonality in Proliance's earnings and lower unit sales margins.

Equity in Earnings of Unconsolidated Investments increased by $6.6 million for the twelve months ended September 30, 2000, compared to the prior year period. The increase is due primarily to the $8.0 million pre-tax gain recorded in the first quarter of 2000 on the restructuring of SIGECOM as well as increased investment earnings at Vectren's Financial Group, reflecting the additional leveraged lease investments discussed above. These increases were partially offset by the $1.0 million write-down of Vectren's common equity interest in SIGECOM (see Note 10 of the Notes to Consolidated Financial Statements) and lower pre-tax earnings recognized from ProLiance. A $4.9 million reduction in ProLiance's earnings is due to the same reasons discussed above.

Other - net increased $0.6 million, $7.8 million and $9.2 million, respectively, for the three, nine and twelve months ended September 30, 2000, compared to the prior year periods due to increased interest income ($1.0 million, $2.7 million and $4.5 million for the three, nine and twelve months ended September 30, 2000 compared to the year ago periods) mainly from Vectren's Financial Group, recognition in the second quarter of 2000 of a $2.3 million gain on the sale of a partial interest in Energy Services' energy efficiency and performance contracting joint venture and a $1.1 million premium earned by Financial Group for a loan guarantee.

Interest Expense

Interest expense increased by $2.8 million, $7.4 million and $9.2 million, respectively, for the three, nine and twelve months ended September 30, 2000, when compared to the same periods a year ago. The increase is due primarily to additional debt required for Financial Group's increased financial investment activities, additional debt at Indiana Gas primarily attributed to higher purchased gas costs and to higher average interest rates on utility debt and short-term borrowings.

Income Taxes

Federal and state income taxes decreased $3.5 million, $12.3 million and $12.1 million, respectively, for the three, nine and twelve months ended September 30, 2000, compared to the same periods a year ago due primarily to lower earnings and to additional tax benefits realized from certain non-regulated subsidiaries, which were partially offset by higher effective tax rates resulting from the nondeductibility of certain merger costs.

                     Other Operating Matters

Acquisition of Gas Distribution Assets of The Dayton Power and
Light Company

On December 15, 1999, Indiana Energy, now Vectren, announced that the board of directors had approved a definitive agreement under which the company would acquire the natural gas distribution assets of The Dayton Power and Light Company (DP&L), which would add 305,000 gas distribution customers in 16 counties in west central Ohio. In June 2000, the Department of Justice concluded that it had completed its review of its Hart Scott Rodino notification filings and would take no further action. In July 2000, the Public Utilities Commission of Ohio granted approval for the transaction. In October 2000, Vectren received approval from the SEC under the Public Utility Holding Company Act for the acquisition, the final approval necessary to complete the transaction. On October 31, 2000, Vectren completed the approximate $465 million acquisition. Operations will be conducted under the name Vectren Energy Delivery of Ohio, Inc.
(VEDO). Under VEDO's ownership structure, VEDO holds a 53 percent undivided ownership interest in VEDO and Indiana Gas has a 47 percent undivided ownership interest. Vectren Utility Holdings, Inc.(VUHI), the holding company of Vectren's operating public utilities, established a $435 million commercial paper program to fund the majority of the acquisition. This facility was utilized at October 31, 2000, and will be replaced over time with permanent financing. VEDO's portion of the acquisition was funded with short-term borrowings from VUHI. Indiana Gas' portion of the acquisition was funded with a combination of short-term borrowings from VUHI and commercial paper.

Acquisition of Miller Pipeline Corporation

On October 31, 2000, Reliant Services, LLC (Reliant), a 50 percent owned, non-regulated utility services affiliate of Vectren signed a definitive agreement to purchase the common stock of Indianapolis-based Miller Pipeline Corporation from NiSource, Inc. for approximately $68.3 million. Miller Pipeline is one of the nation's premier natural gas distribution contractors with over 50 years of experience in the construction industry, currently providing such services to Indiana Gas, among other customers. The acquisition requires review by the United States Department of Justice or the Federal Trade Commission under the Hart Scott Rodino Act and should be completed by the end of 2000.

Operation of Warrick Generating Station

On August 21, 2000, SIGECO announced that no later than April 18, 2001, Alcoa will begin operating the Warrick Generating Station. In 1956, arrangements were made for SIGECO to operate the Warrick Generating Station as an agent for Alcoa. Three generating units at the plant are owned by Alcoa. SIGECO owns the fourth unit equally with Alcoa. The operating change will have no impact on SIGECO's generating capacity and is not expected to have any negative impact on Vectren's financial results. Additionally, SIGECO will retain Alcoa as a wholesale power and transmission services customer. Planning of the plant operations transition is underway.

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

On September 12, 1997, the IURC issued a decision finding the gas supply and portfolio administration agreements between ProLiance and Indiana Gas and ProLiance and Citizens Gas (the gas supply agreements) to be consistent with the public interest. The IURC's decision reflected the significant gas cost savings to customers obtained through ProLiance's services and suggested that all material provisions of the agreements between ProLiance and the utilities are reasonable. Nevertheless, with respect to the pricing of gas commodity purchased from ProLiance and two other pricing terms, the IURC concluded that additional review in the GCA process would be appropriate and directed that these matters be considered further in the pending, consolidated GCA proceeding involving Indiana Gas and Citizens Gas. The IURC has not yet established a schedule for conducting these additional proceedings. Through a series of appeals, the order was finally considered by the Indiana Supreme Court.

On September 22, 2000, the Indiana Supreme Court issued a decision affirming the IURC's decision on Proliance in all respects. However, until the three pricing issues reserved by the IURC are resolved, Vectren will continue to reserve a portion of its share of ProLiance earnings.

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

Indiana Gas continues to record gas costs in accordance with the terms of the ProLiance contract and Vectren continues to record its proportional share of ProLiance's earnings. Pretax income of $0.7 million and $0.6 million was recognized as ProLiance's contribution to earnings for the three months ended September 30,
2000 and 1999, respectively.   Pretax income of $5.6 million and
$7.8 million was recognized as ProLiance's contribution to earnings for the nine months ended September 30, 2000 and 1999, respectively. Pretax income of $4.5 million and $10.3 million was recognized as ProLiance's contribution to earnings for the twelve months ended September 30, 2000 and 1999, respectively. Earnings recognized from ProLiance are included in Equity in Earnings of Unconsolidated Investments on the Consolidated Statements of Income. At September 30, 2000, Vectren has reserved approximately $2.3 million of ProLiance earnings after tax pending resolution of the remaining unresolved issues.

                      Environmental Matters

Manufactured Gas Plants

In the past, Indiana Gas and others operated facilities for the manufacture of gas. Given the availability of natural gas transported by pipelines, these facilities have not been operated for many years. Under currently applicable environmental laws and regulations, Indiana Gas, and the others, may now be required to take remedial action if certain byproducts are found above the regulatory thresholds at these sites.

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

With respect to insurance coverage, as of September 30, 2000, Indiana Gas has received and recorded settlements from all known insurance carriers in an aggregate amount of approximately $20.3 million.

These environmental matters have had no material impact on earnings since costs recorded to date approximate PRP and insurance settlement recoveries. While Indiana Gas has recorded all costs which it presently expects to incur in connection with activities at these sites, it is possible that future events may require some level of additional remedial activities which are not presently foreseen.

Clean Air Act

NOx SIP Call Matter. In October 1997, the United States Environmental Protection Agency (USEPA) proposed a rulemaking that could require uniform NOx emissions reductions of 85 percent by utilities and other large sources in a 22-state region spanning areas in the Northeast, Midwest, Great Lakes, Mid-Atlantic and South. This rule is referred to as the "NOx SIP call". The USEPA provided each state a proposed budget of allowed NOx emissions, a key ingredient of ozone, which requires a significant reduction of such emissions. Under that budget, utilities may be required to reduce NOx emissions to a rate of
0.15 lb/mmBtu below levels already imposed by Phase I and Phase II of the Clean Air Act Amendments of 1990. Midwestern states (the alliance) have been working together to determine the most appropriate compliance strategy as an alternative to the USEPA proposal. The alliance submitted its proposal, which calls for a smaller, phased in reduction of NOx levels, to the USEPA and the Indiana Department of Environmental Management in June 1998.

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

On March 3, 2000, the D.C. Circuit of Appeals upheld the USEPA's October 27, 1998 final rule requiring 23 states and the District of Columbia to file revised SIPs with the USEPA by no later than September 30, 1999. Numerous petitioners, including several states, have filed petitions for rehearing with the U.S. Court of Appeals for the District of Columbia in Michigan v. the USEPA. On June 22, 2000, the D.C. Circuit Court of Appeals denied petition for rehearing en banc and lifted its May 25, 1999 stay.
Following this decision, on August 30, 2000, the D.C. Circuit Court of Appeals issued an extension of the SIP Call implementation deadline, previously May 1, 2003, to May 31, 2004.

The proposed NOx emissions budget for Indiana stipulated in the USEPA's final ruling requires a 36 percent reduction in total NOx emissions from Indiana. The ruling could require SIGECO to lower its system-wide emissions by approximately 70 percent. Depending on the level of system-wide emissions reductions ultimately required, and the control technology utilized to achieve the reductions, the estimated construction costs of the control equipment could reach $160 million, which are expected to be expended during the 2001-2004 period, and related additional operation and maintenance expenses could be an estimated $8 million to $10 million, annually.

Culley Generating Station Investigation Matter. The USEPA initiated an investigation under Section 114 of the Clean Air Act (the Act) of SIGECO's coal-fired electric generating units in commercial operation by 1977 to determine compliance with environmental permitting requirements related to repairs, maintenance, modifications and operations changes. The focus of the investigation was to determine whether new source performance standards should be applied to the modifications and whether the best available control technology was, or should have been, used. Numerous other electric utilities were, and are currently, being investigated by the USEPA under an industry-wide review for similar compliance. SIGECO responded to all of the USEPA's data requests during the investigation. In July 1999, SIGECO received a letter from the Office of Enforcement and Compliance Assurance of the USEPA discussing the industry-wide investigation, vaguely referring to the investigation of SIGECO and inviting SIGECO to participate in a discussion of the issues. No specifics were noted; furthermore, the letter stated that the communication was not intended to serve as a notice of violation. Subsequent meetings were conducted in September and October with the USEPA and targeted utilities, including SIGECO, regarding potential remedies to the USEPA's general allegations.

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

The lawsuit seeks fines against SIGECO in the amount of $27,500 per day per violation. The lawsuit does not specify the number of days or violations the USEPA believes occurred. The lawsuit also seeks a court order requiring SIGECO to install the best available emissions technology at the Culley Generating Station. If the USEPA is successful in obtaining an order, SIGECO estimates that it would incur capital costs of approximately $40 million to $50 million complying with the order. In the event that SIGECO is required to install system-wide NOx emission control equipment, as a result of the NOx SIP call issue, the majority of the $40 million to $50 million for best available emissions technology at Culley Generating Station would be included in the $160 million expenditure previously discussed.

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

                  New Accounting Pronouncement

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The statement, as amended by SFAS No. 138, establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement. SFAS No. 133 requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. Vectren is required to adopt SFAS No. 133 no later than January 1, 2001. In certain of its operations, Vectren utilizes derivative instruments to manage pricing decisions, minimize the risk of price volatility, and minimize price risk exposure in the energy markets. In preparation for the implementation of this new statement, Vectren has formed a team to identify and analyze its contracts which could be subject to the new statement, develop required documentation, define relevant processes and information systems needs and promote internal awareness of the requirements and potential effects of the new statement. While Vectren continues to analyze and follow the development of implementation guidelines, at this time, Vectren has not quantified the impact of adopting this statement on its financial position or results of operations and is unable to predict whether the implementation of this accounting standard will be material to its results of operations or financial position. However, the adoption of SFAS No. 133 could increase volatility in earnings and other comprehensive income.

                 Liquidity and Capital Resources

Vectren's capitalization objectives are 45-60 percent common and preferred equity and 40-55 percent permanent debt. These objectives may have varied, and will vary, from time to time, depending on particular business opportunities and seasonal factors that affect the company's operation. Vectren's common equity component was 59 percent of its total capitalization at September 30, 2000.

On October 31, 2000, Vectren completed the acquisition of the gas distribution assets of The Dayton Power and Light Company for a purchase price of approximately $465 million. Commercial paper was issued to fund the purchase and will be replaced over time with permanent financing.

New construction, normal system maintenance and improvements and information technology investments needed to provide service to a growing customer base will continue to require substantial expenditures. Capital expenditures for fiscal 2000 are estimated at approximately $150 million of which $98.4 million have been expended through September 30, 2000. For the twelve months ended September 30, 2000, capital expenditures totaled $128.1 million.

At September 30, 2000, Vectren has $371 million of short-term borrowing capacity for use in its utility and non-regulated operations, of which approximately $62 million was available. Upon the closing of the DP&L transaction on October 31, 2000, Vectren had $861 million of short-term borrowing capacity, of which approximately $62 million was available. Vectren expects to reduce the high level of short-term borrowings significantly during 2001.

Short-term cash working capital is required primarily to finance customer accounts receivable, unbilled utility revenues resulting from cycle billing, gas in underground storage, prepaid gas delivery services, capital expenditures and investments until permanently financed. Short-term borrowings tend to be greatest during the summer when accounts receivable and unbilled utility revenues related to electricity are highest and gas storage facilities are being refilled.

                      Financing Activities

Vectren expects the majority of its capital expenditures requirements and debt security redemptions to be provided by internally generated funds. Short-term borrowings are at a high level due to the acquisition discussed above and the higher natural gas costs.

Indiana Gas' and SIGECO's credit ratings on outstanding debt at September 30, 2000 were AA-/Aa2 and AA/Aa2, respectively. Effective October 2000, the credit ratings on Indiana Gas' and SIGECO's outstanding debt were lowered to A/A2 and A/A1, respectively, due to the increase in Vectren's debt resulting from the acquisition of the DP&L assets. Vectren Utility Holdings' commercial paper related to the October 2000 acquisition of the DP&L assets has a credit rating of A-1/P-2. Indiana Gas' commercial paper retains a A-1/P-1 rating.

Cash flow from financing activities of $54.3 million for the nine months ended September 30, 2000 includes $99.7 million of additional net borrowings offset by $44.4 million of dividends on common stock. Cash from financing activities of $98.1 million for the twelve months ended September 30, 2000 includes $158.7 million of additional net borrowings offset by $58.9 million of dividends on common stock.

Cash required for investing activities of $131.3 million for the nine months ended September 30, 2000 includes, among other things, $98.4 million of capital expenditures and $30.1 million additional notes receivable. Cash required for investing activities of $174.1 million for the twelve months ended September 30, 2000 includes, among other things, $128.1 million of capital expenditures, $38.3 million additional notes receivable, and $19.4 million of investments in partnerships and other corporations.

                   Forward-Looking Information

A "safe harbor" for forwarding-looking statements is provided by the Private Securities Litigation Reform Act of 1995 (Reform Act of 1995). The Reform Act of 1995 was adopted to encourage such forward-looking statements without the threat of litigation, provided those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause the actual results to differ materially from those projected in the statement. Certain matters described in Management's Discussion and Analysis of Financial Condition and Results of Operations, including, but not limited to Vectren's realization of net merger savings and ProLiance, are forward-looking statements. Such statements are based on management's beliefs, as well as assumptions made by and information currently available to management. When used in this filing, the words "believe," "anticipate," "endeavor," "estimate," "expect," "objective," "projection," "forecast," "goal," and similar expressions are intended to identify forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause Vectren Corporation and its subsidiaries' actual results to differ materially from those contemplated in any forward-looking statements included, among others, the following:

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

Item 3.  Quantitative and Qualitative Disclosures about Market
Risk

Vectren's debt portfolio contains a substantial amount of fixed-rate long-term debt and, therefore, does not expose the company to the risk of material earnings or cash flow loss due to changes in market interest rates. Vectren attempts to mitigate its exposure to interest rate fluctuations through management of its short-term borrowings and the use of interest rate hedging instruments. An internal guideline to manage short-term interest rate exposure has been established. This guideline targets a level of 25 percent of the company's total debt portfolio to consist of adjustable rate bonds with a maturity of less than one year, short-term notes and commercial paper. However, it is acknowledged that there may be times that the guideline may be exceeded. Due to the completion of the DP&L asset acquisition and higher natural gas prices, Vectren anticipates that its short-term borrowings will be highest in the beginning of 2001 and will be reduced during the year.

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

SIGECO utilizes contracts for the forward sale of electricity to effectively manage the utilization of its available generating capability. Such contracts include forward physical contracts for wholesale sales of its generating capability, during periods when SIGECO's available generating capability is expected to exceed the demands of its retail, or native load, customers. To minimize the risk related to these forward contracts, SIGECO may utilize call option contracts to hedge against the unexpected loss of its generating capability during periods of heavy demand. SIGECO also utilizes forward physical contracts for the wholesale purchase of generating capability to resell to other utilities and power marketers through non-firm "buy-resell" transactions where the sale and purchase prices of power are concurrently set. As of September 30, 2000 management believes exposure from these positions was not material.

Exposure to electricity market price risk results from the use of forward contracts to effectively manage the supply of, and demand for, the generation capability of SIGECO's generating plants related to its wholesale power marketing activities. SIGECO is not currently exposed to market risks for purchases of electric energy power and natural gas for its retail customers due to current Indiana regulations which allow for recovery of such purchases through SIGECO's fuel and natural gas cost adjustment mechanisms. A 1999 generic order issued by the IURC established new guidelines for the recovery of purchased electric power costs through the fuel adjustment clauses. This order was appealed by the Indiana Office of the Utility Consumer Counselor (OUCC). On August 9, 2000, the IURC approved a settlement between SIGECO and the OUCC which resolved all issues between SIGECO and the OUCC regarding the IURC's generic order and dismissed the OUCC's appeal. The settlement covers the period through March 31, 2001. The parties have agreed to attempt to negotiate an agreement covering future periods. The settlement provides a price cap on the recovery from retail electric customers of purchased power costs incurred by SIGECO during normal economic dispatch conditions and provides for 85 percent recoverability of purchased power costs incurred during unplanned forced outages. SIGECO does not anticipate the potential limitation of recoverability of its purchased power costs to be material under this settlement.

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

At September 30, 2000, Vectren was not engaged in other contracts which would cause exposure to the risk of material earnings or cash flow loss due to changes in market commodity prices, foreign currency exchange rates, or interest rates.

                       VECTREN CORPORATION
                    AND SUBSIDIARY COMPANIES
                   PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

See Note 9 of the Notes to the Consolidated Financial
Statements for discussion of litigation matters relating to the gas supply and portfolio administration agreements between ProLiance and Indiana Gas and ProLiance and Citizens
Gas.

See Note 11 of the Notes to the Consolidated Financial
Statements for discussion of the litigation matters relating to USEPA allegations that SIGECO violated the Clean Air Act.

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 6.  Exhibits and Reports on Form  8-K