Form 10-Q/A
period 2000-09-30
VECTREN CORP
filed 2000-11-14
CIK 1096385

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

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 6.  Exhibits and Reports on Form  8-K


Exhibit
Number                         Description

  99.1     Vectren Corporation Retirement Savings Plan
  99.2      Vectren Corporation Combined Non-Bargaining Retirement
            Plan


  27        Financial Data Schedule, filed herewith.

Reports on Form 8-K

None

                           SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               VECTREN CORPORATION
                                   Registrant




   November 14, 2000       /s/ M. Susan Hardwick
                           M. Susan Hardwick
                           Vice President and Controller






   November 14, 2000       /s/ Jerome E. Benkert
                           Jerome E. Benkert
                           Executive Vice President
                           and Chief Financial Officer