Form 10-K405
period 2000-12-31
VECTREN CORP
filed 2001-03-30
CIK 1096385

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            Form 10-K


         X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended December 31, 2000

                               OR

    _____  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from _______ to __________

                  Registrant, State of
 Commission           Incorporation;            IRS Employer
 File Number  Address and Telephone Number   Identification No.
-----------   ----------------------------  ------------------
   1-15467         Vectren Corporation           35-2086905
                (An Indiana Corporation)
                 20 N. W. Fourth Street
                   Evansville, Indiana
                        47741-0001
                     (812) 465-5300

Securities registered pursuant to Section 12(b) of the Act:
                                                  Name of each
                                                     exchange
     Registrant        Title of each class     on which registered
-------------------    -------------------     -------------------
Vectren Corporation    Common- Without Par       New York Stock
                        Value                        Exchange

Securities registered pursuant to Section 12(g) of the Act:

                             None
-------------------------------------------------------------



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing
requirements for the past 90 days: Yes   X   No

As of March 21, 2001, the aggregate market value of the Common
Stock held by nonaffiliates was $1,476,131,802.

Indicate the number shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

   Common Stock-
 Without Par Value       67,712,468        March 21, 2001
------------------    -----------------   ----------------
       Class          Number of shares          Date


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X.

               Documents Incorporated by Reference
Certain information in the company's definitive Proxy Statement for the 2001 Annual Meeting of Stockholders, which was filed with the Securities and Exchange Commission on March 16, 2001, is incorporated by reference in Part III of this Form 10-K.

Information in the company's Current Report on Form 8-K which was filed with the Securities and Exchange Commission on March 29, 2001, regarding gas cost adjustment proceedings is incorporated by reference in Part II of this Form 10-K

                          Table of Contents
Item                                                         Page
Number                                                       Number
                               Part I

  1      Business                                            1
  2      Properties                                          11
  3      Legal Proceedings                                   12
  4      Submission of Matters to Vote of Security
          Holders                                            12

                               Part II

  5      Market for Registrant's Common Equity
           and Related Security Holder Matters               12
  6      Selected Financial Data                             13
  7      Management's Discussion and Analysis of
          Financial Condition and Results of Operations      14
  7A     Qualitative and Quantitative Disclosures of
          Market Risk                                        31
  8      Financial Statements and Supplementary Data         34
  9      Change in and Disagreements with Accountants on
           Accounting and Financial Disclosure               67

                              Part III

  10     Directors and Executive Officers of
           the Registrants                                   67
  11     Executive Compensation                              68
  12     Security Ownership of Certain Beneficial
           Owners and Management                             68
  13     Certain Relationships and Related
           Transactions                                      68
                               Part IV

  14     Exhibits, Financial Statement Schedules and
           Reports on Form 8-K                               69
         Subsidiaries of the Registrant                      70
         Signatures                                          72

                             PART I

ITEM 1.  BUSINESS

Overview

Vectren Corporation (Vectren) is an Indiana corporation that was organized on June 10, 1999, solely for the purpose of effecting the merger of Indiana Energy, Inc. (Indiana Energy) and SIGCORP, Inc. (SIGCORP). On March 31, 2000, the merger of Indiana Energy with SIGCORP and into Vectren was consummated with a tax-free exchange of shares and has been accounted for as a pooling of interests. The common shareholders of SIGCORP received one and one-third shares of Vectren common stock for each SIGCORP common share and the common shareholders of Indiana Energy received one share of Vectren common stock for each Indiana Energy common share, resulting in the issuance of 61.3 million shares of Vectren common stock. The preferred stock and debt securities of Indiana Energy's and SIGCORP's utility subsidiaries were not affected by the merger.

Vectren is a public utility holding company, whose wholly owned subsidiary, Vectren Utility Holdings, Inc. (VUHI), is the intermediate holding company for Vectren's three operating public utilities, Indiana Gas Company, Inc. (Indiana Gas), formerly a wholly owned subsidiary of Indiana Energy, Southern Indiana Gas and Electric Company (SIGECO), formerly a wholly owned subsidiary of SIGCORP, and the Ohio operations (defined hereafter). VUHI's regulated subsidiaries serve approximately one million customers. Indiana Gas and its subsidiaries provide natural gas and transportation services to a diversified base of customers in 311 communities in 49 of Indiana's 92 counties. SIGECO provides generation, transmission, distribution and the sale of electric power to Evansville, Indiana, and 74 other communities, and the distribution and sale of natural gas to Evansville, Indiana, and 64 communities in ten counties in southwestern Indiana.
Vectren's Ohio operations provide natural gas distribution and transportation services to Dayton, Ohio and 16 counties in west central Ohio.

Vectren is involved in non-regulated activities through three primary business groups: Energy Services, Utility Services, and Communications. Energy Services trades and markets natural gas and provides energy performance contracting services. Utility Services provides utility products and services, such as underground construction and facilities locating, meter reading and materials management, and the mining and sale of coal. Communications provides integrated broadband communications services, including local and long distance telephone, Internet access and cable television. In addition, other businesses invest in other energy-related opportunities and corporate technology.

 Acquisition of Gas Distribution Assets of the Dayton Power and
                          Light Company

On December 15, 1999, Indiana Energy, now Vectren, announced that the board of directors had approved a definitive agreement under which it would acquire the natural gas distribution assets of The Dayton Power and Light Company (DP&L), which would add 310,000 gas distribution customers in 16 counties in west central Ohio.
On October 31, 2000, Vectren completed the approximate $465 million acquisition. Vectren acquired the natural gas distribution assets as a tenancy in common through two wholly owned subsidiaries. Vectren Energy Delivery of Ohio, Inc. (VEDO) holds a 53 percent undivided ownership interest in the assets and Indiana Gas holds a 47 percent undivided ownership interest in the assets. VEDO is the operator of the assets, operations of which are herein referred to as "the Ohio operations." VUHI established a $435 million commercial paper program to fund the majority of the acquisition. This facility was utilized at October 31, 2000, and will be replaced over time with permanent financing. VEDO's portion of the acquisition was funded with short-term borrowings from VUHI. Indiana Gas' portion of the acquisition was funded with a combination of short-term borrowings from VUHI and Indiana Gas' commercial paper program.

                      Common Stock Offering

On January 19, 2001, Vectren filed a registration statement with the Securities and Exchange Commission with respect to a public offering of 5.5 million shares of new common stock. On February 8, 2001, the registration became effective and agreement was reached to sell 5.5 million shares to a group of underwriters. On February 14, the shares were sold, at which time the underwriters exercised their over-allotment option to sell an additional 825,000 shares for a total of about 6.3 million shares. The net proceeds of $129.4 million will be used principally to repay outstanding commercial paper utilized for recent acquisitions.


              Narrative Description of the Business

Vectren segregates its businesses into regulated and non-regulated entities. At December 31, 2000, Vectren had $2.9 billion in total assets, with $2.4 billion (83%) being regulated and $0.5 billion (17%) being non-regulated. Net Income for fiscal year 2000 was $72.0 million, or $1.18 per share of common stock. Excluding merger and integration related charges of $52.5 million, including $11.4 million of additional depreciation expense, net income for fiscal year 2000 was $108.8 million, with
84.0 million being regulated and $24.8 million being non-regulated, or $1.78 per share of common stock. Excluding merger and integration related charges, the results reflect a 20% increase over 1999 net income of $90.7 million, or $1.48 per share of common stock.

Further information regarding the segments' activities and assets is included in Note 20 of Vectren's consolidated financial statements included under Item 8 Financial Statements and Supplementary Data. For further information on merger and integration charges, refer to Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations.

                   Regulated Business Segment

Overview

Regulated operations consist of the company's utility operations that are subject to rate regulation by the respective state commissions of Indiana and Ohio as well as certain Federal regulation. During 2000, Vectren's utility operations had two operating segments: (1) Gas Utility Services and (2) Electric Utility Services. The Gas Utility Services segment distributes, transports and sells natural gas in central and southern Indiana and west central Ohio and is comprised of the operations of Indiana Gas, the Ohio operations and SIGECO's natural gas business. The Electric Utility Services segment generates, transmits, distributes and sells electricity within primarily southwestern Indiana and in periods of under utilized capacity, sells excess electricity to wholesale customers. This segment is comprised of SIGECO's electric business.

Effective January 1, 2001, the utility operations were realigned into two primary business units, Energy Delivery and Power
Supply.

Gas Utility Services

Overview

Gas Utility Services supplied natural gas service to approximately 636,000 Indiana customers during 2000. This represents customer base growth of approximately 2 percent over the previous year.

The Indiana service area contains diversified manufacturing and agriculture-related enterprises. The principal industries served include automotive assembly, parts and accessories; feed, flour and grain processing; metal castings; aluminum products; appliance manufacturing; polycarbonate resin (Lexan) and plastic products; gypsum products; electrical equipment; metal specialties; glass; steel finishing; pharmaceutical and nutritional products; gasoline and oil products; and coal mining.

The largest communities served include Evansville, Muncie, Anderson, Lafayette-West Lafayette, Bloomington, Terre Haute,
Marion, New Albany, Columbus, Jeffersonville, New Castle and
Richmond.

Effective November 1, 2000, VEDO began operating the Ohio operations. The Ohio operations sells natural gas to residential, commercial, industrial and governmental customers in west central Ohio, including Dayton, and provides natural gas to approximately 310,000 customers.

For the year ended December 31, 2000, Gas Utility Services served approximately 946,000 customers, including approximately 862,000 residential, 80,000 commercial, and 4,000 contract.

Revenues

For the year ended December 31, 2000 Gas Utility Services' revenues were approximately $818.8 million of which residential customers provided 59 percent, commercial 21 percent, contract 10 percent and other 10 percent, respectively.

Gas Utility Services receives gas revenues by selling gas directly to residential and commercial customers at approved rates or by transporting gas through its pipelines at approved rates to contract customers that have purchased gas directly from other producers, brokers or marketers. Total volume of gas provided to both sales and transportation customers (throughput) was 181,238 MDth for the year ended December 31, 2000. Transported gas represented 44 percent of total throughput. Rates for transporting gas provide for the same margins generally earned by selling gas under applicable sales tariffs.

The sale of gas is seasonal and strongly affected by variations in weather conditions. To mitigate seasonal demand, Vectren owns and operates eight underground gas storage fields, six liquefied petroleum air-gas manufacturing plants and maintains contract storage. Natural gas purchased from suppliers is injected into storage during periods of light demand which are typically periods of lower prices. The injected gas is then available to supplement contracted volumes during periods of peak requirements. Approximately 690,000 Dth of gas per day can be withdrawn from storage during peak demand periods.

Gas Purchases

In 2000, Vectren purchased gas from multiple suppliers including ProLiance Energy, LLC (ProLiance). ProLiance is a 50 percent owned non-regulated energy marketing affiliate. (See Notes 6 and 19 in Vectren's consolidated financial statements included in
Item 8 Financial Statements and Supplementary Data regarding transactions with ProLiance ). Including the Ohio operations for two months, Vectren purchased 91,908 MDth volumes of gas in 2000 at an average cost of $6.01 per MDth, of which 85 percent was purchased from ProLiance.


Regulatory Matters

Gas operations with regard to rates and charges, terms of service, accounting matters, issuance of securities, and certain other operational matters specific to its Indiana customers are regulated by the Indiana Utility Regulatory Commission (IURC), and the Ohio operations are subject to regulation by the Public Utilities Commission of Ohio (PUCO).

Adjustments to rates and charges related to the cost of gas charged to Indiana customers are made through gas cost adjustment
(GCA) procedures established by Indiana law and administered by the IURC. GCA procedures involve scheduled quarterly filings and IURC hearings to establish the amount of price adjustments for a designated future quarter. The procedures also provide for inclusion in later quarters of any variances between estimated
and actual costs of gas sold in a given quarter.   This
reconciliation process with regard to changes in the cost of gas sold closely matches revenues to expenses. The IURC has also applied the statute authorizing the GCA procedures to reduce rates when necessary so as to limit net operating income to the level authorized in its last general rate order. An earnings test operates in conjunction with GCA procedures. Recovery of gas costs is not allowed to the extent that total operating income for a 60-month period, including the twelve-month period provided in the gas cost adjustment filing, exceeds the total operating income authorized by the IURC. For the period 1998 through 2000, the earnings test has not affected the company's ability to recover gas costs, and the company does not anticipate the earnings test will restrict the recovery of gas costs in the near future. (See Rate and Regulatory Matters in Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations regarding a $3.8 million disallowance of gas costs.)

Adjustments to rates and charges related to the cost of gas charged to Ohio customers are made through gas cost recovery
(GCR) procedures established by Ohio law and administered by the PUCO. GCR procedures involve scheduled quarterly filings to establish the amount of price adjustments for a designated future quarter. The procedures also provide for inclusion in later quarters of any variances between estimated and actual costs of
gas sold in a given quarter.   This reconciliation process with
regard to changes in the cost of gas sold closely matches revenues to expenses.

Rate structures for SIGECO, Indiana Gas and the Ohio operations do not include a weather normalization-type clause whereby the utilities would be authorized to recover the gross margin on sales established in their last general rate case, regardless of actual weather patterns.

Environmental Matters

See Item 7 Management's Discussion and Analysis of Financial
Condition and Results of Operations regarding manufactured gas plants.

Electric Utility Services

Overview

Electric Utility Services supplied electric service to 132,340 Indiana customers (114,946 residential, 17,207 commercial, 187 industrial) during 2000. This represents customer base growth of approximately 5 percent over the previous year. SIGECO is obligated to provide for firm power commitments to the City of Jasper, Indiana and to maintain spinning reserve margin requirements under an agreement with the East Central Area Reliability Group (ECAR).

The principal industries served by Electric Utility Services include polycarbonate resin (Lexan) and plastic products, aluminum smelting and recycling, aluminum sheet products, automotive assembly, steel finishing, appliance manufacturing, pharmaceutical and nutritional products, automotive glass, gasoline and oil products and coal mining.

Revenues

For the year ended December 31, 2000, electricity sales totaled 7,524,700 megawatt hours, resulting in revenues of approximately $336.4 million. Residential customers provided 27.6 percent of 2000 revenues; industrial 24.6 percent; commercial 21.9 percent; other wholesale 16.4 percent; municipals and cities 7.0 percent; and other 2.5 percent.

Generating Capacity

Installed generating capacity as of December 31, 2000 was rated at 1,256 megawatts (MW). Coal-fired generating units provide
1,041 MW of capacity and gas or oil-fired turbines used for peaking or emergency conditions provide 215 MW.

In addition to its generating capacity, Electric Utility Services has 50 MW available under firm contracts and 120 MW available under interruptible contracts. New peaking capacity of 80 MW is under development and will be available for the summer peaking season in 2002. This new generating capacity will be fueled by natural gas.

Electric Utility Services has interconnections with Louisville Gas and Electric Company, Cinergy Services, Inc., Indianapolis Power & Light Company, Hoosier Energy Rural Electric Cooperative, Inc., Big Rivers Electric Corporation, Wabash Valley Power Association, and the City of Jasper, providing the ability to simultaneously interchange approximately 750 MW.

Total load, including its firm power commitments to the City of Jasper, Indiana, for each of the years 1996 through 2000 at the time of the system summer peak, and the related reserve margin, is presented below in MW.


Date of Summer Peak Load  8-21-96  7-14-97  7-21-98  7-6-99  8-17-00
                           -------  ------- -------  ------  -------
Total Load at Peak           1,053    1,086   1,140   1,230    1,212

Generating Capability        1,236    1,236   1,256   1,256    1,256
Firm Purchase Supply             -        -       -       -       50
Interruptible Contracts          -        -       -      95      120
                           -------  ------- -------  ------  -------
Total Power Supply
 Capacity                    1,236    1,236   1,256   1,351    1,426

Reserve Margin at Peak         15%      12%      9%      9%      15%

The winter peak load of the 1999-2000 season of approximately 873
MW occurred on January 25, 2000 and was 4.6% higher than the previous winter peak load of approximately 834 MW which occurred on January 5, 1999.

Through March 2001 and since 1956, SIGECO, primarily as agent of ALCOA Generating Corporation (AGC), operated the Warrick Generating Station, a coal-fired steam electric plant which interconnects with SIGECO's system and provides power for the ALCOA,INC.'s (ALCOA) Warrick Operations, which includes aluminum smelting and fabricating facilities. Of the four turbine generators at the plant, Warrick Units 1, 2 and 3, with a capacity of 144 MW each, are owned by AGC. Warrick Unit 4, with a rated capacity of 270 MW, is owned by SIGECO and AGC as tenants in common, each having shared equally in the cost of construction and sharing equally in the cost of operation and in the output. On August 21, 2000, SIGECO announced that no later than April 18, 2001, ALCOA would begin operating the Warrick Generating Station. The operating change will have no impact on generating capacity and is not expected to have any negative impact on Electric Utility Services financial results. Additionally, ALCOA will be retained as a wholesale power and transmission services customer. Transition of the plant operations was completed in March 2001.

Electric Utility Services maintains a 1.5 percent interest in the Ohio Valley Electric Corporation (OVEC). The OVEC is comprised of 15 electric utility companies, including SIGECO, that supplies power requirements to the United States Department of Energy's
(DOE) uranium enrichment plant near Portsmouth, Ohio. The participating companies are entitled to receive from OVEC, and are obligated to pay for, any available power in excess of the DOE contract demand. The proceeds from the sale of power by OVEC are designed to be sufficient to meet all of its costs and to provide for a return on its common stock. The DOE is currently decreasing production at the Portsmouth plant, and as a result, Electric Utility Services' 1.5 percent interest in the OVEC makes available approximately 23 MW of capacity, in addition to its generating capacity, for use in other Electric Utility Services operations.

Fuel Costs

Electric generation for 2000 was fueled by coal (99.0 percent) and natural gas (1.0 percent). Oil was used only for testing of gas/oil-fired peaking units.

There are substantial coal reserves in the southern Indiana area, and coal for coal-fired generating stations has been supplied from operators of nearby Indiana strip mines including those owned by Vectren Fuels, Inc., a wholly owned subsidiary of Vectren. Approximately 2.6 million tons of coal were purchased for generating electricity during 2000. Of this tonnage, Vectren Fuels, Inc. supplied 47 percent.

The average cost of all coal consumed in generating electrical energy decreased substantially subsequent to 1996. This decrease results from the buy out of long-term contracts, enabling the purchase of lower-priced spot market coal and the purchase of lower priced coal from Vectren Fuels, Inc. The average cost of all coal consumed in generating electrical energy for the years 1996 through 2000 was as follows:

                                        Average Cost
          Average Cost   Average Cost   Per Kwh
 Year     Per Ton        Per MMBTU      (In Mills)
 -----    -----------    ------------   -------------
 1996       26.01           1.16         12.40
 1997       20.75           0.91          9.80
 1998       21.34           0.94          9.97
 1999       21.88           0.96         10.13
 2000       22.49           0.98         10.39

Research and Development

Electric Utility Services participates with seven other utilities and 31 other affiliated groups located in eight states comprising the east central area of the United States, in the East Central Area Reliability group, the purpose of which is to strengthen the area's electric power supply reliability. Additionally, SIGECO is one of a number of transmission owners who are members of the Midwest Independent System Operator (MISO) which is a regional transmission organization established to ensure the dependable and efficient transmission of electric energy among transmission utilities located in the midwestern United States. The MISO expects to be in commercial operation no later than December 15, 2001.

Regulatory Matters

Changes in prices for electricity are determined primarily by market prices for fuel for electric generation and purchased power. Operations with regards to rates and charges, terms of service, accounting matters, issuance of securities, and certain other operational matters are regulated by the IURC.

Adjustments to rates and charges related to the cost of fuel and the net energy cost of purchased power charged to Indiana customers are made through fuel cost adjustment procedures established by Indiana law and administered by the IURC. Fuel cost adjustment procedures involve scheduled quarterly filings and IURC hearings to establish the amount of price adjustments for future quarters. The procedures also provide for inclusion in a later quarter of any variances between estimated and actual costs of fuel and purchased power in a given quarter. The order provides that any over- or underrecovery caused by variances between estimated and actual cost in a given quarter will be included in the second succeeding quarter's adjustment factor. This continuous reconciliation of estimated incremental fuel costs billed with actual incremental fuel costs incurred closely matches revenues to expenses. An earnings test is the principal restriction to recovery of fuel cost increases. Such recovery is not allowed to the extent that total operating income for any 60-month period including the twelve-month period provided in the fuel cost adjustment filing exceeds the total operating income authorized by the IURC during the same 60-month period. For the period 1998 through 2000, the earnings test has not affected the company's ability to recover fuel costs, and the company does not anticipate the earnings test will restrict the recovery of fuel costs in the near future. (See Management's Discussion and Analysis of Financial Condition and Results of Operations regarding negotiations with the IURC and the Indiana Office of Utility Consumer Counselor (OUCC) on purchased power costs).

Environmental Matters

Vectren is subject to federal, state and local regulations with respect to environmental matters, principally air, solid waste and water quality. Pursuant to environmental regulations, the company is required to obtain operating permits for the electric generating plants that it owns or operates and construction permits for any new plants it might propose to build.
Regulations concerning air quality establish standards with respect to both ambient air quality and emissions from electric generating facilities, including particulate matter, sulfur dioxide (SO2) and nitrogen oxides (NOx). Regulations concerning water quality establish standards relating to intake and discharge of water from electric generating facilities, including water used for cooling purposes in electric generating facilities. Because of the scope and complexity of these regulations, the company is unable to predict the ultimate effect of such regulations on its future operations, nor is it possible to predict what other regulations may be adopted in the future. The company intends to comply with all applicable governmental regulations, but will contest any regulation it deems to be unreasonable or impossible.

Refer to Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion of the company's Clean Air Act Compliance Plan, the USEPA's lawsuit against SIGECO for alleged violations of the Clean Air Act and the planned associated costs.

Competition

The utility industry has been undergoing dramatic structural change for several years, resulting in increasing competitive pressures faced by electric and gas utility companies. Increased competition may create greater risks to the stability of utility earnings and may in the future reduce earnings from retail electric and gas sales. Currently, several states, including Ohio, have passed legislation that allows electricity customers to choose their electricity supplier in a competitive electricity market, and several other states are considering such legislation. At the present time, Indiana has not adopted such legislation. Ohio regulation provides for choice of commodity for all gas customers. Vectren plans to implement this choice for all of its gas customers in Ohio by 2002. Indiana has not adopted any regulation requiring gas choice except for large volume customers.


                 Non-Regulated Business Segment


Overview

Vectren is involved in non-regulated activities through three primary business groups: Energy Services, Utility Services, and Communications.

Energy Services

The Energy Services group relies heavily upon a customer focused, value added strategy. The group provides gas marketing and fuel supply management to over 600 customers in twelve states across the Midwest, as well as market intelligence through disciplined trading. In addition to being a leading provider of these services to municipal utilities, Energy Services serves large end users and other utilities. This group is also a significant gas supplier to Vectren's Gas Utility Services segment. At December 31, 2000, Energy Services had 624 customers, up from 377 in 1998. Volume increased approximately 34 percent through customer growth as volumes traded increased to 327 MMdth in 2000, up from 244 MMdth in 1998.

Energy Services includes two gas marketing companies. ProLiance is 50 percent owned by Vectren and 50 percent owned by an affiliate of Citizens Gas and Coke Utility. SIGCORP Energy Services, Inc. is a wholly owned subsidiary of Vectren. In addition, Energy Systems Group, LLC provides energy performance contracting and facility upgrades through its design and installation of energy-efficient equipment. Energy Systems Group, LLC is a venture between Vectren and Citizens Gas, with Vectren owning 67 percent.

Utility Services

The Utility Services group is a low cost provider of outsourcing services for electric, gas, water and telecommunication utilities, including Vectren 's utility businesses. Those outsourced services include underground construction and facilities locating, meter reading, warehousing and distribution of materials and third party collections. In addition, the group provides Vectren 's Electric Utility Services with a dependable, low cost source of coal from Vectren Fuel, Inc.'s, a wholly owned subsidiary, mines in southwest Indiana. It also markets coal to other utilities and wholesale customers.

This group includes the following entities: Reliant Services, LLC (Reliant), an equally owned strategic alliance with Cinergy Corp.; CIGMA,LLC, an equally owned strategic alliance with an affiliate of Citizens Gas; IEI Financial Services, LLC, a wholly owned subsidiary of Vectren; and Vectren Fuels, Inc. Refer to Other Operating Matters in Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations regarding Reliant's acquisition of Miller Pipeline Corporation.

Communications

The Communications group provides telecommunications services to approximately 21,800 residential and commercial customers (an increase of over 150 percent from 1999) in the greater Evansville area in southern Indiana through an 880-mile fiber network. This network has been active since mid-2000. The present customer base has yielded approximately 57,600 revenue generating units, indicating multiple lines and/or services being utilized by the same customer. Penetration of the existing energy customer base in Evansville with communications services has been in excess of one-third. The Evansville system is operated in a joint venture with Utilicom. Utilicom is a provider of bundled communications services that focuses on last mile delivery to residential and commercial customers in second and third tier markets.

Communications group's strategy is to be the first mover to connect customers in the second and third tier markets in Indiana and west central Ohio. Vectren intends to execute this strategy by investing in broadband cable overbuilds and by optimizing the existing relationships between other business groups and their customers.

In addition to the operating Evansville network, the company has invested $8.1 million in Utilicom and has also committed to invest up to $100 million in Utilicom in the form of convertible subordinated debt, subject to Utilicom obtaining all required financing. Vectren 's commitment will support Utilicom's plan to raise $600 million of additional capital to fund ventures in Indianapolis, Indiana and Dayton, Ohio. Utilicom has also obtained a total of $220 million of capital commitments from Blackstone Capital Partners III, First Union Capital Partners, and JP Morgan Capital. These commitments are also subject to the achievement of the funding of the entire $600 million of additional capital. Refer to Other Operating Matters in Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information on Vectren's investment in Utilicom.

Other Businesses

In addition to the non-regulated business groups previously discussed, the Other Businesses group invests in and realizes tax credits from investments in:

* a portfolio of energy development projects in gas storage, gathering and processing, and fuel cells and other distributed generation projects;
* real estate, including structured finance and leveraged leases, as well as low income housing projects;
*    projects to develop coal based synthetic fuels; and
* corporate information technology, including billing and financial reporting systems.

Major investments include Haddington Energy Partners,
L.P.('Haddington Energy '), Southern Indiana Properties, Inc.,
Pace Carbon Synfuels Investors, L.P., Energy Realty, Inc. and
Vectren Resources LLC.

                            Personnel

As of December 31, 2000, Vectren and its subsidiaries had 2,029 employees.

Concurrent with Vectren's purchase of the Ohio operations, Vectren and Local Union 175, Utility Workers Union of America agreed on a new labor agreement effective November 1, 2000, continuing in effect until October 31, 2005. The agreement provides a 3.25 percent wage increase each year, and the other terms and conditions are substantially the same as the agreement reached between the Utility Workers Union and Dayton Power and Light Company in August of 2000.

On July 31, 2000, SIGECO signed a new four-year labor agreement with Local 702 of the International Brotherhood of Electrical Workers. The new agreement provides a 3 percent wage increase for each year in addition to improvements in health care coverage, retirement benefits and incentive pay.

On October 4, 1999, SIGECO signed a new two-year labor contract, ending September 23, 2001, with Local 135 of the Teamsters, Chauffeurs, Warehousemen and Helpers. The contract provides for annual wage increases of 3 percent and improvements in health care coverage costs and pension and other benefits.

The labor agreement between Indiana Gas, Local Union 1393 of the International Brotherhood of Electrical Workers and Local Unions 7441 and 12213, United Steelworkers of America, went into effect November 27, 1998 for a five year term expiring on December 1, 2003. The agreement contains a 4 percent wage increase in 1998 and 3 percent wage increases each year thereafter during the term of the agreement, in addition to increased performance incentives, a new sick pay provision and a simplified pension benefit formula.

ITEM 2.   PROPERTIES

Gas Utility Services

Specific to its Indiana operations, Indiana Gas owns and operates five gas storage fields located in Indiana covering 71,484 acres of land with an estimated ready delivery from storage capability of 8.0 million Dth of gas with daily delivery capabilities of 134,160 Dth. For its Indiana operations, Indiana Gas also maintains 186,578 Dth of gas in contract storage with a daily deliverability of 3,563 Dth and three liquefied petroleum (propane) air-gas manufacturing plants with a total daily
capacity of 31,000 Dth of gas.   Indiana Gas' gas delivery system
includes 11,336 miles of distribution and transmission mains.

SIGECO owns and operates three underground gas storage fields with an estimated ready delivery from storage capability of 3.9 million Dth of gas with daily delivery capabilities of 119,000 Dth. SIGECO's gas delivery system includes 2,921 miles of distribution and transmission mains.

The gas delivery system specific to the Ohio operations includes 5,132 miles of distribution and transmission mains, three propane air-gas manufacturing plants with a total daily capacity of 52,187 Dth, and approximately 13.9 million Dth of firm storage service from various pipelines with daily deliverability of 354,788 Dth of gas.

Electric Utility Services

SIGECO's installed generating capacity as of December 31, 2000 was rated at 1,256 MW. SIGECO's coal-fired generating facilities are: the Brown Station with 500 MW of capacity, located in Posey County approximately eight miles east of Mt. Vernon, Indiana; the Culley Station with 406 MW of capacity, and Warrick Unit 4 with 135 MW of capacity. Both the Culley and Warrick Stations are located in Warrick County near Yankeetown, Indiana. SIGECO's gas-fired turbine peaking units are: the 80 MW Brown Gas Turbine located at the Brown Station; two Broadway Gas Turbines located in Evansville, Indiana, with a combined capacity of 115 MW; and two Northeast Gas Turbines located northeast of Evansville in Vanderburgh County, Indiana with a combined capacity of 20 MW.
The Brown and Broadway turbines are also equipped to burn oil. Total capacity of SIGECO's five gas turbines is 215 MW, and they are generally used only for reserve, peaking or emergency purposes due to the higher per unit cost of generation.

SIGECO's transmission system consists of 826 circuit miles of 138,000 and 69,000 volt lines. The transmission system also includes 27 substations with an installed capacity of 4,014,190 kilovolt amperes (Kva). The electric distribution system includes 3,196 pole miles of lower voltage overhead lines and 245 trench miles of conduit containing 1,423 miles of underground distribution cable. The distribution system also includes 94 distribution substations with an installed capacity of 1,803,878 Kva and 49,832 distribution transformers with an installed capacity of 2,255,483 Kva.

Non-regulated Services

Subsidiaries other than the utility operations have no significant properties other than the ownership and operation of coal mining property in Indiana and investments in real estate partnerships, leveraged leases and notes receivable.

Property Serving as Collateral

SIGECO's properties are subject to the lien of the First Mortgage
Indenture dated as of April 1, 1932 between SIGECO and Bankers
Trust Company, New York, as Trustee, as supplemented by various supplemental indentures.

ITEM 3.  LEGAL PROCEEDINGS

Vectren and its subsidiaries are involved in various legal proceedings arising in the normal course of business. In the opinion of management, with the exception of the matters described in Notes 6 and 17 of its consolidated financial statements included in Item 8 Financial Statements and Supplementary Data regarding transactions with ProLiance and the Clean Air Act, there are no legal proceedings pending against Vectren that could be material to its financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter to a vote of security holders.

                             PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

Vectren Corporation's shares of common stock are traded on the New York Stock Exchange under the symbol 'VVC.' The high and low sales prices for Vectren's common stock as reported on the New York Stock Exchange composite transactions reporting system and dividends paid are shown in the following table for the periods indicated.

                        Cash             Price Range
Fiscal Year 2000      Dividend        High          Low
                     ----------    ----------   ----------
  First Quarter         N/A           N/A           N/A
  Second Quarter      $  0.2425    $  21.3125    $  15.7500
  Third Quarter          0.2425       20.3750       17.5625
  Fourth Quarter         0.2550       26.5000       20.0000

On January 24, 2001, the board of directors declared a dividend of $0.255 per share, payable on March 1, 2001,to common shareholders of record on February 15, 2001.

As of March 23, 2001, there were 14,835 shareholders of record of Vectren's common stock.

Dividends on shares of common stock are payable at the discretion of the board of directors out of legally available funds. Future payments of dividends, and the amounts of these dividends, will depend on Vectren's financial condition, results of operations, capital requirements and other factors.

The mortgage indenture and the terms of preferred stock of SIGECO contained in its articles of incorporation could limit the ability of SIGECO to pay dividends to Vectren. Under the applicable provisions, SIGECO may pay dividends on common stock from accumulated surplus earned subsequent to 1947 to the extent this surplus exceeds two times the annual dividend requirements on preferred stock. The amount restricted against cash dividends on common stock at December 31,2000 under the restriction based on annual dividend requirements was $1,925,951, leaving $251,630,083 unrestricted for the payment of dividends.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected consolidated financial information. The information should be read in conjunction with the company's consolidated financial statements and notes thereto presented under Part II, Item 8 of this Form 10-K. The financial information as of December 31, 1998, 1999 and 2000 and for the years ended December 31, 1997, 1998, 1999 and 2000 are derived from the company's audited consolidated financial statements.
The financial information as of December 31, 1996 and 1997 and for the year ended December 31, 1996 is derived from internal unaudited consolidated financial statements. This information has been restated to reflect the pooling of interest transaction pursuant to which each of Indiana Energy and SIGCORP merged into Vectren. Vectren's 2000 results reflect two months of results of the Ohio operations.

                                    Year Ended December 31
                              1996          1997             1998
                             -------      --------         --------
                             (in thousands, except per share data)
Operating Data:
Operating revenue           $  965,335   $  972,081       $  997,706
Operating income            $  160,146   $  124,556  (3)  $  148,537
Net income                  $   83,657   $   67,714  (3)  $   86,600
Average common shares
 outstanding                    61,522       61,611           61,578
Fully diluted common
 shares outstanding             61,575       61,614           61,756
Basic earnings per share    $     1.36   $     1.10  (3)  $     1.41
 on common stock
Diluted earnings per        $     1.36   $     1.10  (3)  $     1.40
 share on common stock
Dividends per share on      $     0.85   $     0.88       $     0.90
 common stock

Balance Sheet Data:
Total Assets                $1,719,547   $1,758,634       $1,798,840
Long Term Debt              $  409,058   $  475,490       $  388,938
Redeemable Preferred
 Stock                      $    8,424   $    8,424       $    8,308
Common stock equity         $  639,067   $  653,666       $  677,914

                                Year Ended December 31
                                   1999         2000(2)

                                (in thousands, except per
                                 share data)
Operating Data:
Operating revenue                $1,068,417    $1,648,690
Operating income                 $  160,772    $  130,921 (1)
Net income                       $   90,748    $   72,040 (1)
Average common shares
 outstanding                         61,306        61,297
Fully diluted common shares
 outstanding                         61,430        61,380
Basic earnings per share on
 common stock                    $     1.48    $     1.18 (1)
Diluted earnings per share
 on common stock                 $     1.48    $     1.17 (1)
Dividends per share on           $     0.94    $     0.98
 common stock

Balance Sheet Data:
Total Assets                     $1,980,467    $2,909,187
Long Term Debt                   $  486,726    $  631,954
Redeemable Preferred Stock       $    8,192    $    8,076
Common stock equity              $  709,757    $  731,684


(1) Merger and integration related costs incurred for the year ended December 31, 2000 totaled $41.1 million. These costs relate primarily to transaction costs, severance and other merger and acquisition integration activities.

As a result of merger integration activities, management has identified certain information systems that are expected to be retired in 2001. Accordingly, the useful lives of these assets have been shortened to reflect this decision, resulting in an increase in depreciation expense of approximately $11.4 million for the year ended December 31, 2000.

In total, merger and integration related costs incurred for the year ended December 31, 2000 were $52.5 million ($36.8 million after tax).

(2) At December 31, 2000, Indiana Gas is not in compliance with the total indebtedness to capitalization ratio contained in its back up credit facility for its commercial paper program. The non-compliance resulted from the indebtedness incurred to purchase its ownership interest in the Ohio operations. A waiver on the Indiana Gas facility has been obtained to waive the non-compliance through and including March 31, 2001. Vectren will provide an equity investment in Indiana Gas to bring Indiana Gas into compliance. No amount is outstanding under the back up facility.

(3) During 1997, board of directors of the Indiana Gas authorized management to undertake the actions necessary and appropriate to restructure Indiana Gas' operations and recognize a resulting restructuring charge of $39.5 million ($24.5 million after tax) which included estimated costs related to involuntary workforce reductions.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto:

                   Description of the Business

Vectren Corporation (Vectren) is an Indiana corporation that was organized on June 10, 1999, solely for the purpose of effecting the merger of Indiana Energy, Inc. (Indiana Energy) and SIGCORP, Inc. (SIGCORP). On March 31, 2000, the merger of Indiana Energy with SIGCORP and into Vectren was consummated with a tax-free exchange of shares and has been accounted for as a pooling of interests. The common shareholders of SIGCORP received one and one-third shares of Vectren common stock for each SIGCORP common share and the common shareholders of Indiana Energy received one share of Vectren common stock for each Indiana Energy common share, resulting in the issuance of 61.3 million shares of Vectren common stock. The preferred stock and debt securities of Indiana Energy's and SIGCORP's utility subsidiaries were not affected by the merger.

Vectren is a public utility holding company, whose wholly owned subsidiary, Vectren Utility Holdings, Inc. (VUHI), is the intermediate holding company for Vectren's three operating public utilities, Indiana Gas Company, Inc. (Indiana Gas), formerly a wholly owned subsidiary of Indiana Energy, Southern Indiana Gas and Electric Company (SIGECO), formerly a wholly owned subsidiary of SIGCORP, and the Ohio operations (defined hereafter). VUHI's regulated subsidiaries serve approximately one million customers. Indiana Gas and its subsidiaries provide natural gas and transportation services to a diversified base of customers in 311 communities in 49 of Indiana's 92 counties. SIGECO provides generation, transmission, distribution and the sale of electric power to Evansville, Indiana, and 74 other communities, and the distribution and sale of natural gas to Evansville, Indiana, and 64 communities in ten counties in southwestern Indiana.
Vectren's Ohio operations provide natural gas distribution and transportation services to Dayton, Ohio and 16 counties in west central Ohio.

Vectren is involved in non-regulated activities through three primary business groups: Energy Services, Utility Services, and Communications. Energy Services trades and markets natural gas and provides energy performance contracting services. Utility Services provides utility products and services, such as underground construction and facilities locating, meter reading and materials management, and the mining and sale of coal. Communications provides integrated broadband communications services, including local and long distance telephone, Internet access and cable television. In addition, other businesses invest in other energy-related opportunities and corporate technology.

 Acquisition of Gas Distribution Assets of The Dayton Power and
                          Light Company

On December 15, 1999, Indiana Energy, now Vectren, announced that the board of directors had approved a definitive agreement under which it would acquire the natural gas distribution assets of The Dayton Power and Light Company , which would add 310,000 gas distribution customers in 16 counties in west central Ohio. On October 31, 2000, Vectren completed the approximate $465 million acquisition. Vectren acquired the natural gas distribution assets as a tenancy in common through two wholly owned subsidiaries. Vectren Energy Delivery of Ohio, Inc. (VEDO) holds a 53 percent undivided ownership interest in the assets and Indiana Gas holds a 47 percent undivided ownership interest in the assets. VEDO is the operator of the assets, operations of which are herein referred to as "the Ohio operations." VUHI established a $435 million commercial paper program to fund the majority of the acquisition. This facility was utilized at October 31, 2000, and will be replaced over time with permanent financing. VEDO's portion of the acquisition was funded with short-term borrowings from VUHI. Indiana Gas' portion of the acquisition was funded with a combination of short-term borrowings from VUHI and its commercial paper program.

                      Common Stock Offering

On January 19, 2001, Vectren filed a registration statement with the Securities and Exchange Commission with respect to a public offering of 5.5 million shares of new common stock. On February 8, 2001, the registration became effective and agreement was reached to sell 5.5 million shares to a group of underwriters. On February 14, the shares were sold, at which time the underwriters exercised their over-allotment option to sell an additional 825,000 shares for a total of about 6.3 million shares. The net proceeds of $129.4 million will be used principally to repay outstanding commercial paper utilized for recent acquisitions.

                       Recent Development

In March 2001, Vectren, Indiana Gas, and SIGECO reached agreement with the Indiana Office of Utility Consumer Counselor (OUCC) and The Citizens Action Coalition of Indiana, Inc. (CAC) regarding an Indiana Utility Regulatory Commission (IURC) Order disallowing Indiana Gas the recovery of $3.8 million in gas costs. Vectren recorded a $3.8 million reduction of 2000 fourth quarter revenues as a result of the disallowance.

As part of the agreement, among other things, the company agreed to contribute additional funds to the state of Indiana's Low Income Heating Assistance Program in 2001 and to credit $3.3 million of the $3.8 million disallowed amount to Indiana Gas customers' April 2001 utility bills in exchange for both the OUCC and the CAC dropping their appeals of the IURC Order.

For further information on the $3.8 million disallowance refer to Rate and Regulatory Matters below. For further information on the settlement refer to Vectren's Current Report on Form 8-K dated March 29, 2001.

                      Results of Operations

Vectren's consolidated earnings result from the operations of its utility subsidiaries, Indiana Gas, SIGECO and the Ohio operations, and from the non-utility operations and investments of Vectren's non-regulated businesses.

(In millions except per
  share amounts)              2000  <F1>       1999        1998
                          --------         --------    --------
Net income before merger
 and integration costs:
   Regulated              $   84.0         $   75.4    $   69.3
   Non-regulated              24.8             15.3        17.3
                          --------         --------    --------
Total                     $  108.8         $   90.7    $   86.6

Basic earnings per share:
   Regulated              $   1.37         $   1.23    $   1.13
   Non-regulated               .41              .25         .28
                          --------         --------    --------
Total                     $   1.78         $   1.48    $   1.41

<F1>Before merger and integration costs of $52.5 million ($36.8 million after tax), or $.60 on a basic earnings per share basis.

Net Income

Consolidated net income was $72.0 million, or $1.18 on a basic earnings per share basis, for the year ended December 31, 2000. Consolidated net income before merger and integration costs of $52.5 million, including $11.4 million of additional depreciation included in depreciation and amortization (see merger and integration costs below), was $108.8 million, or $1.78 per share, for the year ended December 31, 2000, as compared to net income of $90.7 million, or $1.48 per share, and $86.6 million, or $1.41 per share, for 1999 and 1998, respectively. Vectren's 2000 results reflect two months of results of the Ohio operations.

Dividends

On October 28, 2000, Vectren's board of directors increased the quarterly dividend on common stock to 25.5 cents per share from
24.25 cents per share. This resulted in total dividends paid of 98 cents compared to 94 cents in 1999. In 1998, dividends paid totaled 90 cents per share.

Utility Margin (Utility Operating Revenues Less Utility Cost of
Gas, Cost of Fuel for Electric Generation and Purchased Electric
Energy)

Vectren's utility gas margin increased $33.1 million to $266.2 million compared to the twelve-month period in 1999, $28.2 million of the increase reflected the inclusion of the Ohio operations' results for two months. The remaining $4.9 million, or 2 percent, increase attributable to Indiana Gas and SIGECO gas operations reflects 8 percent (11.9MMDth) greater throughput (combined sales and transportation) due to much colder temperatures during the fourth quarter of 2000 than the 1999 period and a 2 percent growth in customers. Residential and commercial sales rose 7 percent and 10 percent, respectively. Temperatures were 11 percent colder during the current twelve-month period and approached normal for the year. These favorable impacts on gas margin were partially offset by a $3.8 million disallowance of recoverable gas costs by the IURC, charged against gas revenues in December 2000 (see Rate and Regulatory Matters).

In 1999, gas utility margin was $233.1 million, as compared to $217.3 million for the prior year. The 1999 increase is primarily attributable to weather being 8 percent colder than the same period in 1998 and the addition of new residential and commercial customers.

Vectren's utilities' rates for gas transportation generally provide for the same margins as are earned on the sale of gas under their applicable sales tariffs. Approximately one-half of total gas system throughput represents gas used for space heating and is affected by weather.

Total cost of gas sold was $552.5 million in 2000, $266.4 million in 1999 and $270.0 million in 1998. Excluding $83.2 million related to the Ohio operations for two months, total cost of gas sold increased $202.9 million, or 76 percent, for the year ended December 31, 2000 compared to 1999, primarily due to significantly higher average per unit purchased gas costs. The total average cost per dekatherm of gas purchased by Indiana Gas and SIGECO was $5.77 in 2000 compared to $3.58 in 1999. The price changes are due primarily to changing commodity costs in the marketplace. Lower average per unit costs of gas sold during 1999 as compared to 1998 more than offset the impact of the increased throughput, causing the slight decline in 1999 cost of gas sold. Vectren's utility subsidiaries are generally allowed full recovery of such changes in purchased gas costs from their retail customers through commission-approved gas cost adjustment mechanisms. (see Rate and Regulatory Matters).

Electric margin rose $8.3 million, or 4 percent, to $228.8 million for the twelve-month period in 2000 compared to the same period in 1999. Although unit prices were lower than in 1999, sales to the wholesale energy markets contributed $4.4 million of the margin increase with volumes up 39 percent for 2000 compared to 1999. Additionally, the impact of much colder temperatures on electric heating sales and a 5 percent growth in commercial customers contributed to the 2000 electric margin increase. Mild
summer temperatures impacted both 2000 and 1999.   Retail and
firm wholesale electric sales for 2000 increased 2 percent and total electric sales increased 8 percent.

Electric utility margin for the year ended December 31, 1999 was $220.5 million, compared to $211.9 million for the prior year. The $8.6 million increase in margin reflects a 5 percent increase in retail and firm wholesale electric sales primarily due to stronger industrial and commercial sales and a $1.0 million increase in margin from sales to other wholesale customers. Although sales to other wholesale customers declined 17 percent in 1999 due to milder summer temperatures which eased demand in these markets, several new sales contracts produced higher average unit sales prices to these customers.

A 1 percent increase in electric generation and higher per unit coal costs resulted in a $4.9 million, or 7 percent, increase in fuel costs for electric generation for 2000 compared to the prior year. Fuel costs for electric generation increased $1.1 million, or 2 percent, in 1999.

Although SIGECO's sales of electric energy to other wholesale customers are provided primarily from otherwise unutilized capacity, SIGECO's purchases of electricity from other utilities for resale to other wholesale customers typically represent the majority of SIGECO's total purchased electric energy costs. The 39 percent increase in sales to other wholesale customers combined with higher average market prices caused purchased electric energy costs to increase $15.6 million, or 75 percent, for the year ended December 31, 2000 compared to 1999. During 1999, total purchases of electric energy declined 13 percent due to the 17 percent decline in sales to wholesale customers, however higher average market prices for energy purchased resulted in total costs remaining comparable to 1998 costs.

Non-Utility Margin (Energy Services and Other Revenues Less Cost of Energy Services and Other)

Total margin from Vectren's non-utility operations (primarily the operating companies of its Energy Services, Utility Services, and Communications groups) for the twelve month period in 2000 was $20.3 million compared to $13.7 million and $10.1 million for the same periods in 1999 and 1998, respectively. The $6.6 million increase in 2000 and $3.6 million increase in 1999 were primarily from the Energy Services group reflecting the continued growth of its natural gas marketing operations and its performance contracting and energy efficiency project operations, including several large government contracts in progress. Energy Services' margin increased $3.6 million and $3.7 million for 2000 and 1999, respectively. Expanded coal mining operations at Utility Services and additional municipal projects at Communications also contributed an additional $2.5 million to the rise in 2000 non-utility margin.

During 2000, the cost of energy services and other, which was chiefly the cost of natural gas purchased for resale by Energy Services and project contract costs at Energy Services and Communications, rose $225.7 million, or 91 percent, compared to 1999 due primarily to significantly higher per unit purchased gas costs and growth in gas sales at Energy Services, following $45.1 million higher costs in 1998.

Operating Expenses (excluding Cost of Gas Sold, Cost of Fuel for
Electric Generation, Purchased Electric Energy and Cost of Energy
Services and Other)

Excluding $7.1 million in expenses related to the Ohio operations, Vectren's other operating expenses increased $2.9 million, or less than 2 percent, for the year ended December 31, 2000, compared to the same period in 1999. The increase is attributable to higher operating expenses related to continued growth in operations at certain non-regulated subsidiaries, primarily Energy Services. Other operating expenses rose $7.8 million, or 4 percent, for 1999 as compared to 1998. This increase reflects greater other general operating expenses at Vectren's utility subsidiaries, including expenses associated with the new customer information and work management systems and rental expense related to buildings previously owned. Higher other operating expenses were also experienced at Energy Services and Communications due to the continuing growth in their operations.

Depreciation and amortization increased $18.7 million, or 21 percent, and $5.4 million, or 7 percent, for the years ended December 31, 2000 and December 31, 1999, respectively. The increase in 2000 expense is chiefly the result of additional depreciation related to merger integration activities (see below) and $1.7 million of depreciation of utility plant and amortization of goodwill related to the Ohio operations.
Goodwill related to the acquisition of the Ohio operations of approximately $198 million is being amortized on a straight-line basis over a 40 year period. The remaining $5.6 million, or 6 percent, increase in expense over 1999 and the increase in expense over 1998 reflects depreciation of normal additions of utility plant at Indiana Gas and SIGECO.

Taxes other than income taxes rose $8.1 million, or 27 percent, during 2000 due to $7.1 million related to the Ohio operations, primarily Ohio excise tax, and increased $2.5 million, or 9 percent, in 1999 due to higher gross receipts and property tax expense.

Merger and Integration Costs

Merger and integration costs incurred for the year ended December 31, 2000 totaled $41.1 million, including $1.8 million related to the integration of the Ohio operations. These costs relate primarily to transaction costs, severance, and other merger and integration activities such as signage and vehicle identification changes. Vectren expects to realize net merger savings of nearly $200 million over the next ten years from the elimination of duplicate corporate and administrative programs and greater efficiencies in operations, business processes and purchasing. The continued merger integration activities, which will contribute to the merger savings, will be substantially completed in 2001.

As a result of merger integration activities, management has identified certain information systems that are expected to be retired in 2001. Accordingly, the useful lives of these assets have been shortened to reflect this decision, resulting in additional depreciation expense of approximately $11.4 million for the year ended December 31, 2000.

In total, merger and integration costs were $52.5 million ($36.8 million after tax), or $.60 on a basic earnings per share basis, in 2000.

Other Income

Equity in earnings of unconsolidated investments increased $5.9 million for the year ended December 31, 2000, compared to the prior year. The increase in 2000 is due primarily to a $7.0 million pre-tax net gain related to the restructuring of Communications' investment in SIGECOM. The increase was partially offset by lower pre-tax earnings recognized from ProLiance Energy Services, LLC (ProLiance), Energy Services' energy marketing joint venture, and lower other investment earnings.

Equity in earnings of unconsolidated investments decreased $0.5 million for 1999, compared to 1998. The decrease in 1999 reflected lower pre-tax earnings recognized from ProLiance.

Other-net increased $8.0 million for the year ended December 31, 2000, compared to the prior year due primarily to increased interest income mainly from Vectren's investments in structured finance and investment transactions and increased capitalized interest on utility construction expenditures. SIGECO's final $1.4 million sale in 1998 of a portion of emission allowance credits to another utility under a five-year agreement was the primary reason other-net declined $1.2 million in 1999.

Interest Expense

Interest expense for the twelve-month period in 2000 rose $14.3 million, or 33 percent, compared to 1999. The increase was due primarily to increased working capital requirements resulting from extremely high natural gas prices, additional debt required for Vectren's increased financial investment activities, interest related to the financing of the acquisition of the Ohio operations, and higher average interest rates on utility debt and short-term borrowings than incurred during 1999. Interest expense increased $2.5 million to $42.9 million for 1999, as compared to 1998, due to increased average debt outstanding required primarily to fund Vectren's increased financial investment activities and higher average interest rates on utility debt.

Income Taxes

Federal and state income taxes declined $11.5 million in 2000, compared to 1999 due primarily to $30.1 million lower pre-tax earnings and to additional tax benefits realized from certain non-regulated investments, which were partially offset by the non-deductibility of certain merger costs. Federal and state income taxes increased $3.4 million, or 8 percent during 1999 compared to 1998 due primarily to higher pre-tax income in 1999 and the favorable impact on the 1998 effective tax rate of the liquidation of a leveraged lease investment.

                     Other Operating Matters

Acquisition of Miller Pipeline Corporation

On December 13, 2000, Reliant Services, LLC (Reliant), a 50 percent owned, non-regulated utility services affiliate of Vectren and Cinergy Corporation (Cinergy), purchased the common stock of Miller Pipeline Corporation from NiSource, Inc. for $68.3 million. Vectren and Cinergy each contributed $16 million of equity, and the remaining $36.3 million was funded with 7-year intermediate bank loans. Miller Pipeline Corporation is one of the nation's premier natural gas distribution contractors with over 50 years of experience in the construction industry, currently providing such services to Indiana Gas, among other customers. The acquisition will expand Vectren's utility services business by adding underground pipeline construction, replacement and repair to existing utility services.

Additional Investment with Utilicom Networks

Vectren Advanced Communications (VAC), a wholly owned non-regulated subsidiary, was formed to hold Vectren's investments in Utilicom Networks, LLC (Utilicom Networks) and related entities. Utilicom Networks is a provider of bundled communications services through high capacity broadband networks, including high speed Internet service, cable television and telephone service.

In January 2000, VAC completed the restructuring of its investment in SIGECOM, LLC (SIGECOM), which is a venture between VAC and Utilicom Networks that provides communications services to the greater Evansville, Indiana area. On January 28, 2000, affiliates of The Blackstone Group, a private equity fund, invested in Class B units of Utilicom Networks. Concurrent with this investment, VAC exchanged its 49 percent preferred equity interest in SIGECOM for $16.5 million of convertible subordinated debt of Utilicom Networks, a Class A equity position in Utilicom Networks and an indirect common equity interest in SIGECOM. VAC has a 14 percent interest in SIGECOM. The debt is convertible into Class A units of Utilicom Networks at the option of VAC or upon the event of a public offering of stock by Utilicom Networks. The investment restructuring resulted in a pre-tax gain of $8 million, which is classified in equity in earnings in unconsolidated investments in the accompanying Consolidated Statements of Income. For the year ending December 31, 2000, Vectren also recognized losses of $1 million to reflect its share of Utilicom Networks' and SIGECOM's operating results. At December 31, 2000, VAC's equity investment in SIGECOM related entities was $8.2 million.

In December 2000, VAC invested an additional $8.1 million with Utilicom Networks in the form of convertible subordinated debt as part of Utilicom Networks' plans to raise $600 million in capital to establish operating ventures in Indianapolis, Indiana and Dayton, Ohio and to recapitalize the SIGECOM venture. Vectren is committed to invest up to $100 million, inclusive of the $8.1 million already invested, in the form of convertible subordinated debt, subject to Utilicom Networks obtaining all required funding. The debt is convertible into common equity interests in the Indianapolis and Dayton ventures at the option of VAC or upon the event of a public offering of stock by Utilicom Networks. At December 31, 2000, VAC's investment in convertible debt totals approximately $25 million and upon conversion, VAC would have up to a 31 percent interest in the Indianapolis and Dayton ventures and up to a 10 percent interest in Utilicom Networks, assuming completion of all required funding.

Both the Indianapolis and Dayton projects have received all necessary regulatory approvals and are in advanced stages of pre-engineering and pre-construction planning. Pole attachment rights have been secured, and launch dates of early 2002 are expected.

Operation of Warrick Generating Station

On August 21, 2000, SIGECO announced that no later than April 18, 2001, ALCOA, INC. (ALCOA) would begin operating the Warrick Generating Station. In 1956, arrangements were made for SIGECO to operate the Warrick Generating Station as an agent for ALCOA. Three generating units at the plant are owned by ALCOA. SIGECO owns the fourth unit equally with ALCOA. The operating change will have no impact on SIGECO's generating capacity and is not expected to have any negative impact on Vectren's financial results. Additionally, SIGECO will retain ALCOA as a wholesale power and transmission services customer. Transition of the plant operations was completed in March 2001.

Realignment

Effective January 1, 2001, the utility operations were realigned into two primary business units, Energy Delivery and Power
Supply.

                      ProLiance Energy, LLC

ProLiance, a 50 percent owned, non-regulated, energy marketing affiliate of Vectren, began providing natural gas and related services to Indiana Gas, Citizens Gas and Coke Utility (Citizens
Gas) and others effective April 1, 1996. The sale of gas and provision of other services to Indiana Gas by ProLiance is subject to regulatory review through the quarterly gas cost adjustment (GCA) process administered by the IURC.

On September 12, 1997, the IURC issued a decision finding the gas supply and portfolio administration agreements between ProLiance and Indiana Gas and ProLiance and Citizens Gas to be consistent with the public interest. The IURC's decision reflected the significant gas cost savings to customers obtained through ProLiance's services and suggested that all material provisions of the agreements between ProLiance and the utilities are reasonable. Nevertheless, with respect to the pricing of gas commodity purchased from ProLiance and two other pricing terms, the IURC concluded that additional review in the GCA process would be appropriate and directed that these matters be considered further in the pending, consolidated GCA proceeding involving Indiana Gas and Citizens Gas. The IURC has not yet established a schedule for conducting these additional proceedings. Through a series of appeals, the order was finally considered by the Indiana Supreme Court.

On September 22, 2000, the Indiana Supreme Court issued a decision affirming the IURC's decision on ProLiance in all respects. However, until the three pricing issues reserved by the IURC are resolved, Vectren will continue to reserve a portion of its share of ProLiance earnings.

In August 1998, Indiana Gas, Citizens Gas and ProLiance each received a Civil Investigative Demand (CID) from the United States Department of Justice requesting information relating to Indiana Gas' and Citizens Gas' relationship with and the activities of ProLiance. The Department of Justice issued the CID to gather information regarding ProLiance's formation and operations, and to determine if trade or commerce has been restrained. Indiana Gas has provided all information requested and management continues to believe that there are no significant issues in this matter.

Indiana Gas continues to record gas costs in accordance with the terms of the ProLiance contract and Vectren continues to record its proportional share of ProLiance's earnings. Pretax income of $5.4 million and $6.7 million was recognized as ProLiance's contribution to earnings for the years ended December 31, 2000 and 1999, respectively. Earnings recognized from ProLiance are included in equity in earnings of unconsolidated investments on the Consolidated Statements of Income. At December 31, 2000 and 1999, Vectren has reserved approximately $2.4 million and $1.7 million, respectively, of ProLiance's earnings after tax pending resolution of the remaining issues.

                      Environmental Matters

Clean Air Act

NOx SIP Call Matter. In October 1997, the United States Environmental Protection Agency (USEPA) proposed a rulemaking that could require uniform nitrogen oxide (NOx) emissions reductions of 85 percent by utilities and other large sources in a 22-state region spanning areas in the Northeast, Midwest, Great Lakes, Mid-Atlantic and South. This rule is referred to as the "NOx SIP call." The USEPA provided each state a proposed budget of allowed NOx emissions, a key ingredient of ozone, which requires a significant reduction of such emissions. Under that budget, utilities may be required to reduce NOx emissions to a rate of 0.15 lb/mmBtu below levels already imposed by Phase I and Phase II of the Clean Air Act Amendments of 1990 (the Act). Midwestern states (the alliance) have been working together to determine the most appropriate compliance strategy as an alternative to the USEPA proposal. The alliance submitted its proposal, which calls for a smaller, phased in reduction of NOx levels, to the USEPA and the Indiana Department of Environmental Management (IDEM) in June 1998.

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

On March 3, 2000, the D.C. Circuit of Appeals upheld the USEPA's October 27, 1998 final rule requiring 23 states and the District of Columbia to file revised SIPs with the USEPA by no later than September 30, 1999. Numerous petitioners, including several states, have filed petitions for rehearing with the U.S. Court of Appeals for the District of Columbia in Michigan v. the USEPA.
On June 22, 2000, the D.C. Circuit Court of Appeals denied petition for rehearing en banc and lifted its May 25, 1999 stay. Following this decision, on August 30, 2000, the

D.C. Circuit Court of Appeals issued an extension of the SIP Call implementation deadline, previously May 1, 2003, to May 31, 2004. On September 20, 2000, petitioners filed a Petition of Writ of Certiori with the United States Supreme Court requesting review of the D.C. Circuit Court's March 3, 2000 Order. The Court has not yet ruled on the Petition for Certiorari. The USEPA granted
Section 126 Petitions filed by northeastern states that require named sources in the eastern half of Indiana to achieve NOx reduction by May 1, 2003. No SIGECO facilities are named in the
Section 126 Petitions filed by northeastern states, therefore SIGECO's compliance date remains May 31, 2004.

The proposed NOx emissions budget for Indiana stipulated in the USEPA's final ruling requires a 36 percent reduction in total NOx emissions from Indiana. The ruling, pending finalization of state rule making, could require SIGECO to lower its system-wide emissions by approximately 70 percent. Depending on the level of system-wide emissions reductions ultimately required, and the control technology utilized to achieve the reductions, the estimated construction costs of the control equipment could reach $160 million, which are expected to be expended during the 2001-2004 period, and related additional operation and maintenance expenses could be an estimated $8 million to $10 million, annually.

Mercury Emissions. Under the Act, the USEPA is required to study emissions from power plants in order to determine if additional regulations are necessary to protect public health. The USEPA reported its study to Congress in February 1998. That study concluded that of all toxic pollution examined, mercury posed the greatest concern to public health. An earlier USEPA study concluded that the largest single source of human-caused mercury pollution in the United States was coal-fired power plants.

After completion of the study, the Act required the USEPA to determine whether to proceed with the development of regulations.
The USEPA announced that it had affirmatively decided that mercury air emissions from power plants should be regulated.

On December 14, 2000, the USEPA released a statement announcing that reductions of mercury emissions from coal-fired plants will be required in the near future. The USEPA has indicated they will propose regulations by December 2003 and will begin developing those regulations shortly. Industry, the public, and state, local and tribal governments will have an opportunity to participate in the process. The USEPA will then issue final regulations by December 2004.

Culley Generating Station Investigation Matter. The USEPA initiated an investigation under Section 114 of the Act of SIGECO's coal-fired electric generating units in commercial operation by 1977 to determine compliance with environmental permitting requirements related to repairs, maintenance, modifications and operations changes. The focus of the investigation was to determine whether new source performance standards should be applied to the modifications and whether the best available control technology was, or should have been, used. Numerous other electric utilities were, and are currently, being investigated by the USEPA under an industry-wide review for similar compliance. SIGECO responded to all of the USEPA's data requests during the investigation. In July 1999, SIGECO received a letter from the Office of Enforcement and Compliance Assurance of the USEPA discussing the industry-wide investigation, vaguely referring to the investigation of SIGECO and inviting SIGECO to participate in a discussion of the issues. No specifics were noted; furthermore, the letter stated that the communication was not intended to serve as a notice of violation. Subsequent meetings were conducted in September and October with the USEPA and targeted utilities, including SIGECO, regarding potential remedies to the USEPA's general allegations.

On November 3, 1999, the USEPA filed a lawsuit against seven utilities, including SIGECO. The USEPA alleges that, beginning in 1992, SIGECO violated the Act by: (i) making modifications to its Culley Generating Station in Yankeetown, Indiana without obtaining required permits; (ii) making major modifications to the Culley Generating Station without installing the best available emission control technology; and (iii) failing to notify the USEPA of the modifications. In addition, the lawsuit alleges that the modifications to the Culley Generating Station required SIGECO to begin complying with federal new source performance standards.

SIGECO believes it performed only maintenance, repair and replacement activities at the Culley Generating Station, as allowed under the Act. Because proper maintenance does not require permits, application of the best available emission control technology, notice to the USEPA, or compliance with new source performance standards, SIGECO believes that the lawsuit is without merit, and intends to vigorously defend the lawsuit.

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

While it is possible that SIGECO could be subjected to criminal penalties if the Culley Generating Station continues to operate without complying with the new source performance standards and the allegations are determined by a court to be valid, SIGECO believes such penalties are unlikely as the USEPA and the electric utility industry have a bonafide dispute over the proper interpretation of the Act. Consequently, SIGECO anticipates at this time that the plant will continue to operate while the matter is being decided.

Information Request. On January 23, 2001, SIGECO received an information request from the USEPA under Section 114(a) of the Act for historical operational information on the Warrick and A.B. Brown generating stations. SIGECO plans to provide all information requested, and management believes that no significant issues will arise from this request.

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

Indiana Gas has accrued the estimated costs for further investigation, remediation, groundwater monitoring and related costs for the sites. While the total costs that may be incurred in connection with addressing these sites cannot be determined at this time, Indiana Gas has accrued costs that it reasonably expects to incur.

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

With respect to insurance coverage, as of December 31, 2000, Indiana Gas has received and recorded settlements from all known insurance carriers in an aggregate amount of approximately $20.3 million.

Environmental matters related to manufactured gas plants have had no material impact on earnings since costs recorded to date approximate PRP and insurance settlement recoveries. While Indiana Gas has recorded all costs which it presently expects to incur in connection with activities at these sites, it is possible that future events may require some level of additional remedial activities which are not presently foreseen.

                  New Accounting Pronouncement

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), which requires that every derivative instrument be recorded on the balance sheet as an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

SFAS 133, as amended, is effective for fiscal years beginning after June 15, 2000 and must be applied to derivative instruments and certain derivative instruments embedded in hybrid contracts that were issued, acquired or substantively modified after December 31, 1998. Vectren has completed the process of identifying all derivative instruments, determining fair market values of these derivatives, designating and documenting hedge relationships, and evaluating the effectiveness of those hedge relationships. As a result of the successful completion of this process, Vectren adopted SFAS 133 as of January 1, 2001.

SFAS 133 requires that as of the date of initial adoption, the difference between the fair market value of derivative instruments recorded on the balance sheet and the previous carrying amount of those derivatives be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle in accordance with Accounting Principles Board Opinion No. 20 "Accounting Changes."

A limited number of Vectren's contracts are defined as derivatives under SFAS 133. These derivatives are forward physical contracts for both the purchase and sale of natural gas and electricity by its wholly owned gas marketing subsidiary, SIGCORP Energy Services, Inc. (SES) and SIGECO, respectively, and an interest rate swap.

SES's primary business is the buying and re-selling of physical natural gas to the industrial market segment. SES manages its pricing risk by entering into corresponding gas commodity contracts that ensure a reasonable matching of the associated risk. In addition, SES utilizes gas storage facilities to ensure operational as well as price risk management of its forward positions. Minimal open positions in terms of price, volume and specified delivery locations do occur and are managed by SES using the above instruments and through management reporting. These commodity contracts and gas storage facilities are for the normal purchase and sale of natural gas and therefore do not require fair value accounting under SFAS 133. SES also utilizes price swap agreements that are accounted for under SFAS 133 to mitigate price risk related to certain forward physical contracts. These derivatives have not been designated as hedges, accordingly, the changes in market value will be recorded currently in earnings. The mark to market impact of these derivatives has been reflected as part of the transition adjustment recorded to earnings on January 1, 2001.

Derivatives used in the power marketing operations are used to effectively manage the utilization of SIGECO's generation capability. These derivatives include forward physical wholesale sales and purchases. The forward sales contracts are generally used to sell the excess generation capacity of SIGECO when demand conditions warrant this activity. These contracts are for the normal purchase and sale of electricity and therefore do not require fair value accounting under SFAS 133. The forward purchase contracts are entered into as part of "buy-sell" transactions with other utilities and power marketers. These contracts are derivatives and do not qualify for hedge accounting, accordingly, they have been marked to market currently in earnings. The mark to market impact of these derivatives has been reflected as part of the transition adjustment recorded to earnings on January 1, 2001.

The interest rate swap is used to hedge the exposure to interest rate risk associated with VUHI's $150 million floating rate notes that bear interest at the three month US dollar LIBOR rate plus
 .75 percent that were issued on December 28, 2000. The swap was entered into concurrently with the issuance of the floating rate debt. Vectren has formally documented the hedging relationship between the swap and floating rate debt as well as its risk management objectives and strategies for undertaking each hedge transaction. The swap has been designated as a cash flow hedge and the mark to market impact has been reflected as part of the transition adjustment recorded to other comprehensive income on January 1, 2001.

The cumulative impact of the adoption of SFAS 133 on January 1, 2001 is a gain of approximately $6.3 million due to the derivatives used in power marketing operations. The impact of the derivatives used by SES and the interest rate swap was immaterial.


                   Rate and Regulatory Matters

As a result of the ongoing appeal of a generic order issued by the IURC in August 1999 regarding guidelines for the recovery of purchased power costs, SIGECO entered into a settlement agreement with the Indiana Office of Utility Consumer Counselor (OUCC) that provides certain terms with respect to the recoverability of such costs. The settlement, originally approved by the IURC on August 9, 2000, has been extended by agreement through March 2002.
Under the settlement, SIGECO can recover the entire cost of purchased power up to an established benchmark, and during forced outages, SIGECO will bear a limited share of its purchased power costs regardless of the market costs at that time. Based on this agreement, SIGECO believes it has significantly limited its exposure to unrecoverable purchased power costs.

Commodity prices for natural gas purchases during the last six months of 2000 unexpectedly increased significantly, primarily due to the expectation of a colder winter, which led to increased demand and tighter supplies. Vectren's utility subsidiaries are allowed full recovery of such charges in purchased gas costs from their retail customers through commission-approved gas cost adjustment mechanisms, and margin on gas sales should not be impacted. In 2001,Vectren 's utility subsidiaries may experience higher working capital requirements, increased expenses, including unrecoverable interest costs and uncollectibles, and possibly some level of price sensitive reduction in volumes sold.

On October 11, 2000, Indiana Gas filed for approval of its regular quarterly GCA. In early December, the IURC issued an interim order approving the request by Indiana Gas for a GCA factor for December 2000. On January 4, 2001, the IURC approved the January and February 2001 GCA as filed. The order also addressed the claim by the OUCC that a portion of the requested GCA be disallowed because Indiana Gas should have entered into additional commitments for this winter's gas supply in late 1999 and early 2000. In procuring gas supply for this winter, Indiana Gas followed the gas procurement practices that it had employed over the last several years. In response to the claim by the OUCC, the IURC found that there should be a $3.8 million disallowance related to gas procurement for the winter season.
As a result, Indiana Gas recognized a pre-tax charge of $3.8 million in December 2000. Both Indiana Gas and the OUCC have appealed this ruling. The Citizens Action Coalition of Indiana, Inc., a not for profit consumer advocate, has also filed with the IURC a petition to intervene and a notice of appeal of the order. (See Recent Development.)

                           Competition

The utility industry has been undergoing dramatic structural change for several years, resulting in increasing competitive pressures faced by electric and gas utility companies. Increased competition may create greater risks to the stability of utility earnings generally and may in the future reduce our earnings from retail electric and gas sales. Currently, several states, including Ohio, have passed legislation that allows electricity customers to choose their electricity supplier in a competitive electricity market and several other states are considering such legislation. At the present time, Indiana has not adopted such legislation. Ohio regulation provides for choice of commodity for all gas customers. Vectren plans to implement this choice for all of its gas customers in Ohio by 2002. Indiana has not adopted any regulation requiring gas choice except for large volume customers.

                 Liquidity and Capital Resources

Vectren's capitalization objective is 40-50 percent permanent capitalization. This objective may have varied, and will vary, from time to time, depending on particular business opportunities and seasonal factors that affect the company's operation. Vectren's common equity component was 51 percent and 56 percent of its total capitalization, including current maturities of long-term debt, at December 31, 2000 and 1999, respectively. The common equity component of 51 percent at December 31, 2000 is expected to be reduced in 2001 upon the refinancing of a substantial amount of short-term debt to long-term debt.

New construction, normal system maintenance and improvements, and information technology investments needed to provide service to a growing customer base will continue to require substantial expenditures. Additionally, during the four year period 2001 through 2004, construction costs for NOx emissions control equipment are estimated to total approximately $160 million. For the years ended December 31, 2000 and 1999, capital expenditures totaled $164.3 million and $132.2 million, respectively. The increase in capital expenditures for 2000 is related primarily to the additional coal mine development costs at Utility Services. Vectren's anticipated investments in non-regulated affiliates during the next five years will also require funding. Capital expenditures and investments in affiliates for the five year period 2001 - 2005 are as follows:

In millions           2001    2002    2003    2004    2005    Total
                     ------  ------  ------  ------  ------   ------
Capital expenditures
   Utility (1) (2)
     (3)            $160.3  $143.3  $143.1  $122.8  $135.5   $705.0
   Non-regulated
    (4)               66.0    23.4    27.1    11.0     7.6    135.1
                     ------  ------  ------  ------  ------   ------
     Total capital
      expenditures   226.3   166.7   170.2   133.8   143.1    840.1
                     ------  ------  ------  ------  ------   ------
Non-regulated
investments         $ 83.5  $ 39.2  $ 33.3  $ 17.9  $ 11.0   $184.9

(1) Includes expenditures for NOx compliance of approximately $40 million in 2001, $30 million in 2002, $55 million in 2003 and $35 million in 2004.
(2) Includes expenditures for an 80-megawatt gas combustion turbine generator of $20 million in 2001 and $13 million in 2002.
(3) Includes expenditures for additional generation assets of approximately $40 million in 2005.
(4) Includes expenditures for corporate technology hardware and software of approximately $48 million in 2001.

During the five year period 2001 - 2005, maturities and sinking fund requirements on long-term debt subject to mandatory redemption, in millions, are $0.3 in 2001, $16.0 in 2003, $15.0 in 2004, and $38.0 in 2005.

At December 31, 2000, Vectren had $969 million of short-term borrowing capacity for use in its utility and non-regulated operations, of which approximately $209 million was available.

Short-term cash working capital is required primarily to finance customer accounts receivable, unbilled utility revenues resulting from cycle billing, gas in underground storage, prepaid gas delivery services, capital expenditures and investments until permanently financed. Short-term borrowings tend to be greatest during the summer when accounts receivable and unbilled utility revenues related to electricity are highest and gas storage facilities are being refilled. During 2000, however, short-term borrowings related to working capital requirements were greatest during the last six months of the year due to the higher natural gas costs. On October 31, 2000, Vectren completed the acquisition of the Ohio operations for a purchase price of approximately $465 million. Commercial paper was issued to fund the purchase and will be replaced over time with permanent financing.

Vectren's primary source of liquidity to fund working capital requirements has been cash generated from operations, which totaled approximately $40.7 million, $149.2 million and $156.6 million in 2000, 1999 and 1998 respectively. Cash from operations decreased during 2000 as compared to 1999 by approximately $108.8 million. The decrease is primarily attributable to merger and integration costs causing lower net income, increased recoverable fuel and natural gas costs and increased working capital requirements resulting from higher natural gas costs. The decrease in 1999 cash flow from operations as compared to 1998 of approximately $7.4 million is primarily attributable to unfavorable changes in working capital accounts offset by increased net income.

At December 31, 2000, Indiana Gas is not in compliance with the total indebtedness to capitalization ratio contained in its back up credit facility for its commercial paper program. The non-compliance resulted from the indebtedness incurred to purchase its ownership interest in the Ohio operations. A waiver on the Indiana Gas facility has been obtained to waive the non-compliance through and including March 31, 2001. Vectren will provide an equity investment in Indiana Gas to bring Indiana Gas into compliance. No amount is outstanding under the back up facility.

On December 21, 2000, Vectren Capital Corporation, a wholly owned subsidiary that provides financing for Vectren's non-regulated subsidiaries' operations and investments, issued $78 million of private placement intermediate term notes to three institutional investors. The issues and their terms are: $38.0 million, due December 21, 2005, at 7.67 percent; $17.5 million, due December 21, 2007, at 7.83 percent; and $22.5 million, due December 21, 2010, at 7.98 percent. The proceeds were used to repay outstanding short-term borrowings.

In December 2000, Indiana Gas filed a prospectus with the SEC with respect to the issuance of $70 million in debt securities. On December 28, 2000, $20 million of 15-Year Insured Quarterly
(IQ) Notes bearing interest at a rate of 7.15 percent per year and $50 million of 30-Year IQ Notes bearing interest at a rate of
7.45 percent per year were issued. The 15-Year IQ Notes will mature on December 15, 2015, and 30-Year IQ Notes will mature on December 16, 2030, unless, in each case, redeemed prior to that date. Indiana Gas will have the option to redeem the 15-Year IQ Notes, in whole or in part, from time to time on or after December 15, 2004. Indiana Gas will have the option to redeem the 30-Year IQ Notes in whole or in part, from time to time on or after December 15, 2005. The net proceeds of the debt issuance were used to repay outstanding commercial paper.

On December 28, 2000, VUHI issued $150 million in floating rate notes to repay an equal amount of outstanding commercial paper utilized for the Ohio operations acquisition. The notes bear interest at a rate equal to the three month US dollar LIBOR rate plus .75 percent. Concurrently with the completion of this financing, a floating rate to fixed rate swap was executed which in effect resulted in a fixed rate of 6.64 percent on the notes.

On January 19, 2001, Vectren filed a registration statement with the Securities and Exchange Commission with respect to a public offering of 5.5 million shares of new common stock. On February 8, 2001, the registration became effective and agreement was reached to sell 5.5 million shares to a group of underwriters.
On February 14, the shares were sold, at which time the underwriters exercised their over-allotment option to sell an additional 825,000 shares for a total of 6.3 million shares. The net proceeds of $129.4 million will be used principally to repay outstanding commercial paper utilized for recent acquisitions.

On March 1, 2000, the interest rate on $31.5 million of Adjustable Rate Pollution Control Bonds of SIGECO, due March 1, 2025, was changed from 3.00 percent to 4.30 percent. The new interest rate was fixed through February 28, 2001. Also on March 1, 2000, the interest rate on $22.2 million of Adjustable Rate Pollution Control Bonds of SIGECO, due March 1, 2020, was changed from 3.05 percent to 4.45 percent. The new interest rate was also fixed through February 28, 2001. For financial statement presentation, the $53.7 million of Adjustable Rate Pollution Control Bonds are shown as a current liability. The two series of bonds will be re-set for a five-year period effective March 1, 2001.

                      Financing Activities

Vectren expects the majority of its utility capital expenditures requirements and debt security redemptions to be provided by internally generated funds.

Indiana Gas' and SIGECO's credit ratings on outstanding debt at December 31, 2000 were A/A2 and A/A1, respectively. VUHI's commercial paper related to the October 2000 the Ohio operations acquisition has a credit rating of A-1/P-2. Indiana Gas' commercial paper retains an A-1/P-1 rating.

Cash flow from financing activities of $638.7 million for the year ended December 31, 2000 includes $697.0 million of additional net borrowings offset by $60.0 million of dividends on shares of common stock. This is an increase of $576.5 million over prior year due primarily to funding the acquisition of the Ohio operations and increased working capital requirements.

Cash required for investing activities of $681.5 million for the year ended December 31, 2000 includes, among other things, $463.3 million required for the Ohio operations acquisition, $164.3 million of capital expenditures and $32.0 million additional notes receivable. This is an increase of $480.1 million over prior year due primarily to the Ohio operations acquisition.

                   Forward-Looking Information

A "safe harbor" for forwarding-looking statements is provided by the Private Securities Litigation Reform Act of 1995 (Reform Act of 1995). The Reform Act of 1995 was adopted to encourage such forward-looking statements without the threat of litigation, provided those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause the actual results to differ materially from those projected in the statement. Certain matters described in Management's Discussion and Analysis of Results of Operations and Financial Condition, including, but not limited to Vectren's realization of net merger savings and ProLiance, are forward-looking statements. Such statements are based on management's beliefs, as well as assumptions made by and information currently available to management. When used in this filing, the words "believe," "anticipate," "endeavor," "estimate," "expect," "objective," "projection," "forecast," "goal," and similar expressions are intended to identify forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause Vectren and its subsidiaries' actual results to differ materially from those contemplated in any forward-looking statements included, among others, the following:

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

* Costs and other effects of legal and administrative proceedings, settlements, investigations, claims, and other matters, including, but not limited to, those described in Management's Discussion and Analysis of Results of Operations and
Financial Condition.

* Changes in federal, state or local legislature requirements, such as changes in tax laws or rates, environmental laws and regulations.

Vectren and its subsidiaries undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of changes in actual results, changes in assumptions, or other factors affecting such statements.

ITEM 7A.   QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET
           RISK

Vectren attempts to mitigate its exposure to interest rate fluctuations through management of its short-term borrowings and the use of interest rate hedging instruments. An internal guideline to manage short-term interest rate exposure has been established. This guideline targets a maximum of 25 percent of the company's total debt portfolio to consist of adjustable rate bonds with a maturity of less than one year, short-term notes and commercial paper. However, Vectren acknowledges that there may be times during the business cycle that the guideline may be exceeded. At December 31, 2000, Vectren's short-term debt, including adjustable rate bonds, represented 56 percent of the company's total debt portfolio, due primarily to financing the approximate $465 million acquisition of the Ohio operations initially with short-term debt and the increased working capital requirements resulting from higher purchased gas costs and increased customer consumption. The short-term debt utilized for the Ohio operations acquisition will be replaced over time with permanent financing (see Liquidity and Capital Resources).

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

SES utilizes forward physical contracts for both the purchase and sale of natural gas to its customers, primarily through "back-to-back" transactions where the sale and purchase prices of natural gas are concurrently set. Management believes that exposure from these positions is not material. SES sells fixed-price and capped-price products and reduces its market price risk through the use of fixed-price supplier contracts and storage assets.

SIGECO utilizes contracts for the forward sale of electricity to effectively manage the utilization of its available generating capability. Such contracts include forward physical contracts for wholesale sales of its generating capability during periods when SIGECO's available generating capability is expected to exceed the demands of its retail, or native load, customers. To minimize the risk related to these forward contracts, SIGECO may utilize call option contracts to hedge against the unexpected loss of its generating capability during periods of heavy demand.

SIGECO also utilizes forward physical contracts for the wholesale purchase of generating capability to resell to other utilities and power marketers through non-firm "buy-resell" transactions where the sale and purchase prices of power are concurrently set. These forward physical contracts expose SIGECO to electricity market price risk.

With respect to the provision of electric energy and natural gas to its retail customers in Indiana, SIGECO is permitted by statute to pass through its purchase costs to its customers. Regarding electric energy, this ability to pass through all costs is arguably limited to the fuel cost component of electric energy purchases and does not encompass demand costs. After issuance in 1999 of a generic order by the IURC regarding the recoverability of the cost of purchased electric power which resulted in appeals by certain parties, SIGECO and several other Indiana electric utilities entered into a settlement with the OUCC which sets a benchmark for the recoverability of such costs and provides assurance that regardless of the market cost of power during outage situations, SIGECO will be able to recoup the majority of its costs. The IURC approved the settlement in 1999 and thereby vacated its prior order and all litigation regarding the issue was terminated. This settlement has been extended through March 2002.

Vectren is also exposed to counterparty credit risk when a supplier defaults upon a contract to pay or deliver the commodity. To mitigate risk, procedures to determine and monitor the creditworthiness of counterparties have been established.

At December 31, 2000, Vectren was not engaged in other contracts which would cause exposure to the risk of material earnings or cash flow loss due to changes in market commodity prices, foreign currency exchange rates, or interest rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          VECTREN CORPORATION AND SUBSIDIARY COMPANIES
                   CONSOLIDATED BALANCE SHEETS
                         (in thousands)

                                                As of  December 31,
                                                    2000         1999
                                              ----------  -----------
                   ASSETS

Current Assets:
     Cash and cash equivalents                $   15,170  $    17,351
     Temporary investments                             -          903
     Accounts receivable, less reserves of
       $5,716 and $3,949, respectively           295,351      123,612
     Accrued unbilled revenues                   143,365       55,370
     Inventories                                  95,245       58,863
     Prepaid gas delivery service                 34,849       20,937
     Recoverable fuel and natural gas costs       96,084        5,585
     Prepayments and other current assets         20,998       23,091
                                              ----------    ---------
        Total current assets                     701,062      305,712
                                              ----------    ---------
Utility Plant:
     Original cost                             2,788,794    2,367,831
     Less:  accumulated depreciation and
       amortization                            1,233,033    1,031,498
                                              ----------   ----------
          Net utility plant                    1,555,761    1,336,333
                                              ----------   ----------
Other Investments:
     Investments in leveraged leases              93,145       85,737
     Investments in partnerships and
       other corporations                        108,645       74,644
     Notes receivable                             64,276       32,271
     Other                                         1,057          996
                                              ----------  -----------
          Total other investments                267,123      193,648
                                              ----------  -----------
Nonutility property, net of accumulated
  depreciation                                   103,477       64,474

Other Assets:
     Deferred charges, net                        31,094       31,672
     Goodwill, net                               197,977            -
     Regulatory assets                            52,246       47,593
     Other                                           447        1,035
                                               ---------   ----------
          Total other assets                     281,764       80,300
                                               ---------   ----------
TOTAL ASSETS                                  $2,909,187   $1,980,467
                                              ==========  ===========

The accompanying notes are an integral part of these consolidated financial statements.

          VECTREN CORPORATION AND SUBSIDIARY COMPANIES
                   CONSOLIDATED BALANCE SHEETS
                         (in thousands)

                                                 As of December 31,
                                                  2000       1999
                                               ---------- ----------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Current maturities of adjustable rate
       bonds subject to tender                 $   53,700  $   53,700
     Current maturities of long-term debt
       and other obligations                          249         776
     Short-term borrowings                        759,908     207,638
     Accounts payable                             304,021      95,827
     Refunds to customers and customer
       deposits                                    22,922      27,396
     Accrued taxes                                    556      26,602
     Accrued interest                              10,272      12,097
     Other current liabilities                     70,750      49,467
                                                ---------   ---------
          Total current liabilities             1,222,378     473,503
                                                ---------   ---------
Deferred Credits and Other Liabilities:
     Deferred income taxes                        229,911     215,520
     Accrued postretirement benefits other
       than pensions                               45,883      40,942
     Unamortized investment tax credit             23,165      25,524
     Other                                          5,826       8,297
                                                 --------  ----------
         Total deferred credits and other
           liabilities                            304,785     290,283
                                                 --------    --------
Commitments and Contingencies (Notes 6, 7,
 15, 17, 18 and 19)
Minority Interest in Subsidiary                     1,421         916

Long-term debt and other obligations, net
 of current maturities                            631,954     486,726
Preferred stock of subsidiary:
   Redeemable                                       8,076       8,192
   Nonredeemable                                    8,889      11,090
                                                 --------    --------
          Total preferred stock                    16,965      19,282
                                                 --------   ---------
    Common stock (no par value) - issued and
      outstanding 61,419 and 61,305,
      respectively                                217,720     215,917
    Retained earnings                             506,462     493,918
    Accumulated other comprehensive income          7,502        (78)
                                                ---------   ---------
          Total common shareholders' equity       731,684     709,757
                                                ---------   ---------
               Total capitalization             1,380,603   1,215,765
                                                ---------   ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $2,909,187  $1,980,467
                                               ==========  ==========

The accompanying notes are an integral part of these consolidated financial statements.


          VECTREN CORPORATION AND SUBSIDIARY COMPANIES
                CONSOLIDATED STATEMENTS OF INCOME
            (in thousands, except per share amounts)

                                        Year Ended December 31,
                                      2000        1999        1998
                                   ----------  ----------  ----------
OPERATING REVENUES:
     Gas utility                    $  818,753 $  499,573  $  487,260
     Electric utility                  336,409    307,569     297,865
     Energy services and other         493,528    261,275     212,581
                                     ---------  ---------  ----------
          Total operating revenues   1,648,690  1,068,417     997,706
                                     ---------  ---------   ---------
OPERATING EXPENSES:
     Cost of gas sold                  552,540    266,429     269,999
     Fuel for electric generation       71,170     66,305      65,222
     Purchased electric energy          36,394     20,791      20,762
     Cost of energy services and
       Other                           473,258    247,590     202,441
     Other operating                   199,591    189,622     181,818
     Merger and integration costs       41,145          -           -
     Depreciation and amortization     105,661     86,998      81,558
     Taxes other than income taxes      38,010     29,910      27,369
                                     ---------  ---------   ---------
         Total operating expenses    1,517,769    907,645     849,169
                                     ---------  ---------   ---------
OPERATING INCOME                       130,921    160,772     148,537

OTHER INCOME:
     Equity in earnings of
       Unconsolidated investments       17,554     11,642      12,104
     Other - net                        16,951      8,902      10,105
                                     ---------  ---------   ---------
          Total other income            34,505     20,544      22,209
                                     ---------  ---------   ---------
INTEREST EXPENSE                        57,133     42,862      40,301
                                     ---------  ---------   ---------
INCOME BEFORE PREFERRED DIVIDENDS
AND INCOME TAXES                       108,293    138,454     130,445

PREFERRED DIVIDEND REQUIREMENT OF
SUBSIDIARY                               1,017      1,078       1,095
                                     ---------  ---------   ---------
INCOME BEFORE INCOME TAXES             107,276    137,376     129,350

INCOME TAXES                            34,232     45,708      42,328
                                     ---------  ---------   ---------
NET INCOME BEFORE MINORITY
INTEREST                                73,044     91,668      87,022

MINORITY INTEREST IN SUBSIDIARY          1,004        920         422
                                     ---------  ---------   ---------
NET INCOME                          $   72,040 $   90,748  $   86,600
                                     =========  =========   =========

AVERAGE COMMON SHARES OUTSTANDING       61,297     61,306      61,578
DILUTED COMMON SHARES OUTSTANDING       61,380     61,430      61,756

BASIC EARNINGS PER AVERAGE SHARE
 OF COMMON STOCK                         $1.18      $1.48       $1.41
DILUTED EARNINGS PER AVERAGE SHARE
 OF COMMON STOCK                         $1.17      $1.48       $1.40

The accompanying notes are an integral part of these consolidated financial statements.


          VECTREN CORPORATION AND SUBSIDIARY COMPANIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (in thousands)

                                        Year Ended December 31,
                                      2000        1999       1998
                                   ----------  ---------- ----------
                                                  .
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                      $   72,040  $   90,748  $   86,600
   Adjustments to reconcile net income to
     Cash provided from operating activities:
       Depreciation and
         amortization                 105,661      86,998      81,558
       Preferred dividend
        Requirement of subsidiary       1,017       1,078       1,095
       Deferred income taxes and
         investment tax credits        12,032       8,548     (1,644)
       (Gain) loss on sale or
         retirement of assets
         or investments               (8,961)           -     (2,102)
       Undistributed earnings
         of unconsolidated
         investments                 (10,554)    (11,642)    (12,104)

       Changes in assets and liabilities:
         Receivables - net          (246,771)    (19,978)      18,052
         Inventories                   17,817       7,823    (30,110)
         Prepaid gas delivery
           service                   (13,912)    (20,937)      17,024
         Recoverable fuel and
           natural gas costs         (82,343)         346       3,198
         Prepayments and other
           current assets               7,553     (7,805)     (8,242)
         Regulatory assets            (4,653)       1,718     (3,494)
         Accounts payable,
           refunds to customers,
           customer deposits
           And other current
           liabilities                217,122       1,514       7,208
         Accrued taxes and
           interest                  (27,871)      13,585     (9,522)
         Accrued post-retirement
           benefits and other
           than pensions                4,941       3,455       2,472
         Other - net                  (2,411)     (6,226)       6,598
                                   ----------   ---------   ---------
         Total adjustments           (31,333)      58,477      69,987
         Net cash flows from
           operating activities        40,707     149,225     156,587
                                   ----------   ---------   ---------
CASH FLOWS (REQUIRED FOR) FROM
  FINANCING ACTIVITIES
    Issuance (retirement) of
      common stock                      1,803     (1,349)     (6,075)
    Retirement of preferred stock     (2,317)       (116)       (116)
    Proceeds from long-term debt      178,000     110,000      60,052
    Retirement of long-term debt
      and other obligations          (33,299)    (67,067)    (50,828)
    Net change in short-term
      borrowings                      552,270      81,655      12,253
    Dividends on common stock        (59,977)    (57,365)    (55,727)
    Other                               2,175     (3,614)       (675)
                                   ----------   ---------   ---------
       Net cash flows (required
         for) from financing
         activities                   638,655      62,144    (41,116)
                                   ----------   ---------   ---------
CASH FLOWS (REQUIRED FOR) FROM
  INVESTING ACTIVITIES
    Capital expenditures            (164,266)   (132,159)   (135,069)
    Investment in leveraged
      leases                            (850)    (49,734)       5,194
    Investments in partnerships
      and other corporations         (29,446)    (10,711)    (11,512)
    Change in notes receivable       (32,005)    (11,899)       1,032
    Cash distributions from
      unconsolidated investments        7,033       4,550       7,806
    Proceeds from sale of assets            -           -      13,317
    Acquisition of DPL gas
      distribution assets           (463,301)           -           -
    Other                               1,292     (1,456)       3,074
                                    ---------   ---------   ---------
       Net cash flows (required
        for) investing activities   (681,543)   (201,409)   (116,158)
                                    ---------   ---------   ---------
Net increase (decrease) in cash
 and cash equivalents                 (2,181)       9,960       (687)

Cash and cash equivalents at
 beginning of period                   17,351       7,391       8,078
                                    ---------   ---------   ---------

Cash and cash equivalents at end
 of period                         $   15,170  $   17,351   $   7,391
                                    =========   =========   =========

The accompanying notes are an integral part of these consolidated financial statements..

          VECTREN CORPORATION AND SUBSIDIARY COMPANIES
     CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
                         ( in thousands)

                                               Common Stock
                                      -----------------------------
                                                          Restricted
                                                            Stock
                                       Shares    Amount     Grants
                                      --------  --------  ----------
Balance at December 31, 1997            61,621  $225,049    $(1,708)

Net income
Other comprehensive income
    Adjustments (net of tax)
Common stock dividends
    ($0.90 per share)
Common stock repurchases                 (215)   (4,834)
Common stock issuances for
    Executives' and Directors'
    Stock plans, net of amortization        14   (1,572)         331
Common stock issuance expense
Other
                                      --------  --------    --------
Balance at December 31, 1998            61,420  $218,643    $(1,377)

Net income
Other comprehensive income
    Adjustments (net of tax)
Common stock dividends
     ($0.94 per share)
Common stock repurchases                 (113)   (2,331)
Common stock issuances for
    Executives' and Directors'
    stock plans, net of amortization       (2)     1,150       (168)
Other
                                      --------  --------    --------
Balance at December 31, 1999            61,305  $217,462    $(1,545)

Net income
Other comprehensive income
    Adjustments (net of tax)
Common stock dividends
     ($0.98 per share)
Common stock repurchases                  (86)   (2,176)
Common stock issuances for
    Executives' and Directors'
    stock plans, net of amortization       200     3,979
Other
                                      --------  --------   ---------
Balance at December 31, 2000            61,419  $219,265    $(1,545)
                                      ========  ========    ========


                                             Accumulated
                                                Other
                                  Retained  Comprehensive
                                  Earnings  Income (Loss)    Total
                                  --------- --------------  --------
Balance at December 31, 1997       $430,248        $ 77     $653,666

Net income                           86,600                   86,600
Other comprehensive income
    Adjustments (net of tax)                       (89)         (89)
Common stock dividends
    ($0.90 per share)              (55,727)                 (55,727)
Common stock repurchases                                     (4,834)
Common stock issuances for
    Executives' and Directors'
    Stock plans, net of
      amortization                                           (1,241)
Common stock issuance expense          (33)                     (33)
Other                                 (428)                    (428)
                                  ---------  ----------     --------
Balance at December 31, 1998       $460,660       $(12)     $677,914

Net income                           90,748                   90,748
Other comprehensive income
    Adjustments (net of tax)                       (66)         (66)
Common stock dividends
     ($0.94 per share)             (57,365)                 (57,365)
Common stock repurchases                                     (2,331)
Common stock issuances for
    Executives' and Directors'
    stock plans, net of
      amortization                                               982
Other                                 (125)                    (125)
                                   --------  ----------     --------
Balance at December 31, 1999       $493,918       $(78)     $709,757

Net income                           72,040                   72,040
Other comprehensive income                        7,580        7,580
    Adjustments (net of tax)
Common stock dividends             (59,977)                 (59,977)
     ($0.98 per share)
Common stock repurchases                                     (2,176)
Common stock issuances for
    Executives' and Directors'
    stock plans, net of
      amortization                                             3,979
Other                                   481                      481
                                   --------  ----------     --------
Balance at December 31, 2000       $506,462      $7,502     $731,684
                                   ========  ===========    ========

The accompanying notes are an integral part of these consolidated financial statements.

          VECTREN CORPORATION AND SUBSIDIARY COMPANIES

         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                   DECEMBER 31, 2000 AND 1999



1.  Organization and Nature of Operations

Vectren Corporation (Vectren) is an Indiana corporation that was organized on June 10, 1999 solely for the purpose of effecting the merger of Indiana Energy, Inc. (Indiana Energy) and SIGCORP, Inc. (SIGCORP). On March 31, 2000, the merger of Indiana Energy with SIGCORP and into Vectren was consummated with a tax-free exchange of shares and has been accounted for as a pooling-of-interests. The common shareholders of SIGCORP received one and one-third shares of Vectren common stock for each SIGCORP common share and the common shareholders of Indiana Energy received one share of Vectren common stock for each Indiana Energy common share, resulting in the issuance of 61.3 million shares of Vectren common stock. The preferred stock and debt securities of Indiana Energy's and SIGCORP's utility subsidiaries were not affected by the merger.

Vectren is a public utility holding company, whose wholly owned subsidiary, Vectren Utility Holdings, Inc. (VUHI), is the intermediate holding company for Vectren's three operating public utilities, Indiana Gas Company, Inc. (Indiana Gas), formerly a wholly owned subsidiary of Indiana Energy, Southern Indiana Gas and Electric Company (SIGECO), formerly a wholly owned subsidiary of SIGCORP, and the Ohio operations (defined hereafter). Indiana Gas and its subsidiaries provide natural gas and transportation services to a diversified base of customers in 311 communities in 49 of Indiana's 92 counties. SIGECO provides generation, transmission, distribution and the sale of electric power to Evansville, Indiana, and 74 other communities, and the distribution and sale of natural gas to Evansville, Indiana, and 64 communities in ten counties in southwestern Indiana. The Ohio operations provide natural gas distribution and transportation services to Dayton, Ohio and 16 counties in west central Ohio.

Vectren is involved in non-regulated activities through three primary business groups: Energy Services, Utility Services and Communications. Energy Services trades and markets natural gas and provides energy performance contracting services. Utility Services provides utility products and services, such as underground construction and facilities locating, meter reading and materials management, and the mining and sale of coal. Communications provides integrated broadband communications services, including local and long distance telephone, Internet access and cable television. In addition, other businesses invest in other energy-related opportunities and corporate technology.


2.  Acquisition of the Natural Gas Distribution Assets of The
Dayton Power and Light Company

On October 31, 2000, Vectren acquired the natural gas distribution assets of The Dayton Power and Light Company (DP&L) for approximately $465 million. The acquisition has been accounted for as a purchase transaction in accordance with Accounting Principles Board (APB) Opinion No. 16 and accordingly, the results of operations of the acquired businesses are included in the accompanying financial statements since the date of acquisition.

Vectren acquired the natural gas distribution assets as a tenancy in common through two separate wholly owned subsidiaries.
Vectren Energy Delivery of Ohio, Inc. (VEDO) holds a 53 percent undivided ownership interest in the assets and Indiana Gas holds a 47 percent undivided ownership interest. VEDO is the operator of the assets, operations of which are referred to as "the Ohio operations." VUHI established a $435 million commercial paper program to fund the majority of the acquisition. This facility was utilized at October 31, 2000 and will be replaced over time with permanent financing. VEDO's portion of the acquisition was funded with short-term borrowings from VUHI. Indiana Gas' portion of the acquisition was funded with a combination of short-term borrowings from VUHI and its commercial paper program.

Goodwill has been recognized for the amount of the excess of the purchase price paid over the book value of the net assets acquired and is being amortized on a straight line basis over 40 years. Goodwill recognized as a result of the acquisition is $198 million. The purchase price is subject to adjustment based on the finalization of the closing balance sheet in accordance with the Asset Purchase Agreement.

The following table depicts, for the years ended December 31, 2000 and 1999, unaudited pro forma consolidated information, as if the acquisition of the Ohio operations occurred on January 1, 1999. The pro forma summary information presented below is not necessarily indicative of the results that actually would have occurred if the transaction indicated above had been consummated at the beginning of the periods presented and is not intended to be a projection of future results.

Unaudited                                    Year Ended
                                            December 31,
In thousands, except per share amounts      2000          1999
                                            ------------  -----------
 Total operating revenues                   $ 1,831,136   $ 1,287,283
                                            -----------   -----------
 Net income                                 $    72,007   $    87,402
                                            -----------   -----------
 Average shares outstanding:
   Basic                                         61,297        61,306
   Diluted                                       61,380        61,430

Earnings per average share of common
  stock:
   Basic                                          $1.17         $1.43
   Diluted                                        $1.17         $1.42


3.  Merger and Integration Costs

Merger and integration costs incurred for the year ended December 31, 2000 totaled $41.1 million, including $1.8 million related to the integration of the Ohio operations. These costs relate primarily to transaction costs, severance and other merger and integration activities such as signage and vehicle identification changes. At March 31, 2000, Vectren accrued $27.2 million for merger related costs and the accrual remaining for such costs at December 31, 2000 is $1.8 million. In addition, during 2000, $13.9 million of merger and integration costs were charged directly to expense. The merger integration activities will be substantially completed in 2001.

As a result of merger integration activities, management has identified certain information systems that are expected to be retired in 2001. Accordingly, the useful lives of these assets have been shortened to reflect this decision, resulting in additional depreciation expense of approximately $11.4 million for the year ended December 31, 2000.

4.   Indiana Energy and SIGCORP Results (Prior to the
Combination)

The results of the predecessor companies, Indiana Energy and SIGCORP, for the three months ended March 31, 2000 and for the years ended December 31, 1999 and 1998 are as follows (in millions):


                    Three months     Twelve months     Twelve months
                        ended            ended              ended
                      March 31,       December 31,      December 31,
                        2000              1999              1998
                    -------------    --------------    --------------
Indiana Energy:
Operating Revenues        $ 172.0           $ 433.3           $ 440.6
Net Income                $  22.1           $  38.7           $  36.1

SIGCORP:
Operating Revenues        $ 187.4           $ 604.5           $ 557.1
Net Income                $  19.3           $  52.1           $  50.5


5.   Summary of Significant Accounting Policies

A.  Principles of Consolidation
The accompanying consolidated financial statements for the years ended December 31, 1999 and 1998 of Vectren and its subsidiary companies reflect the company on a historical basis as restated for the effects of the pooling-of-interests transaction completed on March 31, 2000 between Indiana Energy and SIGCORP. The consolidated financial statements include the accounts of Vectren and its wholly owned and majority owned subsidiaries, after elimination of intercompany transactions. Investments in limited partnerships and less than majority-owned affiliates are accounted for on the equity method. The financial statements also reflect the consolidation of a majority-owned affiliate, Energy Systems Group, LLC, which was an equity method investment of Indiana Energy and SIGCORP prior to the merger.

B. Investments in Partnerships and Other Corporations Investments in partnerships and other corporations, which are more than 20 percent owned but less than majority owned, are accounted for by the equity method. Vectren's share of net income or loss from these investments is recorded in equity in earnings of unconsolidated affiliates. Dividends are recorded as a reduction of the carrying value of the investment when received.

Investments in other corporations less than 20 percent owned are carried at cost less writedowns for declines in value judged to be other than temporary. Dividends are recorded as other income when received.

C.  Reclassifications
Certain reclassifications have been made to the prior years' financial statements to conform to the current year presentation.
These reclassifications have no impact on net income previously reported.

D.  Utility Plant and Depreciation
Utility plant is stated at historical cost, including an allowance for the cost of funds used during construction.
Depreciation of utility property is provided using the straight-line method over the estimated service lives of the depreciable assets.

The average depreciation rates, expressed as a percentage of original cost, were 3.5 percent, 3.7 percent and 3.8 percent for the years ended December 31, 2000, 1999 and 1998, respectively.

Vectren follows the practice of charging maintenance and repairs, including the cost of removal of minor items of property, to expense as incurred. When property that represents a retirement unit is replaced or removed, the cost of such property is credited to utility plant, and such cost, together with the cost of removal less salvage, is charged to accumulated depreciation.

E.  Nonutility Plant
Nonutility plant consists of property and equipment used by Vectren's non-regulated operations. Costs of nonutility plant are charged against income over their estimated useful lives, using the straight-line method of depreciation. Repairs and maintenance, which are not considered betterments and do not extend the useful life of nonutility plant, are charged to expense as incurred. When nonutility plant is retired, or otherwise disposed of, the asset and accumulated depreciation are removed and the resulting gain or loss is reflected in income.

F.   Cash Flow Information
For purposes of the Consolidated Statements of Cash Flows, Vectren considers cash investments with an original maturity of three months or less to be cash equivalents. Cash paid during the periods reported for interest, income taxes and acquired assets and liabilities were as follows:

                                   Year Ended December 31,
In thousands                       2000      1999      1998
                                 --------  --------  --------
Cash paid during the year for
    Interest (net of amount
      capitalized)               $ 55,734  $ 34,826  $ 35,798
    Income taxes                   53,450    36,909    53,311
                                 --------  --------  --------
Details of acquisition (Note 2)
    Book value of assets
      acquired                   $278,080         -         -
    Liabilities assumed             7,881         -         -
                                 --------  --------  --------
      Net assets acquired        $270,199         -         -
                                 ========  ========  ========

G.  Revenues
Revenues are recorded as products and services are delivered to customers. To more closely match revenues and expenses, Vectren's utility subsidiaries record revenues for all gas and electricity delivered to customers but not billed at the end of the accounting period.

H.  Inventories
Inventories primarily consist of gas in underground storage, fuel for electric generation and materials and supplies. Gas in underground storage at SIGECO and Indiana Gas is valued using last-in, first-out (LIFO) method, while all other inventories, including the acquired inventories of the Ohio operations, are valued using the average cost method. Based on the average cost of gas purchased during December, the cost of replacing the current portion of gas in underground storage exceeded LIFO cost at December 31, 2000 and 1999 by approximately $64.3 million and $23.2 million, respectively. Inventories consist of the following:

                                           At December 31,
 In thousands                         2000          1999
                                    --------     ---------
Fuel (coal and oil) for electric
 generation                         $  4,368      $ 12,824
Materials and supplies                16,958        15,224
Emission allowances                    3,860         4,437
Gas in storage - at LIFO cost         18,988        23,068
Gas in storage - at average cost      49,424             -
Other                                  1,647         3,310
                                    --------      --------
Total inventories                   $ 95,245      $ 58,863
                                    ========      ========


I. Refundable or Recoverable Gas Costs, Fuel for Electric Production and Purchased Power
All metered gas rates contain a gas cost adjustment clause, which allows for adjustment in charges for changes in the cost of purchased gas. Metered electric rates typically contain a fuel adjustment clause that allows for adjustment in charges for electric energy to reflect changes in the cost of fuel and the net energy cost of purchased power. SIGECO also collects through a quarterly rate adjustment mechanism the margin on electric sales lost due to the implementation of demand side management programs.

Vectren's utility subsidiaries record any adjustment clause under-or-overrecovery each month in revenues. A corresponding asset or liability is recorded until such time as the under-or-overrecovery is billed or refunded to utility customers. The cost of gas sold is charged to operating expense as delivered to customers and the cost of fuel for electric generation is charged to operating expense when consumed.

J.  Allowance for Funds used During Construction
An allowance for funds used during construction (AFUDC), which represents the cost of borrowed and equity funds used for construction purposes, is charged to construction work in progress during the period of construction and included in other
- net on the Consolidated Statements of Income.

The table below reflects the total AFUDC capitalized and the portion of which was computed on borrowed and equity funds for all periods reported.

                                             Year Ended December 31,
 In thousands                               2000      1999      1998
                                        --------  --------  --------
AFUDC - borrowed funds                  $  2,634  $  3,090  $  2,394
AFUDC - equity funds                       2,645       739       230
                                        --------  --------  --------
Total AFUDC capitalized                 $  5,279  $  3,829  $  2,624
                                        ========  ========  ========


K.  Income Taxes
The liability method of accounting is used for income taxes under which deferred income taxes are recognized, at currently enacted income tax rates, to reflect the tax effect of temporary differences between the book and tax bases of assets and liabilities. Deferred investment tax credits are being amortized over the life of the related asset.

L.  Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

M.  Regulation
The utility operations of Indiana Gas and SIGECO are subject to regulation by the Indiana Utility Regulatory Commission (IURC) and the Ohio operations are subject to regulation by the Public Utilities Commission of Ohio (PUCO). The wholesale energy sales of SIGECO are subject to regulation by the Federal Energy Regulatory Commission (FERC). The accounting policies of Vectren and its utility subsidiaries give recognition to the ratemaking and accounting practices of these agencies and to accounting principles generally accepted in the United States, including the provisions of Statement of Financial Accounting Standards No. 71 "Accounting for the Effects of Certain Types of Regulation" (SFAS
71). Regulatory assets represent probable future revenues associated with certain incurred costs, which will be recovered from customers through the ratemaking process. Regulatory liabilities represent probable future reductions in revenues associated with amounts that are to be credited to customers through the ratemaking process.

The following regulatory assets and liabilities are reflected in the financial statements:


                                              At December 31,
In thousands                                  2000       1999
                                        ----------  ---------
Regulatory Assets:
Demand side management programs          $  26,243  $  25,298
Unamortized premium on reacquired debt       4,192      4,416
Unamortized debt discount and expenses      16,741     13,233
Regulatory income tax asset                  4,723      2,741
Other                                          347      1,905
                                        ----------  ---------
Regulatory assets in other assets           52,246     47,593
Recoverable fuel and natural gas costs      96,084      5,585
                                        ----------  ---------
Total regulatory assets                  $ 148,330  $  53,178
                                        ==========  =========
Regulatory Liabilities:
Refundable gas costs                             -  $  10,204
                                        ==========  =========

As of December 31, 2000, the recovery of $126.9 million of Vectren's $148.3 million of total regulatory assets is reflected in rates charged to customers. The remaining $21.4 million of regulatory assets, which are not yet included in rates, represent SIGECO's demand side management (DSM) costs incurred after 1993. When SIGECO files its next electric base rate case, these costs will be included in rate base and requested to earn a return. Amortization of the costs over a period anticipated to be 15 years will be recovered through rates as a cost of operations.

Indiana Gas was authorized as part of an August 17, 1994 financing order from the IURC to amortize over a 15-year period the debt discount and expense related to new debt issues and future debt issues and future premiums paid for debt reacquired in connection with refinancing. Debt discount and expense for issues in place prior to this order are being amortized over the lives of the related issues. Premiums paid prior to this order for debt reacquired in connection with refinancing are being amortized over the life of the refunding issue. SIGECO's debt discounts and expense related to new debt issues and premiums paid for debt reacquired is being amortized over the lives of the related issues.

Of the $126.9 million of regulatory assets currently reflected in rates, a total of $9.1 million is earning a return: $4.9 million of pre-1994 DSM costs and $4.2 million of unamortized premium on reacquired debt. The remaining recovery periods for the DSM costs and premium on reacquired debt are 11.5 years and 20 years, respectively. The remaining $117.9 million of regulatory assets included in rates, but not earning a return, are being recovered over varying periods: $7.1 million of fuel costs and $89.0 million of gas costs, over 12 months; $4.7 million of regulatory income tax asset, over approximately 30 years; and $16.8 million of unamortized debt discount and expense to be recovered as discussed above.

Vectren's utility subsidiaries' policy is to continually assess the recoverability of costs recognized as regulatory assets and the ability to continue to account for their activities in accordance with SFAS 71, based on the criteria set forth in SFAS
71. Based on current regulation, the utility subsidiaries believe such accounting is appropriate. If all or part of Vectren's utility operations cease to meet the criteria of SFAS 71, a write-off of related regulatory assets and liabilities would be required. In addition, Vectren would be required to determine any impairment to the carrying costs of deregulated plant and inventory assets.


N.  New Accounting Pronouncement
In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), which requires that every derivative instrument be recorded on the balance sheet as an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

SFAS 133, as amended, is effective for fiscal years beginning after June 15, 2000 and must be applied to derivative instruments and certain derivative instruments embedded in hybrid contracts that were issued, acquired or substantively modified after December 31, 1998. Vectren has completed the process of identifying all derivative instruments, determining fair market values of these derivatives, designating and documenting hedge relationships, and evaluating the effectiveness of those hedge relationships. As a result of the successful completion of this process, Vectren adopted SFAS 133 as of January 1, 2001.

SFAS 133 requires that as of the date of initial adoption, the difference between the fair market value of derivative instruments recorded on the balance sheet and the previous carrying amount of those derivatives be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle in accordance with APB 20, "Accounting Changes."

A limited number of Vectren's contracts are defined as derivatives under SFAS 133. These derivatives are forward physical contracts for both the purchase and sale of natural gas and electricity by its wholly owned gas marketing subsidiary, SIGCORP Energy Services, Inc (SES) and SIGECO, respectively, and an interest rate swap.

SES's primary business is the buying and re-selling of physical natural gas to the industrial market segment. SES manages its pricing risk by entering into corresponding gas commodity contracts that ensure a reasonable matching of the associated risk. In addition, SES takes physical delivery of gas in storage facilities to ensure operational as well as price risk management of its forward positions. Open positions in terms of price, volume and specified delivery locations do occur and are managed by SES using the above instruments and through management reporting. These commodity contracts and gas storage facilities involve the normal purchase and sale of natural gas and therefore do not require fair value accounting under SFAS 133. SES also utilizes price swap agreements that are accounted for under SFAS 133 to mitigate price risk related to certain forward physical contracts. These derivatives have not been designated as hedges, accordingly, the changes in market value will be recorded currently in earnings. The mark to market impact of these derivatives has been reflected as part of the transition adjustment recorded to earnings on January 1, 2001.

Derivatives used in the power marketing operations are used to effectively manage the utilization of SIGECO's generation capability. These derivatives include forward physical wholesale sales and purchases. The forward sales contracts are generally used to sell the excess generation capacity of SIGECO when demand conditions warrant this activity. These contracts are for the normal purchase and sale of electricity and therefore do not require fair value accounting under SFAS 133. The forward purchase contracts are entered into as part of "buy-sell" transactions with other utilities and power marketers. These contracts are derivatives and do not qualify for hedge accounting, accordingly, they have been marked to market currently in earnings. The mark to market impact of these derivatives has been reflected as part of the transition adjustment recorded to earnings on January 1, 2001.

The interest rate swap is used to hedge the exposure to interest rate risk associated with VUHI's $150 million floating rate notes. The swap was entered into concurrently with the issuance of the floating rate debt. Vectren has formally documented the hedging relationship between the swap and floating rate debt as well as its risk management objectives and strategies for undertaking the hedging transaction. The swap has been designated as a cash flow hedge and the mark to market impact has been reflected as part of the transition adjustment recorded to other comprehensive income on January 1, 2001.

The cumulative impact of the adoption of SFAS 133 on January 1, 2001 is an earnings gain of approximately $6.3 million due to the derivatives used in power marketing operations. The impact of the derivatives used by SES and the interest rate swap was immaterial.

O.  Comprehensive Income
Comprehensive income is a measure of all changes in equity of an enterprise which result from the transactions or other economic events during the period other than transactions with shareholders. This information is reported in the Consolidated Statements of Common Shareholders' Equity. Vectren's components of accumulated other comprehensive income (loss) include unrealized gains (losses) on available for sale securities and its portion of ProLiance Energy, LLC's (ProLiance) other comprehensive income. Vectren records its portion of ProLiance's other comprehensive income as increases or decreases to the investment account with a corresponding adjustment to other comprehensive income. As of December 31, 2000, Vectren has recorded an adjustment to other comprehensive income of $7.5 million related to its investment in ProLiance. ProLiance's other comprehensive income was adjusted due its adoption of SFAS 133.



6.   ProLiance Energy, LLC

ProLiance, a 50 percent owned, non-regulated, energy marketing affiliate of Vectren, began providing natural gas and related services to Indiana Gas, Citizens Gas and Coke Utility (Citizens
Gas) and others effective April 1, 1996. The sale of gas and provision of other services to Indiana Gas by ProLiance is subject to regulatory review through the quarterly gas cost adjustment (GCA) process administered by the IURC.

On September 12, 1997, the IURC issued a decision finding the gas supply and portfolio administration agreements between ProLiance and Indiana Gas and ProLiance and Citizens Gas to be consistent with the public interest. The IURC's decision reflected the significant gas cost savings to customers obtained through ProLiance's services and suggested that all material provisions of the agreements between ProLiance and the utilities are reasonable. Nevertheless, with respect to the pricing of gas commodity purchased from ProLiance and two other pricing terms, the IURC concluded that additional review in the GCA process would be appropriate and directed that these matters be considered further in the pending consolidated GCA proceeding involving Indiana Gas and Citizens Gas. The IURC has not yet established a schedule for conducting these additional proceedings. Through a series of appeals, the order was finally considered by the Indiana Supreme Court.

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

Indiana Gas continues to record gas costs in accordance with the terms of the ProLiance contract and Vectren continues to record its proportional share of ProLiance's earnings. Pretax income of $5.4 million, $6.7 million, and $7.0 million was recognized as ProLiance's contribution to earnings for the years ended December 31, 2000, 1999 and 1998, respectively. Earnings recognized from ProLiance are included in equity in earnings of unconsolidated investments on the Consolidated Statements of Income. At December 31, 2000, and 1999, Vectren has reserved approximately $2.4 million and $1.7 million, respectively, of ProLiance's earnings pending resolution of the remaining issues.

7.   Vectren Advanced Communications

Vectren Advanced Communications (VAC), a wholly owned non-regulated subsidiary, was formed to hold Vectren's investments in Utilicom Networks, LLC (Utilicom Networks) and related entities. Utilicom Networks is a provider of bundled communications services through high capacity broadband networks, including high speed Internet service, cable television and telephone service

In January 2000, VAC completed the restructuring of its investment in SIGECOM, LLC (SIGECOM), which is a venture between VAC and Utilicom Networks which provides communications services to the greater Evansville, Indiana area. On January 28, 2000, affiliates of The Blackstone Group, a private equity fund, invested in Class B units of Utilicom Networks. Concurrent with this investment, VAC exchanged its 49 percent preferred equity interest in SIGECOM for $16.5 million of convertible subordinated debt of Utilicom Networks, a Class A equity position in Utilicom Networks and an indirect common equity interest in SIGECOM. VAC has a 14 percent interest in SIGECOM. The debt is convertible into Class A units of Utilicom Networks at the option of VAC or upon the event of a public offering of stock by Utilicom Networks. The investment restructuring resulted in a pre-tax gain of $8 million, which is classified in equity in earnings in unconsolidated investments in the accompanying Consolidated Statements of Income. For the year ending December 31, 2000, Vectren also recognized losses of $1 million to reflect its share of Utilicom Networks' and SIGECOM's operating results. At December 31, 2000, VAC's equity investment in SIGECOM related entities was $8.2 million.

In December 2000, VAC invested an additional $8.1 million with Utilicom Networks in the form of convertible subordinated debt as part of Utilicom Networks' plans to raise $600 million in capital to establish operating ventures in Indianapolis, Indiana and Dayton, Ohio and to recapitalize the SIGECOM venture. Vectren is committed to invest up to $100 million, inclusive of the $8.1 million already invested, in the form of convertible subordinated debt, subject to Utilicom Networks obtaining all required funding. The debt is convertible into common equity interests in the Indianapolis and Dayton ventures at the option of VAC or upon the event of a public offering of stock by Utilicom Networks. At December 31, 2000, VAC's investment in convertible debt totals approximately $25 million and upon conversion, VAC would have up to a 31 percent interest in the Indianapolis and Dayton ventures and up to a 10 percent interest in Utilicom Networks, assuming completion of all required funding.

8.   Short-Term Borrowings

At December 31, 2000, Vectren has approximately $969 million of short-term borrowing capacity, including $803 million for its regulated operations and $166 million for its non-regulated operations, of which approximately $149 million is available for regulated operations and $60 million is available for non-
regulated operations.   See the table below for outstanding
balances and interest rates.


                                                At December 31,
 In thousands                                  2000      1999
                                             --------  --------
Outstanding:
     Bank Loans                              $146,494  $124,638
     2001, Note Payable, 6.6425%              150,000         -
     Commercial paper                         463,414    83,000
                                             --------  --------
Total short term borrowings                  $759,908  $207,638
                                             ========  ========

Weighted average interest rates:
     Bank Loans                                 6.95%     8.08%
     Commercial paper                           6.87%     6.30%
Weighted average interest rates during
 the year:
     Bank Loans                                 6.98%     5.76%
     Commercial paper                           6.53%     5.40%

Weighted average total outstanding during
 the year                                    $318,822  $163,762

At December 31, 2000, Indiana Gas is not in compliance with the total indebtedness to capitalization ratio contained in its back up credit facility for its commercial paper program. The non-compliance resulted from the indebtedness incurred to purchase its ownership interest in the Ohio operations. A waiver has been obtained from the banks on the Indiana Gas facility to waive the non-compliance through and including March 31, 2001. Subject to regulatory approval, Vectren will provide an equity investment in Indiana Gas to bring Indiana Gas back into compliance. No amount is outstanding under the back up credit facility.

9.   Long-Term Debt and Other Obligations

First mortgage bonds, notes payable and partnership obligations outstanding and classified as long-term are as follows:


                                                At December 31,
 In thousands                               2000         1999
                                            ---------    ---------
Southern Indiana Gas and Electric Company

First Mortgage Bonds due:
    2014, 4.60% Pollution Control Series A    $ 22,500     $ 22,500
Adjustable Rate Pollution Control:
    2015, Series A, presently 4.55%              9,975        9,975
    2016, 8.875%                                13,000       13,000
    2020, 4.40% Pollution Control Series B       4,640        4,640
Adjustable Rate Environmental Improvement:
    2023, Series B, presently 6%                22,800       22,800
    2023, 7.60%                                 45,000       45,000
    2025, 7.625%                                20,000       20,000
    2029, 6.72%                                 80,000       80,000
    2030, 4.40% Pollution Control Series B      22,000       22,000
                                              --------     --------
Total first mortgage bonds                    $239,915     $239,915
                                              --------     --------
Notes Payable:
    Tax Exempt, due 2003, 6.25%               $  1,000     $  1,000
                                              --------     --------


Indiana Gas Company
-------------------
Notes Payable due:
     2003, Series F, 5.75%                    $ 15,000    $  15,000
     2004, Series F, 6.36%                      15,000       15,000
     2007, Series E, 6.54%                       6,500        6,500
     2013, Series E, 6.69%                       5,000        5,000
     2015, Series E, 7.15%                       5,000        5,000
     2015, Insured Quarterly Notes, 7.15%       20,000            -
     2015, Series E, 6.69%                       5,000        5,000
     2015, Series E, 6.69%                      10,000       10,000
     2021, Private Placement, 9.375%            25,000       25,000
     2021, Series A, 9.125%                      7,000        7,000
     2025, Series E, 6.31%                       5,000        5,000
     2025, Series E, 6.53%                      10,000       10,000
     2027, Series E, 6.42%                       5,000        5,000
     2027, Series E, 6.68%                       3,500        3,500
     2027, Series F, 6.34%                      20,000       20,000
     2028, Series F, 6.75%                      14,109       14,849
     2028, Series F, 6.36%                      10,000       10,000
     2028, Series F, 6.55%                      20,000       20,000
     2029, Series G, 7.08%                      30,000       30,000
     2030, Insured Quarterly Notes, 7.45%       50,000            -
                                              --------     --------
Total notes payable                           $281,109     $211,849
                                              --------     --------

Non-Regulated
-------------

Notes Payable:
    2005, Senior note, 7.67%                  $ 38,000     $      -
    2007, Senior note, 7.83%                    17,500            -
    2010, Senior note, 7.98%                    22,500            -
    Insurance Company, due 2012, 7.43%          35,000       35,000
Other                                              249        2,371
                                              --------    ---------
Total notes payable and other                 $113,249     $ 37,371
                                              --------     --------
Total long-term debt outstanding              $635,273     $490,135
Less: Maturities and sinking fund
      requirements                               (249)        (776)
      Unamortized debt premium and
      discount, net                            (3,070)      (2,633)
                                              --------     --------
Total long-term debt and other
obligations, net of current maturities        $631,954     $486,726
                                              ========     ========


Consolidated maturities and sinking fund requirements on long-term debt subject to mandatory redemption during the five years following 2000 (in millions) are $0.3 in 2001, $16.0 in 2003,
$15.0 in 2004, and $38.0 in 2005.

In addition to the obligations presented in the table above, SIGECO has $53.7 million of adjustable rate pollution control series first mortgage bonds which could, at the election of the bondholder, be tendered to SIGECO annually in March. If SIGECO's agent is unable to remarket any bonds tendered at that time, SIGECO would be required to obtain additional funds for payment to bondholders. For financial statement presentation purposes those bonds subject to tender in 2001 are shown as current liabilities. The two series of bonds will be re-set for a five-year period effective March 1, 2001.

Provisions under which certain of Indiana Gas' Series E Notes were issued entitle the holders of $25.0 million of these notes to put the debt back to Indiana Gas at face value at certain specified dates before maturity. Long-term debt subject to the put provisions during the five years following 2000 (in millions) is $6.5 in 2002, $3.5 in 2004 and $10.0 in 2005.

The annual sinking fund requirement of SIGECO's first mortgage bonds is 1 percent of the greatest amount of bonds outstanding under the Mortgage Indenture. This requirement may be satisfied by certification to the Trustee of unfunded property additions in the prescribed amount as provided in the Mortgage Indenture. SIGECO intends to meet the 2001 sinking fund requirement by this means and, accordingly, the sinking fund requirement for 2001 is excluded from current liabilities on the Consolidated Balance Sheets. At December 31, 2000, $220.9 million of SIGECO's utility plant remained unfunded under SIGECO's Mortgage Indenture.

The above debt agreements contain certain financial covenants and other restrictions with which Vectren must comply. Except as described in Note 8, Vectren was in compliance with all remaining financial covenants and restrictions.

On December 21, 2000, Vectren Capital Corporation, a wholly owned subsidiary that provides financing for Vectren's non-regulated subsidiaries' operations and investments, issued $78 million of private placement senior notes to three institutional investors. The issues and their terms are $38.0 million, due December 21, 2005, at 7.67 percent; $17.5 million, due December 21, 2007, at
7.83 percent; and $22.5 million, due December 21, 2010, at 7.98 percent. The net proceeds were used to repay outstanding short-term borrowings.

On October 5, 1999, Indiana Gas issued $30 million in principal amount of Series G Medium-term Notes bearing interest at the per annum rate of 7.08 percent with a maturity date of October 5, 2029. In December 2000, Indiana Gas filed a prospectus with the Securities and Exchange Commission with respect to the issuance of $70 million in debt securities. On December 28, 2000, $20 million of 15-Year Insured Quarterly (IQ) Notes bearing interest at a rate of 7.15 percent per year and $50 million of 30-Year IQ Notes bearing interest at a rate of 7.45 percent per year were issued. The 15-Year IQ Notes will mature on December 15, 2015, and the 30-Year IQ Notes will mature on December 16, 2030, unless, in each case, redeemed prior to that date. Indiana Gas will have the option to redeem the 15-Year IQ Notes, in whole or in part, from time to time on or after December 15, 2004. Indiana Gas will have the option to redeem the 30-Year IQ Notes in whole or in part, from time to time on or after December 15, 2005. The net proceeds of the debt issuance were used to repay outstanding commercial paper utilized for general corporate purposes.

10.   Fair Value of Financial Instruments

The carrying values and estimated fair values of Vectren's financial instruments were as follows:


                                                       At December 31,
In thousands                       2000                   1999
                           -------------------    -------------------
                                     Estimated              Estimated
                           Carrying     Fair      Carrying     Fair
                            Amount     Value       Amount     Value
                           --------  ---------    --------  ---------
Short-term borrowings       $759,908  $759, 908    $207,638   $207,638
Partnership obligations
  (includes amounts
  due within one year            249        312         845        905
Redeemable preferred
  stock of subsidiary          7,500      7,737       7,500      7,538
Long term debt (includes
  Amounts due within
  one year)                  685,903    758,478     541,202    544,928


Certain methods and assumptions must be used to estimate the fair value of financial instruments. Because of the short maturity of notes payable, the carrying amounts approximate fair values for these financial instruments. The fair value of Vectren's long-term debt was estimated based on the quoted market prices for the same or similar issues or on the current rates offered to Vectren for debt of the same remaining maturities. The fair value of partnership obligations was estimated based on current quoted market rate of comparable debt. The fair value of redeemable preferred stock of SIGECO was based on the current quoted market rate of long-term debt with similar characteristics.

Under current regulatory treatment, call premiums on reacquisition of long-term debt are generally recovered in customer rates over the life of the refunding issue or over a 15-year period (see Note 5M ). Accordingly, any reacquisition would not be expected to have a material effect on Vectren's financial position or results of operations.

The market price used to value these transactions reflects management's best estimate of market prices considering various factors, including published prices for certain delivery locations, time value and volatility factors underlying the commitments.

11.  Common Stock

On March 31, 2000, the merger of Indiana Energy and SIGCORP with and into Vectren was consummated with a tax-free exchange of shares and has been accounted for as a pooling of interests. The common shareholders of SIGCORP received 1.333 shares of Vectren common stock for each SIGCORP common share and the common shareholders of Indiana Energy received one share of Vectren common stock for each Indiana Energy common share, resulting in the issuance of 61.3 million shares of Vectren common stock.

The Vectren board of directors has adopted a Shareholder Rights Agreement. Under the Shareholder Rights Agreement, the Vectren board of directors has declared a dividend distribution of one right for each outstanding Vectren common share. A right will attach to each Vectren common share Vectren issues. Each right entitles the holder to purchase from Vectren one share at a price of $65.00 per share (subject to adjustment to prevent dilution). Initially, the rights will not be exercisable. The rights only become exercisable 10 days following a public announcement that a person or group of affiliated or associated persons (Vectren Acquiring Person) has acquired beneficial ownership of 15 percent or more of the outstanding Vectren common shares (or a 10 percent acquirer who is determined by the Vectren board of directors to be an adverse person), or 10 days following the announcement of an intention to make a tender offer or exchange offer the consummation of which would result in any person or group becoming a Vectren Acquiring Person. The Vectren Shareholder Rights Agreement expires October 21, 2009.

Conversion of Options
---------------------
Certain SIGCORP and SIGECO employees held options to purchase SIGCORP common shares granted under the 1994 SIGECO Stock Option Plan and other employee compensation benefits arrangements. When the merger was consummated, each unexpired and unexercised option to purchase SIGCORP common shares was automatically converted into an option to purchase the number of Vectren common shares that could have been purchased under the original option multiplied by 1.333. The exercise price per Vectren common share under the new option is equal to the original per share price divided by 1.333. The new Vectren options will otherwise be subject to the same terms and conditions as the original SIGCORP options. The expiration dates for options outstanding as of December 31, 2000, ranged from July 13, 2004 to July 19, 2009. This stock option activity for the past three years, converted to Vectren common shares, was as follows:

                                                     At December 31,
                                      2000      1999       1998
                                       -------    -------   --------
Outstanding at January 1               931,004   671,389     610,742
Granted                                      -   272,783      99,973
Cancelled                             (30,955)         -           -
Exercised                             (40,608)  (13,168)    (39,326)
                                      --------  --------   ---------
Outstanding at December 31             859,441   931,004     671,389
                                      ========  ========   =========
Exercisable at December 31             781,415   658,221     508,892
Reserved for future grants at
  end of year                                -         -     272,783
Weighted Average Option Price:
    Exercisable                         $18.41    $17.53      $15.88
    Outstanding at end of year          $18.23    $18.33      $17.46

                                                  At December 31, 2000
               Options Outstanding                Options Exercisable
      -------------------------------------       -------------------
                Number of    Average    Weighted  Number of  Weighted
   Range of      Options    Remaining    Average   Options   Average
   Exercise       Out-     Contractual  Exercise    Exer-    Exercise
    Prices      standing       Life       Price    cisable   Price
----------     ----------  -----------  --------  ---------  --------
$12.03-$14.43      229,230     3.4         $13.82   229,230     $13.82
14.44-16.84         50,779     4.0          15.32    50,779      15.32
16.85-19.24         52,124     5.2          17.44    52,124      17.44
19.25-21.65        431,908     7.8          20.09   353,882      20.05
 24.05              95,400     7.3          24.05    95,400      24.05
------------   ----------  -----------  --------  ---------  --------
$12.03-$24.05      859,441     6.2         $18.41   781,415     $18.23
============   ==========  ===========  ========  =========  ========

Vectren accounts for stock compensation in accordance with APB 25, "Accounting for Stock Issued to Employees." Under APB 25, no compensation cost has been recognized for stock options. Had compensation cost for stock options been determined consistent with SFAS No. 123 "Accounting for Stock-based Compensation," net income would have been reduced to the following pro forma amounts:


                                                      At December 31,
In thousands, except per share amounts) 2000        1999      1998

                                        -------     -------   -------
Net Income:
  As reported                            $72,040    $90,748   $86,600
  Pro forma                               71,583     90,077    86,085
Basic Earnings Per Share:
  As reported                              $1.18      $1.48     $1.41
  Pro forma                                 1.17       1.47      1.40
Diluted Earnings Per Share:
  As reported                              $1.17      $1.48     $1.40
  Pro forma                                 1.17       1.47      1.39


The fair value of each option granted used to determine pro forma net income is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the years ended December 31, 1999 and 1998: risk-free interest rate of 6.46 percent and 4.44 percent, respectively; expected option term of five years; expected volatilities of 34.00 percent and 33.16 percent, respectively; and dividend rates of 4.46 percent and 3.77 percent, respectively. No options were granted in 2000.

Conversion of Restricted Stock
-----------------------------
Indiana Energy had an Executive Restricted Stock Plan for the principal officers of the company and participating subsidiary companies. Indiana Energy also had a Directors' Restricted Stock Plan through which non-employee directors receive one-third of their combined compensation (exclusive of attendance fees) as directors of Indiana Energy, Indiana Gas or IEI Investments, Inc. in shares of Indiana Energy's common stock subject to certain restrictions on transferability.

Upon consummation of the merger, the restrictions on each outstanding share of restricted stock of Indiana Energy lapsed and all shares of Indiana Energy that were issued as restricted stock were treated as unrestricted shares of Indiana Energy in the merger exchange. During 2000, Vectren adopted these plans and restricted shares were issued to executives and non-employee directors.

Common stock dividends of Vectren may be reinvested under a Dividend Reinvestment and Stock Purchase Plan. Common shares purchased in connection with the plan are currently being acquired through the open market.

At December 31, 2000 and 1999, respectively, shares of common stock reserved for issuance were as follows:

                                              At December 31,
                                         2000         1999
                                        --------    ---------
Dividend Reinvestment and Stock
  Purchase Plan                        1,018,435      417,836
Executive Restricted Stock Plan          222,726      346,319
Directors' Restricted Stock Plan          50,116       54,994
Retirement Savings Plan                  853,423      964,208
Total                                  2,144,700    1,783,357

12.   Earnings Per Share
Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share assumes the conversion of stock options into common shares using the treasury stock method to the extent the effect would be dilutive.

The following table illustrates the basic and dilutive earnings per share calculations.

                                             Year Ended December 31,
In thousands, except
per share amounts          2000                      1999
                           -----                    ------
                                   Per                        Per
                 Income   Shares  Share   Income    Shares   Share
                                  Amount                     Amount
                  ------  ------  ------  -------   -------  -------
Basic EPS        $72,040  61,297  $1.18  $90,748   61,306   $1.48
Effect of
dilutive
  stock options               83                      124
                 -------  ------  ------ --------  -------  ------
 Diluted EPS     $72,040  61,380   $1.17  $90,748  61,430   $1.48
                 =======  ======  ====== ========  =======  ======


                    Year Ended December 31,
In thousands,
except
per share
amounts                    1998
                          ------
                                     Per
                 Income   Shares    Share
                                   Amount
                 ------   -------  --------
Basic EPS       $86,600    61,578     $1.41
Effect of
  dilutive
  stock options               178
                -------  -------- ---------
Diluted EPS     $86,600    61,756     $1.40
                =======  ========  ========


Options to purchase 526,469 common shares for the year ended December 31, 2000 and 99,973 common shares for the years ended December 31, 1999 and 1998 were not included in the computation of dilutive earnings per share because the options' exercise prices were greater than the average market price of the common shares during the period. Exercise prices for options excluded from the computation ranged from $19.83 to $24.05 in 2000 and equaled $24.05 in 1999 and 1998.

Subsequent to December 31, 2000, Vectren issued about 6.3 million common shares in a public offering (see Note 22).

13.   Retirement Plans and Other Postretirement Benefits

Prior to July 1, 2000, SIGCORP and Indiana Energy had separate retirement and other postretirement benefit plans. The activities in these plans are described below by company. Effective July 1, 2000, the SIGECO and Indiana Energy pension plans for employees not covered by a collective bargaining unit were merged. Also effective July 1, 2000, the SIGECO and Indiana Energy retirement savings plans for employees not covered by a collective bargaining unit were merged, as were their postretirement health care and life insurance plans.

Vectren has multiple defined benefit pension and other postretirement benefit plans which cover eligible full-time regular employees. All of the plans are non-contributory with the exception of the health care plan which contains cost-sharing provisions whereby employees retiring after January 1, 1996, are required to make contributions to the plan when increases in Indiana Energy's health care costs exceed the general rate of inflation, as measured by the Consumer Price Index (CPI). The nonpension plans include plans for health care and life insurance through a combination of self-insured and fully insured plans.

The IURC has authorized SIGECO and Indiana Gas to recover the costs related to postretirement benefits other than pensions under the accrual method of accounting consistent with Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. Amounts accrued prior to that authorization were deferred as allowed by the IURC and amortized over a 60-month period.

The detailed disclosures of benefit components that follow are based on an actuarial valuation performed for the December 31, 2000 financial statements using a measurement date as of September 30, 2000. The disclosures required as of and for the years ended December 31, 1999 and 1998 have been restated based on actuarial valuations previously performed for SIGECO as of December 31 and Indiana Gas as of September 30, respectively. In management's opinion, disclosures from revised actuarial valuations would not differ materially from those presented below.

Net periodic benefit cost consisted  of the following components:


                                             Year Ended December 31,
                      Pension Benefits            Other Benefits
                ---------------------------  ----------------------
 In thousands     2000      1999      1998    2000    1999     1998
                 --------  -------- -------- ------- -------  -------
Service cost     $  4,282  $  5,053 $  4,056  $1,328 $ 1,502   $1,299
Interest cost      11,708    10,550    9,986   5,904   4,844    4,863
Expected return
 on plan assets  (15,815)  (13,826) (12,742)   (921)   (751)    (577)
Amortization of
 prior service
 cost                 157       361      256       -       -        -
Amortization of
 transitional
 obligation
 (asset)            (744)     (734)    (734)   3,738   3,266    3,267
Recognized
 actuarial gain   (1,040)      (10)     (47) (1,475)   (889)  (1,204)
Settlement
 charge             2,123         -        -       -       -        -
Special               553         -        -       -       -        -
termination
benefit charge
                 --------  --------  -------  ------ -------  -------
Net periodic
benefit cost     $  1,224  $  1,394  $   775  $8,574 $ 7,972   $7,648
                 ========  ========  =======  ====== =======  =======


A reconciliation of the plan's benefit obligations, fair value of plan assets, funded status and amounts recognized in the Consolidated Balance Sheets follows:

                                                     At December 31,
Benefit obligation            Pension Benefits     Other Benefits
                             ------------------   ----------------
 In thousands                  2000      1999      2000      1999
                              --------  --------  --------  --------
Benefit obligation at
 beginning of year            $151,505  $156,840  $ 68,278  $ 73,598
Service cost - benefits
 earned during the year          4,282     5,053     1,328     1,502
Interest cost on projected      11,708    10,550     5,904     4,844
 benefit obligation
Plan amendments                  2,418   (3,278)     (711)         -
Acquisitions                       700         -         -         -
Settlements                      2,123         -         -         -
Benefits paid                 (10,382)   (8,001)   (5,396)   (3,605)
Actuarial (gain) loss            4,614   (9,659)     7,975   (8,061)
                              --------  --------  --------  --------
Benefit obligation at end
 of year                      $166,968  $151,505  $ 77,378  $ 68,278
                              ========  ========  ========  ========


Fair value of Plan Assets     Pension Benefits     Other Benefits
                              ----------------    ----------------
In thousands                   2000      1999      2000      1999
                             --------  --------  --------  --------
Plan assets at fair value at
 beginning of year            $187,261  $180,965  $ 11,710  $  9,511
Actual return on plan assets    16,959    14,179       595     1,434
Employer contributions               -       118     4,314     4,369
Benefits paid                 (10,382)   (8,001)   (5,396)   (3,604)
                              --------  --------  --------  --------
Fair value of plan assets at
 end of year                  $193,838  $187,261  $ 11,223  $ 11,710
                              ========  ========  ========  ========


Funded Status                 Pension Benefits     Other Benefits
                             -----------------  -------------------
 In thousands                  2000     1999      2000       1999
                             -------- --------  --------- ---------
Funded status                $ 26,870   $35,756 $(66,155)  $(56,568)
Unrecognized transitional
 obligation (asset)           (1,491)   (2,279)    39,969     44,418
Unrecognized service cost       5,357     3,639         -          -
Unrecognized net (gain)
 loss and other              (36,968)  (44,733)  (19,697)   (28,792)
                             --------  -------- ---------  ---------
Net amount recognized        $(6,232)  $(7,617) $(45,883)  $(40,942)
                             ========  ======== =========  =========

The aggregate benefit obligation and aggregate fair value of the plan assets for pension plans with benefit obligations in excess of plan assets were $10.5 million and $7.9 million, respectively, as of December 31, 2000, and $5.5 million and $4.5 million, respectively, as of December 31, 1999.

Weighted-average assumptions used in the accounting for these plans were as follows:

                                              Year Ended December 31,
                                  Pension Benefits    Other Benefits
                                  -----------------   ---------------
                                       2000    1999     2000     1999
                                   -------- -------    -----   ------
Discount rate                         7.75%   7.50%    7.75%    7.50%
Expected return on plan assets        8.50%   8.50%      N/A      N/A
Rate of compensation increase         5.00%   5.00%      N/A      N/A
CPI rate                                N/A     N/A    7.00%    6.50%


As of December 31, 2000, the health care cost trend is 7 percent declining to 5 percent in 2004 and remaining level thereafter. The accrued health care cost trend rate for 2001 is 7 percent. The estimated cost of these future benefits could be significantly affected by future changes in health care costs, work force demographics, interest rates or plan changes.

A 1 percent change in the assumed health care cost trend for Vectren's postretirement health care plan would have the following effects:

In thousands                      1% Increase    1% Decrease
Effect on the aggregate of the
 service and interest
 cost components                   $     483      $     (394)

Effect on the postretirement
  Benefit obligation                   5,107          (4,263)

Vectren has adopted Voluntary Employee Beneficiary Association
(VEBA) Trust Agreements for the funding of postretirement health benefits for retirees and their eligible dependents and beneficiaries. Annual funding is discretionary and is based on the projected cost over time of benefits to be provided to cover persons consistent with acceptable actuarial methods. To the extent these postretirement benefits are funded, the benefits will not be shown as a liability on Vectren's financial statements.

Vectren also has defined contribution retirement savings plans that are qualified under sections 401(a) and 401(k) of the Internal Revenue Code. During 2000, 1999, and 1998, Vectren made contributions to these plans of $1.6 million, $1.9 million and $2.3 million, respectively.

14.   Leveraged Leases

Southern Indiana Properties, Inc. (SIPI), a wholly owned subsidiary, is a lessor in several leveraged lease agreements under which real estate or equipment is leased to third parties. The economic lives and lease terms vary with the leases. The total equipment and facilities cost was approximately $409.7 million at December 31, 2000 and 1999. The cost of the equipment and facilities was partially financed by nonrecourse debt provided by lenders, who have been granted an assignment of rentals due under the leases and a security interest in the leased property, which they accepted as their sole remedy in the event of default by the lessee. Such debt amounted to approximately $380.0 million and $373.5 million at December 31, 2000 and 1999, respectively. SIPI's net investment in leveraged leases at December 31, 2000 and 1999, respectively, was as follows:


                                                     At December 31,
 In thousands                                        2000       1999
                                                 --------   --------
Minimum lease payments receivable                $165,210   $161,551
Estimated residual value                           29,073     29,073
Less: unearned income                             101,138    104,887
Investment in lease financing receivables
 and loan                                          93,145     85,737
Less: deferred taxes arising from
 leveraged leases                                  38,302     30,700
                                                 --------   --------
Net investment in leveraged leases               $ 54,843   $ 55,037
                                                 ========   ========


15.   Commitments and Contingencies

Future minimum lease payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 2000 are as follows:

 In millions
2001                            $  4.1
2002                               3.9
2003                               3.4
2004                               3.1
2005                               2.4
Thereafter                         6.7
                             ---------
Total                            $23.6
                             =========

Total lease expense, in millions, was $3.4 in 2000, $2.7 in 1999, and $2.2 in 1998.

Vectren is party to various legal proceedings arising in the normal course of business. In the opinion of management, with the exception of litigation matters related to the Clean Air Act and ProLiance, there are no legal proceedings pending against Vectren that are likely to have a material adverse effect on the financial position or results of operations. Refer to Note 6 for litigation matters related to ProLiance and Note 17 for litigation matters concerning the Clean Air Act.

A wholly owned subsidiary of Vectren has an 8.3 percent ownership interest in Pace Carbon Synfuels Investors, LP (Pace Carbon), a Delaware limited partnership formed to develop, own and operate four projects to produce and sell coal-based synthetic fuel. In addition to its initial investment of $7.5 million, Vectren has a continuing obligation to invest approximately $40 million in Pace Carbon, with any such additional investments to be funded to the extent it generates federal tax credits that are earned from the
production and sale of briquettes by the projects.    As of
December 31, 2000, Vectren's net investment in Pace Carbon totaled approximately $6.7 million and is included in investments in partnerships and other corporations in the Consolidated Balance Sheets.

A wholly owned subsidiary of Vectren has committed to invest $10 million in Haddington Energy Partners, LP (Haddington) of which $9.8 million has been funded as of December 31, 2000.
Haddington, a Delaware limited partnership, raised $77 million to invest in energy projects. On July 28, 2000, Vectren made a commitment to fund an additional $20 million in Haddington Energy Partners II, LP, which is expected to raise an additional $150 million. This second fund will provide additional capital for the initial fund portfolio companies as well as make investments in new areas, such as distributed generation, power backup and quality devices, and emerging technologies such as fuel cells, microturbines and photovoltaics. Through December 31, 2000, Vectren had invested approximately $2.1 million of this $20 million commitment to Haddington II. The remainder of this investment is expected to be made through 2002. As of December 31, 2000, Vectren's net investment in the Haddington Ventures totaled approximately $13.0 million and is included in investments in partnerships and other corporations in the Consolidated Balance Sheets.

Vectren has entered into a contract to purchase and construct an 80-megawatt combustion gas turbine generator which will be owned by SIGECO. The total capital cost of the project is estimated to be $33 million during the 2001-2002 construction period.

Vectren has invested to date approximately $33 million with Utilicom Networks. On December 22, 2000, Vectren announced its commitment to invest up to $100 million with Utilicom Networks, pending completion of all funding (see Note 7).

16.   Income Taxes

The components of consolidated income tax expense were as follows:

                                              Year Ended December 31,
 In thousands                                 2000     1999      1998
                                          -------   -------  -------
Current:
     Federal                               $19,976  $33,028   $34,449
     State                                   2,908    5,379     5,450
                                           -------  -------   -------
Total current taxes                         22,884   38,407    39,899
                                           -------  -------   -------
Deferred:
     Federal                                11,591    8,238     4,625
     State                                   2,117    1,423       181
                                           -------  -------   -------
Total deferred taxes                        13,708    9,661     4,806
                                           -------  -------   -------
Amortization of investment tax credits     (2,360)  (2,360)   (2,377)

Consolidated income tax expense            $34,232  $45,708   $42,328
                                           =======  =======   =======

A reconciliation of the statutory rate to the effective income tax rate is as follows:

                                            Year Ended December 31,
                                             2000    1999     1998
                                           -------  ------   ------
    Statutory federal and state rate         37.9%    37.9%    37.9%
    Nondeductible merger costs                4.0        -        -
    Amortization of investment tax credit    (2.2)    (1.7)    (1.8)
    Other tax credits                        (7.1)    (3.2)    (2.9)
    All other, net                           (0.2)     0.3     (0.5)
                                           -------  -------  -------
Effective tax rate                           32.4%    33.3%    32.7%
                                           =======  =======  =======

Indiana Gas, SIGECO and the Ohio operations use a normalized method of accounting for deferred income taxes as required by the IURC and PUCO. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred income taxes are provided for taxes not currently payable due to, among other things, the use of various accelerated depreciation methods, shorter depreciable lives and the deduction of certain construction costs for tax purposes. Taxes deferred in prior years are being charged and income credited as these tax effects reverse over the lives of the related assets.

Significant components of Vectren's net deferred tax liability as of December 31, 2000 and 1999 are as follows:

                                             At December 31,
 In thousands                                2000       1999
                                         --------  ---------
Deferred tax liabilities:
     Depreciation and cost recovery
       timing differences                $185,113   $185,799
     Deferred fuel costs, net              33,446      2,427
     Leveraged leases                      38,302     30,700
     Regulatory assets recoverable
       through future rates                28,726     30,519
Deferred tax assets:
     LIFO inventory                       (7,900)          -
     Regulatory liabilities to be
       settled through future rates      (32,293)   (29,211)
 Tax credit carryforwards                (17,079)          -
     Other - net                         (15,483)    (4,714)
                                        ---------  ---------
Net deferred tax liability               $212,832   $215,520
                                        =========   ========

At December 31, 2000, the components of the net deferred tax liability are reflected in the Consolidated Balance Sheets as a long-term liability of approximately $229.9 million and as a reduction to accrued taxes in current liabilities of approximately $17.1 million.

Investment tax credits have been deferred and are being credited to income over the life of the property, giving rise to the credit. The Tax Reform Act of 1986 eliminated investment tax credits for property acquired after January 1, 1986.

At December 31, 2000, Vectren has Alternative Minimum Tax credit carryforward of approximately $13 million, which has no expiration date. Through certain of its non-regulated subsidiaries and investments, Vectren also realizes Federal income tax credits associated with affordable housing projects, historical rehabilitation projects and projects for the production and sale of synthetic fuels. At December 31, 2000, Vectren has tax credit carryforwards of approximately $4.1 million which expire in 20 years.

17.  Environmental Matters

Clean Air Act
-------------
NOx SIP CALL MATTER. In October 1997, the United States Environmental Protection Agency (USEPA) proposed a rulemaking that could require uniform nitrogen oxide (NOx) emissions reductions of 85 percent by utilities and other large sources in a 22-state region spanning areas in the Northeast, Midwest, Great Lakes, Mid-Atlantic and South. This rule is referred to as the "NOx SIP call". The USEPA provided each state a proposed budget of allowed NOx emissions, a key ingredient of ozone, which requires a significant reduction of such emissions. Under that budget, utilities may be required to reduce NOx emissions to a rate of 0.15 lb/mmBtu below levels already imposed by Phase I and Phase II of the Clean Air Act Amendments of 1990 (the Act). Midwestern states (the alliance) have been working together to determine the most appropriate compliance strategy as an alternative to the USEPA proposal. The alliance submitted its proposal, which calls for a smaller, phased in reduction of NOx levels, to the USEPA and the Indiana Department of Environmental Management (IDEM) in June 1998.

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

On March 3, 2000, the D.C. Circuit of Appeals upheld the USEPAs October 27, 1998 final rule requiring 23 states and the District of Columbia to file revised SIPs with the USEPA by no later than September 30, 1999. Numerous petitioners, including several states, have filed petitions for rehearing with the U.S. Court of Appeals for the District of Columbia in Michigan v. the USEPA.
On June 22, 2000, the D.C. Circuit Court of Appeals denied petition for rehearing en banc and lifted its May 25, 1999 stay. Following this decision, on August 30, 2000, the D.C. Circuit Court of Appeals issued an extension of the SIP Call implementation deadline, previously May 1, 2003, to May 31, 2004. On September 20, 2000, petitioners filed a Petition of Writ of Certiori with the United States Supreme Court requesting review of the D.C. Circuit Courts March 3, 2000 Order. The Court has not yet ruled on the Petition for Certiorari. The EPA granted
Section 126 Petitions filed by northeastern states that require named sources in the eastern half of Indiana to achieve NOx reduction by May 1, 2003. No SIGECO facilities are named in the
Section 126 Petitions filed by northeastern states, therefore the compliance date remains May 31, 2004.

The proposed NOx emissions budget for Indiana stipulated in the USEPAs final ruling requires a 36 percent reduction in total NOx emissions from Indiana. The ruling, pending finalization of state rule making, could require SIGECO to lower its system-wide emissions by approximately 70 percent. Depending on the level of system-wide emissions reductions ultimately required, and the control technology utilized to achieve the reductions, the estimated construction costs of the control equipment could reach $160 million, which are expected to be expended during the 2001-2004 period, and related additional operation and maintenance expenses could be an estimated $8 million to $10 million, annually.

MERCURY EMISSIONS. On December 14, 2000, the USEPA released a statement announcing that reductions of mercury emissions from coal-fired plants will be required in the near future. The USEPA will propose regulations by December 2003 and issue final rules by December 2004.

Under the Act, the USEPA is required to study emissions from power plants in order to determine if additional regulations are necessary to protect public health. The USEPA reported its study to Congress in February 1998. That study concluded that of all toxic pollution examined, mercury posed the greatest concern to public health. An earlier USEPA study concluded that the largest source of human-made mercury pollution in the United States was coal-fired power plants.

After completion of the study, the Act required the USEPA to determine whether to proceed with the development of regulations.
The USEPA announced that it had affirmatively decided that mercury air emissions from power plants should be regulated.

CULLEY GENERATING STATION INVESTIGATION MATTER. The USEPA initiated an investigation under Section 114 of the Act of SIGECOs coal-fired electric generating units in commercial operation by 1977 to determine compliance with environmental permitting requirements related to repairs, maintenance, modifications and operations changes. The focus of the investigation was to determine whether new source performance standards should be applied to the modifications and whether the best available control technology was, or should have been, used. Numerous other electric utilities were, and are currently, being investigated by the USEPA under an industry-wide review for similar compliance. SIGECO responded to all of the USEPAs data requests during the investigation. In July 1999, SIGECO received a letter from the Office of Enforcement and Compliance Assurance of the USEPA discussing the industry-wide investigation, vaguely referring to the investigation of SIGECO and inviting SIGECO to participate in a discussion of the issues. No specifics were noted; furthermore, the letter stated that the communication was not intended to serve as a notice of violation. Subsequent meetings were conducted in September and October with the USEPA and targeted utilities, including SIGECO, regarding potential remedies to the USEPAs general allegations.

On November 3, 1999, the USEPA filed a lawsuit against seven utilities, including SIGECO. The USEPA alleges that, beginning in 1992, SIGECO violated the Act by: (i) making modifications to its Culley Generating Station in Yankeetown, Indiana without obtaining required permits; (ii) making major modifications to the Culley Generating Station without installing the best available emission control technology; and (iii) failing to notify the USEPA of the modifications. In addition, the lawsuit alleges that the modifications to the Culley Generating Station required SIGECO to begin complying with federal new source performance standards.

SIGECO believes it performed only maintenance, repair and replacement activities at the Culley Generating Station, as allowed under the Act. Because proper maintenance does not require permits, application of the best available emission control technology, notice to the USEPA, or compliance with new source performance standards, SIGECO believes that the lawsuit is without merit, and intends to vigorously defend the lawsuit.

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

While it is possible that SIGECO could be subjected to criminal penalties if the Culley Generating Station continues to operate without complying with the new source performance standards and the allegations are determined by a court to be valid, SIGECO believes such penalties are unlikely as the USEPA and the electric utility industry have a bonafide dispute over the proper interpretation of the Act. Consequently, SIGECO anticipates at this time that the plant will continue to operate while the matter is being decided.

INFORMATION REQUEST. On January 23, 2001, SIGECO received an information request from the USEPA under Section 114(a) of the Act for historical operational information on the Warrick and A.B. Brown generating stations. SIGECO plans to provide all information requested, and management believes that no significant issues will arise from this request.

Manufactured Gas Plants
-----------------------
In the past, Indiana Gas and others operated facilities for the manufacture of gas. Given the availability of natural gas transported by pipelines, these facilities have not been operated for many years. Under currently applicable environmental laws and regulations, Indiana Gas and the others may now be required to take remedial action if certain byproducts are found above the regulatory thresholds at these sites.

Indiana Gas has identified the existence, location and certain general characteristics of 26 gas manufacturing and storage sites for which it may have some remedial responsibility. Indiana Gas has completed a remedial investigation/feasibility study (RI/FS) at one of the sites under an agreed order between Indiana Gas and IDEM, and a Record of Decision was issued by IDEM in January 2000. Although Indiana Gas has not begun an RI/FS at additional sites, Indiana Gas has submitted several of the sites to IDEMs Voluntary Remediation Program (VRP) and is currently conducting some level of remedial activities including groundwater monitoring at certain sites where deemed appropriate and will continue remedial activities at the sites as appropriate and necessary.

Indiana Gas has accrued the estimated costs for further investigation, remediation, groundwater monitoring and related costs for the sites. While the total costs that may be incurred in connection with addressing these sites cannot be determined at this time, Indiana Gas has accrued costs that it reasonably expects to incur.

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

With respect to insurance coverage, as of December 31, 2000, Indiana Gas has received and recorded settlements from all known insurance carriers in an aggregate amount of approximately $20.3 million.

Environmental matters related to manufactured gas plants have had no material impact on earnings since costs recorded to date approximate PRP and insurance settlement recoveries. While Indiana Gas has recorded all costs which it presently expects to incur in connection with activities at these sites, it is possible that future events may require some level of additional remedial activities which are not presently foreseen.

18.  Rate and Regulatory Matters

As a result of the ongoing appeal of a generic order issued by the IURC in August 1999 regarding guidelines for the recovery of purchased power costs, SIGECO entered into a settlement agreement with the Indiana Office of Utility consumer Counselor (OUCC) that provides certain terms with respect to the recoverability of such costs. The settlement, originally approved by the IURC on August 9, 2000, has been extended by agreement through March 2002.
Under the settlement, SIGECO can recover the entire cost of purchased power up to an established benchmark, and during forced outages, SIGECO will bear a limited share of its purchased power costs regardless of the market costs at that time. Based on this agreement, SIGECO believes it has significantly limited its exposure to unrecoverable purchased power costs.

Commodity prices for natural gas purchases during the last six months of 2000 increased significantly, primarily due to the expectation of a colder winter, which led to increased demand and tighter supplies. Vectren's utility subsidiaries are typically allowed full recovery of such charges in purchased gas costs from their retail customers through commission-approved gas cost adjustment (GCA). On October 11, 2000, Indiana Gas filed for approval of its quarterly GCA. In early December, the IURC issued an interim order approving the request by Indiana Gas for a GCA factor for December 2000. On January 4, 2001, the IURC approved the January and February 2001 GCA as filed. The order also addressed the claim by the OUCC that a portion of the requested GCA be disallowed because Indiana Gas should have entered into additional commitments for this winter's gas supply in late 1999 and early 2000. In procuring gas supply for this winter, Indiana Gas followed the gas procurement practices that it had employed over the last several years. In response to the claim by the OUCC, the IURC found that there should be a $3.8 million disallowance related to gas procurement for the winter season. As a result, Indiana Gas recognized a pre-tax charge of $3.8 million in December 2000. Both Indiana Gas and the OUCC have appealed this ruling. The Citizens Action Coalition of Indiana, Inc., a not for profit consumer advocate, has also filed with the IURC a petition to intervene and a notice of appeal of the order.

19.   Affiliate Transactions

ProLiance provides natural gas supply and related services to Indiana Gas. Indiana Gas' purchases from ProLiance for resale and for injections into storage for the years ended December 31, 2000 and 1999, totaled $401.4 million and $240.7 million, respectively. As of December 31, 2000, Vectren's net investment in ProLiance totaled approximately $20.3 million and is included in investments in partnerships and other corporations in the Consolidated Balance Sheets.

ProLiance has a standby letter of credit facility with a bank for letters up to $45.0 million. This facility is secured in part by a support agreement from Vectren. Letters of credit outstanding at December 31, 2000 totaled $22.0 million.

CIGMA, LLC (CIGMA), owned jointly and equally by a wholly owned subsidiary of Vectren and a third party, provides materials acquisition and related services that are used by Indiana Gas and others. Indiana Gas' purchases of these services during the years ended December 31, 2000 and 1999, totaled $17.2 million and $17.3 million, respectively. As of December 31, 2000, Vectren's net investment in CIGMA totaled approximately $4.2 million and is included in investments in partnerships and other corporations in the Consolidated Balance Sheets.

Reliant Services, LLC (Reliant), owned jointly and equally by a wholly owned subsidiary of Vectren and Cinergy Corp., provides utility locating, meter reading and construction services to Indiana Gas and others. Amounts paid by Indiana Gas to Reliant for such services totaled $3.7 million and $2.9 million for years ended December 31, 2000 and 1999, respectively. On December 13, 2000, Reliant purchased the common stock of Miller Pipeline Corporation from NiSource, Inc. for approximately $68.3 million. Vectren and Cinergy Corp. each contributed $16 million of equity, and the remaining $36.3 million was funded with 7-year intermediate bank loans. As of December 31, 2000, Vectren's net investment in Reliant totaled approximately $19.2 million and is included in investments in partnerships and other corporations in the Consolidated Balance Sheets.

Vectren is a two-thirds guarantor of certain surety bond and other obligations of Energy Systems Group, LLC, a two-thirds owned consolidated subsidiary. Vectren's share of the guarantee of such obligations totaled $50.6 million at December 31, 2000.

Amounts owed to unconsolidated affiliates totaled $102.5 million and $29.3 million at December 31, 2000 and 1999, respectively, and are included in accounts payable on the Consolidated Balance Sheets. The $73.2 million increase at December 31, 2000 is due primarily to amounts owed to ProLiance resulting from the much higher gas prices and increased customer consumption. Amounts due from unconsolidated affiliates totaled $17.6 million and $7.6 million at December 31, 2000 and 1999, respectively, and are included in accounts receivable on the Consolidated Balance Sheets.

20.   Segment Reporting

SFAS 131 "Disclosure about Segments of an Enterprise and Related Information" establishes standards for the reporting of information about operating segments in financial statements and disclosures about products, services and geographical areas. Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in the assessment of performance.

There were three operating segments of Vectren during 2000: (1) Gas Utility Services, (2) Electric Utility Services, and (3) Non-regulated Operations. The Gas Utility Services segment includes regulated gas utilities which provide natural gas distribution and transportation services. The Electric Utility Services segment generates, transmits and distributes and sells electricity within primarily southwestern Indiana communities. The Non-regulated Operations segment is made up of various businesses providing energy-related products and services; telecommunication products and services; materials management, debt collection and meter reading services; underground utility asset location and construction services; structured finance and investment transactions including leveraged leases of real estate and equipment; venture capital projects; coal mining and sales; and other energy-related services. Revenues for each segment are principally attributable to customers in the United States.

The following tables provide information about business segments. Vectren makes decisions on finance and dividends at the corporate level; these topics are addressed on a consolidated basis. In addition, adjustments have been made to the segment information to arrive at information included in the consolidated results of operations and financial position. These adjustments include unallocated corporate assets, revenues and expenses and the elimination of intercompany transactions.






                                       At and Year Ended December 31,
 In thousands                         2000        1999       1998
                                   ----------  ---------- ---------
Operating Revenues:
   Gas Utility Services            $  818,753  $  499,573   $ 487,260
   Electric Utility Services          336,409     307,569     297,865
   Non-regulated Operations           552,838     315,367     256,220
   Intersegment Eliminations         (59,310)    (54,092)    (43,639)
                                    ---------  ----------   ---------
   Total operating revenues        $1,648,690  $1,068,417   $ 997,706
                                   ==========  ==========   =========

Interest Expense:
   Gas Utility Services            $   27,969  $   18,704   $  17,601
   Electric Utility Services           18,103      17,544      18,191
   Non-regulated Operations            23,107      12,535       8,046
   Intersegment Eliminations         (12,046)     (5,921)     (3,537)
                                   ----------  ----------   ---------
   Total interest expense          $   57,133  $   42,862   $  40,301
                                   ==========  ==========   =========

Income Taxes:
   Gas Utility Services            $   11,538  $   18,830   $  16,211
   Electric Utility Services           23,386      24,331      22,881
   Non-regulated Operations             (595)       2,575       3,148
   Intersegment Eliminations             (97)        (28)          88
                                   ----------  ----------   ---------
   Total income taxes              $   34,232  $   45,708   $  42,328
                                   ==========  ==========   =========

Net Income:
   Gas Utility Services            $   15,589  $   33,612   $  30,931
   Electric Utility Services           36,811      41,820      38,342
   Non-regulated Operations            19,799      15,316      17,327
   Intersegment Eliminations            (159)           -           -
                                   ----------  ----------   ---------
   Net income                      $   72,040  $   90,748   $  86,600
                                   ==========  ==========   =========

Depreciation and amortization:
   Gas Utility Services            $   43,791  $    8,623   $  37,082
   Electric Utility Services           38,639      40,829      38,077
   Non-regulated Operations            23,231       7,546       6,399
   Intersegment Eliminations                -           -           -
                                   ----------  ----------   ---------
   Total depreciation and
     amortization                  $  105,661  $   86,998   $  81,558
                                   ==========  ==========   =========

Capital expenditures:
   Gas Utility Services            $   73,114  $   72,773   $  64,701
   Electric Utility Services           37,549      51,080      47,114
   Non-regulated Operations            53,603       8,306      23,254
   Intersegment Eliminations                -           -           -
                                   ----------  ----------   ---------
   Total capital expenditures      $  164,266  $  132,159   $ 135,069
                                   ==========  ==========   =========

Identifiable assets:
   Gas Utility Services            $1,658,778  $  882,948  $  827,931
   Electric Utility Services          799,104     751,159     740,746
   Non-regulated Operations           749,237     505,564     326,048
   Intersegment Eliminations        (297,932)   (159,204)    (95,885)
                                   ----------  ----------  ----------
   Total identifiable assets       $2,909,187  $1,980,467  $1,798,840
                                   ==========  ==========  ==========



21.  Quarterly Financial Data (Unaudited)

Summarized quarterly financial data (in thousands of dollars except per share amounts) for 2000 and 1999 are as follows:


2000
In thousands,
except per share
amounts              Q1        Q2        Q3        Q4        Total
                   -------  --------  --------  --------  ----------
Operating
revenues           $359,444  $263,477  $317,854  $707,915  $1,648,690
Operating income     34,276    15,716    27,643    53,286     130,921
Net income           22,125     8,273    15,458    26,184      72,040
Basic earnings
per average share
of common stock        0.36      0.14      0.25      0.43        1.18
Diluted earnings
per average share
of common stock        0.36      0.13      0.25      0.43        1.17



1999
In thousands,
except per share
amounts              Q1        Q2        Q3        Q4        Total
                   --------  --------  --------  --------  ----------
Operating
revenues           $321,033  $207,042  $231,160  $309,182  $1,068,417
Operating income     68,133    22,940    29,397    40,302     160,772
Net income           40,723    11,554    16,236    22,235      90,748
Basic earnings
per average share
of common stock        0.66      0.19      0.26      0.37        1.48
Diluted earnings
per average share
of common stock        0.66      0.19      0.26      0.37        1.48


22.  Subsequent Event

On January 19, 2001, Vectren filed a registration statement with the Securities and Exchange Commission with respect to a public offering of 5.5 million shares of new common stock. On February 8, 2001, the registration became effective and agreement was reached to sell 5.5 million shares to a group of underwriters. On February 14, the shares were sold, at which time, the underwriters exercised their over-allotment option to sell an additional 825,000 shares for a total of about 6.3 million shares. The net proceeds of $129.4 million will be used principally to repay outstanding commercial paper utilized for recent acquisitions.

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

The management of Vectren Corporation is responsible for the preparation of the consolidated financial statements and the related financial data contained in this report. The financial statements are prepared in conformity with accounting principles generally accepted in the United States and follow accounting policies and principles applicable to regulated public utilities.

The integrity and objectivity of the data in this report, including required estimates and judgments, are the responsibility of management. Management maintains a system of internal control and utilizes an internal auditing program to provide reasonable assurance of compliance with company policies and procedures and the safeguard of assets.

The board of directors pursues its responsibility for these financial statements through its audit committee, which meets periodically with management, the internal auditors and the independent auditors, to assure that each is carrying out its responsibilities. Both the internal auditors and the independent auditors meet with the audit committee of Vectren Corporation's board of directors, with and without management representatives present, to discuss the scope and results of their audits, their comments on the adequacy of internal accounting control and the quality of financial reporting.


/s/ Niel C. Ellerbrook
Niel C. Ellerbrook
Chairman and Chief Executive Officer

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Vectren
Corporation:

We have audited the accompanying consolidated balance sheets of Vectren Corporation (an Indiana corporation) and subsidiary companies as of December 31, 2000 and 1999, and the related consolidated statements of income, common shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vectren Corporation and subsidiary companies as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.




                                          /s/ Arthur Andersen LLP
                                              Arthur Andersen LLP
Indianapolis, Indiana,
January 24, 2001 (except with
respect to the matter
discussed in Note 22, as to
which the date is February 14,
2001).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None


                            PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


Except with respect to information regarding the executive officers of the Registrant, the information required by Part III,
Item 10 of this Form 10-K is incorporated by reference herein, and made part of this Form 10-K, from the company's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders, which was filed with the Securities and Exchange Commission, pursuant to Regulation 14A, on March 16, 2001. The information with respect to the executive officers of the Registrant is included below.

Niel C. Ellerbrook, age 52, has been a director of Indiana Energy or the company since 1991. Mr. Ellerbrook is Chairman of the Board and Chief Executive Officer of the company, having served in that capacity since March 2000. Prior to that time and since June 1999, Mr. Ellerbrook served as President and Chief Executive Officer of Indiana Energy. Prior to that time and since October 1997, Mr. Ellerbrook served as President and Chief Operating Officer of Indiana Energy. From January through October 1997, Mr. Ellerbrook served as Executive Vice President, Treasurer and Chief Financial Officer of Indiana Energy; and prior to that time and since 1986, Vice President, Treasurer and Chief Financial Officer. Mr. Ellerbrook is a director of Vectren Utility Holdings, Vectren Capital, and Vectren Enterprises. He is also a director of Fifth Third Bank, Indiana, and Deaconess Hospital of Evansville, Indiana.

Andrew E. Goebel, age 53, has been a director of SIGCORP or the company since 1997. Mr. Goebel is President and Chief Operating Officer of the company, having served in that capacity since March 2000. Prior to that time and since April 1999, Mr. Goebel was President and Chief Operating Officer of SIGCORP. From September 1997 through April 1999, Mr. Goebel served as Executive Vice President of SIGCORP; and prior to that time and since 1996, he served as Secretary and Treasurer of SIGCORP. Mr. Goebel is a director of Vectren Utility Holdings, Vectren Capital, and Vectren Enterprises. Mr. Goebel is also a director of Old National Bancorp and Old National Bank.

 Jerome A. Benkert, Jr., age 42, was elected as Executive Vice President and Chief Financial Officer of the company on March 31, 2000. Prior to March 31, 2000 and since October 1, 1997, he was Executive Vice President and Chief Operating Officer of Indiana Energy's administrative services company. Mr. Benkert has served as Controller and Vice President of Indiana Gas. Mr. Benkert served as Chief Accountant, Secretary/Treasurer and was a member of the board of directors of Richmond Gas Corporation from February 1, 1986 to January 1, 1991. Mr. Benkert served as Assistant Treasurer for Indiana Gas from January 1, 1991 to October 1, 1993.

Carl L. Chapman, age 45, was elected Executive Vice President of the company on March 31, 2000. Prior to March 31, 2000 and since 1986, Mr. Chapman served as Assistant Treasurer of Indiana Energy. Since October 1, 1997, Mr. Chapman has served as President of IGC Energy, Inc., which has been renamed Vectren Energy Solutions, Inc. As of May 1, 1998, when he assumed this position full-time, he was again considered to be a named executive officer of Indiana Energy. Mr. Chapman served as President of ProLiance Energy, LLC ("ProLiance"), a gas supply and energy marketing joint venture partially owned by Vectren Energy Solutions, Inc., an indirect, wholly owned subsidiary of the Company, from March 15, 1996, until April 30, 1998. Currently, Mr. Chapman is the chairman of ProLiance. From 1995 until March 15, 1996, he was Senior Vice President of Corporate Development for Indiana Gas. Prior to 1995 and since 1987, he was Vice President of Planning for Indiana Gas.

Ronald E. Christian, age 42, was elected Senior Vice President, General Counsel, and Corporate Secretary of the company on March 31, 2000. Prior to March 31, 2000 and since July 1999, Mr. Christian was Vice President and General Counsel of Indiana Energy. From June 1998 to July 1999, Mr. Christian was the Vice President, General Counsel and Secretary of Michigan Consolidated Gas Company in Detroit, Michigan. Prior to that, from 1993 through June 1998, he was the General Counsel and Secretary of Indiana Energy, Indiana Gas and Indiana Energy Investments, Inc.

J. Gordon Hurst, age 57, was elected Executive Vice President of the company on March 31, 2000. Prior to March 31, 2000 and since 1966, Mr. Hurst has served in various positions with SIGECO. From 1997 to 2000, he was Executive Vice President and Chief Operating Officer; from 1992 to 1997, he was Senior Vice President and General Manager of Operations. Mr. Hurst has served as Vice President of Power and Gas Operations, Vice President of Gas and Warrick Operations, and Vice President of SIGECO. He has also served as Director of Gas Operations, Director of Power Production, and Director of Electrical Engineering.

Richard G. Lynch, age 49, was elected Senior Vice President of the company on March 31, 2000. Prior to March 31, 2000 and since March 17, 1999, Mr. Lynch was Vice President of Human Resources for SIGCORP. Prior to March 17, 1999, Mr. Lynch was the Director of Human Resources for the Mead Johnson Division of Bristol Myers-Squibb in Evansville, Indiana.

ITEM 11. EXECUTIVE COMPENSATION
Information required by Part III, Item 11 of this Form 10-K is incorporated by reference herein, and made part of this Form 10-K, from the company's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders, which was filed with the Securities and Exchange Commission, pursuant to Regulation 14A, on March 16, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT
Information required by Part III, Item 12 of this Form 10-K is incorporated by reference herein, and made part of this Form 10-K, from the company's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders, which was filed with the Securities and Exchange Commission, pursuant to Regulation 14A, on March 16, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS Information required by Part III, Item 13 of this Form 10-K is incorporated by reference herein, and made part of this Form 10-K, from the company's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders, which was filed with the Securities and Exchange Commission, pursuant to Regulation 14A, on March 16, 2001.

                             PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K

(a)(1) Financial Statements
Financial statements filed as part of this Form 10-K are included under Part II, Item 8.

(a)(2) Financial Statement Schedules:

                                     PAGES IN FORM 10-K
Report of Independent Accountants            69
For the years ended December 31,             70
2000, 1999, and 1998: Schedule II -
- Valuation and Qualifying Accounts

All other schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated
Financial Statements or related notes.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

 To the Shareholders and Board of Directors of Vectren
Corporation:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in Vectren Corporation's annual report to shareholders included in this Form 10-K, and have issued our report thereon dated January 24, 2001 (except with respect to the matter discussed in Note 22, as to which the date is February 14,
2001). Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in
Item 14(a)(2) is the responsibility of the company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements, and in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          /s/ Arthur Andersen LLP
                                              Arthur Andersen LLP
Indianapolis, Indiana,
January 24, 2001.

                                                           SCHEDULE II

                 Vectren Corporation and Subsidiaries

            VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


Column A                            Column B         Column C
--------                            --------   ---------------------
                                               Additions
                                    Balance      Charged    Charged
                                   Beginning       to      to Other
Description                         Of Year     Expenses   Accounts
-----------                        ---------  ----------   --------
                                             in thousands)
VALUATION AND QUALIFYING ACCOUNTS:

Year 2000 - Accumulated provision
 for uncollectible accounts          $  3,949     $  7,671  $    500

Year 1999 - Accumulated provision
 for uncollectible accounts          $  3,953     $  3,657  $      -

Year 1998 - Accumulated provision
 for uncollectible accounts          $  2,480     $  5,232  $      -

OTHER RESERVES:

Year 2000 - Reserve for merger
 and integration charges             $      -     $ 27,200  $      -

Year 2000 - Reserve for injuries
 and damages                         $  1,547     $    851  $      -

Year 1999 - Reserve for injuries
 and damages                         $  1,282     $    661  $      -

Year 1998 - Reserve for injuries
 and damages                         $  1,047     $    568  $    261

Column A                                Column D      Column E
--------                               -----------   ---------
                                       Deductions     Balance
                                          from         End of
Description                           Reserves, Net     Year
-----------                          --------------  ---------
                                     in thousands)
VALUATION AND QUALIFYING ACCOUNTS:

Year 2000 - Accumulated provision           $  6,404   $  5,716
 for uncollectible accounts

Year 1999 - Accumulated provision           $  3,661   $  3,949
 for uncollectible accounts

Year 1998 - Accumulated provision           $  3,759   $  3,953
 for uncollectible accounts

OTHER RESERVES:

Year 2000 - Reserve for merger and          $ 25,381   $  1,819
 integration charges

Year 2000 - Reserve for injuries and        $    574   $  1,824
 damages

Year 1999 - Reserve for injuries and        $    396   $  1,547
 damages

Year 1998 - Reserve for injuries and        $    594   $  1,282
 damages


(a)(3). EXHIBITS
Exhibits for the company are listed in the Index to Exhibits beginning on page 74.

(b) REPORTS ON FORM 8-K

 On October 31, 2000, Vectren Corporation (the Company) filed a Current Report on Form 8-K with respect to the completion of the approximate $465 million acquisition of the natural gas distribution assets from The Dayton Power and Light Company, a wholly owned subsidiary of DPL, Inc., and with respect to Reliant Services, LLC, jointly and equally owned by subsidiaries of the company and Cinergy Corp., the announcement it signed a definitive agreement to purchase the common stock of Indianapolis, Indiana-based Miller Pipeline Corporation from NiSource Inc. Items reported include:
     Item 5. Other Events
     Item 7. Exhibits
          99-1 Press Release - Vectren Corporation Completes Acquisition of DPL's Natural Gas Distribution
           Business
           99-2 Press Release - Vectren, Cinergy Affiliate To Acquire Miller Pipeline Corporation From NiSource
           99-3 Cautionary Statement for Purposes of the "Safe
            Harbor" Provisions of the Private Securities
            Litigation Reform Act of 1995

On December 15, 2000, Vectren Corporation filed a Current Report on Form 8-K with respect to providing an update on potential impact of Increased Gas Costs and Gas Cost Adjustment
Proceedings. Items reported include:
     Item 5. Other Events

On December 22, 2000 Vectren Corporation filed a Current Report on Form 8-K with respect to attaching the press release issued December 13, 2000, concerning the completion of the common stock purchase of Indianapolis-based Miller Pipeline Corporation from NiSource Inc. Items reported include:
     Item 5. Other Events
     Item 7. Exhibits
          99 Press Release dated December 13, 2000

On December 27, 2000, Vectren Corporation filed a Current Report on Form 8-K with respect to making available certain selected financial information of its subsidiary, Vectren Utility Holdings, Inc. (VUHI), which was disclosed as part of a Rule 144A offering of $150,000,000 aggregate principal amount of VUHI's floating rate notes. Items reported include:
     Item 5. Other Events.
     Item 7. Exhibits
          99 Selected Financial Information

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 VECTREN CORPORATION
Dated March 28, 2001             /s/ Niel C. Ellerbrook
                                 Niel C. Ellerbrook, Chairman
                                  and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in capacities and on the dates indicated.

          Signature                    Title               Date
 Principal Executive Officer
   /S/  Niel C. Ellerbrook     Chairman and Chief     March 28, 2001
     Niel C. Ellerbrook        Executive Officer


 Principal Financial Officer
  /S/ Jerome A. Benkert, Jr    Executive Vice         March 28, 2001
   Jerome A. Benkert, Jr.       President and
                                Chief Financial
                                Officer


Principal Accounting Officer
   /S/  M. Susan Hardwick      Vice President and     March 28, 2001
      M. Susan Hardwick        Controller


      /S/ John M. Dunn         Director               March 28, 2001
        John M. Dunn


   /S/ Niel C. Ellerbrook      Director               March 28, 2001
     Niel C. Ellerbrook


   /S/ John D. Englebrecht     Director               March 28, 2001
     John D. Englebrecht


   /S/ Lawrence A. Ferger      Director               March 28, 2001
     Lawrence A. Ferger


     /S/ Anton H. George       Director               March 28, 2001
       Anton H. George


    /S/ Andrew E. Goebel       Director               March 28, 2001
      Andrew E. Goebel


    /S/ Robert L. Koch II      Director               March 28, 2001
      Robert L. Koch II


     /S/ William G. Mays       Director               March 28, 2001
       William G. Mays


   /S/ J. Timothy McGinley     Director               March 28, 2001
     J. Timothy McGinley


    /S/ Donald A. Rausch       Director               March 28, 2001
      Donald A. Rausch


   /S/ Richard P. Rechter      Director               March 28, 2001
     Richard P. Rechter


   /S/ Ronald G. Reherman      Director               March 28, 2001
     Ronald G. Reherman

     /S/ James C. Shook        Director               March 28, 2001
       James C. Shook

  /S/ Richard W. Shymanski     Director               March 28, 2001
    Richard W. Shymanski

     /S/ James S.Vinson        Director               March 28, 2001
       James S.Vinson


    /S/ Jean L.Wojtowicz        Director              March 28, 2001
      Jean L.Wojtowicz



                        INDEX TO EXHIBITS

EX - 1.1 Form of Purchase Agreement among Vectren and underwriters for the sale of Vectren's common stock.
            (Filed and designated in Form S-3 (No. 333-
            5390), filed January 19, 2001, File No. 1-15467, as
            Exhibit 1.1.)

EX - 2.1    Agreement and Plan of Merger dated as of June 11,1999
            among Indiana Energy, Inc.,
            SIGCORP, Inc. and Vectren Corporation (the 'Merger
            Agreement ').   (Filed and designated in
            Form S-4 to (No. 333-90763) filed on November 12,
            1999, File 1-15467, as Exhibit 2.)

EX - 2.2    Amendment No.1 to the Merger Agreement dated December
            14, 1999 (Filed and designated in Current
            Report on Form 8-K filed December 16, 1999, File 1-
            09091, as Exhibit 2.)

EX - 2.3 Asset Purchase Agreement dated December 14,1999 between Indiana Energy, Inc. and
            The Dayton Power and Light Company and Number-3CHK with a commitment letter for a 364-Day Credit Facility dated December 16,1999. (Filed and designated in Current Report on Form 8-K dated December 28, 1999, File No. 1-9091, as
            Exhibit 2 and 99.1.)

EX - 3.1    Amended and Restated Articles of Incorporation of
            Vectren Corporation effective March
            31, 2000. (Filed and designated in Current
            Report on Form 8-K filed April 14, 2000, File No. 1-
            15467, as Exhibit 4.1.)

EX - 3.2 Code of By-Laws of Vectren Corporation. (Filed and designated in Form S-3 (No. 333-5390), filed January 19, 2001, File No. 1-15467, as Exhibit
            4.2.)

EX - 3.3    Shareholders Rights Agreement dated as of October 21,
            1999 between Vectren Corporation
            and Equiserve Trust Company, N.A., as Rights Agent.
            (Filed and designated in Form S-4 (No. 333-
            90763), filed November 12. 1999, File No 1-15467, as
            Exhibit 4.)

EX - 4.1 Mortgage and Deed of Trust dated as of April 1, 1932 between Southern Indiana Gas and Electric Company and Bankers Trust Company, as Trustee, and Supplemental Indentures thereto dated August 31, 1936, October 1, 1937, March 22, 1939, July 1, 1948, June 1, 1949,
            October 1, 1949, January 1, 1951, April 1, 1954,
            March 1, 1957, October 1, 1965, September 1, 1966, August 1, 1968, May 1, 1970, August 1, 1971, April 1,
            1972, October 1, 1973, April 1, 1975, January 15,
            1977, April 1, 1978, June 4, 1981, January 20, 1983,
            November 1, 1983, March 1, 1984, June 1, 1984,
            November 1, 1984, July 1, 1985, November 1, 1985,
            June 1, 1986.  (Filed and designated in
            Registration No. 2-2536 as Exhibits B-1 and B-2; in Post-effective Amendment No. 1 to Registration No. 2-62032 as Exhibit (b)(4)(ii), in Registration No. 2-88923 as Exhibit 4(b)(2), in Form 8-K, File No. 1-3553, dated June 1, 1984 as Exhibit (4), File No. 1-3553, dated March 24, 1986 as Exhibit 4-A, in Form 8-K, File No. 1-3553, dated June 3, 1986 as Exhibit
            (4).) July 1, 1985 and November 1, 1985 (Filed and designated in Form 10-K, for the fiscal year 1985, File No. 1-3553, as Exhibit 4-A.)
            November 15, 1986 and January 15, 1987.
            (Filed and designated in Form 10-K, for the fiscal year 1986, File No. 1-3553, as Exhibit 4-A.)
            December 15, 1987. (Filed and designated in Form 10-K, for the fiscal year 1987, File No. 1-3553, as Exhibit 4-A.) December 13, 1990.
            (Filed and designated in Form 10-K, for
            the fiscal year 1990, File No. 1-3553, as Exhibit 4-A.) April 1, 1993. (Filed and designated in Form 8-K, dated April 13, 1993, File 1-3553, as
            Exhibit 4.)  June 1, 1993 (Filed and
            designated in Form 8-K, dated June 14, 1993, File 1-3553, as Exhibit 4.) May 1, 1993. (Filed and designated in Form 10-K, for the fiscal year 1993, File No. 1-3553, as Exhibit 4(a).) July 1, 1999. (Filed and designated in Form 10-Q, dated August 16, 1999, File 1-3553, as Exhibit 4(a).)

EX - 4.2 Indenture dated February 1, 1991, between Indiana Gas and Continental Bank, National Association. Inc.'s. (Filed and designated in Current Report on Form 8-K filed February 15, 1991, File No. 1-6494.); First Supplemental Indenture thereto dated as of February 15, 1991. (Filed and designated in Current Report on Form 8-K filed February 15, 1991, File No 1-6494, as Exhibit 4(b).); Second Supplemental Indenture thereto dated as of September 15, 1991, (Filed and designated in Current
            Report on Form 8-K filed September 25, 1991, File No 1-6494, as Exhibit 4(b).); Third supplemental Indenture thereto dated as of September 15, 1991 (Filed and designated in Current Report on Form 8-K filed September 25, 1991, File No 1-6494, as
            Exhibit 4(c).); Fourth Supplemental Indenture thereto dated as of December 2, 1992, (Filed and designated in Current Report on Form 8-K filed December 8, 1992, File No 1-6494, as Exhibit 4(b).); Fifth Supplemental Indenture thereto dated as of December 28, 2000, (Filed and designated in Current Report on Form 8-K filed December 27, 2000, File No 1-6494, as Exhibit 4.)


EX - 4.3 $435,000,000 Credit Agreement arranged by Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated dated as of June 29, 2000 among Vectren Corporation, Vectren Utility Holdings, Inc., certain Lenders, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Sole Lead Arranger and Syndication Agent, ABN AMRO, as Documentation Agent, and Credit Suisse First Boston, as Administrative Agent. (Filed and designated in Current Report on Form 8-K dated January 26, 2001, File No 1-15467, as Exhibit 4.1.)

EX - 4.4 Credit Agreement dated as of March 8, 1999 among Indiana Gas Company, Inc., the Lenders, ABN AMRO Bank N.V., as Syndication Agent, National City Bank of Indiana, as Documentation Agent, and Bank One, Indiana, N.A., as Administrative Agent.
            (Filed and designated in Current Report on Form 8-K dated January 26, 2001, File No 1-15467, as Exhibit 4.2.)

EX - 4.5 First Amendment dated as of March 7, 2000 to the Credit Agreement dated as of March 8, 1999 among Indiana Gas Company, Inc., certain lenders, ABN AMRO BANK N.V., as Syndication Agent, National City Bank of Indiana, as Documentation Agent, and Bank One, Indiana, N.A., as Administrative Agent.
            (Filed and designated in Current Report on Form 8-K dated January 26, 2001, File No 1-15467, as Exhibit 4.3.)

EX - 4.6 Second Amendment dated as of October 31, 2000 to the Credit Agreement dated as of March 8, 1999 among Indiana Gas Company, Inc., certain lenders, ABN AMRO BANK N.V., as Syndication Agent, National City Bank of Indiana, as Documentation Agent, and Bank One, Indiana, N.A., as Administrative Agent.
            (Filed and designated in Current Report on Form 8-K dated January 26, 2001, File No 1-15467, as Exhibit 4.4.)

EX - 4.7 Bank One letter dated as of January 29, 2001 waiving the covenant compliance under Section 6.13 of the Indiana Gas Company, Inc. Credit Agreement dated as of March 8, 1999. (Filed and designated in Current Report on Form 8-K dated January 26, 2001, File No 1-15467, as Exhibit 4.5.)

EX - 10.1   Agreement, dated, January 30, 1968, for Unit No. 4 at
            the Warrick Power Plant of Alcoa Generating
            Corporation ("Alcoa"), between Alcoa and Southern
            Indiana Gas and Electric Company. (Filed and designated in Registration No. 2-29653 as Exhibit
            4(d)-A.)

EX - 10.2   Letter of Agreement, dated June 1, 1971, and Letter
            Agreement, dated June 26, 1969, between Alcoa and
            Southern Indiana Gas and Electric Company.
            (Filed and designated in Registration
            No. 2-41209 as Exhibit 4(e)-2.)

EX - 10.3   Letter Agreement, dated April 9, 1973, and Agreement
            dated April 30, 1973, between Alcoa and Southern
            Indiana Gas and Electric Company. (Filed and designated in Registration No. 2-53005 as Exhibit
            4(e)-4.)

EX - 10.4   Electric Power Agreement (the "Power Agreement"),
            dated May 28, 1971, between Alcoa and Southern
            Indiana Gas and Electric Company. (Filed and designated in Registration No. 2-41209 as
            Exhibit 4(e)-1.)

EX - 10.5   Second Supplement, dated as of July 10, 1975, to the
            Power Agreement and Letter Agreement dated April 30,
            1973 - First Supplement.  (Filed and
            designated in Form 10-K for the fiscal year 1975, File No. 1-3553, as Exhibit 1(e).)

EX - 10.6   Third Supplement, dated as of May 26, 1978, to the
            Power Agreement. (Filed and designated in Form 10-K for the fiscal year 1978 as Exhibit A-1.)

EX - 10.7   Letter Agreement dated August 22, 1978 between
            Southern Indiana Gas and Electric Company and Alcoa, which amends Agreement for Sale in an Emergency of Electrical Power and Energy Generation by Alcoa and
            Southern Indiana Gas and Electric Company dated June
            26, 1979.  (Filed and designated in Form
            10-K for the fiscal year 1978, File No. 1-3553, as Exhibit A-2.)

EX - 10.8   Fifth Supplement, dated as of December 13, 1978, to
            the Power Agreement. (Filed and designated in Form 10-K for the fiscal year 1979, File No. 1-
            3553, as Exhibit A-3.)

EX - 10.9   Sixth Supplement, dated as of July 1, 1979, to the
            Power Agreement. (Filed and designated in Form 10-K for the fiscal year 1979, File No. 1-3553, as Exhibit A-5.)

EX - 10.10  Seventh Supplement, dated as of October 1, 1979, to the Power Agreement. (Filed and designated in Form 10-K for the fiscal year 1979, File No. 1-
            3553, as Exhibit A-6.)


EX - 10.11  Eighth Supplement, dated as of June 1, 1980 to the
            Electric Power Agreement, dated May 28, 1971, between Alcoa and Southern Indiana Gas and Electric Company. (Filed and designated in Form 10-K for the fiscal year 1980, File No. 1-3553, as Exhibit (20)-1.)

EX - 10.12  Summary description of Southern Indiana Gas and
            Electric Company's nonqualified Supplemental
            Retirement Plan (Filed and designated in Form 10-K for the fiscal year 1992, File No. 1-3553, as Exhibit 10-A-17.)

EX - 10.13  Supplemental Post Retirement Death Benefits Plan,
            dated October 10, 1984.  (Filed and
            designated in Form 10-K for the fiscal year 1992, File No. 1-3553, as Exhibit 10-A-18.)

EX - 10.14  Summary description of Southern Indiana Gas and
            Electric Company's Corporate Performance Incentive
            Plan. (Filed and designated in Form 10-K for the fiscal year 1992, File No. 1-3553, as Exhibit
            10-A-19.)

EX - 10.15  Southern Indiana Gas and Electric Company's Corporate
            Performance Incentive Plan as amended for the plan year beginning January 1, 1994. (Filed and designated in Form 10-K for the fiscal year 1993, File No. 1-3553, as Exhibit 10-A-20.)

EX - 10.16  Southern Indiana Gas and Electric Company 1994 Stock
            Option Plan (Filed and designated in
            Southern Indiana Gas and Electric Company's Proxy
            Statement dated February 22, 1994, File No. 1-3553, as
            Exhibit A.)

EX - 10.17  Southern Indiana Gas and Electric Company's
            nonqualified Supplemental Retirement Plan as amended, effective April 16, 1997. (Filed and designated in Form 10-K for the fiscal year 1997, File No. 1-3553, as Exhibit 10.29.)

EX - 10.18  Agreement dated April 16, 1997 between Southern
            Indiana Gas and Electric Company and Ronald G.
            Reherman regarding supplemental pension and disability benefits, which supercedes such agreement dated
            February 1, 1995.  (Filed and designated in
            Form 10-K for the fiscal year 1997, File No. 1-3553, as Exhibit 10.27.)

EX - 10.19  Southern Indiana Gas and Electric Company's
            nonqualified Supplemental Retirement Plan as amended, effective April 16, 1997. (Filed and designated in Form 10-K for the fiscal year 1997, File No. 1-3553, as Exhibit 10.29.)

EX - 10.20  Vectren Corporation Retirement Savings Plan.
            (Filed and designated in Form 10-Q for the quarterly period ended September 30, 2000, File 1-
            15467, as Exhibit 99.1.)

EX - 10.21  Vectren Corporation Combined Non-Bargaining Retirement
            Plan. (Filed and designated in Form 10-Q for the quarterly period ended September 30, 2000, File 1-15467, as Exhibit 99.2.)

EX - 10.22  Indiana Energy, Inc. Unfunded Supplemental Retirement
            Plan for a Select Group of Management Employees as amended and restated effective December 1, 1998. (Filed and designated in Form 10-Q for the quarterly period ended December 31, 1998, File 1-9091, as Exhibit 10-G.)

EX - 10.23  Indiana Energy, Inc. Nonqualified Deferred
            Compensation Plan effective January 1, 1999.
            (Filed and designated in Form 10-Q for the quarterly period ended December 31, 1998, File 1-9091, as Exhibit 10-H.)

EX - 10.24  Indiana Energy, Inc. Annual Management Incentive Plan
            effective October 1, 1987. (Filed and
            designated in Form 10-K for the fiscal year ended
            September 30, 1987, File 1-9091, as Exhibit 10-D.)

EX - 10.25  First Amendment to the Indiana Energy, Inc. Annual
            Management Incentive Plan effective October 1, 1997.
            (Filed and designated in Form 10-K for the fiscal year ended September 30, 1998, File 1-9091, as
            Exhibit 10-Q.)

EX - 10.26  Formation Agreement among Indiana Energy, Inc.,
            Indiana Gas Company, Inc., IGC Energy, Inc., Indiana Energy Services, Inc., Citizens Gas & Coke Utility, Citizens Energy Services Corporation and ProLiance Energy, LLC, effective March 15, 1996.
            (Filed and designated in Form 10-Q for the quarterly period ended March 31, 1996, File 1-9091, as Exhibit 10-C.)

EX - 10.27  Gas Sales and Portfolio Administration Agreement
            between Indiana Gas Company, Inc. and ProLiance
            Energy, LLC, effective March 15, 1996, for services to begin April 1, 1996. (Filed and designated in Form 10-Q for the quarterly period ended March 31, 1996, File 1-6494, as Exhibit 10-C.)

EX - 10.28  Amended appendices to the Gas Sales and Portfolio
            Administration Agreement between Indiana Gas Company, Inc. and ProLiance Energy, LLC effective November 1, 1998. (Filed and designated in Form 10-Q for the quarterly period ended March 31, 1999, File 1-6494, as Exhibit 10-A.)

EX - 10.29  Amended appendices to the Gas Sales and Portfolio
            Administration Agreement between Indiana Gas Company, Inc. and ProLiance Energy, LLC effective November 1, 1999. (Filed and designated in Form 10-K for the fiscal year ended September 30, 1999, File 1-6494, as Exhibit 10-V.)

EX - 10.30  Indiana Energy, Inc. Executive Restricted Stock Plan
            as amended and restated effective October 1, 1998.
            (Filed and designated in Form 10-K for the fiscal year ended September 30, 1998, File 1-9091, as
            Exhibit 10-O.)

EX - 10.31  Amendment to Indiana Energy, Inc. Executive Restricted
            Stock Plan effective December 1, 1998.
            (Filed and designated in Form 10-Q for the quarterly period ended December 31, 1998, File 1-9091, as
            Exhibit 10-I.)

EX - 10.32  Indiana Energy, Inc. Director's Restricted Stock Plan
            as amended and restated effective May 1, 1997.
            (Filed and designated in Form 10-Q for the quarterly period ended June 30, 1997, File 1-9091, as
            Exhibit 10-B.)

EX - 10.33  First Amendment to Indiana Energy, Inc. Directors'
            Restricted Stock Plan, effective December 1, 1998.
            (Filed and designated in Form 10-Q for the quarterly period ended December 31, 1998, File 1-9091, as Exhibit 10-J.)

EX - 10.34  Second Amendment to Indiana Energy, Inc. Directors
            Restricted Stock Plan, renamed the Vectren Corporation Directors Restricted Stock Plan effective October 1,
            2000. (Filed herewith.)

EX - 10.35  Third Amendment to Indiana Energy, Inc. Directors
            Restricted Stock Plan, renamed the Vectren Corporation Directors Restricted Stock Plan effective March 28,
            2001.  (Filed herewith.)

EX - 10.36  Vectren Corporation Employment Agreement between
            Vectren Corporation and Niel C. Ellerbrook dated as of March 31, 2000. (Filed and designated in
            Form 10-Q for the quarterly period ended June 30, 2000, File 1-15467, as Exhibit 99.1.)

EX - 10.37  Vectren Corporation Employment Agreement between
            Vectren Corporation and Andrew E. Goebel dated as of
            March 31, 2000(Filed and designated in Form
            10-Q for the quarterly period ended June 30, 2000, File 1-15467, as Exhibit 99.2.)

EX - 10.38  Vectren Corporation Employment Agreement between
            Vectren Corporation and Jerome A. Benkert, Jr. dated as of March 31, 2000. (Filed and designated in Form 10-Q for the quarterly period ended June 30, 2000, File 1-15467, as Exhibit 99.3.)

EX - 10.39  Vectren Corporation Employment Agreement between
            Vectren Corporation and Carl L. Chapman dated as of
            March 31, 2000.  (Filed and designated in
            Form 10-Q for the quarterly period ended June 30, 2000, File 1-15467, as Exhibit 99.4.)

EX - 10.40  Vectren Corporation Employment Agreement between
            Vectren Corporation and Ronald E. Christian dated as of March 31, 2000. (Filed and designated in Form 10-Q for the quarterly period ended June 30, 2000, File 1-15467, as Exhibit 99.5.)

EX - 10.41  Vectren Corporation Employment Agreement between
            Vectren Corporation and Timothy M. Hewitt dated as of
            March 31, 2000. (Filed and designated in
            Form 10-Q for the quarterly period ended June 30, 2000, File 1-15467, as Exhibit 99.6.)

EX - 10.42  Vectren Corporation Employment Agreement between
            Vectren Corporation and J. Gordon Hurst dated as of
            March 31, 2000. (Filed and designated in
            Form 10-Q for the quarterly period ended June 30, 2000, File 1-15467, as Exhibit 99.7.)

EX - 10.43  Vectren Corporation Employment Agreement between
            Vectren Corporation and Richard G. Lynch dated as of
            March 31, 2000. (Filed and designated in
            Form 10-Q for the quarterly period ended June 30, 2000, File 1-15467, as Exhibit 99.8.)

EX - 21     Listing of Subsidiaries (Filed herewith)

EX - 23 Consent of Independent Public Accountants (Filed herewith)

EX - 99.1   Vectren Corporation Press Release regarding gas cost
            adjustment proceedings filed in Current Report on 8-K on March 29, 2001. (Filed herewith.)