Form 10-Q
period 2001-03-31
VECTREN CORP
filed 2001-05-15
CIK 1096385

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2001

                               OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from     __________to_____________

Commission file number 1-15467

                       VECTREN CORPORATION
                  ----------------------------
     (Exact name of registrant as specified in its charter)

           INDIANA                            35-1654378
(State or other jurisdiction of            (I.R.S Employer
incorporation or organization)             Identification No.)


        20 N.W. Fourth Street, Evansville, Indiana 47741
       --------------------------------------------------
      (Address of principal executive offices and Zip Code)

                         (812) 465-5300
        -------------------------------------------------
      (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]     No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Common Stock -
     Without par value            67,716,725       May 10, 2001
 -------------------------     ----------------    ------------
           Class               Number of shares        Date

                        TABLE OF CONTENTS


Item                                                     Page
Number                                                   Number
               PART I.  FINANCIAL INFORMATION
 1   Financial Statements (Unaudited)
     Vectren Corporation and Subsidiary Companies
        Consolidated Balance Sheets                        3-4
        Consolidated Statements of Income                   5
        Consolidated Statements of Cash Flows               6
     Notes to Unaudited Consolidated Financial
       Statements                                         7-17
 2   Management's Discussion and Analysis of Results of
       Operations and Financial Condition                 18-32
 3   Quantitative and Qualitative Disclosure About
       Market Risk                                        33-34

                 PART II.  OTHER INFORMATION
 1   Legal Proceedings                                     35
 6   Exhibits and Reports on Form 8-K                     35-37
     Signatures                                            38

                    PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

             VECTREN CORPORATION AND SUBSIDIARY COMPANIES
                      CONSOLIDATED BALANCE SHEETS
                        (Unaudited - Thousands)

                                    March 31,            December 31,
           ASSETS               2001          2000           2000
       -------------         ----------    ----------    ------------
Current Assets:
  Cash and cash equivalents  $   23,115    $   19,559     $    15,170
  Temporary investments               -         1,058               -
  Accounts receivable, less
  reserves of $6,883,
    $4,863 and $5,716,
    respectively                359,463       125,414         295,351
  Accrued unbilled revenues      63,134        32,651         143,365
  Inventories                    30,401        38,690          95,245
  Prepaid gas delivery
   service                        4,589           114          34,849
  Recoverable fuel and
   natural gas costs            120,003         6,210          96,084
  Prepayments and other
   current assets                10,978        23,253          20,998
                             ----------    ----------    ------------
     Total current assets       611,683       246,949         701,062
                             ----------    ----------    ------------
Utility Plant:
  Original cost               2,805,073     2,375,474       2,786,694
  Less:  accumulated depre-
  ciation and amortization    1,254,515     1,042,326       1,233,033
                             ----------    ----------    ------------
     Net utility plant        1,550,558     1,333,148       1,553,661
                             ----------    ----------    ------------
Other Investments:
  Investments in leveraged
   leases                        93,551        86,978          93,145
  Investments in partner-
  ships and other
  corporations                  114,328        76,338         109,766
  Notes receivable               66,888        55,234          64,276
  Other                           1,057         1,010           1,057
                             ----------    ----------    ------------
     Total other
      investments               275,824       219,560         268,244
                             ----------    ----------    ------------
Nonutility property, net of
 accumulated depreciation       125,334        85,338         104,456
                             ----------    ----------    ------------
Other Assets:
  Deferred charges, net          47,444        25,671          31,541
  Goodwill, net                 196,806             -         197,977
  Regulatory assets              52,552        44,983          52,246
                             ----------    ----------    ------------
     Total other assets         296,802        70,654         281,764
                             ----------    ----------    ------------
TOTAL ASSETS                 $2,860,201    $1,955,649     $ 2,909,187
                             ==========    ==========     ===========

The accompanying notes are an integral part of these consolidated financial statements.

             VECTREN CORPORATION AND SUBSIDIARY COMPANIES
                      CONSOLIDATED BALANCE SHEETS
                        (Unaudited - Thousands)



LIABILITIES AND                     March 31,            December 31,
SHAREHOLDERS' EQUITY           2001           2000           2000
-------------------------   ---------      ----------     -----------
Current Liabilities:
  Current maturities of
   adjustable rate bonds
   subject to tender        $        -      $  53,700       $  53,700
  Current maturities of
   long-term debt and
   other obligations                 -            190             249
  Short-term borrowings        639,462        171,921         759,908
  Accounts payable             190,445         88,580         304,021
  Refunds to customers and
   customer deposits            18,544         23,495          22,922
  Accrued taxes                 55,660         30,904           9,571
  Accrued interest               8,960          7,058          10,272
  Deferred income taxes         23,221          1,483          16,531
  Other current
   liabilities                  66,326         72,779          70,750
                            ----------     ----------      ----------
     Total current
      liabilities            1,002,618        450,110       1,247,924
                            ----------     ----------      ----------
Deferred Credits and Other
Liabilities:
  Deferred income taxes        200,570        206,983         204,365
  Accrued postretirement
   benefits other than
   pensions                     42,983         42,346          45,883
  Unamortized investment
   tax credits                  22,595         24,934          23,165
  Other                         14,007          8,038           5,826
                            ----------      ---------      ----------
     Total deferred
      credits and other
      liabilities              280,155        282,301         279,239
                            ----------     ----------    ------------
Commitments and
 Contingencies (Notes 10,
 11 and 12)

Minority Interest in
 Subsidiary                        984          1,021           1,421

Capitalization:
  Long-term debt and other
   obligations, net of
   current maturities          678,881        485,770         631,954
  Preferred stock of
   subsidiary:
     Redeemable                  5,759          8,076           5,875
     Nonredeemable              11,053         11,090          11,090
                            ----------     ----------     -----------
       Total preferred
        stock                   16,812         19,166          16,965
                            ----------     ----------     -----------
  Common stock (no par
    value) - issued and
    outstanding 67,712,
    61,299 and 61,419,
    respectively               347,140        215,917         217,720
  Retained earnings            533,643        501,348         506,462
  Accumulated other
   comprehensive income            (32)            16           7,502
                            ----------     ----------     -----------
     Total common
      shareholders' equity     880,751        717,281         731,684
                            ----------     ----------     -----------
       Total
        capitalization       1,576,444      1,222,217       1,380,603
                            ----------     ----------      ----------
TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY       $2,860,201     $1,955,649      $2,909,187
                            ==========     ==========      ==========

The accompanying notes are an integral part of these consolidated financial statements.



             VECTREN CORPORATION AND SUBSIDIARY COMPANIES
                   CONSOLIDATED STATEMENTS OF INCOME
            (Unaudited - Thousands, except per share data)

                                                         Three Months
                                                      Ended March 31,
OPERATING REVENUES:                                    2001      2000
                                                  ---------  --------
  Gas utility                                    $522,889    $200,845
  Electric utility                                 88,209      72,990
  Energy services and other                       271,990      85,609
                                                 --------    --------
   Total operating revenues                       883,088     359,444
                                                 --------    --------
OPERATING EXPENSES:
  Cost of gas sold                                404,072     118,527
  Fuel for electric generation                     14,561      16,573
  Purchased electric energy                        13,153       3,477
  Cost of energy services and other               265,204      81,722
  Other operating                                  61,432      46,426
  Merger and integration costs                        962      27,181
  Depreciation and amortization                    31,471      22,662
  Taxes other than income taxes                    19,543       8,600
                                                 --------     -------
    Total operating expenses                      810,398     325,168
                                                 ---------   --------
OPERATING INCOME                                   72,690      34,276

OTHER INCOME:
  Equity in earnings of unconsolidated
   investments                                      8,083      11,695
  Other - net                                       1,450       3,200
                                                 --------    --------
     Total other income                             9,533      14,895
                                                 --------    --------
INTEREST EXPENSE                                   22,819      12,273
                                                 --------    --------
INCOME BEFORE PREFERRED
DIVIDENDS AND INCOME TAXES                         59,404      36,898

PREFERRED DIVIDEND REQUIREMENT
 OF SUBSIDIARY                                        238         269
                                                 --------    --------
INCOME BEFORE INCOME TAXES                         59,166      36,629

INCOME TAXES                                       18,775      14,362
                                                 ---------   --------
INCOME BEFORE MINORITY INTEREST                    40,391      22,267

MINORITY INTEREST IN SUBSIDIARY                       (22)        142
                                                 ---------   --------
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING
CHANGE                                             40,413      22,125

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
PRINCIPLE-NET OF TAX (NOTE 8)                       3,938           -
                                                 --------    --------
NET INCOME                                       $ 44,351    $ 22,125
                                                 ========    ========
AVERAGE COMMON SHARES OUTSTANDING                  65,604      61,299
DILUTED COMMON SHARES OUTSTANDING                  65,758      61,407

EARNINGS PER SHARE OF COMMON STOCK:
  BASIC
   INCOME BEFORE EFFECT OF ACCOUNTING CHANGE     $   0.62    $   0.36

   CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
   PRINCIPLE                                         0.06           -
                                                 --------    --------
   TOTAL EARNINGS PER SHARE OF COMMON STOCK      $   0.68    $   0.36
                                                 ========    ========
  DILUTED
   INCOME BEFORE EFFECT OF ACCOUNTING CHANGE     $   0.61    $   0.36

   CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
   PRINCIPLE                                         0.06           -
                                                 --------    --------
   TOTAL EARNINGS PER SHARE OF COMMON STOCK      $   0.67    $   0.36
                                                 ========    ========


                                                        Twelve Months
                                                      Ended March 31,
OPERATING REVENUES:                                  2001        2000
                                                ---------  ----------
  Gas utility                                  $1,140,797  $  509,236
  Electric utility                                351,628     309,572
  Energy services and other                       679,909     288,020
                                               ----------  ----------
   Total operating revenues                     2,172,334   1,106,828
                                               ----------  ----------
OPERATING EXPENSES:
  Cost of gas sold                                838,085     281,457
  Fuel for electric generation                     69,158      67,250
  Purchased electric energy                        46,070      21,006
  Cost of energy services and other               656,740     273,142
  Other operating                                 214,597     191,215
  Merger and integration costs                     14,926      27,181
  Depreciation and amortization                   114,470      88,435
  Taxes other than income taxes                    48,953      30,227
                                               ----------  ----------
    Total operating expenses                    2,002,999     979,913
                                                ---------  ----------
OPERATING INCOME                                  169,335     126,915

OTHER INCOME:
  Equity in earnings of unconsolidated
   investments                                     13,942      15,003
  Other - net                                      15,201      14,350
                                                ---------  ----------
     Total other income                            29,143      29,353
                                                ---------  ----------
INTEREST EXPENSE                                   67,679      44,965
                                                ---------  ----------
INCOME BEFORE PREFERRED
DIVIDENDS AND INCOME TAXES                        130,799     111,303

PREFERRED DIVIDEND REQUIREMENT
 OF SUBSIDIARY                                        986       1,077
                                                ---------  ----------
INCOME BEFORE INCOME TAXES                        129,813     110,226

INCOME TAXES                                       38,645      37,433
                                                ---------  ----------
INCOME BEFORE MINORITY INTEREST                    91,168      72,793

MINORITY INTEREST IN SUBSIDIARY                       840         643
                                                ---------  ----------
INCOME BEFORE CUMULATIVE EFFECT OF
ACCOUNTING CHANGE                                  90,328      72,150

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
PRINCIPLE-NET OF TAX (NOTE 8)                       3,938           -
                                                ---------  ----------
NET INCOME                                      $  94,266  $   72,150
                                                =========  ==========
AVERAGE COMMON SHARES OUTSTANDING                  62,446      61,298
DILUTED COMMON SHARES OUTSTANDING                  62,498      61,389

EARNINGS PER SHARE OF COMMON STOCK:
  BASIC
   INCOME BEFORE EFFECT OF ACCOUNTING CHANGE     $   1.45   $    1.18

   CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
   PRINCIPLE                                         0.06           -
                                                ---------   ---------
   TOTAL EARNINGS PER SHARE OF COMMON STOCK      $   1.51  $     1.18
                                                =========  ==========
  DILUTED
   INCOME BEFORE EFFECT OF ACCOUNTING CHANGE    $    1.45  $     1.18

   CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
   PRINCIPLE                                         0.06           -
                                                ---------  ----------
   TOTAL EARNINGS PER SHARE OF COMMON STOCK     $    1.51  $     1.18
                                                =========  ==========

The accompanying notes are an integral part of these consolidated financial statements.

             VECTREN CORPORATION AND SUBSIDIARY COMPANIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Unaudited - Thousands)

                                                    Three Months
                                                  Ended March 31,
CASH FLOWS FROM OPERATING ACTIVITIES               2001      2000
                                                ---------  --------
  Net income                                    $ 44,351   $ 22,125
                                                ---------  ---------
  Adjustments to reconcile net income to cash
  provided from operating activities -
   Depreciation and amortization                  31,471     22,662
   Preferred dividend requirement of
    subsidiary                                       238        269
   Deferred income taxes and investment
    tax credits                                      203     (5,491)
   Allowance for funds used during
    construction                                    (640)      (128)
   (Gain) loss on sale or retirement of
    assets                                             -     (8,961)
   Undistributed earnings of unconsolidated
    investments                                   (8,083)   (11,695)
   Cumulative effect of accounting change         (3,938)         -
   Unrealized gain on derivatives                 (5,498)         -
  Changes in assets and liabilities -
   Receivables - net                              16,119     23,213
   Inventories                                    64,844     20,173
   Prepaid gas delivery service                   30,260     20,823
   Recoverable fuel and natural gas costs        (23,919)      (625)
   Prepayments and other current assets           10,020       (162)
   Regulatory assets                                (306)     2,610
   Accounts payable, refunds to customers,
   customer deposits, other current
    liabilities                                 (122,378)    12,164
   Accrued taxes and interest                     43,278     (2,890)
   Accrued post-retirement benefits other
    than pensions                                 (2,900)     1,404
   Other - net                                     3,378      9,073
                                                ---------  ---------
   Total adjustments                              32,149     82,439
                                                ---------  ---------
     Net cash flows from operating activities     76,500    104,564
                                                ---------  ---------
CASH FLOWS (REQUIRED FOR) FROM FINANCING
ACTIVITIES
  Issuance (retirement) of common stock          129,420          -
  Retirement of preferred stock                     (153)      (116)
  Proceeds from long-term debt                         -          -
  Retirement of long-term debt and other
   obligations                                    (7,022)    (1,542)
  Net change in short-term borrowings           (120,446)   (35,717)
  Dividends on common stock                      (17,219)   (14,695)
  Other                                             (189)     1,231
                                                ---------  --------
     Net cash flows (required for) from
     financing activities                        (15,609)   (50,839)
                                                ---------  ---------
CASH FLOWS (REQUIRED FOR) FROM INVESTING
ACTIVITIES
  Capital expenditures                           (46,211)   (40,855)
  Investment in leveraged leases                       -        112
  Investments in partnerships and other
   corporations                                   (4,419)    11,946
  Change in notes receivable                      (2,612)   (22,963)
  Cash distributions from unconsolidated
   investments                                         -          -
  Acquisition of DPL natural gas distribution
   assets                                              -          -
  Other                                              296        243
                                                ---------  --------
     Net cash flows (required for) investing
      activities                                 (52,946)   (51,517)
                                                ---------  ---------
Net increase (decrease) in cash                    7,945      2,208

Cash and cash equivalents at beginning of
 period                                           15,170     17,351
                                                ---------  ---------
Cash and cash equivalents at end of period      $ 23,115   $ 19,559
                                                =========  ========


                                                   Twelve Months
                                                  Ended March 31,
CASH FLOWS FROM OPERATING ACTIVITIES             2001        2000
                                              ----------  ----------
  Net income                                  $  94,266   $  72,150
                                              ----------  ----------
  Adjustments to reconcile net income to
  cash provided from operating activities -
   Depreciation and amortization                114,470      88,435
   Preferred dividend requirement of
    subsidiary                                      986       1,077
   Deferred income taxes and investment tax
   credits                                       21,039       2,540
   Allowance for funds used during
    construction                                 (3,158)     (3,980)
   (Gain) loss on sale or retirement of
    assets                                            -      (8,961)
   Undistributed earnings of unconsolidated
    investments                                 (13,942)    (15,003)
   Cumulative effect of accounting change        (3,938)          -
   Unrealized gain on derivatives                (5,498)          -
  Changes in assets and liabilities -
   Receivables - net                           (253,865)     (8,831)
   Inventories                                   62,488      11,537
   Prepaid gas delivery service                  (4,475)       (114)
   Recoverable fuel and natural gas costs      (105,637)     (4,461)
   Prepayments and other current assets          17,735      (9,692)
   Regulatory assets                             (7,569)      1,777
   Accounts payable, refunds to customers,
   customer deposits, other current
    liabilities                                  82,580      21,761
   Accrued taxes and interest                    14,984      (5,123)
   Accrued post-retirement benefits other
    than pensions                                   637       3,271
   Other - net                                   (1,781)      2,764
                                              ----------  ----------
   Total adjustments                            (84,944)     76,997
                                              ---------   ----------
     Net cash flows from operating
      activities                                  9,322     149,147
                                              ----------  ---------
CASH FLOWS (REQUIRED FOR) FROM FINANCING
ACTIVITIES
  Issuance (retirement) of common stock         133,398      (2,330)
  Retirement of preferred stock                  (2,354)       (116)
  Proceeds from long-term debt                  148,000     110,000
  Retirement of long-term debt and other
   obligations                                   (8,779)    (67,682)
  Net change in short-term borrowings           467,541      49,009
  Dividends on common stock                     (62,500)    (57,622)
  Other                                           1,043         161
                                              ---------   ---------
     Net cash flows (required for) from
      financing activities                      676,349      31,420
                                              ----------  ----------
CASH FLOWS (REQUIRED FOR) FROM INVESTING
ACTIVITIES
  Capital expenditures                         (169,622)   (122,486)
  Investment in leveraged leases                   (328)     (9,247)
  Investments in partnerships and other
   corporations                                 (35,254)    (32,981)
  Change in notes receivable                    (11,654)    (55,234)
  Cash distributions from unconsolidated
   investments                                    3,413       4,475
  Acquisition of DPL natural gas
   distribution assets                         (463,301)          -
  Other                                          (5,369)      2,607
                                              ----------  ---------
     Net cash flows (required for) investing
     activities                                (682,115)   (212,866)
                                              ----------  ----------
Net increase (decrease) in cash                   3,556     (32,299)

Cash and cash equivalents at beginning of
 period                                          19,559      51,858
                                              ----------  ----------
Cash and cash equivalents at end of period    $  23,115   $  19,559
                                              =========   ==========

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

Vectren is a public utility holding company, whose wholly owned subsidiary, Vectren Utility Holdings, Inc. (VUHI), is the intermediate holding company for Vectren's three operating public utilities, Indiana Gas Company, Inc. (Indiana Gas), formerly a wholly owned subsidiary of Indiana Energy, Southern Indiana Gas and Electric Company (SIGECO), formerly a wholly owned subsidiary of SIGCORP, and the Ohio operations. VUHI's regulated subsidiaries serve approximately one million customers. Indiana Gas provides natural gas and transportation services to a diversified base of customers in 311 communities in 49 of Indiana's 92 counties. SIGECO provides generation, transmission, distribution and the sale of electric power to Evansville, Indiana, and 74 other communities, and the distribution and sale of natural gas to Evansville, Indiana, and 64 communities in ten
counties in southwestern Indiana.   The Ohio operations, owned as
a tenancy in common by Vectren Energy Delivery of Ohio, Inc., a wholly owned subsidiary, (53 % ownership) and Indiana Gas (47 % ownership), provide natural gas distribution and transportation services to Dayton, Ohio and 16 counties in west central Ohio. The Ohio operations were acquired from the Dayton Power & Light Company on October 31, 2000.

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

2.  Basis of Presentation

The interim financial statements included in this report have been prepared by Vectren, without audit, as provided in the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted as provided in such rules and regulations. Vectren believes that the information in this report reflects all adjustments necessary to fairly state the results of the interim periods reported. These financial statements and related notes should be read in conjunction with Vectren's audited annual consolidated financial statements for the year ended December 31, 2000 filed on Form 10-K. Because of the seasonal nature of Vectren's utility operations, the results shown on a quarterly basis are not necessarily indicative of annual results.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Certain reclassifications have been made to prior period financial statements to conform with the current year classification. These reclassifications have no impact on previously reported net income.

3.  Merger and Integration Costs

Merger and integration costs incurred for the three and twelve months ended March 31, 2001 were $1.0 million and $14.9 million, respectively. These costs relate primarily to transaction costs, severance, and other merger and integration activities such as signage and vehicle identification changes. The accrual remaining for such costs at March 31, 2001 was $1.6 million. The continued merger integration activities will be substantially completed in 2001.

As a result of merger integration activities, management has identified certain information systems that are expected to be retired in 2001. Accordingly, the useful lives of these assets have been shortened to reflect this decision, resulting in additional depreciation expense of approximately $3.2 million and $14.6 million, respectively, for the three and twelve months ended March 31, 2001.

4.  Short - Term Borrowings

At March 31, 2001, Indiana Gas was not in compliance with the total indebtedness to capitalization ratio contained in its back up credit facility for its commercial paper program. The non-compliance resulted from the indebtedness incurred to purchase its ownership interest in the Ohio operations and working capital requirements associated with higher gas costs. A waiver on the Indiana Gas facility has been obtained to waive the non-compliance through and including March 31, 2001 which effectively waives the noncomplieance up to June 30, 2001, the date of the next quarterly test of the financial covenants. Vectren anticipates making an equity investment in Indiana Gas to bring Indiana Gas back into compliance. No amount is outstanding under the back up facility.

5.  Long - Term Debt

SIGECO has $53.7 million of adjustable rate pollution control series first mortgage bonds which could, at the election of the bondholder, be tendered to SIGECO when the interest rates are reset. Prior to the latest reset on March 1, 2001, the interest rates were reset annually, and the bonds subject to tender were presented in the Consolidated Balance Sheets as current liabilities. Effective March 1, 2001, the bonds were reset for a five-year period and have been classified as long-term debt. Resulting from the reset, the interest rate on the $31.5 million Series A bonds increased from 4.30 % to 4.75 %, and the interest rate on the $22.2 million Series C bonds increased from 4.45 % to
5.00 %.

6.  Common Stock Offering

On January 19, 2001, Vectren filed a registration statement with the Securities and Exchange Commission with respect to a public offering of 5.5 million shares of new common stock. On February 8, 2001, the registration became effective and agreement was reached to sell 5.5 million shares to a group of underwriters. On February 14, the shares were sold, at which time, the underwriters exercised their over-allotment option to sell an additional 825,000 shares for a total of about 6.3 million shares. The net proceeds of $129.4 million were used to repay outstanding commercial paper utilized for recent acquisitions.

7.  Earnings Per Share

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share assumes the conversion of stock options into common shares using the treasury stock method to the extent the effect of the conversion would be dilutive.

The following table details the number of shares of common stock added to the average common shares outstanding to show the effects of the assumed exercise of stock options for the purpose of calculating diluted earnings per share.


                          Three Months        Twelve Months
                        Ended March 31,      Ended March 31,
In thousands              2001       2000      2001      2000
                        ------      -----     -----    ------
Effect of dilutive
stock options              154        108        52        91

For the three months ended March 31, 2001 and 2000, options to purchase an additional 95,400 and 615,847 common shares of the company's common stock were outstanding, but were not included in the computation of diluted earnings per share because their effect would be antidilutive. Exercise prices for options excluded from the computation equaled $24.05 in 2001 and ranged from $17.44 to $24.05 in 2000.

For the twelve months ended March 31, 2001 and 2000, options to purchase an additional 95,400 and 558,506 common shares of the company's common stock were outstanding, but were not included in the computation of diluted earnings per share because their effect would be antidilutive. Exercise prices for options excluded from the computation equaled $24.05 in 2001 and ranged from $19.83 to $24.05 in 2000.

8.  New Accounting Principle

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

SES's primary business is the buying and re-selling of physical natural gas to the industrial market segment. SES manages its pricing risk by entering into corresponding gas commodity contracts that ensure a reasonable matching of the associated risk. In addition, SES takes physical delivery of gas in storage facilities to ensure operational as well as price risk management of its forward positions. Open positions in terms of price, volume and specified delivery locations do occur and are managed by SES using the above instruments and through management reporting. These commodity contracts and gas storage facilities involve the normal purchase and sale of natural gas and therefore do not require fair value accounting under SFAS 133. SES also utilizes price swap agreements that are accounted for under SFAS 133 to mitigate price risk related to certain forward physical contracts. These derivatives have not been designated as hedges; accordingly, the changes in market value will be recorded currently in earnings. The mark to market impact of these derivatives has been reflected as part of the transition adjustment recorded to earnings on January 1, 2001.

SIGECO uses derivative and non-derivative forward contracts in its power marketing operations to effectively manage the utilization of its generation capacity. Certain forward sales contracts are used to sell the excess generation capacity of SIGECO when demand conditions warrant this activity. These contracts involve the normal sale of electricity and therefore do not require fair value accounting under SFAS 133. Certain forward purchase and sale contracts entered into as part of "buy-sell" transactions with other utilities and power marketers are derivatives but do not qualify for hedge accounting. The mark to market impact of these derivatives upon adoption of SFAS 133 is reflected as part of the transition adjustment recorded to earnings on January 1, 2001.

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

The cumulative impact of the adoption of SFAS 133 on January 1, 2001 is an earnings gain of approximately $6.3 million ($3.9 million after tax) due to the derivatives used in power marketing operations. The impact of the derivatives used by SES and the interest rate swap was immaterial.

As of March 31, 2001, the fair value of power marketing derivative contracts totals $11.8 million and is included in deferred charges, net in the Consolidated Balance Sheets. The difference between the current market value and the market value on the date of adoption of $5.5 million is included in purchased electric energy in the Consolidated Statements of Income. The fair value of the interest rate swap is $1.4 million and is included in other current liabilities on the Consolidated Balance Sheets. The difference between the current market value and the market value on the date of adoption of $1.4 million ($0.9 million after tax) is included in accumulated other comprehensive income on the Consolidated Balance Sheets and will be reclassified to interest expense by December 31, 2001 as the swap expires in 2001. Derivatives used by SES remain immaterial.

In addition to these wholly owned subsidiaries, ProLiance Energy, LLC, (ProLiance) a 50 % owned equity method investment, adopted SFAS 133 on August 31, 2000. The impact of adoption on ProLiance is reflected in accumulated other comprehensive income due to the nature of the derivatives used.

9.  Other Comprehensive Income

Vectren's components of other comprehensive income (loss) include its portion of ProLiance's other comprehensive income and market value fluctuation of an interest rate swap designated as a cash flow hedge. ProLiance's other comprehensive income is the result of its adoption of SFAS 133.

Other comprehensive income consists of the following:


                           Three Months      Twelve Months
                            Ended March 31,  Ended March 31,
In thousands                 2001     2000     2001      2000
                           -------   ------- -------   -------
Net income                 $44,351   $22,125 $94,266   $72,150
 Other comprehensive
 income of unconsoli-
 dated investments,
 net of tax                 (6,628)        -     874         -
 Interest rate swap and
  other, net of tax           (906)       62    (922)      (22)
                           -------   ------- -------   -------
Other comprehensive
 income                    $36,817   $22,187 $94,218   $72,128
                           =======   ======= =======   =======


10.  Contingencies

Vectren is party to various legal proceedings arising in the normal course of business. In the opinion of management, with the exception of litigation matters related to ProLiance (See
Note 11) and the Clean Air Act (See Note 12), there are no legal proceedings pending against Vectren that are likely to have a material adverse effect on its financial position or results of operations.

11.  ProLiance Energy, LLC

ProLiance, a 50 % owned, non-regulated, energy marketing affiliate of Vectren, began providing natural gas and related services to Indiana Gas, Citizens Gas and Coke Utility (Citizens
Gas) and others effective April 1, 1996. The sale of gas and provision of other services to Indiana Gas by ProLiance is subject to regulatory review through the quarterly gas cost adjustment (GCA) process administered by the Indiana Utility Regulatory Commission (IURC).

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

On September 22, 2000, the Indiana Supreme Court issued a decision affirming the IURC's decision on ProLiance in all respects. The IURC has recently commenced the processing of these further proceedings by conducting a prehearing conference. Discovery is ongoing in the further proceeding at the current time. Until the three pricing issues reserved by the IURC are resolved, Vectren will continue to reserve a portion of its share of ProLiance earnings.

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

Indiana Gas continues to record gas costs in accordance with the terms of the ProLiance contract and Vectren continues to record its proportional share of ProLiance's earnings. Pre-tax income of $5.6 million and $3.4 million was recognized as ProLiance's contribution to earnings for the three months ended March 31, 2001 and 2000, respectively. Pre-tax income of $7.9 million and $5.1 million was recognized as ProLiance's contribution to earnings for the twelve months ended March 31, 2001 and 2000, respectively. Earnings recognized from ProLiance are included in equity in earnings of unconsolidated investments on the Consolidated Statements of Income. At March 31, 2001, March 31, 2000 and December 31, 2000, Vectren has reserved approximately $2.7 million, $2.2 million and $2.4 million, respectively, of ProLiance's earnings after tax pending resolution of the remaining issues.

12.  Environmental Matters

Clean Air Act

NOx SIP Call Matter. In October 1997, the United States Environmental Protection Agency (USEPA) proposed a rulemaking that could require uniform nitrogen oxide (NOx) emissions reductions of 85 % by utilities and other large sources in a 22-state region spanning areas in the Northeast, Midwest, Great Lakes, Mid-Atlantic and South. This rule is referred to as the "NOx SIP call." The USEPA provided each state a proposed budget of allowed NOx emissions, a key ingredient of ozone, requiring a significant reduction of such emissions. Under that budget, utilities may be required to reduce NOx emissions to a rate of
0.15 lb/mmBtu below levels already imposed by Phase I and Phase II of the Clean Air Act Amendments of 1990 (the Act).

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

On March 3, 2000, the United States Circuit Court of Appeals for the District of Columbia (D.C. Court of Appeals) upheld the USEPA's October 27, 1998 final rule requiring 23 states and the District of Columbia to file revised SIPs with the USEPA. Numerous petitioners, including several states, filed petitions for rehearing with the D.C. Court of Appeals. On June 22, 2000, the D.C. Court of Appeals denied petition for rehearing en banc. Following this decision, on August 30, 2000, the D.C. Court of Appeals issued an extension of the SIP Call implementation deadline to May 31, 2004. On September 20, 2000, petitioners filed a Petition of Writ of Certiori with the United States Supreme Court requesting review of the D.C. Court of Appeals March 3, 2000 Order, which was denied. Therefore, SIGECO's compliance date remains May 31, 2004.

The proposed NOx emissions budget for Indiana stipulated in the USEPA's final ruling requires a 36 % reduction in total NOx emissions from Indiana. The ruling, pending finalization of state rule making, could require SIGECO to lower its system-wide emissions by approximately 70 %. Depending on the level of system-wide emissions reductions ultimately required, and the control technology utilized to achieve the reductions, the estimated construction costs of the control equipment could reach $160 million, which are expected to be expended during the 2001-2004 period, and related additional operation and maintenance expenses could be an estimated $8 million to $10 million, annually.

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

Information Request. On January 23, 2001, SIGECO received an information request from the USEPA under Section 114(a) of the Act for historical operational information on the Warrick and A.B. Brown generating stations. SIGECO has provided all information requested, and management believes that no significant issues will arise from this request.

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

Indiana Gas has identified the existence, location and certain general characteristics of 26 gas manufacturing and storage sites for which it may have some remedial responsibility. Indiana Gas has completed a remedial investigation/feasibility study (RI/FS) at one of the sites under an agreed order between Indiana Gas and the Indiana Department of Environmental Management (IDEM), and a Record of Decision was issued by the IDEM in January 2000. Although Indiana Gas has not begun an RI/FS at additional sites, Indiana Gas has submitted several of the sites to IDEM's Voluntary Remediation Program and is currently conducting some level of remedial activities including groundwater monitoring at certain sites where deemed appropriate and will continue remedial activities at the sites as appropriate and necessary.

Indiana Gas has accrued the estimated costs for further investigation, remediation, groundwater monitoring and related costs for the sites. While the total costs that may be incurred in connection with addressing these sites cannot be determined at this time, Indiana Gas has accrued costs that it reasonably expects to incur.

Indiana Gas has recovered these estimated accrued costs from insurance carriers and other potentially responsible parties
(PRPs). Indiana Gas has PRP agreements in place for 19 of the 26 sites, which serve to limit Indiana Gas' share of response costs at these 19 sites to between 20% and 50%. For these sites, Indiana Gas has accrued only its proportionate share of the estimated response costs.

With respect to insurance coverage, as of March 31, 2001, Indiana
Gas has received and recorded settlements from all known insurance carriers in an aggregate amount of approximately $20.3 million.

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

13.  Rate and Regulatory Matters

Gas Costs Proceedings

Commodity prices for natural gas purchases have increased significantly, primarily due to a colder winter, increased demand and tighter supplies. Vectren's utility subsidiaries are allowed full recovery of such changes in purchased gas costs for their retail customers through commission-approved gas cost adjustment mechanisms.

On October 11, 2000, Indiana Gas filed for approval of its regular quarterly GCA. In early December, the IURC issued an interim order approving the request by Indiana Gas for a GCA factor for December 2000. On January 4, 2001, the IURC approved the January and February 2001 GCA as filed. The order also addressed the claim by the Indiana Office of Utility Consumer Counselor (OUCC) that a portion of the requested GCA be disallowed because Indiana Gas should have entered into additional commitments for this winter's gas supply in late 1999 and early 2000. In procuring gas supply for this winter, Indiana Gas followed the gas procurement practices that it had employed over the last several years. In response to the claim by the OUCC, the IURC found that there should be a $3.8 million disallowance related to gas procurement for the winter season.
As a result, Indiana Gas recognized a pre-tax charge of $3.8 million in December 2000. Both Indiana Gas and the OUCC appealed the ruling. The Citizens Action Coalition of Indiana, Inc.(CAC), a not for profit consumer advocate, also filed with the IURC a petition to intervene and a notice of appeal of the order.

In March 2001, Vectren, Indiana Gas and SIGECO reached agreement with the OUCC and CAC regarding the IURC Order. As part of the agreement, among other things, the companies agreed to contribute an additional $1.9 million to the state of Indiana's Low Income Heating Assistance Program in 2001 and to credit $3.3 million of the $3.8 million disallowed amount to Indiana Gas customers' April 2001 utility bills in exchange for both the OUCC and the CAC dropping their appeals of the IURC Order. In April 2001, the IURC issued an order approving the settlement.

Purchased Power Costs

As a result of the ongoing appeal of a generic order issued by the IURC in August 1999 regarding guidelines for the recovery of purchased power costs, SIGECO entered into a settlement agreement with the OUCC that provides certain terms with respect to the recoverability of such costs. The settlement, originally approved by the IURC on August 9, 2000, has been extended by agreement through March 2002. Under the settlement, SIGECO can recover the entire cost of purchased power up to an established benchmark, and during forced outages, SIGECO will bear a limited share of its purchased power costs regardless of the market costs at that time. Based on this agreement, SIGECO believes it has limited its exposure to unrecoverable purchased power costs.

14.  Affiliate Transactions

ProLiance provides natural gas supply and related services to certain wholly owned subsidiaries of Vectren. Purchases from ProLiance for resale and for injections into storage for the three months ended March 31, 2001 and 2000 totaled $268.5 million and $66.1 million, respectively; and for the twelve months ended March 31, 2001 and 2000 totaled $681.3 million and $240.4 million, respectively.

ProLiance has a standby letter of credit facility with a bank for letters up to $45 million, $30 million and $45 million at March 31, 2001, March 31, 2000 and December 31, 2000. This facility is collaterialized in part by a support agreement from Vectren. Letters of credit outstanding at March 31, 2001, March 31, 2000 and December 31, 2000 totaled $14.8 million, $12.8 million and $22.0 million, respectively.

CIGMA, LLC (CIGMA), owned jointly and equally by a wholly owned subsidiary of Vectren and a third party, provides materials acquisition and related services that are used by certain wholly owned subsidiaries of Vectren. Purchases of these services during the three months ended March 31, 2001 and 2000 totaled $3.7 million and $4.1 million, respectively; and for the twelve months ended March 31 2001 and 2000 totaled $17.2 million and $16.9 million, respectively.

Vectren is a two-thirds guarantor of certain surety bonds and other obligations of Energy Systems Group, LLC, a two-thirds owned consolidated subsidiary. Vectren's share of the guarantee of such obligations totaled $56.4 million, $43.8 million and $50.6 million at March 31, 2001, March 31, 2000 and December 31, 2000, respectively.

Amounts owed to unconsolidated affiliates totaled $40.2 million, $39.5 million and $102.5 million at March 31, 2001, March 31, 2000 and December 31, 2000, respectively, and are included in
accounts payable on the Consolidated Balance Sheets.   Amounts
due from unconsolidated affiliates totaled $24.8 million, $17.0 million and $17.6 million at March 31, 2001, March 31, 2000 and December 31, 2000 respectively, and are included in accounts receivable on the Consolidated Balance Sheets.

15.  Segment Reporting

Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in the assessment of performance.

There were three operating segments of Vectren during the reported periods: (1) Gas Utility Services, (2) Electric Utility Services, and (3) Non-regulated Operations. The Gas Utility Services segment distributes, transports and sells natural gas in southwest and central Indiana and west central Ohio and is comprised of the operations of Indiana Gas, the Ohio operations and SIGECO's natural gas business. The Electric Utility Services segment generates, transmits, distributes and sells electricity within primarily southwestern Indiana and in periods of under utilized capacity, sells excess electricity to other wholesale customers. This segment is comprised of SIGECO's electric business. The Non-regulated Operations segment is made up of various businesses providing energy-related products and services; telecommunication products and services; materials management, debt collection and meter reading services; underground utility asset location and construction services; structured finance and investment transactions including leveraged leases of real estate and equipment; venture capital projects; coal mining and sales; and other energy-related services. Revenues for each segment are principally attributable to customers in the United States.

Effective January 1, 2001, the utility operations announced the reorganization of those operations into two primary business units: Energy Delivery and Power Supply. During 2001, organizational alignment will occur along with the development of management reporting processes. As a result, Vectren will report utility segment information as Gas Utility Services and Electric Utility Services.

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


                                            Three Months
                                          Ended March 31,
In thousands                             2001          2000
                                     -----------   -----------
Operating Revenues:
  Gas Utility Services               $  522,889    $  200,845
  Electric Utility Services              88,209        72,990
  Non-regulated Operations              292,465       101,456
  Intersegment Eliminations             (20,475)      (15,847)
                                     -----------   -----------
      Total operating revenues       $  883,088    $  359,444
                                     ==========    ==========
Net Income:
  Gas Utility Services               $   18,804    $   10,222
  Electric Utility Services              16,869        2,607
  Non-regulated Operations                8,678        9,296
  Intersegment Eliminations                   -            -
                                     -----------   ----------
      Net income                     $   44,351    $  22,125
                                     ===========   ===========


                                           Twelve Months
                                          Ended March 31,
In thousands                             2001          2000
                                     ------------  -----------
Operating Revenues:
  Gas Utility Services               $1,140,797    $  509,236
  Electric Utility Services             351,628       309,572
  Non-regulated Operations              743,847       344,987
  Intersegment Eliminations             (63,938)      (56,967)
                                     -----------   -----------
      Total operating revenues       $2,172,334    $1,106,828
                                     ===========   ==========
Net Income:
  Gas Utility Services               $   24,172    $   17,009
  Electric Utility Services              51,072        35,017
  Non-regulated Operations               19,181        20,124
  Intersegment Eliminations                (159)            -
                                     -----------   -----------
      Net income                     $   94,266    $   72,150
                                     ===========   ===========



                         March 31,    March 31,   December 31,
                            2001         2000         2000
                        -----------  -----------  ------------
Identifiable Assets:
  Gas Utility Services  $1,511,901   $  828,785   $1,658,778
  Electric Utility
  Services                 788,056      755,884      799,104
  Non-regulated
  Operations               842,762      526,983      749,237
  Intersegment
  Eliminations            (282,518)    (156,003)    (297,932)
                        -----------  -----------  -----------
   Total identifiable
   assets               $2,860,201   $1,955,649   $2,909,187
                        ===========  ==========   ===========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION

          VECTREN CORPORATION AND SUBSIDIARY COMPANIES

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

Vectren is a public utility holding company, whose wholly owned subsidiary, Vectren Utility Holdings, Inc. (VUHI), is the intermediate holding company for Vectren's three operating public utilities, Indiana Gas Company, Inc. (Indiana Gas), formerly a wholly owned subsidiary of Indiana Energy, Southern Indiana Gas and Electric Company (SIGECO), formerly a wholly owned subsidiary of SIGCORP, and the Ohio operations. VUHI's regulated subsidiaries serve approximately one million customers. Indiana Gas provides natural gas and transportation services to a diversified base of customers in 311 communities in 49 of Indiana's 92 counties. SIGECO provides generation, transmission, distribution and the sale of electric power to Evansville, Indiana, and 74 other communities, and the distribution and sale of natural gas to Evansville, Indiana, and 64 communities in ten
counties in southwestern Indiana.   The Ohio operations, owned as
a tenancy in common by Vectren Energy Delivery of Ohio, Inc., a wholly owned subsidiary, (53 % ownership) and Indiana Gas (47 % ownership), provide natural gas distribution and transportation services to Dayton, Ohio and 16 counties in west central Ohio. The Ohio operations were acquired from the Dayton Power & Light Company on October 31, 2000.

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

                            Overview

Vectren's consolidated earnings result from the operations of its utility subsidiaries, Indiana Gas, SIGECO and the Ohio operations, and from the non-utility operations and investments of Vectren's non-regulated businesses.


In millions, except per              Three Months     Twelve Months
share amounts                       Ended March 31,  Ended March 31,
                                     2001     2000     2001    2000
                                   -------   ------- -------  ------
Net income, as reported            $44.4     $22.1   $ 94.3   $72.2
  Merger and integration costs,
   net of tax                        2.5      19.3     20.1    19.3
  Cumulative effect of accounting
   change                           (3.9)        -     (3.9)      -
  Gain on restructuring of a
   non-regulated investment,
   net of tax                          -      (4.9)       -    (4.9)
                                   -------   ------- -------  ------
Net income before merger and
 integration costs, cumulative
 effect of accounting change and
 gain on restucturing of a
 non-regulated investment          $43.0     $36.5   $110.5   $86.6
                                  =======   ======= =======  ======
  Attributed to:
    Regulated                      $34.4     $31.3   $ 87.1   $70.5
    Non-regulated                  $ 8.6     $ 5.2   $ 23.4   $16.1

Basic earnings per share, as
 reported                          $0.68     $0.36   $ 1.51   $1.18
  Merger and integration costs,
   net of tax                       0.04      0.32     0.32    0.32
  Cumulative effect of accounting
   change                          (0.06)        -    (0.06)      -
  Gain on restructuring of a
   non-regulated investment,
   net of tax                          -     (0.08)       -   (0.08)
                                   -------   ------- -------  ------
Basic earnings per share before
merger and integration costs,
 cumulative effect of  accounting
 change and gain on restucturing
 of a non-regulated investment     $0.66     $0.60   $ 1.77   $1.42
                                  =======   ======= =======  ======
   Attributed to:
    Regulated                      $0.52     $0.52   $ 1.39   $1.16
    Non-regulated                  $0.14     $0.08   $ 0.38   $0.26


Net Income

For the three months ended March 31, 2001, consolidated net income was $44.4 million, or $0.68 per share on a basic earnings per share basis. Consolidated net income before merger and integration costs of $4.2 million, including $3.2 million of additional depreciation expense (see merger and integration costs below), and the cumulative effect of the accounting change (adoption of FAS 133) was $43.0 million, or $0.66 per share, compared to net income and basic earnings per share before merger and integration costs and the one time gain from the restructuring of a non-regulated investment for the first quarter of 2000 of $36.5 million, or $0.60 per share, respectively.

For the twelve months ended March 31, 2001, consolidated net income was $94.3 million, or $1.51 per share on a basic earnings per share basis. Consolidated net income before merger and integration costs of $29.5 million, including $14.6 million of additional depreciation expense (see merger and integration costs below), and the cumulative effect of the accounting change was $110.5 million, or $1.77 per share, compared to net income and basic earnings per share before merger and integration costs and the one time gain from the restructuring of a non-regulated investment for the twelve months ended March 31, 2000 of $86.6 million, or $1.42 per share, respectively. Vectren's results for the twelve months ended March 31, 2001 reflect the results of the Ohio operations for five months.

Dividends

On January 24, 2001, the board of directors declared a dividend of $0.255 per share, payable on March 1, 2001, to common shareholders of record on February 15, 2001. Total dividends paid were $1.00 per share for the twelve months ended March 31, 2001, compared to $0.95 per share for the twelve months ended March 31, 2000.

                 Results of Regulated Operations

Regulated utility operations contributed net income before merger and integration costs (as described below) and the cumulative effect of the accounting change (adoption of SFAS 133) of $34.4 million, or $0.52 per share, for the three months ended March 31, 2001, compared to $31.3 million, or $0.52 for the same period in 2000.

For the twelve months ended March 31, 2001, regulated operations contributed net income before merger and integration costs (as described below) and the cumulative effect of the accounting change (adoption of SFAS 133) of $87.1 million, or $1.39 per share, compared to $86.6 million, or $1.16 for the same period in 2000.

The results for regulated operations were primarily driven by colder weather, the inclusion of the Ohio operations, the impact marking certain whole contracts to market as required by SFAS 133, and additional wholesale marketing sales. These increases were offset somewhat by reduced consumption and additional operating expenses, both primarily attributable to the significant increase in natural gas costs.

Utility Margin (Operating Revenues Less Cost of Gas Sold, Fuel for Electric Generation, Purchased Electric Energy)

Gas Utility Margin

Gas Utility margin for the three months ended March 31, 2001 of $118.8 million increased $36.5 million, or 44 %, compared to 2000. The Ohio operations represent $35.5 million of the increase. The remaining increase of $1.0 million related to Indiana Gas and SIGECO is due to a 2 % increase in throughput resulting primarily from temperatures being 15 % colder than the previous year. These favorable impacts were partially offset by reduced consumption and the cost of unaccounted for gas due to much higher gas costs (see below).

Total cost of gas sold was $404.1 million for the three months ended March 31, 2001 and $118.5 million in 2000. Excluding $147.4 million related to the Ohio operations, total cost of gas sold increased $138.2 million, or 116 %, during 2001 compared to 2000, primarily due to significantly higher per unit purchased gas costs. The total average cost per dekatherm of gas purchased by Indiana Gas and SIGECO for the three months ended March 31, 2001 was $7.40 compared to $3.84 for the same period in 2000.

Gas Utility margin for the twelve months ended March 31, 2001 of $302.7 million increased $74.9 million, or 33 %, compared to 2000. The Ohio operations represent $63.7 million of the increase. The remaining increase of $11.2 million related to Indiana Gas and SIGECO is due to a 11 % increase in throughput resulting primarily from temperatures being 26 % colder than the previous year and a 2 % increase in their combined residential customer base. These favorable impacts on gas margin were partially offset by a $3.8 million disallowance of gas costs by the Indiana Utility Regulatory Commission (IURC) and the cost of unaccounted for gas due to higher gas costs.

Total cost of gas sold was $838.1 million for the twelve months ended March 31, 2001 and $281.5 million in 2000. Excluding $230.6 million related to the Ohio operations, total cost of gas sold increased $326.0 million, or 116 %, during 2001 compared to 2000, and is primarily due to significantly higher per unit purchased gas costs.

The price changes in the cost of gas purchased are due primarily to changing commodity costs in the marketplace. Vectren's utility subsidiaries are allowed full recovery of such changes in purchased gas costs from their retail customers through commission-approved gas cost adjustment mechanisms. For further information on matters affecting gas utility margin, see Rate and Regulatory Matters.

Electric Utility Margin

Electric Utility margin for the three months ended March 31, 2001 of $60.5 million, increased $7.6 million, or 14 %, over 2000 primarily due to a $5.5 million gain recorded to reflect certain wholesale power marketing purchase and sale contracts at current market values as required by Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) (see below). The remaining $2.1 million resulted primarily from a 8 % increase in sales to residential and commercial customers for the quarter due to the impact of colder weather on retail electric heating sales and an increasing customer base.

Electric Utility margin for the twelve months ended March 31, 2001 of $236.4 million, increased $15.1 million, or 7 %, over 2000 primarily due to the current quarter $5.5 million gain recorded to reflect certain wholesale power marketing purchase and sale contracts at current market values as required by SFAS 133 (see below). The remaining $9.6 million increase results from increased margin from sales to wholesale energy markets with volumes increasing 69 % over 2000, and a 5 % increase in sales to retail customers for the period due to the impact of colder weather on retail electric heating sales and an increasing customer base.

Purchased electric energy increased $9.7 million, or 278 %, and $25.1 million, or 119 %, for the three and twelve month periods ended March 31, 2001, compared to the same periods in the prior year due primarily to increased purchased power related to the greater sales to other utilities and power marketers.

Utility Operating Expenses (excluding Cost of Gas Sold, Fuel for
Electric Generation and Purchased Electric Energy)

Utility Other Operating

Excluding $11.8 million in expenses related to the Ohio operations, utility other operating expenses increased $3.2 million for the three months ended March 31, 2001 compared to the prior year, and excluding $18.9 million in expenses related to the Ohio operations, utility other operating expenses increased $4.5 million for the twelve months ended March 31, 2001. The increases reflect additional Low Income Heating Assistance Program contributions and bad debts provisions due to the increased gas costs which resulted in higher customer billings.

Utility Depreciation and Amortization

Utility depreciation and amortization increased $8.8 million and $26.0 million, respectively, for the three and twelve months ended March 31, 2001 compared to the prior year due primarily to additional depreciation related to merger and integration activities (see below) and the inclusion of the Ohio operations. Utility depreciation and amortization related to the Ohio operations was $3.9 million and $6.4 million for the three and twelve months ended March 31, 2001, respectively. The remaining increases are attributable to depreciation of additions to utility plant.

Utility Taxes Other Than Income Taxes

Utility taxes other than income taxes increased $10.9 million and $18.7 million, respectively, for the three and twelve month periods ended March 31, 2001. The three and twelve month periods include $9.7 million and $16.8 million, respectively, of primarily Ohio state excise tax related to the Ohio operations. The remaining increases result from increases in gross receipts and property taxes.

Merger and Integration Costs

Merger and integration costs incurred for the three and twelve months ended March 31, 2001 were $1.0 million and $14.9 million, respectively. These costs relate primarily to transaction costs, severance, and other merger and integration activities such as signage and vehicle identification changes. Vectren expects to realize net merger savings of nearly $200 million over the next ten years from the elimination of duplicate corporate and administrative programs and greater efficiencies in operations, business processes and purchasing. The continued merger integration activities, which will contribute to the merger savings, will be substantially completed in 2001.

As a result of the merger and integration activities, management has identified certain information systems that are expected to be retired in 2001. Accordingly, the useful lives of these assets have been shortened to reflect this decision, resulting in additional depreciation expense of approximately $3.2 million and $14.6 million for the three and twelve months ended March 31, 2001.

Merger costs are primarily reflected in the operations of the utility operating subsidiaries where merger savings are expected to be realized.

In total, for the three months ended March 31, 2001, merger and integration costs totaled $4.2 million ($2.5 million after tax), or $0.04 on a basic earnings per share basis compared to $27.2 million ($19.3 million after tax), or $0.32 on a basic earnings per share basis for the same period in 2000.

In total, for the twelve months ended March 31, 2001, merger and integration costs totaled $29.5 million ($20.1 million after tax), or $0.32 on a basic earnings per share basis compared to $27.2 million ($19.3 million after tax), or $0.32 on a basic earnings per share basis for the same period in 2000.

Utility Other Income, Net

Utility other income, net decreased $1.3 million for the three months ended March 31, 2001 compared to the prior year due to increased charitable contributions including the 2001 funding of Vectren Foundation, a not for profit organization formed in 2000. Utility other income, net for the twelve months ended March 31, 2001 was comparable to 2000 results.

Utility Interest Expense

Utility interest expense increased $9.6 million and $18.2 million, respectively, for the three and twelve months ended March 31, 2001, when compared to the prior year. The increases were due primarily to interest related to the financing of the acquisition of the Ohio operations, increased working capital requirements resulting from extremely high natural gas prices, and higher average interest rates on utility debt and short-term borrowings.

Utility Income Tax Expense

Federal and state income taxes related to utility operations increased $7.0 million and $9.6 million for the three and twelve months ended March 31, 2001, respectively, compared to the prior year due primarily to higher pre-tax earnings, partially offset by normal effective tax rates in 2001. The effective tax rate in 2000 was higher as a result of the non-deductibility of certain merger and integration costs.

               Results of Non-regulated Operations

Before merger and integration costs (as described below) and the one time gain on the restructuring of a non-regulated investment, non-regulated operations contributed net income of $8.6 million, or $0.14 per share, for the three months ended March 31, 2001, compared to $5.2 million, or $0.08 per share, for the same period in 2000.

Before merger and integration costs (as described below) and the one time gain on the restructuring of a non-regulated investment, non-regulated operations contributed net income of $23.4 million, or $0.38 per share, for the twelve months ended March 31, 2001, compared to $16.1 million, or $0.26 for the same period in 2000.

The increases of $0.06 and $0.12 per share for the three and twelve months ended March 31, 2001, respectively, is primarily driven by continued growth of the gas marketing operations and the gain on sale of an investment.

Energy Services and Other Revenues

Revenues from Vectren's non-utility operations (primarily the operating companies of its Energy Services, Utility Services and Communications groups) for the three and twelve months ended March 31, 2001 were $272.0 million and $679.9 million, respectively, compared to $85.6 million and $288.0 million in 2000. The significant increases over prior year amounts are primarily from Energy Services' natural gas marketing operations resulting from higher prices for natural gas reflected in sales to its customers during the periods and increased volume.

Costs of Energy Services and Other Revenues

Cost of energy services and other, which is primarily the cost of natural gas purchased for resale by Energy Services and project contract costs at Energy Services and Communications, increased $183.5 million and $383.6 million for the three and twelve months ended March 31, 2001, respectively, over 2000. The increase is primarily due to higher per unit purchased gas costs and growth in gas sales at Energy Services.

Non-regulated Margin

Margins for the three months and twelve months ended March 31, 2001 from non-regulated operations increased $2.9 million, or 75 %, to $6.8 million for the three month period and increased $8.3 million, or 56 %, to $23.2 million for the twelve month period. Growth in margin for both the three and twelve month periods principally results from continued growth of the company's natural gas marketing operations, performance contracting and energy efficiency project operations, and expanded coal mining operations.

Non-regulated Operating Expenses (excluding Costs of Energy
Services and Other Revenues)

Non-regulated operating expenses consist of other operating expenses, depreciation and amortization, and taxes other than income taxes. For the three and twelve months ended March 31, 2001, non-regulated operating expenses were comparable to the prior year periods.

Non-regulated Other Income

Equity in Earnings of Unconsolidated Investments
Earnings from unconsolidated investments decreased $3.6 million and $1.1 million, respectively, for the three and twelve months ended March 31, 2001, compared to the prior year. The decreases for both periods reflect an $8.0 million gain recognized in 2000 related to restructuring Communication's investment in SIGECOM, partially offset by the current quarter $3.9 million gain on the sale of one of Haddington Energy Partners' investments.

Non-regulated Other Income, Net
Non-regulated other income, net decreased $0.5 million for the three months ended March 31, 2001 and increased $1.6 million for the twelve months ended March 31, 2001 when compared to the prior year primarily due to fluctuations in interest income.

Non-regulated Interest Expense

Non-regulated interest expense increased by $0.9 million and $4.5 million, respectively, for the three and twelve months ended
March 31, 2001, when compared to the prior year. The increases were due primarily to increased debt to fund additional investments in non-regulated businesses.

Non-regulated Income Tax Expense

Federal and state income taxes related to non-regulated operations have decreased $2.6 million and $8.4 million, respectively, for the three and twelve months ended March 31, 2001, compared to the prior year. The decrease results from lower pretax earnings and additional utilization of tax credits.

                     Other Operating Matters

New Accounting Principle and Cumulative Effect of Change in
Accounting Principle

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

SES's primary business is the buying and re-selling of physical natural gas to the industrial market segment. SES manages its pricing risk by entering into corresponding gas commodity contracts that ensure a reasonable matching of the associated risk. In addition, SES takes physical delivery of gas in storage facilities to ensure operational as well as price risk management of its forward positions. Open positions in terms of price, volume and specified delivery locations do occur and are managed by SES using the above instruments and through management reporting. These commodity contracts and gas storage facilities involve the normal purchase and sale of natural gas and therefore do not require fair value accounting under SFAS 133. SES also utilizes price swap agreements that are accounted for under SFAS 133 to mitigate price risk related to certain forward physical contracts. These derivatives have not been designated as hedges; accordingly, the changes in market value will be recorded currently in earnings. The mark to market impact of these derivatives has been reflected as part of the transition adjustment recorded to earnings on January 1, 2001.

SIGECO uses derivative and non-derivative forward contracts in its power marketing operations to effectively manage the utilization of its generation capacity. Certain forward sales contracts are used to sell the excess generation capacity of SIGECO when demand conditions warrant this activity. These contracts involve the normal sale of electricity and therefore do not require fair value accounting under SFAS 133. Certain forward purchase and sale contracts entered into as part of "buy-sell" transactions with other utilities and power marketers are derivatives but do not qualify for hedge accounting. The mark to market impact of these derivatives upon adoption of SFAS 133 is reflected as part of the transition adjustment recorded to earnings on January 1, 2001.

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

The cumulative impact of the adoption of SFAS 133 on January 1, 2001 is an earnings gain of approximately $6.3 million, ($3.9 million after tax) due to the derivatives used in SIGECO's power marketing operations. The impact of derivatives used by SES and the interest rate swap was immaterial.

As of March 31, 2001, the fair value of power marketing derivative contracts totals $11.8 million and is included in deferred charges, net on the Consolidated Balance Sheets. The difference between the current market value and the market value on the date of adoption of $5.5 million is included in purchased electric energy in the Consolidated Statements of Income. The fair value of the interest rate swap is $1.4 million and is included in other current liabilities on the Consolidated Balance Sheets. The difference between the current market value and the market value on the date of adoption of $1.4 million ($0.9 million after tax) is included in accumulated other comprehensive income on the Consolidated Balance Sheets and will be reclassified to interest expense by December 31, 2001. Derivatives used by SES remain immaterial.

In addition to these wholly owned subsidiaries, ProLiance Energy, LLC, a 50 % owned equity method investment, adopted SFAS 133 on August 31, 2000. The impact of adoption on ProLiance is reflected in accumulated other comprehensive income due to the nature of the derivatives used.

Realignment

Effective January 1, 2001, the utility operations announced the reorganization of those operations into two primary business units: Energy Delivery and Power Supply. During 2001, organizational alignment will occur along with the development of management reporting processes. As a result, Vectren will report utility segment information as Gas Utility Services and Electric Utility Services.

                       Financial Condition

ProLiance Energy, LLC

ProLiance, a 50 % owned, non-regulated, energy marketing affiliate of Vectren, began providing natural gas and related services to Indiana Gas, Citizens Gas and Coke Utility (Citizens
Gas) and others effective April 1, 1996. The sale of gas and provision of other services to Indiana Gas by ProLiance is subject to regulatory review through the quarterly gas cost adjustment (GCA) process administered by the IURC.

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

On September 22, 2000, the Indiana Supreme Court issued a decision affirming the IURC's decision on ProLiance in all respects. The IURC has recently commenced the processing of these further proceedings by conducting a prehearing conference. Discovery is ongoing in the further proceeding at the current time. Until the three pricing issues reserved by the IURC are resolved, Vectren will continue to reserve a portion of its share of ProLiance earnings.

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

Indiana Gas continues to record gas costs in accordance with the terms of the ProLiance contract and Vectren continues to record its proportional share of ProLiance's earnings. Pre-tax income of $5.6 million and $3.4 million was recognized as ProLiance's contribution to earnings for the three months ended March 31, 2001 and 2000, respectively. Pre-tax income of $7.9 million and $5.8 million was recognized as ProLiance's contribution to earnings for the twelve months ended March 31, 2001 and 2000, respectively. Earnings recognized from ProLiance are included in equity in earnings of unconsolidated investments on the Consolidated Statements of Income. At March 31, 2001, March 31, 2000 and December 31, 2000, Vectren has reserved approximately $2.7 million, $2.2 million and $2.4 million, respectively, of ProLiance's earnings after tax pending resolution of the remaining issues.

Environmental Matters

Clean Air Act
NOx SIP Call Matter. In October 1997, the United States Environmental Protection Agency (USEPA) proposed a rulemaking that could require uniform nitrogen oxide (NOx) emissions reductions of 85 % by utilities and other large sources in a 22-state region spanning areas in the Northeast, Midwest, Great Lakes, Mid-Atlantic and South. This rule is referred to as the "NOx SIP call." The USEPA provided each state a proposed budget of allowed NOx emissions, a key ingredient of ozone, requiring a significant reduction of such emissions. Under that budget, utilities may be required to reduce NOx emissions to a rate of
0.15 lb/mmBtu below levels already imposed by Phase I and Phase II of the Clean Air Act Amendments of 1990 (the Act).

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

On March 3, 2000, the United States Circuit Court of Appeals for the District of Columbia (D.C. Court of Appeals) upheld the USEPA's October 27, 1998 final rule requiring 23 states and the District of Columbia to file revised SIPs with the USEPA. Numerous petitioners, including several states, filed petitions for rehearing with the D.C. Court of Appeals. On June 22, 2000, the D.C. Court of Appeals denied petition for rehearing en banc. Following this decision, on August 30, 2000, the D.C. Court of Appeals issued an extension of the SIP Call implementation deadline to May 31, 2004. On September 20, 2000, petitioners filed a Petition of Writ of Certiori with the United States Supreme Court requesting review of the D.C. Court of Appeals March 3, 2000 Order, which was denied. Therefore, SIGECO's compliance date remains May 31, 2004.

The proposed NOx emissions budget for Indiana stipulated in the USEPA's final ruling requires a 36 % reduction in total NOx emissions from Indiana. The ruling, pending finalization of state rule making, could require SIGECO to lower its system-wide emissions by approximately 70 %. Depending on the level of system-wide emissions reductions ultimately required, and the control technology utilized to achieve the reductions, the estimated construction costs of the control equipment could reach $160 million, which are expected to be expended during the 2001-2004 period, and related additional operation and maintenance expenses could be an estimated $8 million to $10 million, annually.

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

Information Request. On January 23, 2001, SIGECO received an information request from the USEPA under Section 114(a) of the Act for historical operational information on the Warrick and A.B. Brown generating stations. SIGECO has provided all information requested, and management believes that no significant issues will arise from this request.

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

Indiana Gas has identified the existence, location and certain general characteristics of 26 gas manufacturing and storage sites for which it may have some remedial responsibility. Indiana Gas has completed a remedial investigation/feasibility study (RI/FS) at one of the sites under an agreed order between Indiana Gas and the Indiana Department of Environmental Management (IDEM), and a Record of Decision was issued by the IDEM in January 2000. Although Indiana Gas has not begun an RI/FS at additional sites, Indiana Gas has submitted several of the sites to IDEM's Voluntary Remediation Program and is currently conducting some level of remedial activities including groundwater monitoring at certain sites where deemed appropriate and will continue remedial activities at the sites as appropriate and necessary.

Indiana Gas has accrued the estimated costs for further investigation, remediation, groundwater monitoring and related costs for the sites. While the total costs that may be incurred in connection with addressing these sites cannot be determined at this time, Indiana Gas has accrued costs that it reasonably expects to incur.

Indiana Gas has recovered these estimated accrued costs from insurance carriers and other potentially responsible parties
(PRPs). Indiana Gas has PRP agreements in place for 19 of the 26 sites, which serve to limit Indiana Gas' share of response costs at these 19 sites to between 20 % and 50 %. For these sites, Indiana Gas has accrued only its proportionate share of the estimated response costs.

With respect to insurance coverage, as of March 31, 2001, Indiana
Gas has received and recorded settlements from all known insurance carriers in an aggregate amount of approximately $20.3 million.

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

Rate and Regulatory Matters

Gas Cost Proceedings
Commodity prices for natural gas purchases have increased significantly, primarily due to a colder winter, increased demand and tighter supplies. Vectren's utility subsidiaries are allowed full recovery of such changes in purchased gas costs from their retail customers through commission-approved gas cost adjustment mechanisms, and margin on gas sales should not be impacted. However, in 2001, Vectren 's utility subsidiaries have experienced and may continue to experience higher working capital requirements, increased expenses including unrecoverable interest costs, uncollectibles and unaccounted for gas, and some level of price sensitive reduction in volumes sold.

On October 11, 2000, Indiana Gas filed for approval of its regular quarterly GCA. In early December, the IURC issued an interim order approving the request by Indiana Gas for a GCA factor for December 2000. On January 4, 2001, the IURC approved the January and February 2001 GCA as filed. The order also addressed the claim by the Indiana Office of Utility Consumer Counselor (OUCC) that a portion of the requested GCA be disallowed because Indiana Gas should have entered into additional commitments for this winter's gas supply in late 1999 and early 2000. In procuring gas supply for this winter, Indiana Gas followed the gas procurement practices that it had employed over the last several years. In response to the claim by the OUCC, the IURC found that there should be a $3.8 million disallowance related to gas procurement for the winter season.
As a result, Indiana Gas recognized a pre-tax charge of $3.8 million in December 2000. Both Indiana Gas and the OUCC appealed the ruling. The Citizens Action Coalition of Indiana, Inc.(CAC), a not for profit consumer advocate, also filed with the IURC a petition to intervene and a notice of appeal of the order.

In March 2001, Vectren, Indiana Gas and SIGECO reached agreement with the OUCC and CAC regarding the IURC Order. As part of the agreement, among other things, the companies agreed to contribute an additional $1.9 million to the state of Indiana's Low Income Heating Assistance Program in 2001 and to credit $3.3 million of the $3.8 million disallowed amount to Indiana Gas customers' April 2001 utility bills in exchange for both the OUCC and the CAC dropping their appeals of the IURC Order. In April 2001, the IURC issued an order approving the settlement.

Purchased Power Costs
As a result of the ongoing appeal of a generic order issued by the IURC in August 1999 regarding guidelines for the recovery of purchased power costs, SIGECO entered into a settlement agreement with the OUCC that provides certain terms with respect to the recoverability of such costs. The settlement, originally approved by the IURC on August 9, 2000, has been extended by agreement through March 2002. Under the settlement, SIGECO can recover the entire cost of purchased power up to an established benchmark, and during forced outages, SIGECO will bear a limited share of its purchased power costs regardless of the market costs at that time. Based on this agreement, SIGECO believes it has limited its exposure to unrecoverable purchased power costs.

Liquidity and Capital Resources

Vectren's capitalization objective is 40-50 % permanent capitalization. This objective may have varied, and will vary, from time to time, depending on particular business opportunities and seasonal factors that affect the company's operation. Vectren's permanent component was 56 %, 56 % and 51 % of total capitalization, including current maturities of long-term debt, at March 31, 2001, March 31, 2000 and December 31, 2000, respectively. The common equity component of 56 % at March 31, 2001 is expected to be reduced in 2001 upon the refinancing of a substantial amount of short-term debt to long-term debt.

Short-term cash working capital is required primarily to finance customer accounts receivable, unbilled utility revenues resulting from cycle billing, gas in underground storage, prepaid gas delivery services, capital expenditures and investments until permanently financed. Short-term borrowings tend to be greatest during the summer when accounts receivable and unbilled utility revenues related to electricity are highest and gas storage facilities are being refilled. However, working capital requirements have been significantly higher during the fourth quarter of 2000 and the first quarter of 2001 due to the higher natural gas costs and the acquisition of the Ohio operations.

Cash Flow from Operations
Vectren's primary source of liquidity to fund working capital requirements has been cash generated from operations, which totaled approximately $76.5 million and $104.6 million for the three months ended March 31, 2001 and 2000, respectively, and $9.3 million and $149.1 million for the twelve months ended March 31, 2001 and 2000, respectively.

Cash flow from operations decreased during the three and twelve months ended March 31, 2001 compared to 2000 by $28.1 million and $139.8, respectively, due primarily to increased working capital requirements due to higher gas costs, offset by additional net income.

Vectren expects the majority of its capital expenditures and debt security redemptions to be provided by internally generated funds.

Financing Activities
Cash flow required for financing activities of $15.6 million for the three months ended March 31, 2001 includes $127.5 million of reductions in net borrowings and $17.2 million common stock dividends, offset by the issuance of $129.4 million of common stock. This is a decrease in cash required for financing activities when compared to the three months ended March 31, 2000 of $35.2 million. The decrease in cash requirements is primarily due to decreased payments on short-term borrowings using internally generated funds in 2001.

Cash flow from financing activities of $676.3 million for the twelve months ended March 31, 2001 includes $606.8 million of additional net borrowings and the issuance of common stock of $133.4 million offset by $62.5 million of common stock dividends. This is an increase of $644.9 million over the same period in the prior year due primarily to financing acquisitions with commercial paper and increased working capital requirements.

SIGECO has $53.7 million of adjustable rate pollution control series first mortgage bonds which could, at the election of the bondholder, be tendered to SIGECO when the interest rates are reset. Prior to the latest reset on March 1, 2001, the interest rates were reset annually, and the bonds subject to tender were presented in the Consolidated Balance Sheets as current liabilities. Effective March 1, 2001, the bonds were reset for a five-year period and have been classified as long-term debt. Resulting from the reset, the interest rate on the $31.5 million Series A bonds increased from 4.30 % to 4.75 %, and the interest rate on the $22.2 million Series C bonds increased from
4.45 % to 5.00 %.

On January 19, 2001, Vectren filed a registration statement with the Securities and Exchange Commission with respect to a public offering of 5.5 million shares of new common stock. On February 8, 2001, the registration became effective and agreement was reached to sell 5.5 million shares to a group of underwriters. On February 14, the shares were sold, at which time, the underwriters exercised their over-allotment option to sell an additional 825,000 shares for a total of about 6.3 million shares. The net proceeds of $129.4 million were used to repay outstanding commercial paper utilized for recent acquisitions.

At March 31, 2001, Vectren has approximately $995 million of short-term borrowing capacity, including $814 million for its regulated operations and $181 million for its non-regulated operations, of which approximately $285 million is available for regulated operations and $71 million is available for non-regulated operations. On October 31, 2000, the acquisition of the Ohio operations was completed for a purchase price of approximately $465 million. Commercial paper was issued to fund the purchase and will be replaced over time with permanent financing.

At March 31, 2001, Indiana Gas was not in compliance with the total indebtedness to capitalization ratio contained in its back up credit facility for its commercial paper program. The non-compliance resulted from the indebtedness incurred to purchase its ownership interest in the Ohio operations and working capital requirements associated with higher gas costs. A waiver on the Indiana Gas facility has been obtained to waive the non-compliance through and including March 31, 2001 which effectively waives the noncompliance up to June 30, 2001, the date of the next quarterly test of financial covenants. Vectren anticipates making an equity investment in Indiana Gas to bring Indiana Gas back into compliance. No amount is outstanding under the back up facility.

Indiana Gas' and SIGECO's credit ratings on outstanding debt at March 31, 2001 were A/A2 and A/A1, respectively. VUHI's commercial paper related to the October 2000 Ohio operations acquisition has a credit rating of A-1/P-2. Indiana Gas' commercial paper retains an A-1/P-1 rating.

Capital Expenditures and Other Investment Activities
Cash required for investing activities of $52.9 million for the three months ended March 31, 2001 includes $46.2 million of capital expenditures. Investing activities for the three months ended March 31, 2000 were $51.5 million. The increase from the prior period results from additional capital expenditures, offset by changes in investment activity in partnerships and notes receivable.

Cash required for investing activities of $682.1 million for the twelve months ended March 31, 2001 includes $463.3 million required for the Ohio operations acquisition, $169.6 million of capital expenditures and $46.9 million of investments in partnerships, other corporations and notes receivable. This is an increase of $469.2 million over the same period in the prior year due primarily to the Ohio operations acquisition.

New construction, normal system maintenance and improvements, and information technology investments needed to provide service to a growing customer base will continue to require substantial expenditures. Capital expenditures and non-regulated investments for the remainder of 2001 are estimated at $249 million.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK

Vectren is exposed to market risks associated with interest
rates, commodity prices and counterparty credit.   The company
employs a variety of risk management policies to monitor and control these risks including the use of both derivative and non-derivative financial instruments and commitments. The company does not presently utilize financial instruments for trading or speculative purposes.

Interest Rate Risk

Vectren attempts to mitigate its exposure to interest rate fluctuations through management of its short-term borrowings and the use of interest rate hedging instruments. An internal guideline to manage short-term interest rate exposure has been established. This guideline targets a maximum of 25 % of the company's total debt portfolio to consist of adjustable rate bonds with a maturity of less than one year, short-term notes and commercial paper. However, Vectren acknowledges that there may be times during the business cycle that the guideline may be exceeded. At March 31, 2001, Vectren's short-term debt, represented 49 % of the company's total debt portfolio, due primarily to financing the approximate $465 million acquisition of the Ohio operations initially with short-term debt and the increased working capital requirements resulting from higher purchased gas costs and increased customer consumption. The short-term debt utilized for the Ohio operations acquisition will be replaced over time with permanent financing (see Liquidity and Capital Resources).

Market risk is estimated as the potential impact resulting from fluctuations in interest rates on short-term borrowings, including bank notes, lines of credit and commercial paper.
These instruments have interest rates indexed to short-term market interest rates. At March 31, 2001, March 31, 2000 and December 31, 2001, the combined borrowings under these facilities totaled $639.5 million, $171.9 million and $759.9 million, respectively. Based upon average borrowing rates under these facilities during the three months ended March 31, 2001 and 2000, an increase of 100 basis points (1 %) in the rates would have increased interest expense by $1.7 million and $0.5 million, respectively. For the twelve months ended March 31, 2001 and 2000, an increase of 100 basis points in the rates would have increased interest expense by $4.2 million and $1.7 million, respectively.

Commodity Price Risk

Vectren's utility operations are not currently exposed to market risks for purchases of natural gas and electric energy for its retail customers due to current Indiana and Ohio regulations which allow for recovery of such purchases through natural gas and fuel cost adjustment mechanisms. (See Rate and Regulatory Matters.)

Power Marketing. SIGECO's wholesale power marketing activities manage the utilization of available generating capability through forward sale contracts of electricity. Such contracts are used during periods when SIGECO's available generating capability is expected to exceed the demands of its retail, or native load, customers. These activities expose the company to electricity market price risk. To minimize the risk related to these forward contracts, call option contracts to hedge against the unexpected loss of its generating capability during periods of heavy demand may be used. SIGECO also utilizes forward physical contracts for the wholesale purchase of generating capability to resell to other utilities and power marketers through non-firm "buy-resell" transactions where the sale and purchase prices of power are concurrently set. Management believes exposure from these positions was not material.

Gas Marketing. Vectren's wholly owned energy services subsidiary utilizes forward physical contracts for both the purchase and sale of natural gas to its customers, primarily through "back-to-back" transactions where the sale and purchase prices of natural gas are concurrently set. This subsidiary sells fixed- price and capped-price products, and reduces its market price risk through the use of fixed-price supplier contracts and storage assets. Management believes exposure from these positions was not material.

Commodity Price Risk from Equity Investment. ProLiance engages in energy hedging activities to manage pricing decisions, minimize the risk of price volatility, and minimize price risk exposure in the energy markets. ProLiance's market exposure arises from storage inventory, imbalances and fixed-price purchase and sale commitments, which are entered into to support ProLiance's operating activities. Currently, ProLiance buys and sells physical commodities and utilizes financial instruments to hedge its market exposure. However, net open positions in terms of price, volume and specified delivery point do occur.
ProLiance manages open positions with policies which limit its exposure to market risk and require reporting potential financial exposure to its management and its members. As a result of ProLiance's risk management policies, management believes that ProLiance's exposure to market risk will not result in material earnings or cash flow loss to the company.

Counterparty Credit Risk

Vectren is also exposed to counterparty credit risk when a customer or supplier defaults upon a contract to pay or deliver the commodity. To mitigate these risks, procedures to determine and monitor the creditworthiness of counterparties have been established.

          VECTREN CORPORATION AND SUBSIDIARY COMPANIES

                      PART II.  OTHER ITEMS

ITEM 1.  LEGAL PROCEEDINGS

Vectren is party to various legal proceedings arising in the normal course of business. In the opinion of management, with the exception litigation matters related to the Clean Air Act (See
Note 12) and ProLiance (See Note 11), there are no legal proceedings pending against Vectren that are likely to have a material adverse effect on the financial position or results of operations.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K

On January 5, 2001, Vectren Corporation filed a Current Report on Form 8-K with respect to an additional investment made in Utilicom Networks, LLC.
   Item 5. Other Events
   Item 7. Financial Statements and Exhibits
         99 - Press release, dated December 22, 2000

On January 5, 2001, Vectren Corporation filed a Current Report on Form 8-K with respect to a $3.8 million disallowance of gas costs by the Indiana Utility Regulatory Commission.
   Item 5.  Other Events

On January 16, 2001, Vectren Corporation filed a Current Report on Form 8-K with respect to the completion of the acquisition of the natural gas distribution assets of the Dayton Power & Light Company, a wholly owned subsidiary of DPL, Inc.
   Item 7.  Financial Statements and Exhibits
         Financial Statements
         (a)  Audited financial statements of The Dayton Power
         & Light Company's natural gas retail distribution business for the year ended December 31, 1999 and unaudited interim financial statements of same as of September 30, 2000 and for the nine month periods ended September 30, 2000 and 1999.
         (b) Pro forma financial statements of Vectren Corporation for the year ended December 31, 1999 and as of September 30, 2000 and for the nine months ended September 30, 2000.
         Exhibit
         23 - Consent of PricewaterhouseCoopers LLP

On January 25, 2001, Vectren Corporation filed a Current Report on Form 8-K with respect to the release of financial information to the investment community regarding the Company's results of operations, financial position and cash flows for the three and twelve month periods ended December 31, 2000, and declared quarterly common and preferred stock dividends payable on March 1, 2001. The financial information was released to the public through this filing.
   Item 5.  Other Events
   Item 7.  Exhibits
         99.1 - Press Release - Fourth Quarter 2000
         VectrenEarnings
         99.2 - Financial Analyst Report - Fourth Quarter 2000
         99.3 - Press Release - Declaration of Common Stock
         Dividend
         99.4 - Press Release - Declaration of SIGECO 4.8 % Preferred Stock Dividend
         99.5 - Analyst Teleconference Script - Fourth Quarter
         2000
         99.6 - Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities
         Litigation Reform Act of 1995

On January 30, 2001, Vectren Corporation filed a Current Report on Form 8-K with respect to making available certain credit agreements and related amendments and debt compliance waivers.
   Item 5.  Other Events
   Item 7. Financial Statements and Exhibits
         4.1 - $435,000,000 Credit Agreement arranged by Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated dated as of June 29, 2000 among Vectren Corporation, Vectren Utility Holdings, Inc., certain Lenders, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Sole Lead Arranger and Syndication Agent, ABN AMRO, as Documentation Agent, and Credit Suisse First Boston, as Administrative Agent.
         4.2 - Credit Agreement dated as of March 8, 1999 among Indiana Gas Company, Inc., the Lenders, ABN AMRO Bank N.V., as Syndication Agent, National City Bank of Indiana, as Documentation Agent, and Bank One, Indiana, N.A., as Administrative Agent
         4.3 - First Amendment dated as of March 7, 2000 to the Credit Agreement dated as of March 8, 1999 among Indiana Gas Company, Inc., certain lenders, ABN AMRO BANK N.V., as Syndication Agent, National City Bank of Indiana, as Documentation Agent, and Bank One, Indiana, N.A., as Administrative Agent
         4.4 - Second Amendment dated as of October 31, 2000 to the Credit Agreement dated as of March 8, 1999 among Indiana Gas Company, Inc., certain lenders, ABN AMRO BANK N.V., as Syndication Agent, National City Bank of Indiana, as Documentation Agent, and Bank One, Indiana, N.A., as Administrative Agent
         4.5 - Bank One letter dated as of January 29, 2001 waiving the covenant compliance under Section 6.13 of the Indiana Gas Company, Inc. Credit Agreement dated as of March 8, 1999.
         99.1- Excerpts from the 10-K of SIGCORP, Inc. (a predecessor of Vectren Corporation) for its fiscal year ended December 31, 1999.
         99.2- Excerpts from the 10-K of Indiana Energy, Inc. (a predecessor of Vectren Corporation) for its fiscal year ended September 30, 1999.

On February 13, 2001, Vectren Corporation filed a Current Report on Form 8-K with respect to its issuance of common stock on February 8, 2001.
   Item 5. Other Events
   Item 7. Financial Statements and Exhibits
         99 - Purchase Agreement dated February 8, 2001

On March 16, 2001, Vectren Corporation filed a Current Report on Form 8-K with respect to the release of its annual report to shareholders. The financial information was released to the public through this filing
   Item 5.  Other Events
   Item 7.  Exhibit
         99.1 - Audited Financial Statements and Management's Discussion and Analysis of Results of Operations and Financial Condition

On March 29, 2001, Vectren Corporation filed a Current Report on Form 8-K with respect to the settlement between the Indiana Gas Company, Inc. (IGC) (subsidiary company of Vectren Corporation), the Indiana Office of the Utility Consumer Counselor, and the Citizens Action Coalition of the appeals surrounding the Indiana Utility Regulatory Commission's January 4, 2001 order that disallowed $3.8 million of gas cost recovery by IGC.
   Item 5.  Other Matters
   Item 7.  Exhibits
         99.1 -  Press Release
         99.2 -  Forward Looking Statements

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  VECTREN CORPORATION
                            -------------------------------
                                       Registrant




May 14, 2001               /s/Jerome A. Benkert, Jr.
                           -----------------------------
                           Jerome A. Benkert, Jr.
                           Executive Vice President and
                           Chief Financial Officer




                           /s/M. Susan Hardwick
                           -----------------------------
                           M. Susan Hardwick
                           Vice President and Controller