Form 10-Q
period 2001-06-30
VECTREN CORP
filed 2001-08-14
CIK 1096385

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                                  -----------------  -----------------

Commission file number 1-15467


                               VECTREN CORPORATION
             (Exact name of registrant as specified in its charter)

         INDIANA                                           35-1654378
(State or other jurisdiction of                            (I.R.S Employer
incorporation or organization)                             Identification No.)


                20 N.W. Fourth Street, Evansville, Indiana 47741
                ------------------------------------------------
              (Address of principal executive offices and Zip Code)

                                 (812) 491-4000
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common Stock -Without par value   67,701,131          August 10, 2001
----------------------------------   ----------           ---------------
               Class                 Number of shares     Date

                                TABLE OF CONTENTS

Item                                                                            Page
Number                                                                         Number
                          PART I. FINANCIAL INFORMATION
   1     Financial Statements (Unaudited)
         Vectren Corporation and Subsidiary Companies
            Condensed Consolidated Balance Sheets                               3 - 4
            Condensed Consolidated Statements of Operations                       5
            Condensed Consolidated Statements of Cash Flows                       6
         Notes to Unaudited Condensed Consolidated Financial Statements         7 - 22
   2     Management's Discussion and Analysis of Results of Operations
         and Financial Condition                                               23 - 42
   3     Quantitative and Qualitative Disclosure About Market Risk             43 - 44

                           PART II. OTHER INFORMATION
   1     Legal Proceedings                                                        45
   4     Submission of Matters to a Vote of Security Holders                      45
   6     Exhibits and Reports on Form 8-K                                         46
         Signatures                                                               47

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                  VECTREN CORPORATION AND SUBSIDIARY COMPANIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Unaudited - Thousands)
                                                            June 30,  December 31,
                                                          ----------  -----------
              ASSETS                                         2001          2000
              ------                                      ----------   ----------
Current Assets:
     Cash and cash equivalents                            $   18,849   $   15,170
     Accounts receivable, less reserves of $5,403
       and $5,716, respectively                              255,483      295,351
     Accrued unbilled revenues                                21,790      143,365
     Inventories                                              63,460       95,245
     Prepaid gas delivery service                             31,099       34,849
     Recoverable fuel and natural gas costs                   96,705       96,084
     Prepayments and other current assets                     13,847       20,998
                                                          ----------   ----------
         Total current assets                                501,233      701,062
                                                          ----------   ----------
Utility Plant:
     Original cost                                         2,835,978    2,786,694
     Less:  accumulated depreciation and amortization      1,272,409    1,233,033
                                                          ----------   ----------
         Net utility plant                                 1,563,569    1,553,661
                                                          ----------   ----------
Other Investments:
     Investments in leveraged leases                          36,684       93,145
     Investments in partnerships and other corporations      113,331      109,766
     Notes receivable                                         66,264       64,276
     Other                                                     1,071        1,057
                                                          ----------   ----------
         Total other investments                             217,350      268,244
                                                          ----------   ----------

Nonutility property, net of accumulated depreciation         125,335      104,456

Other Assets:
     Deferred charges, net                                    49,417       31,541
     Goodwill, net                                           195,563      197,977
     Regulatory assets                                        53,456       52,246
                                                          ----------   ----------
         Total other assets                                  298,436      281,764
                                                          ----------   ----------
TOTAL ASSETS                                              $2,705,923   $2,909,187
                                                          ==========   ==========


    The accompanying notes are an integral part of these condensed consolidated financial statements.

                  VECTREN CORPORATION AND SUBSIDIARY COMPANIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Unaudited - Thousands)
                                                          June 30,    December 31,
                                                        -----------   ------------
LIABILITIES AND SHAREHOLDERS' EQUITY                       2001           2000
------------------------------------                    -----------    -----------
Current Liabilities:
     Current maturities of adjustable rate bonds
      subject to tender                                         $ -    $    53,700
     Current maturities of long-term debt and
      other obligations                                          31            249
     Short-term borrowings                                  612,462        759,908
     Accounts payable                                       118,953        201,481
     Accounts payable to affiliated companies                24,240        102,540
     Refunds to customers and customer deposits              17,283         22,922
     Accrued taxes                                           12,782          9,571
     Accrued interest                                        15,141         10,272
     Deferred income taxes                                   16,005         16,531
     Other current liabilities                               51,876         70,750
                                                        -----------    -----------
         Total current liabilities                          868,773      1,247,924
                                                        -----------    -----------
Deferred Credits and Other Liabilities:
     Deferred income taxes                                  208,185        204,365
     Accrued postretirement benefits other
      than pensions                                          48,897         45,883
     Unamortized investment tax credits                      22,026         23,165
     Other                                                   21,345          5,826
                                                        -----------    -----------
         Total deferred credits and other liabilities       300,453        279,239
                                                        -----------    -----------
Commitments and Contingencies (Notes 11 through 14)

Minority Interest in Subsidiary                                 922          1,421

Capitalization:
     Long-term debt and other obligations, net
      of current maturities                                 678,812        631,954
     Preferred stock of subsidiary:
         Redeemable                                           7,500          7,500
         Nonredeemable                                        9,312          9,465
                                                        -----------    -----------
            Total preferred stock of subsidiary              16,812         16,965
                                                        -----------    -----------
     Common stock (no par value) - issued and
        outstanding 67,701 and 61,419, respectively         346,821        217,720
     Retained earnings                                      497,874        506,462
     Accumulated other comprehensive income                  (4,544)         7,502
                                                        -----------    -----------
         Total common shareholders' equity                  840,151        731,684
                                                        -----------    -----------
            Total capitalization                          1,535,775      1,380,603
                                                        -----------    -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $ 2,705,923    $ 2,909,187
                                                        ===========    ===========

     The accompanying notes are an integral part of these condensed consolidated financial statements.

                  VECTREN CORPORATION AND SUBSIDIARY COMPANIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Unaudited - Thousands, except per share data)

                                                           Three Months               Six Months
                                                          Ended June 30,             Ended June 30,
                                                   --------------------------   --------------------------
OPERATING REVENUES:                                     2001           2000          2001          2000
                                                   -----------    -----------   -----------    -----------
   Gas utility                                     $   153,798    $   100,485   $   676,687    $   301,330
   Electric utility                                     95,020         78,289       183,229        151,279
   Energy services and other                           183,456         84,584       455,446        170,312
                                                   -----------    -----------   -----------    -----------
     Total operating revenues                          432,274        263,358     1,315,362        622,921
                                                   -----------    -----------   -----------    -----------
OPERATING EXPENSES:
   Cost of gas sold                                     94,800         55,898       498,872        174,425
   Fuel for electric generation                         17,857         18,772        35,842         35,465
   Purchased electric energy                            33,662          9,159        46,815         12,636
   Cost of energy services and other                   177,015         76,959       438,795        158,681
   Other operating                                      58,974         49,565       120,606         95,987
   Merger and integration costs                              -          3,261           762         30,442
   Restructuring costs                                  11,802              -        11,802              -
   Depreciation and amortization                        31,794         26,031        63,265         48,693
   Taxes other than income taxes                        11,053          7,456        30,596         16,056
                                                   -----------    -----------   -----------    -----------
     Total operating expenses                          436,957        247,101     1,247,355        572,385
                                                   -----------    -----------   -----------    -----------

OPERATING INCOME (LOSS)                                 (4,683)        16,257        68,007         50,536

OTHER INCOME:
   Equity in earnings of unconsolidated
    investments                                          6,051          2,313        13,901         14,007
   Other, net                                            4,052          7,020         5,735         10,219
                                                   -----------    -----------   -----------    -----------
     Total other income                                 10,103          9,333        19,636         24,226

INTEREST EXPENSE                                        20,937         12,319        43,756         24,592
                                                   -----------    -----------   -----------    -----------

INCOME (LOSS) BEFORE INCOME TAXES                      (15,517)        13,271        43,887         50,170

INCOME TAXES                                            (5,659)         4,293        13,116         18,656

MINORITY INTEREST IN SUBSIDIARY                           (149)           439          (171)           581

PREFERRED DIVIDEND REQUIREMENT OF SUBSIDIARY               242            266           480            535
                                                   -----------    -----------   -----------    -----------
INCOME (LOSS) BEFORE EXTRAORDINARY LOSS AND
   CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE                                 (9,951)         8,273        30,462         30,398
Extraordinary loss -  net of tax                        (7,706)             -        (7,706)             -
Cumulative effect of change in accounting
 principle - net of tax                                      -              -         3,938              -
                                                   -----------    -----------   -----------    -----------
NET INCOME (LOSS)                                  $   (17,657)   $     8,273   $    26,694    $    30,398
                                                   ===========    ===========   ===========    ===========

AVERAGE COMMON SHARES OUTSTANDING                       67,710         61,227        66,165         61,266
DILUTED COMMON SHARES OUTSTANDING                       67,710         61,317        66,295         61,338

EARNINGS PER SHARE OF COMMON STOCK:
BASIC:
   INCOME (LOSS) BEFORE EXTRAORDINARY LOSS
   AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
   PRINCIPLE                                       $     (0.15)   $      0.14   $      0.46    $      0.50
   Extraordinary loss                                    (0.11)             -         (0.12)             -
   Cumulative effect of change in accounting
    principle                                                -              -          0.06              -
                                                   -----------    -----------   -----------    -----------
   EARNINGS (LOSS) PER SHARE OF COMMON STOCK       $     (0.26)   $      0.14   $      0.40    $      0.50
                                                   ===========    ===========   ===========    ===========

DILUTED:
   INCOME (LOSS) BEFORE EXTRAORDINARY LOSS
   AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
   PRINCIPLE                                       $     (0.15)   $      0.13   $      0.46    $      0.50
   Extraordinary loss                                    (0.11)             -         (0.12)             -
   Cumulative effect of change in accounting
     principle                                               -              -          0.06              -
                                                   -----------    -----------   -----------    -----------
   EARNINGS (LOSS) PER SHARE OF COMMON STOCK       $     (0.26)   $      0.13   $      0.40    $      0.50
                                                   ===========    ===========   ===========    ===========
DIVIDENDS DECLARED PER SHARE OF COMMON STOCK       $      0.26    $      0.24   $      0.51    $      0.49
                                                   ===========    ===========   ===========    ===========

     The accompanying notes are an integral part of these condensed consolidated financial statements.

                  VECTREN CORPORATION AND SUBSIDIARY COMPANIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited - Thousands)

                                                                       Six Months
                                                                      Ended June 30,
                                                                 ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES                                2001         2000
                                                                 ---------    ---------
     Net income                                                  $  26,694    $  30,398
                                                                 ---------    ---------
     Adjustments to reconcile net income to cash provided
           from operating activities -
         Depreciation and amortization                              63,265       48,693
         Preferred dividend requirement of subsidiary                  480          535
         Deferred income taxes and investment tax credits           (1,492)      (5,971)
         Allowance for funds used during construction               (1,168)        (270)
         (Gain) loss on sale or retirement of assets                 7,706       (8,961)
         Unrealized loss on derivatives                              2,369            -
         Undistributed earnings of unconsolidated investments      (13,901)      (7,551)
         Restructuring costs                                        11,802            -
         Cumulative effect of change in accounting principle        (3,938)           -
     Changes in assets and liabilities -
         Receivables and accrued unbilled revenues                 208,169       50,398
         Inventories                                                31,785       24,745
         Prepaid gas delivery service                                3,750          (32)
         Recoverable fuel and natural gas costs                       (621)     (14,986)
         Prepayments and other current assets                        7,151       17,904
         Regulatory assets                                          (1,210)       2,020
         Accounts payable, refunds to customers, customer
           deposits, other current liabilities                    (197,143)      (7,764)
         Accrued taxes and interest                                 11,727      (17,699)
         Accrued post-retirement benefits other than pensions        3,014        2,446
         Other assets and liabilities                               (2,759)       6,192
                                                                 ---------    ---------
         Total adjustments                                         128,986       89,699
                                                                 ---------    ---------
            Net cash flows from operating activities               155,680      120,097
                                                                 ---------    ---------

CASH FLOWS (REQUIRED FOR) FINANCING ACTIVITIES
     Issuance of common stock                                      129,671            -
     Retirement of common and preferred stock                         (153)        (116)
     Proceeds from long-term debt                                        -            -
     Retirement of long-term debt and other obligations             (7,060)      (2,637)
     Net change in short-term borrowings                          (147,446)      10,374
     Dividends on common stock                                     (34,439)     (29,533)
     Other                                                               -            -
                                                                 ---------    ---------
            Net cash flows (required for) financing activities     (59,427)     (21,912)
                                                                 ---------    ---------

CASH FLOWS (REQUIRED FOR) INVESTING ACTIVITIES
     Capital expenditures                                          (87,321)     (72,687)
     Investments in partnerships and other corporations             (5,603)        (483)
     Change in notes receivable                                     (1,988)     (29,465)
     Cash distributions from unconsolidated investments              5,922        3,261
     Other                                                          (3,584)       2,565
                                                                 ---------    ---------
            Net cash flows (required for) investing activities     (92,574)     (96,809)
                                                                 ---------    ---------

Net increase in cash                                                 3,679        1,376

Cash and cash equivalents at beginning of period                    15,170       17,351
                                                                 ---------    ---------

Cash and cash equivalents at end of period                       $  18,849    $  18,727
                                                                 =========    =========

     The accompanying notes are an integral part of these condensed consolidated financial statements.

                  VECTREN CORPORATION AND SUBSIDIARY COMPANIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

On October 31, 2000, Vectren acquired the natural gas distribution assets of The Dayton Power and Light Company for approximately $465 million. The acquisition has been accounted for as a purchase transaction in accordance with Accounting Principles Board (APB) Opinion No. 16 and accordingly, the results of operations of the acquired businesses are included in the accompanying financial statements since the date of acquisition.

Vectren acquired the natural gas distribution assets as a tenancy in common through two separate wholly owned subsidiaries. Vectren Energy Delivery of Ohio, Inc. (VEDO) holds a 53% undivided ownership interest in the assets and Indiana Gas holds a 47% undivided ownership interest. VEDO is the operator of the assets, operations of which are referred to as "the Ohio operations."

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

2.       Basis of Presentation

The interim condensed financial statements included in this report have been prepared by Vectren, without audit, as provided in the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted as provided in such rules and regulations. Vectren believes that the information in this report reflects all adjustments necessary to fairly state the results of the interim periods reported. These condensed financial statements and related notes should be read in conjunction with Vectren's audited annual consolidated financial statements for the year ended December 31, 2000 filed on Form 10-K. Because of the seasonal nature of Vectren's utility operations, the results shown on a quarterly basis are not necessarily indicative of annual results.

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

3.       Merger and Integration Costs

Merger and integration costs incurred for the three and six months ended June 30, 2001 were zero and $0.8 million, respectively, and for the three and six months ended June 30, 2000 totaled $3.3 million and $30.4 million, respectively. The continued merger and integration activities will be completed in 2001.

Since March 31, 2000, $41.9 million has been expensed associated with merger and integration activities. Accruals were established at March 31, 2000 totaling $20.7 million. Of this amount, $5.5 million related to employee and executive severance costs, $13.1 million related to transaction costs and regulatory filing fees incurred prior to the closing of the merger, and the remaining $2.1 million related to employee relocations that occurred prior to or coincident with the merger closing. At June 30, 2001, the accrual remaining for such costs totaled $1.5 million, all related to severance costs. Of the $41.9 million expensed, the remaining $21.2 million was expensed through June 30, 2001 ($20.4 million in 2000 and $0.8 million in 2001) for accounting fees resulting from merger related filing requirements, consulting fees related to integration activities such as organization structure, employee travel between company locations as part of integration activities, internal labor of employees assigned to integration teams, investor relations communications activities, and certain benefit costs.

The integration activities experienced by the company included such things as information system consolidation, process review and definition, organization design and consolidation, and knowledge sharing.

As a result of merger integration activities, management has identified certain information systems that are expected to be retired in 2001. Accordingly, the useful lives of these assets have been shortened to reflect this decision, resulting in additional depreciation expense of approximately $2.7 million ($1.7 million after tax) and $5.5 million ($3.4 million after tax) for the three and six months ended June 30, 2001, respectively, and $3.3 million ($2.1 million after tax) for both the three and six months ended June 30, 2000.

4.       Restructuring Costs

In June 2001, Vectren's management and board of directors approved a plan to restructure, primarily, its regulated operations. The restructuring plan will involve the elimination of administrative and supervisory positions in its utility operations and corporate office. Restructuring and related charges of $11.8 million were expensed during the second quarter. These charges were comprised of $8.0 million for severance, related benefits and other employee related costs, $2.0 million for lease termination fees related to duplicate facilities, and $1.8 million for consulting fees incurred as of June 30, 2001.

Components of restructuring expenses incurred through June 30, 2001 and components of the restructuring accrual, which is included in other current liabilities, as of June 30, 2001 were as follows:


In millions                   Accrual for
                             Expected Cash   Incurred Expenses
                                             -----------------
                                Payments  Paid in Cash  Non-Cash  Total Expense
                               ---------  ------------  --------  -------------
Severance and related costs     $  6.8      $  0.4       $  0.8     $   8.0

Lease termination fees             2.0         -            -            2.0

Consulting fees                    -           1.8          -            1.8

                                ------      ------       ------      -------
              Total             $  8.8      $  2.2       $  0.8      $  11.8
                                ======      ======       ======      =======

The $6.8 million accrued for restructuring costs for employee separation is associated with approximately 90 employees. Employee separation benefits include severance, healthcare and outplacement services. Employees are expected to begin exiting the business beginning August 2001.

The restructuring program will be substantially completed by December 31, 2001.

5.       Extraordinary Loss

In June 2001, the Southern Indiana Properties, Inc., a non-regulated wholly owned subsidiary, agreed to sell certain leverage lease investments with a net book value of $59.1 million at a loss of $12.4 million ($7.7 million after tax). Because of the transaction's significance and because the transaction occurred within two years of the effective date of the merger of Indiana Energy and SIGCORP, which was accounted for as a pooling-of-interests, Accounting Principles Board (APB) Opinion No. 16, "Business Combinations" calls for the loss on disposition of these investments to be treated as extraordinary. Proceeds from the sale of $46.7 million will be used to retire short-term borrowings.

Proceeds from the transaction were received after June 30, 2001 and therefore have been omitted from the Condensed Consolidated Statements of Cash Flows.

6.       Short - Term Borrowings

At March 31, 2001, Indiana Gas was not in compliance with the total indebtedness to capitalization ratio contained in its back up credit facility for its commercial paper program. The non-compliance resulted from the indebtedness incurred to purchase its ownership interest in the Ohio operations and working capital requirements associated with higher gas costs. A waiver on the Indiana Gas facility was obtained to waive the non-compliance through and including March 31, 2001 which effectively waived the noncompliance up to June 30, 2001, the date of the next quarterly test of the financial covenants. During the quarter ended June 30, 2001, Vectren made a $100 million equity investment in Indiana Gas. In addition, Indiana Gas was granted a modification to the credit agreement by the syndicate banks raising the total indebtedness to capitalization ratio. As a result of these events, Indiana Gas is in compliance with its debt covenants at June 30, 2001. No amount is outstanding under the back up facility.

VUHI's credit facility was renewed on June 27, 2001 and extended though June 27, 2002. As part of the renewal, the capacity of the facility was decreased from $435 million to $350 million.

7.       Long - Term Debt

SIGECO has $53.7 million of adjustable rate pollution control series first mortgage bonds which could, at the election of the bondholder, be tendered to SIGECO when the interest rates are reset. Prior to the latest reset on March 1, 2001, the interest rates were reset annually, and the bonds subject to tender were presented in the Condensed Consolidated Balance Sheets as current liabilities. Effective March 1, 2001, the bonds were reset for a five-year period and have been classified as long-term debt. Resulting from the reset, the interest rate on the $31.5 million Series A bonds increased from 4.30% to 4.75%, and the interest rate on the $22.2 million Series C bonds increased from 4.45% to 5.00%.

8.       Shareholders' Equity

Vectren At-Risk Compensation Plan
At the annual shareholders meeting on April 25, 2001, Vectren shareholders approved the company's At-Risk Compensation Plan. On May 1, 2001, per the terms of the plan, 4,000,000 shares were reserved for issuance in the form of stock options, restricted stock, and other awards. Also on May 1, 2001, approximately 740,000 stock options were granted to employees of the company.

Common Stock Offering
On January 19, 2001, Vectren filed a registration statement with the Securities and Exchange Commission with respect to a public offering of 5.5 million shares of new common stock. On February 8, 2001, the registration became effective and agreement was reached to sell 5.5 million shares to a group of underwriters. On February 14, 2001, the shares were sold, at which time the underwriters exercised their over-allotment option to sell an additional 825,000 shares for a total of approximately 6.3 million shares. The net proceeds of $129.4 million were used to repay outstanding commercial paper utilized for recent acquisitions and investments.

9.       Comprehensive Income

Vectren's components of comprehensive income (loss) include its portion of ProLiance Energy, LLC's (ProLiance) other comprehensive income and market value fluctuation of an interest rate swap designated as a cash flow hedge. ProLiance's other comprehensive income is the result of its adoption of Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). See Note 14 for more information on ProLiance and Note 16 for more information on SFAS 133.

Comprehensive income (loss) consists of the following:

                                                  Three Months             Six Months
                                                   Ended June 30,          Ended June 30,
                                                --------------------  ---------------------
In thousands                                      2001       2000        2001        2000
                                                ---------  ---------  ---------    --------
Net income (loss)                               $(17,657)   $  8,273   $ 26,694    $ 30,398
     Comprehensive (loss) of
       unconsolidated investments, net of tax     (4,436)          -    (11,064)          -
     Interest rate swap and other, net of tax        (76)         55       (982)        149
                                                --------    --------   --------    --------
Total comprehensive income (loss)               $(22,169)   $  8,328   $ 14,648    $ 30,547
                                                ========    ========   ========    ========



10.      Earnings Per Share

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

                                            Three Months Ended June 30,
                           -----------------------------------------------------------------
                                       2001                                       2000
                           -------------------------------   -------------------------------
In thousands, except                                           Per                   Per
per share amounts                                             Share                 Share
                             Loss        Shares    Amount     Income     Shares     Amount
                           ---------   --------   --------   --------   --------   --------
Basic EPS                  $(17,657)     67,710   $  (0.26)  $  8,273     61,227   $   0.14
Effect of dilutive stock
  options                         -           -                     -         90
                           --------    --------   --------   --------   --------   --------
Diluted EPS                $(17,657)     67,710   $  (0.26)  $  8,273     61,317   $   0.13
                           ========    ========   ========   ========   ========   ========


                                                     Six Months Ended June 30,
                                   ------------------------------------------------------------
                                               2001                           2000
                                   ----------------------------   -----------------------------
                                                          Per                           Per
                                                        Share                          Share
                                   Income     Shares    Amount     Income    Shares    Amount
                                   -------   -------   --------   -------   --------  --------
Basic EPS                          $26,694    66,165   $   0.40   $30,398    61,266   $   0.50
Effect of dilutive stock options         -       130                    -        72
                                   -------   -------   --------   -------   -------   --------
Diluted EPS                        $26,694    66,295   $   0.40   $30,398    61,338   $   0.50
                                   =======   =======   ========   =======   =======   ========



For the three months ended June 30, 2001 and 2000, options to purchase an additional 1,514,060 and 545,778 common shares of the company's common stock were outstanding, but were not included in the computation of diluted earnings per share because their effect would be antidilutive. Exercise prices for options excluded from the computation ranged from$13.82 to $24.05 in 2001 and ranged from $19.83 to $24.05 in 2000.

For the six months ended June 30, 2001 and 2000, options to purchase an additional 834,304 and 545,778 common shares of the company's common stock were outstanding, but were not included in the computation of diluted earnings per share because their effect would be antidilutive. Exercise prices for options excluded from the computation ranged from $22.54 to $24.05 in 2001 and ranged from $19.83 to $24.05 in 2000.

11.      Commitments and Contingencies

Legal Proceedings
Vectren is party to various legal proceedings arising in the normal course of business. In the opinion of management, with the exception of litigation matters related to the Culley Generating Station Investigation Matter (See Note 12) and ProLiance (See Note 14), there are no legal proceedings pending against Vectren that are likely to have a material adverse effect on its financial position or results of operations.

Vectren Advanced Communications
Vectren Advanced Communications (VAC), a wholly owned non-regulated subsidiary, was formed to hold Vectren's investments in Utilicom Networks, LLC (Utilicom) and related entities. Utilicom is a provider of bundled communications services through high capacity broadband networks, including high speed Internet service, cable television and telephone service. SIGECOM, LLC (SIGECOM), which is a venture between VAC and Utilicom, provides services to the greater Evansville, Indiana area. VAC and Utilicom plan to provide services to the greater Indianapolis, Indiana and Dayton, Ohio markets.

As part of Utilicom's plans to establish operating ventures in the Indianapolis and Dayton markets and to recapitalize SIGECOM, Utilicom plans to raise $600 million in capital. Vectren is committed to invest up to $100 million, subject to Utilicom obtaining all required funding. Prior to the end of 2001, VAC expects to fund an additional investment in Utilicom and SIGECOM of $10 million, which is a portion of the $100 million discussed above. This investment, along with an additional investment by an existing investor, is expected to fully fund SIGECOM as a stand alone entity.

In July 2001, Utilicom announced a delay in the funding of projects in Indianapolis and Dayton. This delay, with which Vectren management agrees, is due to the current environment in the capital debt markets particularly related to telecommunication related investments which has prevented Utilicom from obtaining debt financing on terms which they consider acceptable. While the existing investors are still committed to the Indianapolis and Dayton markets, Vectren does not intend to proceed unless the Indianapolis and Dayton projects are fully funded.

At June 30, 2001, VAC's investments in all Utilicom related entities approximate $34 million, of which approximately $2 million has been invested directly in the Indianapolis and Dayton ventures.

12.      Environmental Matters

Clean Air Act
NOx SIP Call Matter. On October 27, 1998, the United States Environmental Protection Agency (USEPA) issued a final rule "Finding of Significant Contribution and Rulemaking for Certain States in the Ozone Transport Assessment Group Region for Purposes of Reducing Regional Transport of Ozone," (63 Fed. Reg. 57355) that required uniform nitrogen oxide (NOx) emissions reductions of 85% by utilities and other large sources in certain Midwestern states and the District of Columbia. These emission levels are below those already imposed by Phase I and Phase II of the Clean Air Act Amendments of 1990 (the Act).

In their state implementation plans (SIPs), the USEPA encouraged states to target utility coal-fired boilers for the majority of the reductions required, especially NOx emissions. Northeastern states have claimed that ozone transport from Midwestern states (including Indiana) is the primary reason for their ozone concentration problems. Although this premise is challenged by others based on various air quality modeling studies, including studies commissioned by the USEPA, the USEPA intends to incorporate a regional control strategy to reduce ozone transport.

The NOx emissions budget for Indiana stipulated in the USEPA's final ruling requires a 31% reduction in total NOx emissions from Indiana. Indiana's implementation plan requires SIGECO to lower its system-wide NOx emissions to
 .14/mmbtu. Based on the level of system-wide emissions reductions required and the control technology utilized to achieve the reductions, the estimated construction cost of the control equipment could reach $160 million and is expected to be expended during the 2001-2004 period. Related additional annual operation and maintenance expenses could be an estimated $8 million to $10 million. The deadline for the company's compliance is May 31, 2004 (the compliance date).

In April 2001, Vectren initiated steps toward compliance with the revised regulations. These steps include upgrading Culley Generating Station Unit 3, Warrick Generating Station Unit 4, and A.B. Brown Generating Station Unit 2 with a selective catalytic reduction (SCR) systems. SCR systems reduce flue gas NOx emissions to atmospheric nitrogen and water using ammonia in chemical reaction. This technology is known to be the most effective method of reducing NOx emissions where high removal efficiencies are required. The company expects the Culley, Warrick and A.B. Brown SCR systems to be operational by the compliance date. Modifications to these stations are expected to reduce the company's overall NOx emissions to levels compliant with Indiana's NOx emissions budget allotted by the USEPA. No accrual has been recorded by the company related to the NOx SIP Call matter. The rules governing NOx emissions are to be applied prospectively.

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

The lawsuit seeks fines against SIGECO in the amount of $27,500 per day per violation. The lawsuit does not specify the number of days or violations the USEPA believes occurred. The lawsuit also seeks a court order requiring SIGECO to install the best available emissions technology at the Culley Generating Station. If the USEPA is successful in obtaining an order, SIGECO estimates that it would incur capital costs of approximately $40 million to $50 million to comply with the order. As a result of the NOx SIP call issue, the majority of the $40 million to $50 million for best available emissions technology at Culley Generating Station is included in the $160 million expenditure previously discussed.

The USEPA has also issued an administrative notice of violation to SIGECO making the same allegations, but alleging that violations began in 1977.

While it is possible that SIGECO could be subjected to criminal penalties if the Culley Generating Station continues to operate without complying with the new source performance standards and the allegations are determined by a court to be valid, SIGECO believes such penalties are unlikely as the USEPA and the electric utility industry have a bonafide dispute over the proper interpretation of the Act. Accordingly, no accrual has been recorded by the company, and SIGECO anticipates at this time that the plant will continue to operate while the matter is being decided.

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

Indiana Gas has identified the existence, location and certain general characteristics of 26 gas manufacturing and storage sites for which it may have some remedial responsibility. Indiana Gas has completed a remedial investigation/feasibility study (RI/FS) at one of the sites under an agreed order between Indiana Gas and the Indiana Department of Environmental Management
(IDEM), and a Record of Decision was issued by the IDEM in January 2000. Although Indiana Gas has not begun an RI/FS at additional sites, Indiana Gas has submitted several of the sites to the IDEM's Voluntary Remediation Program and is currently conducting some level of remedial activities including groundwater monitoring at certain sites where deemed appropriate and will continue remedial activities at the sites as appropriate and necessary.

In conjunction with data compiled by expert consultants, Indiana Gas has accrued the estimated costs for further investigation, remediation, groundwater monitoring and related costs for the sites. While the total costs that may be incurred in connection with addressing these sites cannot be determined at this time, Indiana Gas has accrued costs that it reasonably expects to incur totaling approximately $20.3 million.

The estimated accrued costs are limited to Indiana Gas' proportionate share of the remediation efforts. Indiana Gas has arrangements in place for 19 of the 26 sites with other potentially responsible parties (PRP), which serve to limit Indiana Gas' share of response costs at these 19 sites to between 20 and 50 percent.

With respect to insurance coverage, as of June 30, 2001, Indiana Gas has received and recorded settlements from all known insurance carriers in an aggregate amount approximating its $20.3 million accrual.

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

13.      Rate and Regulatory Matters

Gas Costs Proceedings
Commodity prices for natural gas purchases have increased significantly, primarily due to a colder winter, increased demand and tighter supplies. Subject to compliance with applicable state laws, Vectren's utility subsidiaries are allowed full recovery of such changes in purchased gas costs for their retail customers through commission-approved gas cost adjustment (GCA) mechanisms.

On October 11, 2000, Indiana Gas filed for approval of its regular GCA. In early December, the Indiana Utility Regulatory Commission (IURC) issued an interim order approving the request by Indiana Gas for a GCA factor for December 2000. On January 4, 2001, the IURC approved the January and February 2001 GCA as filed. The order also addressed the claim by the Indiana Office of Utility Consumer Counselor (OUCC) that a portion of the requested GCA be disallowed because Indiana Gas should have entered into additional commitments for the winter's gas supply in late 1999 and early 2000. In procuring gas supply for winter, Indiana Gas followed the gas procurement practices that it had employed over the last several years. In response to the claim by the OUCC, the IURC found that there should be a $3.8 million disallowance related to gas procurement for the winter season. As a result, Indiana Gas recognized a pre-tax charge of $3.8 million in December 2000. Both Indiana Gas and the OUCC appealed the ruling. The Citizens Action Coalition of Indiana, Inc. (CAC), a not for profit consumer advocate, also filed with the IURC a petition to intervene and a notice of appeal of the order.

In March 2001, Indiana Gas and SIGECO reached agreement with the OUCC and CAC regarding the matters raised by the IURC Order. As part of the agreement, among other things, the companies agreed to contribute an additional $1.9 million to the State of Indiana's Low Income Heating Assistance Program in 2001 and to credit $3.3 million of the $3.8 million disallowed amount to Indiana Gas customers' April 2001 utility bills in exchange for both the OUCC and the CAC dropping their appeals of the IURC Order. In April 2001, the IURC issued an order approving the settlement. The contributions to Indiana's Low Income Heating Assistance Program totaling $1.9 million were made in 2001 and were charged to other operating expense. There was no impact to 2000 operations as a result of this contribution.

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

14.      ProLiance Energy, LLC

ProLiance, a 50 % owned, non-regulated, energy marketing affiliate of Vectren, began providing natural gas and related services to Indiana Gas, Citizens Gas and Coke Utility (Citizens Gas) and others effective April 1, 1996. The sale of gas and provision of other services to Indiana Gas by ProLiance is subject to regulatory review through the quarterly GCA process administered by the IURC.

On September 12, 1997, the IURC issued a decision finding the gas supply and portfolio administration agreements between ProLiance and Indiana Gas and ProLiance and Citizens Gas to be consistent with the public interest and that ProLiance is not subject to regulation by the IURC as a public utility. The IURC's decision reflected the significant gas cost savings to customers obtained through ProLiance's services and suggested that all material provisions of the agreements between ProLiance and the utilities are reasonable. Nevertheless, with respect to the pricing of gas commodity purchased from ProLiance, the pricing of fees paid by ProLiance to the utilities for the prospect of using pipeline entitlements if and when they are not required to serve the utilities' firm customers, and the pricing of fees paid by the utilities to ProLiance for portfolio administration services, the IURC concluded that additional review in the GCA process would be appropriate and directed that these matters be considered further in the pending, consolidated GCA proceeding involving Indiana Gas and Citizens Gas.

As a result of an appeal of the IURC's order, on September 22, 2000, the Indiana Supreme Court issued a decision affirming the IURC's decision with respect to Indiana Gas' and Citizens Gas' agreements with ProLiance in all respects.

The IURC has recently commenced the processing of the further GCA proceeding regarding the three pricing issues by conducting a prehearing conference. Discovery is ongoing in this proceeding at the current time. Until the three pricing issues reserved by the IURC are resolved, Vectren will continue to reserve a portion of its share of ProLiance earnings.

In August 1998, Indiana Gas, Citizens Gas and ProLiance each received a Civil Investigative Demand (CID) from the United States Department of Justice requesting information relating to Indiana Gas' and Citizens Gas' relationship with and the activities of ProLiance. The Department of Justice issued the CID to gather information regarding ProLiance's formation and operations, and to determine if trade or commerce has been restrained. Indiana Gas has provided all information requested and management believes there are no significant issues in this matter.

Indiana Gas continues to record gas costs in accordance with the terms of the ProLiance contract, and Vectren continues to record its proportional share of ProLiance's earnings. Pre-tax income of $4.0 million and $1.5 million was recognized as ProLiance's contribution to earnings for the three months ended June 30, 2001 and 2000, respectively. Pre-tax income of $9.6 million and $4.8 million was recognized as ProLiance's contribution to earnings for the six months ended June 30, 2001 and 2000, respectively. Earnings recognized from ProLiance are included in equity in earnings of unconsolidated investments on the Condensed Consolidated Statements of Operations. At June 30, 2001 and December 31, 2000, Vectren has reserved approximately $3.1 million and $2.4 million, respectively, of ProLiance's earnings after tax pending resolution of the remaining issues. The reserve represents 10% of ProLiance's pretax earnings and serves as management's best estimate of potential exposure arising from the three pricing issues.

Purchases from ProLiance for resale and for injections into storage for the three months ended June 30, 2001 and 2000 totaled $146.0 million and $70.3 million, respectively; and for the six months ended June 30, 2001 and 2000 totaled $414.4 million and $136.3 million, respectively. Amounts owed to ProLiance at June 30, 2001 and December 31, 2000 for those purchases were $23.1 million and $97.7 million, respectively and are included in accounts payable to affiliated companies on the Condensed Consolidated Balance Sheets. Amounts charged by ProLiance are market based.

ProLiance has a standby letter of credit facility with a bank for letters up to $45 million at June 30, 2001 and December 31, 2000. This facility is collaterialized in part by a support agreement from Vectren. Letters of credit outstanding at June 30, 2001 and December 31, 2000 totaled $13.2 million, and $22.0 million, respectively. Subsequent to June 30, 2001, this facility was renegotiated with another bank and the support agreement is no longer in effect.

15.      Other Affiliate Transactions

CIGMA, LLC (CIGMA), owned jointly and equally by a wholly owned subsidiary of Vectren and a third party, provides materials acquisition and related services that are used by certain wholly owned subsidiaries of Vectren. Purchases of these services during the three months ended June 30, 2001 and 2000 totaled $5.2 million and $4.1 million, respectively; and for the six months ended June 30, 2001 and 2000 totaled $8.6 million and $8.1 million, respectively. Amounts charged by CIGMA are market based.

Vectren is a two-thirds guarantor of certain surety bonds and other obligations of Energy Systems Group, LLC, a two-thirds owned consolidated subsidiary. Vectren's share of the guarantee of such obligations totaled $79.8 million and $50.6 million at June 30, 2001 and December 31, 2000, respectively.

Amounts owed to other unconsolidated affiliates, excluding ProLiance, totaled $1.1 million, and $4.8 million at June 30, 2001 and December 31, 2000, respectively, and are included in accounts payable to affiliated companies on the Condensed Consolidated Balance Sheets. Amounts due from other unconsolidated affiliates totaled $25.1 million and $17.6 million at June 30, 2001 and December 31, 2000 respectively, and are included in accounts receivable on the Condensed Consolidated Balance Sheets.

16.      Risk Management, Derivatives and New Accounting Principle

Risk Management
Vectren is exposed to market risks associated with commodity prices, interest rates, and counterparty credit. These financial exposures are monitored and managed by the company as an integral part of its overall risk management program.

Commodity Price Risk. Vectren's regulated operations have limited exposure to commodity price risk for purchases and sales of natural gas and electric energy for its retail customers due to current Indiana and Ohio regulations, which subject to compliance with applicable state regulations, allow for recovery of such purchases through natural gas and fuel cost adjustment mechanisms.
(See Note 13 Rate and Regulatory Matters.)

Vectren does engage in limited, wholesale power marketing and natural gas marketing activities that may expose the company to commodity price risk associated with fluctuating electric power and natural gas commodity prices.

Vectren's non-regulated wholesale power marketing activities manage the utilization of its available electric generating capacity. Vectren's wholesale natural gas marketing activities purchase and sell natural gas to meet customer demands. Both operations enter into forward contracts that commit the company to purchase and sell commodities in the future.

Commodity price risk results from forward sales contracts that commit Vectren to deliver either electric power or natural gas on specified future dates. Power marketing uses planned unutilized generation capability and forward purchase contracts to protect certain sales transactions from unanticipated fluctuations in the price of electric power, and periodically, will use derivative financial instruments to protect its interests from unplanned outages and shifts in demand. Additionally, gas marketing uses natural gas stored inventory and forward purchase contracts to protect certain sales transactions from unanticipated fluctuations in the price of natural gas.

Open positions in terms of price, volume and specified delivery points may occur to a limited extent and are managed using methods described above and frequent management reporting.

Interest Rate Risk. The company is exposed to interest rate risk associated with its short-term borrowings and adjustable rate long term debt. Its risk management program seeks to reduce the potentially adverse effects that market volatility may have on operations.

Under normal circumstances, the company tries to limit the amount of short-term debt and adjustable rate long-term debt outstanding to a maximum of 25% of total debt. However, there are times when this targeted level of interest rate exposure may be exceeded. To manage this exposure, the company may periodically use derivative financial instruments to reduce earnings fluctuations caused by interest rate volatility.

Other Risks. By using forward purchase contracts and derivative financial instruments to manage risk, the company exposes itself to counterparty credit risk and market risk. The company manages this exposure to counterparty credit risk by entering into contracts with financially sound companies that can be expected to fully perform under the terms of the contract. The company attempts to manage exposure to market risk associated with commodity contracts and interest rates by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

Accounting for Forward Contracts and Other Financial Instruments
Commodity Contracts. At origination all contracts to buy and sell electric power and natural gas are designated as "physical", "other-than-trading" or "trading."

Power marketing contracts are designated as "physical" when there is intent and ability to physically deliver power from SIGECO's unutilized generating capacity. Power marketing contracts are designated as "other-than-trading" when there is intent to receive power to manage base and peak load capacity. Both contract designations generally require settlement by physical delivery of electricity. However, certain of these contracts may be net settled in accordance with industry standards when unplanned outages, favorable pricing movements, and shifts in demand occur.

Prior to the adoption of SFAS 133, contracts in the "physical" and "other-than-trading" portfolios receive accounting recognition on settlement with revenues recorded in electric utility revenues and costs recorded in fuel for electric generation for those contracts fulfilled through generation and in purchased electric energy for contracts purchased in the wholesale energy market. Subsequent to the adoption of SFAS 133, certain contracts that are periodically settled net are recorded at market value.

Gas marketing contracts are designated as "physical" when the company has the intent to physically deliver or receive natural gas. Certain contracts in this portfolio may be settled net in accordance with industry standards. Prior to the adoption of SFAS 133, "physical" contracts received accounting recognition upon settlement with revenues recorded in energy services and other revenues and costs recorded in cost of energy services and other. After the adoption of SFAS 133, certain contracts that are periodically settled net are recorded at market value.

Vectren may occasionally enter into forward purchase and sale contracts designated as "trading" that attempt to take advantage of short-term movement in commodity prices. Commodity contracts designated as "trading" are generally settled net in accordance with industry trading standards. These contracts are accounted for at market value. As of June 30, 2001, the company has no contracts designated as "trading."

Contracts recorded at market value are recorded as assets or liabilities in the Condensed Consolidated Balance Sheet as deferred charges, net, other current assets, other current liabilities and other liabilities, as appropriate, and changes in market value are recorded in the Condensed Consolidated Statements of Operations as purchased electric energy or cost of energy services and other, as appropriate. Market value is determined using quoted market prices from independent sources.

Financial Contracts. On December 28, 2000, the company entered into an interest rate swap used to hedge interest rate risk associated with VUHI's $150 million floating rate notes. The swap was entered into concurrently with the issuance of the floating rate debt on December 28, 2000 and swaps the debt's variable interest rate of three month LIBOR plus 0.75 percent for a fixed rate of 6.64%. The swap expires on December 27, 2001, the date that the debt agreement expires.

Prior to the adoption of SFAS 133, instruments hedging interest rate risk were accounted for upon settlement in interest expense. After adoption of SFAS 133, hedging instruments are carried at market value in deferred charges, net or other current liabilities, as appropriate, and changes in market value are recorded in accumulated other comprehensive income and recorded to interest expense as settled.

Impact of New Accounting Principle
In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS 133, which requires that every derivative instrument be recorded on the balance sheet as an asset or liability measured at its market value and that changes in the derivative's market value be recognized currently in earnings unless specific hedge accounting criteria are met.

SFAS 133, as amended, requires that as of the date of initial adoption, the difference between the market value of derivative instruments recorded on the balance sheet and the previous carrying amount of those derivatives be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, "Accounting Changes."

Resulting from the adoption of SFAS 133, certain contracts in the power marketing operations and gas marketing operations that are periodically settled net were required to be recorded at market value. Previously, the company accounted for these contracts on settlement. The cumulative impact of the adoption of SFAS 133 resulting from marking these contracts to market on January 1, 2001 was an earnings gain of approximately $6.3 million ($3.9 million net of tax) recorded as a cumulative effect of accounting change in the Condensed Consolidated Statements of Operations. The majority of this gain results from the company's power marketing operations. SFAS 133 did not impact other commodity contracts because they were normal purchases and sales that are specifically excluded.

As of June 30, 2001, the company has derivative assets resulting from its power marketing operations of $6.0 million classified in deferred charges, net as well as derivative liabilities of $2.0 million classified in other current liabilities. Unrealized losses totaling $2.4 million arising from the difference between the current market value and the market value on the date of adoption is included in purchased electric energy in the Condensed Consolidated Statements of Operations for the six months ended June 30, 2001. Unrealized losses for the three months ended June 30, 2001 were $7.9 million. Derivatives used in gas marketing operations are not significant.

Vectren has documented the hedging relationship between an interest rate swap and floating rate debt as well as its risk management objectives and strategies for undertaking the hedging transaction. The company expects the swap to be highly effective at hedging the cash flow related to the interest payments. Accordingly, the swap has been designated as a cash flow hedge. The adoption of SFAS 133 had no impact as the market value of the swap was zero.

As of June 30, 2001, the market value of the interest rate swap is $1.6 million and is included in other current liabilities on the Condensed Consolidated Balance Sheets. The difference between the current market value and the market value on the date of adoption of $1.6 million ($1.0 million after tax) is included in accumulated other comprehensive income in the Condensed Consolidated Balance Sheets and will be reclassified to interest expense by December 31, 2001.

In addition to Vectren's wholly owned subsidiaries, ProLiance, a 50 % owned equity method investment, adopted SFAS 133 on June 1, 2000. The impact of adoption on ProLiance is reflected in accumulated other comprehensive income due to the nature of the derivatives used.

17.      Segment Reporting

Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in the assessment of performance.

There were three operating segments of Vectren during the reported periods: (1) Gas Utility Services, (2) Electric Utility Services, and (3) Non-regulated Operations. The Gas Utility Services segment distributes, transports and sells natural gas in southwest and central Indiana and west central Ohio and is comprised of the operations of Indiana Gas, the Ohio operations and SIGECO's natural gas business. The Electric Utility Services segment generates, transmits, distributes and sells electricity primarily within southwestern Indiana and in periods of under utilized capacity, sells excess electricity to other wholesale customers. This segment is comprised of SIGECO's electric business. The Non-regulated Operations segment is made up of various businesses providing energy-related products and services; telecommunication products and services; materials management, debt collection and meter reading services; underground utility asset location and construction services; structured finance and investment transactions including leveraged leases of real estate and equipment; venture capital projects; coal mining and sales; and other energy-related services. Revenues for each segment are principally attributable to customers in the United States.

Effective January 1, 2001, the utility operations announced the realignment of those operations into two primary business units: Energy Delivery and Power Supply. During 2001, organizational alignment will occur along with the development of management reporting processes. As a result, Vectren will report utility segment information as Gas Utility Services and Electric Utility Services.

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

                                          Three Months                  Six Months
                                          Ended June 30,                Ended June 30,
                                    --------------------------    --------------------------
In thousands                            2001            2000          2001           2000
                                    -----------    -----------    -----------    -----------
Operating Revenues:
        Gas Utility Services        $   153,798    $   100,485    $   676,687    $   301,330
     Electric Utility Services           95,020         78,289        183,229        151,279
     Non-regulated Operations           202,402         98,154        494,867        199,609
     Intersegment Eliminations          (18,946)       (13,570)       (39,421)       (29,297)
                                    -----------    -----------    -----------    -----------
         Total operating revenues   $   432,274    $   263,358    $ 1,315,362    $   622,921
                                    ===========    ===========    ===========    ===========
Net Income (Loss):
     Gas Utility Services           $   (15,987)   $    (2,917)   $     2,818    $     7,304
     Electric Utility Services            3,272          5,875         20,141          8,483
     Non-regulated Operations            (4,942)         5,315          3,735         14,611
                                    -----------    -----------    -----------    -----------
         Net income (loss)          $   (17,657)   $     8,273    $    26,694    $    30,398
                                    ===========    ===========    ===========    ===========


                                       June 30,     December 31,
                                         2001            2000
                                     -----------    -----------
Identifiable Assets:
     Gas Utility Services            $ 1,475,455    $ 1,658,778
     Electric Utility Services           761,935        799,104
     Non-regulated Operations            757,236        749,237
     Intersegment Eliminations          (288,703)      (297,932)

                                     -----------    -----------
         Total identifiable assets   $ 2,705,923    $ 2,909,187
                                     ===========    ===========

18.      Impact of Recently Issued Accounting Guidance

The FASB issued two new statements of financial accounting standards in July 2001: SFAS No. 141, "Business Combinations" (SFAS 141), and SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). These interrelated standards change the accounting for business combinations and goodwill in two significant ways:

         SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited. This change does not affect the pooling-of-interest transaction forming Vectren.

         SFAS 142 changes the accounting for goodwill from an amortization approach to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, such as the company's acquisition of the Ohio operations, will cease upon adoption of the statement. Goodwill is to be tested for impairment at a reporting unit level at least annually.

SFAS 142 also requires the initial impairment review of all goodwill and other intangible assets within six months of the adoption date, which is January 1, 2002 for Vectren. The impairment review consists of a comparison of the fair value of a reporting unit to its carrying amount. If the fair value of a reporting unit is less than its carrying amount, an impairment loss would be recognized. Results of the initial impairment review are to be treated as a change in accounting principle in accordance with APB Opinion No. 20 "Accounting Changes." An impairment loss recognized as a result of an impairment test occurring after the initial impairment review is to be reported as a part of operations.

SFAS 142 also changes certain aspects of accounting for intangible assets; however, the company does not have any significant intangible assets.

The adoption of SFAS 141 will not materially impact operations. As required by SFAS 142, amortization of goodwill relating to the acquisition of the Ohio operations, which approximates $5.0 million per year, will cease on January 1, 2002. The company has not determined the potential impact of initial impairment reviews to be performed within six months of adoption of SFAS 142.

Also in July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. Vectren is currently evaluating the impact that SFAS 143 will have on its operations.

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

On October 31, 2000, Vectren acquired the natural gas distribution assets of The Dayton Power and Light Company for approximately $465 million. The acquisition has been accounted for as a purchase transaction in accordance with Accounting Principles Board (APB) Opinion No. 16 and accordingly, the results of operations of the acquired businesses are included in the accompanying financial statements since the date of acquisition.

Vectren acquired the natural gas distribution assets as a tenancy in common through two separate wholly owned subsidiaries. Vectren Energy Delivery of Ohio, Inc. (VEDO) holds a 53% undivided ownership interest in the assets and Indiana Gas holds a 47% undivided ownership interest. VEDO is the operator of the assets, operations of which are referred to as "the Ohio operations."

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

                                                   Three Months       Six Months
In millions, except per share amounts             Ended June 30,     Ended June 30,
                                               -------------------  ---------------
                                                  2001       2000    2001     2000
                                               ---------   -------  ------   ------
Net income (loss), as reported                 $  (17.7)   $  8.3   $ 26.7   $ 30.4
    Restructuring charge, net of tax                7.3       -        7.3      -
    Merger and integration costs, net of tax        1.7       5.9      3.9     25.1
    Extraordinary loss, net of tax                  7.7       -        7.7      -
    Gain on restructuring of a non-regulated
     investment, net of tax                         -         -        -       (4.9)
Net income (loss) before nonrecurring items    $   (1.0)   $ 14.2   $ 45.6   $ 50.6

    Attributed to:
       Regulated                               $   (4.3)   $  8.9   $ 33.6   $ 40.1
       Non-regulated                           $    3.3    $  5.3   $ 12.0   $ 10.5

Basic earnings (loss) per share, as reported   $   (0.26)  $ 0.14  $  0.40  $  0.50
    Restructuring charge, net of tax                0.11      -       0.11     -
    Merger and integration costs, net of tax        0.02     0.09     0.06     0.41
    Extraordinary loss, net of tax                  0.11      -       0.12     -
    Gain on restructuring of a non-regulated
     investment, not of tax                         -         -        -      (0.08)
Basic earnings (loss) per share before
  nonrecurring items                           $   (0.02)  $ 0.23  $  0.69  $  0.83

    Attributed to:
       Regulated                               $   (0.07)  $ 0.14  $  0.51  $  0.66
       Non-regulated                           $    0.05   $ 0.09  $  0.18  $  0.17


Three Months Ended June 30, 2001

Consolidated net income decreased $26.0 million, or $0.40 per share, compared to the same period of 2000. The decrease reflects nonrecurring charges including:
|X| An extraordinary loss of $7.7 million after tax, or $0.11 per share, associated with the sale of investments in leveraged leases (See extraordinary loss discussion below.), and
|X| A restructuring charge of $7.3 million after tax, or $0.11 per share. (See restructuring charge discussion below.) These nonrecurring expenses were partially offset by a decrease in merger and integration costs incurred during the quarter, compared to the prior year. Merger and integration costs, including additional depreciation, decreased $4.2 million after tax, or $0.07 per share. (See merger and integration costs discussion below.)

Earnings before the impact of nonrecurring items decreased $15.2 million, or $0.25 per share, because of unrealized after tax losses resulting from marking certain derivatives to market as required by Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities"

(SFAS 133) (See new accounting principle discussion below.), the impact of increased gas costs, and weather.

Six Months Ended June 30, 2001

Consolidated net income decreased $3.7 million, or $0.10 per share, compared to the same period of 2000. The decrease primarily results from the one-time gain recorded in 2000 from the restructuring of a non-regulated investment of $4.9 million after tax, or $0.08 per share, in addition to the nonrecurring charges recorded in the current quarter discussed above. These decreases were offset by a decrease in merger and integration costs incurred during the quarter, compared to the prior year. Merger and integration costs, including additional depreciation, decreased $21.2 million after tax, or $0.35 per share. (See merger and integration costs discussion below.)

Consolidated net income before the impact of nonrecurring items decreased $5.0 million, or $0.14 per share. The decrease results from the impacts of increased gas costs, offset by the inclusion of the Ohio operations and cooler weather than the prior year.

Dividends

Dividends declared for the three and six months ended June 30, 2001 were $0.255 per share and $0.510 per share, respectively, compared to $0.243 per share and $0.485 per share for the same periods in 2000. The dividend for the twelve months ended June 30, 2001 was $1.02 per share compared to $0.96 per share for the twelve months ended June 30, 2000.

Extraordinary Loss

In June 2001, the Southern Indiana Properties, Inc., a non-regulated wholly owned subsidiary, agreed to sell certain leverage lease investments with a net book value of $59.1 million at a loss of $12.4 million ($7.7 million after tax). Because of the transaction's significance and because the transaction occurred within two years of the effective date of the merger of Indiana Energy and SIGCORP, which was accounted for as a pooling-of-interests, Accounting Principles Board (APB) Opinion No. 16, "Business Combinations" calls for the loss on disposition of these investments to be treated as extraordinary. Proceeds from the sale of $46.7 million will be used to retire short-term borrowings.

Restructuring Costs

In June 2001, Vectren's management and board of directors approved a plan to restructure, primarily, its regulated operations. The restructuring plan will involve the elimination of administrative and supervisory positions in its utility operations and corporate office. Restructuring and related charges of $11.8 million ($7.3 million after tax), or $0.11 on a basic earnings per share basis, were expensed during the second quarter. These charges were comprised of $8.0 million for severance, related benefits and other employee related costs, $2.0 million for lease termination fees related to duplicate facilities, and $1.8 million for consulting fees incurred as of June 30, 2001.

Components of restructuring expenses incurred through June 30, 2001 and components of the restructuring accrual, which is included in other current liabilities, as of June 30, 2001 were as follows:


In millions                    Accrual for
                                Expected    Incurred Expenses
                                  Cash     ---------------------
                                Payments  Paid in Cash  Non-Cash  Total Expense
                                --------  ------------  --------  -------------
Severance and related costs      $ 6.8       $0.4         $0.8         $8.0
Lease termination fees             2.0        -            -            2.0
Consulting fees                    -          1.8          -            1.8
                                --------  ------------  --------  -------------
        Total                    $ 8.8       $2.2         $0.8        $11.8
                                ========  ============  ========  =============

The $6.8 million accrued for restructuring costs for employee separation is associated with approximately 90 employees. Employee separation benefits include severance, healthcare and outplacement services. Employees are expected to begin exiting the business beginning August 2001.

The restructuring program will be substantially completed by December 31, 2001.

Merger and Integration Costs

Merger and integration costs incurred for the three and six months ended June 30, 2001 were zero and $0.8 million, respectively, and for the three and six months ended June 30, 2000 totaled $3.3 million and $30.4 million, respectively. Vectren expects to realize net merger savings of nearly $200 million over the next ten years from the elimination of duplicate corporate and administrative programs and greater efficiencies in operations, business processes and purchasing encompassed in operations. The continued merger integration activities, which will contribute to the merger savings, will be completed in 2001.

Since March 31, 2000, $41.9 million has been expensed associated with merger and integration activities. Accruals were established at March 31, 2000 totaling $20.7 million. Of this amount, $5.5 million related to employee and executive severance costs, $13.1 million related to transaction costs and regulatory filing fees incurred prior to the closing of the merger, and the remaining $2.1 million related to employee relocations that occurred prior to or coincident with the merger closing. At June 30, 2001, the accrual remaining for such costs totaled $1.5 million, all related to severance costs. Of the $41.9 million expensed, the remaining $21.2 million expensed through June 30, 2001 ($20.4 million in 2000 and $0.8 million in 2001) was for accounting fees resulting from merger related filing requirements, consulting fees related to integration activities such as organization structure, employee travel between company locations as part of integration activities, internal labor of employees assigned to integration teams, investor relations communications activities, and certain benefit costs.

The integration activities experienced by the company included such things as information system consolidation, process review and definition, organization design and consolidation, and knowledge sharing.

As a result of merger integration activities, management has identified certain information systems that are expected to be retired in 2001. Accordingly, the useful lives of these assets have been shortened to reflect this decision, resulting in additional depreciation expense of approximately $2.7 million ($1.7 million after tax) and $5.5 million ($3.4 million after tax), for the three and six months ended June 30, 2001, respectively, and $3.3 million ($2.1 million after tax) for both the three and six months ended June 30, 2000.

In total, for the three months ended June 30, 2001, merger and integration costs totaled $2.7 million ($1.7 million after tax), or $0.02 on a basic earnings per share basis compared to $6.6 million ($5.9 million after tax), or $0.09 on a basic earnings per share basis for the same period in 2000.

In total, for the six months ended June 30, 2001, merger and integration costs totaled $6.3 million ($3.9 million after tax), or $0.06 on a basic earnings per share basis compared to $33.7 million ($25.1 million after tax), or $0.41 on a basic earnings per share basis for the same period in 2000.

New Accounting Principle

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS 133, which requires that every derivative instrument be recorded on the balance sheet as an asset or liability measured at its market value and that changes in the derivative's market value be recognized currently in earnings unless specific hedge accounting criteria are met.

SFAS 133, as amended, requires that as of the date of initial adoption, the difference between the market value of derivative instruments recorded on the balance sheet and the previous carrying amount of those derivatives be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, "Accounting Changes."

Resulting from the adoption of SFAS 133, certain contracts in the power marketing operations and gas marketing operations that are periodically settled net were required to be recorded at market value. Previously, the company accounted for these contracts on settlement. The cumulative impact of the adoption of SFAS 133 resulting from marking these contracts to market on January 1, 2001 was an earnings gain of approximately $6.3 million ($3.9 million net of tax) recorded as a cumulative effect of accounting change in the Condensed Consolidated Statements of Operations. The majority of this gain results from the company's power marketing operations. SFAS 133 did not impact other commodity contracts because they were normal purchases and sales that are specifically excluded.

As of June 30, 2001, the company has derivative assets resulting from its power marketing operations of $6.0 million classified in deferred charges, net as well as derivative liabilities of $2.0 million classified in other current liabilities. Unrealized losses totaling $2.4 million arising from the difference between the current market value and the market value on the date of adoption is included in purchased electric energy in the Condensed Consolidated Statements of Operations for the six months ended June 30, 2001. Unrealized losses for the three months ended June 30, 2001 were $7.9 million. Derivatives used in gas marketing operations are not significant.

Vectren has documented the hedging relationship between an interest rate swap and floating rate debt as well as its risk management objectives and strategies for undertaking the hedging transaction. The company expects the swap to be highly effective at hedging the cash flow related to the interest payments. Accordingly, the swap has been designated as a cash flow hedge. The adoption of SFAS 133 had no impact as the market value of the swap was zero.

As of June 30, 2001, the market value of the interest rate swap is $1.6 million and is included in other current liabilities on the Condensed Consolidated Balance Sheets. The difference between the current market value and the market value on the date of adoption of $1.6 million ($1.0 million after tax) is included in accumulated other comprehensive income in the Condensed Consolidated Balance Sheets and will be reclassified to interest expense by December 31, 2001.

In addition to Vectren's wholly owned subsidiaries, ProLiance Energy, LLC (ProLiance), a 50 % owned equity method investment, adopted SFAS 133 on August 31, 2000. The impact of adoption on ProLiance is primarily reflected in accumulated other comprehensive income due to the nature of the derivatives used.

Organizational Realignment

Effective January 1, 2001, the utility operations announced the realignment of those operations into two primary business units: Energy Delivery and Power Supply. During 2001, organizational alignment will occur along with the development of management reporting processes. As a result, Vectren will report utility segment information as Gas Utility Services and Electric Utility Services.

                         Results of Regulated Operations

The results of regulated operations for the three and six months ended June 30, 2001 compared to the prior year are as follows:
                                        Three Months         Six Months
In millions, except per share amounts   Ended June 30,     Ended June 30,
                                        ---------------  -----------------
                                          2001    2000     2001      2000
                                        -------  ------  -------   -------
Gas operating margin                    $  59.0  $ 44.6  $ 177.8   $ 126.9
Electric operating margin                  43.5    50.4    100.6     103.2
   Total operating margin               $ 102.5  $ 95.0  $ 278.4   $ 230.1

Other operating                         $  54.5  $ 45.6  $ 110.0   $  90.1
Depreciation and amortization           $  31.3  $ 25.6  $  62.3   $  48.1
Taxes other than income taxes           $  10.6  $  6.8  $  29.8   $  15.0
Other income, net                       $   2.0  $  1.2  $   1.8   $   2.3
Interest                                $  17.3  $  9.9  $  36.7   $  19.7
Income tax                              $  (7.5) $  3.4  $  10.3   $  14.3

Net income (loss), as reported          $ (12.7) $  3.0  $  23.0   $  15.8
   Restructuring costs, net of tax          6.7     -        6.7       -
   Merger and integration costs,
    net of tax                              1.7     5.9      3.9      24.3
Net income (loss) before nonrecurring
    items                               $  (4.3) $  8.9  $  33.6   $  40.1

Basic earnings (loss) per share,
     as reported                        $ (0.19) $ 0.05  $  0.35   $  0.26
   Restructuring costs                     0.10    -        0.10      -
   Merger and integrations costs           0.02    0.09     0.06      0.40
Basic earnings (loss) per share
    before nonrecurring items           $ (0.07) $ 0.14  $  0.51   $  0.66

Before nonrecurring items, regulated utility operations incurred a net loss of $4.3 million, or $0.07 per share, for the three months ended June 30, 2001, compared to net income before nonrecurring items of $8.9 million, or $0.14 per share for the same period in 2000.

Before nonrecurring items, regulated utility operations contributed net income of $33.6 million, or $0.51 per share, for the six months ended June 30, 2001, compared to net income before nonrecurring items of $40.1 million, or $0.66 per share for the same period in 2000.

For the three months ended June 30, 2001 compared to the prior year, earnings before the impact of nonrecurring items decreased $13.2 million because of unrealized after tax losses resulting from marking certain derivatives to market as required by SFAS 133, the impact of increased gas costs, and weather.

For the six months ended June 30, 2001 compared to the prior year, earnings before the impact of nonrecurring items decreased $6.5 million because of the impacts of increased gas costs, offset by the inclusion of the Ohio operations and cooler weather than the prior year.

Utility Margin (Operating Revenues Less Cost of Gas Sold, Fuel for Electric Generation, Purchased Electric Energy)

Gas Utility Margin
Gas Utility margin for the three months ended June 30, 2001 of $59.0 million increased $14.4 million, or 32%, compared to 2000. The Ohio operations represent $12.5 million of the increase. The remaining increase of $1.9 million related to Indiana Gas and SIGECO results from customer growth offset by weather 24% warmer than the prior year and reduced consumption resulting from increased gas costs.

Total cost of gas sold was $94.8 million for the three months ended June 30, 2001 and $55.9 million in 2000. Excluding $38.9 million related to the Ohio operations, total cost of gas sold was comparable to 2000 even though volumes sold were lower. The total average cost per dekatherm of gas purchased by Indiana Gas and SIGECO for the three months ended June 30, 2001 was $6.28 compared to $4.49 for the same period in 2000.

Gas Utility margin for the six months ended June 30, 2001 of $177.8 million increased $50.9 million, or 40%, compared to 2000. The Ohio operations represent $48.0 million of the increase. The remaining increase of $2.9 million related to Indiana Gas and SIGECO is due to a 5% increase in sales to residential and commercial customers resulting primarily from weather 8% colder than the previous year and a 1% increase in their combined residential customer base. These favorable impacts on gas margin were partially offset by reduced consumption, the cost of unaccounted for gas, and a 8% decrease in transported volumes for the benefit of contract customers, all due to the effects of increased gas costs.

Total cost of gas sold was $498.9 million for the six months ended June 30, 2001 and $174.4 million in 2000. Excluding $186.3 million related to the Ohio operations, total cost of gas sold increased $138.1 million, or 79%, during 2001 compared to 2000, and is primarily due to significantly higher per unit purchased gas costs. The total average cost per dekatherm of gas purchased by Indiana Gas and SIGECO for the six months ended June 30, 2001 was $7.04 compared to $4.12 for the same period in 2000.

The price changes in the cost of gas purchased are due primarily to changing commodity costs in the marketplace. Subject to compliance with applicable state laws, Vectren's utility subsidiaries are allowed full recovery of such changes in purchased gas costs from their retail customers through commission-approved gas cost adjustment mechanisms. (See rate and regulatory matters discussion below.)

Electric Utility Margin
Electric Utility margin for the three months ended June 30, 2001 of $43.5 million, decreased $6.9 million, or 14 %, compared to 2000 primarily due to a $7.9 million reduction in margin recorded to reflect certain wholesale power marketing purchase and sale contracts at current market values as required by SFAS 133. This overall decrease was partially offset by 5% and 3% increases in volumes sold to residential and commercial customers, respectively, for the quarter. Increases in retail sales result from weather 22% warmer than the previous year and combined residential and commercial customer growth of 4%.

Electric Utility margin for the six months ended June 30, 2001 of $100.6 million, decreased $2.6 million, or 3%, compared to 2000 primarily due to a $2.4 million reduction in margin recorded to reflect certain wholesale power marketing purchase and sale contracts at current market values as required by SFAS 133. The remaining decrease results from decreased margins from sales to wholesale energy markets despite volumes increasing 86% over 2000, offset by an increase in sales to retail customers for the period due to the impact of warmer weather and increasing residential and commercial customer bases.

Purchased electric energy was $33.7 million and $46.8 million for the three and six months ended June 30, 2001, respectively, and $9.2 million and $12.6 million for the three and six months ended June 30, 2000, respectively. The increases of $24.5 million, or 268%, for the three months period and $34.2 million, or 270% for the six month period are due primarily to increased purchased power related to the greater sales to other utilities and power marketers as well as the reductions in margin recorded as a result of SFAS 133.

Utility Operating Expenses (excluding Cost of Gas Sold, Fuel for Electric Generation and Purchased Electric Energy)


Utility Other Operating
Excluding $8.8 million in expenses related to the Ohio operations, utility other operating expenses for the three months ended June 30, 2001 were comparable to the prior year, and excluding $20.8 million in expenses related to the Ohio operations, utility other operating expenses decreased $0.9 million for the six months ended June 30, 2001. The results reflect less current year maintenance expenditures, offset by increased bad debt provisions and Low Income Heating Assistance Program contributions (See rate and regulatory matters discussion below.), both due to the increased gas costs.

Utility Depreciation and Amortization
Utility depreciation and amortization increased $5.7 million and $14.2 million, respectively, for the three and six months ended June 30, 2001 compared to the prior year due primarily to the inclusion of the Ohio operations and, for the six month period, additional depreciation related to merger and integration activities. (See merger and integration costs above.) Utility depreciation and amortization related to the Ohio operations was $3.9 million and $7.8 million for the three and six months ended June 30, 2001, respectively. The remaining increases are attributable to depreciation of additions to utility plant.

Utility Taxes Other Than Income Taxes
Utility taxes other than income taxes increased $3.8 million and $14.8 million, respectively, for the three and six month periods ended June 30, 2001. The three and six month periods include $3.5 million and $13.2 million, respectively, of primarily Ohio state excise tax related to the Ohio operations. The remaining increases result from increases in gross receipts taxes.

Utility Interest Expense

Utility interest expense increased $7.4 million and $17.0 million, respectively, for the three and six months ended June 30, 2001, when compared to the prior year. The increases were due primarily to interest related to the financing of the acquisition of the Ohio operations and increased working capital requirements resulting from higher natural gas prices.

Utility Income Tax

Federal and state income taxes related to utility operations decreased $10.9 million and $4.0 million for the three and six months ended June 30, 2001, respectively, compared to the prior year due to lower pre-tax earnings and normal effective tax rates in 2001. The effective tax rate in 2000 was higher as a result of the non-deductibility of certain merger and integration costs.

                       Results of Non-regulated Operations

Non-regulated operations have three primary business groups: Energy Services, Utility Services, and Communications. Energy Services trades and markets natural gas and provides energy performance contracting services. Utility Services provides utility products and services, such as underground construction and facilities locating, meter reading and materials management, and the mining and sale of coal. Communications provides integrated broadband communications services, including local and long distance telephone, Internet access and cable television. In addition, other businesses invest in other energy-related opportunities and corporate technology. The results of non-regulated operations for the three and six months ended June 30, 2001 compared to the prior year are as follows:

                                                    Three Months         Six Months
In thousands, except per share amounts             Ended June 30,      Ended June 30,
                                                  ----------------   -----------------
                                                    2001     2000      2001      2000
                                                  -------   ------   -------   -------
Energy services and other revenues                $ 183.5   $ 84.6   $ 455.5   $  70.3
Cost of energy services and other revenues          177.1     77.0     438.8     158.7
    Total operating margin                        $   6.4   $  7.6   $  16.7   $  11.6

Other operating                                   $   4.5   $  4.0   $  10.6   $   5.9
Depreciation and amortization                         0.5      0.4       1.0       0.6
Taxes other than income taxes                         0.5      0.7       0.8       1.1
    Total other operating expenses                $   5.5   $  5.1   $  12.4   $   7.6

Other income, net                                 $   2.1   $  5.8   $   3.9   $   7.9
Equity in earnings of unconsolidated invesments   $   6.0   $  2.3   $  13.9   $  14.0
Interest                                          $   3.6   $  2.4   $   7.1   $   4.9
Income tax                                        $   1.8   $  0.9   $   2.8   $   4.4

Net income (loss), as reported                    $  (5.0)  $  5.3   $   3.7   $  14.6
    Restructuring costs, net of tax                   0.6       -        0.6       -
    Merger and integrations costs, net of tax         -         -         -        0.8
    Gain on restructuring of a non-regulated
       investment, net of tax                         -         -         -       (4.9)
    Extraordinary loss, net of tax                    7.7       -        7.7        -
Net income before nonrecurring items              $   3.3   $  5.3   $  12.0   $  10.5

Basic earnings (loss)  per share, as reported     $ (0.07)  $ 0.09   $  0.05   $  0.24
    Restructuring costs                              0.01      -        0.01       -
    Merger and integrations costs                     -        -         -        0.01
    Gain on restructuring of a non-regulated
       investment                                     -        -         -       (0.08)
    Extraordinary loss                               0.11     -         0.12       -
Basic earnings per share before
     nonrecurring items                           $  0.05  $  0.09  $   0.18   $  0.17

Before nonrecurring items, non-regulated operations contributed net income of $3.3 million, or $0.05 per share, for the three months ended June 30, 2001, compared to $5.8 million, or $0.09 per share, for the same period in 2000.

Before nonrecurring items, non-regulated operations contributed net income of $12.0 million, or $0.18 per share, for the six months ended June 30, 2001, compared to $10.5 million, or $0.17 per share, for the same period in 2000.

Energy Services and Other Revenues

Revenues from Vectren's non-utility operations (primarily the operating companies of its Energy Services, Utility Services and Communications groups) for the three and six months ended June 30, 2001 were $183.5 million and $455.4 million, respectively, compared to $84.6 million and $170.3 million in 2000. The significant increases over prior year amounts are primarily from Energy Services' natural gas marketing operations resulting from higher prices for natural gas reflected in sales to its customers during the periods and increased volume.

Costs of Energy Services and Other Revenues

Cost of energy services and other, which is primarily the cost of natural gas purchased for resale by Energy Services and project contract costs at Energy Services and Communications, increased $100.1 million and $280.1 million for the three and six months ended June 30, 2001, respectively, over 2000. The increase is primarily due to higher per unit purchased gas costs and growth in gas sales at Energy Services.

Non-regulated Margin

Margin for the three months ended June 30, 2001 from non-regulated operations decreased $1.2 million, or 16 %, to $6.4 million. The decrease, which is primarily attributable to Energy Services performance contracting business, is due to unanticipated costs incurred on one of its large projects.

For the six month period, margin increased $5.0 million, or 43%, to $16.7 million. Growth in margin principally results from continued growth of the company's natural gas marketing operations, performance contracting and energy efficiency project operations (both Energy Services), and expanded coal mining operations (Utility Services).

Non-regulated Operating Expenses (excluding Costs of Energy Services and Other Revenues)

Non-regulated operating expenses consist of other operating expenses, depreciation and amortization, and taxes other than income taxes. For the three and six months ended June 30, 2001, non-regulated operating expenses increased $0.4 million and $4.8 million respectively. Growth in non-regulated operating expenses is primarily attributable to continued growth at Energy Services and Utility Services. In addition, Energy Services' gas marketing operations have experienced increased bad debts as a result of increased gas costs.

Non-regulated Other Income

Equity in Earnings of Unconsolidated Investments
For the three months ended June 30, 2001, earnings from unconsolidated investments increased $3.7 million compared to the prior year. The increase results from increased earnings from Energy Services investment in ProLiance Energy, LLC (See ProLiance discussion below.).

For the six months ended June 30, 2001, earnings from unconsolidated investments was comparable to the prior year; however, excluding the gain recognized in 2000 related to restructuring Communication's investment in SIGECOM, LLC of $8.0 million, earnings from unconsolidated investments increased $7.9 million. The increase is due to increased earnings from Energy Services' investment ProLiance and a gain on the sale of one of Haddington Energy Partners, LP's (Haddington) investments.

In March 2001, Haddington, an investment accounted for on the equity method and included in non-regulated other businesses, sold its investment in Bear Paw Investments, LLC (Bear Paw) in exchange for a combination of cash and securities. The cost of Haddington's Bear Paw investment approximated $5.1 million, and the net proceeds received approximated $18.1 million, resulting in a pre tax gain of $13.0 million. Vectren recognized its portion of the pre-tax gain, allocated per the terms of the partnership agreement, through equity earnings in unconsolidated investments. The amount of the pre-tax gain recognized by Vectren approximates $3.9 million.

Non-regulated Other Income, Net
Non-regulated other income, net decreased $3.7 million and $4.0 million, respectively, for the three and six months ended June 30, 2001. The decreases are due to a $2.3 million gain on the sale of a partial interest in an Energy Services investment and $1.1 million premium earned by non-regulated other businesses for a loan guarantee, both occurring in the second quarter of 2000. The remaining decreases are due to increased charitable contributions and fluctuations in interest income.

Non-regulated Interest Expense

Non-regulated interest expense increased by $1.2 million and $2.2 million, respectively, for the three and six months ended June 30, 2001, respectively, when compared to the prior year. The increases were due primarily to increased debt to fund additional investments in non-regulated businesses.

Non-regulated Income Tax

Federal and state income taxes related to non-regulated operations have increased $0.9 million for the three months ended June 30, 2001 compared to the prior year. The increase results from the interim recording of income taxes at the company's estimated effective tax rate. For the six months ended June 30, 2001, income taxes have decreased $1.6 million primarily as a result of lower pretax earnings.

                               Financial Condition

Liquidity and Capital Resources

Vectren's equity capitalization objective is 40-50 % of total capitalization. This objective may have varied, and will vary, from time to time, depending on particular business opportunities and seasonal factors that affect the company's operation. Vectren's equity component was 55% and 51% of total capitalization, including current maturities of long-term debt, at June 30, 2001 and December 31, 2000, respectively. The common equity component of 55% at June 31, 2001 is expected to be reduced in 2001 upon the refinancing of approximately $300 million of short term debt issued for the acquisition of the Ohio operations with long-term debt. Subsequent to December 31, 2000, Vectren repaid $129.4 million of commercial paper with proceeds from a public offering of its common stock.

Short-term cash working capital is required primarily to finance customer accounts receivable, unbilled utility revenues resulting from cycle billing, gas in underground storage, prepaid gas delivery services, capital expenditures and investments until permanently financed. Short-term borrowings tend to be greatest during the summer when accounts receivable and unbilled utility revenues related to electricity are highest and gas storage facilities are being refilled. However, working capital requirements have been significantly higher throughout 2001 due to the higher natural gas costs and the acquisition of the Ohio operations.

Cash Flow from Operations
Vectren's primary source of liquidity to fund working capital requirements has been cash generated from operations, which totaled approximately $155.7 million and $120.1 million for the six months ended June 30, 2001 and 2000, respectively.

Cash flow from operations increased during the six months ended June 30, 2001 compared to 2000 by $35.6 million due primarily to higher earnings after considering non-cash income and expenses.

Vectren expects the majority of its capital expenditures and debt security redemptions to be provided by internally generated funds.

Financing Activities
Cash flow required for financing activities of $59.4 million for the six months ended June 30, 2001 includes $154.5 million of reductions in net borrowings and $34.4 million common stock dividends, offset by the issuance of $129.7 million of common stock. This is a increase in cash required for financing activities when compared to the six months ended June 30, 2000 of $37.5 million. The increase in cash requirements is primarily due to increased debt and dividend payments funds in 2001.

SIGECO has $53.7 million of adjustable rate pollution control series first mortgage bonds which could, at the election of the bondholder, be tendered to SIGECO when the interest rates are reset. Prior to the latest reset on March 1, 2001, the interest rates were reset annually, and the bonds subject to tender were presented in the Condensed Consolidated Balance Sheets as current liabilities. Effective March 1, 2001, the bonds were reset for a five-year period and have been classified as long-term debt. Resulting from the reset, the interest rate on the $31.5 million Series A bonds increased from 4.30 % to 4.75 %, and the interest rate on the $22.2 million Series C bonds increased from 4.45 % to 5.00 %.

On January 19, 2001, Vectren filed a registration statement with the Securities and Exchange Commission with respect to a public offering of 5.5 million shares of new common stock. On February 8, 2001, the registration became effective and agreement was reached to sell 5.5 million shares to a group of underwriters. On

February 14, 2001, the shares were sold, at which time, the underwriters exercised their over-allotment option to sell an additional 825,000 shares for a total of approximately 6.3 million shares. The net proceeds of $129.4 million were used to repay outstanding commercial paper utilized for recent acquisitions.

At June 30, 2001, Vectren has approximately $859 million of short-term borrowing capacity, including $679 million for its regulated operations and $180 million for its non-regulated operations, of which approximately $177 million is available for regulated operations and $70 million is available for non-regulated operations. On October 31, 2000, the acquisition of the Ohio operations was completed for a purchase price of approximately $465 million. Commercial paper was issued to fund the purchase and is being replaced over time with permanent financing.

At March 31, 2001, Indiana Gas was not in compliance with the total indebtedness to capitalization ratio contained in its back up credit facility for its commercial paper program. The non-compliance resulted from the indebtedness incurred to purchase its ownership interest in the Ohio operations and working capital requirements associated with higher gas costs. A waiver on the Indiana Gas facility was obtained to waive the non-compliance through and including March 31, 2001 which effectively waived the noncompliance up to June 30, 2001, the date of the next quarterly test of the financial covenants. During the quarter ended June 30, 2001, Vectren made a $100 million equity investment in Indiana Gas. In addition, Indiana Gas was granted a modification to the credit agreement by the syndicate banks raising the total indebtedness to capitalization ratio. As a result of these events, Indiana Gas is in compliance with its debt covenants at June 30, 2001. No amount is outstanding under the back up facility.

VUHI's credit facility was renewed on June 27, 2001 and extended though June 27, 2002. As part of the renewal the capacity of the facility was decreased from $435 million to $350 million.

Indiana Gas' and SIGECO's credit ratings on outstanding debt at June 30, 2001 were A/A2 and A/A1, respectively. VUHI's commercial paper related to the October 2000 Ohio operations acquisition has a credit rating of A-1/P-2. Indiana Gas' commercial paper retains an A-1/P-1 rating.

Capital Expenditures and Other Investment Activities
Cash required for investing activities of $92.6 million for the six months ended June 30, 2001 includes $87.3 million of capital expenditures. Investing activities for the six months ended June 30, 2000 were $96.8 million. The decrease from the prior period results from additional investments in notes receivable made in 2000, offset by increased capital expenditures in 2001, principally for additional generating assets.

New construction, normal system maintenance and improvements, and information technology investments needed to provide service to a growing customer base will continue to require substantial expenditures. Capital expenditures and non-regulated investments for the remainder of 2001 are estimated at $168 million.

Vectren Advanced Communications

Vectren Advanced Communications (VAC), a wholly owned non-regulated subsidiary, was formed to hold Vectren's investments in Utilicom Networks, LLC (Utilicom) and related entities. Utilicom is a provider of bundled communications services through high capacity broadband networks, including high speed Internet service, cable television and telephone service. SIGECOM, LLC (SIGECOM), which is a venture between VAC and Utilicom, provides services to the greater Evansville, Indiana area. VAC and Utilicom plan to provide services to the greater Indianapolis, Indiana and Dayton, Ohio markets.

As part of Utilicom's plans to establish operating ventures in the Indianapolis and Dayton markets and to recapitalize SIGECOM, Utilicom plans to raise $600 million in capital. Vectren is committed to invest up to $100 million, subject to Utilicom obtaining all required funding. Prior to the end of 2001, VAC expects to fund an additional investment in Utilicom and SIGECOM of $10 million, which is a portion of the $100 million discussed above. This investment, along with an additional investment by an existing investor, is expected to fully fund SIGECOM as a stand alone entity.

In July 2001, Utilicom announced a delay in the funding of projects in Indianapolis and Dayton. This delay, with which Vectren management agrees, is due to the current environment in the capital debt markets particularly related to telecommunication related investments which has prevented Utilicom from obtaining debt financing on terms which they consider acceptable. While the existing investors are still committed to the Indianapolis and Dayton markets, Vectren does not intend to proceed unless the Indianapolis and Dayton projects are fully funded.

At June 30, 2001, VAC's investments in all Utilicom related entities approximate $34 million, of which approximately $2 million has been invested directly in the Indianapolis and Dayton ventures.

Environmental Matters

Clean Air Act
NOx SIP Call Matter. On October 27, 1998, the United States Environmental Protection Agency (USEPA) issued a final rule "Finding of Significant Contribution and Rulemaking for Certain States in the Ozone Transport Assessment Group Region for Purposes of Reducing Regional Transport of Ozone," (63 Fed. Reg. 57355) that required uniform nitrogen oxide (NOx) emissions reductions of 85% by utilities and other large sources in certain Midwestern states and the District of Columbia. These emission levels are below those already imposed by Phase I and Phase II of the Clean Air Act Amendments of 1990 (the Act).

In their state implementation plans (SIPs), the USEPA encouraged states to target utility coal-fired boilers for the majority of the reductions required, especially NOx emissions. Northeastern states have claimed that ozone transport from Midwestern states (including Indiana) is the primary reason for their ozone concentration problems. Although this premise is challenged by others based on various air quality modeling studies, including studies commissioned by the USEPA, the USEPA intends to incorporate a regional control strategy to reduce ozone transport.

The NOx emissions budget for Indiana stipulated in the USEPA's final ruling requires a 31% reduction in total NOx emissions from Indiana. Indiana's implementation plan requires SIGECO to lower its system-wide NOx emissions to
 .14/mmbtu. Based on the level of system-wide emissions reductions required and the control technology utilized to achieve the reductions, the estimated construction cost of the control equipment could reach $160 million and is expected to be expended during the 2001-2004 period. Related additional annual operation and maintenance expenses could be an estimated $8 million to $10 million. The deadline for the company's compliance is May 31, 2004 (the compliance date).

In April 2001, Vectren initiated steps toward compliance with the revised regulations. These steps include upgrading Culley Generating Station Unit 3, Warrick Generating Station Unit 4, and A.B. Brown Generating Station Unit 2 with a selective catalytic reduction (SCR) systems. SCR systems reduce flue gas NOx emissions to atmospheric nitrogen and water using ammonia in chemical reaction. This technology is known to be the most effective method of reducing NOx emissions where high removal efficiencies are required. The company expects the Culley, Warrick and A.B. Brown SCR systems to be operational by the compliance date. Modifications to these stations are expected to reduce the company's overall NOx emissions to levels compliant with Indiana's NOx emissions budget allotted by the USEPA. No accrual has been recorded by the company related to the NOx SIP Call matter. The rules governing NOx emissions are to be applied prospectively.

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

The lawsuit seeks fines against SIGECO in the amount of $27,500 per day per violation. The lawsuit does not specify the number of days or violations the USEPA believes occurred. The lawsuit also seeks a court order requiring SIGECO to install the best available emissions technology at the Culley Generating Station. If the USEPA is successful in obtaining an order, SIGECO estimates that it would incur capital costs of approximately $40 million to $50 million to comply with the order. As a result of the NOx SIP call issue, the majority of the $40 million to $50 million for best available emissions technology at Culley Generating Station is included in the $160 million expenditure previously discussed.

The USEPA has also issued an administrative notice of violation to SIGECO making the same allegations, but alleging that violations began in 1977.

While it is possible that SIGECO could be subjected to criminal penalties if the Culley Generating Station continues to operate without complying with the new source performance standards and the allegations are determined by a court to be valid, SIGECO believes such penalties are unlikely as the USEPA and the electric utility industry have a bonafide dispute over the proper interpretation of the Act. Accordingly, no accrual has been recorded by the company, and SIGECO anticipates at this time that the plant will continue to operate while the matter is being decided.

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

Indiana Gas has identified the existence, location and certain general characteristics of 26 gas manufacturing and storage sites for which it may have some remedial responsibility. Indiana Gas has completed a remedial investigation/feasibility study (RI/FS) at one of the sites under an agreed order between Indiana Gas and the Indiana Department of Environmental Management
(IDEM), and a Record of Decision was issued by the IDEM in January 2000. Although Indiana Gas has not begun an RI/FS at additional sites, Indiana Gas has submitted several of the sites to the IDEM's Voluntary Remediation Program and is currently conducting some level of remedial activities including groundwater monitoring at certain sites where deemed appropriate and will continue remedial activities at the sites as appropriate and necessary.

In conjunction with data compiled by expert consultants, Indiana Gas has accrued the estimated costs for further investigation, remediation, groundwater monitoring and related costs for the sites. While the total costs that may be incurred in connection with addressing these sites cannot be determined at this time, Indiana Gas has accrued costs that it reasonably expects to incur totaling approximately $20.3 million.

The estimated accrued costs are limited to Indiana Gas' proportionate share of the remediation efforts. Indiana Gas has arrangements in place for 19 of the 26 sites with other potentially responsible parties (PRP), which serve to limit Indiana Gas' share of response costs at these 19 sites to between 20 and 50 percent.

With respect to insurance coverage, as of June 30, 2001, Indiana Gas has received and recorded settlements from all known insurance carriers in an aggregate amount approximating its $20.3 million accrual.

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

Rate and Regulatory Matters

Gas Cost Proceedings
Commodity prices for natural gas purchases have increased significantly, primarily due to a colder winter, increased demand and tighter supplies. Subject to compliance with applicable state laws, Vectren's utility subsidiaries are allowed full recovery of such changes in purchased gas costs from their retail customers through commission-approved gas cost adjustment (GCA) mechanisms, and margin on gas sales should not be impacted. However, in 2001, Vectren 's utility subsidiaries have experienced and may continue to experience higher working capital requirements, increased expenses including unrecoverable interest costs, uncollectibles and unaccounted for gas, and some level of price sensitive reduction in volumes sold.

On October 11, 2000, Indiana Gas filed for approval of its regular quarterly GCA. In early December, the Indiana Utility Regulatory Commission (IURC) issued an interim order approving the request by Indiana Gas for a GCA factor for December 2000. On January 4, 2001, the IURC approved the January and February 2001 GCA as filed. The order also addressed the claim by the Indiana Office of Utility Consumer Counselor (OUCC) that a portion of the requested GCA be disallowed because Indiana Gas should have entered into additional commitments for this winter's gas supply in late 1999 and early 2000. In procuring gas supply for winter, Indiana Gas followed the gas procurement practices that it had employed over the last several years. In response to the claim by the OUCC the IURC found that there should be a $3.8 million disallowance related to gas procurement for the winter season. As a result, Indiana Gas recognized a pre-tax charge of $3.8 million in December 2000. Both Indiana Gas and the OUCC appealed the ruling. The Citizens Action Coalition of Indiana, Inc. (CAC), a not for profit consumer advocate, also filed with the IURC a petition to intervene and a notice of appeal of the order.

In March 2001, Indiana Gas and SIGECO reached agreement with the OUCC and CAC regarding the matters raised by the IURC Order. As part of the agreement, among other things, the companies agreed to contribute an additional $1.9 million to the state of Indiana's Low Income Heating Assistance Program in 2001 and to credit $3.3 million of the $3.8 million disallowed amount to Indiana Gas customers' April 2001 utility bills in exchange for both the OUCC and the CAC dropping their appeals of the IURC Order. In April 2001, the IURC issued an order approving the settlement. The contributions to Indiana's Low Income Heating Assistance Program totaling $1.9 million were made in 2001 and were charged to other operating expense. There was no impact to 2000 operations as a result of this contribution.

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

ProLiance Energy, LLC

ProLiance, a 50 % owned, non-regulated, energy marketing affiliate of Vectren, began providing natural gas and related services to Indiana Gas, Citizens Gas and Coke Utility (Citizens Gas) and others effective April 1, 1996. The sale of gas and provision of other services to Indiana Gas by ProLiance is subject to regulatory review through the quarterly GCA process administered by the IURC.

On September 12, 1997, the IURC issued a decision finding the gas supply and portfolio administration agreements between ProLiance and Indiana Gas and ProLiance and Citizens Gas to be consistent with the public interest and that ProLiance is not subject to regulation by the IURC as a public utility. The IURC's decision reflected the significant gas cost savings to customers obtained through ProLiance's services and suggested that all material provisions of the agreements between ProLiance and the utilities are reasonable. Nevertheless, with respect to the pricing of gas commodity purchased from ProLiance, the pricing of fees paid by ProLiance to the utilities for the prospect of using pipeline entitlements if and when they are not required to serve the utilities' firm customers, and the pricing of fees paid by the utilities to ProLiance for portfolio administration services, the IURC concluded that additional review in the GCA process would be appropriate and directed that these matters be considered further in the pending, consolidated GCA proceeding involving Indiana Gas and Citizens Gas.

As a result of an appeal of the IURC's order,on September 22, 2000, the Indiana Supreme Court issued a decision affirming the IURC's decision with respect to Indiana Gas' and Citizens Gas' agreements with ProLiance in all respects.

The IURC has recently commenced the processing of the further GCA proceeding regarding the three pricing issues by conducting a prehearing conference. Discovery is ongoing in this proceeding at the current time. Until the three pricing issues reserved by the IURC are resolved, Vectren will continue to reserve a portion of its share of ProLiance earnings.

In August 1998, Indiana Gas, Citizens Gas and ProLiance each received a Civil Investigative Demand (CID) from the United States Department of Justice requesting information relating to Indiana Gas' and Citizens Gas' relationship with and the activities of ProLiance. The Department of Justice issued the CID to gather information regarding ProLiance's formation and operations, and to determine if trade or commerce has been restrained. Indiana Gas has provided all information requested and management believes there are no significant issues in this matter.

Indiana Gas continues to record gas costs in accordance with the terms of the ProLiance contract, and Vectren continues to record its proportional share of ProLiance's earnings. Pre-tax income of $4.0 million and $1.5 million was recognized as ProLiance's contribution to earnings for the three months ended June 30, 2001 and 2000, respectively. Pre-tax income of $9.6 million and $4.8 million was recognized as ProLiance's contribution to earnings for the six months ended June 30, 2001 and 2000, respectively. Earnings recognized from ProLiance are included in equity in earnings of unconsolidated investments on the Condensed Consolidated Statements of Operations. At June 30, 2001 and December 31, 2000, Vectren has reserved approximately $3.1 million and $2.4 million, respectively, of ProLiance's earnings after tax pending resolution of the remaining issues. The reserve represents 10% of ProLiance's pretax earnings and serves as management's best estimate of potential exposure arising from the three pricing issues.

Impact of Recently Issued Accounting Guidance

The FASB issued two new statements of financial accounting standards in July 2001: SFAS No. 141, "Business Combinations" (SFAS 141), and SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). These interrelated standards change the accounting for business combinations and goodwill in two significant ways:

         SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited. This change does not affect the pooling-of-interest transaction forming Vectren.

         SFAS 142 changes the accounting for goodwill from an amortization approach to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, such as the company's acquisition of the Ohio operations, will cease upon adoption of the statement. Goodwill is to be tested for impairment at a reporting unit level at least annually.

SFAS 142 also requires the initial impairment review of all goodwill and other intangible assets within six months of the adoption date, which is January 1, 2002 for Vectren. The impairment review consists of a comparison of the fair value of a reporting unit to its carrying amount. If the fair value of a reporting unit is less than its carrying amount, an impairment loss would be recognized. Results of the initial impairment review are to be treated as a change in accounting principle in accordance with APB Opinion No. 20 "Accounting Changes." An impairment loss recognized as a result of an impairment test occurring after the initial impairment review is to be reported as a part of operations.

SFAS 142 also changes certain aspects of accounting for intangible assets; however, the company does not have any significant intangible assets.

The adoption of SFAS 141 will not materially impact operations. As required by SFAS 142, amortization of goodwill relating to the acquisition of the Ohio operations, which approximates $5.0 million per year, will cease on January 1, 2002. The company has not determined the potential impact of initial impairment reviews to be performed within six months of adoption of SFAS 142.

Also in July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to then its present value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. Vectren is currently evaluating the impact that SFAS 143 will have on its operations.

                           Forward-Looking Information

A "safe harbor" for forwarding-looking statements is provided by the Private Securities Litigation Reform Act of 1995 (Reform Act of 1995). The Reform Act of 1995 was adopted to encourage such forward-looking statements without the threat of litigation, provided those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause the actual results to differ materially from those projected in the statement. Certain matters described in Management's Discussion and Analysis of Results of Operations and Financial Condition, including, but not limited to Vectren's realization of net merger savings and ProLiance, are forward-looking statements. Such statements are based on management's beliefs, as well as assumptions made by and information currently available to management. When used in this filing, the words "believe," "anticipate," "endeavor," "estimate," "expect," "objective," "projection," "forecast," "goal," and similar expressions are intended to identify forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause Vectren and its subsidiaries' actual results to differ materially from those contemplated in any forward-looking statements included, among others, the following:

     |X| Factors affecting utility operations such as unusual weather conditions; catastrophic weather-related damage; unusual maintenance or repairs; unanticipated changes to fossil fuel costs; unanticipated changes to gas supply costs, or availability due to higher demand, shortages, transportation problems or other developments; environmental or pipeline incidents; transmission or distribution incidents; unanticipated changes to electric energy supply costs, or availability due to demand, shortages, transmission problems or other developments; or electric transmission or gas pipeline system constraints.

|X| Increased competition in the energy environment including effects of industry restructuring and unbundling.

     |X| Regulatory factors such as unanticipated changes in rate-setting policies or procedures, recovery of investments and costs made under traditional regulation, and the frequency and timing of rate increases.

     |X| Financial or regulatory accounting principles or policies imposed by the Financial Accounting Standards Board, the Securities and Exchange Commission, the Federal Energy Regulatory Commission, state public utility commissions, state entities which regulate natural gas transmission, gathering and processing, and similar entities with regulatory oversight.

     |X| Economic conditions including inflation rates and monetary fluctuations.

     |X| Changing market conditions and a variety of other factors associated with physical energy and financial trading activities including, but not limited to, price, basis, credit, liquidity, volatility, capacity, interest rate, and warranty risks.

     |X| Availability or cost of capital, resulting from changes in Vectren Corporation and its subsidiaries, interest rates, and securities ratings or market perceptions of the utility industry and energy-related industries.

     |X| Employee workforce factors including changes in key executives, collective bargaining agreements with union employees, or work stoppages.

     |X| Legal and regulatory delays and other obstacles associated with mergers, acquisitions, and investments in joint ventures.

     |X| Costs and other effects of legal and administrative proceedings, settlements, investigations, claims, and other matters, including, but not limited to, those described in Management's Discussion and Analysis of Results of Operations and Financial Condition.

     |X| Changes in federal, state or local legislature requirements, such as changes in tax laws or rates, environmental laws and regulations.

Vectren and its subsidiaries undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of changes in actual results, changes in assumptions, or other factors affecting such statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Vectren is exposed to market risks associated with commodity prices, interest rates, and counterparty credit. These financial exposures are monitored and managed by the company as an integral part of its overall risk management program.

Commodity Price Risk. Vectren's regulated operations have limited exposure to commodity price risk for purchases and sales of natural gas and electric energy for its retail customers due to current Indiana and Ohio regulations, which subject to compliance with applicable state regulations, allow for recovery of such purchases through natural gas and fuel cost adjustment mechanisms.
(See Note 13 Rate and Regulatory Matters.)

Vectren does engage in limited, wholesale power marketing and natural gas marketing activities that may expose the company to commodity price risk associated with fluctuating electric power and natural gas commodity prices.

Vectren's non-regulated wholesale power marketing activities manage the utilization of its available electric generating capacity. Vectren's wholesale natural gas marketing activities purchase and sell natural gas to meet customer demands. Both operations enter into forward contracts that commit the company to purchase and sell commodities in the future.

Commodity price risk results from forward sales contracts that commit Vectren to deliver either electric power or natural gas on specified future dates. Power marketing uses planned unutilized generation capability and forward purchase contracts to protect certain sales transactions from unanticipated fluctuations in the price of electric power, and periodically, will use derivative financial instruments to protect its interests from unplanned outages and shifts in demand. Additionally, gas marketing uses natural gas stored inventory and forward purchase contracts to protect certain sales transactions from unanticipated fluctuations in the price of natural gas.

Open positions in terms of price, volume and specified delivery points may occur to a limited extent and are managed using methods described above and frequent management reporting.

Market risk is measured by management as the potential impact of pre tax earnings resulting from a 10% adverse change in the forward price of electricity and natural gas on market sensitive financial instruments (all contracts not expected to be settled by physical receipt or delivery). For the three and six months ended June 30, 2001, a 10% adverse change in the forward prices of electricity and natural gas on market sensitive financial instruments would have decreased pre tax earnings by approximately $0.6 million and $1.4 million, respectively.

Commodity Price Risk from Equity Investment. ProLiance Energy, LLC (ProLiance), a 50 % owned, non-regulated, energy marketing affiliate of Vectren , engages in energy hedging activities to manage pricing decisions, minimize the risk of price volatility, and minimize price risk exposure in the energy markets. ProLiance's market exposure arises from storage inventory, imbalances and fixed-price forward purchase and sale contracts, which are entered into to support ProLiance's operating activities. Currently, ProLiance buys and sells physical commodities and utilizes financial instruments to hedge its market exposure. However, net open positions in terms of price, volume and specified delivery point do occur. ProLiance manages open positions with policies which limit its exposure to market risk and require reporting potential financial exposure to its management and its members. As a result of ProLiance's risk management policies, management believes that ProLiance's exposure to market risk will not result in material earnings or cash flow loss to the company.

Interest Rate Risk. The company is exposed to interest rate risk associated with its short-term borrowings and adjustable rate long term debt. Its risk management program seeks to reduce the potentially adverse effects that market volatility may have on operations.

Under normal circumstances, the company tries to limit the amount of short-term debt and adjustable rate long-term debt outstanding to a maximum of 25% of total debt. However, there are times when this targeted level of interest rate exposure may be exceeded. To manage this exposure, the company may periodically use derivative financial instruments to reduce earnings fluctuations caused by interest rate volatility.

At June 30, 2001, Vectren's short-term debt, represented 47% of the company's total debt portfolio, due primarily to financing the approximate $465 million acquisition of the Ohio operations initially with short-term debt and the increased working capital requirements resulting from higher gas costs. The short-term debt utilized for the Ohio operations acquisition is being replaced over time with permanent financing (see Liquidity and Capital Resources).

Market risk is estimated as the potential impact resulting from fluctuations in interest rates on short-term borrowings, including bank notes, lines of credit and commercial paper. At June 30, 2001 and December 31, 2000, the combined borrowings under these facilities totaled $612.5 million and $759.9 million, respectively. Based upon average borrowing rates under these facilities during the three months ended June 30, 2001 and 2000, an increase of 100 basis points (1 %) in the rates would have increased interest expense by $1.5 million and $0.5 million, respectively. For the six months ended June 30, 2001 and 2000, an increase of 100 basis points in rates would have increased interest expense by $3.2 million and $1.0 million, respectively. Approximately $0.4 million of the three month ended June 30, 2001 decrease and $0.8 million of the six months ended June 30, 2001 decrease would be offset by changes in the company's interest rate swap.

Other Risks. By using forward purchase contracts and derivative financial instruments to manage risk, the company exposes itself to counterparty credit risk and market risk. The company manages this exposure to counterparty credit risk by entering into contracts with financially sound companies that can be expected to fully perform under the terms of the contract. The company attempts to manage exposure to market risk associated with commodity contracts and interest rates by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

                  VECTREN CORPORATION AND SUBSIDIARY COMPANIES

                              PART II. OTHER ITEMS

ITEM 1.  LEGAL PROCEEDINGS

Vectren is party to various legal proceedings arising in the normal course of business. In the opinion of management, with the exception litigation matters related to the Culley Generating Station Investigation Matter (See Note 12) and ProLiance Energy, LLC (See Note 14), there are no legal proceedings pending against Vectren that are likely to have a material adverse effect on the financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

Vectren's Annual Meeting of Stockholders was held on April 25, 2001.

At said Annual Meeting, the stockholders voted on the following two proposals:

1) To elect four directors of the Company to serve for a term of three years or until their successors are duly qualified and elected;

     a)   The stock holders elected the Directors by the following votes

              Director             Votes For    Votes Against    Abstentions
         --------------------     -----------   --------------   -----------
         John D. Engelbrecht      59,244,130           0           762,677
         William G. Mays          59,208,652           0           798,155
         J. Timothy McGinley      59,230,963           0           775,844
         Richard P. Rechter       59,265,101           0           741,706

     b) The terms of office of John M. Dunn, Niel C. Ellerbrook, Lawrence A. Ferger, Anton H. George, Andrew E. Goebel , Robert L. Koch II, Donald
          A. Rausch, Ronald G. Reherman, James C. Shook, Richard W. Shymanski, and Jean L. Wojtowicz will expire in 2002 or 2003

2)   To approve the Company's At-Risk Compensation Plan (the Plan);

     The stockholders approved the Plan by the following votes:

           Votes For     Votes Against    Abstentions     Broker Non-Votes
         -------------   --------------   -----------     ----------------
           40,694,393      5,238,171       1,450,962         12,623,281

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

EX - 10.01     Vectren Corporation At Risk Compensation Plan. (Filed and
               designated in Schedule 14A Definitive Proxy Statement on March
               16, 2001, File 1-15467, in Appendix B)


Reports on Form 8-K

On April 2, 2001 Vectren Corporation (Vectren) filed a Current Report on Form 8-K with respect to the creation of a common name for Vectren's regulated distribution businesses in the state of Indiana. Indiana Gas Company, Inc. (Indiana Gas) and Southern Indiana Gas and Electric Company (SIGECO) will begin doing business as Vectren Energy Delivery of Indiana effective April 1, 2001. Vectren's power generation and wholesale power marketing functions will transact business under the name Vectren Power Supply.
         Item 5. Other Matters
         Item 7. Exhibits
                   99.1 - Press release, dated March 30, 2001
                   99.2 - Forward Looking Statements

On April 26, 2001, Vectren Corporation filed a Current Report on Form 8-K with respect to the release of financial information to the investment community regarding the company's results of operations, financial position and cash flows for the three and twelve month periods ended March 31, 2001. The financial information was released to the public through this filing.
         Item 5.  Other Events
         Item 7.  Exhibits
                   99.1 - Press Release - First Quarter 2001 Vectren Earnings
                   99.2 - Cautionary Statement for Purposes of the "Safe
                          Harbor" Provisions of the Private Securities
                           Litigation Reform Act of 1995

On May 22, 2001, Vectren Corporation filed a Current Report on Form 8-K with respect to a corrected Consent of Independent Public Accountants of Arthur Andersen LLP dated May 17, 2001. This Consent should replace the Arthur Andersen LLP Consent of Independent Public Accountants previously filed with the Registration Statement on May 18, 2001 (Form S-8, File No. 333-61252), which contained an error.
         Item 5.  Other Events
         Item 7. Financial Statements and Exhibits
                   Exhibit 23 - Consent of Independent Public Accountants of
                     Arthur Andersen LLP dated May 17, 2001

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                VECTREN CORPORATION
                                                Registrant




        August 14, 2001                         /s/Jerome A. Benkert, Jr.
                                                -------------------------
                                                Jerome A. Benkert, Jr.
                                                Executive Vice President and
                                                Chief Financial Officer




                                                /s/M. Susan Hardwick
                                                ----------------------------
                                                M. Susan Hardwick
                                                Vice President and Controller