Form 10-K/A
period 2000-12-31
VECTREN CORP
filed 2001-08-29
CIK 1096385

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-K/A
                                 Amendment No. 1


                 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                                      - -
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                                      ----
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to

  Commission     Registrant, State of Incorporation;       IRS Employer
  File Number       Address and Telephone Number         Identification No.
  -----------    ----------------------------------      ------------------

   1-15467               Vectren Corporation                 35-2086905
                       (An Indiana Corporation)
                        20 N. W. Fourth Street
                    Evansville, Indiana 47741-0001
                           (812) 491-4000

Securities registered pursuant to Section 12(b) of the Act:
                                                      Name of each exchange
   Registrant              Title of each class         on which registered
--------------------    -------------------------     -----------------------
Vectren Corporation     Common- Without Par Value     New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

                                      None
      -------------------------------------------------------------------

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

Indicate the number shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Common Stock- Without Par Value     67,712,468          March 21, 2001
-------------------------------  ----------------       --------------
           Class                 Number of shares             Date

                       Documents Incorporated by Reference

Information in the company's Current Report on Form 8-K which was filed with the Securities and Exchange Commission on March 29, 2001, regarding gas cost adjustment proceedings is incorporated by reference in Item 7 of this Form 10-K/A.

                                Table of Contents
Item                                                                      Page
Number                                                                   Number
  7   Management's Discussion and Analysis
        of Financial Condition and Results of Operations.................   2
  8   Financial Statements and Supplementary Data........................   21
 14   Exhibits, Financial Statement Schedules and Reports on Form 8-K....   57
      Signatures.........................................................   60

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

  Acquisition of Gas Distribution Assets of The Dayton Power and Light Company

On December 15, 1999, Indiana Energy, now Vectren, announced that the board of directors had approved a definitive agreement under which it would acquire the natural gas distribution assets of The Dayton Power and Light Company, which would add 310,000 gas distribution customers in 16 counties in west central Ohio. On October 31, 2000, Vectren completed the approximate $465 million acquisition. Vectren acquired the natural gas distribution assets as a tenancy in common through two wholly owned subsidiaries. Vectren Energy Delivery of Ohio, Inc. (VEDO) holds a 53 percent undivided ownership interest in the assets and Indiana Gas holds a 47 percent undivided ownership interest in the assets. VEDO is the operator of the assets, operations of which are herein referred to as "the Ohio operations." VUHI established a $435 million commercial paper program to fund the majority of the acquisition. This facility was utilized at October 31, 2000, and will be replaced over time with permanent financing. VEDO's portion of the acquisition was funded with short-term borrowings from VUHI. Indiana Gas' portion of the acquisition was funded with a combination of short-term borrowings from VUHI and its commercial paper program.

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

As part of the agreement, among other things, the company agreed to contribute additional funds to the state of Indiana's Low Income Heating Assistance Program in 2001 and to credit $3.3 million of the $3.8 million disallowed amount to Indiana Gas customers' April 2001 utility bills in exchange for both the OUCC and the CAC dropping their appeals of the IURC Order. The contributions to Indiana's Low Income Heating Assistance Program totaling $1.9 million were made in 2001 and were charged to operations and maintenance expense. There was no impact to 2000 operations as a result of this contribution.

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

(In millions, except per share amounts)             2000     1999     1998
                                                 -------   ------   ------
Net income, as reported                          $  72.0   $ 90.7   $ 86.6
Merger and integration costs, net of tax            36.8        -        -
                                                 -------   ------   ------
Net income before merger and integration costs   $ 108.8   $ 90.7   $ 86.6
    Attributable to:
        Regulated                                $  84.0   $ 75.4   $ 69.3
        Non-regulated                            $  24.8   $ 15.3   $ 17.3

Basic earnings per share, as reported            $  1.18  $  1.48   $ 1.41
Merger and integration costs                        0.60        -        -
                                                 -------  -------   ------
Basic earnings per share before merger and
    integration costs                            $  1.78  $  1.48   $ 1.41

    Attributable to:
        Regulated                                $  1.37  $  1.23   $ 1.13
        Non-regulated                            $  0.41  $  0.25   $ 0.28


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

Merger and Integration Costs

Merger and integration costs incurred for the year ended December 31, 2000 totaled $41.1 million, including $1.8 million related to the integration of the Ohio operations Vectren expects to realize net merger savings of nearly $200 million over the next ten years from the elimination of duplicate corporate and administrative programs and greater efficiencies in operations, business processes and purchasing. The continued merger integration activities, which will contribute to the merger savings, will be substantially completed in 2001.

Of the $41.1 million of merger and integration costs incurred in 2000, accruals were established at March 31, 2000 totaling $20.7 million. Of this amount, $5.5 million related to employee and executive severance costs, $13.1 million related to transaction costs and regulatory filing fees, and the remaining $2.1 million related to employee relocations that occurred prior to or coincident with the merger closing. At December 31, 2000, the accrual remaining for such costs totaled $1.8 million, all related to severance costs. Of the $41.1 million, the remaining $20.4 million was expensed throughout the remainder of the year as expenses were incurred. Such expenses included $6.0 million related to sign changes at all company facilities to display the Vectren name, changes to all fleet vehicles to reflect the new corporate name and logo, and changes to company stationery. An additional $13.9 million was incurred over the course of the year for accounting fees resulting from merger related filing requirements, consulting fees related to integration activities such as organization structure, employee travel between company locations as part of integration activities, internal labor of employees assigned to integration teams, investor relations, communications activities, and certain benefit costs. In addition, $0.5 million was recorded related to severance costs associated with the integration of the Ohio operations.

During the merger planning process, approximately 135 positions were identified for elimination. As of December 31, 2000, approximately 70 positions had been vacated, with the remaining 65 positions to be eliminated in 2001

The integration activities experienced by the company included such things as information system consolidation, process review and definition, organization design and consolidation, and knowledge sharing.

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

Other Income

Equity in earnings of unconsolidated investments increased $2.4 million for the year ended December 31, 2000, compared to the prior year. The increase in 2000 is due primarily to a $7.0 million pre-tax net gain related to the restructuring of Communications' investment in SIGECOM. The increase was partially offset by lower pre-tax earnings recognized from ProLiance Energy Services, LLC (ProLiance), Energy Services' energy marketing joint venture, and lower other investment earnings.

Equity in earnings of unconsolidated investments decreased $3.2 million for 1999, compared to 1998. The decrease in 1999 reflected lower pre-tax earnings recognized from ProLiance.

Other-net increased $11.6 million for the year ended December 31, 2000, compared to the prior year due primarily to increased interest income mainly from Vectren's investments in structured finance and investment transactions, including leveraged leases and increased capitalized interest on utility construction expenditures.

Other-net increased 1.5 million for the year ended December 31, 1999, compared to the prior year due primarily to increased leveraged lease income, partially offset by less sales of emission allowance credits.

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

Additional Investment with Utilicom Networks

Vectren Advanced Communications (VAC), a wholly owned non-regulated subsidiary, was formed to hold Vectren's investments in Utilicom Networks, LLC (Utilicom ) and related entities. Utilicom Networks is a provider of bundled communications services through high capacity broadband networks, including high speed internet service, cable television and telephone service. VAC has a 14 percent interest in Class A units of Utilicom, which is accounted for using the equity method of accounting.

In January 2000, VAC completed the restructuring of its investment in SIGECOM, LLC (SIGECOM), which is a venture between VAC and Utilicom which provides communications services to the greater Evansville, Indiana area. On January 28, 2000, affiliates of The Blackstone Group, a private equity fund, invested in Class B units of Utilicom. In connection with the Blackstone Group investment, VAC exchanged its 49 percent preferred equity interest in SIGECOM for $16.5 million of convertible subordinated debt of Utilicom and a 14 percent indirect common equity interest in SIGECOM, which was valued at $6.5 million The debt is convertible into Class A units of Utilicom at the option of VAC or upon the event of a public offering of stock by Utilicom. The carrying value of VAC's 49% preferred equity interest was $15 million prior to the exchange. The consideration received by VAC in the exchange was valued based upon an investment bank analysis of the fair value of SIGECOM at the transaction date. The investment restructuring resulted in a pre-tax gain of $8 million, which is classified in equity in earnings in unconsolidated investments in the accompanying Consolidated Statements of Income. For the year ended December 31, 2000, Vectren also recognized losses of $1 million to reflect its share of Utilicom and SIGECOM's operating results. At December 31, 2000, VAC's equity investment in SIGECOM-related entities was $8.2 million.

In December 2000, VAC invested an additional $8.1 million with Utilicom in the form of convertible subordinated debt as part of Utilicom's plans to raise $600 million in capital to establish operating ventures in Indianapolis, Indiana and Dayton, Ohio and to recapitalize the SIGECOM venture. Vectren is committed to invest up to $100 million, inclusive of the $8.1 million already invested, in the form of convertible subordinated debt, subject to Utilicom obtaining all required funding. The debt is convertible into common equity interests in the Indianapolis and Dayton ventures at the option of VAC or upon the event of a public offering of stock by Utilicom. At December 31, 2000, VAC's investment in convertible debt totals approximately $25 million and, upon conversion, VAC would have up to a 31 percent interest in the Indianapolis and Dayton ventures and up to a 10 percent interest in Utilicom, assuming completion of all required funding.

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

The proposed NOx emissions budget for Indiana stipulated in the USEPA's final ruling requires a 36 percent reduction in total NOx emissions from Indiana. The ruling, pending finalization of state rule making, could require SIGECO to lower its system-wide emissions by approximately 70 percent. Depending on the level of system-wide emissions reductions ultimately required, and the control technology utilized to achieve the reductions, the estimated construction costs of the control equipment could reach $160 million, which are expected to be expended during the 2001-2004 period, and related additional operation and maintenance expenses could be an estimated $8 million to $10 million, annually. No accrual has been recorded by the company related to the NOx SIP Call matter. The rules governing NOx emissions, once finalized, are to be applied prospectively.

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

On December 14, 2000, the USEPA released a statement announcing that reductions of mercury emissions from coal-fired plants will be required in the near future. The USEPA has indicated they will propose regulations by December 2003 and will begin developing those regulations shortly. Industry, the public, and state, local and tribal governments will have an opportunity to participate in the process. The USEPA will then issue final regulations by December 2004. Because rules governing mercury emissions are under development, the determination of exposure, if any, is impossible as there are no standards or rules by which compliance (or lack thereof) can be measured. Accordingly, no accrual has been recorded by the company related to the mercury emissions matter.


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

On November 3, 1999, the USEPA filed a lawsuit against seven utilities, including SIGECO. The USEPA alleges that, beginning in 1992, SIGECO violated the Act by: (i) making modifications to its Culley Generating Station in Yankeetown, Indiana without obtaining required permits; (ii) making major modifications to the Culley Generating Station without installing the best available emission control technology; and (iii) failing to notify the USEPA of the modifications. In addition, the lawsuit alleges that the modifications to the Culley Generating Station required SIGECO to begin to comply with federal new source performance standards.

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

The estimated accrued costs are limited to Indiana Gas' proportionate share of the remediation efforts. Indiana Gas has arrangements in place for 19 of the 26 sites with other potentially responsible parties, which serve to limit Indiana Gas' share of response costs at these 19 sites to between 20 and 50 percent.

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


In millions                            2001      2002      2003      2004      2005   Total
                                    -------   -------   -------   -------   -------   ------
Capital expenditures
     Utility (1) (2) (3)            $ 160.3   $ 143.3   $ 143.1   $ 122.8   $ 135.5   $705.0
     Non-regulated (4)                 66.0      23.4      27.1      11.0       7.6    135.1
                                    -------   -------   -------   -------   -------   ------
       Total capital expenditures     226.3     166.7     170.2     133.8     143.1    840.1
                                    -------   -------   -------   -------   -------   ------

Non-regulated investments           $  83.5   $  39.2   $  33.3   $  17.9   $  11.0   $184.9

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

                           Forward-Looking Information

A "safe harbor" for forward-looking statements is provided by the Private Securities Litigation Reform Act of 1995 (Reform Act of 1995). The Reform Act of 1995 was adopted to encourage such forward-looking statements without the threat of litigation, provided those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause the actual results to differ materially from those projected in the statement. Certain matters described in Management's Discussion and Analysis of Results of Operations and Financial Condition, including, but not limited to Vectren's realization of net merger savings and ProLiance, are forward-looking statements. Such statements are based on management's beliefs, as well as assumptions made by and information currently available to management. When used in this filing, the words "believe," "anticipate," "endeavor," "estimate," "expect," "objective," "projection," "forecast," "goal," and similar expressions are intended to identify forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause Vectren and its subsidiaries' actual results to differ materially from those contemplated in any forward-looking statements included, among others, the following:

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

ITEM 8.  Financial Statements and Supplementary Data


                 VECTREN CORPORATION AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                             As of December 31,
                                                          ------------------------
                                                                2000          1999
                                                          ----------   -----------
              ASSETS
Current Assets:
     Cash and cash equivalents                            $   15,170   $   17,351
     Temporary investments                                         -          903
     Accounts receivable, less reserves of $5,716
        and $3,949, respectively                             295,351      123,612
     Accrued unbilled revenues                               143,365       55,370
     Inventories                                              95,245       58,863
     Prepaid gas delivery service                             34,849       20,937
     Recoverable fuel and natural gas costs                   96,084        5,585
     Prepayments and other current assets                     20,998       23,091
                                                          ----------   ----------
          Total current assets                               701,062      305,712
                                                          ----------   ----------

Utility Plant:
     Original cost                                         2,788,794    2,367,831
     Less:  accumulated depreciation and amortization      1,233,033    1,031,498
                                                          ----------   ----------
          Net utility plant                                1,555,761    1,336,333
                                                          ----------   ----------

Other Investments:
     Investments in leveraged leases                          93,145       85,737
     Investments in partnerships and other corporations      108,645       74,644
     Notes receivable                                         64,276       32,271
     Other                                                     1,057          996
                                                          ----------   ----------
          Total other investments                            267,123      193,648
                                                          ----------   ----------

Nonutility property, net of accumulated depreciation         103,477       64,474

Other Assets:
     Deferred charges, net                                    31,094       31,672
     Goodwill, net                                           197,977            -
     Regulatory assets                                        52,246       47,593
     Other                                                       447        1,035
                                                          ----------   ----------
          Total other assets                                 281,764       80,300
                                                          ----------   ----------

TOTAL ASSETS                                              $2,909,187   $1,980,467
                                                          ==========   ==========


     The accompanying notes are an integral part of these consolidated financial statements.

                  VECTREN CORPORATION AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                           As of December 31,
                                                                      -------------------------
                                                                           2000          1999
                                                                      -----------   -----------
         LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Current maturities of adjustable rate bonds subject to tender    $    53,700   $    53,700
     Current maturities of long-term debt and other obligations               249           776
     Short-term borrowings                                                759,908       207,638
     Accounts payable                                                     201,481        66,541
     Accounts payable to affiliated companies                             102,540        29,286
     Refunds to customers and customer deposits                            22,922        27,396
     Accrued taxes                                                            556        26,602
     Accrued interest                                                      10,272        12,097
     Other current liabilities                                             70,750        49,467
                                                                      -----------   -----------
          Total current liabilities                                     1,222,378       473,503
                                                                      -----------   -----------
Deferred Credits and Other Liabilities:
     Deferred income taxes                                                229,911       215,520
     Accrued postretirement benefits other than pensions                   45,883        40,942
     Unamortized investment tax credit                                     23,165        25,524
     Other                                                                  5,826         8,297
                                                                      -----------   -----------
          Total deferred credits and other liabilities                    304,785       290,283
                                                                      -----------   -----------

Commitments and Contingencies (Notes 6, 7, 15, 17, 18 and 19)

Minority Interest in Subsidiary                                             1,421           916

Long-term debt and other obligations, net of current maturities           631,954       486,726
Preferred stock of subsidiary:
   Redeemable                                                               8,076         8,192
   Nonredeemable                                                            8,889        11,090
                                                                      -----------   -----------
               Total preferred stock                                       16,965        19,282
                                                                      -----------   -----------

    Common stock (no par value) - issued and outstanding 61,419
      and 61,305, respectively                                            217,720       215,917
    Retained earnings                                                     506,462       493,918
    Accumulated other comprehensive income                                  7,502           (78)
                                                                      -----------   -----------
          Total common shareholders' equity                               731,684       709,757
                                                                      -----------   -----------
               Total capitalization                                     1,380,603     1,215,765
                                                                      -----------   -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $ 2,909,187   $ 1,980,467
                                                                      ===========   ===========


     The accompanying notes are an integral part of these consolidated financial statements.

                  VECTREN CORPORATION AND SUBSIDIARY COMPANIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)

                                                               Year Ended December 31,
                                                        ------------------------------------
                                                             2000         1999         1998
                                                        ----------   ----------   ----------
OPERATING REVENUES:
     Gas utility                                        $  818,753   $  499,573   $  487,260
     Electric utility                                      336,409      307,569      297,865
     Energy services and other                             493,528      261,275      212,581
                                                        ----------   ----------   ----------
          Total operating revenues                       1,648,690    1,068,417      997,706
                                                        ----------   ----------   ----------

OPERATING EXPENSES:
     Cost of gas sold                                      552,540      266,429      269,999
     Fuel for electric generation                           71,170       66,305       65,222
     Purchased electric energy                              36,394       20,791       20,762
     Cost of energy services and other                     473,258      247,590      202,441
     Other operating                                       199,591      189,622      181,818
     Merger and integration costs                           41,145            -            -
     Depreciation and amortization                         105,661       86,998       81,558
     Taxes other than income taxes                          38,010       29,910       27,369
                                                        ----------   ----------   ----------
          Total operating expenses                       1,517,769      907,645      849,169
                                                        ----------   ----------   ----------

OPERATING INCOME                                           130,921      160,772      148,537

OTHER INCOME:
     Equity in earnings of unconsolidated investments        9,856        7,490       10,671
     Other - net                                            24,649       13,054       11,538
                                                        ----------   ----------   ----------
          Total other income                                34,505       20,544       22,209
                                                        ----------   ----------   ----------

INTEREST EXPENSE                                            57,133       42,862       40,301
                                                        ----------   ----------   ----------

INCOME BEFORE PREFERRED DIVIDENDS AND INCOME TAXES         108,293      138,454      130,445

PREFERRED DIVIDEND REQUIREMENT OF SUBSIDIARY                 1,017        1,078        1,095
                                                        ----------   ----------   ----------

INCOME BEFORE INCOME TAXES                                 107,276      137,376      129,350

INCOME TAXES                                                34,232       45,708       42,328
                                                        ----------   ----------   ----------

NET INCOME BEFORE MINORITY INTEREST                         73,044       91,668       87,022

MINORITY INTEREST IN SUBSIDIARY                              1,004          920          422
                                                        ----------   ----------   ----------

NET INCOME                                              $   72,040   $   90,748   $   86,600
                                                        ==========   ==========   ==========


AVERAGE COMMON SHARES OUTSTANDING                           61,297       61,306       61,578
DILUTED COMMON SHARES OUTSTANDING                           61,380       61,430       61,756

BASIC EARNINGS PER AVERAGE SHARE OF COMMON STOCK        $     1.18   $     1.48   $     1.41
DILUTED EARNINGS PER AVERAGE SHARE OF COMMON STOCK      $     1.17   $     1.48   $     1.40



     The accompanying notes are an integral part of these consolidated financial statements.

                  VECTREN CORPORATION AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                         Year Ended December 31,
                                                                  -----------------------------------
                                                                       2000        1999         1998
                                                                  ----------   ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income                                                   $  72,040    $  90,748    $  86,600
     Adjustments to reconcile net income to cash provided
        from operating  activities:
          Depreciation and amortization                             105,661       86,998       81,558
          Preferred dividend requirement of subsidiary                1,017        1,078        1,095
          Deferred income taxes and investment tax credits           12,032        8,548       (1,644)
          (Gain) loss on sale or retirement of assets or
              investments                                            (8,961)           -       (2,102)
          Undistributed earnings of unconsolidated investments      (10,554)     (11,642)     (12,104)

          Changes in assets and liabilities:
               Receivables - net                                   (246,771)     (19,978)      18,052
               Inventories                                           17,817        7,823      (30,110)
               Prepaid gas delivery service                         (13,912)     (20,937)      17,024
               Recoverable fuel and natural gas costs               (82,343)         346        3,198
               Prepayments and other current assets                   7,553       (7,805)      (8,242)
               Regulatory assets                                     (4,653)       1,718       (3,494)
               Accounts payable, refunds to customers, customer
                  deposits and other current liabilities            217,122        1,514        7,208
               Accrued taxes and interest                           (27,871)      13,585       (9,522)
               Accrued post-retirement benefits and other than
                  pensions                                            4,941        3,455        2,472
               Other - net                                           (2,411)      (6,226)       6,598
                                                                  ---------    ---------    ---------
               Total adjustments                                    (31,333)      58,477       69,987
                                                                  ---------    ---------    ---------
               Net cash flows from operating activities              40,707      149,225      156,587
                                                                  ---------    ---------    ---------

CASH FLOWS (REQUIRED FOR) FROM FINANCING
   ACTIVITIES
     Issuance of  common stock                                        3,979          982            -
     Retirement of common and preferred stock                        (4,493)      (2,447)      (6,191)
     Proceeds from long-term debt and other obligations             328,000      110,000       60,052
     Retirement of long-term debt and other obligations             (33,299)     (67,067)     (50,828)
     Net change in short-term borrowings                            402,270       81,655       12,253
     Dividends on common stock                                      (59,977)     (57,365)     (55,727)
     Other                                                            2,175       (3,614)        (675)
                                                                  ---------    ---------    ---------
           Net cash flows (required for) from financing
              activities                                            638,655       62,144      (41,116)
                                                                  ---------    ---------    ---------

CASH FLOWS (REQUIRED FOR) FROM INVESTING
   ACTIVITIES
     Capital expenditures                                          (164,266)    (132,159)    (135,069)
     Investment in leveraged leases                                    (850)     (49,734)       5,194
     Investments in partnerships and other corporations             (29,446)     (10,711)     (11,512)
     Change in notes receivable                                     (32,005)     (11,899)       1,032
     Cash distributions from unconsolidated investments               7,033        4,550        7,806
     Proceeds from sale of assets                                         -            -       13,317
     Acquisition of DPL gas distribution assets                    (463,301)           -            -
     Other                                                            1,292       (1,456)       3,074
                                                                  ---------    ---------    ---------
           Net cash flows (required for) investing
             activities                                            (681,543)    (201,409)    (116,158)
                                                                  ---------    ---------    ---------

Net increase (decrease) in cash and cash equivalents                 (2,181)       9,960         (687)

Cash and cash equivalents at beginning of period                     17,351        7,391        8,078
                                                                  ---------    ---------    ---------

Cash and cash equivalents at end of period                        $  15,170    $  17,351    $   7,391
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

                                                    VECTREN CORPORATION AND SUBSIDIARY COMPANIES
                                               CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
                                                                   ( in thousands)

                                                  Common Stock
                                     -------------------------------------
                                                                             Accumulated
                                                      Restricted                 Other
                                                         Stock    Retained   Comprehensive
                                      Shares    Amount   Grants   Earnings   Income (Loss)   Total
                                     -------    ------  --------  --------   ------------- --------
Balance at December 31, 1997          61,621  $225,049  $(1,708)  $430,248        $77      $653,666

Comprehensive income:
   Net income                                                       86,600                   86,600
   Unrealized investment loss, net
   of ($54) tax                                                                   (89)          (89)
                                                                                           --------
   Total comprehensive income                                                                86,511
Common stock dividends
    ($0.90 per share)                                              (55,727)                 (55,727)
Common stock repurchases                (215)   (4,834)                                      (4,834)
Common stock issuances for
    Executives' and Directors'
    Stock plans, net of
      amortization                        14    (1,572)     331                              (1,241)
Common stock issuance expense                                          (33)                     (33)
Other                                                                 (428)                    (428)
                                     -------   -------  -------   --------   ------------- --------

Balance at December 31, 1998          61,420  $218,643  $(1,377)  $460,660       $(12)     $677,914

Comprehensive income:
   Net income                                                       90,748                   90,748
   Unrealized investment loss, net
   of ($40) tax                                                                   (66)          (66)
                                                                                           --------
   Total comprehensive income                                                                90,682
Common stock dividends
     ($0.94 per share)                                             (57,365)                 (57,365)
Common stock repurchases                (113)   (2,331)                                      (2,331)
Common stock issuances for
    Executives' and Directors'
    stock plans, net of
    amortization                          (2)    1,150     (168)                                982
Other                                                                 (125)                    (125)
                                     -------  --------  -------   --------  -------------  --------

Balance at December 31, 1999          61,305  $217,462  $(1,545)  $493,918      $ (78)     $709,757

Comprehensive income:
   Net income                                                       72,040                   72,040
   Comprehensive income of
   unconsolidated investment, net
   of  $4,626 tax (Note 5O)                                                     7,580         7,580
                                                                                           --------
   Total comprehensive income                                                                79,620


Common stock dividends                                             (59,977)                 (59,977)
     ($0.98 per share)
Common stock repurchases                 (86)   (2,176)                                      (2,176)
Common stock issuances for
    Executives' and Directors'
    stock plans, net of
    amortization                         200     3,979                                        3,979
Other                                                                  481                      481
                                     -------  --------  -------  ---------  -------------- --------

Balance at December 31, 2000          61,419  $219,265  $(1,545)  $506,462     $7,502      $731,684
                                     =======  ======== ========  ==========  ============= ========


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

Unaudited                                      Year Ended December 31,
In thousands, except per share amounts               2000         1999
                                               ----------   ----------

 Total operating revenues                      $1,831,136   $1,287,283
                                               ----------   ----------

 Net income                                    $   72,007   $   87,402
                                               ----------   ----------
 Average shares outstanding:
   Basic                                           61,297       61,306
   Diluted                                         61,380       61,430

 Earnings per average share of common stock:
   Basic                                       $     1.17   $     1.43
   Diluted                                     $     1.17   $     1.42


3.   Merger and Integration Costs

Merger and integration costs incurred for the year ended December 31, 2000 totaled $41.1 million, including $1.8 million related to the integration of the Ohio operations. The merger integration activities will be substantially completed in 2001.

Of the $41.1 million of merger and integration costs incurred in 2000, accruals were established at March 31, 2000 totaling $20.7 million. Of this amount, $5.5 million related to employee and executive severance costs, $13.1 million related to transaction costs and regulatory filing fees, and the remaining $2.1 million related to employee relocations that occurred prior to or coincident with the merger closing. At December 31, 2000, the accrual remaining for such costs totaled $1.8 million, all related to severance costs. Of the $41.1 million, the remaining $20.4 million was expensed throughout the remainder of the year as expenses were incurred. Such expenses included $6.0 million related to sign changes at all company facilities to display the Vectren name, changes to all fleet vehicles to reflect the new corporate name and logo, and changes to company stationery. An additional $13.9 million was incurred over the course of the year for accounting fees resulting from merger related filing requirements, consulting fees related to integration activities such as organization structure, employee travel between company locations as part of integration activities, internal labor of employees assigned to integration teams, investor relations communications activities, and certain benefit costs. In addition, $0.5 million was recorded related to severance costs associated with the integration of the Ohio operations.

During the merger planning process, approximately 135 positions were identified for elimination. As of December 31, 2000, approximately 70 positions had been vacated, with the remaining 65 positions to be eliminated in 2001

The integration activities experienced by the company included such things as information system consolidation, process review and definition, organization design and consolidation, and knowledge sharing.

As a result of merger integration activities, management has identified certain information systems that are expected to be retired in 2001. Accordingly, the useful lives of these assets have been shortened to reflect this decision, resulting in additional depreciation expense of approximately $11.4 million ($7.1 million after tax) for the year ended December 31, 2000.

4.   Indiana Energy and SIGCORP Results (Prior to the Combination)

The results of the predecessor companies, Indiana Energy and SIGCORP, for the three months ended March 31, 2000 and for the years ended December 31, 1999 and 1998 are as follows (in millions):


                       Three months ended   Twelve months ended  Twelve months ended
                         March 31, 2000      December 31, 1999    December 31, 1998
                       -------------------  -------------------  -------------------
Indiana Energy:
Operating Revenues            $172.0               $433.3               $440.6
Net Income                     $22.1                $38.7                $36.1

SIGCORP:
Operating Revenues            $187.4               $604.5               $557.1
Net Income                     $19.3                $52.1                $50.5

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

B.  Investments in Partnerships and Other Corporations
Investments in partnerships and other corporations, which are more than 20 percent owned but less than majority owned, are generally accounted for by the equity method. Vectren's share of net income or loss from these investments is recorded in equity in earnings of unconsolidated affiliates. Dividends are recorded as a reduction of the carrying value of the investment when received.

Investments in other corporations less than 20 percent owned are generally carried at cost less writedowns for declines in value judged to be other than temporary. Dividends are recorded as other income when received.

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

The original cost, together with depreciation rates expressed as a percentage of original cost, for the components of utility plant were as follows":

                                                                       At December 31,
--------------------------------------------------------------------------------------
In thousands                              2000                        1999
--------------------------------------------------------------------------------------
                                             Depreciation                 Depreciation
                                              Rates as a                   Rates as a
                                  Original    Percent of      Original     Percent of
                                    Cost     Original Cost      Cost      Original Cost
                                ----------   -------------   ----------   -------------
Gas utility plant               $1,543,924        3.6%       $1,152,628       3.8%
Electric utility plant           1,136,760        3.3%        1,109,847       3.4%
Common utility plant                47,307        3.3%           59,963       6.7%
Construction work in progress       60,803          -            45,393         -
                                ----------                   ----------
                                $2,788,794                   $2,367,831
                                ==========                   ==========

Vectren follows the practice of charging maintenance and repairs, including the cost of removal of minor items of property, to expense as incurred. When property that represents a retirement unit is replaced or removed, the cost of such property is credited to utility plant, and such cost, together with the cost of removal less salvage, is charged to accumulated depreciation.


E.  Nonutility Plant
Nonutility plant consists of property and equipment used by Vectren's non-regulated operations. The depreciation of nonutility plant is charged against income over their estimated useful lives, using the straight-line method of depreciation or units of production method of amortization. Repairs and maintenance, which are not considered betterments and do not extend the useful life of the nonutility plant, are charged to expense as incurred. When nonutility plant is retired, or otherwise disposed of, the asset and accumulated depreciation are removed and the resulting gain or loss is reflected in income.

Nonutility plant consists of the following:

                                                                   At December 31,
                                                      -----------------------------
In thousands                                     Useful Life          2000     1999
                                             -------------------  ---------  -------
Land                                                -              $  4,309  $ 1,706
Mining property and development costs        Units of production     36,947   13,076
Other non utility plant                         5 - 40 years        115,803   70,334
                                             -------------------   --------  -------
                                                                    157,059   85,116
Less:   Accumulated depreciation and
         amortization                                                53,582   20,642
                                                                  --------  --------
                                                                  $ 103,477  $64,474
                                                                  =========  =======


F.   Cash Flow Information
For purposes of the Consolidated Statements of Cash Flows, Vectren considers cash investments with an original maturity of three months or less to be cash equivalents. Cash paid during the periods reported for interest, income taxes and acquired assets and liabilities were as follows:

                                                    Year Ended December 31,
                                            ------------------------------
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

Excise taxes are embedded in rates charged to customers. Accordingly, the company records excise tax received as a component of operating revenues. Excise taxes paid are recorded as a component of taxes other than income taxes.

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

                                                At December 31,
                                              -----------------
 In thousands                                    2000      1999
                                              -------   -------
Fuel (coal and oil) for electric generation   $ 4,368   $12,824
Materials and supplies                         16,958    15,224
Emission allowances                             3,860     4,437
Gas in storage - at LIFO cost                  18,988    23,068
Gas in storage - at average cost               49,424         -
Other                                           1,647     3,310
                                              -------   -------
Total inventories                             $95,245   $58,863
                                              =======   =======


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

The table below reflects the total AFUDC capitalized and the portion of which was computed on borrowed and equity funds for all periods reported.

                            Year Ended December 31,
                          ------------------------
 In thousands               2000     1999     1998
                          ------   ------   ------
AFUDC - borrowed funds    $2,634   $3,090   $2,394
AFUDC - equity funds       2,645      739      230
                          ------   ------   ------
Total AFUDC capitalized   $5,279   $3,829   $2,624
                          ======   ======   ======

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

The following regulatory assets and liabilities are reflected in the financial statements:

                                           At December 31,
                                         -------------------
 In thousands                                2000       1999
                                         --------   --------
Regulatory Assets:
Demand side management programs          $ 26,243   $ 25,298
Unamortized premium on reacquired debt      4,192      4,416
Unamortized debt discount and expenses     16,741     13,233
Regulatory income tax asset                 4,723      2,741
Other                                         347      1,905
                                         --------   --------
Regulatory assets in other assets          52,246     47,593
Recoverable fuel and natural gas costs     96,084      5,585
                                         --------   --------
Total regulatory assets                  $148,330   $ 53,178
                                         ========   ========

Regulatory Liabilities:
Refundable gas costs                            -   $ 10,204
                                         ========   ========


As of December 31, 2000, the recovery of $126.9 million of Vectren's $148.3 million of total regulatory assets is reflected in rates charged to customers. The remaining $21.4 million of regulatory assets, which are not yet included in rates, represent SIGECO's demand side management (DSM) costs incurred after 1993. When SIGECO files its next electric base rate case, these costs will be included in rate base and requested to earn a return. Amortization of the costs over a period anticipated to be 15 years will be recovered through rates as a cost of operations. SIGECO is currently recovering $4.8 million of DSM costs in rates. Based upon this prior regulatory authority, management believes that future recovery of the $21.4 million of regulatory assets for DSM costs is probable.

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

P.   Impairment Review of Long-Lived Assets
Long-lived assets are reviewed for impairment in accordance with SFAS No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, as facts and circumstances indicate that the carrying amount may be impaired. Specifically, the evaluation for impairment involves the comparison of an asset's carrying value and the estimated undiscounted future cash flows the asset is expected to generate over its remaining life. If this evaluation were to conclude that the carrying value of the asset is impaired, an impairment charge would be recorded as a charge to operations based on the difference between the asset's carrying amount and its fair value.

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

7.   Vectren Advanced Communications

Vectren Advanced Communications (VAC), a wholly owned non-regulated subsidiary, was formed to hold Vectren's investments in Utilicom Networks, LLC (Utilicom ) and related entities. Utilicom Networks is a provider of bundled communications services through high capacity broadband networks, including high speed internet service, cable television and telephone service. VAC has a 14 percent interest in Class A units of Utilicom, which is accounted for using the equity method of accounting.

In January 2000, VAC completed the restructuring of its investment in SIGECOM, LLC (SIGECOM), which is a venture between VAC and Utilicom which provides communications services to the greater Evansville, Indiana area. On January 28, 2000, affiliates of The Blackstone Group, a private equity fund, invested in Class B units of Utilicom. In connection with the Blackstone Group investment, VAC exchanged its 49 percent preferred equity interest in SIGECOM for $16.5 million of convertible subordinated debt of Utilicom and a 14 percent indirect common equity interest in SIGECOM, which was valued at $6.5 million The debt is convertible into Class A units of Utilicom at the option of VAC or upon the event of a public offering of stock by Utilicom. The carrying value of VAC's 49% preferred equity interest was $15 million prior to the exchange. The consideration received by VAC in the exchange was valued based upon an investment bank analysis of the fair value of SIGECOM at the transaction date. The investment restructuring resulted in a pre-tax gain of $8 million, which is classified in equity in earnings in unconsolidated investments in the accompanying Consolidated Statements of Income. For the year ended December 31, 2000, Vectren also recognized losses of $1 million to reflect its share of Utilicom and SIGECOM's operating results. At December 31, 2000 and 1999, VAC's equity investment in SIGECOM-related entities was $8.2 million and $16.1 million, respectively.

In December 2000, VAC invested an additional $8.1 million with Utilicom in the form of convertible subordinated debt as part of Utilicom's plans to raise $600 million in capital to establish operating ventures in Indianapolis, Indiana and Dayton, Ohio and to recapitalize the SIGECOM venture. Vectren is committed to invest up to $100 million, inclusive of the $8.1 million already invested, in the form of convertible subordinated debt, subject to Utilicom obtaining all required funding. The debt is convertible into common equity interests in the Indianapolis and Dayton ventures at the option of VAC or upon the event of a public offering of stock by Utilicom. At December 31, 2000, VAC's investment in convertible debt totals approximately $25 million and, upon conversion, VAC would have up to a 31 percent interest in the Indianapolis and Dayton ventures and up to a 10 percent interest in Utilicom, assuming completion of all required funding.

8.   Short-Term Borrowings

At December 31, 2000, Vectren has approximately $969 million of short-term borrowing capacity, including $803 million for its regulated operations and $166 million for its non-regulated operations, of which approximately $149 million is available for regulated operations and $60 million is available for non-regulated operations. See the table below for outstanding balances and interest rates.


                                                         At December 31,
                                                     -----------------------
 In thousands                                            2000           1999
                                                     --------    -----------
Outstanding:
     Bank Loans                                      $146,494    $   124,638
     2001, Note Payable, 6.6425%                      150,000              -
     Commercial paper                                 463,414         83,000
                                                     --------    -----------
Total short term borrowings                          $759,908    $   207,638
                                                     ========    ===========

Weighted average interest rates:
     Bank Loans                                          6.95%          8.08%
     Commercial paper                                    6.87%          6.30%
Weighted average interest rates during the year:
     Bank Loans                                          6.98%          5.76%
     Commercial paper                                    6.53%          5.40%

Weighted average total outstanding during the year   $318,822    $   163,762

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

9.   Long-Term Debt and Other Obligations

First mortgage bonds, notes payable and partnership obligations outstanding and classified as long-term are as follows:

                                                         At December 31,
                                                        -----------------
 In thousands                                              2000         1999
                                                      ---------    ---------
Southern Indiana Gas and Electric Company
First Mortgage Bonds due:
    2014, 4.60% Pollution Control Series A            $  22,500    $  22,500
Adjustable Rate Pollution Control:
    2015, Series A, presently 4.55%                       9,975        9,975
    2016, 8.875%                                         13,000       13,000
    2020, 4.40% Pollution Control Series B                4,640        4,640
Adjustable Rate Environmental Improvement:
    2023, Series B, presently 6%                         22,800       22,800
    2023, 7.60%                                          45,000       45,000
    2025, 7.625%                                         20,000       20,000
    2029, 6.72%                                          80,000       80,000
    2030, 4.40% Pollution Control Series B               22,000       22,000
                                                      ---------    ---------
Total first mortgage bonds                            $ 239,915    $ 239,915
                                                      ---------    ---------

Notes Payable:
    Tax Exempt, due 2003, 6.25%                       $   1,000    $   1,000
                                                      ---------    ---------

Indiana Gas Company
Notes Payable due:
     2003, Series F, 5.75%                            $  15,000    $  15,000
     2004, Series F, 6.36%                               15,000       15,000
     2007, Series E, 6.54%                                6,500        6,500
     2013, Series E, 6.69%                                5,000        5,000
     2015, Series E, 7.15%                                5,000        5,000
     2015, Insured Quarterly Notes, 7.15%                20,000            -
     2015, Series E, 6.69%                                5,000        5,000
     2015, Series E, 6.69%                               10,000       10,000
     2021, Private Placement, 9.375%                     25,000       25,000
     2021, Series A, 9.125%                               7,000        7,000
     2025, Series E, 6.31%                                5,000        5,000
     2025, Series E, 6.53%                               10,000       10,000
     2027, Series E, 6.42%                                5,000        5,000
     2027, Series E, 6.68%                                3,500        3,500
     2027, Series F, 6.34%                               20,000       20,000
     2028, Series F, 6.75%                               14,109       14,849
     2028, Series F, 6.36%                               10,000       10,000
     2028, Series F, 6.55%                               20,000       20,000
     2029, Series G, 7.08%                               30,000       30,000
     2030, Insured Quarterly Notes, 7.45%                50,000            -
                                                      ---------    ---------
Total notes payable                                   $ 281,109    $ 211,849
                                                      ---------    ---------

Non-Regulated
Notes Payable:
    2005, Senior note, 7.67%                          $  38,000   $        -
    2007, Senior note, 7.83%                             17,500            -
    2010, Senior note, 7.98%                             22,500            -
    Insurance Company, due 2012, 7.43%                   35,000       35,000
Other                                                       249        2,371
                                                      ---------    ---------
Total notes payable and other                         $ 113,249    $  37,371
                                                      ---------    ---------

Total long-term debt outstanding                      $ 635,273    $ 490,135
Less: Maturities and sinking fund requirements             (249)        (776)
         Unamortized debt premium and discount, net      (3,070)      (2,633)
                                                      ---------    ---------
Total long-term debt and other obligations, net
   of current maturities                              $ 631,954    $ 486,726
                                                      =========    =========

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

10.   Fair Value of Financial Instruments

The carrying values and estimated fair values of Vectren's financial instruments were as follows:

                                                   At December 31,
                                          -------------------------------
 In thousands                               2000                  1999
                                       ---------------       ---------------
                                    Carrying   Estimated   Carrying  Estimated
                                     Amount    Fair Value   Amount   Fair Value
                                    --------   ----------  --------  -----------
Short-term borrowings               $759,908   $ 759, 908  $207,638   $207,638
Partnership obligations (includes
    amounts due within one year          249          312       845        905
Redeemable preferred stock of
    subsidiary                         7,500        7,737     7,500      7,538
Long term debt (includes
    amounts due within one year)     685,903      758,478   541,202    544,928

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



                                     2000                    1999                 1998
                                 -----------             -----------           -----------
                             Exercise    Wtd. Avg.   Exercise   Wtd. Avg.  Exercise   Wtd. Avg.
                              Shares       Price      Shares      Price     Shares       Price
                             --------    ---------   -------    ---------   -------    ---------
Outstanding at January 1      931,004    $   18.33   671,389    $   17.46   610,742    $   16.19
Granted                             -         -      272,783    $   20.26    99,973    $   24.05
Cancelled                     (30,955)   $   19.04         -                              -
Exercised                     (40,608)   $   15.92   (13,168)   $   14.22   (39,326)   $   14.49
                             --------    ---------   --------   ---------   --------   ---------
Outstanding at December 31    859,441    $   18.41   931,004    $   18.33   671,389    $   17.46
                             ========    =========   ========   =========   ========   =========

Exercisable at December 31    781,415                658,221                508,892
Reserved for future grants
  at end of year                    -                      -                272,783

Weighted average price of
  options  exercisable         $18.41                 $17.53                 $15.88





                                                                     At December 31, 2000
                                                                ----------------------------
                 Options Outstanding                                 Options Exercisable
--------------------------------------------------------------- ----------------------------
                                   Weighted
                   Number of       Average         Weighted       Number of     Weighted
    Range of        Options       Remaining         Average        Options       Average
 Exercise Prices  Outstanding  Contractual Life  Exercise Price  Exercisable  Exercise Price
--------------------------------------------------------------------------------------------
  $12.03-$14.43     229,230         3.4              $13.82        229,230        $13.82
   14.44-16.84       50,779         4.0               15.32         50,779         15.32
   16.85-19.24       52,124         5.2               17.44         52,124         17.44
   19.25-21.65      431,908         7.8               20.09        353,882         20.05
   24.05             95,400         7.3               24.05         95,400         24.05
--------------------------------------------------------------------------------------------
  $12.03-$24.05     859,441         6.2              $18.41        781,415        $18.23
============================================================================================

Vectren accounts for stock compensation in accordance with APB 25, "Accounting for Stock Issued to Employees." Under APB 25, no compensation cost has been recognized for stock options. Had compensation cost for stock options been determined consistent with SFAS No. 123 "Accounting for Stock-based Compensation," net income would have been reduced to the following pro forma amounts:

                                                       At December 31,
                                          ------------------------------------
 In thousands, except per share amounts         2000         1999         1998
                                          ----------   ----------   ----------
Net Income:
  As reported                             $   72,040   $   90,748   $   86,600
  Pro forma                                   71,583       90,077       86,085
Basic Earnings Per Share:
  As reported                             $     1.18   $     1.48   $     1.41
  Pro forma                                     1.17         1.47         1.40
Diluted Earnings Per Share:
  As reported                             $     1.17   $    1.48    $     1.40
  Pro forma                                     1.17        1.47          1.39

The fair value of each option granted used to determine pro forma net income is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the years ended December 31, 1999 and 1998: risk-free interest rate of 6.46 percent and
4.44 percent, respectively; expected option term of five years; expected volatilities of 34.00 percent and 33.16 percent, respectively; and dividend rates of 4.46 percent and 3.77 percent, respectively. The weighted average fair value of options granted in 1999 and 1998 were $5.05 and $5.99, respectively. No options were granted in 2000.

Conversion of Restricted Stock

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

Upon consummation of the merger, the restrictions on each outstanding share of restricted stock of Indiana Energy lapsed and all shares of Indiana Energy that were issued as restricted stock were treated as unrestricted shares of Indiana Energy in the merger exchange. During 2000, Vectren adopted these plans and 194,884 restricted shares were issued to executives and non-employee directors. Shares of restricted stock issued in 1999 and 1998 by Indiana Energy were 15,238 and 14,303, respectively.

The cost of these performance based awards, determined to be the fair market value at the date of grant, is charged to compensation expense as earned over the performance periods. The weighted average fair value of these stock based instruments, together with recognized compensation expense, was $2.3 million and $19.90 in 2000; $0.8 million and $23.20 in 1999; and $0.7 million and $20.26 in
1998. Substantially all of the year 2000 expense is for the lifting of restrictions triggered by the merger transaction.

Common stock dividends of Vectren may be reinvested under a Dividend Reinvestment and Stock Purchase Plan. Common shares purchased in connection with the plan are currently being acquired through the open market.

At December 31, 2000 and 1999, respectively, shares of common stock reserved for issuance were as follows:

                                                    At December 31,
                                                ---------------------
                                                     2000        1999
                                                ---------   ---------
Dividend Reinvestment and Stock Purchase Plan   1,018,435     417,836
Executive Restricted Stock Plan                   222,726     346,319
Directors' Restricted Stock Plan                   50,116      54,994
Retirement Savings Plan                           853,423     964,208
                                                ---------   ---------
Total                                           2,144,700   1,783,357
                                                =========   =========

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


                                                                Year Ended December 31,
-------------------------------------------------------------------------------------------
In thousands, except
per share amounts             2000                    1999                    1998
-------------------------------------------------------------------------------------------
                                       Per                   Per                      Per
                  Income     Shares   Share  Income  Shares  Share  Income   Shares  Share
                                      Amount                 Amount                  Amount
-------------------------------------------------------------------------------------------
Basic EPS           $72,040  61,297  $1.18  $90,748  61,306  $1.48  $86,600  61,578   $1.41

Effect of dilutive
  stock options                  83                     124                     178
-------------------------------------------------------------------------------------------
Diluted EPS         $72,040  61,380  $1.17  $90,748  61,430  $1.48  $86,600  61,756   $1.40
===========================================================================================

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

Net periodic benefit cost consisted of the following components:

                                                                                       Year Ended December 31,
--------------------------------------------------------------------------------------------------------------
                                                       Pension Benefits                  Other Benefits
--------------------------------------------------------------------------------------------------------------
 In thousands                                 2000        1999        1998        2000        1999        1998
                                          --------    --------    --------    --------    --------    --------
Service cost                              $  4,282    $  5,053    $  4,056    $  1,328    $  1,502    $  1,299
Interest cost                               11,708      10,550       9,986       5,904       4,844       4,863
Expected return on plan assets             (15,815)    (13,826)    (12,742)       (921)       (751)       (577)
Amortization of prior service cost             157         361         256           -           -           -
Amortization of transitional obligation
  (asset)                                     (744)       (734)       (734)      3,738       3,266       3,267

Recognized actuarial gain                   (1,040)        (10)        (47)     (1,475)       (889)     (1,204)
Settlement charge                            2,123           -           -           -           -           -
Special termination benefit charge             553           -           -           -           -           -
                                          --------    --------    --------    --------    --------    --------
Net periodic benefit cost                 $  1,224    $  1,394    $    775    $  8,574    $  7,972    $  7,648
                                          ========    ========    ========    ========    ========    ========

A reconciliation of the plan's benefit obligations, fair value of plan assets, funded status and amounts recognized in the Consolidated Balance Sheets follows:


                                                                                 At December 31,
------------------------------------------------------------------------------------------------
Benefit obligation                                   Pension Benefits         Other Benefits
-------------------------------------------------------------------------------------------------
 In thousands                                         2000         1999         2000         1999
                                                 ---------    ---------    ---------    ---------
Benefit obligation at beginning of year          $ 151,505    $ 156,840    $  68,278    $  73,598
Service cost - benefits earned during the year       4,282        5,053        1,328        1,502
Interest cost on projected benefit obligation       11,708       10,550        5,904        4,844
Plan amendments                                      2,418       (3,278)        (711)           -
Acquisitions                                           700            -            -            -
Settlements                                          2,123            -            -            -
Benefits paid                                      (10,382)      (8,001)      (5,396)      (3,605)
Actuarial (gain) loss                                4,614       (9,659)       7,975       (8,061)
                                                 ---------    ---------    ---------    ---------
Benefit obligation at end of year                $ 166,968    $ 151,505    $  77,378    $  68,278
                                                 =========    =========    =========    =========



Fair value of Plan Assets                           Pension Benefits            Other Benefits
-------------------------------------------------------------------------------------------------
In thousands                                          2000         1999         2000         1999
                                                 ---------    ---------    ---------    ---------
Plan assets at fair value at beginning of year   $ 187,261    $ 180,965    $  11,710    $   9,511
Actual return on plan assets                        16,959       14,179          595        1,434
Employer contributions                                   -          118        4,314        4,369
Benefits paid                                      (10,382)      (8,001)      (5,396)      (3,604)
                                                 ---------    ---------    ---------    ---------
Fair value of plan assets at end of year         $ 193,838    $ 187,261    $  11,223    $  11,710
                                                 =========    =========    =========    =========



Funded Status                                Pension Benefits        Other Benefits
----------------------------------------------------------------------------------------
 In thousands                                2000        1999           2000        1999
                                         --------    --------    -----------  ----------
Funded status                            $ 26,870    $ 35,756    $ (66,155)   $ (56,568)
Unrecognized transitional  obligation
 (asset)                                   (1,491)     (2,279)      39,969       44,418
Unrecognized service cost                   5,357       3,639            -           -
Unrecognized net (gain) loss and other    (36,968)    (44,733)     (19,697)     (28,792)
                                         --------    --------    ----------  -----------
Net amount recognized                    $ (6,232)   $ (7,617)   $ (45,883)   $ (40,942)
                                         ========    ========    ==========  ===========

The aggregate benefit obligation and aggregate fair value of the plan assets for pension plans with benefit obligations in excess of plan assets were $10.5 million and $7.9 million, respectively, as of December 31, 2000, and $5.5 million and $4.5 million, respectively, as of December 31, 1999.

Weighted-average assumptions used in the accounting for these plans were as follows:

                                               Year Ended December 31,
                                               ----------------------
                                      Pension Benefits       Other Benefits
                                      -----------------    ------------------
                                        2000       1999       2000       1999
                                     -------    -------    -------    -------
Discount rate                          7.75%      7.50%      7.75%      7.50%
Expected return on plan assets         8.50%      8.50%       N/A        N/A
Rate of compensation increase          5.00%      5.00%       N/A        N/A
CPI rate                                N/A        N/A       7.00%      6.50%

As of December 31, 2000, the health care cost trend is 7 percent declining to 5 percent in 2004 and remaining level thereafter. The accrued health care cost trend rate for 2001 is 7 percent. The estimated cost of these future benefits could be significantly affected by future changes in health care costs, work force demographics, interest rates or plan changes.

A 1 percent change in the assumed health care cost trend for Vectren's postretirement health care plan would have the following effects:

In thousands                                1% Increase           1% Decrease
---------------------------------------    -------------         ------------
Effect on the aggregate of the service
   and interest cost components             $      483            $      (394)

Effect on the postretirement benefit
   obligation                                    5,107                 (4,263)

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

                                                       At December 31,
                                                    ---------------------
 In thousands                                            2000       1999
                                                     --------   --------
Minimum lease payments receivable                    $165,210   $161,551
Estimated residual value                               29,073     29,073
Less: unearned income                                 101,138    104,887
                                                     --------   --------
Investment in lease financing receivables and loan     93,145     85,737
Less: deferred taxes arising from leveraged leases     38,302     30,700
                                                     --------   --------
Net investment in leveraged leases                   $ 54,843   $ 55,037
                                                     ========   ========

15.   Commitments and Contingencies

Future minimum lease payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 2000 are as follows:



 In millions
 ------------
          2001                            $4.1
          2002                             3.9
          2003                             3.4
          2004                             3.1
          2005                             2.4
          Thereafter                       6.7
                                      ------------
          Total                           $23.6
                                      ============

Total lease expense, in millions, was $3.4 in 2000, $2.7 in 1999, and $2.2 in 1998.

As part of a restructuring plan initiated by Indiana Energy in 1997, a charge was recorded to reflect the corporate office facility at fair value. The company then entered into a sale leaseback transaction with a third party which was completed in 1998, resulting in proceeds of $9.2 million and an operating lease with a 10 year term with rental payments of $1.5 million per year. The annual payments are included in the future minimum lease payments above.

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

A wholly owned subsidiary of Vectren has an 8.3 percent ownership interest in Pace Carbon Synfuels Investors, LP (Pace Carbon), a Delaware limited partnership formed to develop, own and operate four projects to produce and sell coal-based synthetic fuel. In addition to its initial investment of $7.5 million, Vectren has a continuing obligation to invest approximately $40 million in Pace Carbon, with any such additional investments to be funded to the extent it generates federal tax credits that are earned from the production and sale of briquettes by the projects. As of December 31, 2000 and 1999, Vectren's net investment in Pace Carbon, which is accounted for using the equity method of accounting, totaled approximately $6.7 million and $6.3 million, respectively, and is included in investments in partnerships and other corporations in the Consolidated Balance Sheets.

A wholly owned subsidiary of Vectren has an approximate 40 percent ownership interest in Haddington Energy Partners, LP (Haddington) and has committed to invest $10 million of which $9.8 million has been funded as of December 31, 2000. Haddington, a Delaware limited partnership, raised $77 million to invest in energy projects. On July 28, 2000, Vectren made a commitment to fund an additional $20 million in Haddington Energy Partners II, LP, which is expected to raise an additional $150 million. This second fund will provide additional capital for the initial fund portfolio companies as well as make investments in new areas, such as distributed generation, power backup and quality devices, and emerging technologies such as fuel cells, microturbines and photovoltaics. Through December 31, 2000, Vectren had invested approximately $2.1 million of this $20 million commitment to Haddington II. Upon complete funding, Vectren will have an approximate 40 percent ownership interest in Haddington II. The remainder of this investment is expected to be made through 2002. As of December 31, 2000 and 1999, Vectren's net investment in the Haddington Ventures, both of which are accounted for using the equity method of accounting, totaled approximately $13.0 million and $2.6 million, respectively, and is included in investments in partnerships and other corporations in the Consolidated Balance Sheets.

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

16.   Income Taxes

The components of consolidated income tax expense were as follows:

                                             Year Ended December 31,
                                          ------------------------------
 In thousands                                2000        1999        1998
                                         --------    --------    --------
Current:
     Federal                             $ 19,976    $ 33,028    $ 34,449
     State                                  2,908       5,379       5,450
                                         --------    --------    --------
Total current taxes                        22,884      38,407      39,899
                                         --------    --------    --------

Deferred:
     Federal                               11,591       8,238       4,625
     State                                  2,117       1,423         181
                                         --------    --------    --------
Total deferred taxes                       13,708       9,661       4,806
                                         --------    --------    --------

Amortization of investment tax credits     (2,360)     (2,360)     (2,377)

Consolidated income tax expense          $ 34,232    $ 45,708    $ 42,328
                                         ========    ========    ========

A reconciliation of the statutory rate to the effective income tax rate is as follows:

                                                   Year Ended December 31,
                                                   -----------------------
                                                2000       1999       1998
                                              ------     ------     ------
    Statutory federal and state rate            37.9%      37.9%      37.9%
    Nondeductible merger costs                   4.0        -          -
    Amortization of investment tax credit       (2.2)      (1.7)      (1.8)
    Other tax credits                           (7.1)      (3.2)      (2.9)
    All other, net                              (0.2)       0.3       (0.5)
                                              ------     ------     ------
Effective tax rate                              32.4%      33.3%      32.7%
                                              ======     ======     ======

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

Significant components of Vectren's net deferred tax liability as of December 31, 2000 and 1999 are as follows:


                                                                       At December 31,
                                                                 ----------------------
 In thousands                                                         2000         1999
                                                                 ---------    ---------
Deferred tax liabilities:
     Depreciation and cost recovery timing differences           $ 185,113    $ 185,799
     Deferred fuel costs, net                                       33,446        2,427
     Leveraged leases                                               38,302       30,700
     Regulatory assets recoverable through future rates             28,726       30,519
Deferred tax assets:
     LIFO inventory                                                 (7,900)           -
     Regulatory liabilities to be settled through future rates     (32,293)     (29,211)
    Tax credit carryforwards                                       (17,079)           -
     Other - net                                                   (15,483)      (4,714)
                                                                 ---------    ---------
Net deferred tax liability                                       $ 212,832    $ 215,520
                                                                 =========    =========

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

The proposed NOx emissions budget for Indiana stipulated in the USEPA's final ruling requires a 36 percent reduction in total NOx emissions from Indiana. The ruling, pending finalization of state rule making, could require SIGECO to lower its system-wide emissions by approximately 70 percent. Depending on the level of system-wide emissions reductions ultimately required, and the control technology utilized to achieve the reductions, the estimated construction costs of the control equipment could reach $160 million, which are expected to be expended during the 2001-2004 period, and related additional operation and maintenance expenses could be an estimated $8 million to $10 million, annually. No accrual has been recorded by the company related to the NOx SIP Call matter. The rules governing NOx emissions, once finalized, are to be applied prospectively.


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

After completion of the study, the Act required the USEPA to determine whether to proceed with the development of regulations. The USEPA announced that it had affirmatively decided that mercury air emissions from power plants should be regulated. Because rules governing mercury emissions are under development, the determination of exposure, if any, is impossible as there are no standards or rules by which compliance (or lack thereof) can be measured. Accordingly, no accrual has been recorded by the company related to the mercury emissions matter.


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

On November 3, 1999, the USEPA filed a lawsuit against seven utilities, including SIGECO. The USEPA alleges that, beginning in 1992, SIGECO violated the Act by: (i) making modifications to its Culley Generating Station in Yankeetown, Indiana without obtaining required permits; (ii) making major modifications to the Culley Generating Station without installing the best available emission control technology; and (iii) failing to notify the USEPA of the modifications. In addition, the lawsuit alleges that the modifications to the Culley Generating Station required SIGECO to begin to comply with federal new source performance standards.

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

The estimated accrued costs are limited to Indiana Gas' proportionate share of the remediation efforts. Indiana Gas has arrangements in place for 19 of the 26 sites with other potentially responsible parties, which serve to limit Indiana Gas' share of response costs at these 19 sites to between 20 and 50 percent.

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

19.   Affiliate Transactions

ProLiance provides natural gas supply and related services to Indiana Gas. Indiana Gas' purchases from ProLiance for resale and for injections into storage for the years ended December 31, 2000 and 1999, totaled $401.4 million and $240.7 million, respectively. As of December 31, 2000 and 1999, Vectren's net investment in ProLiance, which is accounted for using the equity method of accounting, totaled approximately $27.8 million and $16.2 million, respectively, and is included in investments in partnerships and other corporations in the Consolidated Balance Sheets.

ProLiance has a standby letter of credit facility with a bank for letters up to $45.0 million. This facility is secured in part by a support agreement from Vectren. Letters of credit outstanding at December 31, 2000 totaled $22.0 million.

CIGMA, LLC (CIGMA), owned jointly and equally by a wholly owned subsidiary of Vectren and a third party, provides materials acquisition and related services that are used by Indiana Gas and others. Indiana Gas' purchases of these services during the years ended December 31, 2000 and 1999, totaled $17.2 million and $17.3 million, respectively. As of December 31, 2000 and 1999, Vectren's net investment in CIGMA, which is accounted for using the equity method of accounting, totaled approximately $4.2 million and is included in investments in partnerships and other corporations in the Consolidated Balance Sheets.

Reliant Services, LLC (Reliant), owned jointly and equally by a wholly owned subsidiary of Vectren and Cinergy Corp., provides utility locating, meter reading and construction services to Indiana Gas and others. Amounts paid by Indiana Gas to Reliant for such services totaled $3.7 million and $2.9 million for years ended December 31, 2000 and 1999, respectively. On December 13, 2000, Reliant purchased the common stock of Miller Pipeline Corporation from NiSource, Inc. for approximately $68.3 million. Vectren and Cinergy Corp. each contributed $16 million of equity, and the remaining $36.3 million was funded with 7-year intermediate bank loans. As of December 31, 2000 and 1999, Vectren's net investment in Reliant, which is accounted for using the equity method of accounting, totaled approximately $19.2 million and $3.6 million, respectively, and is included in investments in partnerships and other corporations in the Consolidated Balance Sheets.

Vectren is a two-thirds guarantor of certain surety bond and other obligations of Energy Systems Group, LLC, a two-thirds owned consolidated subsidiary. Vectren's share of the guarantee of such obligations totaled $50.6 million at December 31, 2000.

Amounts owed to unconsolidated affiliates totaled $102.5 million and $29.3 million at December 31, 2000 and 1999, respectively, and are included in accounts payable to affiliated companies on the Consolidated Balance Sheets. The $73.2 million increase at December 31, 2000 is due primarily to amounts owed to ProLiance resulting from the much higher gas prices and increased customer consumption. Amounts due from unconsolidated affiliates totaled $17.6 million and $7.6 million at December 31, 2000 and 1999, respectively, and are included in accounts receivable on the Consolidated Balance Sheets.

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


                                               At and Year Ended December 31,
                                         -----------------------------------------
 In thousands                                   2000           1999           1998
                                         -----------    -----------    -----------
Operating Revenues:
   Gas Utility Services                  $   818,753    $   499,573    $   487,260
   Electric Utility Services                 336,409        307,569        297,865
   Non-regulated Operations                  552,838        315,367        256,220
   Intersegment Eliminations                 (59,310)       (54,092)       (43,639)
                                         -----------    -----------    -----------
   Total operating revenues              $ 1,648,690    $ 1,068,417    $   997,706
                                         ===========    ===========    ===========

Interest Expense:
   Gas Utility Services                  $    27,969    $    18,704    $    17,601
   Electric Utility Services                  18,103         17,544         18,191
   Non-regulated Operations                   23,107         12,535          8,046
   Intersegment Eliminations                 (12,046)        (5,921)        (3,537)
                                         -----------    -----------    -----------
   Total interest expense                $    57,133    $    42,862    $    40,301
                                         ===========    ===========    ===========

Income Taxes:
   Gas Utility Services                  $    11,538    $    18,830    $    16,211
   Electric Utility Services                  23,386         24,331         22,881
   Non-regulated Operations                     (595)         2,575          3,148
   Intersegment Eliminations                     (97)           (28)            88
                                         -----------    -----------    -----------
   Total income taxes                    $    34,232    $    45,708    $    42,328
                                         ===========    ===========    ===========

Net Income:
   Gas Utility Services                  $    15,589    $    33,612    $    30,931
   Electric Utility Services                  36,811         41,820         38,342
   Non-regulated Operations                   19,799         15,316         17,327
   Intersegment Eliminations                    (159)             -              -
                                         -----------    -----------    -----------
   Net income                            $    72,040    $    90,748    $    86,600
                                         ===========    ===========    ===========

Depreciation and amortization:
   Gas Utility Services                  $    43,791    $    38,623    $    37,082
   Electric Utility Services                  38,639         40,829         38,077
   Non-regulated Operations                   23,231          7,546          6,399
   Intersegment Eliminations                       -              -              -
                                         -----------    -----------    -----------
   Total depreciation and amortization   $   105,661    $    86,998    $    81,558
                                         ===========    ===========    ===========

Capital expenditures:
   Gas Utility Services                  $    73,114    $    72,773    $    64,701
   Electric Utility Services                  37,549         51,080         47,114
   Non-regulated Operations                   53,603          8,306         23,254
   Intersegment Eliminations                       -              -              -
                                         -----------    -----------    -----------
   Total capital expenditures            $   164,266    $   132,159    $   135,069
                                         ===========    ===========    ===========

Identifiable assets:
   Gas Utility Services                  $ 1,658,778    $   882,948    $   827,931
   Electric Utility Services                 799,104        751,159        740,746
   Non-regulated Operations                  749,237        505,564        326,048
   Intersegment Eliminations                (297,932)      (159,204)       (95,885)
                                         -----------    -----------    -----------
   Total identifiable assets             $ 2,909,187    $ 1,980,467    $ 1,798,840
                                         ===========    ===========    ===========


21.  Other Income

For the years ended December 31, 2000, 1999 and 1998, other - net consists of the following:

(in thousands)                          2000        1999        1998
                                    --------    --------    --------
Leveraged lease investment income   $  7,698    $  4,152    $  1,433
AFUDC                                  5,279       3,829       2,624
Interest income                        9,397       5,849       5,668
Other income                           7,205       1,499       3,660
Other expense                         (4,930)     (2,275)     (1,847)
                                    --------    --------    --------
Total other - net                   $ 24,649    $ 13,054    $ 11,538
                                    ========    ========    ========

22.  Preferred Stock of Subsidiary

 Cumulative Preferred Stock of SIGECO
The amount payable in the event of involuntary liquidation of each series of the $100 par value preferred stock is $100 per share, plus accrued dividends. This nonredeemable preferred stock is callable at the option of SIGECO as follows: the 4.8% Series at $110 per share, plus accrued dividends; and the 4.75% Series at $101 per share, plus accrued dividends. As of December 31, 2000 and 1999, there were 85,895 shares of the 4.8% Series outstanding and 3,000 shares and 25,000 shares of the 4.75% Series outstanding, respectively.

Cumulative Redeemable Preferred Stock of SIGECO
The Series has a dividend rate of 6.50% and is redeemable at $100 per share on December 1, 2002. In the event of involuntary liquidation of this series of $100 par value preferred stock, the amount payable is $100 per share, plus accrued dividends. As of December 31, 2000 and 1999, there were 75,000 shares outstanding.

Cumulative Special Preferred Stock of SIGECO
The Cumulative Special Preferred Stock has a dividend rate of 8.5% and in the event of involuntary liquidation the amount payable is $100 per share, plus accrued dividends. This Series is callable at the option of SIGECO at a rate of 1,160 shares per year. As of December 31, 2000 and 1999, there were 5,757 shares and 6,917 shares outstanding, respectively.

23.  Quarterly Financial Data (Unaudited)  (1)

Summarized quarterly financial data (in thousands of dollars except per share amounts) for 2000 and 1999 are as follows:


2000
-----
In thousands, except per share amounts                    Q1(2)           Q2           Q3           Q4        Total
--------------------------------------------------   ----------   ----------   ----------   ----------   ----------
Operating revenues                                   $  359,444   $  263,477   $  317,854   $  707,915   $1,648,690
Operating income                                         34,276       15,716       27,643       53,286      130,921
Net income                                               22,125        8,273       15,458       26,184       72,040
Basic earnings per average share of common stock           0.36         0.14         0.25         0.43         1.18
Diluted earnings per average share of common stock         0.36         0.13         0.25         0.43         1.17



1999
-------
In thousands, except per share amounts                       Q1           Q2           Q3           Q4        Total
--------------------------------------------------   ----------   ----------   ----------   ----------   ----------
Operating revenues                                   $  321,033   $  207,042   $  231,160   $  309,182   $1,068,417
Operating income                                         68,133       22,940       29,397       40,302      160,772
Net income                                               40,723       11,554       16,236       22,235       90,748
Basic earnings per average share of common stock           0.66         0.19         0.26         0.37         1.48
Diluted earnings per average share of common stock         0.66         0.19         0.26         0.37         1.48

(1) Information in any one quarterly period is not indicative of annual results due to the seasonal variations common to the company's utility operations

(2)  Includes merger and integration charges as described in Note 3.


24.  Subsequent Event

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


/s/ Niel C. Ellerbrook
Niel C. Ellerbrook
Chairman and Chief Executive Officer
January 24, 2001.

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




                             /s/ Arthur Andersen LLP
                               Arthur Andersen LLP
Indianapolis, Indiana,
January 24, 2001 (except with respect
to the matter discussed in Note 24, as to
which the date is February 14, 2001).

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Financial Statements
Financial statements filed as part of this Form 10-K are included under Item 8.

(a)(2) Financial Statement Schedules:

                                                          PAGES IN FORM 10-K/A
                                                         ----------------------
Report of Independent Accountants                                 56
For the years ended December 31, 2000, 1999, and 1998:
Schedule II -- Valuation and Qualifying Accounts                  58

All other schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or related notes.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Vectren Corporation.

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in Vectren Corporation's annual report to shareholders included in this Form 10-K, and have issued our report thereon dated January 24, 2001 (except with respect to the matter discussed in Note 24, as to which the date is February 14, 2001). Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in item 14(a)(2) is the responsibility of the company's management and are present for the purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements, and in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                             /s/ Arthur Andersen LLP
                               Arthur Andersen LLP

Indianapolis, Indiana,
January 24, 2001.

SCHEDULE II


                      Vectren Corporation and Subsidiaries

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


Column A                                  Column B          Column C         Column D    Column E
--------                                  --------    -------------------    --------     --------
                                                            Additions
                                          Balance     Charged    Charged    Deductions     Balance
                                         Beginning       To      to Other       from        End of
Description                               Of Year     Expenses   Accounts   Reserves, Net    Year
-----------                             ----------    --------   --------   -------------    ----
                                                              (in thousands)
VALUATION AND QUALIFYING ACCOUNTS:

Year 2000 - Accumulated provision for
              uncollectible accounts     $ 3,949       $ 7,671    $  500        $6,404      $ 5,716

Year 1999 - Accumulated provision for
              uncollectible accounts     $ 3,953       $ 3,657    $   -         $3,661       $3,949

Year 1998 - Accumulated provision for
              uncollectible accounts     $ 2,480       $ 5,232    $   -         $3,759       $3,953

OTHER RESERVES:

Year 2000 - Reserve for merger and
              integration charges        $  -         $ 20,700    $   -       $ 18,881       $1,819

Year 2000 - Reserve for injuries and
              damages                    $ 1,547         $ 851    $   -          $ 574       $1,824

Year 1999 - Reserve for injuries and
             damages                     $ 1,282         $ 661    $   -          $ 396       $1,547

Year 1998 - Reserve for injuries and
             damages                     $ 1,047         $ 568    $  261         $ 594       $1,282





(a)(3). EXHIBITS
Exhibits for the company are listed in the Index to Exhibits beginning on page
62.

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

                                           VECTREN CORPORATION


Dated August 27, 2001
                                           /s/ Niel C. Ellerbrook
                                           Niel C. Ellerbrook, Chairman
                                           and Chief Executive Officer


                                INDEX TO EXHIBITS

EX - 1.1 Form of Purchase Agreement among Vectren and underwriters for the sale of Vectren's common stock. (Filed and designated in Form S-3 (No. 333-5390), filed January 19, 2001, File No. 1-15467, as
               Exhibit 1.1.)

EX - 2.1 Agreement and Plan of Merger dated as of June 11,1999 among Indiana Energy, Inc., SIGCORP, Inc. and Vectren Corporation (the "Merger Agreement "). (Filed and designated in Form S-4 to (No. 333-90763) filed on November 12, 1999, File 1-15467, as Exhibit 2.)

EX - 2.2 Amendment No.1 to the Merger Agreement dated December 14, 1999 (Filed and designated in Current Report on Form 8-K filed December 16, 1999, File 1-09091, as Exhibit 2.)

EX - 2.3 Asset Purchase Agreement dated December 14,1999 between Indiana Energy, Inc. and The Dayton Power and Light Company and Number-3CHK with a commitment letter for a 364-Day Credit Facility dated December 16,1999. (Filed and designated in Current Report on Form 8-K dated December 28, 1999, File No. 1-9091, as
               Exhibit 2 and 99.1.)

EX - 3.1 Amended and Restated Articles of Incorporation of Vectren Corporation effective March 31, 2000. (Filed and designated in Current Report on Form 8-K filed April 14, 2000, File No. 1-15467, as Exhibit 4.1.)

EX - 3.2 Code of By-Laws of Vectren Corporation. (Filed and designated in Form S-3 (No. 333-5390), filed January 19, 2001, File No. 1-15467, as Exhibit 4.2.)

EX - 3.3 Shareholders Rights Agreement dated as of October 21, 1999 between Vectren Corporation and Equiserve Trust Company, N.A., as Rights Agent. (Filed and designated in Form S-4 (No. 333-90763), filed November 12. 1999, File No 1-15467, as Exhibit 4.)

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

EX - 10.8      Fifth Supplement, dated as of December 13, 1978, to the Power
               Agreement. (Filed and designated in Form 10-K for the fiscal year
               1979, File No. 1-3553, as Exhibit A-3.)

EX - 10.9      Sixth Supplement, dated as of July 1, 1979, to the Power
               Agreement. (Filed and designated in Form 10-K for the fiscal year
               1979, File No. 1-3553, as Exhibit A-5.)

EX - 10.10     Seventh Supplement, dated as of October 1, 1979, to the Power
               Agreement. (Filed and designated in Form 10-K for the fiscal year
               1979, File No. 1-3553, as Exhibit A-6.)

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

EX - 10.20     Vectren Corporation Retirement Savings Plan. (Filed and
               designated in Form 10-Q for the quarterly period ended September
               30, 2000, File 1-15467, as Exhibit 99.1.)

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

EX - 10.34     Second Amendment to Indiana Energy, Inc. Directors Restricted
               Stock Plan, renamed the Vectren Corporation Directors Restricted
               Stock Plan effective October 1, 2000. (Filed and designated in
               Form 10-K for the year ended December 31, 2000, File 1-15467, as
               Exhibit 10-34.)

EX - 10.35     Third Amendment to Indiana Energy, Inc. Directors Restricted
               Stock Plan, renamed the Vectren Corporation Directors Restricted
               Stock Plan effective March 28, 2001. (Filed and designated in
               Form 10-K for the year ended December 31, 2000, File 1-15467, as
               Exhibit 10-35.)

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

EX - 21 Listing of Subsidiaries (Filed and designated in Form 10-K for the year ended December 31, 2000, File 1-15467, as Exhibit 21.)

EX - 23        Consent of Independent Public Accountants (Filed herewith)

EX - 99.1      Vectren Corporation Press Release regarding gas cost adjustment proceedings filed in Current Report on 8-K on March 29, 2001.
               (Filed herewith.)