Form 10-Q/A
period 2000-12-31
VECTREN CORP
filed 2001-08-29
CIK 1096385

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

                                 Amendment No. 1

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

Commission file number 1-15467

                               VECTREN CORPORATION
                              --------------------
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

                                 (812) 491-4000
                                 ---------------
              (Registrant's telephone number, including area code)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [ ]

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 Common Stock - Without par value       67,716,725              May 10, 2001
----------------------------------   ----------------       -----------------
             Class                   Number of shares              Date

                                TABLE OF CONTENTS


Item                                                                      Page
Number                                                                    Number
   1   Financial Statements (Unaudited)
       Vectren Corporation and Subsidiary Companies
          Condensed Consolidated Balance Sheets                            3-4
          Condensed Consolidated Statements of Operations                   5
          Condensed Consolidated Statements of Cash Flows                   6
       Notes to Unaudited Condensed Consolidated Financial Statements      7-18
   2   Management's Discussion and Analysis of Results of Operations      19-35
       and Financial Condition
       Signatures                                                           36

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                  VECTREN CORPORATION AND SUBSIDIARY COMPANIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Unaudited - Thousands)

                                                                  March 31,        December 31,
                                                          -----------------------   ----------
                               ASSETS                           2001         2000         2000
                             ----------                   ----------   ----------   ----------
Current Assets:
     Cash and cash equivalents                            $   23,115   $   19,559   $   15,170
     Temporary investments                                         -        1,058            -
     Accounts receivable, less reserves of $6,883,
       $4,863 and $5,716, respectively                       359,463      125,414      295,351
     Accrued unbilled revenues                                63,134       32,651      143,365
     Inventories                                              30,401       38,690       95,245
     Prepaid gas delivery service                              4,589          114       34,849
     Recoverable fuel and natural gas costs                  120,003        6,210       96,084
     Prepayments and other current assets                     10,978       23,253       20,998
                                                          ----------   ----------   ----------
         Total current assets                                611,683      246,949      701,062
                                                          ----------   ----------   ----------

Utility Plant:
     Original cost                                         2,805,073    2,375,474    2,786,694
     Less:  accumulated depreciation and amortization      1,254,515    1,042,326    1,233,033
                                                          ----------   ----------   ----------
         Net utility plant                                 1,550,558    1,333,148    1,553,661
                                                          ----------   ----------   ----------

Other Investments:
     Investments in leveraged leases                          93,551       86,978       93,145
     Investments in partnerships and other corporations      114,328       76,338      109,766
     Notes receivable                                         66,888       55,234       64,276
     Other                                                     1,057        1,010        1,057
                                                          ----------   ----------   ----------
         Total other investments                             275,824      219,560      268,244
                                                          ----------   ----------   ----------

Nonutility property, net of accumulated depreciation         125,334       85,338      104,456

Other Assets:
     Deferred charges, net                                    47,444       25,671       31,541
     Goodwill, net                                           196,806            -      197,977
     Regulatory assets                                        52,552       44,983       52,246
                                                          ----------   ----------   ----------
         Total other assets                                  296,802       70,654      281,764
                                                          ----------   ----------   ----------

TOTAL ASSETS                                              $2,860,201   $1,955,649   $2,909,187
                                                          ==========   ==========   ==========


      The accompanying notes are an integral part of these condensed consolidated financial statements.


                  VECTREN CORPORATION AND SUBSIDIARY COMPANIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Unaudited - Thousands)

                                                                      March 31,            December 31,
                                                              --------------------------   ------------
         LIABILITIES AND SHAREHOLDERS' EQUITY                        2001           2000          2000
                                                              -----------    -----------   -----------
Current Liabilities:
     Current maturities of adjustable rate bonds
         subject to tender                                        $     -    $    53,700   $    53,700
     Current maturities of long-term debt and
         other obligations                                              -            190           249
     Short-term borrowings                                        639,462        171,921       759,908
     Accounts payable                                             150,249         49,104       201,481
     Accounts payable to affiliated companies                      40,196         39,476       102,540
     Refunds to customers and customer deposits                    18,544         23,495        22,922
     Accrued taxes                                                 55,660         30,904         9,571
     Accrued interest                                               8,960          7,058        10,272
     Deferred income taxes                                         23,221          1,483        16,531
     Other current liabilities                                     66,326         72,779        70,750
                                                              -----------    -----------   -----------
         Total current liabilities                              1,002,618        450,110     1,247,924
                                                              -----------    -----------   -----------

Deferred Credits and Other Liabilities:
     Deferred income taxes                                        200,570        206,983       204,365
     Accrued postretirement benefits other than pensions           42,983         42,346        45,883
     Unamortized investment tax credits                            22,595         24,934        23,165
     Other                                                         14,007          8,038         5,826
                                                              -----------    -----------   -----------
         Total deferred credits and other liabilities             280,155        282,301       279,239
                                                              -----------    -----------   -----------

Commitments and Contingencies (Notes 10, 11 and 12)

Minority Interest in Subsidiary
                                                                      984          1,021         1,421

Capitalization:
     Long-term debt and other obligations, net of
         current maturities                                       678,881        485,770       631,954
     Preferred stock of subsidiary:
         Redeemable                                                 5,759          8,076         5,875
         Nonredeemable                                             11,053         11,090        11,090
                                                              -----------    -----------   -----------
            Total preferred stock                                  16,812         19,166        16,965
                                                              -----------    -----------   -----------
     Common stock (no par value) - issued and
        outstanding 67,712, 61,299 and 61,419, respectively       347,140        215,917       217,720
     Retained earnings                                            533,643        501,348       506,462
     Accumulated other comprehensive income                           (32)            16         7,502
                                                              -----------    -----------   -----------
         Total common shareholders' equity                        880,751        717,281       731,684
                                                              -----------    -----------   -----------
            Total capitalization                                1,576,444      1,222,217     1,380,603
                                                              -----------    -----------   -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $ 2,860,201    $ 1,955,649   $ 2,909,187
                                                              ===========    ===========   ===========


      The accompanying notes are an integral part of these condensed consolidated financial statements.


                  VECTREN CORPORATION AND SUBSIDIARY COMPANIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Unaudited - Thousands, except per share data)

                                                       Three Months              Twelve Months
                                                      Ended March 31,            Ended March 31,
                                                 ------------------------   -----------------------
OPERATING REVENUES:                                    2001          2000         2001         2000
                                                 ----------    ----------   ----------   ----------
   Gas utility                                   $  522,889    $  200,845   $1,140,797   $  509,236
   Electric utility                                  88,209        72,990      351,628      309,572
   Energy services and other                        271,990        85,609      679,909      288,020
                                                 ----------    ----------   ----------   ----------
     Total operating revenues                       883,088       359,444    2,172,334    1,106,828
                                                 ----------    ----------   ----------   ----------

OPERATING EXPENSES:
   Cost of gas sold                                 404,072       118,527      838,085      281,457
   Fuel for electric generation                      14,561        16,573       69,158       67,250
   Purchased electric energy                         13,153         3,477       46,070       21,006
   Cost of energy services and other                265,204        81,722      656,740      273,142
   Other operating                                   61,432        46,426      214,597      191,215
   Merger and integration costs                         962        27,181       14,926       27,181
   Depreciation and amortization                     31,471        22,662      114,470       88,435
   Taxes other than income taxes                     19,543         8,600       48,953       30,227
                                                 ----------    ----------   ----------   ----------
     Total operating expenses                       810,398       325,168    2,002,999      979,913
                                                 ----------    ----------   ----------   ----------

OPERATING INCOME                                     72,690        34,276      169,335      126,915

OTHER INCOME:
   Equity in earnings of unconsolidated
      investments                                     6,165         9,750        6,271        9,254
   Other - net                                        3,368         5,145       22,872       20,099
                                                 ----------    ----------   ----------   ----------
     Total other income                               9,533        14,895       29,143       29,353
                                                 ----------    ----------   ----------   ----------

INTEREST EXPENSE                                     22,819        12,273       67,679       44,965
                                                 ----------    ----------   ----------   ----------

INCOME BEFORE PREFERRED DIVIDENDS AND
   INCOME TAXES                                      59,404        36,898      130,799      111,303

PREFERRED DIVIDEND REQUIREMENT OF
   SUBSIDIARY                                           238           269          986        1,077
                                                 ----------    ----------   ----------   ----------

INCOME BEFORE INCOME TAXES                           59,166        36,629      129,813      110,226

INCOME TAXES                                         18,775        14,362       38,645       37,433
                                                 ----------    ----------   ----------   ----------

INCOME BEFORE MINORITY INTEREST                      40,391        22,267       91,168       72,793

MINORITY INTEREST IN SUBSIDIARY                         (22)          142          840          643
                                                 ----------    ----------   ----------   ----------

INCOME BEFORE CUMULATIVE EFFECT OF
   ACCOUNTING CHANGE                                 40,413        22,125       90,328       72,150

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
   PRINCIPLE-NET OF TAX (NOTE 8)                      3,938             -        3,938            -
                                                 ----------    ----------   ----------   ----------

NET INCOME                                       $   44,351    $   22,125   $   94,266   $   72,150

                                                 ==========    ==========   ==========   ==========

AVERAGE COMMON SHARES OUTSTANDING                    65,604        61,299       62,446       61,298
DILUTED COMMON SHARES OUTSTANDING                    65,758        61,407       62,498       61,389

EARNINGS PER SHARE OF COMMON STOCK:
   BASIC
     INCOME BEFORE EFFECT OF ACCOUNTING CHANGE   $     0.62    $     0.36   $     1.45   $     1.18
     CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
        PRINCIPLE                                      0.06             -         0.06            -
                                                 ----------    ----------   ----------   ----------
     TOTAL EARNINGS PER SHARE OF COMMON STOCK    $     0.68    $     0.36   $     1.51   $     1.18
                                                 ==========    ==========   ==========   ==========

   DILUTED
     INCOME BEFORE EFFECT OF ACCOUNTING CHANGE   $     0.61    $     0.36   $     1.45   $     1.18
     CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
        PRINCIPLE                                      0.06             -         0.06            -
                                                 ----------    ----------   ----------   ----------
     TOTAL EARNINGS PER SHARE OF COMMON STOCK    $     0.67    $     0.36   $     1.51   $     1.18
                                                 ==========    ==========   ==========   ==========


      The accompanying notes are an integral part of these condensed consolidated financial statements.


                  VECTREN CORPORATION AND SUBSIDIARY COMPANIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Unaudited - Thousands)
                                                                     Three Months           Twelve Months
                                                                    Ended March 31,         Ended March 31,
CASH FLOWS FROM OPERATING ACTIVITIES                               2001         2000         2001         2000
                                                              ---------    ---------    ---------    ---------
     Net income                                               $  44,351    $  22,125    $  94,266    $  72,150
                                                              ---------    ---------    ---------    ---------
     Adjustments to reconcile net income to cash provided
           from operating activities -
         Depreciation and amortization                           31,471       22,662      114,470       88,435
         Preferred dividend requirement of subsidiary               238          269          986        1,077
         Deferred income taxes and investment tax credits           203       (5,491)      21,039        2,540
         Allowance for funds used during construction              (640)        (128)      (3,158)      (3,980)
         (Gain) loss on sale or retirement of assets                  -       (8,961)           -       (8,961)
         Undistributed earnings of unconsolidated
             investments                                         (8,083)     (11,695)     (13,942)     (15,003)
         Cumulative effect of accounting change                  (3,938)           -       (3,938)           -
         Unrealized gain on derivatives                          (5,498)           -       (5,498)           -
     Changes in assets and liabilities -
         Receivables - net                                       16,119       23,213     (253,865)      (8,831)
         Inventories                                             64,844       20,173       62,488       11,537
         Prepaid gas delivery service                            30,260       20,823       (4,475)        (114)
         Recoverable fuel and natural gas costs                 (23,919)        (625)    (105,637)      (4,461)
         Prepayments and other current assets                    10,020         (162)      17,735       (9,692)
         Regulatory assets                                         (306)       2,610       (7,569)       1,777
         Accounts payable, refunds to customers, customer
           deposits, other current liabilities                 (122,378)      12,164       82,580       21,761
         Accrued taxes and interest                              43,278       (2,890)      14,984       (5,123)
         Accrued post-retirement benefits other
             than pensions                                       (2,900)       1,404          637        3,271
         Other - net                                              3,378        9,073       (1,781)       2,764
                                                              ---------    ---------    ---------    ---------
         Total adjustments                                       32,149       82,439      (84,944)      76,997
                                                              ---------    ---------    ---------    ---------
            Net cash flows from operating activities             76,500      104,564        9,322      149,147
                                                              ---------    ---------    ---------    ---------

CASH FLOWS (REQUIRED FOR) FROM FINANCING ACTIVITIES
     Issuance of common stock                                   129,420            -      133,398            -
     Retirement of common and preferred stock                      (153)        (116)      (2,354)      (2,446)
     Proceeds from long-term debt and other obligations               -            -      298,000      110,000
     Retirement of long-term debt and other obligations          (7,022)      (1,542)      (8,779)     (67,682)
     Net change in short-term borrowings                       (120,446)     (35,717)     317,541       49,009
     Dividends on common stock                                  (17,219)     (14,695)     (62,500)     (57,622)
     Other                                                         (189)       1,231        1,043          161
                                                              ---------    ---------    ---------    ---------
            Net cash flows (required for) from
               financing activities                             (15,609)     (50,839)     676,349       31,420
                                                              ---------    ---------    ---------    ---------

CASH FLOWS (REQUIRED FOR) FROM INVESTING ACTIVITIES
     Capital expenditures                                       (46,211)     (40,855)    (169,622)    (122,486)
     Investment in leveraged leases                                   -          112         (328)      (9,247)
     Investments in partnerships and other corporations          (4,419)      11,946      (35,254)     (32,981)
     Change in notes receivable                                  (2,612)     (22,963)     (11,654)     (55,234)
     Cash distributions from unconsolidated investments               -            -        3,413        4,475
     Acquisition of DPL natural gas distribution assets               -            -     (463,301)           -
     Other                                                          296          243       (5,369)       2,607
                                                              ---------    ---------    ---------    ---------
         Net cash flows (required for) investing activities     (52,946)     (51,517)    (682,115)    (212,866)
                                                              ---------    ---------    ---------    ---------

Net increase (decrease) in cash                                   7,945        2,208        3,556      (32,299)

Cash and cash equivalents at beginning of period                 15,170       17,351       19,559       51,858
                                                              ---------    ---------    ---------    ---------

Cash and cash equivalents at end of period                    $  23,115    $  19,559    $  23,115    $  19,559
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

3.       Merger and Integration Costs

Merger and integration costs incurred for the three and twelve months ended March 31, 2001 were $1.0 million and $14.9 million, respectively. The continued merger integration activities will be substantially completed in 2001. Merger costs are reflected in the financial statements of the operating subsidiaries in which merger savings are expected to be realized.

Since March 31, 2000, $42.1 has been expensed associated with merger and integration activities. Accruals were established at March 31, 2000 totaling $20.7 million. Of this amount, $5.5 million related to employee and executive severance cots, $13.1 million related to transaction costs and regulatory filing fees incurred prior to the closing of the merger, and the remaining $2.1 related to employee relocations that occurred prior to or coincident with the merger closing. At March 31, 2001, the accrual remaining for such costs totaled $1.6 million, all related to severance costs. Of the $42.1 million expensed, the remaining $21.4 million was expensed through March 31, 2001 ($20.4 million in 2000 and $1.0 in 2001) for accounting fees resulting from merger related filing requirements, consulting fees related to integration activities such as organization structure, employee travel between company locations as part of integration activities, internal labor of employees assigned to integration teams, investor relations communications activities, and certain benefit costs. The integration activities experienced by the company included such things as information system consolidation, process review and definition, organization design and consolidation, and knowledge sharing.

As a result of merger integration activities, management has identified certain information systems that are expected to be retired in 2001. Accordingly, the useful lives of these assets have been shortened to reflect this decision, resulting in additional depreciation expense of approximately $3.2 million ($2.0 million after tax) and $14.6 million ($9.1 million after tax), respectively, for the three and twelve months ended March 31, 2001.

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


                                                     Three Months Ended March 31,
                                   ---------------------------------------------------------
                                               2001                         2000
                                   ---------------------------  ----------------------------
In thousands, except per                                Per                           Per
share amounts                                          Share                          Share
                                    Income    Shares   Amount   Income     Shares     Amount
                                   -------   -------   ------   -------   -------   --------
Basic EPS                          $44,351    65,604   $ 0.68   $22,125    61,299     $ 0.36
Effect of dilutive stock options         -       154                  -       108
                                   -------   -------   ------   -------   -------   --------
Diluted EPS                        $44,351    65,758   $ 0.67   $22,125    61,407     $ 0.36
                                   =======   =======   ======   =======   =======   ========


                                                   Twelve Months Ended March 31,
                                   ---------------------------------------------------------
                                               2001                        2000
                                   --------------------------   ----------------------------
                                                        Per                          Per
                                                       Share                        Share
                                    Income    Shares   Amount   Income    Shares    Amount
                                   -------   -------   ------   -------   -------   ------
Basic EPS                          $94,266    62,446   $ 1.51   $72,150    61,298   $ 1.18
Effect of dilutive stock options         -        52                  -        91
                                   -------   -------   ------   -------   -------   -------
Diluted EPS                        $94,266    62,498   $ 1.51   $72,150    61,389   $ 1.18
                                   =======   =======   ======   =======   =======   =======


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

As of March 31, 2001, the fair value of power marketing derivative contracts totals $11.8 million and is included in deferred charges, net in the Condensed Consolidated Balance Sheets. The difference between the current market value and the market value on the date of adoption of $5.5 million is included in purchased electric energy in the Condensed Consolidated Statements of Operations. The fair value of the interest rate swap is $1.4 million and is included in other current liabilities on the Condensed Consolidated Balance Sheets. The difference between the current market value and the market value on the date of adoption of $1.4 million ($0.9 million after tax) is included in accumulated other comprehensive income on the Condensed Consolidated Balance Sheets and will be reclassified to interest expense by December 31, 2001 as the swap expires in 2001. Derivatives used by SES remain immaterial.

In addition to these wholly owned subsidiaries, ProLiance Energy, LLC (ProLiance), a 50 % owned equity method investment, adopted SFAS 133 on August 31, 2000. The impact of adoption on ProLiance is reflected in accumulated other comprehensive income due to the nature of the derivatives used.

9.       Comprehensive Income

Vectren's components of comprehensive income (loss) include its portion of ProLiance's comprehensive income and market value fluctuation of an interest rate swap designated as a cash flow hedge. ProLiance's component of comprehensive income is the result of its adoption of SFAS 133.

Comprehensive income consists of the following:


                                                Three Months           Twelve Months
                                                Ended March 31,        Ended March 31,
                                              --------------------   --------------------
In thousands                                      2001        2000       2001        2000
                                              --------    --------   --------    --------
Net income                                    $ 44,351    $ 22,125   $ 94,266    $ 72,150
   Comprehensive income (loss) of
     unconsolidated investments, net of tax     (6,628)          -        874           -
   Interest rate swap and other, net of tax       (906)         62       (922)        (22)
                                              --------    --------   --------    --------
Total comprehensive income                    $ 36,817    $ 22,187   $ 94,218    $ 72,128
                                              ========    ========   ========    ========

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

Manufactured Gas Plants
In the past, Indiana Gas and others operated facilities for the manufacture of gas. Given the availability of natural gas transported by pipelines, these facilities have not been operated for many years. Under currently applicable environmental laws and regulations, Indiana Gas, and others, may now be required to take remedial action if certain byproducts are found above the regulatory thresholds at these sites.

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

In March 2001, Vectren, Indiana Gas and SIGECO reached agreement with the OUCC and CAC regarding the IURC Order. As part of the agreement, among other things, the companies agreed to contribute an additional $1.9 million to the state of Indiana's Low Income Heating Assistance Program in 2001 and to credit $3.3 million of the $3.8 million disallowed amount to Indiana Gas customers' April 2001 utility bills in exchange for both the OUCC and the CAC dropping their appeals of the IURC Order. In April 2001, the IURC issued an order approving the settlement. The contribution to Indiana's Low Income Heating Assistance Program totaling $1.9 million were made in 2001 and were charged to other operating expense. There was no impact to 2000 operations as a result of this contribution.


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

Amounts owed to unconsolidated affiliates totaled $40.2 million, $39.5 million and $102.5 million at March 31, 2001, March 31, 2000 and December 31, 2000, respectively, and are included in accounts payable to affiliated companies on the Condensed Consolidated Balance Sheets. Amounts due from unconsolidated affiliates totaled $24.8 million, $17.0 million and $17.6 million at March 31, 2001, March 31, 2000 and December 31, 2000 respectively, and are included in accounts receivable on the Condensed Consolidated Balance Sheets.

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

                                         Three Months                  Twelve Months
                                        Ended March 31,               Ended March 31,
                                  --------------------------    --------------------------
In thousands                             2001           2000           2001           2000
                                  -----------    -----------    -----------    -----------
Operating Revenues:
   Gas Utility Services           $   522,889    $   200,845    $ 1,140,797    $   509,236
   Electric Utility Services           88,209         72,990        351,628        309,572
   Non-regulated Operations           292,465        101,456        743,847        344,987
   Intersegment Eliminations          (20,475)       (15,847)       (63,938)       (56,967)
                                  -----------    -----------    -----------    -----------
       Total operating revenues   $   883,088    $   359,444    $ 2,172,334    $ 1,106,828
                                  ===========    ===========    ===========    ===========


Net Income:
   Gas Utility Services           $    18,804    $    10,222    $    24,172    $    17,009
   Electric Utility Services           16,869          2,607         51,072         35,017
   Non-regulated Operations             8,678          9,296         19,181         20,124
   Intersegment Eliminations               -              -           (159)             -
                                  -----------    -----------    -----------    -----------
       Net income                 $    44,351    $    22,125    $    94,266    $    72,150
                                  ===========    ===========    ===========    ===========




                                       March 31,     March 31,    December 31,
                                            2001           2000           2000
                                     -----------    -----------    -----------
Identifiable Assets:
     Gas Utility Services            $ 1,511,901    $   828,785    $ 1,658,778
     Electric Utility Services           788,056        755,884        799,104
     Non-regulated Operations            842,762        526,983        749,237
     Intersegment Eliminations          (282,518)      (156,003)      (297,932)
                                     -----------    -----------    -----------
         Total identifiable assets   $ 2,860,201    $ 1,955,649    $ 2,909,187
                                     ===========    ===========    ===========

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



                                                         Three Months                  Twelve Months
In millions, except per share amounts                   Ended March 31,               Ended March 31,
                                                    ----------------------  ----------------------
                                                        2001        2000        2001        2000
                                                    ----------  ----------  ----------  ----------
Net income, as reported                             $     44.4  $     22.1  $     94.3  $     72.2
     Merger and integration costs, net of tax              2.5        19.3        20.1        19.3
     Cumulative effect of accounting change               (3.9)        -          (3.9)        -
     Gain on restructuring of a non-regulated
     investment, net of tax                                -          (4.9)        -          (4.9)
                                                    ----------  ----------  ----------  ----------
Net income before merger and integration costs,
  cumulative effect of accounting change and gain
  on restructuring of a non-regulated investment    $     43.0  $     36.5  $    110.5  $     86.6
                                                    ==========  ==========  ==========  ==========
     Attributed to:
        Regulated                                   $     34.4  $     31.3  $     87.1  $     70.5
        Non-regulated                               $      8.6  $      5.2  $     23.4  $     16.1

Basic earnings per share, as reported               $     0.68  $     0.36  $     1.51  $     1.18
     Merger and integration costs, net of tax             0.04        0.32        0.32        0.32
     Cumulative effect of accounting change              (0.06)       -          (0.06)       -
     Gain on restructuring of a non-regulated
     investment, net of tax                                -         (0.08)       -          (0.08)
                                                    ----------  ----------  ----------  ----------
Basic earnings per share before merger and
  integration costs, cumulative effect of
  accounting change and gain on restructuring
  of a non-regulated investment                     $     0.66  $     0.60  $     1.77  $     1.42
                                                    ==========  ==========  ==========  ==========
     Attributed to:
        Regulated                                   $     0.52  $     0.52  $     1.39  $     1.16
        Non-regulated                               $     0.14  $     0.08  $     0.38  $     0.26


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

Merger and Integration Costs

Merger and integration costs incurred for the three and twelve months ended March 31, 2001 were $1.0 million and $14.9 million, respectively and for both the three and twelve months ended March 31, 2000, totaled $27.2 million Vectren expects to realize net merger savings of nearly $200 million over the next ten years from the elimination of duplicate corporate and administrative programs and greater efficiencies in operations, business processes and purchasing. The continued merger integration activities, which will contribute to the merger savings, will be substantially completed in 2001. Merger costs are primarily reflected in the operations of the utility operating subsidiaries where merger savings are expected to be realized.

Since March 31, 2000, $42.1 million has been expensed associated with merger and integration activities. Accruals were established at March 31, 2000 totaling $20.7 million. Of this amount, $5.5 million related to employee and executive severance costs, $13.1 related to transaction costs and regulatory filing fees incurred prior to the closing of the merger, and the remaining $2.1 million related to employee relocations that occurred prior to or coincident with the merger closing. At March 31, 2001, the accrual remaining for such costs totaled $1.6 million, all related to severance costs. Of the $42.1 million expensed, the remaining $21.4 million was expensed through March 31, 2001 ($20.4 million in 2000 and $1.0 in 2001) for accounting fees resulting from merger related filing requirements, consulting fees related to integration activities such as organization structure, employee travel between company locations as part of integration activities, internal labor of employees assigned to integration teams, investor relations communications activities, and certain benefit costs.

The integration activities experienced by the company included such things as information system consolidation, process review and definition, organization design and consolidation, and knowledge sharing.

As a result of the merger and integration activities, management has identified certain information systems that are expected to be retired in 2001. Accordingly, the useful lives of these assets have been shortened to reflect this decision, resulting in additional depreciation expense of approximately $3.2 million ($2.0 million after tax) and $14.6 million ($9.1 million after tax) for the three and twelve months ended March 31, 2001.

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

Non-regulated Other Income

Equity in Earnings of Unconsolidated Investments
Earnings from unconsolidated investments decreased $3.6 million and $3.0 million, respectively, for the three and twelve months ended March 31, 2001, compared to the prior year. The decreases for both periods reflect an $8.0 million gain recognized in 2000 related to restructuring Communication's investment in SIGECOM, partially offset by the current quarter gain on the sale of one of Haddington Energy Partners, LP's (Haddington) investments.

In March 2001, Haddington, a non-regulated investment accounted for on the equity method, sold its investment in Bear Paw Investments, LLC (Bear Paw) in exchange for a combination of cash and securities. The cost of Haddington's Bear Paw investment approximated $5.1 million, and the net proceeds received approximated $18.1 million, resulting in a pre tax gain of $13.0 million. Vectren recognized its portion of the pre-tax gain, allocated per the terms of the partnership agreement, through equity earnings in unconsolidated investments. The amount of the pre-tax gain recognized by Vectren approximates $3.9 million.

Non-regulated Other Income, Net
Non-regulated other income, net decreased $0.4 million for the three months ended March 31, 2001 and increased $2.8 million for the twelve months ended March 31, 2001 when compared to the prior year primarily due to fluctuations in interest income and leveraged lease income.

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

As of March 31, 2001, the fair value of power marketing derivative contracts totals $11.8 million and is included in deferred charges, net on the Condensed Consolidated Balance Sheets. The difference between the current market value and the market value on the date of adoption of $5.5 million is included in purchased electric energy in the Condensed Consolidated Statements of Operations. The fair value of the interest rate swap is $1.4 million and is included in other current liabilities on the Condensed Consolidated Balance Sheets. The difference between the current market value and the market value on the date of adoption of $1.4 million ($0.9 million after tax) is included in accumulated other comprehensive income on the Condensed Consolidated Balance Sheets and will be reclassified to interest expense by December 31, 2001. Derivatives used by SES remain immaterial.

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

In March 2001, Vectren, Indiana Gas and SIGECO reached agreement with the OUCC and CAC regarding the IURC Order. As part of the agreement, among other things, the companies agreed to contribute an additional $1.9 million to the state of Indiana's Low Income Heating Assistance Program in 2001 and to credit $3.3 million of the $3.8 million disallowed amount to Indiana Gas customers' April 2001 utility bills in exchange for both the OUCC and the CAC dropping their appeals of the IURC Order. In April 2001, the IURC issued an order approving the settlement. The contribution to Indiana's Low Income Heating Assistance Program totaling $1.9 million were made in 2001 and were charged to operations and maintenance expense. There was no impact to 2000 operations as a result of this contribution.

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


                                                VECTREN CORPORATION
                                                Registrant




        August 27, 2001                         /s/Jerome A. Benkert, Jr.
                                                -------------------------
                                                Jerome A. Benkert, Jr.
                                                Executive Vice President and
                                                Chief Financial Officer




                                                /s/M. Susan Hardwick
                                                -------------------------
                                                M. Susan Hardwick
                                                Vice President and Controller