Form 10-Q
period 2001-09-30
VECTREN CORP
filed 2001-11-14
CIK 1096385

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                                    -----------------  -----------------

Commission file number 1-15467


                               VECTREN CORPORATION
                         -----------------------------
             (Exact name of registrant as specified in its charter)

         INDIANA                                           35-2086905
(State or other jurisdiction of                          (I.R.S Employer
incorporation or organization)                          Identification No.)


                20 N.W. Fourth Street, Evansville, Indiana 47741
              (Address of principal executive offices and Zip Code)

                                 (812) 491-4000
                       ---------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 Common Stock -Without par value      67,696,999       November 10, 2001
----------------------------------  --------------   ----------------------
           Class                   Number of shares            Date

                                TABLE OF CONTENTS


Item                                                                    Page
Number                                                                 Number
                      PART I. FINANCIAL INFORMATION
  1  Financial Statements (Unaudited)
     Vectren Corporation and Subsidiary Companies
        Condensed Consolidated Balance Sheets                           3 - 4
        Condensed Consolidated Statements of Operations                   5
        Condensed Consolidated Statements of Cash Flows                   6
     Notes to Unaudited Condensed Consolidated Financial Statements     7 - 22
  2  Management's Discussion and Analysis of Results of Operations
     and Financial Condition                                           23 - 44
  3  Quantitative and Qualitative Disclosure About Market Risk         45 - 46

                       PART II. OTHER INFORMATION
  1  Legal Proceedings                                                    47
  6  Exhibits and Reports on Form 8-K                                  47 - 48
     Signatures                                                           49

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                  VECTREN CORPORATION AND SUBSIDIARY COMPANIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Unaudited - Thousands)


                                                        September 30,  December 31,
                                                        -------------  ------------
               ASSETS                                         2001          2000
               ------                                    -----------   -----------
Current Assets:
     Cash and cash equivalents                            $    3,581   $   15,170
     Accounts receivable, less reserves of $6,039
       and $5,716, respectively                              166,496      295,351
     Accrued unbilled revenues                                17,689      143,365
     Inventories                                             103,188       95,245
     Prepaid gas delivery service                             47,304       34,849
     Recoverable fuel and natural gas costs                   78,990       96,084
     Deferred tax asset                                        1,341            -
     Prepayments and other current assets                     39,681       20,998
                                                          ----------   ----------
         Total current assets                                458,270      701,062
                                                          ----------   ----------
Utility Plant:
     Original cost                                         2,851,942    2,786,694
     Less:  accumulated depreciation and amortization      1,285,148    1,233,033
                                                          ----------   ----------
         Net utility plant                                 1,566,794    1,553,661
                                                          ----------   ----------
Other Investments:
     Investments in leveraged leases                          36,681       93,145
     Investments in partnerships and other corporations      112,792      109,766
     Notes receivable                                         67,786       64,276
     Other                                                     1,071        1,057
                                                          ----------   ----------
         Total other investments                             218,330      268,244
                                                          ----------   ----------

Nonutility property, net of accumulated depreciation         144,981      104,456

Other Assets:
     Deferred charges, net                                    34,682       31,541
     Goodwill, net                                           194,321      197,977
     Regulatory assets                                        52,860       52,246
                                                          ----------   ----------
         Total other assets                                  281,863      281,764
                                                          ----------   ----------

TOTAL ASSETS                                              $2,670,238   $2,909,187
                                                          ----------   ==========


     The accompanying notes are an integral part of these condensed consolidated financial statements.


                  VECTREN CORPORATION AND SUBSIDIARY COMPANIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Unaudited - Thousands)

                                                                      September 30,  December 31,
                                                                      ------------    -----------
       LIABILITIES AND SHAREHOLDERS' EQUITY                                 2001           2000
       ------------------------------------                           ------------    -----------
Current Liabilities:
     Current maturities of adjustable rate bonds
       subject to tender                                              $          -    $    53,700
     Current maturities of long-term debt and other
       obligations                                                               -            249
     Short-term borrowings                                                 655,750        759,908
     Accounts payable                                                       96,519        201,481
     Accounts payable to affiliated companies                               26,815        102,540
     Refunds to customers and customer deposits                             17,688         22,922
     Accrued taxes                                                          21,583          9,571
     Accrued interest                                                        9,520         10,272
     Deferred income taxes                                                       -         16,531
     Other current liabilities                                              42,031         70,750
                                                                       -----------    -----------
         Total current liabilities                                         869,906      1,247,924
                                                                       -----------    -----------

Deferred Credits and Other Liabilities:
     Deferred income taxes                                                 207,998        204,365
     Accrued postretirement benefits other than pensions                    51,702         45,883
     Unamortized investment tax credits                                     21,456         23,165
     Other                                                                  18,398          5,826
                                                                       -----------    -----------
         Total deferred credits and other liabilities                      299,554        279,239
                                                                       -----------    -----------

Commitments and Contingencies (Notes 12 through 15)

Minority Interest in Subsidiary                                              1,893          1,421

Capitalization:
     Long-term debt and other obligations, net of current maturities       678,521        631,954
     Preferred stock of subsidiary:
         Redeemable                                                              -          7,500
         Nonredeemable                                                         460          9,465
                                                                       -----------    -----------
            Total preferred stock of subsidiary                                460         16,965
                                                                       -----------    -----------
     Common stock (no par value) - issued and
        outstanding 67,701 and 61,419, respectively                        345,709        217,720
     Retained earnings                                                     483,890        506,462
     Accumulated other comprehensive income                                 (9,695)         7,502
                                                                       -----------    -----------
         Total common shareholders' equity                                 819,904        731,684
                                                                       -----------    -----------
            Total capitalization                                         1,498,885      1,380,603
                                                                       -----------    -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $ 2,670,238    $ 2,909,187
                                                                       ===========    ===========



     The accompanying notes are an integral part of these condensed consolidated financial statements.


                  VECTREN CORPORATION AND SUBSIDIARY COMPANIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Unaudited - Thousands, except per share data)


                                                             Three Months              Nine Months
                                                           Ended September 30,      Ended September 30,
                                                          ---------------------   -----------------------
OPERATING REVENUES:                                          2001         2000        2001         2000
                                                          ---------   ---------   ----------    ---------
    Gas utility                                           $  97,578   $  90,156   $  774,265    $ 391,486
    Electric utility                                        104,335      97,936      287,564      249,215
    Energy services and other                               156,444     129,763      611,889      300,426
                                                          ---------   ---------   ----------    ---------
      Total operating revenues                              358,357     317,855    1,673,718      941,127
                                                          ---------   ---------   -----------    ---------

OPERATING EXPENSES:
    Cost of gas sold                                         51,147      54,948      550,019      229,373
    Fuel for electric generation                             21,011      20,154       56,852       55,619
    Purchased electric energy                                22,565      12,449       69,379       25,085
    Cost of energy services and other                       143,733     123,345      582,527      282,310
    Other operating                                          55,218      46,023      175,823      142,620
    Merger and integration costs                              1,326         864        2,088       31,306
    Restructuring costs                                       2,580           -       14,382            -
    Depreciation and amortization                            32,321      26,315       95,586       75,008
    Taxes other than income taxes                             9,309       6,114       39,905       22,170
                                                          ---------   ---------   ----------    ---------
      Total operating expenses                              339,210     290,212    1,586,561      863,491
                                                          ---------   ---------   ----------    ---------

OPERATING INCOME                                             19,147      27,643       87,157       77,636

OTHER INCOME:
    Equity in earnings of unconsolidated affiliates           4,881         495       14,965       11,172
    Other, net                                                1,961       6,181       11,512       20,274
                                                          ---------   ---------   ----------    ---------
      Total other income                                      6,842       6,676       26,477       31,446
                                                          ---------   ---------   ----------    ---------

INTEREST EXPENSE                                             18,870      13,347       62,626       37,940
                                                          ---------   ---------   ----------    ---------

INCOME BEFORE INCOME TAXES                                    7,119      20,972       51,008       71,142

INCOME TAXES                                                  1,353       4,871       14,470       23,527

MINORITY INTEREST IN SUBSIDIARY                                 980         402          810          983

PREFERRED DIVIDEND REQUIREMENT OF SUBSIDIARY                    268         241          748          776
                                                          ---------   ---------   ----------    ---------

INCOME BEFORE EXTRAORDINARY LOSS AND
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE           4,518      15,458       34,980       45,856
Extraordinary loss -  net of tax                                  -           -       (7,706)           -
Cumulative effect of change in accounting principle
 - net of tax                                                     -           -        3,938            -
                                                          ---------   ---------   ----------    ---------
NET INCOME                                                $   4,518   $  15,458   $   31,212    $  45,856
                                                          =========   =========   ==========    =========

AVERAGE COMMON SHARES OUTSTANDING                            67,512      61,219       66,470       61,257
DILUTED COMMON SHARES OUTSTANDING                            67,654      61,302       66,616       61,332

EARNINGS PER SHARE OF COMMON STOCK:
BASIC:
    INCOME BEFORE EXTRAORDINARY LOSS AND
    CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE   $    0.07   $    0.25   $     0.53    $    0.75
    Extraordinary loss                                            -           -        (0.12)           -
    Cumulative effect of change in accounting principle           -           -         0.06            -
                                                          ---------   ---------   ----------    ---------
    EARNINGS PER SHARE OF COMMON STOCK                    $    0.07   $    0.25   $     0.47    $    0.75
                                                          =========   =========   ==========    =========

DILUTED:
    INCOME BEFORE EXTRAORDINARY LOSS AND
    CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE   $    0.07   $    0.25   $     0.53    $    0.75
    Extraordinary loss                                            -           -        (0.12)           -
    Cumulative effect of change in accounting principle           -           -         0.06            -
                                                          ---------   ---------   ----------    ---------
    EARNINGS PER SHARE OF COMMON STOCK                    $    0.07   $    0.25   $     0.47    $    0.75
                                                          =========   =========   ==========    =========

DIVIDENDS DECLARED PER SHARE OF COMMON STOCK              $    0.26   $    0.24   $     0.77    $    0.73
                                                          =========   =========   ==========    =========



     The accompanying notes are an integral part of these condensed consolidated financial statements.

                  VECTREN CORPORATION AND SUBSIDIARY COMPANIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited - Thousands)
                                                                       Nine Months
                                                                   Ended September 30,
                                                                 ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES                                2001           2000
                                                                 ---------     --------
    Net income                                                    $ 31,212      $ 45,856
                                                                 ---------      --------
    Adjustments to reconcile net income to cash provided
         from operating activities -
       Depreciation and amortization                                95,586       75,008
       Preferred dividend requirement of subsidiary                    748          776
       Deferred income taxes and investment tax credits             (7,837)      (4,318)
       Allowance for funds used during construction                 (1,783)        (436)
       (Gain) loss on sale or retirement of assets, net of tax       7,706            -
       Unrealized loss on derivatives                                3,264            -
       Undistributed earnings of unconsolidated investments        (14,965)     (11,172)
       Other non-cash income and expenses                           (4,914)      (6,682)
       Cumulative effect of change in accounting
         principle, net of tax                                      (3,938)           -
    Changes in assets and liabilities -
       Receivables and accrued unbilled revenues                   254,531       25,399
       Inventories                                                  (7,943)       8,696
       Prepaid gas delivery service                                (12,455)     (25,851)
       Recoverable fuel and natural gas costs                       17,094      (25,095)
       Prepayments and other current assets                        (12,302)       7,451
       Regulatory assets                                              (614)       4,645
       Accounts payable, refunds to customers, customer
         deposits, other current liabilities                      (221,044)      10,688
       Accrued taxes and interest                                   19,921      (21,489)
       Accrued post-retirement benefits other than pensions          5,819        3,733
       Other assets and liabilities                                  3,238       (3,114)
                                                                 ---------    ---------
       Total adjustments                                           120,112       38,239
                                                                 ---------    ---------
         Net cash flows from operating activities                  151,324       84,095
                                                                 ---------    ---------

CASH FLOWS FROM (REQUIRED FOR) FINANCING ACTIVITIES
    Issuance of common stock                                       129,420            -
    Dividends on and retirement of preferred stock                 (18,424)      (2,776)
    Retirement of long-term debt and other obligations              (7,535)      (2,635)
    Net change in short-term borrowings                           (104,158)     102,907
    Dividends on common stock                                      (51,659)     (44,370)
                                                                 ---------    ---------
       Net cash flows from (required for) financing
        activities                                                 (52,356)      53,126
                                                                 ---------    ---------

CASH FLOWS (REQUIRED FOR) INVESTING ACTIVITIES
    Capital expenditures                                          (142,008)     (94,420)
    Investments in partnerships and other corporations             (24,059)     (12,121)
    Change in notes receivable                                      (3,510)     (30,113)
    Proceeds from sale of leveraged lease investments               46,726            -
    Cash distributions from unconsolidated investments              10,703        3,352
    Other                                                            1,591       (2,261)
                                                                 ---------    ---------
       Net cash flows (required for) investing activities         (110,557)    (135,563)
                                                                 ---------    ---------

Net increase (decrease) in cash                                    (11,589)       1,658

Cash and cash equivalents at beginning of period                    15,170       17,351
                                                                 ---------    ---------

Cash and cash equivalents at end of period                       $   3,581    $  19,009
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

                  VECTREN CORPORATION AND SUBSIDIARY COMPANIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       Organization and Nature of Operations

Vectren Corporation (Vectren or the Company) is an Indiana corporation that was organized on June 10, 1999, solely for the purpose of effecting the merger of Indiana Energy, Inc. (Indiana Energy) and SIGCORP, Inc. (SIGCORP). On March 31, 2000, the merger of Indiana Energy with SIGCORP and into Vectren was consummated with a tax-free exchange of shares and has been accounted for as a pooling-of-interests.

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

On October 31, 2000, Vectren acquired the natural gas distribution assets of The Dayton Power and Light Company for approximately $465.0 million. The acquisition has been accounted for as a purchase transaction in accordance with Accounting Principles Board (APB) Opinion No. 16 "Business Combinations" and accordingly, the results of operations of the acquired businesses are included in the accompanying financial statements since the date of acquisition.

Vectren acquired the natural gas distribution assets as a tenancy in common through two separate wholly owned subsidiaries. Vectren Energy Delivery of Ohio, Inc. (VEDO) holds a 53% undivided ownership interest in the assets and Indiana Gas holds a 47% undivided ownership interest. VEDO is the operator of the assets, operations of which are referred to as "the Ohio operations."

VUHI's regulated subsidiaries serve approximately one million customers. Indiana Gas provides natural gas distribution and transportation services to a diversified base of customers in 311 communities in 49 of Indiana's 92 counties. SIGECO provides generation, transmission, distribution and the sale of electric power to Evansville, Indiana, and 74 other communities in 8 counties in southwestern Indiana, and the distribution and sale of natural gas to Evansville, Indiana, and 64 communities in 10 counties in southwestern Indiana. The Ohio operations provide natural gas distribution and transportation services to Dayton, Ohio and 16 counties in west central Ohio.

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

2.       Basis of Presentation

The interim condensed financial statements included in this report have been prepared by Vectren, without audit, as provided in the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted as provided in such rules and regulations. Vectren believes that the information in this report reflects all adjustments necessary to fairly state the results of the interim periods reported. These condensed financial statements and related notes should be read in conjunction with Vectren's audited annual consolidated financial statements for the year ended December 31, 2000, filed on Form 10-K/A. Because of the seasonal nature of Vectren's utility operations, the results shown on a quarterly basis are not necessarily indicative of annual results.

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

3.       Merger and Integration Costs

Merger and integration costs incurred for the three and nine months ended September 30, 2001 were $1.3 million and $2.1 million, respectively, and for the three and nine months ended September 30, 2000 totaled $0.9 million and $31.3 million, respectively. Merger and integration activities will be completed in 2001.

Since March 31, 2000, $43.2 million has been expensed associated with merger and integration activities. Accruals were established at March 31, 2000 totaling $20.7 million. Of this amount, $5.5 million related to employee and executive severance costs, $13.1 million related to transaction costs and regulatory filing fees incurred prior to the closing of the merger, and the remaining $2.1 million related to employee relocations that occurred prior to or coincident with the merger closing. At September 30, 2001, the accrual remaining for such costs totaled $1.1 million, all related to severance costs. Of the $43.2 million expensed, the remaining $22.5 million was expensed through September 30, 2001 ($20.4 million in 2000 and $2.1 million in 2001) for accounting fees resulting from merger related filing requirements, consulting fees related to integration activities such as organization structure, employee travel between company locations as part of integration activities, internal labor of employees assigned to integration teams, investor relations communications activities, and certain benefit costs.

The integration activities experienced by the Company included such things as information system consolidation, process review and definition, organization design and consolidation, and knowledge sharing.

As a result of merger integration activities, management has identified certain information systems that are expected to be retired in 2001. Accordingly, the useful lives of these assets have been shortened to reflect this decision, resulting in additional depreciation expense of approximately $2.7 million ($1.7 million after tax) and $8.2 million ($5.1 million after tax) for the three and nine months ended September 30, 2001, respectively, and $3.3 million ($2.0 million after tax) and $6.7 million ($4.1 million after tax) for the three and nine months ended September 30, 2000, respectively.

4.       Restructuring Costs

In June 2001, the Company's management and board of directors approved a plan to restructure, primarily, its regulated operations. The restructuring plan involves the elimination of administrative and supervisory positions in its utility operations and corporate office. Charges of $11.8 million were expensed in June 2001 as a direct result of the restructuring plan. Additional charges incurred during the third quarter primarily related to consulting fees and employee relocation totaled $2.6 million. In total, the Company has incurred restructuring charges of $14.4 million. These charges were comprised of $9.3 million for severance, related benefits and other employee related costs, $2.0 million for lease termination fees related to duplicate facilities, and $3.1 million for consulting fees incurred as of September 30, 2001.

Components of restructuring expense incurred through September 30, 2001 are as follows:


                                 Accrual for        Incurred Expenses
                                Expected Cash -----------------------
In millions                        Payments   Paid in Cash   Non-Cash   Total Expense
                                   --------   ------------   --------   -------------
Severance and related costs         $ 1.8         $6.7         $0.8          $9.3
Lease termination fees                2.0            -            -           2.0
Consulting fees                         -          3.1            -           3.1
                                   --------   ------------   --------   -------------
      Total                         $ 3.8         $9.8         $0.8         $14.4
                                   ========   ============   ========   =============

The $9.3 million expensed for employee severance and related costs is associated with approximately 90 employees. Employee separation benefits include severance, healthcare and outplacement services. As of September 30, 2001, approximately 60 employees have exited the business. The restructuring program will be completed during 2001.

Components of the accrual for expected cash payments, which is included in other current liabilities, as of September 30, 2001 is as follows:

                                                                               Accrual at
                                  Accrual at       Cash    Modifications to   September 30,
In millions                     June 30, 2001    Payments    the Accrual          2001
                                -------------    --------  ----------------   -------------
Severance and related costs        $ 6.8          $(5.8)         $0.8              $1.8
Lease termination fees               2.0              -             -               2.0
                                -------------    --------  ----------------   -------------
       Total                       $ 8.8          $(5.8)         $0.8              $3.8
                                =============    ========  ================   =============

5.       Extraordinary Loss

In June 2001, Southern Indiana Properties, Inc., a non-regulated wholly owned subsidiary, agreed to sell certain leverage lease investments with a net book value of $59.1 million at a loss of $12.4 million ($7.7 million after tax). Because of the transaction's significance and because the transaction occurred within two years of the effective date of the merger of Indiana Energy and SIGCORP, which was accounted for as a pooling-of-interests, APB Opinion No. 16, "Business Combinations" calls for the loss on disposition of these investments to be treated as extraordinary. Proceeds from the sale of $46.7 million were used to retire short-term borrowings.

6.       Short - Term Borrowings

VUHI's credit facility was renewed in June 2001 and extended though June 2002. As part of the renewal, the capacity of the facility was decreased from $435.0 million to $350.0 million.

7.       Long - Term Debt

In September 2001, VUHI filed a shelf registration statement for $350.0 million aggregate principal amount of unsecured senior notes. When issued, these unsecured notes are to be guaranteed by VUHI's three operating utility companies: SIGECO, Indiana Gas, and VEDO. VUHI has no significant independent assets or operations other than the assets and operations of these subsidiary guarantors. These guarantees of VUHI's debt are full and unconditional and joint and several.

In October 2001, VUHI issued guaranteed senior unsecured notes with an aggregate principal amount of $100.0 million and an interest rate of 7.25%. The net proceeds from the sale of the senior notes were used to reduce existing debt outstanding under VUHI's short-term borrowing arrangements. The senior notes have no sinking fund requirement and are due October 2031. However, the senior notes may be called, in whole or in part, at any time after October 2006 at 100% of the principal amount plus any accrued interest thereon.

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

8.       Preferred Stock of Subsidiary

In September 2001, the Company notified holders of SIGECO's 4.80%, 4.75% and 6.50% preferred stock of its intention to redeem the shares. The 4.80% preferred stock was redeemed at $110.00 per share, plus $1.3464 in accrued and unpaid dividends. Prior to the redemption, there were 85,519 shares outstanding. The 4.75% preferred stock was redeemed at $101.00 per share, plus $0.9694 in accrued and unpaid dividends. Prior to the redemption, there were 3,000 shares outstanding. The 6.50% preferred stock was redeemed at $104.23 per share, plus $0.7339 in accrued and unpaid dividends. Prior to the redemption, there were 75,000 shares outstanding.

9.       Shareholders' Equity

Vectren At-Risk Compensation Plan
At the annual shareholders meeting on April 25, 2001, Vectren shareholders approved the Company's At-Risk Compensation Plan. On May 1, 2001, per the terms of the plan, 4,000,000 shares of common stock were reserved for issuance in the form of stock options, restricted stock, and other awards. Approximately 785,000 stock options have been granted to employees of the Company.

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

10.       Comprehensive Income

Vectren's components of comprehensive income (loss) include its portion of ProLiance Energy, LLC's (ProLiance) other comprehensive income and the market value fluctuation of its interest rate swaps designated as cash flow hedges. ProLiance's other comprehensive income results from its adoption of Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) and continued use of energy contracts qualifying as cash flow hedges. See Note 15 for more information on ProLiance and Note 17 for more information on SFAS 133.

Comprehensive income (loss) consists of the following:


                                                     Three Months            Nine Months
                                                  Ended September 30,    Ended September 30,
                                                 --------------------   --------------------
In thousands                                        2001       2000       2001        2000
                                                 ---------   --------   --------    --------
Net income                                       $  4,518    $ 15,458   $ 31,212    $ 45,856
     Comprehensive loss of unconsolidated
       affiliates, net of tax                      (2,135)          -    (13,199)          -
     Interest rate swaps and other, net of tax     (3,016)          3     (3,998)         74

                                                 --------    --------   --------    --------
Total comprehensive income (loss)                $   (633)   $ 15,461   $ 14,015    $ 45,930
                                                 ========    ========   ========    ========

11.      Earnings Per Share

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share assumes the conversion of stock options and restricted stock into common shares using the treasury stock method to the extent the effect of the conversion would be dilutive.

The following table details the number of shares of common stock added to the average common shares outstanding to show the effects of the assumed exercise of stock options and vesting of restricted stock for the purpose of calculating diluted earnings per share.


                                                     Three Months Ended September 30,
                                            ------------------------------------------------------
                                                       2001                        2000
                                            -------------------------    -------------------------
In thousands, except                                            Per                          Per
per share amounts                                              Share                        Share
                                             Income   Shares   Amount     Income   Shares   Amount
                                            -------   ------   ------    --------  ------   ------
Basic EPS                                   $ 4,518   67,512   $ 0.07    $ 15,458  61,219   $ 0.25
Effect of dilutive stock equivalents                     142                           83
                                            -------   ------   ------    --------  ------   ------
Diluted EPS                                 $ 4,518   67,654   $ 0.07    $ 15,458  61,302   $ 0.25
                                            =======   ======   ======    ========  ======   ======


                                                      Nine Months Ended September 30,
                                          --------------------------------------------------------
                                                      2001                          2000
                                          ---------------------------   --------------------------
                                                                Per                          Per
                                                               Share                        Share
                                           Income    Shares    Amount    Income    Shares   Amount
                                          --------   ------   -------   --------   ------   ------
Basic EPS                                 $ 31,212   66,470    $ 0.47   $ 45,856   61,257   $ 0.75
Effect of dilutive stock equivalents                    146                            75
                                          --------   ------   -------   --------   ------   ------
Diluted EPS                               $ 31,212   66,616    $ 0.47   $ 45,856   61,332   $ 0.75
                                          ========   ======   =======   ========   ======   ======

For the three and nine months ended September 30, 2001, options to purchase an additional 870,821 shares of the Company's common stock were outstanding, but were not included in the computation of diluted earnings per share because their effect would be antidilutive. Exercise prices for options excluded from the computation ranged from $22.54 to $24.05.

For the three and nine months ended September 30, 2000, options to purchase an additional 95,400 shares of the Company's common stock were outstanding, but were not included in the computation of diluted earnings per share because their effect would be antidilutive. Exercise prices for options excluded from the computation equaled $24.05.

12.      Commitments and Contingencies

Legal Proceedings
The Company is party to various legal proceedings arising in the normal course of business. In the opinion of management, there are no legal proceedings pending against the Company that are likely to have a material adverse effect on its financial position or results of operations. See Note 13 regarding the Culley Generating Station Investigation Matter and Note 15 regarding ProLiance Energy, LLC.

Vectren Advanced Communications
Vectren Advanced Communications (VAC), a wholly owned non-regulated subsidiary, was formed to hold the Company's investments in Utilicom Networks, LLC (Utilicom) and related entities. Utilicom is a provider of bundled communications services through high capacity broadband networks, including high speed Internet service, cable television and telephone service. SIGECOM, LLC (SIGECOM), which is a venture between VAC and Utilicom, provides services to the greater Evansville, Indiana area. VAC and Utilicom plan to provide services to the greater Indianapolis, Indiana and Dayton, Ohio markets.

As part of Utilicom's plans to establish operating ventures in the Indianapolis and Dayton markets and to recapitalize SIGECOM, Utilicom plans to raise $600.0 million in capital. The Company is committed to invest up to $100.0 million, subject to Utilicom obtaining all required funding. VAC expects to fund an additional investment in Utilicom and SIGECOM of $10.0 million, which is a portion of the $100.0 million discussed above. This investment, along with an additional investment by an existing investor, is expected to fully fund SIGECOM as a stand alone entity.

In July 2001, Utilicom announced a delay in the funding of projects in Indianapolis and Dayton. This delay, with which Vectren management agrees, is due to the current environment in the capital debt markets particularly related to telecommunication related investments which has prevented Utilicom from obtaining debt financing on terms which it considers acceptable. While the existing investors are still committed to the Indianapolis and Dayton markets. This delay necessitated and resulted in the extension of the franchising agreements through September 2002. Vectren does not intend to proceed unless the Indianapolis and Dayton projects are fully funded.

At September 30, 2001, VAC's investments in all Utilicom related entities approximate $37.3 million, of which approximately $1.9 million has been invested directly in the Indianapolis and Dayton ventures.

13.      Environmental Matters

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

The NOx emissions budget for Indiana stipulated in the USEPA's final ruling requires a 31% reduction in total NOx emissions from Indiana. Indiana's implementation plan requires SIGECO to lower its system-wide NOx emissions to
 .14/mmbtu. Based on the level of system-wide emissions reductions required and the control technology utilized to achieve the reductions, the current estimated construction cost ranges from $175.0 million to $200.0 million and is expected to be expended during the 2001-2004 period. Related additional annual operation and maintenance expenses are estimated to be $8.0 million to $10.0 million. Through September 30, 2001, approximately $10.8 million has been expended. The Company's system-wide compliance is required by May 31, 2004 (the compliance date).

In April 2001, the Company initiated steps toward compliance with the revised regulations. These steps include upgrading Culley Generating Station Unit 3 (Culley), Warrick Generating Station Unit 4 (Warrick), and A.B. Brown Generating Station Unit 2 (A.B. Brown) with selective catalytic reduction (SCR) systems. SCR systems reduce flue gas NOx emissions to atmospheric nitrogen and water using ammonia in chemical reaction. This technology is known to be the most effective method of reducing NOx emissions where high removal efficiencies are required. The Company expects the Culley, Warrick and A.B. Brown SCR systems to be operational by the compliance date. Modifications to these stations are expected to reduce the Company's overall NOx emissions to levels compliant with Indiana's NOx emissions budget allotted by the USEPA. No accrual has been recorded by the Company related to the NOx SIP Call matter. The rules governing NOx emissions are to be applied prospectively.

In August 2001, the Indiana Utility Regulatory Commission (IURC) issued an order that (1) approves the Company's proposed project to achieve environmental compliance by investing in clean coal technology, (2) approves the Company's project cost estimate for the construction, subject to periodic review of the actual costs incurred, and (3) approves a mechanism for recovery of construction work in progress on an ongoing basis so that prior to an electric base rate case, the Company may recover its capital costs for the project, at its overall cost of capital, including a return on equity.

Culley Generating Station Investigation Matter. The USEPA initiated an investigation under Section 114 of the Act of SIGECO's coal-fired electric generating units in commercial operation by 1977 to determine compliance with environmental permitting requirements related to repairs, maintenance, modifications and operations changes. The focus of the investigation was to determine whether new source performance standards should be applied to the modifications and whether the best available control technology was, or should have been, used. Numerous other electric utilities were, and are currently, being investigated by the USEPA under an industry-wide review for similar compliance. SIGECO responded to all of the USEPA's data requests during the investigation. In July 1999, SIGECO received a letter from the Office of Enforcement and Compliance Assurance of the USEPA discussing the industry-wide investigation, vaguely referring to the investigation of SIGECO and inviting SIGECO to participate in a discussion of the issues. No specifics were noted; furthermore, the letter stated that the communication was not intended to serve as a notice of violation. Subsequent meetings were conducted in September and October 1999 with the USEPA and targeted utilities, including SIGECO, regarding potential remedies to the USEPA's general allegations.

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

The lawsuit seeks fines against SIGECO in the amount of $27,500 per day per violation. The lawsuit does not specify the number of days or violations the USEPA believes occurred. The lawsuit also seeks a court order requiring SIGECO to install the best available emissions technology at the Culley Generating Station. If the USEPA were successful in obtaining an order, SIGECO estimates that it would incur capital costs of approximately $40.0 million to $50.0 million to comply with the order. As a result of the NOx SIP call issue, the majority of the $40.0 million to $50.0 million for best available emissions technology at Culley Generating Station is included in the $175.0 million to $200.0 million cost range previously discussed.

The USEPA has also issued an administrative notice of violation to SIGECO making the same allegations, but alleging that violations began in 1977.

While it is possible that SIGECO could be subjected to criminal penalties if the Culley Generating Station continues to operate without complying with the new source performance standards and the allegations are determined by a court to be valid, SIGECO believes such penalties are unlikely as the USEPA and the electric utility industry have a bonafide dispute over the proper interpretation of the Act. Accordingly, the Company has recorded no accrual and the plant continues to operate while the matter is being decided.

Information Request. On January 23, 2001, SIGECO received an information request from the USEPA under Section 114(a) of the Act for historical operational information on the Warrick and A.B. Brown generating stations. SIGECO has provided all information requested, and no further action has occurred.

Manufactured Gas Plants
In the past, Indiana Gas and others operated facilities for the manufacture of gas. Given the availability of natural gas transported by pipelines, these facilities have not been operated for many years. Under currently applicable environmental laws and regulations, Indiana Gas and others may now be required to take remedial action if certain byproducts are found above the regulatory thresholds at these sites.

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

With respect to insurance coverage, as of September 30, 2001, Indiana Gas has received and recorded settlements from all known insurance carriers in an aggregate amount approximating its $20.3 million accrual.

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

14.      Rate and Regulatory Matters

Gas Costs Proceedings
Commodity prices for natural gas purchases were significantly higher during the 2000 - 2001 heating season, primarily due to colder temperatures, increased demand and tighter supplies. Subject to compliance with applicable state laws, Vectren's utility subsidiaries are allowed full recovery of such changes in purchased gas costs from their retail customers through commission-approved gas cost adjustment (GCA) mechanisms.

In March 2001, Indiana Gas and SIGECO reached agreement with the Indiana Office of Utility Consumer Counselor (OUCC) and the Citizens Action Coalition of Indiana, Inc (CAC) regarding the matters raised by the IURC Order that disallowed $3.8 million of Indiana Gas' gas procurement costs for the 2000 - 2001 heating season which was recognized in 2000. As part of the agreement, among other things, the companies agreed to contribute an additional $1.9 million to the State of Indiana's Low Income Heating Assistance Program in 2001 and to credit $3.3 million of the $3.8 million disallowed amount to Indiana Gas customers' April 2001 utility bills in exchange for both the OUCC and the CAC dropping their appeals of the IURC Order. In April 2001, the IURC issued an order approving the settlement. The contributions to Indiana's Low Income Heating Assistance Program totaling $1.9 million were made in 2001 and were charged to other operating expense. There was no impact to 2000 operations as a result of this contribution.

Purchased Power Costs
As a result of an appeal of a generic order issued by the IURC in August 1999 regarding guidelines for the recovery of purchased power costs, SIGECO entered into a settlement agreement with the OUCC that provides certain terms with respect to the recoverability of such costs. The settlement, originally approved by the IURC on August 9, 2000, has been extended by agreement through March 2002. Under the settlement, SIGECO can recover the entire cost of purchased power up to an established benchmark, and during forced outages, SIGECO will bear a limited share of its purchased power costs regardless of the market costs at that time. Based on this agreement, SIGECO believes it has limited its exposure to unrecoverable purchased power costs.

15.      ProLiance Energy, LLC

ProLiance, a non-regulated, energy marketing affiliate of Vectren, began providing natural gas and related services to Indiana Gas, Citizens Gas and Coke Utility (Citizens Gas) and others effective April 1, 1996. In March 2001, ProLiance began providing services to the Ohio operations. Effective March 2001, Vectren owns 52.5% of ProLiance, and Citizens owns 47.5%. The provisions of the ownership agreement call for governance of ProLiance, including voting rights, to remain at 50% for each owner. Vectren continues to account for its investment in ProLiance using the equity method of accounting.

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

The IURC has recently commenced the processing of the further GCA proceeding regarding the three pricing issues. The IURC has indicated that it will also consider the prospective relationship of ProLiance with the utilities in this proceeding. Discovery is ongoing in this proceeding, and an evidentiary hearing is scheduled for 2002. Until the issues reserved by the IURC are resolved, Vectren will continue to reserve a portion of its share of ProLiance earnings.

Indiana Gas continues to record gas costs in accordance with the terms of the ProLiance contract, and Vectren continues to record its proportional share of ProLiance's earnings. Pre-tax income of $2.8 million and $0.7 million was recognized as ProLiance's contribution to earnings for the three months ended September 30, 2001 and 2000, respectively. Pre-tax income of $12.4 million and $5.6 million was recognized as ProLiance's contribution to earnings for the nine months ended September 30, 2001 and 2000, respectively. Earnings recognized from ProLiance are included in equity in earnings of unconsolidated investments on the Condensed Consolidated Statements of Operations. At September 30, 2001 and December 31, 2000, Vectren has reserved approximately $3.2 million and $2.4 million, respectively, of ProLiance's earnings after tax pending resolution of the remaining issues. The reserve represents 10% of ProLiance's pretax earnings and serves as management's best estimate of potential exposure arising from the three pricing issues.

Purchases from ProLiance for resale and for injections into storage for the three months ended September 30, 2001 and 2000 totaled $89.3 million and $81.2 million, respectively; and for the nine months ended September 30, 2001 and 2000 totaled $503.7 million and $217.5 million, respectively. Amounts owed to ProLiance at September 30, 2001 and December 31, 2000 for those purchases were $25.8 million and $97.7 million, respectively and are included in accounts payable to affiliated companies on the Condensed Consolidated Balance Sheets. Amounts charged by ProLiance are market based.

ProLiance had a standby letter of credit facility with a bank for letters up to $45.0 million at December 31, 2000. This facility is collaterialized in part by a support agreement from Vectren. Letters of credit outstanding at December 31, 2000 totaled $22.0 million. During 2001, this facility was renegotiated with another bank and the support agreement is no longer in effect.

In August 1998, Indiana Gas, Citizens Gas and ProLiance each received a Civil Investigative Demand (CID) from the United States Department of Justice requesting information relating to Indiana Gas' and Citizens Gas' relationship with and the activities of ProLiance. The Department of Justice issued the CID to gather information regarding ProLiance's formation and operations, and to determine if trade or commerce has been restrained. In October 2001 the Antitrust Division of the Department of Justice informed the Company that it closed the investigation without further action.

16.      Other Affiliate Transactions

CIGMA, LLC (CIGMA), owned jointly and equally by a wholly owned subsidiary of Vectren and a third party, provides materials acquisition and related services that are used by certain wholly owned subsidiaries of Vectren. Purchases of these services during the three months ended September 30, 2001 and 2000 totaled $4.8 million and $4.2 million, respectively; and for the nine months ended September 30, 2001 and 2000 totaled $13.5 million and $12.4 million, respectively. Amounts charged by CIGMA are market based.

Vectren is a two-thirds guarantor of certain surety bonds and other obligations of Energy Systems Group, LLC, a two-thirds owned consolidated subsidiary. Vectren's share of the guarantee of such obligations totaled $81.6 million and $50.6 million at September 30, 2001 and December 31, 2000, respectively.

                  Amounts owed to other unconsolidated affiliates, excluding ProLiance, totaled $1.0 million, and $4.8 million at September 30, 2001 and December 31, 2000, respectively, and are included in accounts payable to affiliated companies on the Condensed Consolidated Balance Sheets. Amounts due from other unconsolidated affiliates totaled $25.3 million and $17.6 million at September 30, 2001 and December 31, 2000 respectively, and are included principally in notes receivable on the Condensed Consolidated Balance Sheets.

17.      Risk Management, Derivatives and New Accounting Principle

Risk Management
Vectren is exposed to market risks associated with commodity prices, interest rates, and counterparty credit. These financial exposures are monitored and managed by the Company as an integral part of its overall risk management program.

Commodity Price Risk. The Company's regulated operations have limited exposure to commodity price risk for purchases and sales of natural gas and electric energy for its retail customers due to current Indiana and Ohio regulations, which subject to compliance with applicable state regulations, allow for recovery of such purchases through natural gas and fuel cost adjustment mechanisms. (See Note 14 Rate and Regulatory Matters.)

The Company does engage in limited, wholesale power marketing and natural gas marketing activities that may expose it to commodity price risk associated with fluctuating electric power and natural gas commodity prices.

Vectren's wholesale power marketing activities manage the utilization of its available electric generating capacity. Vectren's wholesale natural gas marketing activities purchase and sell natural gas to meet customer demands. Both operations enter into forward contracts that commit the Company to purchase and sell commodities in the future.

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

Prior to the adoption of SFAS 133, contracts in the "physical" and "other-than-trading" portfolios received accounting recognition on settlement with revenues recorded in electric utility revenues and costs recorded in fuel for electric generation for those contracts fulfilled through generation and in purchased electric energy for contracts purchased in the wholesale energy market. Subsequent to the adoption of SFAS 133, certain contracts that are periodically settled net are recorded at market value.

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

Vectren may occasionally enter into forward purchase and sale contracts designated as "trading" that attempt to take advantage of short-term movement in commodity prices. Commodity contracts designated as "trading" are generally settled net in accordance with industry trading standards. These contracts are accounted for at market value. As of September 30, 2001, the Company has no contracts designated as "trading."

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

Financial Contracts. In September 2001, the Company entered into several forward starting interest rate swaps with a total notional amount of $200.0 million in anticipation of a public offering of long-term debt. The swaps fixed the interest rate at a level considered by management to be favorable. Upon issuance of the debt, the swaps will be settled, and the value at settlement will be amortized over the life of the debt, using the interest method. In December 2000, the Company entered into an interest rate swap used to hedge interest rate risk associated with variable rate short-term notes payable totaling $150.0 million. The swap was entered into concurrently with the issuance of the floating rate notes on December 28, 2000 and swaps the debt's variable interest rate of three-month LIBOR plus 0.75% for a fixed rate of 6.64%. The swap expires on December 27, 2001, the date that the debt agreement expires.

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

As of September 30, 2001, the Company has derivative assets resulting from its power marketing operations of $6.9 million classified in other current assets as well as derivative liabilities of $3.8 million classified in other current liabilities. Unrealized losses totaling $3.3 million arising from the difference between the current market value and the market value on the date of adoption is included in purchased electric energy in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2001. Unrealized losses for the three months ended September 30, 2001 were $0.9 million. Derivatives used in gas marketing operations are not significant.

Vectren has documented the hedging relationship between its interest rate swaps and underlying risks as well as its risk management objectives and anticipated effectiveness. The Company expects its hedges to be effective at hedging the cash flow related to the interest payments. Accordingly, the swaps have been designated as cash flow hedges. The adoption of SFAS 133 had no impact as the market value of the Company's cash flow hedges was zero.

As of September 30, 2001, the market value of the Company's interest rate swaps is $6.4 million and is included in other current liabilities on the Condensed Consolidated Balance Sheets. The difference between the current market value and the market value on the date of adoption of $6.4 million ($4.0 million after tax) is included in accumulated other comprehensive income in the Condensed Consolidated Balance Sheets. Of that amount, assuming current market conditions, $0.8 million after tax will be reclassified to interest expense by December 31, 2001.

In addition to Vectren's wholly owned subsidiaries, ProLiance, an equity method investment, adopted SFAS 133 during 2000. The impact of adoption on ProLiance is reflected in accumulated other comprehensive income due to the nature of the derivatives used.

18.      Segment Reporting

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


                                          Three Months                  Nine Months
                                        Ended September 30,          Ended September 30,
                                    --------------------------    --------------------------
In thousands                             2001           2000           2001           2000
                                    -----------    -----------    -----------    -----------
Operating Revenues:
     Gas Utility Services           $    97,578    $    90,156    $   774,265    $   391,486
     Electric Utility Services          104,335         97,936        287,564        249,215
     Non-regulated Operations           171,644        144,438        666,510        344,049
     Intersegment Eliminations          (15,200)       (14,675)       (54,621)       (43,623)
                                    -----------    -----------    -----------    -----------
         Total operating revenues   $   358,357    $   317,855    $ 1,673,718    $   941,127
                                    ===========    ===========    ===========    ===========

Net Income (Loss):
     Gas Utility Services           $   (12,960)   $    (7,337)   $   (10,303)   $        66
     Electric Utility Services           12,450         17,570         32,591         26,053
     Non-regulated Operations             5,028          5,383          8,924         19,895
     Intersegment Eliminations                -           (158)             -           (158)
                                    -----------    -----------    -----------    -----------
         Net income                 $     4,518    $    15,458    $    31,212    $    45,856
                                    ===========    ===========    ===========    ===========




                                September 30,  December 31,
                                     2001            2000
                                -----------    -----------
Identifiable Assets:
Gas Utility Services            $ 1,498,086    $ 1,646,295
Electric Utility Services           770,562        799,104
Non-regulated Operations            655,394        761,720
Intersegment Eliminations          (253,804)      (297,932)
                                -----------    -----------
    Total identifiable assets   $ 2,670,238    $ 2,909,187
                                ===========    ===========

19.      Impact of Recently Issued Accounting Guidance

SFAS 141 and 142

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

         SFAS 142 changes the accounting for goodwill from an amortization approach to an impairment-only approach. Thus, amortization of goodwill, not included as an allowable cost for ratemaking purposes, will cease upon adoption of the statement. This includes goodwill recorded in past business combinations, such as the Company's acquisition of the Ohio operations. Goodwill is to be tested for impairment at a reporting unit level at least annually.

SFAS 142 also requires the initial impairment review of all goodwill and other intangible assets within six months of the adoption date, which is January 1, 2002 for the Company. The impairment review consists of a comparison of the fair value of a reporting unit to its carrying amount. If the fair value of a reporting unit is less than its carrying amount, an impairment loss would be recognized. Results of the initial impairment review are to be treated as a change in accounting principle in accordance with APB Opinion No. 20 "Accounting Changes." An impairment loss recognized as a result of an impairment test occurring after the initial impairment review is to be reported as a part of operations.

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

SFAS 143

In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Company is currently evaluating the impact that SFAS 143 will have on its operations.

SFAS 144

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 develops one accounting model for all impaired long-lived assets and long-lived assets to be disposed of. SFAS 144 replaces the existing authoritative guidance in FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and APB Opinion No. 30, "Reporting Results of Operations- Reporting the Effects of Disposal of a Segment of a Business."

This new accounting model retains the framework of SFAS 121 and requires that those impaired long-lived assets and long-lived assets to be disposed of be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred.

SFAS 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction.

SFAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company is currently evaluating the impact that SFAS 144 will have on its operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                  VECTREN CORPORATION AND SUBSIDIARY COMPANIES

                           Description of the Business

Vectren Corporation (Vectren or the Company) is an Indiana corporation that was organized on June 10, 1999, solely for the purpose of effecting the merger of Indiana Energy, Inc. (Indiana Energy) and SIGCORP, Inc. (SIGCORP). On March 31, 2000, the merger of Indiana Energy with SIGCORP and into Vectren was consummated with a tax-free exchange of shares and has been accounted for as a pooling-of-interests.

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

On October 31, 2000, Vectren acquired the natural gas distribution assets of The Dayton Power and Light Company for approximately $465.0 million. The acquisition has been accounted for as a purchase transaction in accordance with Accounting Principles Board (APB) Opinion No. 16 "Business Combinations" and accordingly, the results of operations of the acquired businesses are included in the accompanying financial statements since the date of acquisition.

Vectren acquired the natural gas distribution assets as a tenancy in common through two separate wholly owned subsidiaries. Vectren Energy Delivery of Ohio, Inc. (VEDO) holds a 53% undivided ownership interest in the assets and Indiana Gas holds a 47% undivided ownership interest. VEDO is the operator of the assets, operations of which are referred to as "the Ohio operations."

VUHI's regulated subsidiaries serve approximately one million customers. Indiana Gas provides natural gas distribution and transportation services to a diversified base of customers in 311 communities in 49 of Indiana's 92 counties. SIGECO provides generation, transmission, distribution and the sale of electric power to Evansville, Indiana, and 74 other communities in 8 counties in southwestern Indiana, and the distribution and sale of natural gas to Evansville, Indiana, and 64 communities in 10 counties in southwestern Indiana. The Ohio operations provide natural gas distribution and transportation services to Dayton, Ohio and 16 counties in west central Ohio.

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

                              Consolidated Overview

Vectren's consolidated earnings result from the operations of its utility subsidiaries, Indiana Gas, SIGECO and the Ohio operations, and from the non-utility operations and investments of Vectren's non-regulated businesses.


                                                        Three Months           Nine Months
In millions, except per share amounts                Ended September 30,    Ended September 30,
                                                     -------------------    -------------------
                                                      2001         2000       2001        2000
                                                     ------      -------    ------      ------
Net income, as reported                              $ 4.5       $ 15.5     $ 31.2      $ 45.9
    Restructuring charges, net of tax                  1.6            -        8.9           -
    Merger and integration costs, net of tax           2.5          2.6        6.4        27.8
    Extraordinary loss, net of tax                       -            -        7.7           -
    Gain on restructuring of a non-regulated
        investment, net of tax                           -            -          -        (4.9)
                                                     ------      -------    ------      -------
Net income before nonrecurring items                 $ 8.6       $ 18.1     $ 54.2      $ 68.8
                                                     ======      =======    ======      =======
    Attributed to:
       Regulated                                     $ 2.8       $ 12.8     $ 36.1      $ 53.1
       Non-regulated                                 $ 5.8       $  5.3     $ 18.1      $ 15.7

-----------------------------------------------------------------------------------------------

Basic earnings per share, as reported               $ 0.07       $ 0.25     $ 0.47      $ 0.75
    Restructuring charges, net of tax                 0.02            -       0.13           -
    Merger and integration costs, net of tax          0.04         0.04       0.10        0.45
    Extraordinary loss, net of tax                       -            -       0.12           -
    Gain on restructuring of a non-regulated
        investment, net of tax                           -            -          -       (0.08)
                                                    -------      -------    -------     -------
Basic earnings per share before nonrecurring items  $ 0.13       $ 0.29     $ 0.82      $ 1.12
                                                    =======      =======    =======     =======
    Attributed to:
       Regulated                                    $ 0.04       $ 0.21     $ 0.54      $ 0.87
       Non-regulated                                $ 0.09       $ 0.08     $ 0.28      $ 0.25



Three Months Ended September 30, 2001

Consolidated net income decreased $11.0 million, or $0.18 per share, compared to the same period of 2000. The decrease reflects after tax nonrecurring, restructuring related charges of $1.6 million. (See restructuring charge discussion below.)

Net income before nonrecurring items decreased $9.5 million, or $0.16 per share. The decrease is primarily attributable to the following factors:
     |X| the seasonal operating losses of the Ohio operations, |X| interest expense associated with higher debt levels, |X| higher uncollectibles and interest costs due to increased gas costs,
          and
     |X| unrealized losses resulting from marking certain derivatives to market as required by Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS
          133). (See new accounting principle discussion below.)

These factors decreasing net income before nonrecurring items are principally in the Company's regulated operations and were partially offset by an increase in non-regulated income before nonrecurring items. This offsetting increase results primarily from the Company's natural gas marketing and coal mining operations.

Nine Months Ended September 30, 2001

Consolidated net income decreased $14.7 million, or $0.28 per share, compared to the same period of 2000. The decrease was affected by nonrecurring charges recorded in the periods, including:
     |X| An extraordinary loss of $7.7 million after tax, or $0.12 per share, associated with the sale of investments in leveraged leases (See extraordinary loss discussion below.),
     |X| Restructuring charges of $8.9 million after tax, or $0.13 per share, and
     |X| A one-time gain recorded in 2000 from the restructuring of a non-regulated investment of $4.9 million after tax, or $0.08 per share.

These decreases were offset by a decrease in merger and integration costs, compared to the prior year. Merger and integration costs, including additional depreciation, decreased $21.4 million after tax, or $0.35 per share. (See merger and integration costs discussion below.)

Consolidated net income before the impact of nonrecurring items decreased $14.6 million, or $0.30 per share. The decrease results primarily from the impact of increased gas costs, from the inclusion of the Ohio operations' operating results, and from interest expense associated with higher debt levels. These decreases were partially offset by a net gain from the adoption of SFAS 133 and continued mark to market activity as well as increases in the Company's non-regulated natural gas marketing and coal mining operations.

Dividends

Dividends declared for the three and nine months ended September 30, 2001 were $0.26 per share and $0.77 per share, respectively, compared to $0.24 per share and $0.73 per share for the same periods in 2000. Dividends declared for the twelve months ended September 30, 2001 was $1.02 per share compared to $0.96 per share for the twelve months ended September 30, 2000. In October 2001, the board of directors declared a quarterly dividend increase of 1 cent per share of common stock, raising the twelve month dividend 3.9% to $1.06.

Extraordinary Loss

In June 2001, Southern Indiana Properties, Inc., a non-regulated wholly owned subsidiary, agreed to sell certain leverage lease investments with a net book value of $59.1 million at a loss of $12.4 million ($7.7 million after tax), or $0.12 per share. Because of the transaction's significance and because the transaction occurred within two years of the effective date of the merger of Indiana Energy and SIGCORP, which was accounted for as a pooling-of-interests, APB Opinion No. 16, "Business Combinations" calls for the loss on disposition of these investments to be treated as extraordinary. Proceeds from the sale of $46.7 million were used to retire short-term borrowings.

Restructuring Costs

In June 2001, the Company's management and board of directors approved a plan to restructure, primarily, its regulated operations. The restructuring plan involves the elimination of administrative and supervisory positions in its utility operations and corporate office. Charges of $11.8 million were expensed in June 2001 as a direct result of the restructuring plan. Additional charges incurred during the third quarter primarily related to consulting services and employee relocations totaled $2.6 million ($1.6 million after tax), or $0.02 on a basic earnings per share basis. In total, the Company has incurred restructuring charges of $14.4 million, ($8.9 million after tax), or $0.13 on a basic earnings per share basis. These charges were comprised of $9.3 million for severance, related benefits and other employee related costs, $2.0 million for lease termination fees related to duplicate facilities, and $3.1 million for consulting fees incurred as of September 30, 2001.

The $9.3 million expensed for employee severance and related costs is associated with approximately 90 employees. Employee separation benefits include severance, healthcare and outplacement services. As of September 30, 2001, approximately 60 employees have exited the business. The restructuring program will be completed during 2001.

Merger and Integration Costs

Merger and integration costs incurred for the three and nine months ended September 30, 2001 were $1.3 million and $2.1 million, respectively, and for the three and nine months ended September 30, 2000 totaled $0.9 million and $31.3 million, respectively. Vectren expects to realize net merger savings of nearly $200.0 million over the next ten years from the elimination of duplicate corporate and administrative programs and greater efficiencies in operations, business processes and purchasing encompassed in operations. Merger and integration activities will be completed in 2001.

Since March 31, 2000, $43.2 million has been expensed associated with merger and integration activities. Accruals were established at March 31, 2000 totaling $20.7 million. Of this amount, $5.5 million related to employee and executive severance costs, $13.1 million related to transaction costs and regulatory filing fees incurred prior to the closing of the merger, and the remaining $2.1 million related to employee relocations that occurred prior to or coincident with the merger closing. Of the $43.2 million expensed, the remaining $22.5 million was expensed through September 30, 2001 ($20.4 million in 2000 and $2.1 million in 2001) for accounting fees resulting from merger related filing requirements, consulting fees related to integration activities such as organization structure, employee travel between company locations as part of integration activities, internal labor of employees assigned to integration teams, investor relations communications activities, and certain benefit costs.

The integration activities experienced by the Company included such things as information system consolidation, process review and definition, organization design and consolidation, and knowledge sharing.

As a result of merger integration activities, management has identified certain information systems that are expected to be retired in 2001. Accordingly, the useful lives of these assets have been shortened to reflect this decision, resulting in additional depreciation expense of approximately $2.7 million and $8.2 million for the three and nine months ended September 30, 2001, respectively, and $3.3 million and $6.7 million for the three and nine months ended September 30, 2000, respectively.

In total, for the three months ended September 30, 2001, merger and integration costs totaled $4.0 million ($2.5 million after tax), or $0.04 on a basic earnings per share basis compared to $4.2 million ($2.6 million after tax), or $0.04 on a basic earnings per share basis for the same period in 2000.

In total, for the nine months ended September 30, 2001, merger and integration costs totaled $10.3 million ($6.4 million after tax), or $0.10 on a basic earnings per share basis compared to $38.0 million ($27.8 million after tax), or $0.45 on a basic earnings per share basis for the same period in 2000.

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

Resulting from the adoption of SFAS 133, certain contracts in the power marketing operations and gas marketing operations that are periodically settled net were required to be recorded at market value. Previously, the Company accounted for these contracts on settlement. The cumulative impact of the adoption of SFAS 133 resulting from marking these contracts to market on January 1, 2001 was an earnings gain of approximately $6.3 million ($3.9 million after tax) recorded as a cumulative effect of accounting change in the Condensed Consolidated Statements of Operations. The majority of this gain results from the Company's power marketing operations. SFAS 133 did not impact other commodity contracts because they were normal purchases and sales that are specifically excluded.

As of September 30, 2001, the Company has derivative assets resulting from its power marketing operations of $6.9 million classified in other current assets as well as derivative liabilities of $3.8 million classified in other current liabilities. Unrealized losses totaling $3.3 million ($2.0 million after tax) arising from the difference between the current market value and the market value on the date of adoption is included in purchased electric energy in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2001. Unrealized losses for the three months ended September 30, 2001 were $0.9 million ($0.6 million after tax). Derivatives used in gas marketing operations are not significant.

Vectren has documented the hedging relationship between its interest rate swaps and underlying risks as well as its risk management objectives and anticipated effectiveness. The Company expects its hedges to be effective at hedging the cash flow related to the interest payments. Accordingly, the swaps have been designated as cash flow hedges. The adoption of SFAS 133 had no impact as the market value of the Company's cash flow hedges was zero.

As of September 30, 2001, the market value of the Company's interest rate swaps is $6.4 million and is included in other current liabilities on the Condensed Consolidated Balance Sheets. The difference between the current market value and the market value on the date of adoption of $6.4 million ($4.0 million after tax) is included in accumulated other comprehensive income in the Condensed Consolidated Balance Sheets. Of that amount, assuming current market conditions, $0.8 million after tax will be reclassified to interest expense by December 31, 2001.

In addition to Vectren's wholly owned subsidiaries, ProLiance Energy, LLC (ProLiance), an equity method investment, adopted SFAS 133 during 2000. The impact of adoption on ProLiance is primarily reflected in accumulated other comprehensive income due to the nature of the derivatives used.

                         Results of Regulated Operations

The results of regulated operations for the three and nine months ended September 30, 2001 compared to the prior year are as follows:


                                                          Three Months         Nine Months
In millions, except per share amounts                  Ended September 30,  Ended September 30,
                                                       ------------------  -------------------
                                                         2001      2000      2001      2000
                                                        ------    ------   -------   -------
Gas operating margin                                    $ 46.4    $ 35.2   $ 224.2   $ 162.1
Electric operating margin                                 60.8      65.3     161.3     168.5
                                                        ------    ------   -------   -------
   Total operating margin                                107.2     100.5     385.5     330.6
                                                        ------    ------   -------   -------

Other operating                                           50.1      43.3     162.0     133.3
Depreciation and amortization                             29.6      26.2      91.9      74.2
Taxes other than income taxes                              8.6       5.8      38.4      20.8
Merger and integration costs                               1.4       0.9       2.1      29.9
Restructuring costs                                        1.2         -      12.0         -
Interest                                                  15.5      10.4      52.3      30.1
Income tax                                                 0.8       5.2      11.3      19.4
Preferred dividend requirement                             0.3       0.2       0.7       0.8
                                                        ------    ------    ------   -------
   Total expenses                                        107.5      92.0     370.7     308.5
                                                        ------    ------    ------   -------

Other income (expense), net                               (0.2)      1.7       3.6       4.0
Cumulative effect of change in accounting
   principle, net of tax                                     -         -       3.9         -
                                                       -------    ------    ------   -------

Net income (loss), as reported                          $ (0.5)   $ 10.2    $ 22.3     $26.1
   Restructuring costs, net of tax                         0.8         -       7.4         -
   Merger and integration costs, net of tax                2.5       2.6       6.4      27.0
                                                       -------    ------    ------   -------
Net income before nonrecurring items                     $ 2.8    $ 12.8    $ 36.1    $ 53.1
                                                       =======    ======    ======   =======

Basic earnings (loss) per share, as reported           $ (0.01)   $ 0.17    $ 0.33    $ 0.43
   Restructuring costs                                    0.01         -      0.11         -
   Merger and integration costs                           0.04      0.04      0.10      0.44
                                                       -------    ------    ------    ------
Basic earnings per share before
   nonrecurring items                                   $ 0.04    $ 0.21    $ 0.54    $ 0.87
                                                       =======    ======    ======    ======


Before nonrecurring items, regulated utility operations earned $2.8 million, or $0.04 per share, for the three months ended September 30, 2001, compared to net income before nonrecurring items of $12.8 million, or $0.21 per share for the same period in 2000.

Before nonrecurring items, regulated utility operations contributed net income of $36.1 million, or $0.54 per share, for the nine months ended September 30, 2001, compared to net income before nonrecurring items of $53.1 million, or $0.87 per share for the same period in 2000.

For the three months ended September 30, 2001 compared to the prior year, earnings before the impact of nonrecurring items decreased $10.0 million primarily because of the inclusion of the operating results of the Ohio operations, increased uncollectibles and interest costs due to increased gas costs, and unrealized losses resulting from marking certain derivatives to market as required by SFAS 133.

For the nine months ended September 30, 2001 compared to the prior year, earnings before the impact of nonrecurring items decreased $17.0 million primarily because of the impacts of increased gas costs and the inclusion of the operating results of the Ohio operations offset by the adoption of SFAS 133 and continued mark to market activity.

Utility Margin (Operating Revenues Less Cost of Gas Sold, Fuel for Electric Generation, Purchased Electric Energy)

Gas Utility Margin
Gas Utility margin for the three months ended September 30, 2001 of $46.4 million increased $11.2 million, or 32%, compared to 2000. Excluding $10.6 million related to the Ohio operations, margin was comparable to the prior year.

Total cost of gas sold was $51.1 million for the three months ended September 30, 2001 and $54.9 million in 2000. Excluding $17.8 million related to the Ohio operations, total cost of gas sold decreased $21.6 million, or 39%, during 2001 compared to 2000. The decrease is primarily due to decreased gas costs in addition to a 10% decrease in volumes sold to residential and commercial customers in 2001. The total average cost per dekatherm of gas purchased by Indiana Gas and SIGECO for the three months ended September 30, 2001 was $4.70 compared to $6.53 for the same period in 2000.

Gas Utility margin for the nine months ended September 30, 2001 of $224.2 million increased $62.1 million, or 38%, compared to 2000. The Ohio operations represent $58.5 million of the increase. The remaining increase of $3.6 million related to Indiana Gas and SIGECO is due to a 3% increase in volumes sold to residential and commercial customers resulting primarily from weather 7% colder than the previous year and a 1% increase in their combined residential customer base. These favorable impacts on gas margin were partially offset by reduced consumption, the cost of unaccounted for gas, and a 9% decrease in volumes transported for and sold to contract customers, all primarily due to the effects of increased gas costs.

Total cost of gas sold was $550.0 million for the nine months ended September 30, 2001 and $229.4 million in 2000. Excluding $204.2 million related to the Ohio operations, total cost of gas sold increased $116.5 million, or 51%, during 2001 compared to 2000, and is primarily due to significantly higher per unit purchased gas costs. The total average cost per dekatherm of gas purchased by Indiana Gas and SIGECO for the nine months ended September 30, 2001 was $6.16 compared to $4.77 for the same period in 2000.

The price changes in the cost of gas purchased are due primarily to changing commodity costs in the marketplace. Subject to compliance with applicable state laws, Vectren's utility subsidiaries are allowed full recovery of such changes in purchased gas costs from their retail customers through commission-approved gas cost adjustment mechanisms.

Electric Utility Margin
Electric Utility margin for the three months ended September 30, 2001 of $60.8 million, decreased $4.5 million, or 7%, compared to 2000 primarily due to decreased margin on wholesale energy sales and a reduction in margin recorded to reflect certain wholesale power marketing purchase and sale contracts at current market values as required by SFAS 133. The decrease in wholesale margin is attributable to changes in wholesale electric prices. This overall decrease was partially offset by an increase in residential and commercial activity. Retail megawatt hours sold to residential and commercial customers increased 7% for the quarter. This retail increase results from weather 11% warmer than the previous year and combined residential and commercial customer growth of 2%.

Electric Utility margin for the nine months ended September 30, 2001 of $161.3 million, decreased $7.2 million, or 4%, compared to 2000 primarily due to decreased margin on wholesale energy sales and a reduction in margin recorded to reflect certain wholesale power marketing purchase and sale contracts at current market values as required by SFAS 133. The decrease in wholesale margin is attributable to changes in wholesale electric prices. This overall decrease was partially offset by a $6.2 million increase in residential and commercial margin. Retail megawatt hours sold to residential and commercial customers increased 7% for the nine month period. This retail increase results from weather 12% warmer than the previous year and combined residential and commercial customer growth of 3%.

Purchased electric energy was $22.6 million and $69.4 million for the three and nine months ended September 30, 2001, respectively, and $12.4 million and $25.1 million for the three and nine months ended September 30, 2000, respectively. The increases of $10.1 million, or 81%, for the three months period and $44.3 million, or 177% for the nine month period are due primarily to increased purchased power related to greater sales to other utilities and power marketers as well as the reductions in margin recorded as a result of SFAS 133.

Utility Operating Expenses (excluding Cost of Gas Sold, Fuel for Electric Generation and Purchased Electric Energy)


Utility Other Operating
Excluding $9.4 million in expenses related to the Ohio operations, utility other operating expenses for the three months ended September 30, 2001 decreased $2.6 million, and excluding $29.8 million in expenses related to the Ohio operations, utility other operating expenses decreased $1.1 million for the nine months ended September 30, 2001. The decreases reflect merger synergies causing less general and administrative expenses. For the nine month period, these merger synergies are offset by increased bad debt provisions and Low Income Heating Assistance Program contributions, both due to the increased gas costs.

Utility Depreciation and Amortization
Utility depreciation and amortization increased $3.4 million and $17.7 million, respectively, for the three and nine months ended September 30, 2001 compared to the prior year due primarily to the inclusion of the Ohio operations, and for the nine month period, additional depreciation related to merger and integration activities. (See merger and integration costs above.) Utility depreciation and amortization related to the Ohio operations was $3.9 million and $11.7 million for the three and nine months ended September 30, 2001, respectively. For the nine months ended, the remaining increase is attributable to depreciation of additions to utility plant.

Utility Taxes Other Than Income Taxes
Utility taxes other than income taxes increased $2.8 million and $17.6 million, respectively, for the three and nine month periods ended September 30, 2001. The three and nine month periods include $2.6 million and $15.8 million, respectively, of primarily Ohio state excise tax related to the Ohio operations. The remaining increases result from increases in gross receipts taxes.

Utility Other Income-Net

Utility other income-net decreased $1.9 million for the three month period ended September 30, 2001, compared to 2000. The three month decrease is attributable to the inclusion of the Ohio operations. Results for the nine month period were comparable between the periods.

Utility Interest Expense

Utility interest expense increased $5.1 million and $22.2 million, respectively, for the three and nine months ended September 30, 2001, when compared to the prior year. The increases were due primarily to interest related to the financing of the acquisition of the Ohio operations and increased working capital requirements resulting from higher natural gas prices.

Utility Income Tax

Federal and state income taxes related to utility operations decreased $4.4 million and $8.1 million for the three and nine months ended September 30, 2001, respectively, compared to the prior year due to lower pre-tax earnings and normal effective tax rates in 2001. The effective tax rate in 2000 was higher as a result of the non-deductibility of certain merger and integration costs.

                       Results of Non-regulated Operations

Non-regulated operations have three primary business groups: Energy Services, Utility Services, and Communications. Energy Services trades and markets natural gas and provides energy performance contracting services. Utility Services provides utility products and services, such as underground construction and facilities locating, meter reading and materials management, and the mining and sale of coal. Communications provides integrated broadband communications services, including local and long distance telephone, Internet access and cable television. In addition, other businesses invest in other energy-related opportunities and corporate technology. The results of non-regulated operations for the three and nine months ended September 30, 2001 compared to the prior year are as follows:


                                                 Three Months            Nine Months
In millions, except per share amounts          Ended September 30,    Ended September 30,
                                               --------------------  --------------------
                                                    2001       2000       2001       2000
                                               ---------  ---------  ---------  ---------
Energy services and other revenues             $   156.4  $   129.8  $   611.9  $   300.4
Cost of energy services and other revenues         143.7      123.3      582.5      282.3
                                               ---------  ---------  ---------  ---------
    Total operating margin                          12.7        6.5       29.4       18.1
                                               ---------  ---------  ---------  ---------

Other operating                                      5.1        2.7       13.8        9.3
Depreciation and amortization                        2.7        0.1        3.7        0.8
Taxes other than income taxes                        0.7        0.3        1.5        1.4
                                               ---------  ---------  ---------  ---------
    Total other operating expenses                   8.5        3.1       19.0       11.5
                                               ---------  ---------  ---------  ---------
Merger and integration costs                           -          -          -        1.4
Restructuring costs                                  1.4          -        2.4          -
Interest                                             3.4        2.9       10.3        7.8
Income tax                                           0.6       (0.3)       3.2        4.1
                                               ---------  ---------  ---------  ---------
      Total expenses                                13.9        5.7       34.9       24.8
                                               ---------  ---------  ---------  ---------

Other income, net                                    2.3        4.4        7.9       16.3
Equity in earnings of unconsolidated
 affiliates                                          4.9        0.5       15.0       11.2
Minority interest                                    1.0        0.4        0.8        1.0
Extraordinary loss, net of tax                         -          -       (7.7)         -
                                               ---------  ---------  ---------  ---------
Net income, as reported                        $     5.0  $     5.3  $     8.9  $    19.8
    Restructuring costs, net of tax                  0.8          -        1.5          -
    Merger and integration costs, net of tax           -          -          -        0.8
    Gain on restructuring of a non-regulated
      investment, net of tax                           -          -          -       (4.9)
    Extraordinary loss, net of tax                     -          -        7.7          -
                                               ---------  ---------  ---------   ---------
Net income before nonrecurring items           $     5.8  $     5.3  $    18.1  $    15.7
                                               =========  =========  =========  =========



Basic earnings per share, as reported          $    0.08  $    0.08  $    0.14  $    0.32
    Restructuring costs                             0.01          -       0.02          -
    Merger and integration costs                       -          -          -       0.01
    Gain on restructuring of a non-regulated
      investment                                       -          -          -      (0.08)
    Extraordinary loss                                 -          -       0.12          -
                                               ---------  ---------  ---------  ---------
Basic earnings per share before nonrecurring
    items                                      $    0.09  $    0.08  $    0.28  $    0.25
                                               =========  =========  =========  =========

Before nonrecurring items, non-regulated operations contributed net income of $5.8 million, or $0.09 per share, for the three months ended September 30, 2001, compared to $5.3 million, or $0.08 per share, for the same period in 2000.

Before nonrecurring items, non-regulated operations contributed net income of $18.1 million, or $0.28 per share, for the nine months ended September 30, 2001, compared to $15.7 million, or $0.25 per share, for the same period in 2000.

Energy Services and Other Revenues

Revenues from Vectren's non-utility operations (primarily the operating companies of its Energy Services, Utility Services and Communications groups) for the three and nine months ended September 30, 2001 were $156.4 million and $611.9 million, respectively, compared to $129.8 million and $300.4 million in 2000. For the three month period, the increase results from Utility Services' expanded coal mining operations and new contracts in Energy Services energy efficiency contracting business. In addition to these increases for the quarter, the nine month period also had a significant increase over the prior year amount from Energy Services' natural gas marketing operations resulting from volatile natural gas prices reflected in sales to its customers during the periods and increased volume.

Costs of Energy Services and Other Revenues

Cost of energy services and other, which is primarily the cost of natural gas purchased for resale by Energy Services and project contract costs at Energy Services and Communications, increased $20.4 million and $300.2 million for the three and nine months ended September 30, 2001, respectively, over 2000. Consistent with the causes for the increase in revenues, costs have also increased during the quarter as a result of expanded mining operations at Utility Services and new contracts in Energy Services energy efficiency contracting business, and have increased for the nine month period due to higher per unit purchased gas costs and growth in gas sales at Energy Services' natural gas marketing operations.

Non-regulated Margin

Margin for the three months ended September 30, 2001 from non-regulated operations increased $6.2 million, or 95%, to $12.7 million and for the nine month period increased $11.3 million, or 62%, to $29.4 million. The increases are attributable to continued growth of the Company's natural gas marketing operations, performance contracting and energy efficiency project operations (both Energy Services), and expanded coal mining operations (Utility Services). These increases were offset by a decrease in margin contributed by Communications' broadband construction and consulting operations for both periods. These operations are separate from the broadband communications provider SIGECOM.

Non-regulated Operating Expenses (excluding Costs of Energy Services and Other Revenues)

Non-regulated operating expenses consist of other operating expenses, depreciation and amortization, and taxes other than income taxes. For the three and nine months ended September 30, 2001, non-regulated operating expenses increased $5.4 million and $7.5 million respectively. Growth in non-regulated operating expenses is primarily attributable to continued growth at Energy Services and Utility Services. In addition, Energy Services' natural gas marketing operations have experienced increased bad debts.

Non-regulated Other Income

Equity in Earnings of Unconsolidated Affiliates
For the three months ended September 30, 2001, earnings from unconsolidated affiliates increased $4.4 million compared to the prior year. For the nine months ended September 30, 2001, earnings from unconsolidated affiliates increased $3.8 million compared to the prior year; however, excluding the gain recognized in 2000 related to restructuring Communication's investment in SIGECOM, LLC of $8.0 million, earnings from unconsolidated investments increased $11.8 million. These increases are due to increased earnings from Energy Services' investment in ProLiance Energy, LLC and Vectren's investment in Haddington Energy Partners, LP's (Haddington).

Haddington, an investment accounted for on the equity method and included in non-regulated other businesses, has increased its earnings as a result of certain sales of its investments. The most significant of these transactions occurred in March 2001 when Haddington sold its investment in Bear Paw Investments, LLC (Bear Paw) in exchange for a combination of cash and securities. The cost of Haddington's Bear Paw investment approximated $5.1 million, and the net proceeds received approximated $18.1 million, resulting in a pre tax gain of $13.0 million. Vectren recognized its portion of the pre-tax gain of approximately $3.9 million, allocated per the terms of the partnership agreement, through equity in earnings of unconsolidated affiliates.

Non-regulated Other Income, Net
Non-regulated other income, net decreased $2.1 million and $8.4 million, respectively, for the three and nine months ended September 30, 2001. The decrease for the three month and nine month periods is due to less leveraged lease income and interest income. Contributing to the decrease for the nine month period is a $2.3 million gain on the sale of a partial interest in an Energy Services investment and $1.1 million premium earned by non-regulated other businesses for a loan guarantee, both occurring in 2000.

Non-regulated Interest Expense

Non-regulated interest expense increased by $0.5 million and $2.5 million, respectively, for the three and nine months ended September 30, 2001, respectively, when compared to the prior year. The increases were due primarily to increased debt to fund additional investments in non-regulated businesses.

Non-regulated Income Tax

Federal and state income taxes related to non-regulated operations have increased $0.9 million for the three months ended September 30, 2001 compared to the prior year. The increase results from the interim recording of income taxes at the Company's estimated effective tax rate. For the nine months ended September 30, 2001, income taxes have decreased $0.9 million primarily as a result of lower pretax earnings.

                               Financial Condition

Liquidity and Capital Resources

Vectren's equity capitalization objective is 40-50 % of total capitalization. This objective may have varied, and will vary, from time to time, depending on particular business opportunities and seasonal factors that affect the Company's operation. Vectren's equity component was 55% and 51% of total capitalization, including current maturities of long-term debt, at September 30, 2001 and December 31, 2000, respectively. The common equity component of 55% at September 31, 2001 is expected to be reduced in 2001 upon the refinancing of approximately $350.0 million of short term debt issued for the acquisition of the Ohio operations with long-term debt. Subsequent to September 30, 2001, Vectren issued $100.0 million of senior unsecured notes and plans to issue an additional $250.0 million of long term debt by year end 2001. Including both the completed and planned issues, Vectren's pro forma equity component would have been 44% at September 30, 2001.

Short-term cash working capital is required primarily to finance customer accounts receivable, unbilled utility revenues resulting from cycle billing, gas in underground storage, prepaid gas delivery services, capital expenditures and investments until permanently financed. Short-term borrowings tend to be greatest during the summer when accounts receivable and unbilled utility revenues related to electricity are highest and gas storage facilities are being refilled. However, working capital requirements have been significantly higher throughout 2001 due to the higher natural gas costs and the acquisition of the Ohio operations initially funded with short term borrowings.

Cash Flow from Operations
Vectren's primary source of liquidity to fund working capital requirements has been cash generated from operations, which totaled approximately $151.3 million and $84.1 million for the nine months ended September 30, 2001 and 2000, respectively.

Cash flow from operations increased during the nine months ended September 30, 2001 compared to 2000 by $67.2 million due to favorable changes in working capital accounts (principally accounts receivable) and higher earnings after considering non-cash charges such as depreciation, and gains and losses on derivatives and sales of assets.

Vectren expects the majority of its capital expenditures and debt security redemptions to be provided by internally generated funds.

Financing Activities
Cash flow required for financing activities of $52.4 million for the nine months ended September 30, 2001 includes $111.7 million of reductions in net borrowings, $51.7 million of common stock dividends and $18.4 million paid for the retirement of preferred stock and preferred stock dividends, offset by the issuance of $129.4 million of common stock. This is an increase in cash required for financing activities when compared to the nine months ended September 30, 2000 of $105.5 million. The increase in cash requirements is primarily due to decreased draws against short term borrowing arrangements, increased dividend payments, and the retirement of principally all of the outstanding preferred stock.

Purchase of the Ohio Operations
On October 31, 2000, the acquisition of the Ohio operations was completed for a purchase price of approximately $465.0 million. Commercial paper was issued to fund the purchase. Since the purchase, the Company has issued $129.4 million in equity and $100.0 million in long-term debt and plans to issue an additional $250.0 million in long term debt by year end 2001 to refinance the purchase with permanent financing. These completed equity and debt transactions are more fully described below.

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

In September 2001, VUHI filed a shelf registration statement for $350.0 million aggregate principal amount of unsecured senior notes. When issued, these unsecured notes are to be guaranteed by VUHI's three operating utility companies: SIGECO, Indiana Gas, and VEDO. VUHI has no significant independent assets or operations other than the assets and operations of these subsidiary guarantors. These guarantees of VUHI's debt are full and unconditional and joint and several.

In October 2001, VUHI issued guaranteed senior unsecured notes with an aggregate principal amount of $100.0 million and an interest rate of 7.25%. The net proceeds from the sale of the senior notes were used to reduce existing debt outstanding under VUHI's short-term borrowing arrangements. The senior notes have no sinking fund requirement and are due October 2031. However, the senior notes may be called, in whole or in part, at any time after October 2006 at 100% of the principal amount plus any accrued interest thereon.

Other Financing Transactions and Activity
In September 2001, the Company notified holders of SIGECO's 4.80%, 4.75% and 6.50% preferred stock of its intention to redeem the shares. The 4.80% preferred stock was redeemed at $110.00 per share, plus $1.3464 in accrued and unpaid dividends. Prior to the redemption, there were 85,519 shares outstanding. The 4.75% preferred stock was redeemed at $101.00 per share, plus $0.9694 in accrued and unpaid dividends. Prior to the redemption, there were 3,000 shares outstanding. The 6.50% preferred stock was redeemed at $104.23 per share, plus $0.7339 in accrued and unpaid dividends. Prior to the redemption, there were 75,000 shares outstanding.

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

At September 30, 2001, Vectren has approximately $859.0 million of short-term borrowing capacity, including $679.0 million for its regulated operations and $180.0 million for its non-regulated operations. Approximately $98.8 million is available for regulated operations and $104.4 million is available for non-regulated operations. Included in regulated capacity is VUHI's credit facility which was renewed in June 2001 and extended though June 2002. As part of the renewal, the facility's capacity was decreased from $435.0 million to $350.0 million.

Indiana Gas' and SIGECO's credit ratings on outstanding debt at September 30, 2001 were A/A2 and A/A1, respectively, and VUHI's commercial paper related to the October 2000 Ohio operations acquisition had a credit rating of A-1/P-1. Indiana Gas' commercial paper retains an A-1/P-1 rating. Subsequent to September 30, 2001, Standard & Poor's lowered its above ratings by one level. The rating A-/A2 was assigned to VUHI's $100.0 million senior unsecured notes issued in October 2001.

Capital Expenditures and Other Investment Activities
Cash required for investing activities of $110.6 million for the nine months ended September 30, 2001 includes $142.0 million of capital expenditures. Investing activities for the nine months ended September 30, 2000 were $135.6 million. The decrease from the prior period results from the sale of leveraged lease investments (See extraordinary loss discussion above.) and less investments in notes receivable, offset by increased capital expenditures in 2001, principally for corporate infrastructure and NOx compliance.

New construction, normal system maintenance and improvements, and information technology investments needed to provide service to a growing customer base will continue to require substantial expenditures. Capital expenditures investments for the remainder of 2001 are estimated at $58.9 million and are expected to approximate $225.5 million in 2002.

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

As part of Utilicom's plans to establish operating ventures in the Indianapolis and Dayton markets and to recapitalize SIGECOM, Utilicom plans to raise $600.0 million in capital. Vectren is committed to invest up to $100.0 million, subject to Utilicom obtaining all required funding. VAC expects to fund an additional investment in Utilicom and SIGECOM of $10.0 million, which is a portion of the $100.0 million discussed above. This investment, along with an additional investment by an existing investor, is expected to fully fund SIGECOM as a stand alone entity.

In July 2001, Utilicom announced a delay in the funding of projects in Indianapolis and Dayton. This delay, with which Vectren management agrees, is due to the current environment in the capital debt markets particularly related to telecommunication related investments which has prevented Utilicom from obtaining debt financing on terms which it considers acceptable. While the existing investors are still committed to the Indianapolis and Dayton markets. This delay necessitated and resulted in the extension of the franchising agreements through September 2002. Vectren does not intend to proceed unless the Indianapolis and Dayton projects are fully funded.

At September 30, 2001, VAC's investments in all Utilicom related entities approximate $37.3 million, of which approximately $1.9 million has been invested directly in the Indianapolis and Dayton ventures.

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

The NOx emissions budget for Indiana stipulated in the USEPA's final ruling requires a 31% reduction in total NOx emissions from Indiana. Indiana's implementation plan requires SIGECO to lower its system-wide NOx emissions to
 .14/mmbtu. Based on the level of system-wide emissions reductions required and the control technology utilized to achieve the reductions, the current estimated construction cost of the control equipment ranges from $175.0 million to $200.0 million and is expected to be expended during the 2001-2004 period. Related additional annual operation and maintenance expenses are estimated to be $8.0 million to $10.0 million. Through September 30, 2001, approximately $10.8 million has been expended. The Company's system-wide compliance is required by May 31, 2004 (the compliance date).

In April 2001, Vectren initiated steps toward compliance with the revised regulations. These steps include upgrading Culley Generating Station Unit 3 (Culley), Warrick Generating Station Unit 4 (Warrick), and A.B. Brown Generating Station Unit 2 (A.B. Brown) with a selective catalytic reduction (SCR) systems. SCR systems reduce flue gas NOx emissions to atmospheric nitrogen and water using ammonia in chemical reaction. This technology is known to be the most effective method of reducing NOx emissions where high removal efficiencies are required. The Company expects the Culley, Warrick and A.B. Brown SCR systems to be operational by the compliance date. Modifications to these stations are expected to reduce the Company's overall NOx emissions to levels compliant with Indiana's NOx emissions budget allotted by the USEPA. No accrual has been recorded by the Company related to the NOx SIP Call matter. The rules governing NOx emissions are to be applied prospectively.

In August 2001, the Indiana Utility Regulatory Commission (IURC) issued an order that (1) approves the Company's proposed project to achieve environmental compliance by investing in clean coal technology, (2) approves the Company's project cost estimate for the construction, subject to periodic review of actual costs incurred, and (3) approves a mechanism for recovery of construction work in progress on an ongoing basis so that prior to an electric base rate case, the Company may recover its capital costs for the project, at its overall cost of capital, including a return on equity.

Culley Generating Station Investigation Matter. The USEPA initiated an investigation under Section 114 of the Act of SIGECO's coal-fired electric generating units in commercial operation by 1977 to determine compliance with environmental permitting requirements related to repairs, maintenance, modifications and operations changes. The focus of the investigation was to determine whether new source performance standards should be applied to the modifications and whether the best available control technology was, or should have been, used. Numerous other electric utilities were, and are currently, being investigated by the USEPA under an industry-wide review for similar compliance. SIGECO responded to all of the USEPA's data requests during the investigation. In July 1999, SIGECO received a letter from the Office of Enforcement and Compliance Assurance of the USEPA discussing the industry-wide investigation, vaguely referring to the investigation of SIGECO and inviting SIGECO to participate in a discussion of the issues. No specifics were noted; furthermore, the letter stated that the communication was not intended to serve as a notice of violation. Subsequent meetings were conducted in September and October 1999 with the USEPA and targeted utilities, including SIGECO, regarding potential remedies to the USEPA's general allegations.

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

The lawsuit seeks fines against SIGECO in the amount of $27,500 per day per violation. The lawsuit does not specify the number of days or violations the USEPA believes occurred. The lawsuit also seeks a court order requiring SIGECO to install the best available emissions technology at the Culley Generating Station. If the USEPA were successful in obtaining an order, SIGECO estimates that it would incur capital costs of approximately $40.0 million to $50.0 million to comply with the order. As a result of the NOx SIP call issue, the majority of the $40.0 million to $50.0 million for best available emissions technology at Culley Generating Station is included in the $175.0 million to $200.0 million cost range previously discussed.

The USEPA has also issued an administrative notice of violation to SIGECO making the same allegations, but alleging that violations began in 1977.

While it is possible that SIGECO could be subjected to criminal penalties if the Culley Generating Station continues to operate without complying with the new source performance standards and the allegations are determined by a court to be valid, SIGECO believes such penalties are unlikely as the USEPA and the electric utility industry have a bonafide dispute over the proper interpretation of the Act. Accordingly, the Company has recorded no accrual, and the plant continues to operate while the matter is being decided.

Information Request. On January 23, 2001, SIGECO received an information request from the USEPA under Section 114(a) of the Act for historical operational information on the Warrick and A.B. Brown generating stations. SIGECO has provided all information requested, and no further action has occurred.

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

With respect to insurance coverage, as of September 30, 2001, Indiana Gas has received and recorded settlements from all known insurance carriers in an aggregate amount approximating its $20.3 million accrual.

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

Rate and Regulatory Matters

Gas Cost Proceedings
Commodity prices for natural gas purchases were significantly higher during the 2000 - 2001 heating season, primarily due to colder temperatures, increased demand and tighter supplies. Subject to compliance with applicable state laws, Vectren's utility subsidiaries are allowed full recovery of such changes in purchased gas costs from their retail customers through commission-approved gas cost adjustment (GCA) mechanisms, and margin on gas sales should not be impacted. However, in 2001, Vectren's utility subsidiaries have experienced and may continue to experience higher working capital requirements, increased expenses including unrecoverable interest costs, uncollectibles and unaccounted for gas, and some level of price sensitive reduction in volumes sold.

In March 2001, Indiana Gas and SIGECO reached agreement with the OUCC and CAC regarding the matters raised by the IURC Order that disallowed $3.8 million of Indiana Gas' gas procurement costs for the 2000 - 2001 heating season which was recognized in 2000. As part of the agreement, among other things, the companies agreed to contribute an additional $1.9 million to the State of Indiana's Low Income Heating Assistance Program in 2001 and to credit $3.3 million of the $3.8 million disallowed amount to Indiana Gas customers' April 2001 utility bills in exchange for both the OUCC and the CAC dropping their appeals of the IURC Order. In April 2001, the IURC issued an order approving the settlement. The contributions to Indiana's Low Income Heating Assistance Program totaling $1.9 million were made in 2001 and were charged to other operating expense. There was no impact to 2000 operations as a result of this contribution.

Purchased Power Costs
As a result of an appeal of a generic order issued by the IURC in August 1999 regarding guidelines for the recovery of purchased power costs, SIGECO entered into a settlement agreement with the OUCC that provides certain terms with respect to the recoverability of such costs. The settlement, originally approved by the IURC on August 9, 2000, has been extended by agreement through March 2002. Under the settlement, SIGECO can recover the entire cost of purchased power up to an established benchmark, and during forced outages, SIGECO will bear a limited share of its purchased power costs regardless of the market costs at that time. Based on this agreement, SIGECO believes it has limited its exposure to unrecoverable purchased power costs.

ProLiance Energy, LLC

ProLiance, a non-regulated, energy marketing affiliate of Vectren, began providing natural gas and related services to Indiana Gas, Citizens Gas and Coke Utility (Citizens Gas) and others effective April 1, 1996. In March 2001, ProLiance began providing services to the Ohio operations. Effective March 2001, Vectren owns 52.5% of ProLiance and Citizens owns 47.5%. The provisions of the ownership agreement call for governance of ProLiance, including voting rights, to remain at 50% for each owner. Vectren continues to account for its investment in ProLiance using the equity method of accounting.

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

The IURC has recently commenced the processing of the further GCA proceeding regarding the three pricing issues. The IURC has indicated that it will also consider the prospective relationship of ProLiance with the utilities in this proceeding. Discovery is ongoing in this proceeding, and an evidentiary hearing is scheduled for 2002.. Until the issues reserved by the IURC are resolved, Vectren will continue to reserve a portion of its share of ProLiance earnings.

Indiana Gas continues to record gas costs in accordance with the terms of the ProLiance contract, and Vectren continues to record its proportional share of ProLiance's earnings. Pre-tax income of $2.8 million and $0.7 million was recognized as ProLiance's contribution to earnings for the three months ended September 30, 2001 and 2000, respectively. Pre-tax income of $12.4 million and $5.6 million was recognized as ProLiance's contribution to earnings for the nine months ended September 30, 2001 and 2000, respectively. Earnings recognized from ProLiance are included in equity in earnings of unconsolidated investments on the Condensed Consolidated Statements of Operations. At September 30, 2001 and December 31, 2000, Vectren has reserved approximately $3.2 million and $2.4 million, respectively, of ProLiance's earnings after tax pending resolution of the remaining issues. The reserve represents 10% of ProLiance's pretax earnings and serves as management's best estimate of potential exposure arising from the three pricing issues.

In August 1998, Indiana Gas, Citizens Gas and ProLiance each received a Civil Investigative Demand (CID) from the United States Department of Justice requesting information relating to Indiana Gas' and Citizens Gas' relationship with and the activities of ProLiance. The Department of Justice issued the CID to gather information regarding ProLiance's formation and operations, and to determine if trade or commerce has been restrained. In October 2001 the Antitrust Division of the Department of Justice informed the Company that it closed the investigation without further action.

Impact of Recently Issued Accounting Guidance

SFAS 141 and 142
The FASB issued two new statements of financial accounting standards in July 2001: SFAS No. 141 "Business Combinations" (SFAS 141), and SFAS No. 142 "Goodwill and Other Intangible Assets" (SFAS 142). These interrelated standards change the accounting for business combinations and goodwill in two significant ways:

         SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited. This change does not affect the pooling-of-interest transaction forming Vectren.

         SFAS 142 changes the accounting for goodwill from an amortization approach to an impairment-only approach. Thus, amortization of goodwill, not included as an allowable cost for ratemaking purposes, will cease upon adoption of the statement. This includes goodwill recorded in past business combinations, such as the Company's acquisition of the Ohio operations. Goodwill is to be tested for impairment at a reporting unit level at least annually.

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

SFAS 143
In July 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations" (SFAS 143). SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. Vectren is currently evaluating the impact that SFAS 143 will have on its operations.

SFAS 144
In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 develops one accounting model for all impaired long-lived assets and long-lived assets to be disposed of. SFAS 144 replaces the existing authoritative guidance in FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and APB Opinion No. 30, "Reporting Results of Operations- Reporting the Effects of Disposal of a Segment of a Business."

This new accounting model retains the framework of SFAS 121 and requires that those impaired long-lived assets and long-lived assets to be disposed of be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred.

SFAS 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction.

SFAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. Vectren is currently evaluating the impact that SFAS 144 will have on its operations.

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

     |X| Economic conditions including the effects of an economic downturn, inflation rates, and monetary policy.

     |X| Changing market conditions and a variety of other factors associated with physical energy and financial trading activities including, but not limited to, price, basis, credit, liquidity, volatility, capacity, interest rate, and warranty risks.

     |X| Availability or cost of capital, resulting from changes in the Company, including its security ratings, changes in interest rates, and/or changes in market perceptions of the utility industry and other energy-related industries.

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

Commodity Price Risk. Vectren's regulated operations have limited exposure to commodity price risk for purchases and sales of natural gas and electric energy for its retail customers due to current Indiana and Ohio regulations, which subject to compliance with applicable state regulations, allow for recovery of such purchases through natural gas and fuel cost adjustment mechanisms.
(See Note 14 Rate and Regulatory Matters.)

The Company does engage in limited, wholesale power marketing and natural gas marketing activities that may expose it to commodity price risk associated with fluctuating electric power and natural gas commodity prices.

Vectren's wholesale power marketing activities manage the utilization of its available electric generating capacity. Vectren's wholesale natural gas marketing activities purchase and sell natural gas to meet customer demands. Both operations enter into forward contracts that commit the Company to purchase and sell commodities in the future.

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

Market risk is measured by management as the potential impact on pre tax earnings resulting from a 10% adverse change in the forward price of electricity and natural gas on market sensitive financial instruments (all contracts not expected to be settled by physical receipt or delivery). For the three and nine months ended September 30, 2001, a 10% adverse change in the forward prices of electricity and natural gas on market sensitive financial instruments would have decreased pre tax earnings by approximately $0.6 million and $2.0 million, respectively.

Commodity Price Risk from Equity Investment. ProLiance Energy, LLC (ProLiance), an non-regulated, energy marketing affiliate of Vectren, engages in energy hedging activities to manage pricing decisions, minimize the risk of price volatility, and minimize price risk exposure in the energy markets. ProLiance's market exposure arises from storage inventory, imbalances and fixed-price forward purchase and sale contracts, which are entered into to support ProLiance's operating activities. Currently, ProLiance buys and sells physical commodities and utilizes financial instruments to hedge its market exposure. However, net open positions in terms of price, volume and specified delivery point do occur. ProLiance manages open positions with policies which limit its exposure to market risk and require reporting potential financial exposure to its management and its members. As a result of ProLiance's risk management policies, management believes that ProLiance's exposure to market risk will not result in material earnings or cash flow loss to the Company.

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

At September 30, 2001, Vectren's short-term debt, represented 49% of the Company's total debt portfolio, due primarily to financing the approximate $465.0 million acquisition of the Ohio operations initially with short-term debt and the increased working capital requirements resulting from higher gas costs. The short-term debt utilized for the Ohio operations acquisition is being replaced over time with permanent financing (see Liquidity and Capital Resources). Upon the refinancing of $350.0 million of short term debt with long term debt, short-term debt would represent 23% of the Company's total debt.

Market risk is estimated as the potential impact resulting from fluctuations in interest rates on short-term borrowings, including bank notes, lines of credit and commercial paper. At September 30, 2001 and December 31, 2000, the combined borrowings under these facilities totaled $655.8 million and $759.9 million, respectively. Based upon average borrowing rates under these facilities during the three months ended September 30, 2001 and 2000, an increase of 100 basis points (1 %) in the rates would have increased interest expense by $1.5 million and $0.7 million, respectively. For the nine months ended September 30, 2001 and 2000, an increase of 100 basis points in rates would have increased interest expense by $4.7 million and $1.6 million, respectively. Approximately $0.4 million of the three month ended September 30, 2001 decrease and $1.1 million of the nine months ended September 30, 2001 decrease would be offset by changes in the Company's interest rate swaps.

Other Risks. By using forward purchase contracts and derivative financial instruments to manage risk, the Company exposes itself to counterparty credit risk and market risk. The Company manages this exposure to counterparty credit risk by entering into contracts with financially sound companies that can be expected to fully perform under the terms of the contract. The Company manages exposure to market risk associated with commodity contracts and interest rates by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

                  VECTREN CORPORATION AND SUBSIDIARY COMPANIES

                              PART II. OTHER ITEMS

ITEM 1.  LEGAL PROCEEDINGS

Vectren is party to various legal proceedings arising in the normal course of business. In the opinion of management, there are no legal proceedings pending against Vectren that are likely to have a material adverse effect on its financial position or results of operations. See Note 13 regarding the Culley Generating Station Investigation Matter and Note 15 regarding ProLiance in Part I Item 1.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

     EX - 1.1 Underwriting Agreement, dated October 12, 2001, between Vectren Utility Holdings, Inc., Indiana Gas Company, Inc., Southern Indiana Gas and Electric Company, Vectren Energy Delivery of Ohio, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated. (Filed and designated in Form 8-K filed October 18, 2001, File No. 1-16739, as Exhibit 1.)

     EX - 4.3 Indenture, dated October 19, 2001, between Vectren Utility Holdings, Inc., Indiana Gas Company, Inc., Southern Indiana Gas and Electric Company, Vectren Energy Delivery of Ohio, Inc. and U.S. Bank Trust National Association. (Filed and designated in Form 8-K filed October 19, 2001, File No. 1-16739, as Exhibit 4.1.)

     EX - 4.4 First Supplemental Indenture, dated October 19, 2001, between Vectren Utility Holdings, Inc., Indiana Gas Company, Inc., Southern Indiana Gas and Electric Company, Vectren Energy Delivery of Ohio, Inc. and U.S. Bank Trust National Association. (Filed and designated in Form 8-K filed October 19, 2001, File No. 1-16739, as Exhibit 4.2.)

Reports on Form 8-K

On July 27, 2001, Vectren Corporation filed a Current Report on Form 8-K with respect to the release of financial information to the investment community regarding the Company's results of operations, financial position and cash flows for the three and six month periods ended June 30, 2001. The financial information was released to the public through this filing.
         Item 5.  Other Events
         Item 7.  Exhibits
               99.1 - Press Release - Second Quarter 2001 Vectren Earnings
               99.2 - Cautionary Statement for Purposes of the "Safe Harbor"
                    Provisions of the Private Securities Litigation Reform Act of 1995

On August 29, 2001, Vectren Corporation filed a Current Report on Form 8-K with respect to a corrected Consent of Independent Public Accountants of Arthur Andersen LLP dated August 27, 2001. This Consent should replace the Arthur Andersen LLP Consent of Independent Public Accountants previously filed with the on Form 10-K/A for the year ending December 31, 200 on August 29, 2001, which contained a typographical error with regards to a registration statement number.
         Item 5.  Other Events
         Item 7.  Financial Statements and Exhibits
                   Exhibit 23 - Consent of Independent Public Accountants of Arthur Andersen LLP dated May 17, 2001

On August 29, 2001, Vectren Corporation filed an Amended Current Report on Form 8-K/A. This Form 8-K/A amends the Current Report on Form 8-K filed by Vectren Corporation on January 16, 2001 to provide additional information on the calculation of pro forma interest expense in Note 3b and the pro forma balance sheet in the introduction.

The following financial statements are included: Pro forma financial statements of Vectren Corporation for the year ended December 31, 1999 and as of September 30, 2000 and for the nine months ended September 30, 2000.
         Item 7.  Financial Statements and Exhibits

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           VECTREN CORPORATION
                                           ----------------------
                                           Registrant




        November 14, 2001                  /s/Jerome A. Benkert, Jr.
                                           -------------------------
                                           Jerome A. Benkert, Jr.
                                           Executive Vice President,
                                           Chief Financial Officer and Treasurer




                                           /s/M. Susan Hardwick
                                           -------------------------
                                           M. Susan Hardwick
                                           Vice President and Controller