Form 10-K405
period 2001-12-31
VECTREN CORP
filed 2002-03-29
CIK 1096385

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K


                 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2001

                                       OR

               _ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from__________ to____________

 Commission    Registrant, State of Incorporation;        IRS Employer
 File Number   Address and Telephone Number             Identification No.
 -----------   -----------------------------------      ------------------
   1-15467            Vectren Corporation                   35-2086905
                    (An Indiana Corporation)
                     20 N. W. Fourth Street
                   Evansville, Indiana 47708
                        (812) 491-4000

Securities registered pursuant to Section 12(b) of the Act:
                                                        Name of each exchange
    Registrant               Title of each class         on which registered
-------------------       -------------------------    -----------------------
Vectren Corporation       Common- Without Par Value    New York Stock Exchange


Securities registered pursuant to Section 12(g) of the Act:

                                      None
--------------------    -----------------------------    ----------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days: Yes X No _

As of March 22, 2002, the aggregate market value of the Common Stock held by nonaffiliates was $1,642,637,062.

Indicate the number shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Common Stock- Without Par Value          67,726,439            March 22, 2002
-------------------------------          ----------            --------------
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

                       Documents Incorporated by Reference
Certain information in the Company's definitive Proxy Statement for the 2002 Annual Meeting of Stockholders, which was filed with the Securities and Exchange Commission on March 15, 2002, is incorporated by reference in Part III of this Form 10-K.

Information in the Company's Current Report on Form 8-K, which was filed with the Securities and Exchange Commission on March 26, 2002, regarding replacement of the Company's independent auditors, is incorporated by reference in Part I of this filing.


                                Table of Contents
Item                                                                       Page
Number                                                                   Number
                                     Part I

  1   Business .............................................................  1
  2   Properties ...........................................................  8
  3   Legal Proceedings.....................................................  9
  4   Submission of Matters to Vote of Security Holders.....................  9

                                     Part II

  5   Market for the Company's Common Equity
        and Related Stockholder Matters ....................................  9
  6   Selected Financial Data............................................... 10
  7   Management's Discussion and Analysis
        of Results of Operations and Financial Condition.................... 12
  7A  Qualitative and Quantitative Disclosures About Market Risk............ 35
  8   Financial Statements and Supplementary Data........................... 37
  9   Change in and Disagreements with Accountants on
        Accounting and Financial Disclosure................................. 76

                                    Part III

 10   Directors and Executive Officers of
        the Company......................................................... 76
 11   Executive Compensation................................................ 77
 12   Security Ownership of Certain Beneficial
        Owners and Management............................................... 77
 13   Certain Relationships and Related
        Transactions........................................................ 77

                                     Part IV

 14   Exhibits, Financial Statement Schedules and
        Reports on Form 8-K................................................. 77
      Signatures............................................................ 81

                                   Definitions
As discussed in this Form 10-K, the abbreviations Dth means dekatherms, MDth means thousands of dekatherms, MMDth means millions of dekatherms, MW means megawatts, MMBTU means millions of British thermal units, kWh means kilowatt hours, throughput means combined gas sales and gas transportation volumes, and Mva means megavolt amperes.

                                     PART I

ITEM 1.  BUSINESS

                           Description of the Business

Vectren Corporation (the Company or Vectren), an Indiana corporation, is an energy and applied technology holding company headquartered in Evansville, Indiana. The Company was organized on June 10, 1999 solely for the purpose of effecting the merger of Indiana Energy, Inc. (Indiana Energy) and SIGCORP, Inc. (SIGCORP). On March 31, 2000, the merger of Indiana Energy with SIGCORP and into Vectren was consummated with a tax-free exchange of shares and has been accounted for as a pooling-of-interests in accordance with Accounting Principles Board (APB) Opinion No. 16 "Business Combinations" (APB 16).

The Company's wholly owned subsidiary, Vectren Utility Holdings, Inc. (VUHI), serves as the intermediate holding company for its three operating public utilities: Indiana Gas Company, Inc. (Indiana Gas), formerly a wholly owned subsidiary of Indiana Energy, Southern Indiana Gas and Electric Company (SIGECO), formerly a wholly owned subsidiary of SIGCORP, and the Ohio operations (defined hereafter). Both Vectren and VUHI are exempt from registration pursuant to Section 3(a)(1) and 3(c) of the Public Utility Holding Company Act of 1935.

Indiana Gas provides natural gas distribution and transportation services to a diversified customer base in 311 communities in 49 of Indiana's 92 counties. SIGECO provides electric generation, transmission, and distribution services to Evansville, Indiana, and 74 other communities in 8 counties in southwestern Indiana and participates in the wholesale power market. SIGECO also provides natural gas distribution and transportation services to Evansville, Indiana, and 64 communities in 10 counties in southwestern Indiana. The Ohio operations provide natural gas distribution and transportation services to Dayton, Ohio, and 87 other communities in 17 counties in west central Ohio.

The Company is also involved in nonregulated activities in four primary business areas: Energy Marketing and Services, Coal Mining, Utility Infrastructure Services, and Broadband. Energy Marketing and Services markets natural gas, provides fuel supply management, and provides energy performance contracting services. Coal Mining provides the mining and sale of coal to the Company's utility operations and to other third parties and generates income tax credits through an Internal Revenue Service (IRS) Code Section 29 investment tax credit relating to the production of coal-based synthetic fuels. Utility Infrastructure Services provides underground construction and repair, facilities locating, and meter reading. Broadband invests in broadband communication services such as cable television, high-speed Internet, and advanced local and long distance phone services. In addition, the nonregulated group has investments in other businesses that invest in energy-related opportunities and provide supply chain services, debt collection services, and environmental compliance testing services.

Acquisition of Gas Distribution Assets of The Dayton Power and Light Company

On October 31, 2000, the Company acquired the natural gas distribution assets of The Dayton Power and Light Company for approximately $465.0 million. The acquisition has been accounted for as a purchase transaction in accordance with APB 16, and accordingly, the results of operations of the acquired businesses are included since the date of acquisition.

The Company acquired the natural gas distribution assets as a tenancy in common through two separate wholly owned subsidiaries. Vectren Energy Delivery of Ohio, Inc. (VEDO) holds a 53% undivided ownership interest in the assets, and Indiana Gas holds a 47% undivided ownership interest. VEDO is the operator of the assets, and these operations are referred to as "the Ohio operations."

                               Recent Development

On March 26, 2002, the Company filed a Current Report on Form 8-K announcing its decision to replace Arthur Andersen LLP as its independent auditors effective upon the completion of a transition period which is expected to extend through the conclusion of their review of the financial results of the Company for the first quarter of 2002. This Form 8-K is included in this filing as Exhibit 99.1.

                      Narrative Description of the Business

The Company segregates its businesses into gas utility services, electric utility services, nonregulated, and corporate and other business segments. The Company collectively refers to its gas and electric utility services segments as its regulated operations. At December 31, 2001, the Company had $2.9 billion in total assets, with $2.4 billion (83%) attributed to regulated, $0.4 billion (12%) attributed to nonregulated, and $0.1 billion (5%) attributed to corporate and other. Net income for the year ended 2001 was $63.6 million, or $0.95 per share of common stock. Excluding nonrecurring charges with an after-tax impact of $25.7 million, net income for the year ended 2001 was $89.3 million, or $1.34 per share of common stock, with $65.8 million attributed to regulated, $21.9 million attributed to nonregulated, and $1.6 million attributed to corporate and other. Nonrecurring items net of tax in 2001 included $8.1 million of merger and integration costs, $11.8 million of restructuring costs, $7.7 million of extraordinary loss, and $1.9 million gain on the impact of SFAS 133, including cumulative effect of change in accounting principle. Excluding nonrecurring items, net of tax, the results reflect a decrease of $14.6 million or $0.36 per share, compared to 2000. Nonrecurring items, net of tax, in 2000 included $36.8 million of merger and integration costs and a $4.9 million gain on restructuring of a nonregulated investment. The operations of the corporate and other business segment, which include primarily information technology services, are not significant.

For further information refer to Note 18 regarding the segments' activities and assets, Note 3 regarding special charges, Note 16 regarding the adoption of and current year impact of SFAS 133, Note 5 regarding the extraordinary loss, and
Note 4 regarding the gain recognized on restructuring of a nonregulated investment in the Company's consolidated financial statements included under
Item 8 Financial Statements and Supplementary Data.

                           Regulated Business Segments

The Company's regulated operations are comprised of its Gas Utility Services and Electric Utility Services segments. The Gas Utility Services segment includes the operations of Indiana Gas, the Ohio operations, and SIGECO's natural gas distribution business and provides natural gas distribution and transportation services to nearly two-thirds of Indiana and west central Ohio. The Electric Utility Services segment includes SIGECO's power supply operations, power marketing operations, and electric transmission and distribution services, which operate and maintain six coal-fired electric power plants and five gas-fired peaking units with a total of 1,271 megawatts of generating capacity to provide electricity to primarily southwestern Indiana.

Gas Utility Services

Overview

For the year ended December 31, 2001, the Company supplied natural gas service to 953,214 Indiana and Ohio customers, including 868,685 residential, 80,235 commercial, and 4,294 transportation customers. This represents customer base growth of nearly 1% compared to 2000.

The Company's service area contains diversified manufacturing and agriculture-related enterprises. The principal industries served include automotive assembly, parts and accessories, feed, flour and grain processing, metal castings, aluminum products, appliance manufacturing, polycarbonate resin (Lexan) and plastic products, gypsum products, electrical equipment, metal specialties, glass, steel finishing, pharmaceutical and nutritional products, gasoline and oil products, and coal mining.

The largest Indiana communities served are Evansville, Muncie, Anderson, Lafayette, West Lafayette, Bloomington, Terre Haute, Marion, New Albany, Columbus, Jeffersonville, New Castle, and Richmond. The largest community served outside of Indiana is Dayton, Ohio.

Revenues

For the year ended December 31, 2001, natural gas revenues were approximately $1,031.5 million of which residential customers accounted for 66%, commercial 24%, and transportation 10%, respectively.

The Company receives gas revenues by selling gas directly to residential, commercial, and industrial customers at approved rates or by transporting gas through its pipelines at approved rates to commercial and industrial customers that have purchased gas directly from other producers, brokers, or marketers. Total volume of gas provided to both sales and transportation customers (throughput) was 199,761 MDth for the year ended December 31, 2001. Transported gas represented 45% of total throughput. Rates for transporting gas provide for the same margins generally earned by selling gas under applicable sales tariffs.

The sale of gas is seasonal and strongly affected by variations in weather conditions. To mitigate seasonal demand, the Company owns and operates eight underground gas storage fields, six liquefied petroleum air-gas manufacturing plants and maintains contract storage. Natural gas purchased from suppliers is injected into storage during periods of light demand which are typically periods of lower prices. The injected gas is then available to supplement contracted volumes during periods of peak requirements. Approximately 705,000 Dth of gas per day can be withdrawn during peak demand periods.

Gas Purchases

In 2001, the Company purchased natural gas from multiple suppliers including ProLiance Energy, LLC (ProLiance). ProLiance is an unconsolidated, nonregulated, energy marketing affiliate of Vectren and Citizens Gas and Coke Utility. (See
Note 4 in the Company's consolidated financial statements included in Item 8 Financial Statements and Supplementary Data regarding transactions with ProLiance ). The Company purchased 114,503 MDth volumes of gas in 2001 at an average cost of $5.63 per MDth, of which 87% was purchased from ProLiance. The cost of gas purchased for the last five years is as follows:

                                             Average Cost
                             Year          of Gas Purchased
                             ----          ----------------
                             1997                 $3.56
                             1998                 $3.53
                             1999                 $3.58
                             2000                 $5.60
                             2001                 $5.63

Regulatory Matters

See Item 7 Management's Discussion and Analysis of Results of Operations and Financial Condition regarding the Company's regulated environment.

Environmental Matters

See Item 7 Management's Discussion and Analysis of Results of Operations and Financial Condition regarding manufactured gas plants.

Electric Utility Services

Overview

The Company supplied electric service to 133,294 Indiana customers (115,770 residential, 17,327 commercial, and 197 industrial) during 2001. In addition, the Company is obligated to provide for firm power commitments to several municipalities and to maintain spinning reserve margin requirements under an agreement with the East Central Area Reliability Group.

The principal industries served include polycarbonate resin (Lexan) and plastic products, aluminum smelting and recycling, aluminum sheet products, automotive assembly, steel finishing, appliance manufacturing, pharmaceutical and nutritional products, automotive glass, gasoline and oil products, and coal mining.

Revenues

For the year ended December 31, 2001, electricity sales totaled 9,138,770 megawatt hours, resulting in revenues of approximately $378.9 million. Residential customers accounted for 25% of 2001 revenues; commercial 20%; industrial 22%; wholesale 32%; and other 1%.

Generating Capacity

Installed generating capacity as of December 31, 2001 was rated at 1,271 megawatts (MW). Coal-fired generating units provide 1,056 MW of capacity and gas or oil-fired turbines used for peaking or emergency conditions provide 215 MW.

In addition to its generating capacity, the Company has 82 MW available under firm contracts and 95 MW available under interruptible contracts. New peaking capacity of 80 MW is under development and is planned to be available for the summer peaking season in 2002. This new generating capacity will be fueled by natural gas.

The Company has interconnections with Louisville Gas and Electric Company, Cinergy Services, Inc., Indianapolis Power & Light Company, Hoosier Energy Rural Electric Cooperative, Inc., Big Rivers Electric Corporation, Wabash Valley Power Association, and the City of Jasper, Indiana, providing the ability to simultaneously interchange approximately 750 MW.

Total load for each of the years 1997 through 2001 at the time of the system summer peak, and the related reserve margin, is presented below in MW.

Date of Summer Peak Load        7-14-97   7-21-98   7-6-99   8-17-00   7-31-01
                                -------   -------   ------   -------   -------
Total Load at Peak               1,086     1,129     1,230    1,212     1,209

Generating Capability            1,236     1,256     1,256    1,256     1,271
Firm Purchase Supply                 -         -         -       75        82
Interruptible Contracts              -         -        95       95        95
                                ------    -------   ------   -------   -------
Total Power Supply Capacity      1,236     1,256     1,351    1,426     1,448

Reserve Margin at Peak             14%       11%       10%      18%       20%

The winter peak load of the 2000-2001 season of approximately 925 MW occurred on December 19, 2000 and was 6% higher than the previous winter peak load of approximately 873 MW which occurred on January 25, 2000.

The Company maintains a 1.5% interest in the Ohio Valley Electric Corporation
(OVEC). The OVEC is comprised of several electric utility companies, including SIGECO that supplies power requirements to the United States Department of Energy's (DOE) uranium enrichment plant near Portsmouth, Ohio. The participating companies are entitled to receive from OVEC, and are obligated to pay for, any available power in excess of the DOE contract demand. At the present time, the

DOE contract demand is essentially zero. Because of this decreased demand, the Company's 1.5% interest in the OVEC makes available approximately 32 MW of capacity, in addition to its generating capacity, for use in other operations.

Fuel Costs

Electric generation for 2001 was fueled by coal (99.6%) and natural gas (0.4%). Oil was used only for testing of gas/oil-fired peaking units.

There are substantial coal reserves in the southern Indiana area, and coal for coal-fired generating stations has been supplied from operators of nearby Indiana strip mines including those owned by Vectren Fuels, Inc., a wholly owned subsidiary of the Company. Approximately 3.2 million tons of coal was purchased for generating electricity during 2001. Of this amount, Vectren Fuels, Inc. supplied 2.6 million tons, of which 1.9 million tons was produced in its coal mines. The average cost of all coal consumed in generating electrical energy for the years 1997 through 2001 was as follows:

                                                             Average Cost
                        Average Cost      Average Cost         Per Kwh
        Year              Per Ton          Per MMBTU          (In Mills)
        ----            ------------      ------------       ------------
        1997               20.75               0.91               9.80
        1998               21.34               0.94               9.97
        1999               21.88               0.96              10.13
        2000               22.49               0.98              10.39
        2001               22.48               1.00              10.53

Other Operating Matters

The Company participates with 7 other utilities and 31 other affiliated groups located in 8 states comprising the east central area of the United States, in the East Central Area Reliability group, the purpose of which is to strengthen the area's electric power supply reliability. In addition, see Item 7 Management's Discussion and Analysis of Results of Operations and Financial Condition regarding the Company's participation in the Midwest Independent System Operator group and regarding the change in operations at the Warrick Generating Station.

Regulatory Matters

See Item 7 Management's Discussion and Analysis of Results of Operations and Financial Condition regarding the Company's regulated environment.

Environmental Matters

See Item 7 Management's Discussion and Analysis of Results of Operations and Financial Condition for discussion of the Company's Clean Air Act Compliance Plan and the USEPA's lawsuit against SIGECO for alleged violations of the Clean Air Act.

Competition

See Item 7 Management's Discussion and Analysis of Results of Operations and Financial Condition regarding competition within the public utility industry for the Company's regulated Indiana and Ohio operations.

                          Nonregulated Business Segment

Overview

The Company is involved in nonregulated activities in four primary business areas: Energy Marketing and Services, Coal Mining, Utility Infrastructure Services, and Broadband. Energy Marketing and Services markets natural gas, provides fuel supply management, and provides energy performance contracting services. Coal Mining provides the mining and sale of coal to the Company's utility operations and to other third parties and generates income tax credits through an IRS Section 29 investment tax credit relating to the production of coal-based synthetic fuels. Utility Infrastructure Services provides underground construction and repair, facilities locating, and meter reading. Broadband invests in broadband communication services such as cable television, high-speed Internet, and advanced local and long distance phone services. In addition, the nonregulated group has investments in other businesses that invest in other energy-related opportunities and provide supply chain services, debt collection services, and environmental compliance testing services.

Energy Marketing and Services

The Energy Marketing and Services group relies heavily upon a customer focused, value added strategy. The group provides natural gas, fuel supply management services, and market intelligence to a broad range of municipalities, utilities, industrial operations, schools, and healthcare institutions totaling almost 1,000 end-use customers. The group also focuses on performance-based energy contracting. This service helps schools, hospitals, and other governmental and private institutions reduce their energy and maintenance costs by upgrading their facilities with energy-efficient equipment. This group is also a significant gas supplier to the Company. At December 31, 2001, Energy Marketing and Services had 984 customers, up from 472 in 1999. Primarily through customer growth, volumes marketed increased to 393 MMDth in 2001, up from 287 MMDth in 1999.

Energy Marketing and Services includes two gas marketing companies. ProLiance is an unconsolidated affiliate of the Company and Citizens Gas and Coke Utility. SIGCORP Energy Services, Inc. is a wholly owned subsidiary of the Company. In addition, Energy Systems Group, LLC provides energy performance contracting and facility upgrades through its design and installation of energy-efficient equipment. Energy Systems Group, LLC is a consolidated venture between the Company and Citizens Gas, with the Company owning 67%.

Coal Mining

The Coal Mining group provides the mining and sale of coal to the Company's utility operations and to other third parties and generates income tax credits through an IRS Code Section 29 investment tax credit relating to the production of coal-based synthetic fuels. The Company's two coal mines produced 3.3 million tons, up from 1.2 million in 2000. Production was boosted as the Company's new underground mine began operation in the first quarter and produced approximately
1.9 millions tons of high-quality, low sulfur coal.

This group includes wholly owned subsidiaries of the Company, Vectren Fuels, Inc. and Vectren Synfuels, Inc.

Utility Infrastructure Services

Utility Infrastructure Services provides underground construction and repair of utility infrastructure to the Company and to other gas, water, electric, and telecommunications companies as well as facilities locating and meter reading.

This group includes Reliant Services, LLC (Reliant), a 50% owned strategic alliance with Cinergy Corp. Refer to Other Operating Matters in Item 7 Management's Discussion and Analysis of Results of Operations and Financial Condition regarding Reliant's acquisition of Miller Pipeline Corporation.

Broadband

Broadband invests in broadband communication services such as cable television, high-speed Internet, and advanced local and long distance phone services. The Broadband group provides telecommunications services to approximately 28,000 residential and commercial customers (an increase of 28% from 2000) in the greater Evansville area in southern Indiana. The present customer base has yielded approximately 75,000 revenue generating units (up from approximately 58,000 at the end of 2000) indicating multiple lines and/or services being utilized by the same customer.

The Company has a 14% interest in Class A units of Utilicom Networks, LLC (Utilicom). Utilicom is a provider of bundled communication services focusing on last mile delivery to residential and commercial customers. The Company also has a minority interest in SIGECOM Holdings, Inc. (Holdings), which was formed by Utilicom to hold interests in SIGECOM, LLC (SIGECOM). SIGECOM provides broadband services to the greater Evansville, Indiana, area. Utilicom also plans to provide services to Indianapolis, Indiana, and Dayton, Ohio.

In July 2001, Utilicom announced a delay in funding of the Indianapolis and Dayton projects. This delay, with which Company management agrees, is due to the current environment within the telecommunication capital markets, which has prevented Utilicom from obtaining debt financing on terms it considers acceptable. While the existing investors are still committed to the Indianapolis and Dayton markets, the Company is not required to and does not intend to proceed unless the Indianapolis and Dayton projects are fully funded. This delay necessitated and resulted in the extension of the franchising agreements into the third quarter of 2002.

Refer to Other Operating Matters in Item 7 Management's Discussion and Analysis of Results of Operations and Financial Condition for additional information on the Company's investment in Utilicom.

Other Businesses

In addition to the nonregulated business groups previously discussed, the Other Businesses group invests in a portfolio of interests in gas and power storage, fuel cells, distributed generation projects, and similar energy-related businesses. Additional activities include:

     X A utility services business, which supplies utilities with a number of important services ranging from supply chain management to environmental compliance testing.
     X A retail unit, providing natural gas and other related products and services primarily in Ohio serving customers opting for choice among energy providers.
     X    A broadband consulting and construction business.

Major investments include Haddington Energy Partnerships, two partnerships both approximately 40% owned; CIGMA, LLC, a 50% owned strategic alliance with an affiliate of Citizens Gas; and wholly owned subsidiaries of the Company; Southern Indiana Properties, Inc., Energy Realty, Inc., Vectren Retail, LLC, Vectren Communication Services, Inc., and IEI Financial Services, LLC.

                                    Personnel

As of December 31, 2001, the Company and its consolidated subsidiaries had 1,986 employees.

In August 2001, the Company signed a new four-year labor agreement, ending in September 2005 with Local 135 of the Teamsters, Chauffeurs, Warehousemen and Helpers. The new agreement provides for annual wage increases of 3.25%, a new 401(k) savings plan and improvements in the areas of health insurance and pension.

Concurrent with the Company's purchase of the Ohio operations, VEDO and Local Union 175, Utility Workers Union of America approved a labor agreement effective November 2000, through October 2005. The agreement provides a 3.25% wage increase each year, and the other terms and conditions are substantially the same as the agreement reached between the Utility Workers Union and Dayton Power and Light Company in August of 2000.

In July 2000, SIGECO signed a new four-year labor agreement with Local 702 of the International Brotherhood of Electrical Workers, ending June 2004. The new agreement provides a 3% wage increase for each year in addition to improvements in health care coverage, retirement benefits and incentive pay.

The labor agreement between Indiana Gas, Local Union 1393 of the International Brotherhood of Electrical Workers and Local Unions 7441 and 12213, United Steelworkers of America, went into effect in November 1998 for a five year term expiring on December 2003. The agreement contains a 4% wage increase in 1998 and 3% wage increases each year thereafter during the term of the agreement, in addition to increased performance incentives, a new sick pay provision and a simplified pension benefit formula.

ITEM 2.   PROPERTIES

Gas Utility Services
Specific to its Indiana operations, Indiana Gas owns and operates five gas storage fields located in Indiana covering 71,484 acres of land with an estimated ready delivery from storage capability of 8.0 MMDth of gas with daily delivery capabilities of 134,160 Dth. For its Indiana operations, Indiana Gas also maintains 186,578 Dth of gas in contract storage with a daily deliverability of 3,563 Dth and three liquefied petroleum (propane) air-gas manufacturing plants in Indiana with a total daily capacity of 31,000 Dth of gas. Indiana Gas' gas delivery system includes 11,336 miles of distribution and transmission mains all of which are in Indiana except for pipeline facilities extending from points in northern Kentucky to points in southern Indiana so that gas may be transported to Indiana and sold or transported by Indiana Gas to ultimate customers in Indiana.

SIGECO owns and operates three underground gas storage fields with an estimated ready delivery from storage capability of 6.2 MMDth of gas with daily delivery capabilities of 129,000 Dth. SIGECO's gas delivery system includes 2,921 miles of distribution and transmission mains all of which are located in Indiana.

The Ohio operations operate three liquefied petroleum (propane) air-gas manufacturing plants located in Ohio with a total daily capacity of 52,187 Dth, and approximately 13.9 MMDth of firm storage service from various pipelines with daily deliverability of 354,788 Dth of gas. The Ohio operations' gas delivery system includes 5,132 miles of distribution and transmission mains, all of which are located in Ohio.

Electric Utility Services
SIGECO's installed generating capacity as of December 31, 2001 was rated at 1,271 MW. SIGECO's coal-fired generating facilities are: the Brown Station with 500 MW of capacity, located in Posey County approximately eight miles east of Mt. Vernon, Indiana; the Culley Station with 406 MW of capacity, and Warrick Unit 4 with 150 MW of capacity. Both the Culley and Warrick Stations are located in Warrick County near Yankeetown, Indiana. SIGECO's gas-fired turbine peaking units are: the 80 MW Brown Gas Turbine located at the Brown Station; two Broadway Gas Turbines located in Evansville, Indiana, with a combined capacity of 115 MW; and two Northeast Gas Turbines located northeast of Evansville in Vanderburgh County, Indiana with a combined capacity of 20 MW. The Brown and Broadway Unit 2 turbines are also equipped to burn oil. Total capacity of SIGECO's five gas turbines is 215 MW, and they are generally used only for reserve, peaking or emergency purposes due to the higher per unit cost of generation.

SIGECO's transmission system consists of 828 circuit miles of 138,000 and 69,000 volt lines. The transmission system also includes 27 substations with an installed capacity of 4,014.2 megavolt amperes (Mva). The electric distribution system includes 3,205 pole miles of lower voltage overhead lines and 255 trench miles of conduit containing 1,465 miles of underground distribution cable. The distribution system also includes 96 distribution substations with an installed capacity of 1,918.2 Mva and 50,133 distribution transformers with an installed capacity of 2,284.1 Mva.

The only utility property SIGECO owns outside of Indiana is approximately eight miles of 138,000 volt electric transmission line which is located in Kentucky and which interconnects with Louisville Gas and Electric Company's transmission system at Cloverport, Kentucky.

Nonregulated Services
Subsidiaries other than the utility operations have no significant properties other than the ownership and operation of coal mining property in Indiana and investments in real estate partnerships, leveraged leases and notes receivable.

Property Serving as Collateral
SIGECO's properties are subject to the lien of the First Mortgage Indenture dated as of April 1, 1932 between SIGECO and Bankers Trust Company, as Trustee, as supplemented by various supplemental indentures.

ITEM 3.  LEGAL PROCEEDINGS

The Company and its subsidiaries are involved in various legal proceedings arising in the normal course of business. In the opinion of management, with the exception of the matters described in Notes 4 and 14 of its consolidated financial statements included in Item 8 Financial Statements and Supplementary Data regarding transactions with ProLiance and the Clean Air Act, there are no legal proceedings pending against the Company that could be material to its financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter to a vote of security holders.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock trades on the New York Stock Exchange under the symbol "VVC." The high and low sales prices for the Company's common stock as reported on the New York Stock Exchange composite transactions reporting system and dividends paid are shown in the following table for the periods indicated.

                                                Price Range
                              Cash             -----------------------
2001                        Dividend            High              Low
                            --------           ------           ------
     First Quarter           $0.255            $24.44           $21.00
     Second Quarter           0.255             23.90            20.38
     Third Quarter            0.255             22.46            19.76
     Fourth Quarter           0.265             24.07            21.05

On January 23, 2002, the board of directors declared a dividend of $0.265 per share, payable on March 1, 2002, to common shareholders of record on February 15, 2002.

As of March 22, 2002, there were 14,151 shareholders of record of the Company's common stock.

Dividends on shares of common stock are payable at the discretion of the board of directors out of legally available funds. Future payments of dividends, and the amounts of these dividends, will depend on the Company's financial condition, results of operations, capital requirements, and other factors.

ITEM 6.  SELECTED FINANCIAL DATA

The following table presents selected consolidated financial information. The information should be read in conjunction with the Company's consolidated financial statements and notes thereto presented under Part II, Item 8 Financial Statements and Supplementary Data of this Form 10-K. The financial information as of December 31, 1998-2001 and for each of the five years in the period ended December 31, 2001 are derived from the Company's audited consolidated financial statements. The financial information as of December 31, 1997 is derived from internal unaudited consolidated financial statements. This information has been restated to reflect the pooling of interest transaction pursuant to which each of Indiana Energy and SIGCORP merged into Vectren.

                             Year Ended December 31
--------------------------------------------------------------------------------------------
(In millions, except per share data)   1997 (4)       1998      1999    2000(2,3)   2001 (1)
--------------------------------------------------------------------------------------------
Operating Data:
Operating revenues                    $   972.1  $   997.7  $ 1,068.4  $ 1,648.7   $ 2,170.0
Operating income                      $   124.6      148.5      160.8      131.1   $   139.6
Income before extraordinary loss &
  cumulative effect of change in
  accounting principle                $    67.7       86.6       90.7       72.0   $    67.4
Net income                            $    67.7       86.6       90.7       72.0   $    63.6
Average common shares outstanding          61.6       61.6       61.3       61.3        66.7
Fully diluted common shares
  outstanding                              61.6       61.8       61.4       61.4        66.9
Basic earnings per share before
  extraordinary loss & cumulative
  effect of change in accounting
  principle                           $    1.10  $    1.41  $    1.48  $    1.18   $    1.01
Basic earnings per share
  on common stock                     $    1.10  $    1.41  $    1.48  $    1.18   $    0.95
Diluted earnings per share before
  extraordinary loss & cumulative
  effect of change in accounting
  principle                           $    1.10  $    1.40  $    1.48  $    1.17   $    1.01
Diluted earnings per share
  on common stock                     $    1.10  $    1.40  $    1.48  $    1.17   $    0.95
Dividends per share on common stock   $    0.88  $    0.90  $    0.94  $    0.98   $    1.03

Balance Sheet Data:
Total assets                          $ 1,758.6  $ 1,798.8  $ 1,980.5  $ 2,926.3   $ 2,856.8
Long-term debt, net                   $   475.5  $   388.9  $   486.7  $   632.0   $ 1,014.0
Redeemable preferred stock            $     8.4  $     8.3  $     8.2  $     8.1   $     0.5
Common shareholders' equity           $   653.7  $   677.9  $   709.8  $   731.7   $   848.6


(1) Merger and integration related costs incurred for the year ended December 31, 2001 totaled $2.8 million. These costs relate primarily to transaction costs, severance and other merger and acquisition integration activities.

     As a result of merger integration activities, management retired certain information systems in 2001. Accordingly, the useful lives of these assets were shortened to reflect this decision, resulting in additional depreciation expense of approximately $9.6 million for the year ended December 31, 2001.

     In total, merger and integration related costs incurred for the year ended December 31, 2001 were $12.4 million ($8.1 million after tax).

     The Company incurred restructuring charges of $19.0 million, ($11.8 million after tax) relating to employee severance, related benefits and other employee related costs, lease termination fees related to duplicate facilities, and consulting and other fees.

(2) Merger and integration related costs incurred for the year ended December 31, 2000 totaled $41.1 million. These costs relate primarily to transaction costs, severance and other merger and acquisition integration activities.

     As a result of merger integration activities, management identified certain information systems to be retired in 2001. Accordingly, the useful lives of these assets were shortened to reflect this decision, resulting in additional depreciation expense of approximately $11.4 million for the year ended December 31, 2000.

     In total, merger and integration related costs incurred for the year ended December 31, 2000 were $52.5 million ($36.8 million after tax).

(3) Reflects two months of results of the Ohio operations.

(4) During 1997, the board of directors of Indiana Gas authorized management to undertake the actions necessary and appropriate to restructure Indiana Gas' operations and recognize a resulting restructuring charge of $39.5 million ($24.5 million after tax) which included estimated costs related to involuntary workforce reductions.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto:

Description of the Business
Vectren Corporation (the Company or Vectren), an Indiana corporation, is an energy and applied technology holding company headquartered in Evansville, Indiana. The Company was organized on June 10, 1999 solely for the purpose of effecting the merger of Indiana Energy, Inc. (Indiana Energy) and SIGCORP, Inc. (SIGCORP). On March 31, 2000, the merger of Indiana Energy with SIGCORP and into Vectren was consummated with a tax-free exchange of shares and has been accounted for as a pooling-of-interests in accordance with Accounting Principles Board (APB) Opinion No. 16 "Business Combinations" (APB 16).

The Company's wholly owned subsidiary, Vectren Utility Holdings, Inc. (VUHI), serves as the intermediate holding company for its three operating public utilities: Indiana Gas Company, Inc. (Indiana Gas), formerly a wholly owned subsidiary of Indiana Energy, Southern Indiana Gas and Electric Company (SIGECO), formerly a wholly owned subsidiary of SIGCORP, and the Ohio operations (defined hereafter). Both Vectren and VUHI are exempt from registration pursuant to Section 3(a)(1) and 3(c) of the Public Utility Holding Company Act of 1935.

Indiana Gas provides natural gas distribution and transportation services to a diversified customer base in 311 communities in 49 of Indiana's 92 counties. SIGECO provides electric generation, transmission, and distribution services to Evansville, Indiana, and 74 other communities in 8 counties in southwestern Indiana and participates in the wholesale power market. SIGECO also provides natural gas distribution and transportation services to Evansville, Indiana, and 64 communities in 10 counties in southwestern Indiana. The Ohio operations provide natural gas distribution and transportation services to Dayton, Ohio, and 87 other communities in 17 counties in west central Ohio.

The Company is also involved in nonregulated activities in four primary business areas: Energy Marketing and Services, Coal Mining, Utility Infrastructure Services, and Broadband. Energy Marketing and Services markets natural gas, provides fuel supply management, and provides energy performance contracting services. Coal Mining provides the mining and sale of coal to the Company's utility operations and to other third parties and generates income tax credits through an Internal Revenue Service (IRS) Code Section 29 investment tax credit relating to the production of coal-based synthetic fuels. Utility Infrastructure Services provides underground construction and repair, facilities locating, and meter reading. Broadband invests in broadband communication services such as cable television, high-speed Internet, and advanced local and long distance phone services. In addition, the nonregulated group has investments in other businesses that invest in energy-related opportunities and provide supply chain services, debt collection services, and environmental compliance testing services.

Acquisition of Gas Distribution Assets of The Dayton Power and Light Company

On October 31, 2000, the Company acquired the natural gas distribution assets of The Dayton Power and Light Company for approximately $465.0 million. The acquisition has been accounted for as a purchase transaction in accordance with APB 16, and accordingly, the results of operations of the acquired businesses are included in the accompanying financial statements since the date of acquisition.

The Company acquired the natural gas distribution assets as a tenancy in common through two separate wholly owned subsidiaries. Vectren Energy Delivery of Ohio, Inc. (VEDO) holds a 53% undivided ownership interest in the assets, and Indiana Gas holds a 47% undivided ownership interest. VEDO is the operator of the assets, and these operations are referred to as "the Ohio operations."


                       Consolidated Results of Operations

                                                         Year Ended December 31,
                                                         -----------------------
In millions, except per share amounts                   2001        2000      1999
                                                       ------     -------    ------
Net income, as reported                                $ 63.6     $  72.0    $ 90.7
  Merger & integration costs - net of tax                 8.1        36.8       -
  Restructuring costs - net of tax                       11.8         -         -
  Extraordinary loss - net of tax                         7.7         -         -
  Impact of SFAS 133, including cumulative effect
    of change in accounting principle - net of tax       (1.9)        -         -
  Gain on restructuring of a nonregulated
    investment - net of tax                               -          (4.9)      -
                                                       ------     -------    ------
Net income before nonrecurring items                   $ 89.3     $ 103.9    $ 90.7
                                                       ======     =======    ======
  Attributed to:
    Regulated                                          $ 65.8     $  84.0    $ 75.4
    Nonregulated                                         21.9        17.8      12.5
    Corporate & other                                     1.6         2.1       2.8
                                                       ------     -------    ------

Basic earnings per share, as reported                  $ 0.95      $ 1.18    $ 1.48
  Merger & integration costs                             0.12        0.60       -
  Restructuring costs                                    0.18        -          -
  Extraordinary loss                                     0.12        -          -
  Impact of SFAS 133, including cumulative effect
    of change in accounting principle                   (0.03)       -          -
  Gain on restructuring of a nonregulated
    investment                                           -          (0.08)      -
                                                       ------     -------    ------
Basic earnings per share before nonrecurring items     $ 1.34      $ 1.70    $ 1.48
                                                       ======     =======    ======
  Attributed to:
    Regulated                                          $ 0.99      $ 1.37    $ 1.23
    Nonregulated                                         0.33        0.29      0.20
    Corporate & other                                    0.02        0.04      0.05

In 2001, consolidated net income before the impact of nonrecurring items decreased $14.6 million, or $0.36 per share, compared to 2000. The decrease reflects lower regulated earnings resulting from extraordinarily high gas costs early in the year that unfavorably impacted margins and operating costs, warmer heating weather, especially during late 2001, and a weakened national economy. This reduction was primarily offset by increased earnings from nonregulated operations, primarily energy marketing and services and coal mining operations.

In 2000, consolidated net income before the impact of nonrecurring items increased $13.2 million, or $0.22 per share compared to 1999. The increase results from cooler weather, the inclusion of two months of the Ohio operations, and increased nonregulated earnings from energy marketing and services and coal mining operations and additional interest and leveraged lease income.

Dividends

In October 2001, the Company's board of directors increased its quarterly dividend to $0.265 per share from $0.255 per share. Dividends declared for the year ended December 31, 2001 were $1.03 per share, compared to $0.98 per share and $0.94 per share for the same periods in 2000 and 1999, respectively.

Nonrecurring Items

Merger & Integration Costs
Merger and integration costs incurred for the years ended December 31, 2001 and 2000 were $2.8 million and $41.1 million, respectively. The Company expects to realize net merger savings of nearly $200.0 million over ten years from the elimination of duplicate corporate and administrative programs and greater efficiencies in operations, business processes, and purchasing. Merger and integration activities resulting from the 2000 merger were completed in 2001.

Since March 31, 2000, $43.9 million has been expensed associated with merger and integration activities. Accruals were established at March 31, 2000 totaling $20.7 million. Of this amount, $5.5 million related to employee and executive severance costs, $13.1 million related to transaction costs and regulatory filing fees incurred prior to the closing of the merger, and the remaining $2.1 million related to employee relocations that occurred prior to or coincident with the merger closing. The remaining $23.2 million was expensed ($20.4 million in 2000 and $2.8 million in 2001) for accounting fees resulting from merger related filing requirements, consulting fees related to integration activities such as organization structure, employee travel between company locations, internal labor of employees assigned to integration teams, investor relations communication activities, and certain benefit costs.

The integration activities experienced by the Company included such things as information system consolidation, process review and definition, organization design and consolidation, and knowledge sharing.

As a result of merger integration activities, management retired certain information systems in 2001. Accordingly, the useful lives of these assets were shortened to reflect this decision, resulting in additional depreciation expense of approximately $9.6 million and $11.4 million for the years ended December 31, 2001 and 2000, respectively.

In total, for the year ended December 31, 2001, merger and integration costs totaled $12.4 million ($8.1 million after tax), or $0.12 on a basic earnings per share basis compared to $52.5 million ($36.8 million after tax), or $0.60 on a basic earnings per share basis in 2000.

Restructuring Costs
As part of continued cost saving efforts, in June 2001, the Company's management and board of directors approved a plan to restructure, primarily, its regulated operations. The restructuring plan included the elimination of certain administrative and supervisory positions in its utility operations and corporate office. Charges of $11.8 million were expensed in June 2001 as a direct result of the restructuring plan. Additional charges of $7.2 million were incurred during the remainder of 2001 primarily for consulting fees, employee relocation, and duplicate facilities costs. In total, the Company has incurred restructuring charges of $19.0 million, ($11.8 million after tax), or $0.18 on a basic earnings per share basis. These charges were comprised of $10.9 million for employee severance, related benefits and other employee related costs, $4.0 million for lease termination fees related to duplicate facilities and other facility costs, and $4.1 million for consulting and other fees incurred through December 31, 2001. The restructuring program was completed during 2001, except for the departure of certain employees impacted by the restructuring.
(See Note 3 for further information on restructuring costs.)

Extraordinary Loss
In June 2001, the Company sold certain leveraged lease investments with a net book value of $59.1 million at a loss of $12.4 million ($7.7 million after tax), or $0.12 on a basic earnings per share basis. Because of the transaction's significance and because the transaction occurred within two years of the effective date of the merger of Indiana Energy and SIGCORP, which was accounted for as a pooling-of-interests, APB 16 requires the loss on disposition of these investments to be treated as extraordinary. Proceeds from the sale of $46.7 million were used to retire short-term borrowings.

Impact of SFAS 133
Effective January 1, 2001, the Company adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." The cumulative impact of adoption of SFAS 133 on January 1, 2001 was a gain of approximately $6.3 million ($3.9 million after tax.) Unrealized losses totaling $3.2 million ($2.0 million after tax) arising from the change in market value since the date of adoption is reflected in purchased electric energy. The net impact of SFAS 133 for the year ended December 31, 2001 is a gain of $3.1 million ($1.9 million after tax), or $0.03 on a basic earnings per share basis. (See below for a complete discussion of the new accounting principle.)

Gain on Restructuring of a Nonregulated Investment
 In January 2000, the Company restructured its investment in SIGECOM, LLC (SIGECOM). Affiliates of The Blackstone Group acquired a majority ownership interest in Utilicom in the form of Class B units of Utilicom Networks, LLC (Utilicom). In connection with The Blackstone Group investment, the Company exchanged its 49% preferred equity interest in SIGECOM for $16.5 million of convertible subordinated debt of Utilicom and an 18.9% common equity interest in SIGECOM Holdings, Inc. (entity formed to hold interests in SIGECOM), which was valued at $6.5 million. The carrying value of the Company's 49% preferred equity interest was $15.0 million prior to the exchange. The Company received consideration in the exchange based upon an investment bank analysis of the fair value of SIGECOM at the transaction date. The investment restructuring resulted in a pre-tax gain of $8.0 million ($4.9 million after tax), or $0.08 on a basic earnings per share basis, which is classified in equity in earnings of unconsolidated affiliates in the Consolidated Statements of Income.

New Accounting Principle

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS 133, which requires that every derivative instrument be recorded on the balance sheet as an asset or liability measured at its market value and that changes in the derivative's market value be recognized currently in earnings unless specific hedge accounting criteria are met.

SFAS 133, as amended, requires that as of the date of initial adoption, the difference between the market value of derivative instruments recorded on the balance sheet and the previous carrying amount of those derivatives be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of change in accounting principle in accordance with APB Opinion No.
20, "Accounting Changes."

Resulting from the adoption of SFAS 133, certain contracts in the power marketing operations and gas marketing operations that are periodically settled net were required to be recorded at market value. Previously, the Company accounted for these contracts on settlement. The cumulative impact of the adoption of SFAS 133 resulting from marking these contracts to market on January 1, 2001 was an earnings gain of approximately $6.3 million ($3.9 million after tax) recorded as a cumulative effect of change in accounting principle in the Consolidated Statements of Income. The majority of this gain results from the Company's power marketing operations. SFAS 133 did not impact other commodity contracts because they were normal purchases and sales specifically excluded from the provisions of SFAS 133.

Unrealized losses totaling $3.2 million ($2.0 million after tax) arising from the difference between the current market value and the market value on the date of adoption is included in purchased electric energy in the Consolidated Statements of Income for the year ended December 31, 2001. Derivatives used in other commodity marketing operations are not significant.

In addition to Vectren's wholly owned subsidiaries, ProLiance Energy, LLC (ProLiance), an equity method investment, adopted SFAS 133 during 2000. The Company's share of the impact of adoption and continued use of derivatives by ProLiance is primarily reflected in accumulated other comprehensive income due to the nature of the derivatives used.

Results of Operations by Business Segment

Following is a more detailed discussion of the results of operations of the Company's regulated and nonregulated businesses. The detailed results of operations for the regulated businesses and nonregulated businesses are presented and analyzed before the reclassification and elimination of certain intersegment transactions necessary to consolidate those results into the Company's Consolidated Statements of Income. The operations of the Corporate and Other business segment, which include primarily information technology services, are not significant.

                Results of Operations of the Regulated Businesses

The Company's regulated operations are comprised of its Gas Utility Services and Electric Utility Services segments. The Gas Utility Services segment includes the operations of Indiana Gas, the Ohio operations, and SIGECO's natural gas distribution business and provides natural gas distribution and transportation services to nearly two-thirds of Indiana and west central Ohio. The Electric Utility Services segment includes SIGECO's power supply operations, power marketing operations, and electric transmission and distribution services, which operate and maintain six coal-fired electric power plants and five gas-fired peaking units with a total of 1,271 megawatts of generating capacity to provide electricity to primarily southwestern Indiana. The results of regulated operations before certain intersegment eliminations and reclassifications for the years ended December 31, 2001, 2000, and 1999 are as follows:


In millions, except per share amounts               2001        2000      1999
                                                 ---------    -------   -------

Gas revenues                                     $ 1,031.5    $ 818.8   $ 499.6
Cost of gas                                          708.2      552.5     266.4
                                                 ---------    -------   -------
GAS OPERATING MARGIN                                 323.3      266.3     233.2
                                                 ---------    -------   -------

Electric revenues                                    378.9      336.4     307.5
Cost of fuel & purchased power                       166.1      112.1      93.0
                                                 ---------    -------   -------
ELECTRIC OPERATING MARGIN                            212.8      224.3     214.5
                                                 ---------    -------   -------
TOTAL OPERATING MARGIN                               536.1      490.6     447.7

OPERATING EXPENSES
   Other operating                                   234.7      209.9     187.5
   Merger & integration costs                          2.8       32.7       -
   Restructuring costs                                15.0        -         -
   Depreciation & amortization                        96.9       82.4      79.5
   Income tax                                         22.7       34.9      43.2
   Taxes other than income taxes                      51.3       36.2      28.5
                                                 ---------    -------   -------
     Total expenses                                  423.4      396.1     338.7
                                                 ---------    -------   -------
OPERATING INCOME                                     112.7       94.5     109.0

Other - net                                            5.0        5.0       4.3
Interest expense                                      70.1       46.1      36.8
Preferred dividend requirement of subsidiary           0.8        1.0       1.1
                                                 ---------    -------   -------
Income before cumulative effect of change
   in accounting principle                            46.8       52.4      75.4

Cumulative effect of change in accounting
   principle - net of tax                              3.9        -         -
                                                 ---------    -------   -------
NET INCOME, AS REPORTED                          $    50.7    $  52.4   $  75.4
   Merger & integration costs - net of tax             7.7       31.6       -
   Restructuring costs - net of tax                    9.3        -         -
   Impact of SFAS 133, including cumulative
     effect of change in accounting
     principle - net of tax                           (1.9)       -         -
                                                 ---------    -------   -------
NET INCOME BEFORE NONRECURRING ITEMS             $    65.8    $  84.0   $  75.4
                                                 =========    =======   =======

EARNINGS PER SHARE, AS REPORTED                  $    0.76    $  0.86   $  1.23
   Merger & integration costs                         0.12       0.51      -
   Restructuring costs                                0.14       -         -
   Impact of SFAS 133, including cumulative
     effect of change in accounting principle        (0.03)      -         -
                                                  ---------    -------   -------
EARNINGS PER SHARE BEFORE
   NONRECURRING ITEMS                            $    0.99    $  1.37   $  1.23
                                                 =========    =======   =======

For 2001 compared to the prior year, earnings before the impact of nonrecurring items decreased $18.2 million due to extraordinarily high gas costs early in the year that unfavorably impacted margins and operating costs, including uncollectible accounts expense, interest, and excise taxes; heating weather that was 9% warmer than the prior year; and lower margins on wholesale power marketing sales.

For 2000 compared to 1999, earnings before the impact of nonrecurring items increased $8.6 million primarily due to cooler temperatures, and the inclusion of the Ohio operations for two months, offset by a disallowance of gas costs by the Indiana Utility Regulatory Commission (IURC).


Utility Margin (Utility Operating Revenues Less Utility Cost of Gas, Cost of Fuel for Electric Generation and Purchased Electric Energy)

Gas Utility Margin
Gas Utility margin for the year ended December 31, 2001 of $323.3 million increased $57.0 million, compared to 2000. For the incremental ten months from January through October from the Ohio operations, margin before the impact of higher gas costs and warmer weather was estimated at $82.5 million. Net of this amount, gas utility margin decreased by $25.5 million. The primary factors contributing to this decrease were weather that was 9% warmer than the prior year and the unfavorable impact on margin resulting from extraordinarily high gas costs early in 2001, coupled with the effects of a weakening economy. The weather impact reduced margin by approximately $18.0 million compared to the prior year period. The negative impact of higher gas costs on margin, along with general economic conditions, approximated $9.4 million. These decreases were offset somewhat by customer growth of nearly 1% compared to 2000. Including the Ohio operations, the Company's total throughput was 199.8 MMDth in 2001, 181.2 MMDth in 2000, and 150.7 MMDth in 1999.

Gas Utility margin for the year ended December 31, 2000, of $266.3 million increased $33.1 million compared to 1999. The Ohio operations represent $28.2 million of the increase. The remaining $4.9 million, or 2%, increase attributable to Indiana Gas and SIGECO's gas operations reflect 8% (11.9 MMDth) greater throughput due to much colder temperatures during the fourth quarter of 2000 than in the fourth quarter of 1999 and a 2% growth in customers. Residential and commercial sales rose 7% and 10%, respectively, during 2000. Temperatures were 11% colder in 2000 compared to 1999 and approached normal for the year. These favorable impacts were partially offset by a $3.8 million disallowance of recoverable gas costs by the IURC, charged against gas revenues in December 2000.

Cost of gas sold was $708.2 million in 2001, $552.5 million in 2000, and $266.4 million in 1999. Of the increases, the Ohio operations contributed $178.6 million in 2001 and $83.2 million in 2000. Excluding the Ohio operations, cost of gas sold decreased $22.9 million, or 4% in 2001 and increased $202.9 million, or 76%, in 2000. The changes are primarily due to fluctuations in average per unit purchased gas costs and the volume of dekatherms sold. The total average cost per dekatherm of gas purchased by Indiana Gas and SIGECO was $5.73 in 2001, $5.72 in 2000, and $3.58 in 1999. The price changes are due primarily to changing commodity costs in the marketplace.

Electric Utility Margin
Electric Utility margin for the year ended December 31, 2001 of $212.8 million decreased $11.5 million, or 5%, compared to 2000 primarily from decreased margin on sales to wholesale energy markets and firm wholesale customers, reflecting the weakened national economy, and a $3.2 million reduction in margin recorded to reflect certain wholesale power marketing purchase and sale contracts at current market values as required by SFAS 133. The decreases were partially offset by a 3% increase in residential and commercial sales due to cooling weather 7% warmer than the prior year and a 3% increase in residential and commercial customer bases.

Electric Utility margin for the year ended December 31, 2000 of $224.3 million increased $9.8 million, or 5%, compared to 1999 primarily due to a $4.4 million increase in margins resulting from wholesale energy market activity. The remaining increase results from increased sales caused by the impact of much colder fourth quarter temperatures on electric heating sales and a 5% growth in commercial customers during the year. Retail and firm wholesale electric sales for 2000 increased 2% and total electric sales increased 8%.

The cost of fuel and purchased power increased $54.0 million, or 48%, in 2001 compared to 2000 and increased $19.1 million, or 20%, in 2000 compared to 1999. The increases result primarily from more wholesale energy sales. Megawatt hours sold to the wholesale market increased 106% in 2001 compared to 2000 and increased 39% in 2000 compared to 1999. The 2001 increase was also affected by the reductions in margin recorded as a result of SFAS 133.

Utility Operating Expenses (excluding Cost of Gas Sold, Fuel for Electric Generation & Purchased Electric Energy)

Utility Other Operating
Excluding $31.4 million in additional expenses related to the Ohio operations, utility other operating expenses for the year ended December 31, 2001 decreased $6.6 million or 3% compared to 2000. The 2001 decrease results, primarily, from reduced maintenance expenditures and merger synergies in the current year, offset by increased uncollectible accounts expense resulting from increased gas costs.

Excluding $7.1 million in expenses related to the Ohio operations, utility other operating expenses for the year ended December 31, 2000 increased $15.3 million or 8% compared to 1999. The increase is primarily due to increased charges for use of corporate assets, including those assets which had useful lives shortened as a result of the merger.

Utility Depreciation & Amortization
Utility depreciation and amortization increased $14.5 million, or 18%, and $2.9 million, or 4%, in 2001 and in 2000, respectively. The increases are due to the inclusion of the Ohio operations and depreciation of normal utility plant additions at Indiana Gas and SIGECO. For the years ended December 31, 2001 and 2000, the increase in utility depreciation and amortization related to the Ohio operations was $12.9 million, including amortization of goodwill of $4.9 million, and $2.6 million, respectively.

Utility Income Tax
Federal and state income taxes related to utility operations decreased $12.2 million and $8.3 million in 2001 and in 2000, respectively. The 2001 decrease is due to lower pre-tax earnings. The effective tax rate decreased from 40% in 2000 to 33% in 2001. This decrease results primarily from a higher effective tax rate in 2000 due to the nondeductibility of certain merger and integration costs.

Utility Taxes Other Than Income Taxes
Utility taxes other than income taxes increased $15.1 million and $7.7 million in 2001 and in 2000, respectively. The years ended December 31, 2001 and 2000 include $15.3 million and $7.1 million, respectively, of additional expense related to the Ohio operations, primarily state excise tax.

Utility Interest Expense

Utility interest expense increased $24.0 million and $9.3 million, respectively, during the years ended December 31, 2001 and 2000. The increases are due primarily to interest related to the financing of the acquisition of the Ohio operations and increased working capital requirements resulting from higher natural gas prices.

Competition

The utility industry has been undergoing dramatic structural change for several years, resulting in increasing competitive pressures faced by electric and gas utility companies. Increased competition may create greater risks to the stability of utility earnings generally and may in the future reduce earnings from retail electric and gas sales. Currently, several states, including Ohio, have passed legislation allowing electricity customers to choose their electricity supplier in a competitive electricity market and several other states are considering such legislation. At the present time, Indiana has not adopted such legislation. Ohio regulation provides for choice of commodity for all gas customers. The Company plans to implement this choice for its gas customers in Ohio in 2002. Indiana has not adopted any regulation requiring gas choice; however, the Company has approved tariffs permitting large volume customers choice among commodity suppliers.

Other Operating Matters

Midwest Independent System Operator

The Federal Energy Regulatory Commission (FERC) approved the Midwest Independent System Operator (MISO) as the nation's first regional transmission organization. The Carmel, Indiana-based MISO began some operations in December 2001 with control of 73,000 miles of transmission lines carrying up to 81,000 megawatts of power. More than 20 states are included in the MISO from the Midwest and Plains states, to Texas, Arkansas, and part of the Southeast. In December 2001, the IURC approved the Company's request for authority to transfer operational control over its electric transmission facilities to the MISO.

The FERC has made regional transmission organizations a top priority since the California power crisis last winter. Regional transmission organizations place public utility transmission facilities in a region under common control to boost competition and to provide more reliable power at lower rates. Issues pertaining to certain of MISO's tariff charges for its services remain to be determined by the FERC. Given the outstanding tariff issues, as well as the potential for additional growth in participation in MISO, the Company is unable to determine the impact MISO participation may have on its operations.

Operation of Warrick Station

In March 2001, Alcoa Power Generating, Inc., a subsidiary of ALCOA, INC. (ALCOA) began operating the Warrick Generating Station. Prior to March 2001 and since 1956, the Company operated the Warrick Generating Station as an agent for ALCOA. Three generating units at the station are owned by ALCOA, and the Company owns a fourth unit equally with ALCOA. The operating change has no impact on the Company's entitlement to the generating capacity.

Under the new arrangement, the Company reimburses ALCOA for operating costs pertaining to the Company's share of the fourth unit and pays ALCOA a fee for agency services. The reimbursed operating costs and the related agency fee are expected to be comparable to the costs the Company would have incurred to operate and administer its generating facilities under the previous operating arrangement. Therefore, this change is not expected to negatively impact the Company's financial results. Additionally, SIGECO has retained ALCOA as a wholesale power and transmission services customer.

Environmental Matters

The Company is subject to federal, state, and local regulations with respect to environmental matters, principally air, solid waste, and water quality. Pursuant to environmental regulations, the Company is required to obtain operating permits for the electric generating plants that it owns or operates and construction permits for any new plants it might propose to build. Regulations concerning air quality establish standards with respect to both ambient air quality and emissions from electric generating facilities, including particulate matter, sulfur dioxide (SO2), and nitrogen oxides (NOx). Regulations concerning water quality establish standards relating to intake and discharge of water from electric generating facilities, including water used for cooling purposes in electric generating facilities. Because of the scope and complexity of these regulations, the Company is unable to predict the ultimate effect of such regulations on its future operations, nor is it possible to predict what other regulations may be adopted in the future. The Company intends to comply with all applicable governmental regulations, but will contest any regulation it deems to be unreasonable or impossible.

Clean Air Act

NOx SIP Call Matter
The Clean Air Act (the Act) requires each state to adopt a State Implementation Plan (SIP) to attain and maintain National Ambient Air Quality Standards (NAAQS) for a number of pollutants, including ozone. If the United States Environmental Protection Agency (USEPA) finds a state's SIP inadequate to achieve the NAAQS, the USEPA can call upon the state to revise its SIP (a SIP Call).

In October 1998, the USEPA issued a final rule "Finding of Significant Contribution and Rulemaking for Certain States in the Ozone Transport Assessment Group Region for Purposes of Reducing Regional Transport of Ozone," (63 Fed. Reg. 57355). This ruling found that the SIP's of certain states, including Indiana, were substantially inadequate since they allowed for NOx emissions in amounts that contributed to non-attainment with the ozone NAAQS in downwind states. The USEPA required each state to revise its SIP to provide for further NOx emission reductions. The NOx emissions budget, as stipulated in the USEPA's final ruling, requires a 31% reduction in total NOx emissions from Indiana.

In June 2001, the Indiana Air Pollution Control Board adopted final rules to achieve the NOx emission reductions required by the NOx SIP Call. Indiana's SIP requires the Company to lower its system-wide NOx emissions to .14 lbs/mmbtu by May 31, 2004 (the compliance date). This is a 65% reduction from emission levels existing in 1998 and 1999.

The Company has initiated steps toward compliance with the revised regulations. These steps include installing Selective Catalytic Reduction (SCR) systems at Culley Generating Station Unit 3 (Culley), Warrick Generating Station Unit 4 (Warrick), and A.B. Brown Generating Station Unit 2 (A.B. Brown). SCR systems reduce flue gas NOx emissions to atmospheric nitrogen and water using ammonia in chemical reaction. This technology is known to be the most effective method of reducing NOx emissions where high removal efficiencies are required.

The IURC issued an order that (1) approves the Company's proposed project to achieve environmental compliance by investing in clean coal technology, (2) approves the Company's cost estimate for the construction, subject to periodic review of the actual costs incurred, and (3) approves a mechanism whereby, prior to an electric base rate case, the Company may recover a return on its capital costs for the project, at its overall cost of capital, including a return on equity.

Based on the level of system-wide emissions reductions required and the control technology utilized to achieve the reductions, the current estimated construction cost ranges from $175.0 million to $195.0 million and is expected to be expended during the 2001-2004 period. Through December 31, 2001, approximately $22.5 million has been expended. After the equipment is installed and operational, related additional annual operation and maintenance expenses are estimated to be between $8.0 million and $10.0 million.

The Company expects the Culley, Warrick and A.B. Brown SCR systems to be operational by the compliance date. Installation of SCR technology at these stations is expected to reduce the Company's overall NOx emissions to levels compliant with Indiana's NOx emissions budget allotted by the USEPA; therefore, the Company has recorded no accrual for potential penalties that may result from noncompliance.

Culley Generating Station Litigation
In the late 1990's, the USEPA initiated an investigation under Section 114 of the Act of SIGECO's coal-fired electric generating units in commercial operation by 1977 to determine compliance with environmental permitting requirements related to repairs, maintenance, modifications, and operations changes. The focus of the investigation was to determine whether new source review permitting requirements were triggered by such plant modifications, and whether best available control technology was, or should have been, used. Numerous electric utilities were, and are currently, being investigated by the USEPA under an industry-wide review for compliance. In July 1999, SIGECO received a letter from the Office of Enforcement and Compliance Assurance of the USEPA discussing the industry-wide investigation, vaguely referring to an investigation of SIGECO and inviting SIGECO to participate in a discussion of the issues. No specifics were noted; furthermore, the letter stated that the communication was not intended to serve as a notice of violation. Subsequent meetings were conducted in September and October 1999 with the USEPA and targeted utilities, including SIGECO, regarding potential remedies to the USEPA's general allegations.

On November 3, 1999, the USEPA filed a lawsuit against seven utilities, including SIGECO. The USEPA alleges that, beginning in 1992, SIGECO violated the Act by: (1) making modifications to its Culley Generating Station in Yankeetown, Indiana, without obtaining required permits; (2) making major modifications to the Culley Generating Station without installing the best available emission control technology; and (3) failing to notify the USEPA of the modifications. In addition, the lawsuit alleges that the modifications to the Culley Generating Station required SIGECO to begin complying with federal new source performance standards at its Culley Unit 3.

SIGECO believes it performed only maintenance, repair, and replacement activities at the Culley Generating Station, as allowed under the Act. Because proper maintenance does not require permits, application of the best available emission control technology, notice to the USEPA, or compliance with new source review standards, SIGECO believes that the lawsuit is without merit and intends to vigorously defend itself.

The lawsuit seeks fines against SIGECO in the amount of $27,500 per day per violation. The lawsuit does not specify the number of days or violations the USEPA believes occurred. The lawsuit also seeks a court order requiring SIGECO to install the best available control technology at the Culley Generating Station. If the USEPA were successful in obtaining an order, SIGECO estimates that it would incur capital costs of approximately $40.0 million to $50.0 million to comply with the order. As a result of the NOx SIP call issue, the majority of the $40.0 million to $50.0 million for best available emissions technology at Culley Generating Station is included in the $175.0 million to $195.0 million cost range previously discussed.

The USEPA has also issued an administrative notice of violation to SIGECO making the same allegations, but alleging that violations began in 1977.

While it is possible that SIGECO could be subjected to criminal penalties if the Culley Generating Station continues to operate without complying with the permitting requirements of new source review and the allegations are determined by a court to be valid, SIGECO believes such penalties are unlikely as the USEPA and the electric utility industry have a bonafide dispute over the proper interpretation of the Act. Accordingly, the Company has recorded no accrual, and the plant continues to operate while the matter is being decided.

Information Request
On January 23, 2001, SIGECO received an information request from the USEPA under
Section 114 of the Act for historical operational information on the Warrick and A.B. Brown generating stations. SIGECO has provided all information requested, and no further action has occurred.

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

Indiana Gas has identified the existence, location, and certain general characteristics of 26 gas manufacturing and storage sites for which it may have some remedial responsibility. Indiana Gas has completed a remedial investigation/feasibility study (RI/FS) at one of the sites under an agreed order between Indiana Gas and the Indiana Department of Environmental Management
(IDEM), and a Record of Decision was issued by the IDEM in January 2000. Although Indiana Gas has not begun an RI/FS at additional sites, Indiana Gas has submitted several of the sites to the IDEM's Voluntary Remediation Program and is currently conducting some level of remedial activities including groundwater monitoring at certain sites where deemed appropriate and will continue remedial activities at the sites as appropriate and necessary.

In conjunction with data compiled by expert consultants, Indiana Gas has accrued the estimated costs for further investigation, remediation, groundwater monitoring and related costs for the sites. While the total costs that may be incurred in connection with addressing these sites cannot be determined at this time, Indiana Gas has accrued costs that it reasonably expects to incur totaling approximately $20.4 million.

The estimated accrued costs are limited to Indiana Gas' proportionate share of the remediation efforts. Indiana Gas has arrangements in place for 19 of the 26 sites with other potentially responsible parties (PRP), which serve to limit Indiana Gas' share of response costs at these 19 sites to between 20% and 50%.

With respect to insurance coverage, Indiana Gas has received and recorded settlements from all known insurance carriers in an aggregate amount approximating its $20.4 million accrual.

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

Rate and Regulatory Matters

 Gas and electric operations with regard to retail rates and charges, terms of service, accounting matters, issuance of securities, and certain other operational matters specific to its Indiana customers are regulated by the Indiana Utility Regulatory Commission (IURC). The retail gas operations of the Ohio operations are subject to regulation by the Public Utilities Commission of Ohio (PUCO). Changes in prices for fuel for electric generation and purchased power are determined primarily by energy markets. Wholesale energy sales are subject to regulation by the Federal Energy Regulatory Commission (FERC).

Gas Costs Proceedings

Adjustments to rates and charges related to the cost of gas charged to Indiana customers are made through gas cost adjustment (GCA) procedures established by Indiana law and administered by the IURC. Similar adjustments to the cost of gas charged to Ohio customers are made through gas cost recovery (GCR) procedures established by Ohio law and administered by the PUCO. GCA and GCR procedures involve scheduled quarterly filings and IURC and PUCO hearings to establish the amount of price adjustments for a designated future quarter. The procedures also provide for inclusion in later quarters any variances between estimated and actual costs of gas sold in a given quarter. This reconciliation process with regard to changes in the cost of gas sold closely matches revenues to expenses.

The IURC has also applied the statute authorizing GCA procedures to reduce rates when necessary to limit net operating income to a level authorized in its last general rate order through the application of an earnings test. Recovery of gas costs is not allowed to the extent that net operating income for the longer of
(1) a 60-month period, including the twelve-month period provided in the gas cost adjustment filing, or (2) the date of the last order establishing base rates and charges exceeds the total net operating income authorized by the IURC. For the recent past, the earnings test has not affected the Company's ability to recover gas costs, and the Company does not anticipate the earnings test will restrict the recovery of gas costs in the near future.

Rate structures for gas delivery operations do not include weather normalization-type clauses that authorize the utility to recover gross margin on sales established in its last general rate case, regardless of actual weather patterns.

Commodity prices for natural gas purchases were significantly higher during the 2000 - 2001 heating season, primarily due to colder temperatures, increased demand and tighter supplies. Subject to compliance with applicable state laws, the Company's utility subsidiaries are allowed full recovery of such changes in purchased gas costs from their retail customers through these commission-approved gas cost adjustment mechanisms, and margin on gas sales should not be impacted. However, in 2001, the Company's utility subsidiaries experienced higher working capital requirements, increased expenses including unrecoverable interest costs, uncollectible accounts expense, and unaccounted for gas and some level of price sensitive reduction in volumes sold.

In March 2001, Indiana Gas and SIGECO reached agreement with the Indiana Office of Utility Consumer Counselor (OUCC) and the Citizens Action Coalition of Indiana, Inc. (CAC) regarding the matters raised by an IURC Order that disallowed $3.8 million of Indiana Gas' gas procurement costs for the 2000 - 2001 heating season which was recognized during the year ended December 31, 2000. As part of the agreement, the companies agreed to contribute an additional $1.7 million to assist qualified low income gas customers, and Indiana Gas agreed to credit $3.3 million of the $3.8 million disallowed amount to its customers' April 2001 utility bills in exchange for both the OUCC and the CAC dropping their appeals of the IURC Order. In April 2001, the IURC issued an order approving the settlement. Substantially all of the financial assistance for low income gas customers has been distributed in 2001.

Fuel & Purchased Power Costs

Adjustments to rates and charges related to the cost of fuel and the net energy cost of purchased power charged to Indiana customers are made through fuel cost adjustment procedures established by Indiana law and administered by the IURC. Fuel cost adjustment procedures involve scheduled quarterly filings and IURC hearings to establish the amount of price adjustments for future quarters. The procedures also provide for inclusion in a later quarter of any variances between estimated and actual costs of fuel and purchased power in a given quarter. The order provides that any over-or-under-recovery caused by variances between estimated and actual cost in a given quarter will be included in the second succeeding quarter's adjustment factor. This continuous reconciliation of estimated incremental fuel costs billed with actual incremental fuel costs incurred closely matches revenues to expenses.

An earnings test similar to the test restricting gas cost recovery is the principal restriction to recovery of fuel cost increases. This earnings test has not affected the Company's ability to recover fuel costs, and the Company does not anticipate the earnings test will restrict the recovery of fuel costs in the near future.

As a result of an appeal of a generic order issued by the IURC in August 1999 regarding guidelines for the recovery of purchased power costs, SIGECO entered into a settlement agreement with the OUCC that provides certain terms with respect to the recoverability of such costs. The settlement, originally approved by the IURC in August 2000, has been extended by agreement through March 2002 and additional settlement discussions are expected in 2002. Under the settlement, SIGECO can recover the entire cost of purchased power up to an established benchmark, and during forced outages, SIGECO will bear a limited share of its purchased power costs regardless of the market costs at that time. Based on this agreement, SIGECO believes it has limited its exposure to unrecoverable purchased power costs.

              Results of Operations of the Nonregulated Businesses

The Company is also involved in nonregulated activities in four primary business areas: Energy Marketing and Services, Coal Mining, Utility Infrastructure Services, and Broadband. Energy Marketing and Services markets natural gas, provides fuel supply management, and provides energy performance contracting services. Coal Mining provides the mining and sale of coal to the Company's utility operations and to other third parties and generates income tax credits through an IRS Section 29 investment tax credit relating to the production of coal-based synthetic fuels. Utility Infrastructure Services provides underground construction and repair, facilities locating, and meter reading. Broadband invests in broadband communication services such as cable television, high-speed Internet, and local and long distance phone services. In addition, the nonregulated group has investments in other businesses that invest in other energy-related opportunities and provide supply chain services, debt collection services, and environmental compliance testing services. The results of nonregulated operations before certain intersegment eliminations and reclassifications for the years ended December 31, 2001, 2000, and 1999 are as follows:



In millions, except per share amounts                      2001       2000       1999
                                                         -------    -------    -------
Energy services & other revenues                         $ 759.6    $ 493.5    $ 261.3
Cost of energy services & other revenues                    720.2      468.8      241.8
                                                         -------    -------    -------
TOTAL OPERATING MARGIN                                      39.4       24.7       19.5
Intersegment Revenues, net of costs                          1.9        1.8        -
Expenses:
  Operating expenses                                        36.6       20.4       16.6
  Merger & integration costs                                 -          1.6        -
  Restructuring costs                                        3.9        -          -
                                                         -------    -------    -------
    Total expenses                                          40.5       22.0       16.6
                                                         -------    -------    -------
OPERATING INCOME                                             0.8        4.5        2.9
Other income:
  Equity in earnings of unconsolidated affiliates           14.1        9.8        6.4
  Other - net                                               11.9       19.4       10.8
                                                         -------    -------    -------
    Total other income                                      26.0       29.2       17.2
                                                         -------    -------    -------
Interest expense                                            12.2       10.2        6.1
                                                         -------    -------    -------
INCOME BEFORE TAXES                                         14.6       23.5       14.0
Income tax                                                  (5.0)       0.7        0.6
Minority interest                                            0.6        1.1        0.9
                                                         -------    -------    -------
Income before extraordinary loss                            19.0       21.7       12.5
Extraordinary loss - net of tax                             (7.7)       -          -
NET INCOME, AS REPORTED                                  $  11.3    $  21.7    $  12.5
  Merger & integration costs - net of tax                    -          1.0        -
  Restructuring costs - net of tax                           2.9        -          -
  Gain on restructuring of a nonregulated investment
    - net of tax                                             -         (4.9)       -
  Extraordinary loss - net of tax                            7.7        -          -
                                                         -------    -------    -------
NET INCOME BEFORE NONRECURRING ITEMS                     $  21.9    $  17.8    $  12.5
                                                         =======    =======    =======

EARNINGS PER SHARE, AS REPORTED                          $  0.17    $  0.35    $  0.20
  Merger & integration costs                                -          0.02       -
  Restructuring costs                                       0.04       -          -
  Gain on restructuring of a nonregulated investment        -         (0.08)      -
  Extraordinary loss                                        0.12       -          -
                                                         -------    -------    -------
EARNINGS PER SHARE BEFORE NONRECURRING ITEMS             $  0.33    $  0.29    $  0.20
                                                         =======    =======    =======

For 2001 compared to 2000, net income before nonrecurring items increased $4.1 million primarily due to increased earnings from Energy Marketing and Services' investment in ProLiance and expanded coal mining operations, partially offset by losses incurred by Vectren Communication Services, Inc., a broadband construction and consulting company.

For 2000 compared to 1999, net income before the impact of nonrecurring items increased $5.3 million primarily due to increases in income from Energy Marketing and Services' consolidated operations, and Coal Mining operations, and income from leveraged lease and notes receivable investments, offset by lower earnings from unconsolidated affiliates.

Energy Services & Other Revenues

Revenues from Vectren's non-utility operations (primarily the operating companies of its Energy Marketing and Services, excluding ProLiance which is reported as equity in earnings of unconsolidated affiliates, as described below, and Coal Mining groups) for the year ended December 31, 2001 were $759.6 million, compared to $493.5 million in 2000 and $261.3 million in 1999. The significant increases over prior year amounts are primarily from Energy Marketing and Services' natural gas marketing operations resulting from higher prices for natural gas reflected in sales to its customers and increased volume.

Costs of Energy Services & Other

Cost of energy services and other increased $251.4 million and $227.0 million, respectively, for the years ended December 31, 2001 and 2000. These costs are primarily the cost of natural gas purchased for resale by Energy Marketing and Services' wholly owned gas marketing operations. The increases are primarily due to higher per unit purchased gas costs and growth in natural gas marketing sales.

Nonregulated Margin

Margin from nonregulated operations for the year ended December 31, 2001 was $39.4 million compared to $24.7 million, and $19.5 million for the same periods in 2000 and 1999, respectively. The $14.7 million increase in 2001 was primarily driven by expanded coal mining operations adding margin of $14.2 million in 2001 and $1.8 million in 2000. The Company's second mine began operations in the first quarter of 2001. The $5.2 million increase in 2000 was primarily driven by the wholly owned and majority owned operations of the Energy Marketing and Services group reflecting the continued growth of its natural gas marketing operations and its performance contracting operations, including several large contracts in progress. The 2001 increase, however, was offset by a decrease in margin of $7.9 million incurred by the Company's broadband construction and consulting operations.

Nonregulated Operating Expenses (excluding Costs of Energy Services & Other Revenues)


Nonregulated operating expenses consist of other operating expenses, depreciation and amortization, and taxes other than income taxes. For the years ended December 31, 2001 and 2000, nonregulated operating expenses increased $16.2 million and $3.8 million, respectively. Growth in both years is primarily attributable to continued growth at Energy Marketing and Services and Coal Mining. In addition, the 2001 increase was affected by increased uncollectible accounts expense of $2.2 million in the natural gas marketing operations.

Nonregulated Other Income

Equity in Earnings of Unconsolidated Affiliates
For the year ended December 31, 2001, earnings from unconsolidated affiliates increased $4.3 million compared to 2000; however, excluding the gain recognized in 2000 related to restructuring Broadband's investment in SIGECOM, LLC of $8.0 million, earnings from unconsolidated investments increased $12.3 million. The increase is due to increased earnings from Energy Marketing and Services' investment in ProLiance, an energy marketing joint venture, and a gain on the sale of one of Haddington Energy Partners, LP's (Haddington) investments. (See below for more information on ProLiance's earnings contribution.)

In March 2001, Haddington, an investment accounted for on the equity method and included in the Other Business group, sold its investment in Bear Paw Investments, LLC (Bear Paw) in exchange for a combination of cash and securities. The cost of Haddington's Bear Paw investment approximated $5.1 million, and the net proceeds received totaled $18.1 million, resulting in a gain of $13.0 million. The Company recognized its portion of the pre-tax gain, allocated per the terms of the partnership agreement, through equity in earnings of unconsolidated affiliates. The amount of the pre-tax gain recognized by the Company approximates $3.9 million.

Equity in earnings of unconsolidated affiliates increased $3.4 million for the year ended December 31, 2000, compared to the prior year. The increase in 2000 is due primarily to the $8.0 million net gain related to the restructuring of Broadband's investment in SIGECOM. The increase was partially offset by lower pre-tax earnings recognized from ProLiance and lower other investment earnings.

Other - Net
Nonregulated other-net decreased $7.5 million for the year ended December 31, 2001. The decreases are due to a $2.3 million gain on the sale of a partial interest in an Energy Marketing and Services' investment and a $1.1 million premium earned by the Other Business group for a loan guarantee, both occurring in the second quarter of 2000. The remaining decreases are due to fluctuations in interest income and less leveraged lease income as a result of the current year divestiture of those investments.

Nonregulated other-net increased $8.6 million for the year ended December 31, 2000, compared to the prior year primarily due to increased interest income mainly from the Company's investments in structured finance and investment transactions, including leveraged leases.

Nonregulated Interest Expense

Nonregulated interest expense increased by $2.0 million and $4.1 million, respectively, for the years ended December 31, 2001 and 2000 when compared to the prior year. The increases were due primarily to increased debt to fund additional investments in nonregulated businesses.

Nonregulated Income Tax

Federal and state income taxes related to nonregulated operations decreased $5.7 million for the year ended December 31, 2001 compared to the prior year. The decrease results from a lower effective tax rate offset by higher pre-tax earnings. The nonregulated group's effective tax rate was lowered due to the utilization of tax credits. For the year ended December 31, 2000 compared to 1999, income taxes were comparable.

Other Operating Matters

Acquisition of Miller Pipeline Corporation by Reliant Services, LLC

In December 2000, Reliant Services, LLC (Reliant), an equity method investment owned jointly and equally by Vectren and Cinergy Corp., purchased the common stock of Miller Pipeline Corporation (Miller) from NiSource, Inc. for approximately $68.3 million. Vectren and Cinergy Corp. each contributed $16.0 million of equity, and the remaining $36.3 million was funded with 7-year intermediate bank loans. The acquisition combines Reliant's utility services of underground facility locating, contract meter reading, and installation of telecommunications and electric facilities with Miller's underground pipeline construction, replacement, and repair services. Miller is one of the nation's premier natural gas distribution contractors with over 50 years of experience in the construction industry, currently providing such services to Indiana Gas, among other customers.

ProLiance Energy, LLC

ProLiance Energy, LLC (ProLiance), a nonregulated, energy marketing affiliate of Vectren, began providing natural gas and related services to Indiana Gas, Citizens Gas and Coke Utility (Citizens Gas), and others in April 1996. ProLiance also provides services to the Ohio operations. Effective in March 2001, the operating agreement between Vectren and Citizens Gas was modified to increase on a prospective basis Vectren's allocable share of profits and losses from 50% to 52.5%. The provisions of the operating agreement call for governance, including voting rights, to remain at 50% for each member. As governance of ProLiance remains equal between the members, Vectren continues to account for its investment in ProLiance using the equity method of accounting. For the years ended December 31, 2001, 2000, and 1999, ProLiance's contribution to Vectren's pre-tax earnings was $12.8 million, $5.4 million, and $6.1 million, respectively.

The sale of gas and provision of other services to Indiana Gas by ProLiance is subject to regulatory review through the quarterly GCA process administered by the IURC. On September 12, 1997, the IURC issued a decision finding the gas supply and portfolio administration agreements between ProLiance and Indiana Gas and ProLiance and Citizens Gas to be consistent with the public interest and that ProLiance is not subject to regulation by the IURC as a public utility. The IURC's decision reflected the significant gas cost savings to customers obtained through ProLiance's services and suggested that all material provisions of the agreements between ProLiance and the utilities are reasonable. Nevertheless, with respect to the pricing of gas commodity purchased from ProLiance, the price paid by ProLiance to the utilities for the prospect of using pipeline entitlements if and when they are not required to serve the utilities' firm customers, and the pricing of fees paid by the utilities to ProLiance for portfolio administration services, the IURC concluded that additional review in the GCA process would be appropriate and directed that these matters be considered further in the pending, consolidated GCA proceeding involving Indiana Gas and Citizens Gas.

The IURC has recently commenced the processing of the further GCA proceeding regarding the three pricing issues. The IURC has indicated that it will also consider the prospective relationship of ProLiance with the utilities in this proceeding. Discovery is ongoing in this proceeding, and an evidentiary hearing is scheduled for May 2002. Until the issues reserved by the IURC are resolved, Vectren will continue to reserve a portion of its share of ProLiance earnings.

In August 1998, Indiana Gas, Citizens Gas and ProLiance each received a Civil Investigative Demand (CID) from the United States Department of Justice requesting information relating to Indiana Gas' and Citizens Gas' relationships with and the activities of ProLiance. The Department of Justice issued the CID to gather information regarding ProLiance's formation and operations, and to determine if trade or commerce has been restrained. In October 2001, the Antitrust Division of the Department of Justice informed the Company that it closed the investigation without further action.

Utilicom Networks, LLC & Related Entities

Utilicom Networks, LLC (Utilicom) is a provider of bundled communication services through high capacity broadband networks, including cable television, high-speed Internet, and local and long distance telephone services. The Company has a 14% interest in Class A units of Utilicom, which is accounted for using the equity method of accounting. The company also has a minority interest in SIGECOM Holdings, Inc. (Holdings), which was formed by Utilicom to hold the interests in SIGECOM, LLC (SIGECOM). The Company accounts for its investment in Holdings on the cost method. SIGECOM provides broadband services to the greater Evansville, Indiana, area. Utilicom plans to provide broadband services to the greater Indianapolis, Indiana, and Dayton, Ohio, markets.

The Company's investment in Utilicom and related entities are subject to risks common in companies in developing industries, including, but not limited to, and evolving and unpredictable business model, development of new technological innovations, customer acceptance of new solutions and services, dependence on key personnel, and a limited operating history.

In December 2000, Utilicom announced plans to raise $600.0 million in capital to establish separate operating ventures in Indianapolis and Dayton and to recapitalize SIGECOM. The Company has committed to invest up to a total of $100.0 million in Utilicom and the Indianapolis and Dayton ventures subject to Utilicom obtaining commitments for the entire $600.0 million of anticipated funding. The Company's investments may take the form of convertible subordinated debt or common equity. At December 31, 2001, the remaining commitment is $86.5 million.

At December 31, 2001, the Company has $24.8 million of notes receivable from Utilicom-related entities which are convertible into equity interests. Notes receivable totaling $22.9 million are convertible into Class A units of Utilicom at the Company's option or upon the event of a public offering of stock by Utilicom and $1.9 million are convertible into common equity interests in the Indianapolis and Dayton ventures at the Company's option. Upon conversion, the Company would have up to a 12% interest in Utilicom, assuming completion of all required funding and up to a 31% interest in the Indianapolis and Dayton ventures. Investments in convertible notes receivable are included in other investments.

In July 2001, Utilicom announced a delay in funding of the Indianapolis and Dayton projects. This delay, with which Company management agrees, is due to the current environment within the telecommunication capital markets, which has prevented Utilicom from obtaining debt financing on terms it considers acceptable. While the existing investors are still committed to the Indianapolis and Dayton markets, the Company is not required to and does not intend to proceed unless the Indianapolis and Dayton projects are fully funded. This delay necessitated and resulted in the extension of the franchising agreements into the third quarter of 2002.

At December 31, 2001 and 2000, the Company's combined investment in equity and debt securities of Utilicom-related entities totaled $39.3 million and $32.5 million, respectively.

                         Significant Accounting Policies

As described in Note 2 to the consolidated financial statements, significant accounting policies include the following:

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

Utility Plant & Depreciation

Utility plant is stated at historical cost, including an allowance for the cost of funds used during construction (AFUDC). Depreciation of utility property is provided using the straight-line method over the estimated service lives of the depreciable assets. AFUDC represents the cost of borrowed and equity funds used for construction purposes and is charged to construction work in progress during the construction period and is included in other - net in the Consolidated Statements of Income. Maintenance and repairs, including the cost of removal of minor items of property and planned major maintenance projects, are charged to expense as incurred. When property that represents a retirement unit is replaced or removed, the cost of such property is credited to utility plant, and such cost, together with the cost of removal less salvage, is charged to accumulated depreciation.

Impairment Review of Long-Lived Assets

Long-lived assets are reviewed for impairment in accordance with SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" as facts and circumstances indicate that the carrying amount may be impaired. Specifically, the evaluation for impairment involves the comparison of an asset's carrying value to the estimated future cash flows the asset is expected to generate over its remaining life. If this evaluation were to conclude that the carrying value of the asset is impaired, an impairment charge would be recorded as a charge to operations based on the difference between the asset's carrying amount and its fair value. The same policy is currently utilized for goodwill.

Investments in Unconsolidated Affiliates

Investments in unconsolidated affiliates where the Company has significant influence are accounted for using the equity method of accounting. The Company's share of net income or loss from these investments is recorded in equity in earnings of unconsolidated affiliates. Dividends are recorded as a reduction of the carrying value of the investment when received. Investments in unconsolidated affiliates where the Company does not have significant influence are accounted for at cost less write-downs for declines in value judged to be other than temporary. Dividends are recorded as other-net when received.

Regulation
Retail public utility operations affecting Indiana customers are subject to regulation by the Indiana Utility Regulatory Commission (IURC), and retail public utility operations affecting Ohio customers are subject to regulation by the Public Utilities Commission of Ohio (PUCO). The Company's wholesale energy transactions are subject to regulation by the Federal Energy Regulatory Commission (FERC).

SFAS 71
The Company's accounting policies give recognition to the rate-making and accounting practices of these agencies and to accounting principles generally accepted in the United States, including the provisions of SFAS No. 71 "Accounting for the Effects of Certain Types of Regulation" (SFAS 71).

Regulatory assets represent probable future revenues associated with certain incurred costs, which will be recovered from customers through the rate-making process. Regulatory liabilities represent probable future reductions in revenues associated with amounts that are to be credited to customers through the rate-making process.

The Company continually assesses the recoverability of costs recognized as regulatory assets and the ability to continue to account for its activities in accordance with SFAS 71, based on the criteria set forth in SFAS 71. Based on current regulation, the Company believes such accounting is appropriate. If all or part of the Company's operations cease to meet the criteria of SFAS 71, a write-off of related regulatory assets and liabilities could be required. In addition, the Company would be required to determine any impairment to the carrying costs of deregulated plant and inventory assets.

Refundable or Recoverable Gas Costs, Fuel for Electric Production & Purchased Power
All metered gas rates contain a gas cost adjustment clause that allows the Company to charge for changes in the cost of purchased gas. Metered electric rates typically contain a fuel adjustment clause that allows for adjustment in charges for electric energy to reflect changes in the cost of fuel and the net energy cost of purchased power. Metered electric rates also allow recovery, through a quarterly rate adjustment mechanism, for the margin on electric sales lost due to the implementation of demand side management programs.

The Company records any under-or-over-recovery resulting from gas and fuel adjustment clauses each month in revenues. A corresponding asset or liability is recorded until the under-or-over-recovery is billed or refunded to utility customers. The cost of gas sold is charged to operating expense as delivered to customers, and the cost of fuel for electric generation is charged to operating expense when consumed.

Revenues

Revenues are recorded as products and services are delivered to customers. To more closely match revenues and expenses, the Company records revenues for all gas and electricity delivered to customers but not billed at the end of the accounting period.

       Impact of Recently Issued Accounting Guidance on Future Operations

SFAS 141 & 142

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

SFAS 142 changes the accounting for goodwill from an amortization approach to an impairment-only approach. Thus, amortization of goodwill that is not included as an allowable cost for rate-making purposes will cease upon adoption of the statement. This includes goodwill recorded in past business combinations, such as the Company's acquisition of the Ohio operations. Goodwill is to be tested for impairment at a reporting unit level at least annually.

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

The adoption of SFAS 141 will not materially impact operations. As required by SFAS 142, amortization of goodwill relating to the acquisition of the Ohio operations, which approximates $5.0 million per year, will cease on January 1, 2002. Initial impairment reviews to be performed within six months of adoption of SFAS 142 are not expected to have a significant impact to operations.

SFAS 143

In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Company is currently evaluating the impact that SFAS 143 will have on its operations.

SFAS 144

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 develops one accounting model for all impaired long-lived assets and long-lived assets to be disposed of. SFAS 144 replaces the existing authoritative guidance in FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and certain aspects of APB Opinion No. 30, "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business."

This new accounting model retains the framework of SFAS 121 and requires that those impaired long-lived assets and long-lived assets to be disposed of be measured at the lower of carrying amount or fair value (less cost to sell for assets to be disposed of), whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred.

SFAS 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction.

SFAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company is evaluating the impact SFAS 144 will have on its operations.

                               Financial Condition

The Company's equity capitalization objective is 40-50% of total capitalization. This objective may have varied, and will vary, depending on particular business opportunities and seasonal factors that affect the Company's operation. The Company's equity component was 45% and 51% of total capitalization, including current maturities of long-term debt and long-term debt subject to tender, at December 31, 2001 and 2000, respectively.

Short-term cash working capital is required primarily to finance customer accounts receivable, unbilled utility revenues resulting from cycle billing, gas in underground storage, prepaid gas delivery services, capital expenditures, and investments until permanently financed. Short-term borrowings tend to be greatest during the summer when accounts receivable and unbilled utility revenues related to electricity are highest and gas storage facilities are being refilled. However, working capital requirements have been significantly higher throughout 2001 due to the extraordinarily high natural gas costs early in 2001 and the acquisition of the Ohio operations, initially funded with short-term borrowings.

The Company expects the majority of its capital expenditures and debt security redemptions to be provided by internally generated funds; however, additional financing may be required due to the possible early redemption of debt at Indiana Gas and significant capital expenditures for NOx compliance equipment at SIGECO.

VUHI's and Indiana Gas' credit ratings on outstanding senior unsecured debt at December 31, 2001 are A-/A2. SIGECO's credit ratings on outstanding secured debt at December 31, 2001 are A-/A1. VUHI's commercial paper has a credit rating of A-2/P-1. Vectren Capital Corp. debt is rated BBB+ by Standard & Poor's.

Cash Flow From Operations

The Company's primary source of liquidity to fund working capital requirements has been cash generated from operations, which totaled approximately $183.5 million, $40.7 million, and $149.2 million, for the years ended December 31, 2001, 2000, and 1999, respectively.

Cash flow from operations increased during the year ended December 31, 2001 compared to 2000 by $142.8 million due primarily to favorable changes in working capital accounts due to the normalization of gas prices.

Cash from operations decreased during 2000 as compared to 1999 by approximately $108.5 million. The decrease is primarily attributable to merger and integration costs causing lower net income, increased recoverable fuel and natural gas costs, and increased working capital requirements resulting from higher natural gas costs.

Financing Activities

Sources & Uses of Liquidity

At December 31, 2001, the Company has $540.0 million of short-term borrowing capacity, including $360.0 million for its regulated operations and $180.0 million for its nonregulated operations, of which $85.8 million is available for regulated operations and $62.5 million is available for nonregulated operations. Included in regulated capacity is VUHI's credit facility, which was renewed in June 2001 and extended though June 2002. As part of the renewal, the facility's capacity was decreased from $435.0 million to $350.0 million. Indiana Gas' $155.0 million commercial paper program expired in 2001 and was not required and, therefore, not renewed.

During the five-year period 2002-2006, maturities and sinking fund requirements on long-term debt subject to mandatory redemption (in millions) are $1.3 in 2002, $17.3 in 2003, $16.3 in 2004, $39.3 in 2005, and $1.3 in 2006. Also during the five-year period 2002-2006, exercisable put provisions on long-term debt (in millions) are $11.5 in 2002, $3.5 in 2004, $10.0 in 2005 and $53.7 in 2006.

At December 31, 2001, $113.0 million of Vectren Capital senior unsecured notes and $98.3 million of Vectren Capital bank loans, which as a result of certain terms including cross-defaults and ratings triggers, would provide that the full balance outstanding is subject to prepayment if the ratings of Indiana Gas and SIGECO declined to BBB/Baa2 or the ratings of Vectren Capital declined to BB+/Ba1. At December 31, 2001, $273.3 million of commercial paper was supported by the VUHI facility whereby VUHI must maintain a rating of better than BB+/Ba1.

Financing Cash Flow

Cash flow required for financing activities of $2.6 million for the year ended December 31, 2001 includes $41.8 million of reductions in net borrowings and $69.5 million in common stock dividends, offset by the issuance of $129.4 million of common stock. During 2001, $344.0 million of net proceeds from long-term debt issuances was utilized to pay down short-term borrowings.

Cash flow provided by financing activities of $638.7 million for the year ended December 31, 2000 includes $694.3 million of additional net borrowings offset by $60.0 million of dividends on shares of common stock. This is an increase of $576.6 million over the prior year due primarily to funding the acquisition of the Ohio operations and increased working capital requirements.

Financing the Ohio Operations Purchase
On October 31, 2000, the acquisition of the Ohio operations was completed for a purchase price of approximately $465.0 million. Commercial paper and $150.0 million in floating rate notes were issued to fund the purchase. The floating rate notes' interest rate was equal to the three-month US dollar LIBOR rate plus 0.75%. Concurrent with the completion of this financing, an interest rate swap was executed which in effect resulted in a fixed rate of 6.64%. During 2001, the Company has refinanced these interim borrowing arrangements with permanent financing in the form of new equity and long-term debt.

In January 2001, the Company filed a registration statement with the Securities and Exchange Commission with respect to a public offering of 5.5 million shares of new common stock. In February 2001, the registration became effective, and an agreement was reached to sell approximately 6.3 million shares (the original 5.5 million shares, plus an over-allotment option of 0.8 million shares) to a group of underwriters. The net proceeds from the sale of common stock totaled $129.4 million.

In September 2001, VUHI filed a shelf registration statement with the Securities and Exchange Commission with respect to a public offering of $350.0 million aggregate principal amount of unsecured senior notes, guaranteed jointly and severally by SIGECO, Indiana Gas, and VEDO. In October 2001, VUHI issued senior unsecured notes with an aggregate principal amount of $100.0 million and an interest rate of 7.25%, and in December 2001, issued the remaining aggregate principal amount of $250.0 million at an interest rate of 6.625% (the December Notes). The December Notes were priced at 99.302% to yield 6.69% to maturity. The net proceeds from the sale of the senior notes and settlement of hedging arrangements totaled $344.0 million.

Other Financing Transactions
In September 2001, the Company notified holders of SIGECO's 4.80%, 4.75%, and 6.50% preferred stock of its intention to redeem the shares. The 4.80% preferred stock was redeemed at $110.00 per share, plus $1.35 per share in accrued and unpaid dividends. Prior to the redemption, there were 85,519 shares outstanding. The 4.75% preferred stock was redeemed at $101.00 per share, plus $0.97 per share in accrued and unpaid dividends. Prior to the redemption, there were 3,000 shares outstanding. The 6.50% preferred stock was redeemed at $104.23 per share, plus $0.73 per share in accrued and unpaid dividends. Prior to the redemption, there were 75,000 shares outstanding. The total redemption price was $17.7 million.

The Company has $31.5 million of adjustable rate pollution control series first mortgage bonds and $22.2 million of adjustable rate pollution control series unsecured senior notes which could, at the election of the bondholder, be tendered to the Company when interest rates are reset. Prior to the latest reset on March 1, 2001, the interest rates were reset annually, and the bonds were presented as current liabilities. Effective March 1, 2001, the bonds were reset for a five-year period and have been classified as long-term debt.

In December 2000, Vectren Capital Corp., a wholly owned consolidated subsidiary that provides financing for the Company's nonregulated operations and investments, issued $78.0 million of private placement unsecured senior notes to three institutional investors. The issues and terms are $38.0 million at 7.67%, due December 2005; $17.5 million at 7.83%, due December 2007; and $22.5 million at 7.98%, due December 2010. The issues have no sinking fund requirements. The net proceeds totaling $77.4 million were used to repay outstanding short-term borrowings.

In December 2000, $20.0 million of 15-Year Insured Quarterly (IQ) Notes at an interest rate of 7.15% and $50.0 million of 30-Year IQ Notes at an interest rate of 7.45% were issued. Indiana Gas has the option to redeem the 15-Year IQ Notes, in whole or in part, from time to time on or after December 15, 2004 and the option to redeem the 30-Year IQ Notes in whole or in part, from time to time on or after December 15, 2005. The IQ notes have no sinking fund requirements. The net proceeds totaling $67.9 million were used to repay outstanding commercial paper utilized for general corporate purposes.

Capital Expenditures, Other Investment Activities, Guarantees, & Other
Commitments

Cash required for investing activities of $168.9 million for the year ended December 31, 2001 includes $235.3 million of requirements for capital expenditures and proceeds from the sale of leveraged leases of $53.8 million. Investing activities for the years ended December 31, 2000 and 1999 were $681.6 million and $201.3 million, respectively. The $480.3 million increase occurring in 2000 is principally the result of the $463.3 million acquisition of the Ohio operations and additional capital expenditures for coal mining development costs.

Planned Capital Expenditures & Investments

New construction, normal system maintenance and improvements, and information technology investments needed to provide service to a growing customer base will continue to require substantial expenditures. Additionally, during the three-year period 2002-2004, construction costs for NOx emissions control equipment are estimated to total between $150.0 million and $170.0 million and additional generation is planned. The Company's anticipated investments in unconsolidated affiliates during the next five years will also require funding. Capital expenditures and investments in unconsolidated affiliates for the five year period 2002 - 2006 are estimated as follows:

In millions                           2002     2003     2004     2005     2006
                                    -------  -------  -------  -------  -------
Capital expenditures
  Regulated (1)                     $ 165.7  $ 234.3  $ 134.4  $ 119.4  $ 150.8
  Nonregulated                         20.6      8.9     13.5      7.4     13.9
  Corporate & other                    25.4     32.2     13.5      8.7      5.3
                                     ------   ------   ------   ------   ------
     Total capital expenditures     $ 211.7  $ 275.4  $ 161.4  $ 135.5  $ 170.0
                                     ======   ======   ======   ======   ======
Investments in unconsolidated
 affiliates                         $  13.8  $  55.5  $  33.8  $  31.3  $  11.5
                                     ======   ======   ======   ======   ======

 (1) Includes expenditures for NOx compliance of approximately $35.9 million in 2002, $101.3 million in 2003 and $15.1 million in 2004.

Guarantees & Other Commitments

Guarantees The Company is party to financial guarantees with off-balance sheet risk. These guarantees include debt guarantees and performance guarantees, including the debt of and performance of energy efficiency products installed by affiliated companies. The Company estimates these guarantees totaled $114.6 million at December 31, 2001. Of that amount, $82.9 million relates to the Company's guarantee of Energy Systems Group, LLC's (ESG) surety bonds and performance guarantees. ESG is a two-thirds owned consolidated subsidiary.

Specific to the ESG guarantees, the Company is obligated for amounts due to various insurance companies for surety bonds should ESG default on obligations to complete construction, pay vendors or subcontractors, and achieve energy guarantees. Through December 31, 2001, the Company has not been called upon to satisfy any obligations pursuant to the guarantees.

Rental Commitments
Future minimum lease payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year during the five years following 2001 and thereafter (in millions) are $4.4 in 2002, $4.5 in 2003, $3.9 in 2004, $3.0 in 2005, $3.0 in 2006 and $5.6 thereafter. Total lease expense (in millions) was $6.2 in 2001, $3.4 in 2000 and $2.7 in 1999.

Forward-Looking Information

A "safe harbor" for forward-looking statements is provided by the Private Securities Litigation Reform Act of 1995 (Reform Act of 1995). The Reform Act of 1995 was adopted to encourage such forward-looking statements without the threat of litigation, provided those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause the actual results to differ materially from those projected in the statement. Certain matters described in Management's Discussion and Analysis of Results of Operations and Financial Condition, including, but not limited to Vectren's realization of net merger savings and ProLiance, are forward-looking statements. Such statements are based on management's beliefs, as well as assumptions made by and information currently available to management. When used in this filing, the words "believe," "anticipate," "endeavor," "estimate," "expect," "objective," "projection," "forecast," "goal," and similar expressions are intended to identify forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause the Company's actual results to differ materially from those contemplated in any forward-looking statements included, among others, the following:

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

     |X| Economic conditions including the effects of an economic downturn, inflation rates, and monetary fluctuations.

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

The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of changes in actual results, changes in assumptions, or other factors affecting such statements.

ITEM 7A.   QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks associated with commodity prices, interest rates, and counter-party credit. These financial exposures are monitored and managed by the Company as an integral part of its overall risk management program.

Commodity Price Risk The Company's regulated operations have limited exposure to commodity price risk for purchases and sales of natural gas and electric energy for its retail customers due to current Indiana and Ohio regulations, which subject to compliance with applicable state regulations, allow for recovery of such purchases through natural gas and fuel cost adjustment mechanisms.

The Company does engage in limited wholesale power marketing and other marketing activities that may expose it to commodity price risk associated with fluctuating electric power, natural gas, and coal commodity prices.

The Company's wholesale power marketing activities manage the utilization of its available electric generating capacity. The Company's other commodity marketing activities purchase and sell natural gas and coal to meet customer demands. These operations enter into forward contracts that commit the Company to purchase and sell commodities in the future.

Commodity price risk results from forward sales contracts that commit the Company to deliver commodities on specified future dates. Power marketing uses planned unutilized generation capability and forward purchase contracts to protect certain sales transactions from unanticipated fluctuations in the price of electric power, and periodically, will use derivative financial instruments to protect its interests from unplanned outages and shifts in demand. Additionally, other commodity marketing activities use stored inventory and forward purchase contracts to protect certain sales transactions from unanticipated fluctuations in commodity prices.

Open positions in terms of price, volume and specified delivery points may occur to a limited extent and are managed using methods described above and frequent management reporting.

Market risk is measured by management as the potential impact on pre-tax earnings resulting from a 10% adverse change in the forward price of commodity prices on market sensitive financial instruments (all contracts not expected to be settled by physical receipt or delivery). For the year ended December 31, 2001, a 10% adverse change in the forward prices of electricity and natural gas on market sensitive financial instruments would have decreased pre-tax earnings by approximately $2.0 million.

Commodity Price Risk from Unconsolidated Affiliate. ProLiance Energy, LLC (ProLiance), a nonregulated, energy marketing affiliate, engages in energy hedging activities to manage pricing decisions, minimize the risk of price volatility, and minimize price risk exposure in the energy markets. ProLiance's market exposure arises from storage inventory, imbalances, and fixed-price forward purchase and sale contracts, which are entered into to support ProLiance's operating activities. Currently, ProLiance buys and sells physical commodities and utilizes financial instruments to hedge its market exposure. However, net open positions in terms of price, volume and specified delivery point do occur. ProLiance manages open positions with policies which limit its exposure to market risk and require reporting potential financial exposure to its management and its members. As a result of ProLiance's risk management policies, management believes that ProLiance's exposure to market risk will not result in material earnings or cash flow loss to the Company.

Interest Rate Risk. The Company is exposed to interest rate risk associated with its adjustable rate borrowing arrangements. Its risk management program seeks to reduce the potentially adverse effects that market volatility may have on operations.

Under normal circumstances, the Company tries to limit the amount of adjustable rate borrowing arrangements exposed to short-term interest rate volatility to a maximum of 25% of total debt. However, there are times when this targeted level of interest rate exposure may be exceeded. To manage this exposure, the Company may periodically use derivative financial instruments to reduce earnings fluctuations caused by interest rate volatility.

At December 31, 2001, such obligations represented 29% of the Company's total debt portfolio, due primarily to financing the increased working capital requirements resulting from extraordinarily high gas costs experienced during the 2000 - 2001 heating season.

Market risk is estimated as the potential impact resulting from fluctuations in interest rates on adjustable rate borrowing arrangements exposed to short-term interest rate volatility including bank notes, lines of credit, commercial paper, and certain adjustable rate long-term debt instruments. At December 31, 2001 and 2000, the combined borrowings under these facilities totaled $404.2 million and $782.4 million, respectively. Based upon average borrowing rates under these facilities during the years ended December 31, 2001 and 2000, an increase of 100 basis points (1%) in the rates would have increased interest expense by $6.2 million and $3.4 million, respectively.

Other Risks By using forward purchase contracts and derivative financial instruments to manage risk, the Company exposes itself to counter-party credit risk and market risk. The Company manages this exposure to counter-party credit risk by entering into contracts with financially sound companies that can be expected to fully perform under the terms of the contract. The Company attempts to manage exposure to market risk associated with commodity contracts and interest rates by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. As of December 31, 2001, the Company has a net receivable from Enron Corp. of approximately $1.0 million, which has been fully reserved.

The Company's customer receivables from gas and electric sales and gas transportation services are primarily derived from a diversified base of residential, commercial, and industrial customers located in Indiana and west central Ohio. The Company manages credit risk associated with its receivables by continually reviewing creditworthiness and requests cash deposits based on that review. Credit risk associated with certain investments is also managed by a review of creditworthiness and receipt of collateral.

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

The integrity and objectivity of the data in this report, including required estimates and judgments, are the responsibilities of management. Management maintains a system of internal control and utilizes an internal auditing program to provide reasonable assurance of compliance with company policies and procedures and the safeguard of assets.

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


/s/ Niel C. Ellerbrook
Niel C. Ellerbrook
Chairman & Chief Executive Officer
January 24, 2002.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Vectren Corporation:

We have audited the accompanying consolidated balance sheets of Vectren Corporation (an Indiana corporation) and subsidiary companies as of December 31, 2001 and 2000, and the related consolidated statements of income, common shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vectren Corporation and subsidiary companies as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 16 to the consolidated financial statements, effective January 1, 2001, the Company changed its method of accounting for derivative instruments and hedging activities.


                                                       /s/ Arthur Andersen LLP
                                                         Arthur Andersen LLP
Indianapolis, Indiana,
January 24, 2002.

                  VECTREN CORPORATION AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS
                                  (In millions)

                                                        At December 31,
                                                     -------------------
                                                        2001       2000
                             ASSETS                  --------  ---------

Current Assets
   Cash & cash equivalents                           $   27.2  $    15.2
   Accounts receivable-less reserves of $5.9 &
      $5.7, respectively                                213.8      295.4
   Accrued unbilled revenues                             78.4      143.4
   Inventories                                           71.4       95.2
   Recoverable fuel & natural gas costs                  76.5       96.1
   Prepayments & other current assets                   103.4       62.3
                                                     --------   --------
      Total current assets                              570.7      707.6
                                                     --------   --------

Utility Plant
  Original cost                                       2,903.2    2,788.8
  Less:  accumulated depreciation & amortization      1,308.2    1,233.0
                                                     --------   --------
      Net utility plant                               1,595.0    1,555.8
                                                     --------   --------

Investments in unconsolidated affiliates                127.7      108.6
Other investments                                       100.3      171.5
Non-utility property-net                                181.7      104.4
Goodwill-net                                            193.1      198.0
Regulatory assets                                        61.4       56.3
Other assets                                             26.9       24.1
                                                     --------   --------
TOTAL ASSETS                                        $ 2,856.8  $ 2,926.3
                                                     ========   ========



The accompanying notes are an integral part of these consolidated financial statements.

                  VECTREN CORPORATION AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS
                                  (In millions)

                                                               At December 31,
                                                             -------------------
                                                                2001       2000
                                                             --------   --------
               LIABILITIES & SHAREHOLDERS' EQUITY

Current Liabilities
   Accounts payable                                          $  144.4   $  153.5
   Accounts payable to affiliated companies                      37.2      150.4
   Accrued liabilities                                          101.4      106.2
   Short-term borrowings                                        381.7      609.9
   Notes payable, 6.64%                                           -        150.0
   Long-term debt subject to tender                              11.5       53.7
   Current maturities of long-term debt                           1.3        0.2
                                                             --------   --------
      Total current liabilities                                 677.5    1,223.9
                                                             --------   --------
Deferred Income Taxes & Other Liabilities
   Deferred income taxes                                        206.7      221.1
   Deferred credits & other liabilities                         108.1       99.2
                                                             --------   --------
      Total deferred credits & other liabilities                314.8      320.3
                                                             --------   --------

Commitments & Contingencies (Notes 4, 13-15)

Minority Interest in Subsidiary                                   1.4        1.4

Capitalization
   Long-term debt-net of current maturities and
      debt subject to tender                                  1,014.0      632.0

   Cumulative preferred stock of subsidiary
      Redeemable                                                  0.5        8.1
      Nonredeemable                                               -          8.9
                                                             --------   --------
         Total preferred stock of subsidiary                      0.5       17.0
                                                             --------   --------
   Common shareholders' equity
      Common stock (no par value) - issued & outstanding
          67.7 and 61.4, respectively                           346.1      217.8
      Retained earnings                                         498.3      506.4
      Accumulated other comprehensive income                      4.2        7.5
                                                             --------   --------
         Total common shareholders' equity                      848.6      731.7
                                                             --------   --------
         Total capitalization                                 1,863.1    1,380.7
                                                             --------   --------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                    $ 2,856.8  $ 2,926.3
                                                             ========   ========




The accompanying notes are an integral part of these consolidated financial statements.


                  VECTREN CORPORATION AND SUBSIDIARY COMPANIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     (In millions, except per share amounts)

                                                              Year Ended December 31,
                                                       ----------------------------------
                                                          2001         2000        1999
                                                       ---------    ---------   ---------
OPERATING REVENUES
   Gas utility                                         $ 1,031.5    $   818.8   $   499.6
   Electric utility                                        378.9        336.4       307.5
   Energy services & other                                 759.6        493.5       261.3
                                                       ---------    ---------   ---------
       Total operating revenues                          2,170.0      1,648.7     1,068.4
                                                       ---------    ---------   ---------
OPERATING EXPENSES
   Cost of gas sold                                        708.2        552.5       266.4
   Fuel for electric generation                             74.4         75.7        72.2
   Purchased electric energy                                91.7         36.4        20.8
   Cost of energy services & other                         720.2        468.8       241.8
   Other operating                                         236.9        199.4       189.5
   Merger & integration costs                                2.8         41.1         -
   Restructuring costs                                      19.0          -           -
   Depreciation & amortization                             123.7        105.7        87.0
   Taxes other than income taxes                            53.5         38.0        29.9
                                                       ---------    ---------   ---------
       Total operating expenses                          2,030.4      1,517.6       907.6
                                                       ---------    ---------   ---------
OPERATING INCOME                                           139.6        131.1       160.8
OTHER INCOME
   Equity in earnings of unconsolidated affiliates          14.1          9.8         6.4
   Other - net                                              16.3         23.7        14.1
                                                       ---------    ---------   ---------
       Total other income                                   30.4         33.5        20.5
                                                       ---------    ---------   ---------
Interest expense                                            82.6         56.4        42.9
                                                       ---------    ---------   ---------
INCOME BEFORE INCOME TAXES                                  87.4        108.2       138.4
                                                      ---------    ---------   ---------
Income taxes                                                18.6         34.2        45.7
Minority interest in subsidiary                              0.6          1.0         0.9
Preferred dividend requirement of subsidiary                 0.8          1.0         1.1
                                                       ---------    ---------   ---------
INCOME BEFORE EXTRAORDINARY LOSS & CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                  67.4         72.0        90.7
                                                       ---------    ---------   ---------

Extraordinary loss - net of tax                             (7.7)         -           -
Cumulative effect of change in accounting
 principle - net of tax                                      3.9          -           -

                                                       ---------    ---------   ---------
NET INCOME                                             $    63.6    $    72.0   $    90.7
                                                       =========    =========   =========

AVERAGE COMMON SHARES OUTSTANDING                           66.7         61.3        61.3
DILUTED COMMON SHARES OUTSTANDING                           66.9         61.4        61.4

EARNINGS PER SHARE OF COMMON STOCK:
BASIC
INCOME BEFORE EXTRAORDINARY LOSS & CUMULATIVE
   EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE            $    1.01   $     1.18   $    1.48
Extraordinary loss - net of tax                            (0.12)        -           -
Cumulative effect of change in accounting
   principle - net of tax                                   0.06         -           -
                                                       ---------    ---------   ---------
BASIC EARNINGS PER SHARE OF COMMON STOCK               $    0.95    $    1.18   $    1.48
                                                       =========    =========   =========
DILUTED
INCOME BEFORE EXTRAORDINARY LOSS & CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE             $    1.01    $    1.17   $    1.48
Extraordinary loss - net of tax                            (0.12)        -           -
Cumulative effect of change in accounting
   principle - net of tax                                   0.06         -           -
                                                       ---------    ---------   ---------
DILUTED EARNINGS PER SHARE OF COMMON STOCK             $    0.95    $    1.17   $    1.48
                                                       =========    =========   =========


The accompanying notes are an integral part of these consolidated financial statements.


                  VECTREN CORPORATION AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In millions)

                                                            Year Ended December 31,
                                                           --------------------------
                                                             2001      2000      1999
                                                           -------   -------   -------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                              $  63.6   $  72.0   $  90.7
   Adjustments to reconcile net income to cash
          from operating activities:
      Depreciation & amortization                            123.7     105.7      87.0
      Deferred income taxes & investment tax credits           9.8      (5.8)      7.3
      Equity in earnings of unconsolidated affiliates        (14.1)     (9.8)     (6.4)
      Net unrealized gain on derivative instruments,
         including cumulative effect of change in
         accounting principle                                 (3.1)      -         -
      Extraordinary loss on sale of leveraged leases
         - net of tax                                          7.7       -         -
      Other non-cash charges- net                             20.8       9.4      11.5
      Changes in assets and liabilities:
         Accounts receivable & accrued unbilled revenue      128.4    (255.8)    (23.6)
         Inventories                                          23.9      17.8       7.8
         Recoverable fuel & natural gas costs                 19.6     (82.3)      0.3
         Prepayments & other current assets                  (40.5)     (3.4)    (28.7)
         Regulatory assets                                    (1.5)     (1.2)      3.0
         Accounts payable, including to affiliated
             companies                                      (122.2)    208.2      11.7
         Accrued liabilities                                 (29.7)     (2.4)      3.4
         Other noncurrent assets & liabilities                (2.9)    (11.7)    (14.8)
                                                            ------    ------    ------

      Total adjustments                                      119.9     (31.3)     58.5
                                                            ------    ------    ------
            Net cash flows from operating activities         183.5      40.7     149.2
                                                            ------    ------    ------
CASH FLOWS (REQUIRED FOR) FROM FINANCING ACTIVITIES
   Proceeds from:
      Long-term debt - net of issuance costs                 344.0     145.3     108.5
      Issuance of common stock - net of issuance costs       129.4       -         -
      Short-term notes payable                                 -       150.0       -
   Requirements for:
      Retirement of short-term notes payable                (150.0)      -         -
      Dividends on common stock                              (69.5)    (60.0)    (57.4)
      Dividends on preferred stock of subsidiary              (0.8)     (1.0)     (1.1)
      Retirement of long-term debt                            (7.6)     (3.3)    (66.7)
      Redemption of preferred stock of subsidiary            (17.7)     (2.0)     (0.1)
      Retirement of common stock                               -         -        (2.3)
   Net change in short-term borrowings                      (228.2)    402.3      81.7
   Proceeds (payments) from exercise of stock
        options & other                                       (2.2)      7.4      (0.5)
                                                            ------    ------    ------
          Net cash flows (required for) from financing
              activities                                      (2.6)    638.7      62.1
                                                            ------    ------    ------
CASH FLOWS (REQUIRED FOR) FROM INVESTING ACTIVITIES
   Proceeds from:
      Sale of leveraged lease investments                     53.8       -         -
      Unconsolidated affiliate distributions                  22.5       7.0       4.6
      Notes receivable & other collections                    16.7       9.0       9.5
   Requirements for:
      Capital expenditures                                  (235.3)   (164.3)   (135.9)
      Acquisition of Ohio operations                           -      (463.3)      -
      Unconsolidated affiliate investments                   (22.7)    (29.4)    (10.7)
      Leveraged lease investments                              -         -       (46.8)
      Notes receivable & other investments                    (3.9)    (40.6)    (22.0)
                                                            ------    ------    ------
           Net cash flows (required for)
              investing activities                          (168.9)   (681.6)   (201.3)
                                                            ------    ------    ------
Net increase (decrease) in cash & cash equivalents            12.0      (2.2)     10.0
Cash & cash equivalents at beginning of period                15.2      17.4       7.4
                                                            ------    ------    ------
Cash & cash equivalents at end of period                  $   27.2  $   15.2  $   17.4
                                                            ======    ======    ======

The accompanying notes are an integral part of these consolidated financial statements.


                  VECTREN CORPORATION AND SUBSIDIARY COMPANIES
             CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
                     (In millions, except per share amounts)

                                                    Common Stock
                                              ------------------------
                                                                                 Accumulated
                                                            Restricted              Other
                                                              Stock   Retained   Comprehensive
                                              Shares  Amount  Grants  Earnings   Income (Loss)  Total
-------------------------------------------------------------------------------------------------------

Balance at December 31, 1998                   61.4  $ 218.6  $ (1.4) $ 460.7       $   -       $677.9

Comprehensive income:
Net income                                                               90.7                     90.7
Minimum pension liability adjustments &
    other - net of tax                                                                 (0.1)      (0.1)
-------------------------------------------------------------------------------------------------------
Total comprehensive income                                                                        90.6
-------------------------------------------------------------------------------------------------------
Common stock:
    Dividends ($0.94 per share)                                         (57.4)                   (57.4)
    Repurchases                                (0.1)    (2.3)                                     (2.3)
Other                                                    1.2    (0.1)    (0.1)                     1.0
-------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                   61.3    217.5    (1.5)   493.9          (0.1)     709.8

Comprehensive income:
Net income                                                               72.0                     72.0
Minimum pension liability adjustments &
    other - net of tax                                                                  0.1        0.1
Comprehensive income of unconsolidated
    affiliates - net of tax                                                             7.5        7.5
-------------------------------------------------------------------------------------------------------
Total comprehensive income                                                                        79.6
-------------------------------------------------------------------------------------------------------
Common stock dividends ($0.98 per share)                                (60.0)                   (60.0)
Other                                          0.1      1.8               0.5                      2.3
-------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                  61.4    219.3    (1.5)    506.4           7.5      731.7

Comprehensive income:
Net income                                                               63.6                     63.6
Minimum pension liability adjustments &
    other - net of tax                                                                 (1.7)      (1.7)
Comprehensive income of unconsolidated
    affiliates - net of tax                                                            (1.6)      (1.6)
-------------------------------------------------------------------------------------------------------
Total comprehensive income                                                                        60.3
-------------------------------------------------------------------------------------------------------
Common stock:
    Issuance - net of $5.1 issuance costs     6.3    129.4                                       129.4
    Dividends ($1.03 per share)                                        (69.5)                    (69.5)
Other                                           -     (0.1)   (1.0)     (2.2)                     (3.3)
-------------------------------------------------------------------------------------------------------
Balance at December 31, 2001                 67.7  $ 348.6  $ (2.5)  $ 498.3          $ 4.2     $848.6
========================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                  VECTREN CORPORATION AND SUBSIDIARY COMPANIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Nature of Operations

Overview
Vectren Corporation (the Company or Vectren), an Indiana corporation, is an energy and applied technology holding company headquartered in Evansville, Indiana. The Company was organized on June 10, 1999 solely for the purpose of effecting the merger of Indiana Energy, Inc. (Indiana Energy) and SIGCORP, Inc. (SIGCORP). On March 31, 2000, the merger of Indiana Energy with SIGCORP and into Vectren was consummated with a tax-free exchange of shares and has been accounted for as a pooling-of-interests in accordance with Accounting Principles Board (APB) Opinion No. 16 "Business Combinations" (APB 16).

The Company's wholly owned subsidiary, Vectren Utility Holdings, Inc. (VUHI), serves as the intermediate holding company for its three operating public utilities: Indiana Gas Company, Inc. (Indiana Gas), formerly a wholly owned subsidiary of Indiana Energy, Southern Indiana Gas and Electric Company (SIGECO), formerly a wholly owned subsidiary of SIGCORP, and the Ohio operations (defined hereafter). Both Vectren and VUHI are exempt from registration pursuant to Section 3(a)(1) and 3(c) of the Public Utility Holding Company Act of 1935.

Indiana Gas provides natural gas distribution and transportation services to a diversified customer base in 311 communities in 49 of Indiana's 92 counties. SIGECO provides electric generation, transmission, and distribution services to Evansville, Indiana, and 74 other communities in 8 counties in southwestern Indiana and participates in the wholesale power market. SIGECO also provides natural gas distribution and transportation services to Evansville, Indiana, and 64 communities in 10 counties in southwestern Indiana. The Ohio operations provide natural gas distribution and transportation services to Dayton, Ohio, and 87 other communities in 17 counties in west central Ohio.

The Company is also involved in nonregulated activities in four primary business areas: Energy Marketing and Services, Coal Mining, Utility Infrastructure Services, and Broadband. Energy Marketing and Services markets natural gas, provides fuel supply management, and provides energy performance contracting services. Coal Mining provides the mining and sale of coal to the Company's utility operations and to other third parties and generates income tax credits through an Internal Revenue Service (IRS) Code Section 29 investment tax credit relating to the production of coal-based synthetic fuels. Utility Infrastructure Services provides underground construction and repair, facilities locating, and meter reading. Broadband invests in broadband communication services such as cable television, high-speed Internet, and advanced local and long distance phone services. In addition, the nonregulated group has investments in other businesses that invest in energy-related opportunities and provide supply chain services, debt collection services, and environmental compliance testing services.

Acquisition of the Natural Gas Distribution Assets of The Dayton Power and Light Company

On October 31, 2000, the Company acquired the natural gas distribution assets of The Dayton Power and Light Company for approximately $465.0 million. The acquisition has been accounted for as a purchase transaction in accordance with APB 16, and accordingly, the results of operations of the acquired businesses are included in the accompanying financial statements since the date of acquisition.

The Company acquired the natural gas distribution assets as a tenancy in common through two separate wholly owned subsidiaries. Vectren Energy Delivery of Ohio, Inc. (VEDO) holds a 53% undivided ownership interest in the assets, and Indiana Gas holds a 47% undivided ownership interest. VEDO is the operator of the assets, and these operations are referred to as "the Ohio operations."

The purchase price was allocated to the assets and liabilities acquired based on the fair value of those assets and liabilities as of the acquisition date. Because of the regulatory environment in which the Ohio operations operate, the book value of rate-regulated assets and liabilities is generally considered to be fair value. Goodwill, in the amount of $198.0 million, has been recognized for the excess amount of the purchase price paid over the fair value of the net assets acquired. Prior to the Company's adoption of Statement of Financial Accounting Standards (SFAS) No.142 "Goodwill and Intangible Assets" on January 1, 2002, this goodwill was amortized on a straight-line basis over 40 years. (See Note 19 for further information on the adoption of this standard.)

Had the acquisition of the Ohio operations occurred on January 1, 1999, pro forma operating revenues, net income, and basic and diluted earnings per share for the year ended December 31, 2000 would have been $1,831.1 million, $72.0 million, $1.17, and $1.17, respectively. For the year ended December 31, 1999, pro forma operating revenues, net income and basic and diluted earnings per share would have been $1,287.3 million, $87.4 million, $1.43, and $1.42, respectively. This pro forma information is not necessarily indicative of the results that actually would have occurred if the transaction had been consummated at the beginning of the periods presented and is not intended to be a projection of future results. These pro forma results are unaudited.

2.   Summary of Significant Accounting Policies

A.   Principles of Consolidation
The accompanying consolidated financial statements for periods prior to March 31, 2000 reflect the Company on a historical basis as restated for the effects of the pooling-of-interests transaction completed on March 31, 2000 between Indiana Energy and SIGCORP. The consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries, after elimination of intercompany transactions and also reflect the consolidation of a majority-owned affiliate, Energy Systems Group, LLC, which was an equity method investment of Indiana Energy and SIGCORP prior to the merger.

For the three months ended March 31, 2000, operating revenues and net income contributed by the predecessor companies were $172.0 million and $22.1 million, respectively, by Indiana Energy and $187.4 million and $19.3 million, respectively, by SIGCORP. For the year ended December 31, 1999, operating revenues and net income contributed were $433.3 million and $38.7 million, respectively, by Indiana Energy and $604.5 million and $52.1 million, respectively by SIGCORP.

B.   Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

C.   Cash & Cash Equivalents
All highly liquid investments with an original maturity of three months or less at the date of purchase are considered cash equivalents. Cash paid during the periods reported for interest, income taxes, and acquired assets and liabilities is as follows:

                                                Year Ended December 31,
                                                -----------------------

 In millions                                   2001       2000       1999
                                              ------     ------     ------
Cash paid for
   Interest (net of amount capitalized)       $ 74.9     $ 55.7     $ 34.8
   Income taxes                                 38.0       53.5       36.9
                                              ------     ------     ------

Details of acquisition (Note 1)
   Book value of assets acquired              $    -    $ 278.1     $    -
   Liabilities assumed                             -        7.9          -
                                              ------    -------     ------
   Net assets acquired                        $    -    $ 270.2     $    -
                                              ======    =======     ======

D.  Inventories
Inventories consist of the following:

                                                          At December 31,
                                                     ------------------------
In millions                                           2001              2000
                                                     ------            ------
Gas in storage - at LIFO cost                        $ 24.3            $ 19.0
Materials & supplies                                   21.5              17.0
Gas in storage - at average cost                       11.6              49.4
Fuel (coal & oil) for electric generation              10.3               4.4
Emission allowances                                     1.4               3.9
Other                                                   2.3               1.5
-----------------------------------------------------------------------------
       Total inventories                             $ 71.4            $ 95.2
=============================================================================


Based on the average cost of gas purchased during December, the cost of replacing the current portion of gas in storage carried at LIFO cost exceeded LIFO cost at December 31, 2001 and 2000 by approximately $17.9 million and $64.3 million, respectively. All other inventories are carried at average cost.

E.   Utility Plant & Depreciation
Utility plant is stated at historical cost, including an allowance for the cost of funds used during construction (AFUDC). Depreciation of utility property is provided using the straight-line method over the estimated service lives of the depreciable assets. The original cost of utility plant, together with depreciation rates expressed as a percentage of original cost, is as follows:


                                        At and For the Year Ended December 31,
                                        --------------------------------------
In millions                                   2001                        2000
                                    ------------------------    ------------------------
                                               Depreciation                Depreciation
                                                Rates as a                  Rates as a
                                     Original   Percent of      Original    Percent of
                                      Cost     Original Cost      Cost     Original Cost
                                    --------   -------------    --------   -------------
Gas utility plant                   $1,523.0       3.6%        $1,543.9         3.6%
Electric utility plant               1,148.9       3.3%         1,136.8         3.3%
Common utility plant                    41.3       2.6%            47.3         3.3%
Construction work in progress          190.0         -             60.8           -
                                    --------     -------       --------       -------
       Total original cost          $2,903.2                   $2,788.8
                                    ========     =======       ========       =======


AFUDC represents the cost of borrowed and equity funds used for construction purposes and is charged to construction work in progress during the construction period and is included in other - net in the Consolidated Statements of Income. The total AFUDC capitalized into utility plant and the portion of which was computed on borrowed and equity funds for all periods reported is as follows:

                                             Year Ended December 31,
                                             -----------------------
 In millions                           2001             2000             1999
                                      -----            -----            -----
AFUDC - equity funds                  $ 3.0            $ 2.6            $ 0.7
AFUDC - borrowed funds                  2.6              2.6              2.9
                                      -----            -----            -----
      Total AFUDC capitalized         $ 5.6            $ 5.2            $ 3.6
                                      =====            =====            =====

Maintenance and repairs, including the cost of removal of minor items of property and planned major maintenance projects, are charged to expense as incurred. When property that represents a retirement unit is replaced or removed, the cost of such property is credited to utility plant, and such cost, together with the cost of removal less salvage, is charged to accumulated depreciation.

F.   Non-utility Property
Non-utility property, net of accumulated depreciation and amortization, by operating segment is as follows:

                                                 At December 31,
                                            -------------------------
In millions                                   2001              2000
                                            -------            ------
Corporate & Other                           $ 103.2            $ 54.7
Nonregulated Operations                        72.2              44.1
Electric & Gas Utility Services                 6.3               5.6
                                            -------           -------
       Non-utility property-net             $ 181.7           $ 104.4
                                            =======           =======

The depreciation of non-utility property is charged against income over its estimated useful life (ranging from 5 to 40 years), using the straight-line method of depreciation or units-of-production method of amortization. Repairs and maintenance, which are not considered improvements and do not extend the useful life of the non-utility property, are charged to expense as incurred. When non-utility property is retired, or otherwise disposed of, the asset and accumulated depreciation are removed, and the resulting gain or loss is reflected in income. Non-utility property is presented net of accumulated depreciation and amortization totaling $82.9 million and $53.6 million as of December 31, 2001 and 2000, respectively.

G.   Impairment Review of Long-Lived Assets
Long-lived assets are reviewed for impairment in accordance with SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" as facts and circumstances indicate that the carrying amount may be impaired. Specifically, the evaluation for impairment involves the comparison of an asset's carrying value to the estimated future cash flows the asset is expected to generate over its remaining life. If this evaluation were to conclude that the carrying value of the asset is impaired, an impairment charge would be recorded as a charge to operations based on the difference between the asset's carrying amount and its fair value. (See Note 19 for further information on the adoption of SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets.") The same policy is currently utilized for goodwill.

H.   Regulation
Retail public utility operations affecting Indiana customers are subject to regulation by the Indiana Utility Regulatory Commission (IURC), and retail public utility operations affecting Ohio customers are subject to regulation by the Public Utilities Commission of Ohio (PUCO). The Company's wholesale energy transactions are subject to regulation by the Federal Energy Regulatory Commission (FERC).

SFAS 71
The Company's accounting policies give recognition to the rate-making and accounting practices of these agencies and to accounting principles generally accepted in the United States, including the provisions of SFAS No. 71 "Accounting for the Effects of Certain Types of Regulation" (SFAS 71). Regulatory assets represent probable future revenues associated with certain incurred costs, which will be recovered from customers through the rate-making process. Regulatory liabilities represent probable future reductions in revenues associated with amounts that are to be credited to customers through the rate-making process.

The Company continually assesses the recoverability of costs recognized as regulatory assets and the ability to continue to account for its activities in accordance with SFAS 71, based on the criteria set forth in SFAS 71. Based on current regulation, the Company believes such accounting is appropriate. If all or part of the Company's operations cease to meet the criteria of SFAS 71, a write-off of related regulatory assets and liabilities could be required. In addition, the Company would be required to determine any impairment to the carrying costs of deregulated plant and inventory assets. Regulatory assets consist of the following:

                                            At December 31,
                                            ---------------
 In millions                                 2001     2000
                                            ------   ------
Demand side management programs             $ 26.2   $ 26.2
Unamortized debt discount & expenses          21.5     16.7
Other                                         13.7     13.4
                                            ------   ------
     Total regulatory assets                $ 61.4   $ 56.3
                                            ======   ======


As of December 31, 2001, $38.8 million of regulatory assets is reflected in rates charged to customers. The remaining $22.6 million, which is not yet included in rates, represents electric demand side management (DSM) costs incurred after 1993. The Company is currently recovering $3.6 million of DSM costs in rates. Based upon this prior regulatory authority, management believes that future recovery of DSM costs not currently included in rates is probable. At December 31, 2001 and 2000, the weighted average recovery period of regulatory assets included in rates is 23.1 years and 23.3 years, respectively.

Refundable or Recoverable Gas Costs, Fuel for Electric Production & Purchased Power
All metered gas rates contain a gas cost adjustment clause that allows the Company to charge for changes in the cost of purchased gas. Metered electric rates typically contain a fuel adjustment clause that allows for adjustment in charges for electric energy to reflect changes in the cost of fuel and the net energy cost of purchased power. Metered electric rates also allow recovery, through a quarterly rate adjustment mechanism, for the margin on electric sales lost due to the implementation of demand side management programs.

The Company records any under-or-over-recovery resulting from gas and fuel adjustment clauses each month in revenues. A corresponding asset or liability is recorded until the under-or-over-recovery is billed or refunded to utility customers. The cost of gas sold is charged to operating expense as delivered to customers, and the cost of fuel for electric generation is charged to operating expense when consumed.

I.   Comprehensive Income
Comprehensive income is a measure of all changes in equity that result from the transactions or other economic events during the period from non-shareholder transactions. This information is reported in the Consolidated Statements of Common Shareholders' Equity. A summary of the components of and changes in accumulated comprehensive income for the past three years is as follows:

                                         1999                    2000             2001
                              ---------------------------   ---------------  ---------------
                              Beginning  Changes    End     Changes   End    Changes   End
                               of Year   During   of Year   During  of Year  During  of Year
In millions                    Balance    Year    Balance    Year   Balance   Year   Balance
                              ---------  -------  -------   ------- -------  ------- -------
Unconsolidated affiliates      $     -   $    -   $    -     $ 7.5   $ 7.5   $ (1.6)  $  5.9
Minimum pension liability
  adjustments & other                -     (0.1)    (0.1)      0.1       -     (1.7)  $ (1.7)
                              ---------  -------  -------   ------- -------  ------- -------
Accumulated comprehensive
  income                       $     -   $ (0.1)  $ (0.1)    $ 7.6   $ 7.5   $ (3.3)  $  4.2
                              =========  =======  =======   ======= =======  ======= =======

Accumulated comprehensive income arising from unconsolidated affiliates is the Company's portion of ProLiance Energy, LLC's other comprehensive income related to its adoption of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," and continued use of cash flow hedges and other comprehensive income related to unrealized gains and losses of available for sale securities of Haddington Energy Partners, LP. (See Note 4 for more information on ProLiance Energy, LLC and Haddington Energy Partners, LP.)

J.   Revenues
Revenues are recorded as products and services are delivered to customers. To more closely match revenues and expenses, the Company records revenues for all gas and electricity delivered to customers but not billed at the end of the accounting period.

K.   Excise Taxes
Excise taxes are included in rates charged to customers. Accordingly, the Company records excise tax received as a component of operating revenues. Excise taxes paid are recorded as a component of taxes other than income taxes.

L.   Reclassifications
Certain reclassifications have been made to the prior years' financial statements to conform to the current year presentation. These reclassifications have no impact on net income previously reported.

3.   Special Charges

Merger & Integration Costs
Merger and integration costs incurred for the years ended December 31, 2001 and 2000 were $2.8 million and $41.1 million, respectively. Merger and integration activities resulting from the 2000 merger were completed in 2001.

Since March 31, 2000, $43.9 million has been expensed associated with merger and integration activities. Accruals were established at March 31, 2000 totaling $20.7 million. Of this amount, $5.5 million related to employee and executive severance costs, $13.1 million related to transaction costs and regulatory filing fees incurred prior to the closing of the merger, and the remaining $2.1 million related to employee relocations that occurred prior to or coincident with the merger closing. At December 31, 2001, the remaining accrual related to employee severance was not significant. The remaining $23.2 million was expensed ($20.4 million in 2000 and $2.8 million in 2001) for accounting fees resulting from merger related filing requirements, consulting fees related to integration activities such as organization structure, employee travel between company locations, internal labor of employees assigned to integration teams, investor relations communication activities, and certain benefit costs.

During the merger planning process, approximately 135 positions were identified for elimination. As of December 31, 2001, all such identified positions have been vacated.

The integration activities experienced by the Company included such things as information system consolidation, process review and definition, organization design and consolidation, and knowledge sharing.

As a result of merger integration activities, management retired certain information systems in 2001. Accordingly, the useful lives of these assets were shortened to reflect this decision, resulting in additional depreciation expense of approximately $9.6 million ($6.0 million after tax) for the year ended December 31, 2001 and $11.4 million ($7.1 million after tax) for the year ended December 31, 2000.

Restructuring & Related Charges
As part of continued cost saving efforts, in June 2001, the Company's management and the board of directors approved a plan to restructure, primarily, its regulated operations. The restructuring plan included the elimination of certain administrative and supervisory positions in its utility operations and corporate office. Charges of $11.8 million were expensed in June 2001 as a direct result of the restructuring plan. Additional charges of $7.2 million were incurred during the remainder of 2001 primarily for consulting fees, employee relocation, and duplicate facilities costs. In total, the Company has incurred restructuring charges of $19.0 million. These charges were comprised of $10.9 million for employee severance, related benefits and other employee related costs, $4.0 million for lease termination fees related to duplicate facilities and other facility costs, and $4.1 million for consulting and other fees incurred through December 31, 2001. Components of restructuring expense incurred through December 31, 2001 are as follows:

                                                Incurred Expenses       Total
                              Accrual for    -----------------------
In millions                  Cash Payments   Paid in Cash   Non-Cash   Expense
                             -------------   ------------   --------   -------
Severance & related costs        $ 2.1          $ 8.0        $ 0.8     $ 10.9
Lease termination fees             3.0              -          1.0        4.0
Consulting fees & other              -            4.1            -        4.1
                                ------         ------        -----     ------
             Total               $ 5.1         $ 12.1        $ 1.8     $ 19.0
                                ======         ======        =====     ======

The $10.9 million expensed for employee severance and related costs are associated with approximately 100 employees. Employee separation benefits include severance, healthcare, and outplacement services. As of December 31, 2001, approximately 80 employees have exited the business. The restructuring program was completed during 2001, except for the departure of the remaining employees impacted by the restructuring and the final settlement of the lease obligation.

Components of the accrual for expected cash payments, which is included in accrued liabilities, as of December 31, 2001 is as follows:


                               Accrual at                         Accrual at
                                June 30,    Cash                 December 31,
In millions                       2001    Payments   Additions      2001
                              ----------- --------   ---------   ------------

Severance & related costs        $ 6.8     $ (6.8)     $ 2.1        $ 2.1
Lease termination fees             2.0          -        1.0          3.0
                                 -----     -------     -----        -----
      Total                      $ 8.8     $ (6.8)     $ 3.1        $ 5.1
                                 =====     =======     =====        =====


4.   Investments in Unconsolidated Affiliates

Investments in unconsolidated affiliates where the Company has significant influence are accounted for using the equity method of accounting. The Company's share of net income or loss from these investments is recorded in equity in earnings of unconsolidated affiliates. Dividends are recorded as a reduction of the carrying value of the investment when received. Investments in unconsolidated affiliates where the Company does not have significant influence are accounted for at cost less write-downs for declines in value judged to be other than temporary. Dividends are recorded as other-net when received. Investments in unconsolidated affiliates consist of the following:

                                                            At December 31,
                                                         -------------------
 In millions                                               2001        2000
                                                         ------       ------
    Haddington Energy Partnerships                       $ 26.8       $ 13.0
    ProLiance Energy, LLC                                  25.6         27.8
    Reliant Services, LLC                                  20.6         19.2
    Utilicom Networks, LLC & related entities              14.5          9.1
    Pace Carbon Synfuels, LP                                7.2          6.7
    Other partnerships & corporations                      33.0         32.8
                                                        -------      -------
        Total investments in unconsolidated affiliates  $ 127.7      $ 108.6
                                                        =======      =======

Haddington Energy Partnerships
The Company has an approximate 40% ownership interest in Haddington Energy Partners, LP (Haddington). Haddington raised $27.0 million to invest in energy projects. In July 2000, the Company made a commitment to fund an additional $20.0 million in Haddington Energy Partners II, LP (Haddington II), which is expected to raise a total of approximately $50.0 million. This second fund plans to provide additional capital for Haddington portfolio companies and make investments in new areas, such as distributed generation, power backup and quality devices, and emerging technologies such as fuel cells, microturbines and photovoltaics. At December 31, 2001, $11.9 million of the commitment remains. Upon complete funding, the Company will have an approximate 40% ownership interest in Haddington II. Both Haddington ventures are accounted for using the equity method of accounting. For the year ended December 31, 2001, the partnerships' contribution to pre-tax earnings was $6.2 million. Prior to 2001, the earnings contribution was not significant.

The following is summarized financial information as to the assets, liabilities, and results of operations of the Haddington Partnerships. For the year ended December 31, 2001 revenues were $23.6 million and operating income and net income were both $22.5 million. Revenues, operating income, and net loss for the years ended December 31, 2000 and 1999 were (in millions) $0.0, ($0.9), ($0.9) and $0.0, ($0.7), ($0.1), respectively. As of December 31, 2001, investments were $79.1 million and other assets were $5.0 million. As of December 31, 2000, investments were $31.5 million and other assets were $0.7 million. At both December 31, 2001 and 2000, liabilities were $0.2 million.

ProLiance Energy, LLC
ProLiance Energy, LLC (ProLiance), a nonregulated, energy marketing affiliate of Vectren, began providing natural gas and related services to Indiana Gas, Citizens Gas and Coke Utility (Citizens Gas) and others in April 1996. ProLiance also provides services to the Ohio operations. Effective in March 2001, the operating agreement between Vectren and Citizens Gas was modified to increase on a prospective basis Vectren's allocable share of profits and losses from 50% to 52.5%. The provisions of the operating agreement call for governance, including voting rights, to remain at 50% for each member. Prior to March 2001, profits and governance were 50% for each member. As governance of ProLiance remains equal between the members, Vectren continues to account for its investment in ProLiance using the equity method of accounting.

The sale of gas and provision of other services to Indiana Gas by ProLiance is subject to regulatory review through the quarterly gas cost adjustment (GCA) process administered by the IURC. On September 12, 1997, the IURC issued a decision finding the gas supply and portfolio administration agreements between ProLiance and Indiana Gas and ProLiance and Citizens Gas to be consistent with the public interest and that ProLiance is not subject to regulation by the IURC as a public utility. The IURC's decision reflected the significant gas cost savings to customers obtained through ProLiance's services and suggested that all material provisions of the agreements between ProLiance and the utilities are reasonable. Nevertheless, with respect to the pricing of gas commodity purchased from ProLiance, the price paid by ProLiance to the utilities for the prospect of using pipeline entitlements if and when they are not required to serve the utilities' firm customers, and the pricing of fees paid by the utilities to ProLiance for portfolio administration services, the IURC concluded that additional review in the GCA process would be appropriate and directed that these matters be considered further in the pending, consolidated GCA proceeding involving Indiana Gas and Citizens Gas.

The IURC has recently commenced processing the GCA proceeding regarding the three pricing issues. The IURC has indicated that it will also consider the prospective relationship of ProLiance with the utilities in this proceeding. Discovery is ongoing, and an evidentiary hearing is scheduled for May 2002. Until the IURC resolves these outstanding issues, the Company will continue to reserve a portion of its share of ProLiance earnings.

Indiana Gas continues to record gas costs in accordance with the terms of the ProLiance contract, and Vectren continues to record its proportional share of ProLiance's earnings. Pre-tax income of $12.8 million, $5.4 million and $6.7 million was recognized as ProLiance's contribution to earnings for the years ended December 31, 2001, 2000 and 1999, respectively. Earnings recognized from ProLiance are included in equity in earnings of unconsolidated affiliates. At December 31, 2001 and 2000, the Company has reserved approximately $3.2 million and $2.4 million, respectively, of ProLiance's after tax earnings pending resolution of the remaining issues. The reserve represents 10% of ProLiance's cumulative earnings and serves as management's best estimate of potential exposure arising from issues reserved by the IURC.

In August 1998, Indiana Gas, Citizens Gas and ProLiance each received a Civil Investigative Demand (CID) from the United States Department of Justice requesting information relating to Indiana Gas' and Citizens Gas' relationships with and the activities of ProLiance. The Department of Justice issued the CID to gather information regarding ProLiance's formation and operations, and to determine if trade or commerce had been restrained. In October 2001, the Antitrust Division of the Department of Justice informed the Company that it closed the investigation without further action.

Purchases from ProLiance for resale and for injections into storage for the years ended December 31, 2001, 2000 and 1999 totaled $610.6 million, $478.9 million and $240.7 million, respectively. Amounts owed to ProLiance at December 31, 2001 and 2000 for those purchases were $36.1 million and $147.2 million, respectively, and are included in accounts payable to affiliated companies in the Consolidated Balance Sheets. Amounts charged by ProLiance are market based as evidenced by a competitive bidding process for capacity and storage services and commodity indexes.

The following is summarized financial information as to the assets, liabilities, and results of operations of ProLiance. For the year ended December 31, 2001, revenues were $1,599.5 million, margin was $40.9 million, operating income was $26.1 million, and net income was $27.7 million. For the year ended December 31, 2000, revenues were $945.8 million, margin was $21.1 million, operating income was $10.4 million, and net income was $12.1 million. For the year ended December 31, 1999, revenues were $609.9 million, margin was $27.6 million, operating income was $15.0 million, and net income was $14.8 million. As of December 31, 2001, current assets were $206.8 million, noncurrent assets were $24.3 million, and current liabilities were $180.8 million. As of December 31, 2000, current assets were $284.0 million, noncurrent assets were $9.4 million, and current liabilities were $237.8 million. At both December 31, 2001 and 2000, noncurrent liabilities were zero.

Utilicom Networks, LLC & Related Entities
Utilicom Networks, LLC (Utilicom) is a provider of bundled communication services through high capacity broadband networks, including cable television, high-speed Internet, and advanced local and long distance telephone services. The Company has a 14% interest in Class A units of Utilicom, which is accounted for using the equity method of accounting. The Company also has a minority interest in SIGECOM Holdings, Inc. (Holdings), which was formed by Utilicom to hold interests in SIGECOM, LLC (SIGECOM). The Company accounts for its investment in Holdings on the cost method. SIGECOM provides broadband services to the greater Evansville, Indiana, area. Utilicom also plans to provide broadband services to the greater Indianapolis, Indiana, and Dayton, Ohio, markets.

In January 2000, the Company restructured its investment in SIGECOM. Affiliates of The Blackstone Group acquired a majority ownership interest in Utilicom in the form of Class B units. In connection with The Blackstone Group investment, the Company exchanged its 49% preferred equity interest in SIGECOM for $16.5 million of convertible subordinated debt of Utilicom and an 18.9% common equity interest in Holdings, which was valued at $6.5 million. The carrying value of the Company's 49% preferred equity interest was $15.0 million prior to the exchange. The Company received consideration in the exchange based upon an investment bank analysis of the fair value of SIGECOM at the transaction date. The investment restructuring resulted in a pre-tax gain of $8.0 million, which is classified in equity in earnings in unconsolidated affiliates in the accompanying Consolidated Statements of Income. For the year ended December 31, 2000, the Company also recognized losses of $1.0 million to reflect its share of Utilicom's operating results. The Company's share of Utilicom's operating results for the year ended December 31, 2001 was not significant.

In December 2001, Utilicom announced plans to raise $600.0 million in capital to establish separate operating ventures in Indianapolis and Dayton and to recapitalize SIGECOM. The Company has committed to invest up to a total of $100.0 million in Utilicom and the Indianapolis and Dayton ventures, subject to Utilicom obtaining commitments for the entire $600.0 million of anticipated funding. The Company's investments may take the form of convertible subordinated debt or common equity. At December 31, 2001, the remaining commitment is $86.5 million.

At December 31, 2001, the Company has $24.8 million of notes receivable from Utilicom-related entities which are convertible into equity interests. Notes receivable totaling $22.9 million are convertible into Class A units of Utilicom at the Company's option or upon the event of a public offering of stock by Utilicom and $1.9 million are convertible into common equity interests in the Indianapolis and Dayton ventures at the Company's option. Upon conversion, the Company would have up to a 12% interest in Utilicom, assuming completion of all required funding and up to a 31% interest in the Indianapolis and Dayton ventures. Investments in convertible notes receivable are included in other investments.

In July 2001, Utilicom announced a delay in funding of the Indianapolis and Dayton projects. This delay, with which Company management agrees, is due to the current environment within the telecommunication capital markets, which has prevented Utilicom from obtaining debt financing on terms it considers acceptable. While the existing investors are still committed to the Indianapolis and Dayton markets, the Company is not required to and does not intend to proceed unless the Indianapolis and Dayton projects are fully funded. This delay necessitated and resulted in the extension of the franchising agreements into the third quarter of 2002.

At December 31, 2001 and 2000, the Company's combined investment in equity and debt securities of Utilicom-related entities totaled $39.3 million and $32.5 million, respectively.

Pace Carbon Synfuels, LP
Pace Carbon Synfuels, LP (Pace Carbon) is a limited partnership formed to develop, own, and operate four projects to produce and sell coal-based synthetic fuel. These projects generate IRS Section 29 tax credits. The Company has an 8.3% interest in Pace Carbon which is accounted for using the equity method of accounting. Additional investments in Pace Carbon will be made to the extent Pace Carbon generates Federal tax credits, with any such additional investments to be funded by these credits. The Company's portion of pre-tax losses incurred by Pace Carbon are included in equity in earnings of unconsolidated affiliates and total $4.5 million in 2001, $2.4 million in 2000, and $1.4 million in 1999. The contribution to the Company's earnings after considering the tax credits Pace Carbon generated was $4.3 million in 2001, $2.1 million in 2000, and a loss of $0.5 million in 1999.

The following is summarized financial information as to the assets, liabilities, and results of operations of Pace Carbon. For the year ended December 31, 2001, revenues were $86.2 million, margin was a loss of ($25.1) million, operating loss was ($44.1) million, and net loss was ($44.8) million. For the year ended December 31, 2000, revenues were $35.8 million, margin was a loss of ($24.3) million, operating loss was ($33.6) million, and net loss was ($34.1) million. For the year ended December 31, 1999, revenues were $3.5 million, margin was a loss of ($8.2) million, operating loss was ($13.7) million, and net loss was ($13.7) million. As of December 31, 2001, current assets were $22.5 million, noncurrent assets were $42.0 million, current liabilities were $18.2 million, and noncurrent liabilities were $8.4 million. As of December 31, 2000, current assets were $13.9 million, noncurrent assets were $38.4 million, current liabilities were $11.3 million, and noncurrent liabilities were $8.0 million.

Other Affiliate Transactions
The Company has ownership interests in other affiliated companies accounted for using the equity method of accounting that provide materials management, underground construction and repair, facilities locating, and meter reading to the Company. Fees for these services and construction-related expenditures totaled $37.9 million, $20.9 million, and $20.2 million, respectively, for the years ended December 31, 2001, 2000 and 1999. Amounts charged by these affiliates are market based. Amounts owed to unconsolidated affiliates other than ProLiance totaled $1.1 million and $3.2 million at December 31, 2001 and 2000, respectively, and are included in accounts payable to affiliated companies in the Consolidated Balance Sheets. Amounts due from unconsolidated affiliates included in accounts receivable totaled $0.3 million and $1.2 million, respectively, at December 31, 2001 and 2000.

In December 2000, Reliant Services, LLC (Reliant), an equity method investment owned jointly and equally by Vectren and Cinergy Corp., purchased the common stock of Miller Pipeline Corporation from NiSource, Inc. for approximately $68.3 million. Vectren and Cinergy Corp. each contributed $16.0 million of equity, and the remaining $36.3 million was funded with 7-year intermediate bank loans. The acquisition combines Reliant's utility services of underground facility locating, contract meter reading, and installation of telecommunications and electric facilities with Miller Pipeline Corporation's underground pipeline construction, replacement, and repair services.

5.   Other Investments

Other investments consist of the following:

                                                         At December 31,
                                                    -----------------------
 In millions                                         2001             2000
                                                    ------           ------
Notes receivable:
   Utilicom Networks, LLC & related entities        $ 24.8           $ 23.4
   Other notes receivable                             31.8             40.9
                                                    ------           ------
       Total notes receivable                         56.6             64.3
                                                    ------           ------
Leveraged leases                                      29.7             93.1
Other investments                                     14.0             14.1
                                                   -------          -------
   Total other investments                         $ 100.3          $ 171.5
                                                   =======          =======

Notes Receivable
Interest rates on the above notes receivable range from fixed rates of 5% to 15% and variable rates from prime plus 1.75% to prime plus 3% and are due at various times through 2010. Generally, first or second mortgages and/or capital stock or partnership units serve as collateral for the notes. (See Note 4 regarding the convertibility of the Utilicom-related notes into equity interests.)

Leveraged Leases
The Company is a lessor in several leveraged lease agreements under which real estate or equipment is leased to third parties. The economic lives and lease terms vary with the leases. The total equipment and facilities cost was approximately $77.1 million and $409.7 million at December 31, 2001 and 2000, respectively. The cost of the equipment and facilities was partially financed by non-recourse debt provided by lenders, who have been granted an assignment of rentals due under the leases and a security interest in the leased property, which they accepted as their sole remedy in the event of default by the lessee. Such debt amounted to approximately $59.0 million and $380.0 million at December 31, 2001 and 2000, respectively. The Company's net investment in leveraged leases is as follows:

                                                           At December 31,
                                                         --------------------
 In millions                                              2001          2000
                                                         ------       -------
Minimum lease payments receivable                        $ 48.9       $ 165.1
Estimated residual value                                   22.1          29.1
Less: Unearned income                                      41.3         101.1
                                                         ------       -------
Investment in lease financing receivables & loans          29.7          93.1
Less: Deferred taxes arising from leveraged leases         25.5          38.3
                                                         ------       -------
     Net investment in leveraged leases                  $  4.2       $  54.8
                                                         ======       =======

In June 2001, the Company sold certain leveraged lease investments with a net book value of $59.1 million at a loss of $12.4 million ($7.7 million after tax). Because of the transaction's significance and because the transaction occurred within two years of the effective date of the merger of Indiana Energy and SIGCORP, which was accounted for as a pooling-of-interests, APB 16 requires the loss on disposition of these investments to be treated as extraordinary. Proceeds from the sale of $46.7 million were used to retire short-term borrowings.

6.   Income Taxes

The components of income tax expense and utilization of investment tax credits are as follows:

                                                Year Ended December 31,
                                            -------------------------------
 In millions                                 2001        2000         1999
                                            -----       ------       ------
Current:
       Federal                              $ 4.3       $ 37.1       $ 33.0
       State                                  4.5          2.9          5.4
                                            -----       ------       ------
Total current taxes                           8.8         40.0         38.4
                                            -----       ------       ------
Deferred:
       Federal                               12.5         (5.5)         8.3
       State                                 (0.4)         2.1          1.4
                                            -----       ------       ------
Total deferred taxes                         12.1         (3.4)         9.7
                                            -----       ------       ------
Amortization of investment tax credits       (2.3)        (2.4)        (2.4)
                                           ------       ------       ------
       Total income tax expense            $ 18.6       $ 34.2       $ 45.7
                                           ======       ======       ======

A reconciliation of the Federal statutory rate to the effective income tax rate is as follows:

                                                   Year Ended December 31,
                                                -------------------------------
                                                 2001        2000        1999
                                                -------     -------     -------
Statutory rate                                   35.0 %      35.0 %      35.0 %
State and local taxes-net of Federal benefit      3.2         3.1         3.2
Nondeductible merger costs                          -         4.0           -
Amortization of investment tax credit            (2.7)       (2.2)       (1.7)
Other tax credits                               (11.1)       (7.1)       (3.2)
All other-net                                    (2.8)       (0.4)          -
                                                -------     -------     -------
     Effective tax rate                          21.6 %      32.4 %      33.3 %
                                                =======     =======     =======

The liability method of accounting is used for income taxes under which deferred income taxes are recognized to reflect the tax effect of temporary differences between the book and tax bases of assets and liabilities at currently enacted income tax rates. Deferred investment tax credits are amortized over the life of the related asset. Significant components of the net deferred tax liability are as follows:

                                                           At December 31,
                                                       ---------------------
 In millions                                             2001          2000
                                                       -------       -------
Deferred tax liabilities:
   Depreciation & cost recovery timing differences     $ 191.5       $ 178.7
   Leveraged leases                                       25.5          38.3
   Deferred fuel costs-net                                22.7          20.3
   Regulatory assets recoverable through future rates     33.5          34.0
Deferred tax assets:
   Regulatory liabilities to be settled through
     future rates                                        (25.2)        (22.1)
   Tax credit carryforwards                                  -         (17.1)
   LIFO inventory                                         (2.0)         (7.9)
Other - net                                              (18.6)         (7.8)
                                                       -------       -------
      Net deferred tax liability                       $ 227.4       $ 216.4
                                                       =======       =======

The Company has no tax credit carryforwards at December 31, 2001. At December 31, 2000, the Company had Alternative Minimum Tax credit carryforwards of approximately $13.0 million which were utilized in 2001. Through certain of its nonregulated subsidiaries and investments, the Company also realizes Federal income tax credits associated with affordable housing projects and the production of synthetic fuels. At December 31, 2000, the Company had such tax credit carryforwards of approximately $4.1 million which were utilized in 2001.

7.   Retirement Plans & Other Postretirement Benefits

Effective July 1, 2000, the SIGCORP and Indiana Energy defined benefit pension plans, defined contribution retirement savings plans, and postretirement health care plans and life insurance plans for employees not covered by a collective bargaining agreement were merged. The merged plans became Vectren plans, and as a result, the respective plan assets and plan obligations were transferred to Vectren through cash payment for assets and cash receipt for obligations. These transfers resulted in no gain or loss.

The defined benefit pension and other postretirement benefit plans which cover eligible full-time regular employees are primarily noncontributory. The postretirement health care and life insurance plans are a combination of self-insured and fully insured plans.

The detailed disclosures of benefit components that follow are based on an actuarial valuation performed as of and for the years ended December 31, 2001 and 2000 and use a measurement date as of September 30. The disclosures required for the year ended December 31, 1999 have been restated based on actuarial valuations previously performed for SIGCORP as of December 31 and Indiana Energy as of September 30. In management's opinion, disclosures from revised actuarial valuations would not differ materially from those presented below.

A summary of the components of net periodic benefit cost for the three years ended December 31, 2001 is as follows:

                                         Pension Benefits          Other Benefits
                                     ------------------------  ---------------------
 In millions                          2001     2000     1999    2001    2000    1999
                                     ------   ------   ------  ------  ------  ------
Service cost                         $ 5.9    $ 4.3    $ 5.1   $ 1.0   $ 1.3   $ 1.5
Interest cost                         13.6     11.7     10.5     5.8     5.9     4.9
Expected return on plan assets       (16.3)   (15.9)   (13.9)   (0.8)   (0.8)   (0.8)
Amortization of prior service cost     0.8      0.2      0.4       -       -       -
Amortization of transitional
   obligation (asset)                 (0.6)    (0.7)    (0.7)    3.0     3.7     3.3
Amortization of actuarial gain        (0.9)    (1.1)       -    (1.0)   (1.5)   (0.9)
Settlement, curtailment, & other
   charges (credits)                  (1.4)     2.7        -    (0.6)      -       -
                                     ------   ------   ------  ------  ------  ------
      Net periodic benefit cost      $ 1.1    $ 1.2    $ 1.4   $ 7.4   $ 8.6   $ 8.0
                                     ======   ======   ======  ======  ======  ======

A reconciliation of the plans' benefit obligations, fair value of plan assets, funded status, and amounts recognized in the Consolidated Balance Sheets at December 31, 2001 and 2000 follows:

                                                  Pension Benefits    Other Benefits
                                                 ------------------  ----------------
In millions                                        2001      2000     2001     2000
                                                 ------------------  ----------------
Benefit Obligation
Benefit obligation at beginning of year          $  167.0  $  151.5  $  77.4  $  68.3
Service cost - benefits earned during the year        5.9       4.3      1.0      1.3
Interest cost on projected benefit obligation        13.6      11.7      5.8      5.9
Plan amendments                                       9.5       2.4      -       (0.7)
Acquisitions                                          -         0.7      -        -
Settlements & (curtailments)                         (1.5)      2.1     (0.6)     -
Benefits paid                                       (13.5)    (10.4)    (1.7)    (5.4)
Actuarial loss                                       10.3       4.7      1.7      8.0
                                                   ------    ------    -----    -----
    Benefit obligation at end of year            $  191.3  $  167.0  $  83.6  $  77.4
                                                   ======    ======    =====    =====

Fair Value of Plan Assets
Plan assets at fair value at beginning of year   $  193.8  $  187.3  $  11.2  $  11.7
Actual return on plan assets                        (20.9)     16.9     (1.6)     0.6
Employer contributions                                0.7       -        0.9      4.3
Benefits paid                                       (13.5)    (10.4)    (1.7)    (5.4)
                                                   ------    ------    -----    -----
    Fair value of plan assets at end of year     $  160.1  $  193.8  $   8.8  $  11.2
                                                   ======    ======    =====    =====

Funded status                                    $  (31.2) $   26.8  $ (74.8) $ (66.2)
Unrecognized transitional obligation (asset)         (0.8)     (1.5)    34.9     40.0
Unrecognized service cost                            12.0       5.4      -        -
Unrecognized net (gain) loss and other               13.4     (36.9)   (13.0)   (19.7)
                                                   ------    ------    -----    -----
    Net amount recognized                        $   (6.6) $   (6.2) $ (52.9) $ (45.9)
                                                   ======    ======    =====    =====

At December 31, 2001, the Company incurred additional minimum pension liabilities totaling $7.3 million which are included in deferred credits and other liabilities. These liabilities are offset by intangible assets totaling $3.5 million which are included in other noncurrent assets and a pre-tax charge to accumulated other comprehensive income totaling $3.8 million. At both December 31, 2001 and 2000, the net amount recognized for other postretirement benefits is included in deferred credits and other liabilities.

Pension plans with accumulated benefit obligations in excess of plan assets had projected benefit obligations of $96.7 million and $10.5 million as of December 31, 2001 and 2000, respectively. Those plans had accumulated benefit obligations of $84.5 million and $7.9 million as of December 31, 2001 and 2000, respectively. The fair value of plan assets for such pension plans as of December 31, 2001 was $73.9 million. As of December 31, 2000, such pension plans were not funded.

Weighted-average assumptions used to develop annual costs and the benefit obligation for these plans are as follows:

                                        At  & Year Ended December 31,
                                        -----------------------------
                                   Pension Benefits        Other Benefits
                                   -----------------     -------------------
                                   2001        2000        2001        2000
                                   -----------------     -------------------
Discount rate                      7.25%       7.75%       7.25%       7.75%
Expected return on plan assets     9.00%       8.50%       9.00%       9.00%
Rate of compensation increase      4.75%       5.25%       4.75%       5.25%
CPI rate                             N/A         N/A      12.00%       7.00%
                                   -----       -----      ------       -----

As of December 31, 2001, the health care cost trend rate is 12.0% declining to 5.0% in 2006 and remaining level thereafter. Future changes in health care costs, work force demographics, interest rates, or plan changes could significantly affect the estimated cost of these future benefits.

A 1% change in the assumed health care cost trend rate for the postretirement health care plans would have the following effects as of and for the year ended December 31, 2001:


In millions                                    1% Increase      1% Decrease
                                               -----------      -----------
Effect on the aggregate of the service &
   interest cost components                       $ 0.6            $ (0.5)
Effect on the postretirement benefit
   obligation                                       6.4              (5.3)
                                                  ------           -------

The Company has adopted Voluntary Employee Beneficiary Association Trust Agreements for the partial funding of postretirement health benefits for retirees and their eligible dependents and beneficiaries. Annual funding is discretionary and is based on the projected cost over time of benefits to be provided to covered persons consistent with acceptable actuarial methods. To the extent these postretirement benefits are funded, the benefits are not liabilities in these consolidated financial statements.

The Company also has defined contribution retirement savings plans that are qualified under sections 401(a) and 401(k) of the Internal Revenue Code. During 2001, 2000 and 1999, the Company made contributions to these plans of $3.4 million, $1.6 million, and $1.9 million, respectively.

8.   Borrowing Arrangements

Long-Term Debt Senior unsecured obligations and first mortgage bonds outstanding and classified as long-term by subsidiary are as follows:

                                                             At December 31,
                                                           -------------------
 In millions                                                2001        2000
                                                          --------    --------
VUHI
  Fixed Rate Senior Unsecured Notes
     2011, 6.625%                                         $ 250.0     $     -
     2031, 7.25%                                            100.0           -
                                                           -------    --------
     Total VUHI                                             350.0           -
                                                           -------    --------
SIGECO
  First Mortgage Bonds
     Fixed Rate:
     2003, 1978 Series B, 6.25%, tax exempt                   1.0         1.0
     2016, 1986 Series, 8.875%                               13.0        13.0
     2023, 1993 Series, 7.60%                                45.0        45.0
     2023, 1993 Series B, 6.00%                              22.8        22.8
     2025, 1993 Series, 7.625%                               20.0        20.0
     2029, 1999 Senior Notes, 6.72%                          80.0        80.0
     Adjustable Rate:
     2015, 1985 Pollution Control Series A, presently
       4.30%, tax exempt, next rate adjustment: 2004         10.0        10.0
     2025, 1998 Pollution Control Series A, presently
       4.75%, tax exempt, next rate adjustment: 2006         31.5        31.5
     2024, 2000 Environmental Improvement Series A,
       tax exempt, adjusts every 35 days, weighted
       average for year: 3.13%                               22.5        22.5
                                                           -------     -------
     Total First Mortgage Bonds                             245.8       245.8
                                                           -------     -------
  Adjustable Rate Senior Unsecured Bonds
     2020, 1998 Pollution Control Series B, presently
       4.40%, tax exempt, next rate adjustment: 2003          4.6         4.6
     2030, 1998 Pollution Control Series B, presently
       4.40%, tax exempt, next rate adjustment: 2003         22.0        22.0
     2030, 1998 Pollution Control Series C, presently
       5.00%, tax exempt, next rate adjustment: 2006         22.2        22.2
                                                           -------     -------
     Total Adjustable Rate Senior Unsecured Bonds            48.8        48.8
                                                           =======     =======
     Total SIGECO                                           294.6       294.6
                                                           -------     -------

                                                             At December 31,
                                                          --------------------
 In millions                                                2001         2000
                                                        ---------     --------
Indiana Gas
     Fixed Rate Senior Unsecured Notes
         2003, Series F, 5.75%                              15.0         15.0
         2004, Series F, 6.36%                              15.0         15.0
         2007, Series E, 6.54%                               6.5          6.5
         2013, Series E, 6.69%                               5.0          5.0
         2015, Series E, 7.15%                               5.0          5.0
         2015, Insured Quarterly, 7.15%                     20.0         20.0
         2015, Series E, 6.69%                               5.0          5.0
         2015, Series E, 6.69%                              10.0         10.0
         2021, Private Placement, 9.375%, $1.3 due
           annually in 2002                                 25.0         25.0
         2021, Series A, 9.125%                                -          7.0
         2025, Series E, 6.31%                               5.0          5.0
         2025, Series E, 6.53%                              10.0         10.0
         2027, Series E, 6.42%                               5.0          5.0
         2027, Series E, 6.68%                               3.5          3.5
         2027, Series F, 6.34%                              20.0         20.0
         2028, Series F, 6.75%                              13.8         14.1
         2028, Series F, 6.36%                              10.0         10.0
         2028, Series F, 6.55%                              20.0         20.0
         2029, Series G, 7.08%                              30.0         30.0
         2030, Insured Quarterly, 7.45%                     50.0         50.0
                                                        ---------     --------
         Total Indiana Gas                                 273.8        281.1
                                                        ---------     --------

Vectren Capital Corp.
     Private Placement Fixed Rate Senior
            Unsecured Notes
         2005, 7.67%                                        38.0         38.0
         2007, 7.83%                                        17.5         17.5
         2010, 7.98%                                        22.5         22.5
         2012, 7.43%                                        35.0         35.0
                                                        ---------     --------
         Total Private Placement Fixed Rate
            Senior Unsecured Notes                         113.0        113.0
                                                        ---------     --------

     Other                                                     -          0.2
                                                        ---------     --------
         Total Vectren Capital Corp. & other               113.0        113.2
                                                        ---------     --------

Total long-term debt outstanding                         1,031.4        688.9
Less:    Debt subject to tender                             11.5         53.7
         Maturities & sinking fund requirements              1.3          0.2
         Unamortized debt premium & discount - net           4.6          3.0
                                                        ---------     --------
         Total long-term debt-net                       $1,014.0      $ 632.0
                                                        =========     ========


VUHI
In September 2001, VUHI filed a shelf registration statement with the Securities and Exchange Commission for $350.0 million aggregate principal amount of unsecured senior notes. In October 2001, VUHI issued senior unsecured notes with an aggregate principal amount of $100.0 million and an interest rate of 7.25% (the October Notes), and in December 2001, issued the remaining aggregate principal amount of $250.0 million at an interest rate of 6.625% (the December Notes). The December Notes were priced at 99.302% to yield 6.69% to maturity.

These issues have no sinking fund requirements, and interest payments are due quarterly for the October Notes and semi-annually for the December Notes. The October Notes are due October 2031, but may be called by the Company, in whole or in part, at any time after October 2006 at 100% of the principal amount plus any accrued interest thereon. The December Notes are due December 2011, but may be called by the Company, in whole or in part, at any time for an amount equal to accrued and unpaid interest, plus the greater of 100% of the principal amount or the sum of the present values of the remaining scheduled payments of principal and interest, discounted to the redemption date on a semi-annual basis at the Treasury Rate, as defined in the indenture, plus 25 basis points.

Both issues are guaranteed by VUHI's three operating utility companies: SIGECO, Indiana Gas, and VEDO. VUHI has no significant independent assets or operations other than the assets and operations of these subsidiary guarantors. These guarantees of VUHI's debt are full and unconditional and joint and several.

The net proceeds from the sale of the senior notes and settlement of the hedging arrangements (see Note 16) totaled $344.0 million and were used to reduce existing debt outstanding under VUHI's short-term borrowing arrangements.

Vectren Capital Corp.
In December 2000, Vectren Capital Corp., a wholly owned consolidated subsidiary that provides financing for the Company's nonregulated operations and investments, issued $78.0 million of private placement unsecured senior notes to three institutional investors. The issues and terms are $38.0 million at 7.67%, due December 2005; $17.5 million at 7.83%, due December 2007; and $22.5 million at 7.98%, due December 2010. The issues have no sinking fund requirements. The net proceeds totaling $77.4 million were used to repay outstanding short-term borrowings.

Indiana Gas
In December 2000, $20.0 million of 15-Year Insured Quarterly (IQ) Notes at an interest rate of 7.15% and $50.0 million of 30-Year IQ Notes at an interest rate of 7.45% were issued. Indiana Gas may call the 15-Year IQ Notes, in whole or in part, from time to time on or after December 15, 2004 and has the option to redeem the 30-Year IQ Notes in whole or in part, from time to time on or after December 15, 2005. The IQ notes have no sinking fund requirements. The net proceeds totaling $67.9 million were used to repay outstanding commercial paper utilized for general corporate purposes.

Long-Term Debt Sinking Fund Requirements & Maturities
The annual sinking fund requirement of SIGECO's first mortgage bonds is 1% of the greatest amount of bonds outstanding under the Mortgage Indenture. This requirement may be satisfied by certification to the Trustee of unfunded property additions in the prescribed amount as provided in the Mortgage Indenture. SIGECO intends to meet the 2002 sinking fund requirement by this means and, accordingly, the sinking fund requirement for 2002 is excluded from current liabilities in the Consolidated Balance Sheets. At December 31, 2001, $279.3 million of SIGECO's utility plant remained unfunded under SIGECO's Mortgage Indenture.

Consolidated maturities and sinking fund requirements on long-term debt subject to mandatory redemption during the five years following 2001 (in millions) are $1.3 in 2002, $17.3 in 2003, $16.3 in 2004, $39.3 in 2005, and $1.3 in 2006.

Long-Term Debt Put & Call Provisions
Certain long-term debt issues contain put and call provisions that can be exercised on various dates before maturity. These provisions allow holders to put debt back to the Company at face value or the Company to call debt at face value or at a premium. Long-term debt subject to tender during the years following 2001 (in millions) is $11.5 in 2002, $3.5 in 2004, $10.0 in 2005,
$53.7 in 2006 and $140.0 thereafter.

Of these debt instruments containing put options, the Company has $31.5 million of adjustable rate pollution control series first mortgage bonds and $22.2 million of adjustable rate pollution control series unsecured senior notes which could, at the election of the bondholder, be tendered to the Company when interest rates are reset. Prior to the latest reset on March 1, 2001, the interest rates were reset annually, and the bonds were presented as current liabilities. Effective March 1, 2001, the bonds were reset for a five-year period and have been classified as long-term debt.

Short-Term Borrowings
At December 31, 2001, the Company has approximately $540.0 million of short-term borrowing capacity, including $360.0 million for its regulated operations and $180.0 million for its nonregulated operations, of which approximately $85.8 million is available for regulated operations and $62.6 million is available for nonregulated operations. The availability of short-term borrowing is reduced by outstanding letters of credit totaling $11.1 million, primarily collateralizing nonregulated activities. Included in regulated capacity is VUHI's credit facility, which was renewed in June 2001 and extended through June 2002. As part of the renewal, the facility's capacity decreased from $435.0 million to $350.0 million. Indiana Gas' $155.0 million commercial paper program expired in 2001 and was not required and, therefore, not renewed. See the table below for interest rates and outstanding balances.

                                                       Year ended December 31,
                                                     --------------------------
In millions                                            2001     2000      1999
                                                     -------  -------   -------
Weighted average total outstanding during the year   $ 447.0  $ 316.7   $ 163.8

Weighted average interest rates during the year
     Bank loans                                        6.77%    6.98%     5.76%
     Commercial paper                                  4.39%    6.53%     5.40%

                                                                At December 31,
                                                              -----------------
                                                                2001      2000
                                                              -------   -------
Bank loans                                                    $ 108.4   $ 146.5
Commercial paper                                                273.3     463.4
                                                              -------   -------
     Total short-term borrowings                              $ 381.7   $ 609.9
                                                              =======   =======

Covenants
Both long-term and short-term borrowing arrangements contain customary default provisions, restrictions on liens, sale leaseback transactions, mergers or consolidations, and sales of assets; and restrictions on leverage and interest coverage, among other restrictions. As of December 31, 2001, the Company was in compliance with all financial covenants.

9.   Cumulative Preferred Stock of Subsidiary

Nonredeemable
Nonredeemable preferred stock contains call options that were exercised during September 2001 for a total redemption price of $9.8 million. The 4.80%, $100 par value preferred stock was redeemed at its stated call price of $110 per share, plus accrued and unpaid dividends totaling $1.35 per share. The 4.75%, $100 par value preferred stock was redeemed at its stated call price of $101 per share, plus accrued and unpaid dividends totaling $0.97 per share. Prior to the redemptions and as of December 31, 2000, there were 85,519 shares of the 4.80% Series outstanding and 3,000 shares of the 4.75% Series outstanding.

Redeemable
In September 2001, the 6.50%, $100 par value preferred stock was redeemed for a total redemption price of $7.9 million at $104.23 per share, plus $0.73 per share in accrued and unpaid dividends. Prior to the redemption and as of December 31, 2000, there were 75,000 shares outstanding.

As the preferred stock redeemed was that of a subsidiary, the loss on redemption of $1.2 million in 2001 is reflected in retained earnings.

Redeemable, Special
This series of redeemable preferred stock has a dividend rate of 8.50% and in the event of involuntary liquidation the amount payable is $100 per share, plus accrued dividends. This Series may be redeemed at $100 per share, plus accrued dividends on any of its dividend payment dates and is also callable at the Company's option at a rate of 1,160 shares per year. As of December 31, 2001 and 2000, there were 4,597 shares and 5,757 shares outstanding, respectively.

10.  Common Shareholders' Equity

In March 2000, the merger of Indiana Energy and SIGCORP with and into Vectren was consummated with a tax-free exchange of shares and has been accounted for as a pooling of interests. The common shareholders of SIGCORP received 1.333 shares of Vectren common stock for each SIGCORP common share and the common shareholders of Indiana Energy received one share of Vectren common stock for each Indiana Energy common share, resulting in the issuance of 61.3 million shares of Vectren common stock.

In January 2001, the Company filed a registration statement with the Securities and Exchange Commission with respect to a public offering of 5.5 million shares of new common stock. In February 2001, the registration became effective, and an agreement was reached to sell approximately 6.3 million shares (the original 5.5 million shares, plus an over-allotment option of 0.8 million shares) to a group of underwriters. The net proceeds of $129.4 million were used principally to repay outstanding commercial paper utilized for recent acquisitions and investments.

Authorized, Reserved Common Shares
At December 31, 2001 and 2000, the Company was authorized to issue 190.0 million shares of common stock. Of that amount, approximately 7.4 million and 3.4 million shares of common stock, respectively, were not issued, but reserved for issuance through the Company's stock-based incentive plans and benefit plans, and 114.9 million and 125.2 million shares of common stock, respectively, were not issued and not reserved. These unreserved shares are available for a variety of general corporate purposes, including future public offerings to raise additional capital and for facilitating acquisitions.

Shareholder Rights Agreement
The Company's board of directors has adopted a Shareholder Rights Agreement (Rights Agreement). As part of the Rights Agreement, the board of directors declared a dividend distribution of one right for each outstanding Vectren common share. Each right entitles the holder to purchase from Vectren one share of common stock at a price of $65.00 per share (subject to adjustment to prevent dilution). The rights become exercisable 10 days following a public announcement that a person or group of affiliated or associated persons (Vectren Acquiring Person) has acquired beneficial ownership of 15% or more of the outstanding Vectren common shares (or a 10% acquirer who is determined by the board of directors to be an adverse person), or 10 days following the announcement of an intention to make a tender offer or exchange offer the consummation of which would result in any person or group becoming a Vectren Acquiring Person. The Vectren Shareholder Rights Agreement expires October 21, 2009.

11.  Earnings Per Share

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share assumes the conversion of stock options into common shares and the lifting of restrictions on issued restricted shares using the treasury stock method to the extent the effect would be dilutive. The following table illustrates the basic and dilutive earnings per share calculations for the three years ended December 31, 2001:


                                  2001                    2000                    1999
                         ----------------------  ----------------------  ----------------------
                                          Per                     Per                     Per
In millions, except                      Share                   Share                   Share
per share amounts        Income  Shares  Amount  Income  Shares  Amount  Income  Shares  Amount
                         ------  ------  ------  ------  ------  ------  ------  ------  ------
Basic EPS                $63.6    66.7   $0.95   $72.0    61.3   $1.18    $90.7   61.3   $1.48
Effect of dilutive
  stock equivalents                0.2               -     0.1                -    0.1
                         ------  ------  ------  ------  ------  ------  ------  ------  ------
Diluted EPS              $63.6    66.9   $0.95   $72.0    61.4   $1.17    $90.7   61.4   $1.48
                         ======  ======  ======  ======  ======  ======  ======  ======  ======


Options to purchase 836,688 shares of common stock for the year ended December 31, 2001, 526,469 shares of common stock for the year ended December 31, 2000 and 99,973 shares of common stock for the year ended December 31, 1999 were not included in the computation of dilutive earnings per share because the options' exercise price was greater than the average market price of a share of common stock during the period. Exercise prices for options excluded from the computation ranged from $22.54 to $24.05 in 2001; $19.83 to $24.05 in 2000 and equaled $24.05 in 1999.

12.  Stock-Based Incentive Plans

The Company has various stock-based incentive plans to encourage employees and non-employee directors to remain with the Company and to more closely align their interest with those of the Company's shareholders. At the annual shareholders meeting on April 25, 2001, shareholders approved the Company's At-Risk Compensation Plan. On May 1, 2001, per the terms of the plan, 4,000,000 shares of common stock were reserved for issuance in the form of stock options, restricted stock, and other awards. The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees" and related interpretations when measuring compensation expense for these plans. The pro forma effect on net income and earnings per share, as if the fair value-based method had been applied in measuring compensation expense, is disclosed below.

Stock Option Plans
Certain SIGCORP employees held options to purchase SIGCORP common shares. When the merger of SIGCORP and Indiana Energy was consummated, each granted and outstanding option to purchase SIGCORP common shares was converted into an option to purchase the number of Vectren common shares that could have been purchased under the original option multiplied by one and one-third. The exercise price per Vectren common share under the new option is equal to the original per share price divided by one and one-third. The new Vectren options are otherwise subject to the same terms and conditions as the original SIGCORP options. Accordingly, the conversion resulted in no compensation expense.

A summary of the status of the Company's stock option plans for the past three years is as follows:
                                                                   Wtd. Avg.
                                                      Options   Exercise Price
                                                    ----------  --------------
Outstanding at December 31, 1998                      671,389      $ 17.46
      Granted                                         272,783        20.26
      Exercised                                       (13,168)       14.22
                                                    ----------  --------------
Outstanding at December 31, 1999                      931,004        18.33
      Cancelled                                       (30,955)       19.04
      Exercised                                       (40,608)       15.92
                                                    ----------  --------------
Outstanding at December 31, 2000                      859,441        18.41
      Granted                                         783,999        22.54
      Cancelled                                       (92,953)       21.84
      Exercised                                      (122,709)       16.05
                                                    ----------  --------------
Outstanding at December 31, 2001                    1,427,778        20.67
                                                    ==========  ==============

Stock options granted in 2001 become fully vested and exercisable at the end of five years for stock options issued to employees and one year for non-employee directors. Stock options granted prior to 2001 generally vest and become exercisable between one and three years in equal annual installments beginning one year after the grant date. Options granted both before and after 2001 expire ten years from the date of grant. The exercise price of stock options awarded under the Company's stock option plans is equal to the fair market value of the underlying common stock on the date of grant. Accordingly, no compensation expense has been recognized. Had compensation cost for these stock option plans been determined based on the fair value at the grant date consistent with the methodology prescribed under SFAS No. 123 "Accounting for Stock-Based Compensation," net income would have been reduced by $1.1 million in 2001, $0.4 million in 2000, and $0.6 million in 1999. Basic and diluted earnings per share would have been reduced by $0.02 in 2001and $0.01 in both 2000 and 1999.

The fair value of each option granted used to determine pro forma net income is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the years ended December 31, 2001 and 1999: risk-free interest rate of 5.65% and 6.46%, respectively; expected option term of 8 years and 5 years, respectively; expected volatility of 26.56% and 34.00%, respectively; and dividend rates of 4.42% and 4.46%, respectively. The weighted average fair value of options granted in 2001 and 1999 were $5.21 and $5.05, respectively. No options were granted in 2000.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2001:

                                 Outstanding                     Exercisable
                   ---------------------------------------- ----------------------
                                     Wtd. Avg.     Wtd.Avg.              Wtd. Avg.
Range of                            Remaining     Exercise               Exercise
Exercise Prices    # of Options  Contractual Life   Price   # of Options   Price
---------------    ------------  ----------------  -------- ------------ ---------
$13.82 - $17.44      243,165           3.0         $ 14.63     243,165   $ 14.63
$19.83 - $20.26      349,925           6.5           20.09     349,925     20.09
$22.54 - $24.05      834,688           9.1           22.66      65,689     24.05
---------------    ------------  ----------------  -------- ------------ ---------
Total              1,427,778                         20.67     658,779     18.47
===============    ============  ================  ======== ============ =========


As of December 31, 2000 and 1999, the number of stock options that are exercisable and those options' weighted average exercise price is 781,415 and $18.41 in 2000; and 658,221 and $17.53 in 1999.

Other Plans
Indiana Energy had a performance-based Executive Restricted Stock Plan for its principal officers and a Directors' Restricted Stock Plan through which non-employee directors received a portion of their salary. Upon consummation of the merger, the restrictions on each outstanding share of restricted stock lapsed, and all shares that were issued as restricted stock were treated as unrestricted shares in the merger exchange. In 2000, the Company adopted these plans. During the years ended December 31, 2001, 2000 and 1999, the number of restricted stock grants and the grants' weighted average fair value was 4,257 and $22.54 per share, respectively, in 2001, 194,884 shares and $19.90 per share, respectively, in 2000, and 15,238 shares and $23.20 per share, respectively, in 1999. During 2001, 19,726 restricted shares were forfeited.

Members of management and non-employee directors may defer certain portions of their salary, annual bonus, incentive compensation, and earned stock-based incentives into phantom stock units. Such units are vested when granted.

Compensation expense associated with these plans for the years ended December 31, 2001, 2000, and 1999 was $2.8 million, $2.9 million and $0.9 million, respectively. Approximately, $2.3 million of compensation expense for the year ended December 31, 2000 is for the lifting of restrictions triggered by the merger transaction.

13.  Commitments & Contingencies

Rental Commitments
Future minimum lease payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year during the five years following 2001 and thereafter (in millions) are $4.4 in 2002, $4.5 in 2003, $3.9 in 2004, $3.0 in 2005, $3.0 in 2006 and $5.6 thereafter. Total lease expense (in millions) was $6.2 in 2001, $3.4 in 2000 and $2.7 in 1999.

Construction Commitments
The Company has entered into a contract to purchase and construct an 80-megawatt combustion gas turbine generator. The total cost of the project is estimated to be $33.0 million and is expected to be completed by the summer of 2002. Through December 31, 2001, $23.2 million has been expended.

Guarantees
The Company is party to financial guarantees with off-balance sheet risk. These guarantees include debt guarantees and performance guarantees, including the debt of and performance of energy efficiency products installed by affiliated companies. The Company estimates these guarantees totaled $114.6 million at December 31, 2001. Of that amount, $82.9 million relates to the Company's guarantee of Energy Systems Group, LLC's surety bonds and performance guarantees. Energy Systems Group, LLC is a two-thirds owned consolidated subsidiary.

Legal Proceedings
The Company is party to various legal proceedings arising in the normal course of business. In the opinion of management, there are no legal proceedings pending against the Company that are likely to have a material adverse effect on its financial position or results of operations. See Note 14 regarding the Culley Generating Station Litigation and Note 4 regarding ProLiance Energy, LLC.

14.  Environmental Matters

Clean Air Act
NOx SIP Call Matter The Clean Air Act (the Act) requires each state to adopt a State Implementation Plan (SIP) to attain and maintain National Ambient Air Quality Standards (NAAQS) for a number of pollutants, including ozone. If the United States Environmental Protection Agency (USEPA) finds a state's SIP inadequate to achieve the NAAQS, the USEPA can call upon the state to revise its SIP (a SIP Call).

In October 1998, the USEPA issued a final rule "Finding of Significant Contribution and Rulemaking for Certain States in the Ozone Transport Assessment Group Region for Purposes of Reducing Regional Transport of Ozone," (63 Fed. Reg. 57355). This ruling found that the SIP's of certain states, including Indiana, were substantially inadequate since they allowed for nitrogen oxide
(NOx) emissions in amounts that contributed to non-attainment with the ozone NAAQS in downwind states. The USEPA required each state to revise its SIP to provide for further NOx emission reductions. The NOx emissions budget, as stipulated in the USEPA's final ruling, requires a 31% reduction in total NOx emissions from Indiana.

In June 2001, the Indiana Air Pollution Control Board adopted final rules to achieve the NOx emission reductions required by the NOx SIP Call. Indiana's SIP requires the Company to lower its system-wide NOx emissions to .14 lbs/mmbtu by May 31, 2004 (the compliance date). This is a 65% reduction from emission levels existing in 1998 and 1999.

The Company has initiated steps toward compliance with the revised regulations. These steps include installing Selective Catalytic Reduction (SCR) systems at Culley Generating Station Unit 3 (Culley), Warrick Generating Station Unit 4 (Warrick), and A.B. Brown Generating Station Unit 2 (A.B. Brown). SCR systems reduce flue gas NOx emissions to atmospheric nitrogen and water using ammonia in chemical reaction. This technology is known to be the most effective method of reducing NOx emissions where high removal efficiencies are required.

The IURC issued an order that (1) approves the Company's proposed project to achieve environmental compliance by investing in clean coal technology, (2) approves the Company's cost estimate for the construction, subject to periodic review of the actual costs incurred, and (3) approves a mechanism whereby, prior to an electric base rate case, the Company may recover a return on its capital costs for the project, at its overall cost of capital, including a return on equity.

Based on the level of system-wide emissions reductions required and the control technology utilized to achieve the reductions, the current estimated construction cost ranges from $175.0 million to $195.0 million and is expected to be expended during the 2001-2004 period. Through December 31, 2001, $22.5 million has been expended. After the equipment is installed and operational, related additional annual operation and maintenance expenses are estimated to be between $8.0 million and $10.0 million.

The Company expects the Culley, Warrick and A.B. Brown SCR systems to be operational by the compliance date. Installation of SCR technology at these stations is expected to reduce the Company's overall NOx emissions to levels compliant with Indiana's NOx emissions budget allotted by the USEPA; therefore, the Company has recorded no accrual for potential penalties that may result from noncompliance.

Culley Generating Station Litigation In the late 1990's, the USEPA initiated an investigation under Section 114 of the Act of SIGECO's coal-fired electric generating units in commercial operation by 1977 to determine compliance with environmental permitting requirements related to repairs, maintenance, modifications, and operations changes. The focus of the investigation was to determine whether new source review permitting requirements were triggered by such plant modifications, and whether the best available control technology was, or should have been used. Numerous electric utilities were, and are currently, being investigated by the USEPA under an industry-wide review for compliance. In July 1999, SIGECO received a letter from the Office of Enforcement and Compliance Assurance of the USEPA discussing the industry-wide investigation, vaguely referring to an investigation of SIGECO and inviting SIGECO to participate in a discussion of the issues. No specifics were noted; furthermore, the letter stated that the communication was not intended to serve as a notice of violation. Subsequent meetings were conducted in September and October 1999 with the USEPA and targeted utilities, including SIGECO, regarding potential remedies to the USEPA's general allegations.

On November 3, 1999, the USEPA filed a lawsuit against seven utilities, including SIGECO. The USEPA alleges that, beginning in 1992, SIGECO violated the Act by: (1) making modifications to its Culley Generating Station in Yankeetown, Indiana without obtaining required permits; (2) making major modifications to the Culley Generating Station without installing the best available emission control technology; and (3) failing to notify the USEPA of the modifications. In addition, the lawsuit alleges that the modifications to the Culley Generating Station required SIGECO to begin complying with federal new source performance standards at its Culley Unit 3.

SIGECO believes it performed only maintenance, repair and replacement activities at the Culley Generating Station, as allowed under the Act. Because proper maintenance does not require permits, application of the best available control technology, notice to the USEPA, or compliance with new source performance standards, SIGECO believes that the lawsuit is without merit, and intends to vigorously defend itself.

The lawsuit seeks fines against SIGECO in the amount of $27,500 per day per violation. The lawsuit does not specify the number of days or violations the USEPA believes occurred. The lawsuit also seeks a court order requiring SIGECO to install the best available emissions technology at the Culley Generating Station. If the USEPA were successful in obtaining an order, SIGECO estimates that it would incur capital costs of approximately $40.0 million to $50.0 million to comply with the order. As a result of the NOx SIP call issue, the majority of the $40.0 million to $50.0 million for best available emissions technology at Culley Generating Station is included in the $175.0 million to $195.0 million cost range previously discussed.

The USEPA has also issued an administrative notice of violation to SIGECO making the same allegations, but alleging that violations began in 1977.

While it is possible that SIGECO could be subjected to criminal penalties if the Culley Generating Station continues to operate without complying with the permitting requirements of new source review and the allegations are determined by a court to be valid, SIGECO believes such penalties are unlikely as the USEPA and the electric utility industry have a bonafide dispute over the proper interpretation of the Act. Accordingly, the Company has recorded no accrual and the plant continues to operate while the matter is being decided.

Information Request On January 23, 2001, SIGECO received an information request from the USEPA under Section 114 of the Act for historical operational information on the Warrick and A.B. Brown generating stations. SIGECO has provided all information requested, and no further action has occurred.

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

In conjunction with data compiled by expert consultants, Indiana Gas has accrued the estimated costs for further investigation, remediation, groundwater monitoring and related costs for the sites. While the total costs that may be incurred in connection with addressing these sites cannot be determined at this time, Indiana Gas has accrued costs that it reasonably expects to incur totaling approximately $20.4 million.

The estimated accrued costs are limited to Indiana Gas' proportionate share of the remediation efforts. Indiana Gas has arrangements in place for 19 of the 26 sites with other potentially responsible parties (PRP), which serve to limit Indiana Gas' share of response costs at these 19 sites to between 20% and 50%.

With respect to insurance coverage, Indiana Gas has received and recorded settlements from all known insurance carriers in an aggregate amount approximating its $20.4 million accrual.

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

15.  Rate & Regulatory Matters

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

In March 2001, Indiana Gas and SIGECO reached agreement with the Indiana Office of Utility Consumer Counselor (OUCC) and the Citizens Action Coalition of Indiana, Inc. (CAC) regarding the matters raised by an IURC Order that disallowed $3.8 million of Indiana Gas' gas procurement costs for the 2000 - 2001 heating season which was recognized during the year ended December 31, 2000. As part of the agreement, the companies agreed to contribute an additional

$1.7 million to assist qualified low income gas customers, and Indiana Gas agreed to credit $3.3 million of the $3.8 million disallowed amount to its customers' April 2001 utility bills in exchange for both the OUCC and the CAC dropping their appeals of the IURC Order. In April 2001, the IURC issued an order approving the settlement. Substantially all of the financial assistance for low income gas customers has been distributed in 2001.

Purchased Power Costs
As a result of an appeal of a generic order issued by the IURC in August 1999 regarding guidelines for the recovery of purchased power costs, SIGECO entered into a settlement agreement with the OUCC that provides certain terms with respect to the recoverability of such costs. The settlement, originally approved by the IURC in August 2000, has been extended by agreement through March 2002 and additional settlement discussions are expected in 2002. Under the settlement, SIGECO can recover the entire cost of purchased power up to an established benchmark, and during forced outages, SIGECO will bear a limited share of its purchased power costs regardless of the market costs at that time. Based on this agreement, SIGECO believes it has limited its exposure to unrecoverable purchased power costs.

16.  Risk Management, Derivatives & Other Financial Instruments

Risk Management
The Company is exposed to market risks associated with commodity prices, interest rates, and counter-party credit. These financial exposures are monitored and managed by the Company as an integral part of its overall risk management program.

Commodity Price Risk The Company's regulated operations have limited exposure to commodity price risk for purchases and sales of natural gas and electric energy for its retail customers due to current Indiana and Ohio regulations, which subject to compliance with applicable state regulations, allow for recovery of such purchases through natural gas and fuel cost adjustment mechanisms.

The Company does engage in limited wholesale power marketing and other marketing activities that may expose it to commodity price risk associated with fluctuating electric power, natural gas, and coal commodity prices.

The Company's wholesale power marketing activities manage the utilization of its available electric generating capacity. The Company's other commodity marketing activities purchase and sell natural gas and coal to meet customer demands. These operations enter into forward contracts that commit the Company to purchase and sell commodities in the future.

Commodity price risk results from forward sales contracts that commit the Company to deliver commodities on specified future dates. Power marketing uses planned unutilized generation capability and forward purchase contracts to protect certain sales transactions from unanticipated fluctuations in the price of electric power, and periodically, will use derivative financial instruments to protect its interests from unplanned outages and shifts in demand. Additionally, other commodity marketing activities use stored inventory and forward purchase contracts to protect certain sales transactions from unanticipated fluctuations in commodity prices.

Open positions in terms of price, volume and specified delivery points may occur to a limited extent and are managed using methods described above and frequent management reporting.

Interest Rate Risk The Company is exposed to interest rate risk associated with its adjustable rate borrowing arrangements. Its risk management program seeks to reduce the potentially adverse effects that market volatility may have on operations.

Under normal circumstances, the Company tries to limit the amount of adjustable rate borrowing arrangements exposed to short-term interest rate volatility to a maximum of 25% of total debt. However, there are times when this targeted level of interest rate exposure may be exceeded. To manage this exposure, the Company may periodically use derivative financial instruments to reduce earnings fluctuations caused by interest rate volatility.

Other Risks By using forward purchase contracts and derivative financial instruments to manage risk, the Company exposes itself to counter-party credit risk and market risk. The Company manages this exposure to counter-party credit risk by entering into contracts with financially sound companies that can be expected to fully perform under the terms of the contract. The Company attempts to manage exposure to market risk associated with commodity contracts and interest rates by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. As of December 31, 2001, the Company has a net receivable from Enron Corp. of approximately $1.0 million, which has been fully reserved.

The Company's customer receivables from gas and electric sales and gas transportation services are primarily derived from a diversified base of residential, commercial, and industrial customers located in Indiana and west central Ohio. The Company manages credit risk associated with its receivables by continually reviewing creditworthiness and requests cash deposits or refunds cash deposits based on that review. Credit risk associated with certain investments is also managed by a review of creditworthiness and receipt of collateral.

Accounting for Forward Contracts & Other Financial Instruments

Commodity Contracts At origination, all contracts to buy and sell electric power, natural gas, and coal are designated as "physical" or "other-than-trading." The Company does not have any contracts designated as "trading" as defined by EITF 98-10.

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

Other commodity contracts are designated as "physical" when the Company has the intent to physically deliver or receive natural gas or coal. Certain contracts in this portfolio may be settled net in accordance with industry standards.

Prior to the adoption of SFAS 133, "physical" contracts received accounting recognition upon settlement with revenues recorded in energy services and other revenues and costs recorded in cost of energy services and other. After the adoption of SFAS 133, certain contracts that are periodically settled net are recorded at market value.

Contracts recorded at market value are recorded as current or noncurrent assets or liabilities in the Consolidated Balance Sheets depending on their value and on when the contracts are expected to be settled. Changes in market value are recorded in the Consolidated Statements of Income as purchased electric energy or cost of energy services and other, as appropriate. Market value is determined using quoted market prices from independent sources.

Financial Contracts In September 2001, the Company entered into several forward starting interest rate swaps with a total notional amount of $200.0 million in anticipation of VUHI's $250.0 million long-term debt issuance. Upon issuance of the debt in December 2001, the swaps were settled resulting in the Company receiving $0.9 million. The value received is being amortized from accumulated other comprehensive income to interest expense over the life of the debt.

In December 2000, the Company entered into an interest rate swap used to hedge interest rate risk associated with variable rate short-term notes payable totaling $150.0 million. The swap was entered into concurrently with the issuance of the floating rate notes on December 28, 2000 and swapped the debt's variable interest rate of three-month LIBOR plus 0.75% for a fixed rate of 6.64%. The swap expired on December 27, 2001, the date the debt agreement expired.

Prior to the adoption of SFAS 133, instruments hedging interest rate risk were accounted for upon settlement in interest expense. After adoption of SFAS 133, hedging instruments are carried at market value in other assets or other current liabilities, as appropriate, and changes in market value are recorded in accumulated other comprehensive income and recorded to interest expense as settled.

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

Resulting from the adoption of SFAS 133, certain contracts in the power marketing operations and other wholesale marketing operations that are periodically settled net were required to be recorded at market value. Previously, the Company accounted for these contracts on settlement. The cumulative impact of the adoption of SFAS 133 resulting from marking these contracts to market on January 1, 2001 was an earnings gain of approximately $6.3 million ($3.9 million net of tax) recorded as a cumulative effect of accounting change in the Consolidated Statements of Income. The majority of this gain results from the Company's power marketing operations. SFAS 133 did not impact other commodity contracts because they were normal purchases and sales specifically excluded from the provisions of SFAS 133.

As of December 31, 2001, the Company has derivative assets resulting from its power marketing operations of $5.2 million classified in other current assets as well as derivative liabilities of $2.0 million classified in accrued liabilities. Unrealized losses totaling $3.2 million arising from the difference between the current market value and the market value on the date of adoption is included in purchased electric energy in the Consolidated Statements of Income for the year ended December 31, 2001. Derivatives used in other commodity marketing operations are not significant.

The Company assesses and documents the hedging relationship between its financial instruments, including interest rate swaps, and underlying risks as well as the investment's risk management objectives and anticipated effectiveness. When the hedging relationship is highly effective, these instruments are designated as cash flow hedges. The adoption of SFAS 133 had no impact as the market value of the Company's cash flow hedges was zero on January 1, 2001.

As of December 31, 2001, no interest rate swaps are outstanding. Approximately $0.9 million remains in accumulated other comprehensive income that is related to interest rate swaps hedging future interest payments. Of that amount, $0.1 million will be reclassified to earnings within the next twelve months.

In addition to the Company's wholly owned subsidiaries, ProLiance, an equity method investment, adopted SFAS 133 during 2000. The Company's share of the impact of adoption and continued use of derivatives by ProLiance is reflected in accumulated other comprehensive income due to the nature of the derivatives used.

Fair Value of Other Financial Instruments
The carrying values and estimated fair values of the Company's other financial instruments were as follows:

                                                          At December 31,
                                              ----------------------------------------
                                                     2001                      2000
                                              -------------------  -------------------
                                              Carrying  Est. Fair  Carrying  Est. Fair
In millions                                    Amount     Value     Amount     Value
                                              --------  ---------  --------  ---------
   Long-term debt                             $1,031.4  $1,022.4   $ 688.9    $ 672.4
   Short-term borrowings & notes payable         381.7     381.7     759.9      759.9
   Redeemable preferred stock of subsidiary          -         -       7.5        7.7
   Partnership obligations                           -         -       0.2        0.3
                                              --------  ---------  --------  ---------


Certain methods and assumptions must be used to estimate the fair value of financial instruments. The fair value of the Company's other financial instruments was estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for instruments with similar characteristics. Because of the maturity dates and variable interest rates of short-term borrowings, its carrying amount approximates its fair value.

Under current regulatory treatment, call premiums on reacquisition of long-term debt are generally recovered in customer rates over the life of the refunding issue or over a 15-year period. Accordingly, any reacquisition would not be expected to have a material effect on the Company's financial position or results of operations.

Because of the customized nature of certain cost method investments included in investments in unconsolidated affiliates and notes receivable included in other investments, and since there is no readily available market for these investments, it is not practicable to estimate the fair value of these financial instruments.

17.  Additional Operational & Balance Sheet Information

Other - net in the Consolidated Statements of Income consists of the following:

                                             Year ended December 31,
                                             -----------------------
 In millions                            2001            2000         1999
                                       ------          ------       ------
Interest income                        $ 5.7           $ 8.6        $ 5.8
Leveraged lease investment income        4.6             7.7          4.2
AFUDC                                    5.6             5.2          3.6
Other income                             6.0             7.2          2.6
Other expense                           (5.6)           (5.0)        (2.3)
                                       ------          ------       ------
       Total other - net               $16.3           $23.7        $13.9
                                       ======          ======       ======

Other current assets in the Consolidated Balance Sheets consists of the following:

                                                           At December 31,
                                                           ---------------
 In millions                                            2001            2000
                                                      -------          ------
Prepaid gas delivery service                          $  67.7          $ 34.8
Other prepayments & current assets                       35.7            27.5
                                                      -------          ------
   Total prepayments & other current assets           $ 103.4          $ 62.3
                                                      =======          ======

Accrued liabilities in the Consolidated Balance Sheets consists of the following:

                                                         At December 31,
                                                         ---------------
 In millions                                          2001            2000
                                                     -------         -------
Deferred income taxes                                $  20.7         $     -
Refunds to customers & customer deposits                18.7            22.9
Accrued interest                                        13.3            10.3
Accrued taxes                                            9.4            17.6
Other                                                   39.3            55.4
                                                     -------         -------
       Total accrued liabilities                     $ 101.4         $ 106.2
                                                     =======         =======

18.  Segment Reporting

The Company had four operating segments during 2001: (1) Gas Utility Services,
(2) Electric Utility Services, (3) Nonregulated Operations, and (4) Corporate and Other. The Gas Utility Services segment includes the operations of Indiana Gas, the Ohio operations, and SIGECO's natural gas distribution business and provides natural gas distribution and transportation services in nearly two-thirds of Indiana and west central Ohio. The Electric Utility Services segment includes the operations of SIGECO's power generating and marketing operations, and electric transmission and distribution services, which provides electricity to primarily southwestern Indiana. The Nonregulated Operations segment is comprised of various subsidiaries and affiliates offering and investing in energy marketing and services, coal mining, utility infrastructure services, and broadband communications among other energy-related opportunities. The Corporate and Other segment provides general and administrative support and assets, including computer hardware and software, to the Company's other operating segments. During 2001, the Company reorganized its business segments by separating the Corporate and Other segment from the Nonregulated Operations segment. Prior year data has been restated to conform to the current year presentation.

The following tables provide information about business segments. The Company makes decisions on finance and dividends at the corporate level. Investments in unconsolidated affiliates, earnings of those unconsolidated affiliates, and the extraordinary item recognized in 2001 are primarily within the Nonregulated Operations segment.

                                               Year ended December 31,
                                               -----------------------
 In millions                                2001         2000          1999
                                        ----------     --------     ---------
Operating Revenues
   Gas Utility Services                 $ 1,031.5      $ 818.8       $ 499.6
   Electric Utility Services                378.9        336.4         307.5
   Nonregulated Operations                  797.1        519.2         281.7
   Corporate & Other                         29.7         33.6          33.2
   Intersegment Eliminations                (67.2)       (59.3)        (53.6)
                                        ----------     --------    ---------
      Total operating revenues          $ 2,170.0    $ 1,648.7     $ 1,068.4
                                        ==========   ==========    =========
Interest Expense
   Gas Utility Services                    $ 51.0       $ 28.0        $ 19.3
   Electric Utility Services                 19.1         18.1          17.5
   Nonregulated Operations                   12.2         10.2           6.1
   Corporate & Other                          1.6          1.3           0.9
   Intersegment Eliminations                 (1.3)        (1.2)         (0.9)
                                        ----------   ----------    ----------
      Total interest expense               $ 82.6       $ 56.4        $ 42.9
                                        ==========   ==========    ==========

Income Taxes
   Gas Utility Services                     $ 2.4       $ 11.5        $ 18.9
   Electric Utility Services                 20.3         23.4          24.3
   Nonregulated Operations                   (5.0)         0.7           0.6
   Corporate & Other                          0.9         (1.2)          1.9
   Intersegment Eliminations                    -         (0.2)            -
                                        ----------   ----------   ----------
      Total income taxes                   $ 18.6       $ 34.2        $ 45.7
                                        ==========   ==========   ==========
Net Income
   Gas Utility Services                     $ 9.9       $ 15.6        $ 33.6
   Electric Utility Services                 40.8         36.8          41.8
   Nonregulated Operations                   11.3         21.7          12.5
   Corporate & Other                          1.6         (2.1)          2.8
                                        ----------   ----------   ----------
      Net income                           $ 63.6       $ 72.0        $ 90.7
                                        ==========   ==========   ==========
Depreciation & Amortization
   Gas Utility Services                    $ 58.2       $ 43.8        $ 38.7
   Electric Utility Services                 38.7         38.6          40.8
   Nonregulated Operations                    5.9          1.1           0.7
   Corporate & Other                         20.9         22.2           6.8
                                        ----------   ----------   ----------
      Total depreciation & amortization   $ 123.7      $ 105.7        $ 87.0
                                        ==========   ==========   ==========
Capital Expenditures
   Gas Utility Services                   $ 76.1       $ 73.1        $ 72.5
   Electric Utility Services                69.7         37.6          51.1
   Nonregulated Operations                  33.5         27.3           1.7
   Corporate & Other                        56.0         26.3          10.6
                                        ---------    ---------    ----------
      Total capital expenditures         $ 235.3      $ 164.3       $ 135.9
                                        =========    =========    ==========

                                                   At December 31,
                                                   ---------------
 In millions                                   2001             2000
                                            ----------       ----------
Identifiable Assets
     Gas Utility Services                   $ 1,557.7        $ 1,630.0
     Electric Utility Services                  802.1            806.3
     Nonregulated Operations                    677.7            672.0
     Corporate & Other                          147.3             85.1
     Intersegment Eliminations                 (328.0)          (267.1)
                                            ----------       ----------
        Total identifiable assets           $ 2,856.8        $ 2,926.3
                                            ==========       ==========

19.  Impact of Recently Issued Accounting Guidance

SFAS 141 & 142

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

SFAS 142 changes the accounting for goodwill from an amortization approach to an impairment-only approach. Thus, amortization of goodwill that is not included as an allowable cost for rate-making purposes will cease upon adoption of the statement. This includes goodwill recorded in past business combinations, such as the Company's acquisition of the Ohio operations. Goodwill is to be tested for impairment at a reporting unit level at least annually.

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

The adoption of SFAS 141 will not materially impact operations. As required by SFAS 142, amortization of goodwill relating to the acquisition of the Ohio operations, which approximates $5.0 million per year, will cease on January 1, 2002. Initial impairment reviews to be performed within six months of adoption of SFAS 142 are not expected to have a significant impact on operations.

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

SFAS 144

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 develops one accounting model for all impaired long-lived assets and long-lived assets to be disposed of. SFAS 144 replaces the existing authoritative guidance in FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and certain aspects of APB Opinion No. 30, "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business."

This new accounting model retains the framework of SFAS 121 and requires that those impaired long-lived assets and long-lived assets to be disposed of be measured at the lower of carrying amount or fair value (less cost to sell for assets to be disposed of), whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred.

SFAS 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction.

SFAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company is evaluating the impact SFAS 144 will have on its operations.

20.  Quarterly Financial Data (Unaudited)

Summarized quarterly financial data for 2001 and 2000 is as follows:

In millions, except per share amounts                            Q1      Q2      Q3      Q4
---------------------------------------------------------------------------------------------
     2001
---------------------------------------------------------------------------------------------
     Operating revenues                                        $883.1  $432.2  $358.4  $496.3
     Operating income (loss)                                     72.7    (4.6)   19.1    52.4
     Income (loss) before extraordinary loss & cumulative
          effect of change in accounting principle               40.5   (10.0)    4.5    32.4
     Basic earnings (loss) per share before extraordinary
          loss & cumulative effect of change in accounting
          principle                                              0.62   (0.15)   0.07    0.48
     Diluted earnings (loss) per share before extraordinary
          loss & cumulative effect of change in accounting
          principle                                              0.61   (0.15)   0.07    0.48
     Net income (loss)                                           44.4   (17.7)    4.5    32.4
     Basic earnings (loss) per share                             0.68   (0.26)   0.07    0.48
     Diluted earnings (loss) per share                           0.67   (0.26)   0.07    0.48
---------------------------------------------------------------------------------------------
     2000
---------------------------------------------------------------------------------------------
     Operating revenues                                        $359.5  $263.7  $317.9  $707.6
     Operating income                                            34.3    16.3    27.2    53.3
     Net income                                                  22.1     8.3    15.4    26.2
     Basic earnings per share                                    0.36    0.14    0.25    0.43
     Diluted earnings per share                                  0.36    0.13    0.25    0.43
---------------------------------------------------------------------------------------------


1. Information in any one quarterly period is not indicative of annual results due to the seasonal variations common to the Company's utility operations.
2. Q1 of 2001 includes charges for cumulative effect of changes in accounting principle as described in Note 16.
3.   Q2 of 2001 includes restructuring charges as described in Note 3.
4.   Q2 of 2001 includes an extraordinary loss as described in Note 5.
5.   2001 & 2000 include merger and integration charges as described in Note 3.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Except with respect to information regarding the executive officers of the Registrant, the information required by Part III, Item 10 of this Form 10-K is incorporated by reference herein, and made part of this Form 10-K, from the company's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders, which was filed with the Securities and Exchange Commission, pursuant to Regulation 14A, on March 15, 2002. The information with respect to the executive officers of the Registrant is included below.

Niel C. Ellerbrook, age 53, has been a director of Indiana Energy or the Company since 1991. Mr. Ellerbrook is Chairman of the Board and Chief Executive Officer of the Company, having served in that capacity since March 2000. Mr. Ellerbrook served as President and Chief Executive Officer of Indiana Energy from June 1999 to March 2000. Mr. Ellerbrook served as President and Chief Operating Officer of Indiana Energy from October 1997 to March 2000. From January through October 1997, Mr. Ellerbrook served as Executive Vice President, Treasurer, and Chief Financial Officer of Indiana Energy; and from 1986 to January 1997 as Vice President, Treasurer, and Chief Financial Officer of Indiana Energy. Mr. Ellerbrook is a director of Vectren Utility Holdings, Inc., Indiana Gas Company, Inc., and Southern Indiana Gas and Electric Co. He is also a director of Fifth Third Bank, Indiana, and Deaconess Hospital of Evansville, Indiana.

Andrew E. Goebel, age 54, has been a director of SIGCORP or the Company since 1997. Mr. Goebel is President and Chief Operating Officer of the Company, having served in that capacity since March 2000. Mr. Goebel was President and Chief Operating Officer of SIGCORP from April 1999 to March 2000. From September 1997 through April 1999, Mr. Goebel served as Executive Vice President of SIGCORP; and from 1996 to September 1997, he served as Secretary and Treasurer of SIGCORP. Mr. Goebel is a director of Vectren Utility Holdings, Inc., Indiana Gas Company, Inc., and Southern Indiana Gas and Electric Co. Mr. Goebel is also a director of Old National Bancorp and Old National Bank.

Jerome A. Benkert, Jr., age 43, has served as Executive Vice President and Chief Financial Officer of the Company since March 2000 and as Treasurer of the Company since October 2001. He was Executive Vice President and Chief Operating Officer of Indiana Energy's administrative services company from October 1997 to March 2000. Mr. Benkert has served as Controller and Vice President of Indiana Gas. Mr. Benkert is a director of Vectren Utility Holdings, Inc., Indiana Gas Company, Inc., and Southern Indiana Gas and Electric Co.

Carl L. Chapman, age 46, has served as Executive Vice President of the Company since March 2000. Mr. Chapman served as Assistant Treasurer of Indiana Energy from 1986 to March 2000. Since October 1997, Mr. Chapman has served as President of IGC Energy, Inc., which has been renamed Vectren Energy Solutions, Inc. Mr. Chapman served as President of ProLiance Energy, LLC ("ProLiance"), a gas supply and energy marketing joint venture partially owned by Vectren Energy Solutions, Inc., an indirect, wholly owned subsidiary of the Company, from March 1996 until April 1998. Currently, Mr. Chapman is the chairman of ProLiance. From 1995 until March 1996, he was Senior Vice President of Corporate Development for Indiana Gas.

Ronald E. Christian, age 43, has served as Senior Vice President, General Counsel, and Secretary of the Company since March 2000. Mr. Christian served as Vice President and General Counsel of Indiana Energy from July 1999 to March 2000. From June 1998 to July 1999, Mr. Christian was the Vice President, General Counsel and Secretary of Michigan Consolidated Gas Company in Detroit, Michigan. He served as the General Counsel and Secretary of Indiana Energy, Indiana Gas and Indiana Energy Investments, Inc. from 1993 to June 1998. Mr. Christian is a director of Vectren Utility Holdings, Inc., Indiana Gas Company, Inc., and Southern Indiana Gas and Electric Co.

Richard G. Lynch, age 50, has served as Senior Vice President-Human Resources and Administration of the Company since March 2000. Mr. Lynch was Vice President of Human Resources for SIGCORP from March 1999 to March 2000. Prior to joining the Company, Mr. Lynch was the Director of Human Resources for the Mead Johnson Division of Bristol Myers-Squibb in Evansville, Indiana.

ITEM 11. EXECUTIVE COMPENSATION
Information required by Part III, Item 11 of this Form 10-K is incorporated by reference herein, and made part of this Form 10-K, from the Company's definitive Proxy Statement for its 2002 Annual Meeting of Stockholders, which was filed with the Securities and Exchange Commission, pursuant to Regulation 14A, on March 15, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT Information required by Part III, Item 12 of this Form 10-K is incorporated by reference herein, and made part of this Form 10-K, from the Company's definitive Proxy Statement for its 2002 Annual Meeting of Stockholders, which was filed with the Securities and Exchange Commission, pursuant to Regulation 14A, on March 15, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Information required by Part III, Item 13 of this Form 10-K is incorporated by reference herein, and made part of this Form 10-K, from the Company's definitive Proxy Statement for its 2002 Annual Meeting of Stockholders, which was filed with the Securities and Exchange Commission, pursuant to Regulation 14A, on March 15, 2002.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  List Of Documents Filed As Part Of This Report

     (1) Consolidated Financial Statements

          The consolidated financial statements and related notes, together with the report of Arthur Andersen LLP, appear in Part II Item 8 Financial Statements and Supplementary Data of this Form 10-K.

     (2)  Consolidated Financial Statement Schedules

                                                          PAGE IN FORM 10-K
                                                          -----------------
          Report of Arthur Andersen LLP                            79
          For the years ended December 31, 2001,
          2000, and 1999: Schedule II --
          Valuation and Qualifying Accounts                        80

All other schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or related notes.

     (3)  List of Exhibits

          The Company has incorporated by reference herein certain exhibits as specified below pursuant to Rule 12b-32 under the Exchange Act.

          Exhibits for the Company are listed in the Index to Exhibits beginning on page 83. Exhibits for the Company attached to this filing are listed on page 89.

 (b) Reports On Form 8-K During The Last Calendar Quarter

On October 24, 2001 and November 26, 2001, Vectren Corporation filed a Current Report on Form 8-K with respect to the release of financial information to the investment community regarding the Company's results of operations, financial position and cash flows for the three, six, and nine month periods ended September 30, 2001. The financial information was released to the public through this filing.
         Item 5.  Other Events
         Item 7.  Exhibits
               99.1 - Press Release - Third Quarter 2001 Vectren Corporation
                    Earnings
               99.2 - Cautionary Statement for Purposes of the "Safe Harbor"
                    Provisions of the Private Securities Litigation Reform Act of 1995

On November 26, 2001, Vectren Corporation filed a Current Report on Form 8-K with respect to an analyst meeting where a discussion of the Company's current financial and operating results and plans for the future will occur.
         Item 5.  Other Events
         Item 7.  Exhibits
               99.1 - Press Release - Vectren to Update Business Strategies
               99.2 - Cautionary Statement for Purposes of the "Safe Harbor"
                    Provisions of the Private Securities Litigation Reform Act of 1995

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

 To the Shareholders and Board of Directors of Vectren Corporation:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in Vectren Corporation's annual report to shareholders included in this Form 10-K, and have issued our report thereon dated January 24, 2002. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14(a)(2) is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements, and in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                           /s/ Arthur Andersen LLP
                                            Arthur Andersen LLP

Indianapolis, Indiana,
January 24, 2001.

                                                                    SCHEDULE II
                      Vectren Corporation and Subsidiaries
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Column A                                 Column B        Column C       Column D    Column E
----------------------------------------------------------------------------------------------
                                                        Additions
                                                    -----------------
                                        Balance at  Charged   Charged   Deductions  Balance at
                                        Beginning     to      to Other     from       End of
Description                              Of Year    Expenses  Accounts Reserves, Net   Year
----------------------------------------------------------------------------------------------
(In millions)

VALUATION AND QUALIFYING ACCOUNTS:
Year 2001 - Accumulated provision for
            uncollectible accounts        $ 5.7     $ 17.3     $   -      $ 17.1      $ 5.9

Year 2000 - Accumulated provision for
            uncollectible accounts        $ 3.9      $ 7.7     $ 0.5       $ 6.4      $ 5.7

Year 1999 - Accumulated provision for
            uncollectible accounts        $ 3.9      $ 4.0     $   -       $ 4.0      $ 3.9

OTHER RESERVES:

Year 2001 - Reserve for merger and
            integration charges           $ 1.8      $   -     $   -       $ 1.4      $ 0.4

Year 2000 - Reserve for merger and
            integration charges           $   -      $ 27.2    $   -      $ 25.4      $ 1.8

Year 2001 - Reserve for restructuring
            costs                         $   -      $ 11.9    $   -       $ 6.8      $ 5.1

Year 2001 - Reserve for injuries
            and damages                   $ 1.8      $  2.9    $   -       $ 3.0      $ 1.7

Year 2000 - Reserve for injuries
            and damages                   $ 1.5      $  0.9    $   -       $ 0.6      $ 1.8

Year 1999 - Reserve for injuries
            and damages                  $ 1.3       $  0.6    $   -       $ 0.4      $ 1.5


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         VECTREN CORPORATION


Dated March 28, 2002
                                         /S/ Niel C. Ellerbrook
                                         Niel C. Ellerbrook, Chairman and Chief
                                         Executive Officer, Director

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in capacities and on the dates indicated.

         Signature                        Title                        Date

  /S/ Niel C. Ellerbrook         Chairman & Chief Executive      March 28, 2002
-------------------------------  Officer, Director (Principal    --------------
    Niel C. Ellerbrook           Executive Officer)


  /S/ Jerome A. Benkert, Jr.     Executive Vice President,       March 28, 2002
-------------------------------  Chief Financial Officer, &      --------------
   Jerome A. Benkert, Jr.        Treasurer (Principal Financial
                                 Officer)


  /S/ M. Susan Hardwick          Vice President & Controller     March 28, 2002
------------------------------   (Principal Accounting Officer)  ---------------
    M. Susan Hardwick


  /S/ John M. Dunn               Director                        March 28, 2002
------------------------------                                   --------------
   John M. Dunn


  /S/ John D. Engelbrecht        Director                        March 28, 2002
------------------------------                                   --------------
   John D. Engelbrecht


  /S/ Lawrence A. Ferger         Director                        March 28, 2002
------------------------------                                   --------------
    Lawrence A. Ferger


  /S/ Anton H. George            Director                        March 28, 2002
------------------------------                                   --------------
   Anton H. George

  /S/ Andrew E. Goebel          Director                         March 28, 2002
------------------------------                                   --------------
   Andrew E. Goebel


  /S/ Robert L. Koch II         Director                         March 28, 2002
------------------------------                                   --------------
    Robert L. Koch II


  /S/ William G. Mays           Director                         March 28, 2002
------------------------------                                   --------------
    William G. Mays


 /S/ J. Timothy McGinley        Director                         March 28, 2002
------------------------------                                   --------------
  J. Timothy McGinley


  /S/ Richard P. Rechter        Director                         March 28, 2002
------------------------------                                   --------------
    Richard P. Rechter


  /S/ Ronald G. Reherman        Director                         March 28, 2002
------------------------------                                   --------------
   Ronald G. Reherman


  /S/ Richard W. Shymanski      Director                         March 28, 2002
------------------------------                                   --------------
    Richard W. Shymanski


  /S/ Jean L.Wojtowicz          Director                         March 28, 2002
------------------------------                                   --------------
    Jean L.Wojtowicz

                                INDEX TO EXHIBITS

2.  Plan Of Acquisition, Reorganization, Arrangement, Liquidation Or Succession

2.1 Agreement and Plan of Merger dated as of June 11,1999 among Indiana Energy, Inc., SIGCORP, Inc. and Vectren Corporation (the "Merger Agreement "). (Filed and designated in Form S-4 to (No. 333-90763) filed on November 12, 1999, File No. 1-15467, as Exhibit 2.)

2.2 Amendment No.1 to the Merger Agreement dated December 14, 1999 (Filed and designated in Current Report on Form 8-K filed December 16, 1999, File No. 1-09091, as Exhibit 2.)

2.3 Asset Purchase Agreement dated December 14,1999 between Indiana Energy, Inc. and The Dayton Power and Light Company and Number-3CHK with a commitment letter for a 364-Day Credit Facility dated December 16,1999. (Filed and designated in Current Report on Form 8-K dated December 28, 1999, File No. 1-9091, as Exhibit 2 and 99.1.)

3. Articles Of Incorporation And By-Laws

3.1 Amended and Restated Articles of Incorporation of Vectren Corporation effective March 31, 2000. (Filed and designated in Current Report on Form 8-K filed April 14, 2000, File No. 1-15467, as Exhibit 4.1.)

3.2 Code of By-Laws of Vectren Corporation. (Filed and designated in Form S-3 (No. 333-5390), filed January 19, 2001, File No. 1-15467, as Exhibit 4.2.)

3.3 Shareholders Rights Agreement dated as of October 21, 1999 between Vectren Corporation and Equiserve Trust Company, N.A., as Rights Agent. (Filed and designated in Form S-4 (No. 333-90763), filed November 12. 1999, File No. 1-15467, as Exhibit 4.)

4. Instruments Defining The Rights Of Security Holders, Including Indentures

4.1 Mortgage and Deed of Trust dated as of April 1, 1932 between Southern Indiana Gas and Electric Company and Bankers Trust Company, as Trustee, and Supplemental Indentures thereto dated August 31, 1936, October 1, 1937, March 22, 1939, July 1, 1948, June 1, 1949, October 1, 1949, January 1,
     1951, April 1, 1954, March 1, 1957, October 1, 1965, September 1, 1966,
     August 1, 1968, May 1, 1970, August 1, 1971, April 1, 1972, October 1,
     1973, April 1, 1975, January 15, 1977, April 1, 1978, June 4, 1981, January
     20, 1983, November 1, 1983, March 1, 1984, June 1, 1984, November 1, 1984,
     July 1, 1985, November 1, 1985, June 1, 1986. (Filed and designated in Registration No. 2-2536 as Exhibits B-1 and B-2; in Post-effective Amendment No. 1 to Registration No. 2-62032 as Exhibit (b)(4)(ii), in Registration No. 2-88923 as Exhibit 4(b)(2), in Form 8-K, File No. 1-3553, dated June 1, 1984 as Exhibit (4), File No. 1-3553, dated March 24, 1986 as
     Exhibit 4-A, in Form 8-K, File No. 1-3553, dated June 3, 1986 as Exhibit
     (4).) July 1, 1985 and November 1, 1985 (Filed and designated in Form 10-K, for the fiscal year 1985, File No. 1-3553, as Exhibit 4-A.) November 15, 1986 and January 15, 1987. (Filed and designated in Form 10-K, for the fiscal year 1986, File No. 1-3553, as Exhibit 4-A.) December 15, 1987. (Filed and designated in Form 10-K, for the fiscal year 1987, File No. 1-3553, as Exhibit 4-A.) December 13, 1990. (Filed and designated in Form 10-K, for the fiscal year 1990, File No. 1-3553, as Exhibit 4-A.) April 1, 1993. (Filed and designated in Form 8-K, dated April 13, 1993, File No. 1-3553, as Exhibit 4.) June 1, 1993 (Filed and designated in Form 8-K, dated June 14, 1993, File No. 1-3553, as Exhibit 4.) May 1, 1993. (Filed and designated in Form 10-K, for the fiscal year 1993, File No. 1-3553, as
     Exhibit 4(a).) July 1, 1999. (Filed and designated in Form 10-Q, dated August 16, 1999, File No. 1-3553, as Exhibit 4(a).) March 1, 2000. (Filed herewith.)

4.2 Indenture dated February 1, 1991, between Indiana Gas and U.S. Bank Trust National Association (formerly know as First Trust National Association, which was formerly know as Bank of America Illinois, which was formerly know as Continental Bank, National Association. Inc.'s. (Filed and designated in Current Report on Form 8-K filed February 15, 1991, File No. 1-6494.); First Supplemental Indenture thereto dated as of February 15, 1991. (Filed and designated in Current Report on Form 8-K filed February 15, 1991, File No. 1-6494, as Exhibit 4(b).); Second Supplemental Indenture thereto dated as of September 15, 1991, (Filed and designated in Current Report on Form 8-K filed September 25, 1991, File No. 1-6494, as Exhibit 4(b).); Third supplemental Indenture thereto dated as of September 15, 1991 (Filed and designated in Current Report on Form 8-K filed September 25, 1991, File No. 1-6494, as Exhibit 4(c).); Fourth Supplemental Indenture thereto dated as of December 2, 1992, (Filed and designated in Current Report on Form 8-K filed December 8, 1992, File No. 1-6494, as Exhibit 4(b).); Fifth Supplemental Indenture thereto dated as of December 28, 2000, (Filed and designated in Current Report on Form 8-K filed December 27, 2000, File No. 1-6494, as Exhibit 4.)

4.3 $350.0 million Credit Agreement arranged by Banc One Capital Markets, Inc. dated as of June 28, 2001 among Vectren Utility Holdings, Inc., as borrower; Indiana Gas Company, Inc. as guarantor; Southern Indiana Gas and Electric Company, as guarantor; Vectren Energy Delivery of Ohio, Inc., as guarantor; and Lenders: Banc One, NA, as Agent; Firstar Bank, N.A., as Co-Syndication Agent; ABN AMRO Bank, N.V., as Co-Syndication Agent; The Bank of New York, as Co-Documentation Agent; The Industrial Bank of Japan, Limited, as Co-Documentation Agent; the Fuji Bank, Limited, as Co-Documentation Agent; and National City Bank of Indiana, as Co-Agent. (Filed and designated on Form 10-K for the year ended December 31, 2001, File No. 1-16739, as Exhibit 4.3.)

4.4 Indenture dated October 19, 2001, between Vectren Utility Holdings, Inc., Indiana Gas Company, Inc., Southern Indiana Gas and Electric Company, Vectren Energy Delivery of Ohio, Inc., and U.S. Bank Trust National Association. (Filed and designated in Form 8-K, dated October 19, 2001, File No. 1-16739, as Exhibit 4.1); First Supplemental Indenture, dated October 19, 2001, between Vectren Utility Holdings, Inc., Indiana Gas Company, Inc., Southern Indiana Gas and Electric Company, Vectren Energy Delivery of Ohio, Inc., and U.S. Bank Trust National Association. (Filed and designated in Form 8-K, dated October 19, 2001, File No. 1-16739, as
     Exhibit 4.2); Second Supplemental Indenture, between Vectren Utility Holdings, Inc., Indiana Gas Company, Inc., Southern Indiana Gas and Electric Company, Vectren Energy Delivery of Ohio, Inc., and U.S. Bank Trust National Association. (Filed and designated in Form 8-K, dated November 29, 2001, File No. 1-16739, as Exhibit 4.1).

9. Voting Trust Agreement

Not applicable.

10. Material Contracts

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

10.12 Amendment Agreement, dated March 3, 2001, between Alcoa Power Generating Inc. and Southern Indiana Gas and Electric Company. (Filed herewith.)

10.13 Summary description of Southern Indiana Gas and Electric Company's nonqualified Supplemental Retirement Plan (Filed and designated in Form 10-K for the fiscal year 1992, File No. 1-3553, as Exhibit 10-A-17.)

10.14 Southern Indiana Gas and Electric Company 1994 Stock Option Plan (Filed and designated in Southern Indiana Gas and Electric Company's Proxy Statement dated February 22, 1994, File No. 1-3553, as Exhibit A.)

10.15 Southern Indiana Gas and Electric Company's nonqualified Supplemental Retirement Plan as amended, effective April 16, 1997. (Filed and designated in Form 10-K for the fiscal year 1997, File No. 1-3553, as Exhibit 10.29.)

10.16 Vectren Corporation Retirement Savings Plan. (Filed and designated in Form 10-Q for the quarterly period ended September 30, 2000, File No. 1-15467, as Exhibit 99.1.)

10.17 Vectren Corporation Combined Non-Bargaining Retirement Plan. (Filed and designated in Form 10-Q for the quarterly period ended September 30, 2000, File No. 1-15467, as Exhibit 99.2.)

10.18 Indiana Energy, Inc. Unfunded Supplemental Retirement Plan for a Select Group of Management Employees as amended and restated effective December 1, 1998. (Filed and designated in Form 10-Q for the quarterly period ended December 31, 1998, File No. 1-9091, as Exhibit 10-G.)

10.19 Indiana Energy, Inc. Nonqualified Deferred Compensation Plan effective January 1, 1999. (Filed and designated in Form 10-Q for the quarterly period ended December 31, 1998, File No. 1-9091, as Exhibit 10-H.)

10.20 Formation Agreement among Indiana Energy, Inc., Indiana Gas Company, Inc., IGC Energy, Inc., Indiana Energy Services, Inc., Citizens Gas & Coke Utility, Citizens Energy Services Corporation and ProLiance Energy, LLC, effective March 15, 1996. (Filed and designated in Form 10-Q for the quarterly period ended March 31, 1996, File No. 1-9091, as Exhibit 10-C.)

10.21 Gas Sales and Portfolio Administration Agreement between Indiana Gas Company, Inc. and ProLiance Energy, LLC, effective March 15, 1996, for services to begin April 1, 1996. (Filed and designated in Form 10-Q for the quarterly period ended March 31, 1996, File No. 1-6494, as Exhibit 10-C.)

10.22 Amended appendices to the Gas Sales and Portfolio Administration Agreement between Indiana Gas Company, Inc. and ProLiance Energy, LLC effective November 1, 1998. (Filed and designated in Form 10-Q for the quarterly period ended March 31, 1999, File No. 1-6494, as Exhibit 10-A.)

10.23 Amended appendices to the Gas Sales and Portfolio Administration Agreement between Indiana Gas Company, Inc. and ProLiance Energy, LLC effective November 1, 1999. (Filed and designated in Form 10-K for the fiscal year ended September 30, 1999, File No. 1-6494, as Exhibit 10-V.)

10.24 Gas Sales and Portfolio Administration Agreement between Vectren Energy Delivery of Ohio and ProLiance Energy, LLC, effective October 31, 2000, for services to begin November 1, 2000. (Filed herewith.)

10.25 Indiana Energy, Inc. Executive Restricted Stock Plan as amended and restated effective October 1, 1998. (Filed and designated in Form 10-K for the fiscal year ended September 30, 1998, File No. 1-9091, as Exhibit 10-O.)

10.26 Amendment to Indiana Energy, Inc. Executive Restricted Stock Plan effective December 1, 1998. (Filed and designated in Form 10-Q for the quarterly period ended December 31, 1998, File No. 1-9091, as Exhibit 10-I.)

10.27 Indiana Energy, Inc. Director's Restricted Stock Plan as amended and restated effective May 1, 1997. (Filed and designated in Form 10-Q for the quarterly period ended June 30, 1997, File No. 1-9091, as Exhibit 10-B.)

10.28 First Amendment to Indiana Energy, Inc. Directors' Restricted Stock Plan, effective December 1, 1998. (Filed and designated in Form 10-Q for the quarterly period ended December 31, 1998, File No. 1-9091, as Exhibit 10-J.)

10.29 Second Amendment to Indiana Energy, Inc. Directors Restricted Stock Plan, renamed the Vectren Corporation Directors Restricted Stock Plan effective October 1, 2000. (Filed and designated in Form 10-K for the year ended December 31, 2000, File No. 1-15467, as Exhibit 10-34.)

10.30 Third Amendment to Indiana Energy, Inc. Directors Restricted Stock Plan, renamed the Vectren Corporation Directors Restricted Stock Plan effective March 28, 2001. (Filed and designated in Form 10-K for the year ended December 31, 2000, File No. 1-15467, as Exhibit 10-35.)

10.31 Vectren Corporation At Risk Compensation Plan effective May 1, 2001. (Filed and designated in Vectren Corporation's Proxy Statement dated March 16, 2001, File No. 1-15467, as Appendix B.)

10.32 Vectren Corporation Non-Qualified Deferred Compensation Plan, as amended and restated effective January 1, 2001. (Filed herewith.)

10.33 Vectren Corporation Employment Agreement between Vectren Corporation and Niel C. Ellerbrook dated as of March 31, 2000. (Filed and designated in Form 10-Q for the quarterly period ended June 30, 2000, File No. 1-15467, as Exhibit 99.1.)

10.34 Vectren Corporation Employment Agreement between Vectren Corporation and Andrew E. Goebel dated as of March 31, 2000(Filed and designated in Form 10-Q for the quarterly period ended June 30, 2000, File No. 1-15467, as
     Exhibit 99.2.)

10.35 Vectren Corporation Employment Agreement between Vectren Corporation and Jerome A. Benkert, Jr. dated as of March 31, 2000. (Filed and designated in Form 10-Q for the quarterly period ended June 30, 2000, File No. 1-15467, as Exhibit 99.3.)

10.36 Vectren Corporation Employment Agreement between Vectren Corporation and Carl L. Chapman dated as of March 31, 2000. (Filed and designated in Form 10-Q for the quarterly period ended June 30, 2000, File No. 1-15467, as
     Exhibit 99.4.)

10.37 Vectren Corporation Employment Agreement between Vectren Corporation and Ronald E. Christian dated as of March 31, 2000. (Filed and designated in Form 10-Q for the quarterly period ended June 30, 2000, File No. 1-15467, as Exhibit 99.5.)

10.38 Vectren Corporation Employment Agreement between Vectren Corporation and Timothy M. Hewitt dated as of March 31, 2000. (Filed and designated in Form 10-Q for the quarterly period ended June 30, 2000, File No. 1-15467, as
     Exhibit 99.6.)

10.39 Vectren Corporation Retirement Agreement between Vectren Corporation and Timothy M. Hewitt dated as of May 31, 2001. (Filed herewith.)

10.40 Vectren Corporation Employment Agreement between Vectren Corporation and
     J. Gordon Hurst dated as of March 31, 2000. (Filed and designated in Form 10-Q for the quarterly period ended June 30, 2000, File No. 1-15467, as
     Exhibit 99.7.)

10.41 Vectren Corporation Retirement Agreement between Vectren Corporation and
     J. Gordon Hurst dated as of May 31, 2001. (Filed herewith.)

10.42 Vectren Corporation Employment Agreement between Vectren Corporation and Richard G. Lynch dated as of March 31, 2000. (Filed and designated in Form 10-Q for the quarterly period ended June 30, 2000, File No. 1-15467, as
     Exhibit 99.8.)

10.43 Vectren Corporation Employment Agreement between Vectren Corporation and William S. Doty dated as of April 30, 2001. (Filed herewith.)

10.44 Vectren Corporation Retirement Agreement between Vectren Corporation and Thomas J. Zabor dated as of May 31, 2001. (Filed herewith.)

11. Statement Re Computation Of Per Share Earnings

Not applicable.

12. Statements Re Computation Of Ratios

Not applicable.

13. Annual Report To Security Holders, Form 10-Q Or Quarterly Report To Security Holders

Not applicable.

16. Letter Re Change In Certifying Accountant

Not applicable.

18. Letter Re Change In Accounting Principles

Not applicable.

21. Subsidiaries Of The Company

The list of the Company's significant subsidiaries is attached hereto as Exhibit 21.1.

22. Published Report Regarding Matters Submitted To Vote Of Security Holders

Not applicable.

23. Consents Of Experts And Counsel

The consent of Arthur Andersen LLP is attached hereto as Exhibit 23.1.

24. Power Of Attorney

Not applicable.

99. Additional Exhibits

99.1 Current Report on Form 8-K, regarding replacement of the Company's independent auditors, dated March 22, 2002 (Filed herewith.)

99.2 Letter regarding audit quality representation of Arthur Andersen LLP (Filed herewith).

                               Vectren Corporation
                                 2001 Form 10-K
                                Attached Exhibits

The following Exhibits are attached hereto. See Page 85 of this Annual Report on Form 10-K for a complete list of exhibits.

Exhibit
Number    Document
 4.1 Supplemental Indenture to Mortgage and Deed of Trust dated March 1, 2000 between Southern Indiana Gas and Electric Company and Bankers Trust Company, as Trustee.

10.12 Amendment Agreement between Alcoa Power Generating Inc. and Southern Indiana Gas and Electric Company

10.24 Gas Sales and Portfolio Administration Agreement between Vectren Energy Delivery of Ohio and ProLiance Energy, LLC, effective October 31, 2000, for services to begin November 1, 2000.

10.32 Vectren Corporation Non-Qualified Deferred Compensation Plan, as amended and restated effective January 1, 2001.

10.39 Vectren Corporation Retirement Agreement between Vectren Corporation and Timothy M. Hewitt

10.41 Vectren Corporation Retirement Agreement between Vectren Corporation and J. Gordon Hurst

10.43 Vectren Corporation Employment Agreement between Vectren Corporation and William S. Doty

10.44 Vectren Corporation Retirement Agreement between Vectren Corporation and Thomas J. Zabor dated as of May 31, 2001. (Filed herewith.)

21.1      Subsidiaries of the Company

23.1      Consent of Independent Public Accountants

99.1 Current Report on Form 8-K, regarding the replacement of the Company's independent auditors, dated March 22, 2002.

99.2      Letter regarding audit quality representation of Arthur Andersen LLP