Form 10-Q
period 2002-03-31
VECTREN CORP
filed 2002-05-15
CIK 1096385

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                                    -----------------  -----------------

Commission file number 1-15467


                               VECTREN CORPORATION
             (Exact name of registrant as specified in its charter)

                 INDIANA                               35-2086905
------------------------------------------   -----------------------------
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                Identification No.)

                20 N.W. Fourth Street, Evansville, Indiana 47708
              ----------------------------------------------------
              (Address of principal executive offices and Zip Code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common Stock - Without par value         67,729,661           May 1, 2002
------------------------------------    ------------------   -----------------
               Class                     Number of shares           Date

                                Table of Contents


Item                                                                   Page
Number                                                                 Number
                          PART I. FINANCIAL INFORMATION
  1    Financial Statements (Unaudited)
       Vectren Corporation and Subsidiary Companies
          Consolidated Condensed Balance Sheets                         1-2
          Consolidated Condensed Statements of Income                    3
          Consolidated Condensed Statements of Cash Flows                4
       Notes to Unaudited Consolidated Condensed
       Financial Statements                                             5-13
  2    Management's Discussion and Analysis of Results of              14-28
       Operations and Financial Condition
  3    Quantitative and Qualitative Disclosures About
       Market Risk                                                     29-30

                           PART II. OTHER INFORMATION
  1    Legal Proceedings                                                 31
  6    Exhibits and Reports on Form 8-K                                  31
       Signatures                                                        32


                                   Definitions
As discussed in this Form 10-Q, the abbreviations MMDth means millions of dekatherms, MMBTU means millions of British thermal units, and throughput means combined gas sales and gas transportation volumes.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                  VECTREN CORPORATION AND SUBSIDIARY COMPANIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Unaudited - In millions)


                                                         March 31,  December 31,
                                                            2002         2001
                                                         ---------   ---------
                               ASSETS
Current Assets
   Cash & cash equivalents                               $    20.4   $    27.2
   Accounts receivable-less reserves of $8.5 &
       $5.9, respectively                                    222.0       213.8
   Accrued unbilled revenues                                  72.8        78.4
   Inventories                                                53.2        71.4
   Recoverable fuel & natural gas costs                       55.2        76.5
   Prepayments & other current assets                         45.3       103.4
                                                          --------    --------
       Total current assets                                  468.9       570.7
                                                          --------    --------
Utility Plant
  Original cost                                            2,927.6     2,903.2
  Less:  accumulated depreciation & amortization           1,326.3     1,308.2
                                                          --------    --------
       Net utility plant                                   1,601.3     1,595.0
                                                          --------    --------
Investments in unconsolidated affiliates                     129.3       127.7
Other investments                                            100.8       100.3
Non-utility property-net                                     191.6       181.7
Goodwill-net                                                 199.2       199.2
Regulatory assets                                             58.4        61.4
Other assets                                                  27.3        20.8
                                                          --------    --------
TOTAL ASSETS                                             $ 2,776.8   $ 2,856.8
                                                          ========    ========


The accompanying notes are an integral part of these consolidated condensed financial statements.

                  VECTREN CORPORATION AND SUBSIDIARY COMPANIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Unaudited - In millions)

                                                         March 31,  December 31,
                                                            2002       2001
                                                         ---------   ---------
         LIABILITIES & SHAREHOLDERS' EQUITY

Current Liabilities
   Accounts payable                                      $   108.5   $   144.4
   Accounts payable to affiliated companies                   47.2        37.2
   Accrued liabilities                                       144.9       101.4
   Short-term borrowings                                     260.3       381.7
   Long-term debt subject to tender                           11.5        11.5
   Current maturities of long-term debt                        1.3         1.3
                                                          --------    --------
       Total current liabilities                             573.7       677.5
                                                          --------    --------

Deferred Income Taxes & Other Liabilities
   Deferred income taxes                                     202.9       206.7
   Deferred credits & other liabilities                      111.4       108.1
                                                          --------    --------
       Total deferred income taxes & other liabilities       314.3       314.8
                                                          --------    --------
Commitments & Contingencies (Notes 6-8)

Minority Interest in Subsidiary                                1.2         1.4

Capitalization
   Long-term debt-net of current maturities and
       debt subject to tender                              1,012.8     1,014.0

   Cumulative redeemable preferred stock of
    subsidiary                                                 0.3         0.5

   Common shareholders' equity
       Common stock (no par value) - issued &
           outstanding 67.7 and 67.7, respectively           346.6       346.1
       Retained earnings                                     526.0       498.3
       Accumulated other comprehensive income                  1.9         4.2
                                                          --------    --------
           Total common shareholders' equity                 874.5       848.6
                                                          --------    --------
           Total capitalization                            1,887.6     1,863.1
                                                          --------    --------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                 $ 2,776.8   $ 2,856.8
                                                          ========    ========

The accompanying notes are an integral part of these consolidated condensed financial statements.

                  VECTREN CORPORATION AND SUBSIDIARY COMPANIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                (Unaudited - In millions, except per share data)


                                                             Three Months
                                                            Ended March 31,
                                                         ----------------------
                                                           2002          2001
                                                         --------      --------
OPERATING REVENUES
   Gas utility                                           $  357.1      $  523.7
   Electric utility                                         126.8          88.2
   Energy services & other                                  151.3         272.0
                                                          -------       -------
       Total operating revenues                             635.2         883.9
                                                          -------       -------
OPERATING EXPENSES
   Cost of gas sold                                         230.0         404.1
   Fuel for electric generation                              17.8          18.0
   Purchased electric energy                                 59.8          13.2
   Cost of energy services & other                          139.4         261.8
   Other operating                                           56.6          61.4
   Merger & integration costs                                 -             1.0
   Depreciation & amortization                               29.1          31.4
   Taxes other than income taxes                             18.3          19.5
                                                          -------       -------
       Total operating expenses                             551.0         810.4
                                                          -------       -------
OPERATING INCOME                                             84.2          73.5
OTHER INCOME
   Equity in earnings of unconsolidated
    affiliates                                                2.3           5.9
   Other - net                                                1.4           2.9
                                                          -------       -------
       Total other income                                     3.7           8.8
                                                          -------       -------
Interest expense                                             19.8          22.8
                                                          -------       -------
INCOME BEFORE INCOME TAXES                                   68.1          59.5
                                                          -------       -------
Income taxes                                                 22.7          18.8
Minority interest in subsidiary                              (0.2)          -
Preferred dividend requirement of subsidiary                  -             0.2
                                                          -------       -------
INCOME BEFORE CUMULATIVE EFFECT OF
 CHANGE IN ACCOUNTING PRINCIPLE                             45.6          40.5
                                                          -------       -------
Cumulative effect of change in accounting
 principle - net of tax                                       -             3.9
                                                          -------       -------
NET INCOME                                               $   45.6      $   44.4
                                                          =======       =======
AVERAGE COMMON SHARES OUTSTANDING                            67.5          65.6
DILUTED COMMON SHARES OUTSTANDING                            67.8          65.8

EARNINGS PER SHARE OF COMMON STOCK:
BASIC
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE
   IN ACCOUNTING PRINCIPLE                               $    0.68     $   0.62
Cumulative effect of change in accounting
 principle - net of tax                                       -            0.06
                                                           -------       -------
BASIC EARNINGS PER SHARE OF COMMON STOCK                 $    0.68     $   0.68
                                                           =======       =======

DILUTED
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE                                $    0.67     $   0.61
Cumulative effect of change in accounting
 principle - net of tax                                       -            0.06
                                                           -------      -------
DILUTED EARNINGS PER SHARE OF COMMON STOCK               $    0.67     $   0.67
                                                           =======      =======

The accompanying notes are an integral part of these consolidated condensed financial statements.

                  VECTREN CORPORATION AND SUBSIDIARY COMPANIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (Unaudited - In millions)

                                                                Three Months
                                                               Ended March 31,
                                                              -----------------
                                                                2002      2001
                                                              -------   -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                  $  45.6   $  44.4
  Adjustments to reconcile net income to cash from
       operating activities:
     Depreciation & amortization                                 29.1      31.4
     Deferred income taxes & investment tax credits               0.9      13.3
     Equity in earnings of unconsolidated affiliates             (2.3)     (5.9)
     Net unrealized loss (gain) on derivative
        instruments, including cumulative effect of
        change in accounting principle                            3.0     (11.8)
     Other non-cash charges- net                                  5.5       2.9
     Changes in assets and liabilities:
        Accounts receivable & accrued unbilled revenue           (7.6)     10.2
        Inventories                                              18.2      62.9
        Recoverable fuel & natural gas costs                     21.3     (15.1)
        Prepayments & other current assets                       64.8      37.9
        Regulatory assets                                         2.6       8.6
        Accounts payable, including to affiliated
          companies                                             (25.9)   (115.6)
        Accrued liabilities                                      29.7      13.5
        Other noncurrent assets & liabilities                    (7.0)     (0.2)
                                                               ------    ------
     Total adjustments                                          132.3      32.1
                                                               ------    ------
        Net cash flows from operating activities                177.9      76.5
                                                               ------    ------
CASH FLOWS (REQUIRED FOR) FINANCING ACTIVITIES
  Proceeds from:
     Issuance of common stock - net of issuance costs             -       129.4
  Requirements for:
     Dividends on common stock                                  (17.9)    (17.2)
     Dividends on preferred stock of subsidiary                    -       (0.2)
     Retirement of long-term debt                                (1.3)     (7.2)
     Redemption of preferred stock of subsidiary                 (0.2)     (0.2)
  Net change in short-term borrowings                          (121.4)   (120.4)
  Proceeds from exercise of stock options & other                 0.5       0.2
                                                               ------    ------
        Net cash flows (required for) financing
          activities                                           (140.3)    (15.6)
                                                               ------    ------
CASH FLOWS (REQUIRED FOR) INVESTING ACTIVITIES
  Proceeds from:
     Unconsolidated affiliate distributions                       0.3       -
     Notes receivable & other collections                         0.6       -
  Requirements for:
     Capital expenditures                                       (42.2)    (46.2)
     Unconsolidated affiliate investments                        (3.0)     (4.4)
     Notes receivable & other investments                        (0.1)     (2.4)
                                                               ------    ------
        Net cash flows (required for) investing
          activities                                            (44.4)    (53.0)
                                                               ------    ------
Net (decrease) increase in cash & cash equivalents               (6.8)      7.9
Cash & cash equivalents at beginning of period                   27.2      15.2
                                                               ------    ------
Cash & cash equivalents at end of period                      $  20.4   $  23.1
                                                               ======    ======

The accompanying notes are an integral part of these consolidated condensed financial statements.

                  VECTREN CORPORATION AND SUBSIDIARY COMPANIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   Organization and Nature of Operations

Vectren Corporation (the Company or Vectren), an Indiana corporation, is an energy and applied technology holding company headquartered in Evansville, Indiana. The Company was organized on June 10, 1999 solely for the purpose of effecting the merger of Indiana Energy, Inc. (Indiana Energy) and SIGCORP, Inc. (SIGCORP). On March 31, 2000, the merger of Indiana Energy with SIGCORP and into Vectren was consummated with a tax-free exchange of shares and has been accounted for as a pooling-of-interests in accordance with Accounting Principles Board (APB) Opinion No. 16 "Business Combinations."

Vectren is a public utility holding company, whose wholly owned subsidiary, Vectren Utility Holdings, Inc. (VUHI), is the intermediate holding company for the Company's three operating public utilities: Indiana Gas Company, Inc. (Indiana Gas), formerly a wholly owned subsidiary of Indiana Energy, Southern Indiana Gas and Electric Company (SIGECO), formerly a wholly owned subsidiary of SIGCORP, and the Ohio operations. Indiana Gas provides natural gas distribution and transportation services to a diversified customer base in 311 communities in 49 of Indiana's 92 counties. SIGECO provides electric generation, transmission, and distribution services to Evansville, Indiana, and 74 other communities in 8 counties in southwestern Indiana and participates in the wholesale power market. SIGECO also provides natural gas distribution and transportation services to Evansville, Indiana, and 64 communities in 10 counties in southwestern Indiana. The Ohio operations, owned as a tenancy in common by Vectren Energy Delivery of Ohio, Inc., a wholly owned subsidiary, (53 % ownership) and Indiana Gas (47 % ownership), provide natural gas distribution and transportation services to Dayton, Ohio, and 87 other communities in 17 counties in west central Ohio. The Ohio operations were acquired from the Dayton Power & Light Company on October 31, 2000. Both Vectren and VUHI are exempt from registration pursuant to Section 3(a)(1) and 3(c) of the Public Utility Holding Company Act of 1935.

The Company is also involved in nonregulated activities in four primary business areas: Energy Marketing and Services, Coal Mining, Utility Infrastructure Services, and Broadband. Energy Marketing and Services markets natural gas and provides energy management, including energy performance contracting services. Coal Mining mines and sells coal to the Company's utility operations and to other parties and generates Internal Revenue Service (IRS) Code Section 29 investment tax credits relating to the production of coal-based synthetic fuels. Utility Infrastructure Services provides underground construction and repair, facilities locating, and meter reading services. Broadband invests in broadband communication services such as analog and digital cable television, high-speed Internet and data services, and advanced local and long distance phone services. In addition, the nonregulated group has investments in other businesses that invest in energy-related opportunities and provides utility services, municipal broadband consulting, retail, and real estate and leveraged lease investments.

2.   Basis of Presentation

The interim consolidated condensed financial statements included in this report have been prepared by the Company, without audit, as provided in the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted as provided in such rules and regulations. The Company believes that the information in this report reflects all adjustments necessary to fairly state the results of the interim periods reported. These consolidated condensed financial statements and related notes should be read in conjunction with the Company's audited annual consolidated financial statements for the year ended December 31, 2001, filed on Form 10-K. Because of the seasonal nature of the Company's utility operations, the results shown on a quarterly basis are not necessarily indicative of annual results.

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

3.   Impact of Recently Issued Accounting Guidance

SFAS 142
In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). The Company adopted the provisions of SFAS 142, as required on January 1, 2002. SFAS 142 changed the accounting for goodwill from an amortization approach to an impairment-only approach. Thus, amortization of goodwill that is not included as an allowable cost for rate-making purposes ceased upon adoption of the statement. This includes goodwill recorded in past business combinations, such as the Company's acquisition of the Ohio operations. Goodwill is to be tested for impairment at a reporting unit level at least annually.

SFAS 142 also requires the initial impairment review of all goodwill within six months of the adoption date. The impairment review consists of a comparison of the fair value of a reporting unit to its carrying amount. If the fair value of a reporting unit is less than its carrying amount, an impairment loss would be recognized. Results of the initial impairment review are to be treated as a change in accounting principle in accordance with APB Opinion No. 20 "Accounting Changes." An impairment loss recognized as a result of an impairment test occurring after the initial impairment review is to be reported as a part of operations. SFAS 142 also changed certain aspects of accounting for intangible assets; however, the Company does not have any significant intangible assets.

As required by SFAS 142, amortization of goodwill relating to the acquisition of the Ohio operations, which approximates $5.0 million per year, ceased on January 1, 2002. Initial impairment reviews to be performed within six months of adoption of SFAS 142 have not been completed, but no impairment is expected.

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

This new accounting model retains the framework of SFAS 121 and requires that those impaired long-lived assets and long-lived assets to be disposed of be measured at the lower of carrying amount or fair value (less cost to sell for assets to be disposed of), whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations are no longer measured at net realizable value or include amounts for operating losses that have not yet occurred.

SFAS 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction.

The adoption of SFAS 144 on January 1, 2002 did not materially impact operations.

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

4.   Earnings Per Share

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share assumes the conversion of stock options into common shares and the lifting of restrictions on issued restricted shares using the treasury stock method to the extent the effect would be dilutive. The following table illustrates the basic and dilutive earnings per share calculations for the three months ended March 31, 2002 and 2001:

                                      2002                      2001
                            -----------------------   -----------------------
                                              Per                       Per
In millions, except                          Share                     Share
per share amounts           Income   Shares  Amount   Income   Shares  Amount
                            ------   ------  ------   ------   ------  ------
Basic EPS                  $  45.6    67.5  $  0.68  $  44.4    65.6  $  0.68
Effect of dilutive
  stock equivalents                    0.3                       0.2
                             -----    ----    -----    -----    ----    -----
Diluted EPS                $  45.6    67.8  $  0.67  $  44.4    65.8  $  0.67
                             =====    ====    =====    =====    ====    =====

For the three months ended March 31, 2001, options to purchase 95,400 shares of common stock at an exercise price of $24.05 were not included in the computation of dilutive earnings per share because the options' exercise price was greater than the average market price of a share of common stock during the period. For the three months ended March 31, 2002, all options were dilutive.

5.   Comprehensive Income

Comprehensive income consists of the following:
                                                              Three Months
                                                             Ended March 31,
                                                         -----------------------
In millions                                                 2002          2001
-----------                                              ---------     ---------
Net income                                                $  45.6       $  44.4
  Comprehensive loss of unconsolidated
     affiliates- net of tax                                  (2.3)         (6.6)
  Minimum pension liability adjustment
     and other- net of tax                                      -          (0.9)
                                                            -----         -----
Total comprehensive income                                $  43.3       $  36.9
                                                            =====         =====

Comprehensive income arising from unconsolidated affiliates is the Company's portion of ProLiance Energy LLC's other comprehensive income related to its use of cash flow hedges and the Company's portion of Haddington Energy Partners, LP other comprehensive income related to unrealized gains and losses of available-for-sale securities.

6.   Commitments & Contingencies

Guarantees
The Company is party to financial guarantees with off-balance sheet risk. These guarantees include debt guarantees and performance guarantees, including the debt of and performance of energy efficiency products installed by affiliated companies. The Company's most significant guarantee totaling $53.5 million relates to the Company's guarantee of Energy Systems Group, LLC's (ESG) surety bonds and performance guarantees. ESG is a two-thirds owned consolidated subsidiary. The Company is obligated for amounts due to various insurance companies for surety bonds should ESG default on obligations to complete construction, pay vendors or subcontractors, and achieve energy guarantees. Through March 31, 2002, the Company has not been called upon to satisfy any obligations pursuant to the guarantees.

Legal Proceedings
The Company is party to various legal proceedings arising in the normal course of business. In the opinion of management, there are no legal proceedings pending against the Company that are likely to have a material adverse effect on its financial position or results of operations. See Note 8 regarding environmental matters and Note 7 regarding ProLiance Energy, LLC.

7.   Unconsolidated Affiliates

ProLiance Energy, LLC
ProLiance Energy, LLC (ProLiance), a nonregulated, energy marketing affiliate of Vectren and Citizens Gas and Coke Utility (Citizens Gas), began providing natural gas and related services to Indiana Gas, Citizens Gas, and others in April 1996. ProLiance also provides services to the Ohio operations.

Integration of  SIGCORP Energy Services, LLC and ProLiance Energy, LLC
In February 2002, Vectren announced its intention to integrate the operations of its wholly owned subsidiary SIGCORP Energy Services, LLC (SES) with ProLiance. SES provides natural gas and related services to SIGECO and others. In exchange for the contribution of SES' net assets and additional cash, Vectren's allocable share of ProLiance's prospective profits and losses is expected to increase from the Company's current 52.5% profit and loss share. However, governance, including voting rights, will remain at 50% for each member. As governance of ProLiance remains equal between the members, Vectren will continue to account for its investment in ProLiance using the equity method of accounting. The financial impact of the transaction, which is expected to be completed later in 2002, is not expected to be material.

Regulatory Matters
The sale of gas and provision of other services to Indiana Gas by ProLiance is subject to regulatory review through the quarterly gas cost adjustment (GCA) process administered by the IURC. On September 12, 1997, the IURC issued a decision finding the gas supply and portfolio administration agreements between ProLiance and Indiana Gas and ProLiance and Citizens Gas to be consistent with the public interest and that ProLiance is not subject to regulation by the IURC as a public utility. The IURC's decision reflected the significant gas cost savings to customers obtained through ProLiance's services and suggested that all material provisions of the agreements between ProLiance and the utilities are reasonable. Nevertheless, with respect to the pricing of gas commodity purchased from ProLiance, the price paid by ProLiance to the utilities for the prospect of using pipeline entitlements if and when they are not required to serve the utilities' firm customers, and the pricing of fees paid by the utilities to ProLiance for portfolio administration services, the IURC concluded that additional review in the GCA process would be appropriate and directed that these matters be considered further in the pending, consolidated GCA proceeding involving Indiana Gas and Citizens Gas.

In 2001, the IURC commenced processing the GCA proceeding regarding the three pricing issues. The IURC indicated that it would consider the prospective relationship of ProLiance with the utilities in this proceeding. On April 23, 2002, Indiana Gas and Citizens Gas, together with the Office of Utility Consumer Counselor and other consumer parties entered into and filed with the IURC an agreement in principle setting forth the terms for resolution of all pending regulatory issues related to ProLiance. The parties intend to submit for IURC approval a final settlement no later than June 3, 2002. If approved by the IURC, the pending GCA proceeding will be concluded.

Indiana Gas continues to record gas costs in accordance with the terms of the ProLiance contract, and Vectren continues to record its proportional share of ProLiance's earnings. Pre-tax income of $5.4 million and $5.0 million was recognized as ProLiance's contribution to earnings for the three months ended March 31, 2002 and 2001, respectively. Earnings recognized from ProLiance are included in equity in earnings of unconsolidated affiliates. At March 31, 2002 and December 31, 2001, the Company has reserved approximately $3.7 million and $3.2 million, respectively, of ProLiance's after tax earnings pending resolution of the remaining issues. The impact to earnings should the above referenced settlement agreement be approved by the IURC is not expected be material.

Transactions with ProLiance
Purchases from ProLiance for resale and for injections into storage for the three months ended March 31, 2002 and 2001 totaled $127.8 million and $268.5 million, respectively. Amounts owed to ProLiance at March 31, 2002 and December 31, 2001 for those purchases were $45.4 million and $36.1 million, respectively, and are included in accounts payable to affiliated companies. Amounts charged by ProLiance for capacity and storage services are market based.

Utilicom Networks, LLC
Utilicom Networks, LLC (Utilicom) is a provider of bundled communication services through high capacity broadband networks, including cable television, high-speed Internet, and advanced local and long distance telephone services. The Company has a 14% interest in Class A units of Utilicom, which is accounted for using the equity method of accounting. The Company also has a minority interest in SIGECOM Holdings, Inc., which was formed by Utilicom to hold interests in SIGECOM, LLC (SIGECOM). The Company accounts for its investment in Holdings on the cost method. SIGECOM provides broadband services to the greater Evansville, Indiana, area. Utilicom also plans to provide broadband services to the greater Indianapolis, Indiana, and Dayton, Ohio, markets.

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

8.   Environmental Matters

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

The Company has initiated steps toward compliance with the revised regulations. These steps include installing Selective Catalytic Reduction (SCR) systems at Culley Generating Station Unit 3 (Culley), Warrick Generating Station Unit 4 (Warrick), and A.B. Brown Generating Station Unit 2 (A.B. Brown). SCR systems reduce flue gas NOx emissions to atmospheric nitrogen and water using ammonia in a chemical reaction. This technology is known to be the most effective method of reducing NOx emissions where high removal efficiencies are required.

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

Based on the level of system-wide emissions reductions required and the control technology utilized to achieve the reductions, the current estimated construction cost ranges from $175.0 million to $195.0 million and is expected to be expended during the 2001-2004 period. Through March 31, 2002, $30.1 million has been expended. After the equipment is installed and operational, related additional annual operation and maintenance expenses are estimated to be between $8.0 million and $10.0 million.

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

SIGECO believes it performed only maintenance, repair and replacement activities at the Culley Generating Station, as allowed under the Act. Because proper maintenance does not require permits, application of the best available control technology, notice to the USEPA, or compliance with new source performance standards, SIGECO believes that the lawsuit is without merit, and intends to vigorously defend itself. Since the filing of this lawsuit, the USEPA has voluntarily dismissed nearly half of the claims brought in its original compliant.

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

9.   Energy Marketing Activities

The Company enters into forward and option contracts in order to maximize short-term movement in electricity prices. These contracts are generally non-asset backed "buy-sell" transactions that are short-term in nature and expose the Company to limited market risk. The Company has designated these activities as "trading" activities. Commodity contracts designated as "trading" are generally settled net with the counter-party and are accounted for at market value. As of March 31, 2002, these "trading" contracts had a net liability value of $1.9 million. The Company also enters into transactions "other-than-trading" that are primarily asset-backed transactions. The net asset value of these "other-than-trading" contracts was $2.1 million at March 31, 2002.

Contracts recorded at market value are recorded as current or noncurrent assets or liabilities in the consolidated condensed balance sheets depending on their value and on when the contracts are expected to be settled. Changes in market value are recorded in purchased electric energy in the consolidated condensed statements of income. Market value is determined using quoted market prices from independent sources or other valuation techniques.

Forward sale contracts, premiums received for written options, and proceeds received from exercised options are recorded when settled as electric revenues in the consolidated condensed statements of income. Forward purchase contracts, premiums paid for purchased options, and proceeds paid for exercising options are recorded when settled in purchased electric energy in the consolidated condensed statements of income. Contracts with counter-parties subject to master netting arrangements are presented net in the consolidated condensed balance sheets.

All "trading" and "other-than-trading" contracts at March 31, 2002 totaled $11.8 million of prepayments and other current assets and $11.6 million of accrued liabilities, compared to $5.1 million of prepayments and other current assets and $1.9 million of accrued liabilities at December 31, 2001. The change in the net value of "trading" and "other-than-trading" contracts to $0.2 million from $3.2 million resulted in an unrealized loss of $3.0 million for the three months ended March 31, 2002.

10.  Segment Reporting

The Company had four operating segments during the three months ended March 31, 2002: (1) Gas Utility Services, (2) Electric Utility Services, (3) Nonregulated Operations, and (4) Corporate and Other. The Gas Utility Services segment provides natural gas distribution and transportation services in nearly two-thirds of Indiana and west central Ohio. The Electric Utility Services segment provides electricity to primarily southwestern Indiana. The Nonregulated Operations segment is comprised of various subsidiaries and affiliates offering and investing in energy marketing and services, coal mining, utility infrastructure services, and broadband communications among other energy-related opportunities. The Corporate and Other segment provides general and administrative support and assets, including computer hardware and software, to the Company's other operating segments. Data for the three months ended March 31, 2001 has been restated to conform to the current year presentation. The following tables provide information about business segments.

                                                           Three Months
                                                           Ended March 31,
                                                        --------------------
In millions                                                2002       2001
-----------                                             --------    --------
Operating Revenues
  Gas Utility Services                                  $  357.1    $  523.7
  Electric Utility Services                                126.8        88.2
  Nonregulated Operations                                  165.3       283.6
  Corporate & Other                                          5.7         8.9
  Intersegment Eliminations                                (19.7)      (20.5)
                                                          ------      ------
      Total operating revenues                          $  635.2    $  883.9
                                                          ======      ======

Net Income
  Gas Utility Services                                  $   32.9    $   18.8
  Electric Utility Services                                  7.7        16.9
  Nonregulated Operations                                    5.0         7.5
  Corporate & Other                                          -           1.2
                                                          ------      ------
      Net income                                        $   45.6    $   44.4
                                                          ======      ======


                                                       March 31,  December 31,
                                                          2002        2001
                                                        --------    --------
Identifiable Assets
  Gas Utility Services                                  $1,485.2    $1,580.2
  Electric Utility Services                                816.1       811.2
  Nonregulated Operations                                  424.9       466.1
  Corporate & Other                                        146.2       152.4
  Intersegment Eliminations                                (95.6)     (153.1)
                                                        --------    --------
      Total identifiable assets                         $2,776.8    $2,856.8
                                                        ========    ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                           Description of the Business

Vectren Corporation (the Company or Vectren), an Indiana corporation, is an energy and applied technology holding company headquartered in Evansville, Indiana. The Company was organized on June 10, 1999 solely for the purpose of effecting the merger of Indiana Energy, Inc. (Indiana Energy) and SIGCORP, Inc. (SIGCORP). On March 31, 2000, the merger of Indiana Energy with SIGCORP and into Vectren was consummated with a tax-free exchange of shares and has been accounted for as a pooling-of-interests in accordance with Accounting Principles Board (APB) Opinion No. 16 "Business Combinations."

Vectren is a public utility holding company, whose wholly owned subsidiary, Vectren Utility Holdings, Inc. (VUHI), is the intermediate holding company for the Company's three operating public utilities: Indiana Gas Company, Inc. (Indiana Gas), formerly a wholly owned subsidiary of Indiana Energy, Southern Indiana Gas and Electric Company (SIGECO), formerly a wholly owned subsidiary of SIGCORP, and the Ohio operations. Indiana Gas provides natural gas distribution and transportation services to a diversified customer base in 311 communities in 49 of Indiana's 92 counties. SIGECO provides electric generation, transmission, and distribution services to Evansville, Indiana, and 74 other communities in 8 counties in southwestern Indiana and participates in the wholesale power market. SIGECO also provides natural gas distribution and transportation services to Evansville, Indiana, and 64 communities in 10 counties in southwestern Indiana. The Ohio operations, owned as a tenancy in common by Vectren Energy Delivery of Ohio, Inc., a wholly owned subsidiary, (53 % ownership) and Indiana Gas (47 % ownership), provide natural gas distribution and transportation services to Dayton, Ohio, and 87 other communities in 17 counties in west central Ohio. The Ohio operations were acquired from the Dayton Power & Light Company on October 31, 2000. Both Vectren and VUHI are exempt from registration pursuant to Section 3(a)(1) and 3(c) of the Public Utility Holding Company Act of 1935.

The Company is also involved in nonregulated activities in four primary business areas: Energy Marketing and Services, Coal Mining, Utility Infrastructure Services, and Broadband. Energy Marketing and Services markets natural gas and provides energy management, including energy performance contracting services. Coal Mining mines and sells coal to the Company's utility operations and to other parties and generates Internal Revenue Service (IRS) Code Section 29 investment tax credits relating to the production of coal-based synthetic fuels. Utility Infrastructure Services provides underground construction and repair, facilities locating, and meter reading services. Broadband invests in broadband communication services such as analog and digital cable television, high-speed Internet and data services, and advanced local and long distance phone services. In addition, the nonregulated group has investments in other businesses that invest in energy-related opportunities and provides utility services, municipal broadband consulting, retail, and real estate and leveraged lease investments.

                       Consolidated Results of Operations

                                                 Three Months Ended March 31,
                                                 ---------------------------
In millions, except per share amounts                  2002       2001
-------------------------------------                -------    -------
Net income, as reported                              $  45.6    $  44.4
  Merger & integration costs - net of tax                 -         2.3
  Cumulative effect of change in accounting
    principle - net of tax                                -        (3.9)
                                                      ------     ------
Net income before nonrecurring items                 $  45.6    $  42.8
                                                      ======     ======

  Attributed to:
    Regulated                                        $  40.6    $  34.1
    Nonregulated                                         5.0        7.5
    Corporate & other                                     -         1.2
                                                      ------     ------

Basic earnings per share, as reported                $  0.68    $  0.68
  Merger & integration costs                              -        0.04
  Cumulative effect of change in accounting
      principle                                           -       (0.06)
                                                      ------     ------
Basic earnings per share before nonrecurring items   $  0.68    $  0.66
                                                      ======     ======

  Attributed to:
    Regulated                                        $  0.60    $  0.52
    Nonregulated                                        0.08       0.12
    Corporate & other                                    -         0.02

Net Income

For the three months ended March 31, 2002, net income was $45.6 million, or $0.68 per share, compared to $44.4 million, or $0.68 per share in 2001. The increase in net income of $1.2 million reflects higher regulated earnings due to merger synergies, a return to lower gas prices and the related reduction in costs incurred in 2001, and the completion of merger activities and related costs. These increases were offset somewhat by fluctuations in fair value of certain power marketing contracts, the effects of weather, and decreased nonregulated earnings due to a 2001 gain from the sale of an investment in a gathering and processing company.

Dividends

Dividends declared for the three months ended March 31, 2002 were $0.265 per share, respectively, compared to $0.255 per share for the same period in 2001.

Significant Fluctuations in Consolidated Results

Weather

The effects of weather 10% warmer than the prior year and 12% warmer than normal resulted in an overall decrease to throughput (combined gas sold and transported) and a $13.0 million reduction to gas margin and an $8.1 million reduction to net income.

Other Margin Activity

Other margin activity increased margins $7.5 million ($4.7 million after tax) for the three months ended March 31, 2002 when compared to the same period in 2001. The activities increasing margin include rate recovery riders for NOx compliance, excise taxes and an increase in the Ohio Percentage of Income Payment Plan (PIPP) rider, the return of volumes lost in the prior year due to the effects of the higher gas costs, and customer growth and other changes. These increases were offset by the recurring impact of SFAS 133. These activities, coupled with the cumulative effect of change in accounting principle recorded on adoption of SFAS 133, resulted in an increase to net income when compared to the prior year of $0.8 million.

Impact of Return to Lower Gas Costs

The Company estimates net income increased by $7.4 million resulting from the return to lower gas costs. Lower gas costs have resulted in decreased unaccounted for gas costs, excise taxes, uncollectible accounts expense, interest costs, and contributions to low income heating assistance programs.

Other Operating Activities

Merger Synergies & Operating Efficiencies
The Company estimates merger synergies have reduced operating expenses by $4.0 million ($2.5 million after tax) for the three months ended March 31, 2002 compared to 2001 primarily as a result of the elimination of duplicate corporate and administrative programs and greater efficiencies in operations.

Merger & Integration Costs
For the three months ended March 31, 2001, $1.0 million was expensed related to the 2000 merger forming Vectren. These costs were primarily for employee relocation, travel, and consulting fees.

As a result of merger and integration activities, management retired certain information systems in 2001. Accordingly, the useful lives of these assets were shortened to reflect this decision, resulting in additional depreciation expense of approximately $2.7 million for the three months ended March 31, 2001.

In total, for the three months ended March 31, 2001, merger and integration costs totaled $3.7 million ($2.3 million after tax), or $0.04 on a basic earnings per share basis. Merger and integration activities resulting from the 2000 merger were completed in 2001.

Nonregulated

Nonregulated earnings declined $2.5 million when compared to the prior year quarter. The primary reason for the decrease is due to a 2001 after tax gain of $2.4 million from the sale of an investment in a gathering and processing company.

New Accounting Principles

SFAS 142

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). The Company adopted the provisions of SFAS 142, as required on January 1, 2002. SFAS 142 changed the accounting for goodwill from an amortization approach to an impairment-only approach. Thus, amortization of goodwill that is not included as an allowable cost for rate-making purposes ceased upon adoption of the statement. This includes goodwill recorded in past business combinations, such as the Company's acquisition of the Ohio operations. Goodwill is to be tested for impairment at a reporting unit level at least annually.

SFAS 142 also requires the initial impairment review of all goodwill within six months of the adoption date. The impairment review consists of a comparison of the fair value of a reporting unit to its carrying amount. If the fair value of a reporting unit is less than its carrying amount, an impairment loss would be recognized. Results of the initial impairment review are to be treated as a change in accounting principle in accordance with APB Opinion No. 20 "Accounting Changes." An impairment loss recognized as a result of an impairment test occurring after the initial impairment review is to be reported as a part of operations. SFAS 142 also changed certain aspects of accounting for intangible assets; however, the Company does not have any significant intangible assets.

As required by SFAS 142, amortization of goodwill relating to the acquisition of the Ohio operations, which approximates $5.0 million per year ($1.3 million per quarter), ceased on January 1, 2002. Initial impairment reviews to be performed within six months of adoption of SFAS 142 have not been completed, but no impairment is expected.

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

This new accounting model retains the framework of SFAS 121 and requires that those impaired long-lived assets and long-lived assets to be disposed of be measured at the lower of carrying amount or fair value (less cost to sell for assets to be disposed of), whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations are no longer measured at net realizable value or include amounts for operating losses that have not yet occurred.

SFAS 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction.

The adoption of SFAS 144 on January 1, 2002 did not materially impact operations.

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

Results of Operations by Business Segment

Following is a more detailed discussion of the results of operations of the Company's regulated and nonregulated businesses. The detailed results of operations for the regulated businesses and nonregulated businesses are presented and analyzed before the reclassification and elimination of certain intersegment transactions necessary to consolidate those results into the Company's Consolidated Condensed Statements of Income. The operations of the Corporate and Other business segment, which include primarily information technology services, are not significant.

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

Operating Results

The results of regulated operations before certain intersegment eliminations and reclassifications for the three months ended March 31, 2002 and 2001 are as follows:

In millions, except per share amounts                  2002        2001
--------------------------------------------------   ---------  ---------
OPERATING REVENUES
   Gas revenues                                      $   357.1  $   523.7
   Electric revenues                                     126.8       88.2
                                                       -------    -------
     Total operating revenues                            483.9      611.9
                                                       -------    -------
COST OF OPERATING REVENUES
   Cost of gas                                           230.4      404.1
   Fuel for electric generation                           17.8       18.0
   Purchased electric energy                              59.8       13.2
                                                       -------    -------
     Total cost of operating revenues                    308.0      435.3
                                                       -------    -------
TOTAL OPERATING MARGIN                                   175.9      176.6
OPERATING EXPENSES
   Other operating                                        55.8       61.5
   Merger & integration costs                              -          1.0
   Depreciation & amortization                            23.6       24.8
   Income tax                                             22.3       17.8
   Taxes other than income taxes                          17.9       19.1
                                                       -------    -------
     Total operating expenses                            119.6      124.2
                                                       -------    -------
OPERATING INCOME                                          56.3       52.4
OTHER INCOME
   Equity in earnings of unconsolidated affiliates        (0.6)       -
   Other - net                                             1.8       (0.9)
                                                       -------    -------
     Total other income                                    1.2       (0.9)
                                                       -------    -------
Interest expense                                          16.9       19.5
Preferred dividend requirement of subsidiary               -          0.2
                                                       -------    -------
Income before cumulative effect of change
   in accounting principle                                40.6       31.8
                                                       -------    -------
Cumulative effect of change in accounting
   principle - net of tax                                  -          3.9
                                                       -------    -------
NET INCOME, AS REPORTED                              $    40.6  $    35.7
                                                       -------    -------
   Merger & integration costs - net of tax                 -          2.3
   Cumulative effect of change in accounting
      principle  - net of tax                              -         (3.9)
                                                       -------    -------
NET INCOME BEFORE NONRECURRING ITEMS                 $    40.6  $    34.1
                                                       =======    =======

EARNINGS PER SHARE, AS REPORTED                      $    0.60  $    0.54
   Merger & integration costs                              -         0.04
   Cumulative effect of change in
     accounting principle                                  -        (0.06)
                                                       -------    -------
EARNINGS PER SHARE BEFORE NONRECURRING ITEMS         $    0.60  $    0.52
                                                       =======    =======

Regulated utility operations contributed net income of $40.6 million, or $0.60 per share, for the three months ended March 31, 2002 compared to $35.7 million, or $0.54 for the same period in 2001. The results for regulated operations were primarily driven by merger synergies, a return to lower gas prices and the related reduction in costs incurred in 2001, and the completion of merger activities and related costs. These increases were offset somewhat by fluctuations in fair value of certain power marketing contracts and the effects of weather.

Utility Margin (Operating Revenues Less Cost of Gas Sold, Fuel for Electric Generation, & Purchased Electric Energy)
---------------------------------------------------------------------------

Gas Utility Margin
Gas Utility margin for the three months ended March 31, 2002 of $126.7 million increased $7.1 million, or 6%, compared to 2001. The increase is primarily due to the return of volumes lost in the prior year due to the effects of the higher gas costs and the decreased cost of unaccounted for gas. Gas Utility margin was also favorably impacted by rate recovery of excise taxes in Ohio effective July 1, 2001 and an increase in the Ohio Percentage of Income Payment Plan (PIPP) rider, as well as customer growth. These favorable impacts were offset somewhat by weather 10% warmer than the prior year and 12% warmer than normal. The increased volumes attributed to lower gas costs and the effects of warmer weather resulted in an overall 6% decrease in total throughput from 82.7 MMDth to 77.9 MMDth.

Total cost of gas sold was $230.4 million for the three months ended March 31, 2002 and $404.1 million in 2001. Total cost of gas sold decreased $173.7 million, or 43%, during 2002 compared to 2001, primarily due to a return to lower gas prices. The total average cost per dekatherm of gas purchased for the three months ended March 31, 2002 was $4.47 compared to $7.87 for the same period in 2001.

Electric Utility Margin
Electric Utility margin for the three months ended March 31, 2002 of $49.2 million decreased $7.8 million, or 14%, from 2001 primarily due to reductions in margin to reflect wholesale power marketing purchase and sale contracts at current market values. The decrease in margin from quarter to quarter was $8.5 million. This decrease was offset by increased margins from retail sales. Margin from retail sales increased $3.3 million, or 8%, over the previous year. The increase in retail margin is attributable to a 2% increase in megawatt hours sold, consistent costs for fuel and purchased power used for generation, and a cash return on NOx compliance expenditures.

The Company enters into forward and option contracts in order to maximize short-term movement in electricity prices. These contracts are generally non-asset backed "buy-sell" transactions that are short-term in nature and expose the Company to limited market risk. The Company has designated these activities as "trading" activities. The Company also enters into asset-backed transactions that are generally longer term in nature. As a result of increased "trading" and "other-than-trading" activity, purchased electric energy has increased $46.6 million during the three months ended March 31, 2002 compared to 2001. These activities increased wholesale revenues from $30.0 million to $64.9 million and megawatt hours sold into the wholesale market from 0.9 million to
2.6 million.

Utility Operating Expenses (excluding Cost of Gas Sold, Fuel for Electric Generation, & Purchased Electric Energy)
-------------------------------------------------------------------------

Utility Other Operating
Utility other operating expenses decreased $5.7 million for the three months ended March 31, 2002 compared to the prior year. The decrease results from lower charges for the use of corporate assets related to those assets which had useful lives shortened as a result of the merger and merger synergies.

Utility Depreciation & Amortization
Utility depreciation and amortization decreased $1.2 million for the three months ended March 31, 2002 resulting from the discontinuance of goodwill amortization as required under SFAS 142, offset somewhat by depreciation of plant additions.

Utility Income Tax Expense
Federal and state income taxes related to utility operations increased $4.5 million for the three months ended March 31, 2002 compared to the prior year due primarily to higher pre-tax earnings offset somewhat by a small decrease in the effective tax rate.

Utility Taxes Other Than Income Taxes
Utility taxes other than income taxes decreased $1.2 million for the three months ended March 31, 2002 compared to the prior year due to a decrease in gross receipts and excises taxes as a result of lower sales volumes and gas prices.

Utility Other Income, Net

Utility other income, net increased $2.7 million for the three months ended March 31, 2002 compared to the prior year. In 2001, contributions were made to low income heating assistance programs to assist customers with their increased utility bills reflecting higher gas costs.

Utility Interest Expense

Utility interest expense decreased $2.6 million for the three months ended March 31, 2002, when compared to the prior year. The decrease results from lower interest rates on variable rate debt and lower outstanding balances. The reduced debt outstanding is due primarily to decreased working capital requirements resulting from a return to lower gas prices.

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

The Company has initiated steps toward compliance with the revised regulations. These steps include installing Selective Catalytic Reduction (SCR) systems at Culley Generating Station Unit 3 (Culley), Warrick Generating Station Unit 4 (Warrick), and A.B. Brown Generating Station Unit 2 (A.B. Brown). SCR systems reduce flue gas NOx emissions to atmospheric nitrogen and water using ammonia in a chemical reaction. This technology is known to be the most effective method of reducing NOx emissions where high removal efficiencies are required.

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

Based on the level of system-wide emissions reductions required and the control technology utilized to achieve the reductions, the current estimated construction cost ranges from $175.0 million to $195.0 million and is expected to be expended during the 2001-2004 period. Through March 31, 2002, $30.1 million has been expended. After the equipment is installed and operational, related additional annual operation and maintenance expenses are estimated to be between $8.0 million and $10.0 million.

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

SIGECO believes it performed only maintenance, repair and replacement activities at the Culley Generating Station, as allowed under the Act. Because proper maintenance does not require permits, application of the best available control technology, notice to the USEPA, or compliance with new source performance standards, SIGECO believes that the lawsuit is without merit, and intends to vigorously defend itself. Since the filing of this lawsuit, the USEPA has voluntarily dismissed nearly half of the claims brought in its original compliant.

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

                       Results of Nonregulated Operations

The Company is involved in nonregulated activities in four primary business areas: Energy Marketing and Services, Coal Mining, Utility Infrastructure Services, and Broadband. Energy Marketing and Services markets natural gas and provides energy management, including energy performance contracting services. Coal Mining mines and sells coal to the Company's utility operations and to other parties and generates Internal Revenue Service (IRS) Code Section 29 investment tax credits relating to the production of coal-based synthetic fuels. Utility Infrastructure Services provides underground construction and repair, facilities locating, and meter reading services. Broadband invests in broadband communication services such as analog and digital cable television, high-speed Internet and data services, and advanced local and long distance phone services. In addition, the nonregulated group has investments in other businesses that invest in energy-related opportunities and provides utility services, municipal broadband consulting, retail, and real estate and leveraged lease investments.

Operating Results

The results of nonregulated operations before certain intersegment eliminations and reclassifications for the three months ended March 31, 2002 and 2001 are as follows:

In millions, except per share amounts                    2002       2001
-------------------------------------                 ---------  ---------
Energy services & other revenues                      $   151.3  $   272.0
Cost of energy services & other revenues                  139.4      261.8
                                                        -------    -------
TOTAL OPERATING MARGIN                                     11.9       10.2

Intersegment revenues, net of costs                         0.9        0.5

Operating expenses                                          9.2        7.6
                                                        -------    -------
OPERATING INCOME                                            3.6        3.1
                                                        -------    -------

Other income:
    Equity in earnings of unconsolidated affiliates         2.9        5.9
    Other - net                                             1.3        3.6
                                                        -------    -------
       Total other income                                   4.2        9.5
                                                        -------    -------

Interest expense                                            2.9        3.2
                                                        -------    -------
INCOME BEFORE TAXES                                         4.9        9.4
                                                        -------    -------

Income tax                                                  0.1        1.9
Minority interest                                          (0.2)       -
                                                        -------    -------
NET INCOME                                            $     5.0  $     7.5
                                                        =======    =======

EARNINGS PER SHARE                                    $    0.08  $    0.12
                                                        =======    =======


Nonregulated operations contributed net income of $5.0 million, or $0.08 per share, for the three months ended March 31, 2002 compared to $7.5 million, or $0.12 per share, for the same period in 2001. The decrease of $0.04 per share results primarily from a 2001 after tax gain of $2.4 million from the sale of an investment in a gathering and processing company.

Energy Services & Other Revenues

Revenues from Vectren's non-utility operations (primarily the operating companies of its Energy Marketing and Services, excluding ProLiance which is reported as equity in earnings of unconsolidated affiliates, as described below, and Coal Mining groups) for the three months ended March 31, 2002 decreased $120.7 million, or 44%, compared to the prior year. The significant decrease is attributable to Energy Marketing and Services' natural gas marketing operations and reflects the lower prices for natural gas.

Costs of Energy Services & Other Revenues

Cost of energy services and other decreased $122.4 million for the three months ended March 31, 2002 compared to the prior year. These costs are primarily the cost of natural gas purchased for resale by Energy Marketing and Services' wholly owned gas marketing operations. The decrease is primarily due to lower per unit purchased gas costs.

Nonregulated Margin

Margin from nonregulated operations for the three months ended March 31, 2002 was $11.9 million compared to $10.2 million for the same period in 2001. The $1.7 million increase in 2002 was primarily driven by expanded coal mining operations adding margin of $1.8 million. The Company's second mine began operations in the first quarter of 2001, but was not fully operational until the second quarter. Margin from other nonregulated operations, including the operations of its natural gas marketing operations, performance contracting business, and broadband construction and consulting business, all slightly decreased during the quarter.

Nonregulated Operating Expenses (excluding Costs of Energy Services & Other Revenues)
---------------------------------------------------------------------------

Nonregulated operating expenses consist of other operating expenses, depreciation and amortization, and taxes other than income taxes. For the three months ended March 31, 2002, nonregulated operating expenses increased $1.6 million. The increase is primarily attributable to amortization of mine development costs.

Nonregulated Other Income

Equity in Earnings of Unconsolidated Affiliates
Earnings from unconsolidated affiliates decreased $3.0 million for the three months ended March 31, 2002, compared to the prior year. The decrease is primarily the result of a $3.9 million gain recognized in 2001 from the sale of Haddington Energy Partners' investment in a gathering and processing company, offset by increased earnings from ProLiance.

Nonregulated Other Income, Net
Nonregulated other income, net decreased $2.3 million for the three months ended March 31, 2002 when compared to the prior year primarily due to lower interest and leveraged lease income as a result of a divestiture of notes receivable and leveraged lease investments in the second and fourth quarters of 2001.

Nonregulated Income Tax Expense

Federal and state income taxes related to nonregulated operations decreased $1.8 million for the three months ended March 31, 2002 compared to the prior year. The decrease results from a lower effective tax rate and lower pre tax earnings.

Other Operating Matters

ProLiance Energy, LLC

ProLiance Energy, LLC (ProLiance), a nonregulated, energy marketing affiliate of Vectren and Citizens Gas and Coke Utility (Citizens Gas), began providing natural gas and related services to Indiana Gas, Citizens Gas, and others in April 1996. ProLiance also provides services to the Ohio operations.

Integration of  SIGCORP Energy Services, LLC and ProLiance Energy, LLC
In February 2002, Vectren announced its intention to integrate the operations of its wholly owned subsidiary SIGCORP Energy Services, LLC (SES) with ProLiance. SES provides natural gas and related services to SIGECO and others. In exchange for the contribution of SES' net assets and additional cash, Vectren's allocable share of ProLiance's prospective profits and losses is expected to increase from the Company's current 52.5% profit and loss share. However, governance, including voting rights, will remain at 50% for each member. As governance of ProLiance remains equal between the members, Vectren will continue to account for its investment in ProLiance using the equity method of accounting. The financial impact of the transaction, which is expected to be completed later in 2002, is not expected to be material.

Regulatory Matters
The sale of gas and provision of other services to Indiana Gas by ProLiance is subject to regulatory review through the quarterly gas cost adjustment (GCA) process administered by the IURC. On September 12, 1997, the IURC issued a decision finding the gas supply and portfolio administration agreements between ProLiance and Indiana Gas and ProLiance and Citizens Gas to be consistent with the public interest and that ProLiance is not subject to regulation by the IURC as a public utility. The IURC's decision reflected the significant gas cost savings to customers obtained through ProLiance's services and suggested that all material provisions of the agreements between ProLiance and the utilities are reasonable. Nevertheless, with respect to the pricing of gas commodity purchased from ProLiance, the price paid by ProLiance to the utilities for the prospect of using pipeline entitlements if and when they are not required to serve the utilities' firm customers, and the pricing of fees paid by the utilities to ProLiance for portfolio administration services, the IURC concluded that additional review in the GCA process would be appropriate and directed that these matters be considered further in the pending, consolidated GCA proceeding involving Indiana Gas and Citizens Gas.

In 2001, the IURC commenced processing the GCA proceeding regarding the three pricing issues. The IURC indicated that it would consider the prospective relationship of ProLiance with the utilities in this proceeding. On April 23, 2002, Indiana Gas and Citizens Gas, together with the Office of Utility Consumer Counselor and other consumer parties entered into and filed with the IURC an agreement in principle setting forth the terms for resolution of all pending regulatory issues related to ProLiance. The parties intend to submit for IURC approval a final settlement no later than June 3, 2002. If approved by the IURC, the pending GCA proceeding will be concluded.

Indiana Gas continues to record gas costs in accordance with the terms of the ProLiance contract, and Vectren continues to record its proportional share of ProLiance's earnings. Pre-tax income of $5.4 million and $5.0 million was recognized as ProLiance's contribution to earnings for the three months ended March 31, 2002 and 2001, respectively. Earnings recognized from ProLiance are included in equity in earnings of unconsolidated affiliates. At March 31, 2002 and December 31, 2001, the Company has reserved approximately $3.7 million and $3.2 million, respectively, of ProLiance's after tax earnings pending resolution of the remaining issues. The impact to earnings should the above referenced settlement agreement be approved by the IURC is not expected be material.

Utilicom Networks, LLC

Utilicom Networks, LLC (Utilicom) is a provider of bundled communication services through high capacity broadband networks, including cable television, high-speed Internet, and advanced local and long distance telephone services. The Company has a 14% interest in Class A units of Utilicom, which is accounted for using the equity method of accounting. The Company also has a minority interest in SIGECOM Holdings, Inc., which was formed by Utilicom to hold interests in SIGECOM, LLC (SIGECOM). The Company accounts for its investment in Holdings on the cost method. SIGECOM provides broadband services to the greater Evansville, Indiana, area. Utilicom also plans to provide broadband services to the greater Indianapolis, Indiana, and Dayton, Ohio, markets.

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

                               Financial Condition

The Company's equity capitalization objective is 40-50% of total capitalization. This objective may have varied, and will vary, depending on particular business opportunities and seasonal factors that affect the Company's operation. The Company's equity component was 46% and 45% of total capitalization, including current maturities of long-term debt and long-term debt subject to tender, at March 31, 2002 and December 31, 2001, respectively.

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

VUHI's and Indiana Gas' credit ratings on outstanding senior unsecured debt at March 31, 2002 are A-/A2 as rated by Standard and Poor's and Moody's, respectively. SIGECO's credit ratings on outstanding secured debt at March 31, 2002 are A-/A1. VUHI's commercial paper has a credit rating of A-2/P-1. Vectren Capital Corp. debt is rated BBB+/Baa2.

Cash Flow From Operations

The Company's primary source of liquidity to fund working capital requirements has been cash generated from operations, which totaled approximately $177.9 million and $76.5 million for the three months ended March 31, 2002 and 2001, respectively.

Cash flow from operations increased during the three months ended March 31, 2002 compared to 2001 by $101.4 million due primarily to favorable changes in working capital accounts due to a return to lower gas prices and increased earnings before non-cash charges.

Financing Activities

Sources & Uses of Liquidity

At March 31, 2002, the Company has $540.0 million of short-term borrowing capacity, including $360.0 million for its regulated operations and $180.0 million for its nonregulated operations, of which $219.2 million is available for regulated operations and $62.8 million is available for nonregulated operations.

During the three months ended March 31, 2002, $1.3 million of long-term debt was paid as scheduled, and in June and July of 2002, put provisions on $5.0 million and $6.5 million, respectively, of long-term debt become exercisable.

At March 31, 2002, $113.0 million of Vectren Capital senior unsecured notes and $117.2 million of Vectren Capital bank loans were subject to certain terms including cross-defaults and ratings triggers that would provide that the full balance outstanding is subject to prepayment if the ratings of Indiana Gas and SIGECO declined to BBB/Baa2 or the ratings of Vectren Capital declined to BB+/Ba1. At March 31, 2002, $140.0 million of commercial paper was supported by the VUHI facility whereby VUHI must maintain a rating of better than BB+/Ba1.

Financing Cash Flow
Cash flow required for financing activities of $140.3 million for the three months ended March 31, 2002 includes $122.7 million of reductions in net borrowings and $17.9 million in common stock dividends. In the prior year, $129.4 million of common stock was issued and used to repay short term borrowings.

Other Financing Transactions
In January 2002, the Company redeemed 1,160 shares of SIGECO's 8.5% preferred stock per its stated terms of $100 per share, plus accrued and unpaid dividends. Prior to the redemption, there were 4,597 shares outstanding.

Capital Expenditures, Other Investment Activities, & Guarantees

Cash required for investing activities of $44.4 million for the three months ended March 31, 2002 includes $42.2 million of requirements for capital expenditures. Investing activities for the three months ended March 31, 2001 were $53.0 million. The $8.6 million decrease occurring in 2002 is principally the result of less capital expenditures for non-utility property and other nonregulated investments.

Planned Capital Expenditures

New construction, normal system maintenance and improvements, and information technology investments needed to provide service to a growing regulated and nonregulated customer base will continue to require substantial expenditures. Capital expenditures and investments in nonregulated unconsolidated affiliates for the remainder of 2002 are estimated at $171.1 million.

Guarantees

The Company is party to financial guarantees with off-balance sheet risk. These guarantees include debt guarantees and performance guarantees, including the debt of and performance of energy efficiency products installed by affiliated companies. The Company's most significant guarantee totaling $53.5 million relates to the Company's guarantee of Energy Systems Group, LLC's (ESG) surety bonds and performance guarantees. ESG is a two-thirds owned consolidated subsidiary. The Company is obligated for amounts due to various insurance companies for surety bonds should ESG default on obligations to complete construction, pay vendors or subcontractors, and achieve energy guarantees. Through March 31, 2002, the Company has not been called upon to satisfy any obligations pursuant to the guarantees.

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

The Company's wholesale power marketing activities manage the utilization of its available electric generating capacity as well as other trading activities that maximize short-term movement in electricity prices. The Company's other commodity marketing activities purchase and sell natural gas and coal to meet customer demands. These operations enter into forward and option contracts that commit the Company to purchase and sell commodities in the future.

Commodity price risk results from forward sale and option contracts that commit the Company to deliver commodities on specified future dates. Power marketing uses planned unutilized generation capability and forward purchase contracts to protect certain sales transactions from unanticipated fluctuations in the price of electric power, and periodically, will use derivative financial instruments to protect its interests from unplanned outages and shifts in demand. Additionally, other commodity marketing activities use stored inventory and forward purchase contracts to protect certain sales transactions from unanticipated fluctuations in commodity prices.

Open positions in terms of price, volume and specified delivery points may occur to a limited extent and are managed using methods described above and frequent management reporting.

The Company enters into forward and option contracts in order to maximize short-term movement in electricity prices. These contracts are generally non-asset backed "buy-sell" transactions that are short-term in nature and expose the Company to limited market risk. The Company has designated these activities as "trading" activities.

All "trading" and "other-than-trading" contracts at March 31, 2002 totaled $11.8 million of prepayments and other current assets and $11.6 million of accrued liabilities, compared to $5.1 million of prepayments and other current assets and $1.9 million of accrued liabilities at December 31, 2001. The change in the net value of "trading" and "other-than-trading" contracts to $0.2 million from $3.2 million resulted in an unrealized loss of $3.0 million for the three months ended March 31, 2002.

Market risk is measured by management as the potential impact on pre-tax earnings resulting from a 10% adverse change in the forward price of commodity prices on market sensitive financial instruments (all contracts not expected to be settled by physical receipt or delivery). For the three months ended March 31, 2002 and 2001, a 10% adverse change in the forward prices of electricity and natural gas on market sensitive financial instruments would have decreased pre-tax earnings by approximately $1.6 million and $0.1 million, respectively.

Commodity Price Risk from Unconsolidated Affiliate

Commodity price risk from an unconsolidated affiliate is not significantly different from the information as set forth in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in the Vectren 2001 Form 10-K and is therefore not presented herein.

Interest Rate Risk

Interest rate risk is not significantly different from the information as set forth in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in the Vectren 2001 Form 10-K and is therefore not presented herein.

Other Risks

Counter-party credit and market risks are not significantly different from the information as set forth in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in the Vectren 2001 Form 10-K and is therefore not presented herein.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is party to various legal proceedings arising in the normal course of business. In the opinion of management, there are no legal proceedings pending against the Company that are likely to have a material adverse effect on its financial position or results of operations. See Note 8 regarding environmental matters and Note 7 regarding ProLiance Energy, LLC.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

None.

(b)  Reports On Form 8-K During The Last Calendar Quarter

On January 24, 2002, Vectren Corporation filed a Current Report on Form 8-K with respect to the release of financial information to the investment community regarding the Company's results of operations, financial position and cash flows for the three and twelve month periods ended December 31, 2001. The financial information was released to the public through this filing.
         Item 5.  Other Events
         Item 7.  Exhibits
               99.1 - Press Release - Fourth Quarter 2001 Vectren Corporation
                      Earnings
               99.2 - Cautionary Statement for Purposes of the "Safe Harbor"
                      Provisions of the Private Securities Litigation Reform Act of 1995

On March 26, 2002, Vectren Corporation filed a Current Report on Form 8-K with respect to its decision to replace Arthur Andersen LLP as the Company's independent auditors, effective upon completion of a transition period which is expected to extend through the conclusion of their review of the financial results of the Company and its subsidiaries for the first quarter of 2002.
         Item 4. Changes in Registrant's Certifying Accountant.
         Item 7. Exhibits
               16 - Letter from Arthur Andersen LLP to the Securities and
                    Exchange Commission, dated March 26, 2002. 99 - Letter to Vectren Corporation Shareholders dated March 22, 2002

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                VECTREN CORPORATION
                                                Registrant




        May 14, 2002                            /s/Jerome A. Benkert, Jr.
                                                -------------------------
                                                Jerome A. Benkert, Jr.
                                                Executive Vice President and
                                                Chief Financial Officer
                                                (Principal Financial Officer)



                                                /s/M. Susan Hardwick
                                                ---------------------------
                                                M. Susan Hardwick
                                                Vice President and Controller
                                                (Principal Accounting Officer)