Form 10-Q
period 2002-06-30
VECTREN CORP
filed 2002-08-14
CIK 1096385

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                                    -----------------  -----------------

Commission file number 1-15467


                               VECTREN CORPORATION
                              --------------------
             (Exact name of registrant as specified in its charter)

                 INDIANA                                   35-2086905
  -----------------------------------             -----------------------------
    (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                     Identification No.)

                20 N.W. Fourth Street, Evansville, Indiana 47708
                ------------------------------------------------
              (Address of principal executive offices and Zip Code)

                                 (812) 491-4000
                               ------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common Stock - Without par value      67,780,679          August 1, 2002
   --------------------------------   ----------------    ---------------------
                Class                 Number of shares             Date

                                Table of Contents


Item                                                                       Page
Number                                                                   Number
                          PART I. FINANCIAL INFORMATION
  1   Financial Statements (Unaudited)
      Vectren Corporation and Subsidiary Companies
         Consolidated Condensed Balance Sheets                             1-2
         Consolidated Condensed Statements of Income                        3
         Consolidated Condensed Statements of Cash Flows                    4
      Notes to Unaudited Consolidated Condensed Financial Statements       5-14
  2   Management's Discussion and Analysis of Results of Operations       15-32
      and Financial Condition
  3   Quantitative and Qualitative Disclosures About Market Risk          33-34

                           PART II. OTHER INFORMATION
  1   Legal Proceedings                                                     35
  4   Submission of Matters to a Vote of Security Holders                   35
  6   Exhibits and Reports on Form 8-K                                     35-36
      Signatures                                                            37
      Certification Pursuant To 18 U.S.C. Section 1350,                     38
      As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002



                                   Definitions
As discussed in this Form 10-Q, the abbreviations
AFUDC means allowance for funds used during construction, APB means Accounting Principles Board
EITF means Emerging Issues Task Force,
FASB means Financial Accounting Standards Board,
IDEM means Indiana Department of Environmental Management,
IURC means Indiana Utility Regulatory Commission,
MMDth means millions of dekatherms,
MMBTU means millions of British thermal units, PUCO means Public Utilities Commission of Ohio,
USEPA means United States Environmental Protection Agency, and throughput means combined gas sales and gas transportation volumes.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                  VECTREN CORPORATION AND SUBSIDIARY COMPANIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Unaudited - In millions)

                                                        June 30,    December 31,
                                                          2002          2001
---------------------------------------------------    ---------    -----------
                  ASSETS

Current Assets
   Cash & cash equivalents                             $    21.2    $    27.2
   Accounts receivable-less reserves of $4.1 &
     $5.9, respectively                                    111.6        213.8
   Accrued unbilled revenues                                28.5         78.4
   Inventories                                              44.9         71.4
   Recoverable fuel & natural gas costs                     50.9         76.5
   Prepayments & other current assets                       74.8        103.4
                                                        --------     --------
     Total current assets                                  331.9        570.7
                                                        --------     --------
Utility Plant
  Original cost                                          2,966.4      2,903.2
  Less:  accumulated depreciation & amortization         1,346.6      1,308.2
                                                        --------     --------
       Net utility plant                                 1,619.8      1,595.0
                                                        --------     --------
Investments in unconsolidated affiliates                   157.4        127.7
Other investments                                          115.4        100.3
Non-utility property-net                                   184.5        181.7
Goodwill-net                                               199.3        199.3
Regulatory assets                                           80.7         61.4
Other assets                                                31.3         20.7
                                                        --------     --------
TOTAL ASSETS                                           $ 2,720.3    $ 2,856.8
                                                        ========     ========



The accompanying notes are an integral part of these consolidated condensed financial statements.

                  VECTREN CORPORATION AND SUBSIDIARY COMPANIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Unaudited - In millions)

                                                       June 30,     December 31,
                                                         2002           2001
----------------------------------------------        ---------     ------------
         LIABILITIES & SHAREHOLDERS' EQUITY

Current Liabilities
   Accounts payable                                   $    75.2     $   144.4
   Accounts payable to affiliated companies                33.7          37.2
   Accrued liabilities                                    116.2         101.4
   Short-term borrowings                                  260.8         381.7
   Long-term debt subject to tender                          -           11.5
   Current maturities of long-term debt                    17.3           1.3
                                                       --------      --------
      Total current liabilities                           503.2         677.5
                                                       --------      --------
Deferred Income Taxes & Other Liabilities
   Deferred income taxes                                  224.6         206.7
   Deferred credits & other liabilities                   114.0         108.1
                                                       --------      --------
      Total deferred income taxes & other liabilities     338.6         314.8
                                                       --------      --------

Commitments & Contingencies (Notes 6 - 8)

Minority Interest in Subsidiary                             1.1           1.4

Capitalization
   Long-term debt-net of current maturities and
      debt subject to tender                            1,003.4       1,014.0

   Cumulative redeemable preferred stock of
     subsidiary                                             0.3           0.5

   Common shareholders' equity
      Common stock (no par value) - issued &
         outstanding 67.8 and 67.7, respectively          347.8         346.1
      Retained earnings                                   522.0         498.3
      Accumulated other comprehensive income                3.9           4.2
                                                       --------      --------
         Total common shareholders' equity                873.7         848.6
                                                       --------      --------
         Total capitalization                           1,877.4       1,863.1
                                                       --------      --------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY              $ 2,720.3     $ 2,856.8
                                                       ========      ========





The accompanying notes are an integral part of these consolidated condensed financial statements.

                  VECTREN CORPORATION AND SUBSIDIARY COMPANIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                (Unaudited - In millions, except per share data)

                                                         Three Months         Six Months
                                                        Ended June 30,      Ended June 30,
                                                      -----------------  ------------------
                                                        2002      2001      2002      2001
---------------------------------------------         -------   -------  --------  --------
OPERATING REVENUES
   Gas utility                                       $  139.8  $  154.6  $  496.9  $  678.3
   Electric utility                                     158.9      95.0     285.7     183.2
   Energy services & other                               88.2     183.5     239.5     455.5
                                                      -------   -------   -------   -------
      Total operating revenues                          386.9     433.1   1,022.1   1,317.0
                                                      -------   -------   -------   -------
OPERATING EXPENSES
   Cost of gas sold                                      81.9      94.8     311.9     498.9
   Fuel for electric generation                          19.0      17.8      36.8      35.8
   Purchased electric energy                             87.0      33.6     146.8      46.8
   Cost of energy services & other                       79.1     177.0     218.5     438.8
   Other operating                                       57.4      58.9     114.0     120.5
   Merger & integration costs                             -         -         -         0.8
   Restructuring costs                                    -        11.8       -        11.8
   Depreciation & amortization                           28.7      31.9      57.8      63.3
   Taxes other than income taxes                         10.2      11.1      28.5      30.6
                                                      -------   -------   -------   -------
      Total operating expenses                          363.3     436.9     914.3   1,247.3
                                                      -------   -------   -------   -------
OPERATING INCOME (LOSS)                                  23.6      (3.8)    107.8      69.7
OTHER INCOME
   Equity in earnings of unconsolidated
      affiliates                                          3.8       4.2       6.1      10.1
   Other - net                                            7.7       5.0       9.1       7.9
                                                      -------   -------   -------   -------
      Total other income                                 11.5       9.2      15.2      18.0
                                                      -------   -------   -------   -------
Interest expense                                         19.3      21.0      39.1      43.8
                                                      -------   -------   -------   -------
INCOME (LOSS) BEFORE INCOME TAXES                        15.8     (15.6)     83.9      43.9
                                                      -------   -------   -------   -------
Income taxes                                              1.5      (5.7)     24.2      13.1
Minority interest in subsidiary                           -        (0.2)     (0.2)     (0.2)
Preferred dividend requirement of subsidiary              -         0.3       -         0.5
                                                      -------   -------   -------   -------
INCOME (LOSS) BEFORE EXTRAORDINARY
   LOSS & CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE                                14.3     (10.0)     59.9      30.5
                                                      -------   -------   -------   -------

Extraordinary loss - net of tax                           -        (7.7)      -        (7.7)
Cumulative effect of change in accounting
 principle - net of tax                                   -         -         -         3.9
                                                      -------   -------   -------   -------
NET INCOME (LOSS)                                    $   14.3  $  (17.7) $   59.9  $   26.7
                                                      =======    =======  =======   =======

AVERAGE COMMON SHARES OUTSTANDING                        67.6      67.7      67.5      66.2
DILUTED COMMON SHARES OUTSTANDING                        67.9      67.7      67.8      66.3

EARNINGS PER SHARE OF COMMON STOCK:
BASIC
INCOME (LOSS) BEFORE CUMULATIVE EFFECT
    OF CHANGE IN ACCOUNTING PRINCIPLE                $   0.21  $  (0.15) $   0.89  $   0.46
Extraordinary loss - net of tax                           -       (0.11)      -       (0.12)
Cumulative effect of change in accounting
   principle - net of tax                                 -         -         -        0.06
BASIC EARNINGS (LOSS) PER SHARE                       -------   -------   -------   -------
 OF COMMON STOCK                                     $   0.21  $  (0.26) $   0.89  $   0.40
                                                      =======   =======   =======   =======
DILUTED
INCOME (LOSS) BEFORE CUMULATIVE EFFECT
  OF CHANGE IN ACCOUNTING PRINCIPLE                  $   0.21  $  (0.15) $   0.88  $   0.46
Extraordinary loss - net of tax                           -       (0.11)      -       (0.12)
Cumulative effect of change in accounting principle
   - net of tax                                           -         -         -        0.06
DILUTED EARNINGS (LOSS) PER SHARE                     -------   -------   -------   -------
  OF COMMON STOCK                                    $   0.21  $  (0.26) $   0.88  $   0.40
                                                      =======   =======   =======   =======
DIVIDENDS DECLARED PER SHARE
   OF COMMON STOCK                                   $   0.27  $   0.26  $   0.53  $   0.51
                                                      =======   =======   =======   =======


The accompanying notes are an integral part of these consolidated condensed financial statements.

                  VECTREN CORPORATION AND SUBSIDIARY COMPANIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (Unaudited - In millions)

                                                                    Six Months
                                                                  Ended June 30,
                                                                -----------------
                                                                  2002      2001
-------------------------------------------------------------   -------   -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                    $  59.9   $  26.7
  Adjustments to reconcile net income to cash from
   operating activities:
     Depreciation & amortization                                   57.8      63.3
     Deferred income taxes & investment tax credits                 1.3      (1.5)
     Equity in earnings of unconsolidated affiliates               (6.1)    (10.1)
     Restructuring costs                                            -        11.8
     Extraordinary loss - net of tax                                -         7.7
     Net unrealized loss (gain) on derivative instruments,
       including cumulative effect of change in
       accounting principle                                         3.1      (3.9)
     Other non-cash charges - net                                   3.1       5.9
     Changes in assets and liabilities:
         Accounts receivable & accrued unbilled revenues          103.4     201.0
         Inventories                                               18.8      31.8
         Recoverable fuel & natural gas costs                      25.6      (0.6)
         Prepayments & other current assets                        32.2      10.9
         Regulatory assets                                          -        (1.2)
         Accounts payable, including to affiliated companies      (36.9)   (160.8)
         Accrued liabilities                                        6.2     (26.1)
         Other noncurrent assets & liabilities                    (13.1)      0.7
                                                                 ------    ------
     Total adjustments                                            195.4     128.9
                                                                 ------    ------
           Net cash flows from operating activities               255.3     155.6
                                                                 ------    ------
CASH FLOWS (REQUIRED FOR) FINANCING ACTIVITIES
  Proceeds from:
     Issuance of common stock - net of issuance costs               -       129.4
  Requirements for:
     Dividends on common stock                                    (35.8)    (34.4)
     Retirement of long-term debt                                  (6.3)     (7.2)
     Redemption of preferred stock of subsidiary                   (0.2)     (0.2)
     Dividends on preferred stock of subsidiary                     -        (0.2)
  Net change in short-term borrowings                            (116.3)   (147.4)
  Proceeds from exercise of stock options & other                   1.4       0.6
                                                                 ------    ------
         Net cash flows (required for) financing activities      (157.2)    (59.4)
                                                                 ------    ------
CASH FLOWS (REQUIRED FOR) INVESTING ACTIVITIES
  Proceeds from:
     Notes receivable & other investments                           3.7       -
     Unconsolidated affiliate distributions                         2.7       5.9
  Requirements for:
     Capital expenditures                                         (94.4)    (87.3)
     Notes receivable & other investments                          (8.1)     (5.6)
     Unconsolidated affiliate investments                          (8.0)     (5.6)
                                                                 ------    ------
         Net cash flows (required for) investing activities      (104.1)    (92.6)
                                                                 ------    ------
Net (decrease) increase in cash & cash equivalents                 (6.0)      3.6
Cash & cash equivalents at beginning of period                     27.2      15.2
                                                                 ------    ------
Cash & cash equivalents at end of period                        $  21.2   $  18.8
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

The Company is also involved in nonregulated activities in four primary business areas: Energy Marketing and Services, Coal Mining, Utility Infrastructure Services, and Broadband. Energy Marketing and Services markets natural gas and provides energy management, including energy performance contracting services. Coal Mining mines and sells coal to the Company's utility operations and to other parties and generates Internal Revenue Service (IRS) Code Section 29 investment tax credits relating to the production of coal-based synthetic fuels. Utility Infrastructure Services provides underground construction and repair, facilities locating, and meter reading services. Broadband invests in broadband communication services such as analog and digital cable television, high-speed Internet and data services, and advanced local and long distance phone services. In addition, the nonregulated group has investments in other businesses that invest in energy-related opportunities and provide utility services, municipal broadband consulting, retail services, and real estate and leveraged lease investments.

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

3.   Impact of Recently Issued Accounting Guidance

EITF 02-03
In June 2002, the EITF reached a final consensus in EITF Issue 02-03 "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" (EITF 02-03) that states mark-to-market gains and losses on energy trading contracts (whether realized or unrealized and whether financially or physically settled) should be shown net in the income statement and that expanded disclosure of energy trading activities is required. This consensus is effective for periods ending after July 15, 2002, with reclassification of prior period amounts required.

The Company currently accounts for all its power and gas marketing contracts at gross in the Consolidated Condensed Statements of Income. The Company has reviewed all of its current power marketing contracts and all contracts closed in prior periods and identified no energy trading contracts subject to EITF 02-03. See Note 9 for additional information on the Company's power marketing operations.

SFAS 142
In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). The Company adopted the provisions of SFAS 142, as required on January 1, 2002. SFAS 142 changed the accounting for goodwill from an amortization approach to an impairment-only approach. Thus, amortization of goodwill that is not included as an allowable cost for rate-making purposes ceased upon adoption of this statement. This includes goodwill recorded in past business combinations, such as the Company's acquisition of the Ohio operations. Goodwill is to be tested for impairment at a reporting unit level at least annually.

SFAS 142 also required the initial impairment review of all goodwill within six months of the adoption date. The impairment review consisted of a comparison of the fair value of a reporting unit to its carrying amount. If the fair value of a reporting unit is less than its carrying amount, an impairment loss would be recognized. Results of the initial impairment review were to be treated as a change in accounting principle in accordance with APB Opinion No. 20 "Accounting Changes." An impairment loss recognized as a result of an impairment test occurring after the initial impairment review is to be reported as a part of operations. SFAS 142 also changed certain aspects of accounting for other intangible assets; however, the Company does not have any other significant intangible assets.

As required by SFAS 142, amortization of goodwill relating to the acquisition of the Ohio operations, which approximates $5.0 million per year, ceased on January 1, 2002. Initial impairment reviews to be performed within six months of adoption of SFAS 142 were completed and resulted in no impairment.

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

4.   Comprehensive Income

Comprehensive income consists of the following:

                                                Three Months          Six Months
                                               Ended June 30,       Ended June 30,
                                             ------------------   ------------------
In millions                                    2002      2001       2002       2001
------------------------------------------   -------   --------   -------    -------
Net income (loss)                            $  14.3   $ (17.7)   $  59.9    $  26.7
  Comprehensive income (loss) of
     unconsolidated affiliates - net of tax      2.1      (4.4)      (0.2)     (11.1)
  Minimum pension liability adjustment
     and other- net of tax                       -        (0.1)       -         (1.0)
                                              ------    ------     ------     ------
Total comprehensive income (loss)            $  16.4   $ (22.2)   $  59.7    $  14.6
                                              ======    ======     ======     ======


Comprehensive income arising from unconsolidated affiliates is the Company's portion of ProLiance Energy LLC's other comprehensive income related to its use of cash flow hedges and the Company's portion of Haddington Energy Partners, LP other comprehensive income related to unrealized gains and losses of available-for-sale securities.

5.   Earnings Per Share

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share assumes the conversion of stock options into common shares and the lifting of restrictions on issued restricted shares using the treasury stock method to the extent the effect would be dilutive. The following table illustrates the basic and dilutive earnings per share calculations for the three and six months ended June 30, 2002 and 2001:


                                        Three Months Ended June 30,
In millions, except       --------------------------------------------------------
per share amounts                     2002                         2001
                          ---------------------------   --------------------------
                                                Per                          Per
                                               Share                        Share
                           Income    Shares    Amount     Loss    Shares    Amount
                           ------    ------    ------   -------   ------   -------
Basic EPS                  $ 14.3     67.6     $ 0.21   $ (17.7)   67.7    $ (0.26)
Effect of dilutive
  stock equivalents                    0.3                          -
                           ------    ------    ------   -------   ------   -------
Diluted EPS                $ 14.3     67.9     $ 0.21   $ (17.7)   67.7    $ (0.26)
                           ======    ======    ======   =======   ======   =======

                                        Six Months Ended June 30,
                           ------------------------------------------------------
                                      2002                         2001
                           --------------------------   -------------------------
                                      Per                          Per
                                     Share                        Share
                           Income    Shares    Amount   Income    Shares   Amount
                           ------    ------    ------   ------    ------   ------
Basic EPS                  $ 59.9     67.5     $ 0.89   $ 26.7     66.2    $ 0.40
Effect of dilutive
  stock equivalents                    0.3                          0.1
                           ------    ------    ------   ------    ------   ------
Diluted EPS                $ 59.9     67.8     $ 0.88   $ 26.7     66.3    $ 0.40
                           ======    ======    ======   ======    ======   ======


For the three months ended June 30, 2002 and 2001, options to purchase an additional 4,200 and 1,514,060 common shares of the Company's common stock were outstanding, but were not included in the computation of diluted earnings per share because their effect would be antidilutive. Exercise prices for options excluded from the computation equaled $25.59 in 2002 and ranged from $13.82 to $24.05 in 2001.

For the six months ended June 30, 2002 and 2001, options to purchase an additional 22,274 and 834,304 common shares of the Company's common stock were outstanding, but were not included in the computation of diluted earnings per share because their effect would be antidilutive. Exercise prices for options excluded from the computation ranged from $24.90 to $25.59 in 2002 and ranged from $22.54 to $24.05 in 2001.

6.   Commitments & Contingencies

Guarantees
The Company is party to financial guarantees with off-balance sheet risk. These guarantees include debt guarantees and performance guarantees, including the debt of and performance of energy efficiency products installed by affiliated companies. The Company estimates these totaled approximately $90 million at June 30, 2002. The Company's most significant guarantee totaling $58.2 million at June 30, 2002 represents two-thirds of Energy Systems Group, LLC's (ESG) surety bonds, performance and energy savings guarantees. ESG is a two-thirds owned consolidated subsidiary. The guarantees relate to amounts due to various insurance companies for surety bonds should ESG default on obligations to complete construction, pay vendors or subcontractors, and achieve energy guarantees. Through June 30, 2002, the Company has not been called upon to satisfy any obligations pursuant to the guarantees.

Legal Proceedings
The Company is party to various legal and regulatory proceedings arising in the normal course of business. In the opinion of management, there are no legal proceedings pending against the Company that are likely to have a material adverse effect on its financial position or results of operations. See Note 7 regarding ProLiance Energy, LLC and Note 8 regarding environmental matters.

7.   Unconsolidated Affiliates

ProLiance Energy, LLC
ProLiance Energy, LLC (ProLiance), a nonregulated, energy marketing affiliate of Vectren and Citizens Gas and Coke Utility (Citizens Gas), began providing natural gas and related services to Indiana Gas, Citizens Gas, and others in April 1996. ProLiance also provides services to the Ohio operations and began providing service to SIGECO in 2002. ProLiance's primary business is optimizing the gas portfolios of utilities and providing services to large end use customers.

Integration of  SIGCORP Energy Services, LLC and ProLiance Energy, LLC
In February 2002, Vectren announced its intention to integrate the operations of its wholly owned subsidiary SIGCORP Energy Services, LLC (SES) with ProLiance. SES provides natural gas and related services to SIGECO and others. Effective June 1, 2002, the integration was completed. In exchange for the contribution of SES' net assets totaling $19.4 (including cash of $2.2 million), Vectren's allocable share of ProLiance's profits and losses increased from 52.5% to 61%, consistent with Vectren's new ownership percentage. However, governance, including voting rights, remain at 50% for each member. As governance of ProLiance remains equal between the members, Vectren continues to account for its investment in ProLiance using the equity method of accounting.

Prior to June 1, 2002, SES' operating results were consolidated. Subsequent to June 1, 2002, SES' operating results, now part of ProLiance, are reflected in equity in earnings of unconsolidated affiliates. The transfer of net assets was accounted for at book value consistent with joint venture accounting and did not result in any gain or loss. Additionally, the non-cash component of the transfer totaling $17.2 million is excluded from the Consolidated Condensed Statement of Cash Flows.

Regulatory Matters
The sale of gas and provision of other services to Indiana Gas and SIGECO by ProLiance is subject to regulatory review through the quarterly gas cost adjustment (GCA) process administered by the IURC. The sale of gas and provision of other services to the Ohio operations by ProLiance is subject to regulatory review through the quarterly gas cost recovery (GCR) process administered by the PUCO.

Specific to the sale of gas and provision of other services to Indiana Gas by ProLiance, on September 12, 1997, the IURC issued a decision finding the gas supply and portfolio administration agreements between ProLiance and Indiana Gas and ProLiance and Citizens Gas to be consistent with the public interest and that ProLiance is not subject to regulation by the IURC as a public utility. The IURC's decision reflected the significant gas cost savings to customers obtained through ProLiance's services and suggested that all material provisions of the agreements between ProLiance and the utilities are reasonable. Nevertheless, with respect to the pricing of gas commodity purchased from ProLiance, the price paid by ProLiance to the utilities for the prospect of using pipeline entitlements if and when they are not required to serve the utilities' firm customers, and the pricing of fees paid by the utilities to ProLiance for portfolio administration services, the IURC concluded that additional review in the GCA process would be appropriate and directed that these matters be considered further in the pending, consolidated GCA proceeding involving Indiana Gas and Citizens Gas.

In 2001, the IURC commenced processing the GCA proceeding regarding the three pricing issues. The IURC indicated that it would consider the prospective relationship of ProLiance with the utilities in this proceeding. On April 23, 2002, Indiana Gas and Citizens Gas, together with the Office of Utility Consumer Counselor and other consumer parties, entered into and filed with the IURC an agreement in principle setting forth the terms for resolution of all pending regulatory issues related to ProLiance. The parties submitted for IURC approval a final settlement on June 4, 2002. On July 23, 2002, the IURC approved the settlement filed by the parties. Any appeal of the IURC's approval order must be filed by August 23, 2002. The GCA proceeding has been concluded and new supply agreements between Indiana Gas, SIGECO, Citizens Gas, and ProLiance have been approved and extended through March 31, 2007. At June 30, 2002 and December 31, 2001, the Company has reserved approximately $4.0 million and $3.2 million, respectively, of ProLiance's after tax earnings for exposure from this GCA proceeding. Any additional effect on earnings as a result of the final settlement for past services provided to Indiana Gas by ProLiance is not material.

Pre-tax income of $5.4 million and $4.0 million was recognized as ProLiance's contribution to earnings for the three months ended June 30, 2002 and 2001, respectively. Pre-tax income of $10.8 million and $9.6 million was recognized as ProLiance's contribution to earnings for the six months ended June 30, 2002 and 2001, respectively. Earnings recognized from ProLiance are included in equity in earnings of unconsolidated affiliates.

Transactions with ProLiance
Purchases from ProLiance for resale and for injections into storage for the three months ended June 30, 2002 and 2001 totaled $108.7 million and $146.0 million, respectively; and for the six months ended June 30, 2002 and 2001 totaled $236.5 million and $414.4 million, respectively. Amounts owed to ProLiance at June 30, 2002 and December 31, 2001 for those purchases were $32.5 million and $36.1 million, respectively, and are included in accounts payable to affiliated companies. Amounts charged by ProLiance for gas supply services are set forth by supply agreements with each utility.

Utilicom Networks, LLC
Utilicom Networks, LLC (Utilicom) is a provider of bundled communication services through high capacity broadband networks, including analog and digital cable television, high-speed Internet, and advanced local and long distance phone services. The Company has a 14% interest in Class A units of Utilicom, which is accounted for using the equity method of accounting. The Company also has a minority interest in SIGECOM Holdings, Inc. (Holdings), which was formed by Utilicom to hold interests in SIGECOM, LLC (SIGECOM). The Company accounts for its investment in Holdings on the cost method. SIGECOM provides broadband services to the greater Evansville, Indiana, area. Utilicom also plans to provide broadband services to the greater Indianapolis, Indiana, and Dayton, Ohio, markets.

In July 2001, Utilicom announced a delay in funding of the Indianapolis and Dayton projects. This delay, with which Company management agrees, is due to the continued difficult environment within the telecommunication capital markets, which has prevented Utilicom from obtaining debt financing on terms it considers acceptable. While the existing investors are still committed to the Indianapolis and Dayton markets, the Company is not required to and does not intend to proceed unless the Indianapolis and Dayton projects are fully funded. This delay necessitated and resulted in the extension of the franchising agreements into the third quarter of 2002.

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

In June 2001, the Indiana Air Pollution Control Board adopted final rules to achieve the NOx emission reductions required by the NOx SIP Call. Indiana's SIP requires the Company to lower its system-wide NOx emissions to .14 lbs./MMBTU by May 31, 2004 (the compliance date). This is a 65% reduction from emission levels existing in 1998 and 1999.

The Company has initiated steps toward compliance with the revised regulations. These steps include installing Selective Catalytic Reduction (SCR) systems at Culley Generating Station Unit 3 (Culley), Warrick Generating Station Unit 4, and A.B. Brown Generating Station Units 1 and 2. SCR systems reduce flue gas NOx emissions to atmospheric nitrogen and water using ammonia in a chemical reaction. This technology is known to be the most effective method of reducing NOx emissions where high removal efficiencies are required.

On August 28, 2001, the IURC issued an order that (1) approved the Company's proposed project to achieve environmental compliance by investing in clean coal technology, (2) approved the Company's initial cost estimate of $198 million for the construction, subject to periodic review of the actual costs incurred, and
(3) approved a mechanism whereby, prior to an electric base rate case, the Company may recover through a rider that is updated every six months a return on its capital costs for the project, at its overall cost of capital, including a return on equity. The first rider adjustment for ongoing cost recovery was approved by the IURC on February 6, 2002.

The Company has recently filed another proceeding with the IURC to receive approval of additional capital costs and to obtain approval for recovery of future operating costs, including depreciation, related to the SCR's through a rider mechanism. Based on the level of system-wide emissions reductions required and the control technology utilized to achieve the reductions, the current estimated construction cost ranges from $240 million to $250 million and is expected to be expended during the 2001-2006 period. Through June 30, 2002, $41.0 million has been expended. After the equipment is installed and operational, related additional annual operating expenses, including depreciation expense, are estimated to be between $24 million and $27 million.

The Company expects to achieve timely compliance as a result of the project. Construction of the first SCR at Culley is nearing completion on schedule, and installation of SCR technology as planned is expected to reduce the Company's overall NOx emissions to levels compliant with Indiana's NOx emissions budget allotted by the USEPA. Therefore, the Company has recorded no accrual for potential penalties that may result from noncompliance.

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

SIGECO believes it performed only maintenance, repair and replacement activities at the Culley Generating Station, as allowed under the Act. Because proper maintenance does not require permits, application of the best available control technology, notice to the USEPA, or compliance with new source performance standards, SIGECO believes that the lawsuit is without merit, and intends to vigorously defend itself. Since the filing of this lawsuit, the USEPA has voluntarily dismissed a majority of the claims brought in its original compliant. In its original complaint, USEPA alleged significant emissions increases of three pollutants for each of four maintenance projects. Currently, USEPA is alleging only significant emission increases of a single pollutant at three of the four maintenance projects cited in the original complaint.

The lawsuit seeks fines against SIGECO in the amount of $27,500 per day per violation. However, on July 29, 2002, the Court ruled that USEPA could not seek civil penalties for two of the three remaining projects at issue in the litigation, significantly reducing potential civil penalty exposure. The lawsuit also seeks a court order requiring SIGECO to install the best available emissions technology at the Culley Generating Station. If the USEPA were successful in obtaining an order, SIGECO estimates that in response it could incur capital costs of approximately $20 million to $40 million to comply with the order.

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

Indiana Gas has identified the existence, location and certain general characteristics of 26 gas manufacturing and storage sites for which it may have some remedial responsibility. Indiana Gas has completed a remedial investigation/feasibility study (RI/FS) at one of the sites under an agreed order between Indiana Gas and the IDEM, and a Record of Decision was issued by the IDEM in January 2000. Although Indiana Gas has not begun an RI/FS at additional sites, Indiana Gas has submitted several of the sites to the IDEM's Voluntary Remediation Program and is currently conducting some level of remedial activities including groundwater monitoring at certain sites where deemed appropriate and will continue remedial activities at the sites as appropriate and necessary.

In conjunction with data compiled by expert consultants, Indiana Gas has accrued the estimated costs for further investigation, remediation, groundwater monitoring and related costs for the sites. While the total costs that may be incurred in connection with addressing these sites cannot be determined at this time, Indiana Gas has recorded costs that it reasonably expects to incur totaling approximately $20.4 million.

The estimated accrued costs are limited to Indiana Gas' proportionate share of the remediation efforts. Indiana Gas has arrangements in place for 19 of the 26 sites with other potentially responsible parties (PRP), which serve to limit Indiana Gas' share of response costs at these 19 sites to between 20% and 50%.

With respect to insurance coverage, Indiana Gas has received and recorded settlements from all known insurance carriers in an aggregate amount approximating $20.4 million.

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

In June of 2002, the Company received a request from the IDEM concerning information on any manufactured gas plant sites which the Company has not enrolled in IDEM's Voluntary Remediation Program, specifically five sites which were owned and/or operated by SIGECO. Preliminary site investigations conducted by SIGECO in the mid-1990's confirmed that based upon the conditions known at the time, the sites posed no risk to human health or the environment.

9.   Energy Marketing Activities

When generation capacity is not needed to serve utility customers, the Company markets available power from its owned generation assets to better utilize and optimize the return on these key assets. The contracts entered into are primarily "buy-sell" transactions, short-term in nature, and expose the Company to limited market risk. During 2002, the Company has increased its activity in the wholesale market. With the exception of those contracts subject to the normal purchase and sale exclusion, commodity contracts are accounted for at market value. As of June 30, 2002, contracts had a net asset value of $0.1 million compared to a net asset value of $3.2 million at December 31, 2001. The Company has determined these energy marketing contracts are derivatives within the scope of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities."

Contracts recorded at market value are recorded as current or noncurrent assets or liabilities in the Consolidated Condensed Balance Sheets depending on their value and on when the contracts are expected to be settled. Changes in market value, which is a function of the normal decline in fair value as earnings are realized and the fluctuation in fair value resulting from price volatility, are recorded in purchased electric energy in the Consolidated Condensed Statements of Income. Market value is determined using quoted market prices from independent sources, or absent quoted market prices, other valuation techniques.

Forward sale contracts, premiums received for written options, and proceeds received from exercised options are recorded when settled as electric utility revenues in the Consolidated Condensed Statements of Income. Forward purchase contracts, premiums paid for purchased options, and proceeds paid for exercising options are recorded when settled in purchased electric energy in the Consolidated Condensed Statements of Income. Contracts with counter-parties subject to master netting arrangements are presented net in the Consolidated Condensed Balance Sheets.

Power marketing contracts at June 30, 2002 totaled $9.7 million of prepayments and other current assets and $9.6 million of accrued liabilities, compared to $5.2 million of prepayments and other current assets and $2.0 million of accrued liabilities at December 31, 2001. The change in the net value of these contracts to $0.1 million at June 30, 2002 from $3.2 million at December 31, 2001 resulted in an unrealized loss of $0.1 million and $3.1 million, respectively, for the three and six months ended June 30, 2002. For the three and six months ended June 30, 2001, the Company's power marketing operations resulted in unrealized losses of $7.9 million and $2.4 million, respectively. Including these unrealized changes in fair value, overall margin (revenue net of purchased power) from power marketing operations for the three and six months ended June 30, 2002 was $2.4 million and $3.4 million, respectively, and for the three and six months ended June 30, 2001 was ($4.6) million and $6.8 million, respectively.

10.  Segment Reporting

The Company had four operating segments during the three and six months ended June 30, 2002: (1) Gas Utility Services, (2) Electric Utility Services, (3) Nonregulated Operations, and (4) Corporate and Other. The Gas Utility Services segment provides natural gas distribution and transportation services in nearly two-thirds of Indiana and west central Ohio. The Electric Utility Services segment provides electricity to primarily southwestern Indiana. The Nonregulated Operations segment is comprised of various subsidiaries and affiliates offering and investing in energy marketing and services, coal mining, utility infrastructure services, and broadband communications among other energy-related opportunities. The Corporate and Other segment provides general and administrative support and assets, including computer hardware and software, to the Company's other operating segments. Data for the three and six months ended June 30, 2001 has been restated to conform to the current year presentation. The following tables provide information about business segments.

                                        Three Months           Six Months
                                       Ended June 30,        Ended June 30,
                                    -------------------  ----------------------
In millions                            2002       2001        2002        2001
                                    --------   --------  ----------  ----------
Operating Revenues
     Gas Utility Services           $  139.8   $  154.6  $    496.9  $    678.3
     Electric Utility Services         158.9       95.0       285.7       183.2
     Nonregulated Operations           104.1      193.4       269.4       477.0
     Corporate & Other                   5.6        9.0        11.3        17.9
     Intersegment Eliminations         (21.5)     (18.9)      (41.2)      (39.4)
                                      ------    -------    --------    --------
         Total operating revenues   $  386.9   $  433.1  $  1,022.1  $  1,317.0
                                      ======    =======    ========    ========

Net Income (Loss)
     Gas Utility Services           $   (3.1)  $  (16.1) $     29.8  $      2.7
     Electric Utility Services          12.2        3.2        19.9        20.1
     Nonregulated Operations             4.0       (2.6)        9.0         4.9
     Corporate & Other                   1.2       (2.2)        1.2        (1.0)
                                      ------     ------    --------    --------
         Net income (loss)          $   14.3   $  (17.7) $     59.9  $     26.7
                                      ======     ======    ========    ========


                                     June 30, December 31,
                                      2002        2001
                                    --------   --------
Identifiable Assets
     Gas Utility Services           $1,404.8   $1,580.2
     Electric Utility Services         841.2      811.2
     Nonregulated Operations           390.0      466.1
     Corporate & Other                 143.1      152.4
     Intersegment Eliminations         (58.8)    (153.1)
                                     -------    -------
         Total identifiable assets  $2,720.3   $2,856.8
                                     =======    =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                           Description of the Business

Vectren Corporation (the Company or Vectren), an Indiana corporation, is an energy and applied technology holding company headquartered in Evansville, Indiana. The Company was organized on June 10, 1999 solely for the purpose of effecting the merger of Indiana Energy, Inc. (Indiana Energy) and SIGCORP, Inc. (SIGCORP). On March 31, 2000, the merger of Indiana Energy with SIGCORP and into Vectren was consummated with a tax-free exchange of shares and has been accounted for as a pooling-of-interests in accordance with APB Opinion No. 16 "Business Combinations."

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

The Company is also involved in nonregulated activities in four primary business areas: Energy Marketing and Services, Coal Mining, Utility Infrastructure Services, and Broadband. Energy Marketing and Services markets natural gas and provides energy management, including energy performance contracting services. Coal Mining mines and sells coal to the Company's utility operations and to other parties and generates Internal Revenue Service (IRS) Code Section 29 investment tax credits relating to the production of coal-based synthetic fuels. Utility Infrastructure Services provides underground construction and repair, facilities locating, and meter reading services. Broadband invests in broadband communication services such as analog and digital cable television, high-speed Internet and data services, and advanced local and long distance phone services. In addition, the nonregulated group has investments in other businesses that invest in energy-related opportunities and provide utility services, municipal broadband consulting, retail services, and real estate and leveraged lease investments.

                       Consolidated Results of Operations

                                                  Three Months        Six Months
                                                 Ended June 30,     Ended June 30,
                                                ----------------   ----------------
In millions, except per share amounts            2002      2001     2002      2001
---------------------------------------------   ------   -------   ------   -------
Net income (loss), as reported                  $ 14.3   $ (17.7)  $ 59.9   $  26.7
    Restructuring costs - net of tax               -         7.3      -         7.3
    Merger & integration costs - net of tax        -         1.7      -         4.0
    Extraordinary loss - net of tax                -         7.7      -         7.7
    Cumulative effect of change in accounting
     principle - net of tax                        -         -        -        (3.9)
                                                ------    ------   ------    ------
Net income (loss) before nonrecurring items     $ 14.3   $  (1.0)  $ 59.9   $  41.8
                                                ======    ======   ======    ======
    Attributed to:
     Regulated                                  $  9.1   $  (4.5)  $ 49.7   $  29.6
     Nonregulated                                  4.0       5.5      9.0      13.0
     Corporate & other                             1.2      (2.0)     1.2      (0.8)
                                                ------    ------   ------    ------
Basic earnings (loss) per share, as reported    $ 0.21   $ (0.26)  $ 0.89   $  0.40
    Restructuring costs                            -        0.11      -        0.11
    Merger & integration costs                     -        0.03      -        0.06
    Extraordinary loss                             -        0.11      -        0.12
    Cumulative effect of change in accounting
      principle                                    -         -        -       (0.06)
                                                ------    ------   ------    ------
Basic earnings (loss) per share before
   nonrecurring items                           $ 0.21   $ (0.01)  $ 0.89   $  0.63
                                                ======    ======   ======    ======
    Attributed to:
     Regulated                                  $ 0.14   $ (0.07)  $ 0.74   $  0.44
     Nonregulated                                 0.06      0.08     0.13      0.20
     Corporate & other                            0.01     (0.02)    0.02     (0.01)


Overview

For the three months ended June 30, 2002, net income was $14.3 million, or $0.21 per share, compared to a net loss of $17.7 million, or $0.26 per share in 2001. For the six months ended June 30, 2002, net income was $59.9 million, or $0.89 per share, compared to net income of $26.7 million, or $0.40 per share in 2001. The $32.0 million increase for the three month period and the $33.2 million increase for the six month period results primarily from the nonrecurring charges related to merger and integration, restructuring, and the extraordinary loss resulting from leveraged lease dispositions reported in 2001. The increase for the six-month period is offset by the cumulative effect recorded on adoption of Statement of Financial Accounting Standard No 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133).

Net income before the impact of these nonrecurring items for the three months ended June 30, 2002 was also positively affected compared to the prior year by the accrual of carrying costs on the Company's demand side management programs consistent with an existing IURC rate order, increased margin from favorable weather, merger synergies, and increased earnings from the Energy Marketing and Services Group, a component of Nonregulated operations. However, these increases were offset somewhat by decreased interest and leveraged lease income due to the divestiture of notes receivable and leveraged lease investments in 2001. In addition, a change in Indiana tax laws, enacted in June 2002, negatively impacted earnings, resulting from the recalculation of deferred tax assets and liabilities.

Results for the six-month period were also positively affected by a return to lower gas prices and the related reduction in costs incurred in 2001, but were negatively impacted by warm weather during the peak 2001-2002 heating season and decreased nonregulated earnings due to a 2001 gain from the sale of an investment in a gathering and processing company.

Dividends

Dividends declared for the three and six months ended June 30, 2002 were $0.265 per share and $0.530 per share, respectively, compared to $0.255 per share and $0.510 per share for the same periods in 2001.

New Accounting Principles

EITF 02-03

In June 2002, the EITF reached a final consensus in EITF Issue 02-03 "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" (EITF 02-03) that states mark-to-market gains and losses on energy trading contracts (whether realized or unrealized and whether financially or physically settled) should be shown net in the income statement and that expanded disclosure of energy trading activities is required. This consensus is effective for periods ending after July 15, 2002, with reclassification of prior period amounts required.

The Company currently accounts for all its power and gas marketing contracts at gross in the Consolidated Condensed Statements of Income. The Company has reviewed all of its current power marketing contracts and all contracts closed in prior periods and identified no energy trading contracts subject to EITF 02-03.

SFAS 142

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). The Company adopted the provisions of SFAS 142, as required on January 1, 2002. SFAS 142 changed the accounting for goodwill from an amortization approach to an impairment-only approach. Thus, amortization of goodwill that is not included as an allowable cost for rate-making purposes ceased upon adoption of this statement. This includes goodwill recorded in past business combinations, such as the Company's acquisition of the Ohio operations. Goodwill is to be tested for impairment at a reporting unit level at least annually.

SFAS 142 also required the initial impairment review of all goodwill within six months of the adoption date. The impairment review consisted of a comparison of the fair value of a reporting unit to its carrying amount. If the fair value of a reporting unit is less than its carrying amount, an impairment loss would be recognized. Results of the initial impairment review were to be treated as a change in accounting principle in accordance with APB Opinion No. 20 "Accounting Changes." An impairment loss recognized as a result of an impairment test occurring after the initial impairment review is to be reported as a part of operations. SFAS 142 also changed certain aspects of accounting for other intangible assets; however, the Company does not have any significant other intangible assets.

As required by SFAS 142, amortization of goodwill relating to the acquisition of the Ohio operations, which approximates $5.0 million per year, ceased on January 1, 2002. Initial impairment reviews to be performed within six months of adoption of SFAS 142 were completed and resulted in no impairment.

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

Indiana Tax Legislation

The Indiana General Assembly enacted tax-restructuring legislation in June 2002 that included an increase in taxes imposed on income, effectively increasing Vectren's state income tax rate from 4.5% to 8.5%. Other changes in Indiana tax provisions include reductions in property taxes and the repeal of the Gross Income Tax coupled with the enactment of a new Utility Receipts Tax. Although the new law is not effective until January 1, 2003, the Company reduced non-regulated earnings by $1.1 million in June 2002 to record recalculated deferred tax obligations and earnings from leveraged lease investments at the date of enactment of the law. The impact of the tax rate change on the deferred taxes of the regulated operations is reflected as a regulatory asset for future recovery in rates.

Results of Operations by Business Segment

The following is a more detailed discussion of the results of operations of the Company's regulated and nonregulated businesses. The detailed results of operations for the regulated businesses and nonregulated businesses are presented and analyzed before the reclassification and elimination of certain intersegment transactions necessary to consolidate those results into the Company's Consolidated Condensed Statements of Income. The operations of the Corporate and Other business segment, which include primarily information technology services, are not significant.

                Results of Operations of the Regulated Businesses

The Company's regulated operations are comprised of its Gas Utility Services and Electric Utility Services segments. The Gas Utility Services segment includes the operations of Indiana Gas, the Ohio operations, and SIGECO's natural gas distribution business and provides natural gas distribution and transportation services to nearly two-thirds of Indiana and west central Ohio. The Electric Utility Services segment includes SIGECO's power supply operations, power marketing operations, and electric transmission and distribution services that provide electricity to primarily southwestern Indiana.

Operating Results

The results of regulated operations before certain intersegment eliminations and reclassifications for the three and six months ended June 30, 2002 and 2001 are as follows:

                                                    Three Months           Six Months
                                                   Ended June 30,        Ended June 30,
                                                 ------------------    ------------------
In millions, except per share amounts              2002       2001       2002       2001
-------------------------------------------      -------    -------    -------   --------
OPERATING REVENUES
   Gas utility                                   $ 139.8    $ 154.6    $ 496.9   $  678.3
   Electric utility                                158.9       95.0      285.7      183.2
                                                 -------    -------    -------    -------
     Total operating revenues                      298.7      249.6      782.6      861.5
                                                 -------    -------    -------    -------

COST OF OPERATING REVENUES
   Cost of gas                                      82.2       94.8      312.6      498.9
   Fuel for electric generation                     19.0       17.8       36.8       35.8
   Purchased electric energy                        87.0       33.6      146.8       46.8
                                                 -------    -------    -------    -------
     Total cost of operating revenues              188.2      146.2      496.2      581.5
                                                 -------    -------    -------    -------
TOTAL OPERATING MARGIN                             110.5      103.4      286.4      280.0
OPERATING EXPENSES
   Other operating                                  55.3       61.0      111.1      122.8
   Merger & integration costs                        -          -          -          0.7
   Restructuring costs                               -         10.8        -         10.8
   Depreciation & amortization                      23.9       24.7       47.5       49.5
   Income tax                                        3.6       (7.3)      25.9       10.5
   Taxes other than income taxes                    10.2       10.7       28.1       29.8
                                                 -------    -------    -------    -------
     Total operating expenses                       93.0       99.9      212.6      224.1
                                                 -------    -------    -------    -------
OPERATING INCOME                                    17.5        3.5       73.8       55.9
OTHER INCOME
    Equity in earnings of unconsolidated
     affiliates                                     (0.4)       -         (1.0)       -
   Other - net                                       8.3        1.1       10.1        0.2
                                                 -------    -------    -------    -------
     Total other income                              7.9        1.1        9.1        0.2
                                                 -------    -------    -------    -------
Interest expense                                    16.3       17.2       33.2       36.7
Preferred dividend requirement of
  subsidiary                                         -          0.3        -          0.5
                                                 -------    -------    -------    -------
Income (loss) before cumulative effect of
  change in accounting principle                     9.1      (12.9)      49.7       18.9
                                                 -------    -------    -------    -------
Cumulative effect of change in accounting
     principle - net of tax                          -          -          -          3.9
                                                 -------    -------    -------    -------
NET INCOME (LOSS), AS REPORTED                   $   9.1    $ (12.9)   $  49.7   $   22.8
                                                 -------    -------    -------    -------
   Restructuring costs - net of tax                  -          6.7        -          6.7
   Merger & integration costs - net of tax           -          1.7        -          4.0
   Cumulative effect of change in accounting
     principle - net of tax                          -          -          -         (3.9)
                                                 -------    -------    -------    -------
NET INCOME (LOSS) BEFORE NONRECURRING
   ITEMS                                         $   9.1    $  (4.5)   $  49.7   $   29.6
                                                 =======    =======    =======    =======
EARNINGS (LOSS) PER SHARE, AS REPORTED           $  0.14    $ (0.19)   $  0.74   $   0.34
   Restructuring costs                               -         0.10        -         0.10
   Merger & integration costs                        -         0.02        -         0.06
   Cumulative effect of change in accounting
      principle                                      -          -          -        (0.06)
EARNINGS (LOSS) PER SHARE BEFORE                 -------    -------    -------    -------
  NONRECURRING ITEMS                             $  0.14    $ (0.07)   $  0.74   $   0.44
                                                 =======    =======    =======    =======

Regulated utility operations contributed net income of $9.1 million, or $0.14 per share, for the three months ended June 30, 2002 compared to a net loss of $12.9 million, or $0.19 per share for the same period in 2001. The results for regulated operations increased due to the accrual of carrying costs on the Company's demand side management programs consistent with an existing IURC rate order, merger synergies, increased margin due to favorable weather, and the completion of merger and restructuring activities and related costs.

Regulated utility operations contributed net income of $49.7 million, or $0.74 per share, for the six months ended June 30, 2002 compared to $22.8 million, or $0.34 per share, for the same period in 2001. In addition to the increases affecting the quarterly results, the year-to-date period was favorably impacted by the return to lower gas prices and the related reduction in costs incurred in 2001. These increases were offset by decreased margins from non-firm wholesale electric sales and the effects of warm weather during the peak heating season.

Utility Margin

Gas Utility Margin
Gas Utility margin for the three months ended June 30, 2002 was favorably impacted by rate recovery of excise taxes in Ohio effective July 1, 2001, an increase in the Ohio Percentage of Income Payment Plan (PIPP) rider, customer growth, and weather considerably cooler during April and May than in the prior year. The effects of cooler weather and customer growth resulted in an overall 5% increase in total throughput to 35.5 MMDth in 2002 from 33.7 MMDth in 2001. However, the timing of the cooler weather and other adjustments offset these factors, resulting in an overall 3.6% decrease in margin when compared to the prior year.

Total cost of gas sold was $82.2 million for the three months ended June 30, 2002 and $94.8 million in 2001. Total cost of gas sold decreased $12.6 million, or 13%, during 2002 compared to 2001, primarily due to a return to lower gas prices. The total average cost per dekatherm of gas purchased for the three months ended June 30, 2002 was $4.44 compared to $6.03 for the same period in 2001.

Gas Utility margin for the six months ended June 30, 2002 of $184.3 million increased $4.9 million, or 3%, compared to 2001. The increase is primarily due to rate recovery of excise taxes in Ohio effective July 1, 2001, an increase in the PIPP rider and customer growth. These favorable impacts were offset somewhat by warmer weather compared to the prior year during the peak heating season. The effects of warmer weather during peak heating periods resulted in an overall 3% decrease in total throughput to 113.4 MMDth in 2002 from 116.4 MMDth in 2001.

Total cost of gas sold was $312.6 million for the six months ended June 30, 2002 and $498.9 million in 2001. Total cost of gas sold decreased $186.3 million, or 37%, during 2002 compared to 2001, primarily due to a return to lower gas prices. The total average cost per dekatherm of gas purchased for the six months ended June 30, 2002 was $4.45 compared to $7.17 for the same period in 2001.

Electric Utility Margin
Electric Utility margin for the three months ended June 30, 2002 of $52.9 million increased $9.3 million, or 21%, from 2001 primarily due to fluctuations in fair value of derivative contracts. Non-firm wholesale margins in 2001 reflect a $7.9 million reduction due to fair value fluctuations, compared to a $0.1 million reduction in 2002. The remaining increase, attributable to retail and firm wholesale sales, results from weather 16% warmer than normal and 10% warmer than the prior year and a cash return on NOx compliance expenditures pursuant to a rate recovery rider approved by the IURC in August 2001.

Electric Utility margin for the six months ended June 30, 2002 of $102.1 million increased $1.5 million, or 1%, from 2001 due to the effects of warmer weather, offset somewhat by decreases in non-firm wholesale margin.

When generation capacity is not needed to serve utility customers, the Company markets available power from its owned generation assets to better utilize and optimize the return on these key assets. The contracts entered into are primarily "buy-sell" transactions, short-term in nature, and expose the Company to limited market risk. During 2002, the Company has increased its activity in the wholesale market, as evidenced by increased electric revenues and purchased power. While volumes both sold and purchased have increased during 2002, margins have softened this year as a result of reduced price volatility. As a result of increased activity offset by reduced price volatility, non-firm wholesale power margins decreased $3.4 million for the year-to-date period.

Utility Operating Expenses

Utility Other Operating
Utility other operating expenses decreased $5.7 million for the three months ended June 30, 2002 and decreased $11.7 million for the six months ended June 30, 2002 when compared to the prior year periods. The decreases result primarily from lower charges for the use of corporate assets related to those assets which had useful lives shortened as a result of the merger. Also contributing to the decreases are merger synergies, the timing of maintenance expenditures and increased uncollectible accounts expense in 2001 resulting from high gas costs.

Utility Depreciation & Amortization
Utility depreciation and amortization decreased $0.8 million for the three months ended June 30, 2002 and decreased $2.0 million for the six months ended June 30, 2002 when compared to the prior year periods. The decreases result from the discontinuance of goodwill amortization as required by SFAS 142, offset somewhat by depreciation of plant additions.

Utility Income Tax Expense
Federal and state income taxes related to utility operations increased $10.9 million for the three months ended June 30, 2002 and increased $15.4 million for the six months ended June 30, 2002 when compared to the prior year periods. The increases result from higher pre-tax earnings offset somewhat by a small decrease in the current year effective tax rate.

Utility Taxes Other Than Income Taxes
Utility taxes other than income taxes decreased $0.5 million for the three months ended June 30, 2002 and decreased $1.7 million for the six months ended June 30, 2002 when compared to the prior year periods. The decreases result primarily from a decrease in gross receipts and excises taxes as a result of lower gas prices and lower volumes in the six-month period.

Utility Other Income, Net

Utility other income, net increased $7.2 million for the three months ended June 30, 2002 and increased $9.9 million for the six months ended June 30, 2002 when compared to the prior year periods. The increases are attributable to the accrual of $5.2 million in carrying costs for demand side management programs not currently in rates pursuant to an existing IURC rate order and $1.8 million from the sale of excess emission allowances and other assets. In addition, the six month period is further affected by 2001 contributions made to low income heating assistance programs to assist customers with their increased utility bills reflecting higher gas costs.

Utility Interest Expense

Utility interest expense decreased $0.9 million for the three months ended June 30, 2002 and decreased $3.5 million for the six months ended June 30, 2002 when compared to the prior year periods. The decreases result from lower interest rates on variable rate debt and lower outstanding balances. The reduced short-term debt outstanding is due primarily to decreased working capital requirements resulting from a return to lower gas prices.

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

In June 2001, the Indiana Air Pollution Control Board adopted final rules to achieve the NOx emission reductions required by the NOx SIP Call. Indiana's SIP requires the Company to lower its system-wide NOx emissions to .14 lbs./MMBTU by May 31, 2004 (the compliance date). This is a 65% reduction from emission levels existing in 1998 and 1999.

The Company has initiated steps toward compliance with the revised regulations. These steps include installing Selective Catalytic Reduction (SCR) systems at Culley Generating Station Unit 3 (Culley), Warrick Generating Station Unit 4, and A.B. Brown Generating Station Units 1 and 2. SCR systems reduce flue gas NOx emissions to atmospheric nitrogen and water using ammonia in a chemical reaction. This technology is known to be the most effective method of reducing NOx emissions where high removal efficiencies are required.

On August 28, 2001, the IURC issued an order that (1) approved the Company's proposed project to achieve environmental compliance by investing in clean coal technology, (2) approved the Company's initial cost estimate of $198 million for the construction, subject to periodic review of the actual costs incurred, and
(3) approved a mechanism whereby, prior to an electric base rate case, the Company may recover through a rider that is updated every six months a return on its capital costs for the project, at its overall cost of capital, including a return on equity. The first rider adjustment for ongoing cost recovery was approved by the IURC on February 6, 2002.

The Company has recently filed another proceeding with the IURC to receive approval of additional capital costs and to obtain approval for recovery of future operating costs, including depreciation, related to the SCR's through a rider mechanism. Based on the level of system-wide emissions reductions required and the control technology utilized to achieve the reductions, the current estimated construction cost ranges from $240 million to $250 million and is expected to be expended during the 2001-2006 period. Through June 30, 2002, $41.0 million has been expended. After the equipment is installed and operational, related additional annual operating expenses, including depreciation expense, are estimated to be between $24 million and $27 million.

The Company expects to achieve timely compliance as a result of the project. Construction of the first SCR at Culley is nearing completion on schedule, and installation of SCR technology as planned is expected to reduce the Company's overall NOx emissions to levels compliant with Indiana's NOx emissions budget allotted by the USEPA. Therefore, the Company has recorded no accrual for potential penalties that may result from noncompliance.

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

SIGECO believes it performed only maintenance, repair and replacement activities at the Culley Generating Station, as allowed under the Act. Because proper maintenance does not require permits, application of the best available control technology, notice to the USEPA, or compliance with new source performance standards, SIGECO believes that the lawsuit is without merit, and intends to vigorously defend itself. Since the filing of this lawsuit, the USEPA has voluntarily dismissed a majority of the claims brought in its original compliant. In its original complaint, USEPA alleged significant emissions increases of three pollutants for each of four maintenance projects. Currently, USEPA is alleging only significant emission increases of a single pollutant at three of the four maintenance projects cited in the original complaint.

The lawsuit seeks fines against SIGECO in the amount of $27,500 per day per violation. However, on July 29, 2002, the Court ruled that USEPA could not seek civil penalties for two of the three remaining projects at issue in the litigation, significantly reducing potential civil penalty exposure. The lawsuit also seeks a court order requiring SIGECO to install the best available emissions technology at the Culley Generating Station. If the USEPA were successful in obtaining an order, SIGECO estimates that in response it could incur capital costs of approximately $20 million to $40 million to comply with the order.

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

Indiana Gas has identified the existence, location and certain general characteristics of 26 gas manufacturing and storage sites for which it may have some remedial responsibility. Indiana Gas has completed a remedial investigation/feasibility study (RI/FS) at one of the sites under an agreed order between Indiana Gas and the IDEM, and a Record of Decision was issued by the IDEM in January 2000. Although Indiana Gas has not begun an RI/FS at additional sites, Indiana Gas has submitted several of the sites to the IDEM's Voluntary Remediation Program and is currently conducting some level of remedial activities including groundwater monitoring at certain sites where deemed appropriate and will continue remedial activities at the sites as appropriate and necessary.

In conjunction with data compiled by expert consultants, Indiana Gas has accrued the estimated costs for further investigation, remediation, groundwater monitoring and related costs for the sites. While the total costs that may be incurred in connection with addressing these sites cannot be determined at this time, Indiana Gas has recorded costs that it reasonably expects to incur totaling approximately $20.4 million.

The estimated accrued costs are limited to Indiana Gas' proportionate share of the remediation efforts. Indiana Gas has arrangements in place for 19 of the 26 sites with other potentially responsible parties (PRP), which serve to limit Indiana Gas' share of response costs at these 19 sites to between 20% and 50%.

With respect to insurance coverage, Indiana Gas has received and recorded settlements from all known insurance carriers in an aggregate amount approximating $20.4 million.

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

In June of 2002, the Company received a request from the IDEM concerning information on any manufactured gas plant sites which the Company has not enrolled in IDEM's Voluntary Remediation Program, specifically five sites which were owned and/or operated by SIGECO. Preliminary site investigations conducted by SIGECO in the mid-1990's confirmed that based upon the conditions known at the time, the sites posed no risk to human health or the environment.

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

Operating Results

The results of nonregulated operations before certain intersegment eliminations and reclassifications for the three and six months ended June 30, 2002 and 2001 are as follows:

                                               Three Months           Six Months
                                              Ended June 30,        Ended June 30,
                                            ------------------   -------------------
In millions, except per share amounts         2002       2001       2002       2001
-------------------------------------       -------   --------   --------   --------
Energy services & other revenues            $  88.2   $  183.5   $  239.5   $  455.5
Cost of energy services & other                79.1      177.0      218.5      438.8
                                            -------    -------    -------    -------
TOTAL OPERATING MARGIN                          9.1        6.5       21.0       16.7

Intersegment revenues, net of costs             0.8        0.5        1.6        0.9
Operating expenses                              9.9        7.5       19.0       15.2
Restructuring costs                             -          0.6        -          0.6
                                            -------    -------    -------    -------
OPERATING INCOME (LOSS)                         -         (1.1)       3.6        1.8
                                            -------    -------    -------    -------
Other income:
    Equity in earnings of unconsolidated
      affiliates                                4.1        4.4        7.1       10.4
    Other - net                                (0.5)       3.8        0.1        7.4
                                            -------    -------    -------    -------
      Total other income                        3.6        8.2        7.2       17.8
                                             ------    -------    -------    -------
Interest expense                                2.2        3.3        4.5        6.4
                                            -------    -------    -------    -------
INCOME BEFORE TAXES                             1.4        3.8        6.3       13.2
                                            -------    -------    -------    -------
Income taxes                                   (2.6)      (1.1)      (2.5)       0.8
Minority interest in subsidiary                 -         (0.2)      (0.2)      (0.2)
                                            -------    -------    -------    -------
INCOME BEFORE EXTRAORDINARY LOSS                4.0        5.1        9.0       12.6
                                            -------    -------    -------    -------
Extraordinary loss - net of tax                 -          7.7        -          7.7
                                            -------    -------    -------    -------
NET INCOME (LOSS), AS REPORTED              $   4.0   $   (2.6)  $    9.0   $    4.9
                                            -------    -------    -------    -------
    Restructuring costs - net of tax            -          0.4        -          0.4
    Extraordinary loss - net of tax             -          7.7        -          7.7
                                            -------    -------    -------    -------
NET INCOME BEFORE NONRECURRING ITEMS        $   4.0   $    5.5   $    9.0   $   13.0
                                            =======    =======    =======    =======
EARNINGS (LOSS) PER SHARE, AS REPORTED      $  0.06   $  (0.04)  $   0.13   $   0.07

    Restructuring costs                         -         0.01       -          0.01
    Extraordinary loss                          -         0.11       -          0.12
                                            --------   -------    -------    -------
EARNINGS PER SHARE BEFORE
   NONRECURRING ITEMS                       $  0.06   $   0.08   $   0.13   $   0.20
                                            =======    =======    =======    =======

For the three and six months ended June 30, 2002, earnings from nonregulated operations increased $6.6 million, or $0.10 per share, and $4.1, or $0.06 per share, respectively. The increases are primarily attributable to the nonrecurring charges incurred during 2001. Earnings before these nonrecurring charges decreased $1.5 million for the three month period and $4.0 million for the six month period.

The decrease in the quarter is attributable to a change in Indiana corporate income tax laws enacted in June 2002, which required the recalculation of deferred tax obligations and earnings from leveraged lease investments at the date of enactment of the law, and lower interest and leveraged lease income resulting from a divestiture of notes receivable and leveraged lease investments in the second and fourth quarters of 2001, offset by increased earnings from the Energy Marketing and Services Group. In addition to these factors, the six months ended June 30, 2002 is also affected by a 2001 after tax gain of $2.4 million from the sale of an investment in a gathering and processing company.

In February 2002, Vectren announced its intention to integrate the operations of its wholly owned subsidiary SIGCORP Energy Services, LLC (SES) with ProLiance. SES provides natural gas and related services to SIGECO and others. Effective June 1, 2002, the integration was completed. In exchange for the contribution of SES' net assets totaling $19.4 (including cash of $2.2 million), Vectren's allocable share of ProLiance's profits and losses increased from 52.5% to 61%, consistent with Vectren's new ownership percentage. However, governance, including voting rights, remain at 50% for each member. As governance of ProLiance remains equal between the members, Vectren continues to account for its investment in ProLiance using the equity method of accounting.

Prior to June 1, 2002, SES' operating results were consolidated. Subsequent to June 1, 2002, SES' operating results, now part of ProLiance, are reflected in equity in earnings of unconsolidated affiliates. The transfer of net assets was accounted for at book value consistent with joint venture accounting and did not result in any gain or loss.

Energy Services & Other Revenues

Revenues from Vectren's non-utility operations (primarily the operating companies of its Energy Marketing and Services, excluding ProLiance which is reported as equity in earnings of unconsolidated affiliates, as described below, and Coal Mining groups) for the three and six months ended June 30, 2002 decreased $95.3 million, or 52%, and $216.0 million, or 47%, respectively, when compared to the prior year. The significant decrease is attributable to Energy Marketing and Services' natural gas marketing operations, which reflect lower natural gas prices and exclude SES' June 2002 revenues due to its integration with ProLiance.

Costs of Energy Services & Other

Cost of energy services and other for the three and six months ended June 30, 2002 decreased $97.9 million and $220.3 million, respectively when compared to the prior year. These costs are primarily the cost of natural gas purchased for resale by Energy Marketing and Services' wholly owned gas marketing operations. The decrease is primarily due to lower per unit purchased gas costs and the exclusion of SES' June gas costs.

Nonregulated Margin

Margin from nonregulated operations for the three and six months ended June 30, 2002 was $9.1 million and $21.0 million, respectively. The increases of $2.6 million for the three month period and $4.3 million for the six month period when compared to the prior year periods is primarily due to expanded coal mining operations adding margin of $1.3 million for the three month period and $3.1 million for the six month period. The increase results from growth in third party sales and increased capacity. The increased capacity results from the Company's second mine which began operations in mid 2001. Margins from the formerly wholly owned natural gas operations of SES increased $1.5 million for the quarter and $1.8 million year to date. The increase is due to favorable spreads on gas contracts with sales prices fixed at gas rates existing early in the year and customer growth. Slight margin increases for both the quarter and year to date period from performance contracting operations were offset by a decrease in the operations of the Company's municipal broadband construction and consulting business.

Nonregulated Operating Expenses

Nonregulated operating expenses consist of other operating expenses, depreciation and amortization, and taxes other than income taxes. For the three and six months ended June 30, 2002, nonregulated operating expenses increased $2.4 million and $3.8 million, respectively. The increases are primarily attributable to amortization of mine development costs and depreciation of gas storage fields.

Nonregulated Other Income

Equity in Earnings of Unconsolidated Affiliates
For the three and six months ended June 30, 2002, earnings from unconsolidated affiliates decreased $0.3 million and $3.3 million, respectively, when compared to the prior year periods. The decrease for the three month period results from additional losses incurred by Pace Carbon Synfuels, LP (an investment that manufactures synthetic-based fuels and qualifies for Internal Revenue Code
Section 29 income tax credits) offset by increases in earnings from Energy Marketing and Services' investment in ProLiance and from investments in other businesses that invest in energy-related opportunities. The six-month period is further affected by a $3.9 million gain recognized in 2001 from the sale of Haddington Energy Partners, LP's investment in a gathering and processing company.

Nonregulated Other - Net
For the three and six months ended June 30, 2002, nonregulated other - net decreased $4.3 million and $7.3 million, respectively, when compared to the prior year periods. The decrease in both periods is affected by lower interest and leveraged lease income resulting from a divestiture of notes receivable and leveraged lease investments in the second and fourth quarters of 2001. In addition, due to revisions to the Indiana corporate income tax rate enacted in June 2002, the Company recalculated the earnings of its remaining leveraged lease investments and recorded a $1.5 million pre-tax adjustment decreasing leveraged lease income.

Nonregulated Income Tax Expense

For the three and six months ended June 30, 2002, Federal and state income taxes related to nonregulated operations decreased $1.5 million and $3.3 million, respectively, when compared to the prior year periods. The decreases result from lower pre-tax earnings and a lower effective tax rate, offset by the recalculation of deferred tax liabilities at a newly enacted state rate. The effective tax rate is lower in 2002 primarily due to the utilization of tax credits, primarily Internal Revenue Code Section 29 income tax credits generated from the Company's investment in Pace Carbon Synfuels, LP.

Other Operating Matters

ProLiance Energy, LLC

ProLiance Energy, LLC (ProLiance), a nonregulated, energy marketing affiliate of Vectren and Citizens Gas and Coke Utility (Citizens Gas), began providing natural gas and related services to Indiana Gas, Citizens Gas, and others in April 1996. ProLiance also provides services to the Ohio operations and began providing service to SIGECO in 2002. ProLiance's primary business is optimizing the gas portfolios of utilities and providing services to large end use customers.

Regulatory Matters
The sale of gas and provision of other services to Indiana Gas by ProLiance is subject to regulatory review through the quarterly gas cost adjustment (GCA) process administered by the IURC. The sale of gas and provision of other services to the Ohio operations by ProLiance is subject to regulatory review through the quarterly gas cost recovery (GCR) process administered by the PUCO.

Specific to the sale of gas and provision of other services to Indiana Gas by ProLiance, on September 12, 1997, the IURC issued a decision finding the gas supply and portfolio administration agreements between ProLiance and Indiana Gas and ProLiance and Citizens Gas to be consistent with the public interest and that ProLiance is not subject to regulation by the IURC as a public utility. The IURC's decision reflected the significant gas cost savings to customers obtained through ProLiance's services and suggested that all material provisions of the agreements between ProLiance and the utilities are reasonable. Nevertheless, with respect to the pricing of gas commodity purchased from ProLiance, the price paid by ProLiance to the utilities for the prospect of using pipeline entitlements if and when they are not required to serve the utilities' firm customers, and the pricing of fees paid by the utilities to ProLiance for portfolio administration services, the IURC concluded that additional review in the GCA process would be appropriate and directed that these matters be considered further in the pending, consolidated GCA proceeding involving Indiana Gas and Citizens Gas.

In 2001, the IURC commenced processing the GCA proceeding regarding the three pricing issues. The IURC indicated that it would consider the prospective relationship of ProLiance with the utilities in this proceeding. On April 23, 2002, Indiana Gas and Citizens Gas, together with the Office of Utility Consumer Counselor and other consumer parties, entered into and filed with the IURC an agreement in principle setting forth the terms for resolution of all pending regulatory issues related to ProLiance. The parties submitted for IURC approval a final settlement on June 4, 2002. On July 23, 2002, the IURC approved the settlement filed by the parties. Any appeal of the IURC's approval order must be filed by August 23, 2002. The GCA proceeding has been concluded and new supply agreements between Indiana Gas, SIGECO, Citizens Gas, and ProLiance have been approved and extended through March 31, 2007. At June 30, 2002 and December 31, 2001, the Company has reserved approximately $4.0 million and $3.2 million, respectively, of ProLiance's after tax earnings for exposure from this GCA proceeding. Any additional effect on earnings as a result of the final settlement for past services provided to Indiana Gas by ProLiance is not material.

In addition to the above, the IURC order also allows that:
     |X| Natural gas will be purchased through a gas cost incentive mechanism that shares price risk and reward between the utilities and customers;
     |X| Beginning in 2004, ProLiance will provide the utilities with an interstate pipeline transport and storage service price discount, thus providing additional savings to customers;
     |X| As ProLiance continues to provide the utilities with its supply services, Citizens and Vectren will together annually provide an additional $2 million per year in customer benefits in 2003, 2004 and 2005; and
     |X| In 2006, the utilities will conduct a competitive bidding process for provision of gas supply services commencing in 2007.

Pre-tax income of $5.4 million and $4.0 million was recognized as ProLiance's contribution to earnings for the three months ended June 30, 2002 and 2001, respectively. Pre-tax income of $10.8 million and $9.6 million was recognized as ProLiance's contribution to earnings for the six months ended June 30, 2002 and 2001, respectively. Earnings recognized from ProLiance are included in equity in earnings of unconsolidated affiliates.

Utilicom Networks, LLC

Utilicom Networks, LLC (Utilicom) is a provider of bundled communication services through high capacity broadband networks, including analog and digital cable television, high-speed Internet, and advanced local and long distance phone services. The Company has a 14% interest in Class A units of Utilicom, which is accounted for using the equity method of accounting. The Company also has a minority interest in SIGECOM Holdings, Inc., which was formed by Utilicom to hold interests in SIGECOM, LLC (SIGECOM). The Company accounts for its investment in Holdings on the cost method. SIGECOM provides broadband services to the greater Evansville, Indiana, area. Utilicom also plans to provide broadband services to the greater Indianapolis, Indiana, and Dayton, Ohio, markets.

In July 2001, Utilicom announced a delay in funding of the Indianapolis and Dayton projects. This delay, with which Company management agrees, is due to the continued difficult environment within the telecommunication capital markets, which has prevented Utilicom from obtaining debt financing on terms it considers acceptable. While the existing investors are still committed to the Indianapolis and Dayton markets, the Company is not required to and does not intend to proceed unless the Indianapolis and Dayton projects are fully funded. This delay necessitated and resulted in the extension of the franchising agreements into the third quarter of 2002.

                               Financial Condition

The Company's equity capitalization objective is 40-50% of total capitalization. This objective may have varied, and will vary, depending on particular business opportunities and seasonal factors that affect the Company's operation. The Company's equity component was 46% and 45% of total capitalization, including current maturities of long-term debt and long-term debt subject to tender, at June 30, 2002 and December 31, 2001, respectively.

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

The Company expects the majority of its capital expenditures and debt security redemptions to be provided by internally generated funds; however, additional financing may be required in future years due to significant capital expenditure for NOx compliance equipment at SIGECO.

VUHI's and Indiana Gas' credit ratings on outstanding senior unsecured debt at March 31, 2002 are A-/A2 as rated by Standard and Poor's and Moody's, respectively. SIGECO's credit ratings on outstanding secured debt at March 31, 2002 are A-/A1. VUHI's commercial paper has a credit rating of A-2/P-1. Vectren Capital Corp.'s senior unsecured debt is rated BBB+/Baa2.

Cash Flow From Operations

The Company's primary source of liquidity to fund working capital requirements has been cash generated from operations, which totaled approximately $255.3 million and $155.6 million for the six months ended June 30, 2002 and 2001, respectively.

Cash flow from operations increased during the six months ended June 30, 2002 compared to 2001 by $99.7 million due primarily to favorable changes in working capital accounts due to a return to lower gas prices and increased earnings before non-cash charges.

Financing Activities

Sources & Uses of Liquidity

At June 30, 2002, the Company had $510.0 million of short-term borrowing capacity through lines of credit and commercial paper programs, including $330.0 million for its regulated operations and $180.0 million for its wholly-owned nonregulated and corporate operations, of which $213.8 million was available for regulated operations and $31.7 million was available for nonregulated and corporate operations. At June 30, 2002, credit available for nonregulated operations is reduced by outstanding letters of credit totaling $6.1 million.

During the six months ended June 30, 2002, $1.3 million of long-term debt was paid as scheduled, and put provisions totaling $5.0 million were exercised. Other put provisions on long-term debt totaling $6.5 million expired unexercised during the quarter and have been reclassified as long-term debt.

At June, 2002, $113.0 million of Vectren Capital Corp.'s senior unsecured notes were subject to certain terms including cross-defaults and ratings triggers that would provide that the full balance outstanding is subject to prepayment if the ratings of Indiana Gas and SIGECO declined to BBB/Baa2 or the ratings of Vectren Capital Corp. declined to BB+/Ba1. Ratings triggers on Vectren Capital Corp.'s bank loans and VUHI's commercial paper facility existing at December 31, 2001 were removed as facilities were renewed during 2002.

Financing Cash Flow
Cash flow required for financing activities of $157.2 million for the six months ended June 30, 2002 includes $122.6 million of reductions in net borrowings and $35.8 million in common stock dividends. In the prior year, $129.4 million of common stock was issued and used to repay short term borrowings.

Other Financing Transactions
In January 2002, the Company redeemed 1,160 shares of SIGECO's 8.5% preferred stock per its stated terms of $100 per share, plus accrued and unpaid dividends. Prior to the redemption, there were 4,597 shares outstanding.

Capital Expenditures, Other Investment Activities, & Guarantees

Cash required for investing activities of $104.1 million for the six months ended June 30, 2002 includes $94.4 million of requirements for capital expenditures. Investing activities for the six months ended June 30, 2001 were $92.6 million. The $11.5 million increase occurring in 2002 is principally the result of more capital expenditure for utility plant and other nonregulated investments.

Planned Capital Expenditures

New construction, normal system maintenance and improvements, and information technology investments needed to provide service to a growing regulated and nonregulated customer base will continue to require substantial expenditures. Investments in nonregulated unconsolidated affiliates and company-wide capital expenditures for the remainder of 2002 are estimated at $118.6 million.

Guarantees

The Company is party to financial guarantees with off-balance sheet risk. These guarantees include debt guarantees and performance guarantees, including the debt of and performance of energy efficiency products installed by affiliated companies. The Company estimates these totaled approximately $90 million at June 30, 2002. The Company's most significant guarantee totaling $58.2 million at June 30, 2002 represents two-thirds of Energy Systems Group, LLC's (ESG) surety bonds, performance and energy savings guarantees. ESG is a two-thirds owned consolidated subsidiary. The guarantees relate to amounts due to various insurance companies for surety bonds should ESG default on obligations to complete construction, pay vendors or subcontractors, and achieve energy guarantees. Through June 30, 2002, the Company has not been called upon to satisfy any obligations pursuant to the guarantees.

                           Forward-Looking Information

A "safe harbor" for forward-looking statements is provided by the Private Securities Litigation Reform Act of 1995 (Reform Act of 1995). The Reform Act of 1995 was adopted to encourage such forward-looking statements without the threat of litigation, provided those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause the actual results to differ materially from those projected in the statement. Certain matters described in Management's Discussion and Analysis of Results of Operations and Financial Condition are forward-looking statements. Such statements are based on management's beliefs, as well as assumptions made by and information currently available to management. When used in this filing, the words "believe," "anticipate," "endeavor," "estimate," "expect," "objective," "projection," "forecast," "goal," and similar expressions are intended to identify forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause the Company's actual results to differ materially from those contemplated in any forward-looking statements included, among others, the following:

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

The Company's wholesale power marketing activities manage the utilization of its available electric generating capacity. The Company's other commodity marketing activities purchase and sell natural gas and coal to meet customer demands. These operations enter into forward and option contracts that commit the Company to purchase and sell commodities in the future. As a result of the integration of the Company's wholly owned subsidiary, SIGCORP Energy Services, LLC, into ProLiance Energy, LLC, a 61% owned joint venture accounted for using the equity method, any natural gas marketing is now conducted by ProLiance.

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

When generation capacity is not needed to serve utility customers, the Company markets available power from its owned generation assets to better utilize and optimize the return on these key assets. The contracts entered into are primarily "buy-sell" transactions, short-term in nature, and expose the Company to limited market risk. During 2002, the Company has increased its activity in the wholesale market. With the exception of those contracts subject to the normal purchase and sale exclusion, commodity contracts are accounted for at market value. As of June 30, 2002, contracts had a net asset value of $0.1 million compared to a net asset value of $3.2 million at December 31, 2001. The Company has determined these energy marketing contracts are derivatives within the scope of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities."

Power marketing contracts at June 30, 2002 totaled $9.7 million of prepayments and other current assets and $9.6 million of accrued liabilities, compared to $5.2 million of prepayments and other current assets and $2.0 million of accrued liabilities at December 31, 2001. The change in the net value of these contracts to $0.1 million at June 30, 2002 from $3.2 million at December 31, 2001 resulted in an unrealized loss of $0.1 million and $3.1 million, respectively, for the three and six months ended June 30, 2002. For the three and six months ended June 30, 2001, the Company's power marketing operations resulted in unrealized losses of $7.9 million and $2.4 million, respectively. Including these unrealized changes in fair value, overall margin (revenue net of purchased power) from power marketing operations for the three and six months ended June 30, 2002 was $2.4 million and $3.4 million, respectively, and for the three and six months ended June 30, 2001 was ($4.6) million and $6.8 million, respectively.

Market risk is measured by management as the potential impact on pre-tax earnings resulting from a 10% adverse change in the forward price of commodity prices on market sensitive financial instruments (all contracts not expected to be settled by physical receipt or delivery). For the three and six months ended June 30, 2002, a 10% adverse change in the forward prices of electricity on market sensitive financial instruments would have decreased pre-tax earnings by approximately $0.1 million and $1.5 million, respectively. For the three and six months ended June 30, 2001, a 10% adverse change in the forward prices of electricity on market sensitive financial instruments would have decreased pre-tax earnings by approximately $0.6 million and $1.4 million, respectively.

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

Other Risks

By using forward purchase contracts and derivative financial instruments to manage risk, the Company exposes itself to counter-party credit risk and market risk. The Company manages this exposure to counter-party credit risk by entering into contracts with companies that can be reasonably expected to fully perform under the terms of the contract. Counter-party credit risk is monitored regularly and positions are adjusted appropriately to manage risk. Further, tools such as netting arrangements and requests for collateral are also used to manage credit risk. The Company attempts to manage exposure to market risk associated with commodity contracts and interest rates by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is party to various legal and regulatory proceedings arising in the normal course of business. In the opinion of management, there are no legal proceedings pending against the Company that are likely to have a material adverse effect on its financial position or results of operations. See Note 8 regarding environmental matters and Note 7 regarding ProLiance Energy, LLC.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Vectren's Annual Meeting of Stockholders was held on April 24, 2002.

At said Annual Meeting, the stockholders elected these Directors by the following votes:

        Director             Votes For     Votes Against        Abstentions
  --------------------      ----------     -------------        -----------
  Lawrence A. Ferger        59,135,956           0               1,303,627
  Ronald G. Reherman        59,099,654           0               1,339,929
  Richard W. Shymanski      59,106,689           0               1,332,894
  Jean L. Wojtowicz         58,988,648           0               1,450,935

The terms of office of John M. Dunn, Niel C. Ellerbrook, John D. Engelbrecht, Anton H. George, Andrew E. Goebel, Robert L. Koch II, William G. Mays, J. Timothy McGinley, and Richard P. Rechter will expire in 2003 or 2004.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

None

(b)  Reports On Form 8-K During The Last Calendar Quarter

On April 25, 2002, Vectren Corporation filed a Current Report on Form 8-K with respect to the release of financial information to the investment community regarding the Company's results of operations, financial position and cash flows for the three and twelve month periods ended March 31, 2002. The financial information was released to the public through this filing.
         Item 5.  Other Events
         Item 7.  Exhibits
                    99.1 - Press Release - First Quarter 2002 Vectren
                           Corporation Earnings
                    99.2 - Cautionary Statement for Purposes of the "Safe
                           Harbor" Provisions of the Private Securities
                           Litigation Reform Act of 1995

On April 25, 2002, Vectren Corporation filed a current report on From 8-K with respect to the filing of an agreement with the Indiana Utility Regulatory Commission setting forth the basic framework for an anticipated settlement of numerous pending issues related to ProLiance Energy, LLC
         Item 5.  Other Events
         Item 7.  Exhibits
                    99-1 Press Release - Consumer Groups and Utilities Announce
                         Proposed Agreement on Gas Supply Services from
                         ProLiance

On May 20, 2002, Vectren Corporation filed an amendment to current report on Form 8-K, originally filed on March 26, 2002, with respect to its decision to dismiss Arthur Andersen LLP as the independent auditors of Vectren Corporation effective May 17, 2002. Deloitte & Touche LLP has been selected as the independent auditor for the company effective May 17, 2002.
         Item 4.  Changes in Registrant's Certifying Accountant.
         Item 7.  Exhibits.
                    16 - Letter from Arthur Andersen LLP to the Securities and
                         Exchange Commission, dated May 20, 2002.
                    99 - Press release regarding selection of Deloitte &
                         Touche LLP dated May 20, 2002.

On May 23, 2002 Vectren Corporation filed a current report on Form 8-K with respect to its decision to dismiss Arthur Andersen LLP as the independent auditors of the Vectren Corporation Retirement Savings Plan (the Plan) effective May 17, 2002. McGladrey & Pullen, LLP has been selected as the independent auditor for the plan effective May 17, 2002.
         Item 4.  Changes in Registrant's Certifying Accountant.
         Item 7.  Exhibits.
                    16 - Letter from Arthur Andersen LLP to the Securities and
                         Exchange Commission, dated May 23, 2002.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                VECTREN CORPORATION
                                                -------------------------
                                                Registrant




        August 14, 2002                         /s/Jerome A. Benkert, Jr.
                                                -------------------------
                                                Jerome A. Benkert, Jr.
                                                Executive Vice President and
                                                Chief Financial Officer
                                                (Principal Financial Officer)



                                                /s/M. Susan Hardwick
                                                -------------------------
                                                M. Susan Hardwick
                                                Vice President and Controller
                                                (Principal Accounting Officer)

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

                                  CERTIFICATION
By signing below, each of the undersigned officers hereby certifies pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to his or her knowledge, (i) this report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of Vectren Corporation.

         Signed this 14th day of August, 2002.







/s/ Jerome A. Benkert, Jr.                   /s/ Niel C. Ellerbrook
----------------------------------           -----------------------------------
(Signature of Authorized Officer)            (Signature of Authorized Officer)

Jerome A. Benkert, Jr.                       Niel C. Ellerbrook
----------------------------------           -----------------------------------
(Typed Name)                                 (Typed Name)

Executive Vice President and
Chief Financial Officer                     Chairman and Chief Executive Officer
----------------------------------          ------------------------------------
(Title)                                     (Title)