Form 10-Q
period 2002-09-30
VECTREN CORP
filed 2002-11-15
CIK 1096385

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For quarterly period ended September 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                  to
                               -----------------  -----------------

Commission file number 1-15467


                               VECTREN CORPORATION
                               --------------------
             (Exact name of registrant as specified in its charter)

          INDIANA                                          35-2086905
 ---------------------------                        -------------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                        Identification No.)

                20 N.W. Fourth Street, Evansville, Indiana 47708
                ------------------------------------------------
              (Address of principal executive offices and Zip Code)

                                 (812) 491-4000
                 ----------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock -Without par value         67,788,325            November 1, 2002
--------------------------------   ---------------------     -------------------
           Class                     Number of shares               Date

                                Table of Contents
Item                                                                        Page
Number                                                                    Number
                          Part I. Financial Information

        Financial Statements (Unaudited)
          Consolidated Condensed Balance Sheets...........................   1-2
          Consolidated Condensed Statements of Income.....................    3
          Consolidated Condensed Statements of Cash Flows............. ...    4
          Notes to Consolidated Condensed Unaudited Financial Statements.. 5-14 Management's Discussion and Analysis
         of Results of Operations and Financial Condition................. 15-32
        Qualitative and Quantitative Disclosures About Market Risk........ 33-34
        Controls and Procedures...........................................    35

                           Part II. Other Information

        Legal Proceedings.................................................    36
        Exhibits and Reports on Form 8-K..................................    36
        Signatures........................................................    37
        Certifications.................................................... 38-40


                                   Definitions
As discussed in this Form 10-Q, the abbreviations
AFUDC means allowance for funds used during construction
APB means Accounting Principles Board
EITF means Emerging Issues Task Force
FASB means Financial Accounting Standards Board
IDEM means Indiana Department of Environmental Management
IURC means Indiana Utility Regulatory Commission
MMDth means millions of dekatherms
MMBTU means millions of British thermal units
PUCO means Public Utilities Commission of Ohio
SFAS means Statement of Financial Accounting Standards
USEPA means United States Environmental Protection Agency
Throughput means combined gas sales and gas transportation volumes

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                  VECTREN CORPORATION AND SUBSIDIARY COMPANIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Unaudited - In millions)


                                                   September 30,   December 31,
                                                       2002           2001
                                                   ------------    ------------
                 ASSETS
Current Assets
   Cash & cash equivalents                           $   18.6     $    27.2
   Accounts receivable-less reserves of $7.0 &
       $5.9, respectively                                99.8         213.8
   Accrued unbilled revenues                             31.3          78.4
   Inventories                                           58.4          71.4
   Recoverable fuel & natural gas costs                  45.3          76.5
   Prepayments & other current assets                   107.4         103.4
                                                     --------      --------
       Total current assets                             360.8         570.7
                                                     --------      --------

Utility Plant
  Original cost                                       2,987.0       2,903.2
  Less: accumulated depreciation & amortization       1,367.3       1,308.2
                                                     --------      --------
       Net utility plant                              1,619.7       1,595.0
                                                     --------      --------

Investments in unconsolidated affiliates                150.0         127.7
Other investments                                       118.4         100.3
Non-utility property-net                                210.2         181.7
Goodwill-net                                            199.3         199.3
Regulatory assets                                        80.0          61.4
Other assets                                             29.6          20.7
                                                     --------      --------
TOTAL ASSETS                                        $ 2,768.0     $ 2,856.8
                                                     ========      ========


         The accompanying notes are an integral part of these consolidated condensed financial statements.

                  VECTREN CORPORATION AND SUBSIDIARY COMPANIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Unaudited - In millions)

                                                     September 30,  December 31,
                                                         2002           2001
                                                     ------------   -----------
     LIABILITIES & SHAREHOLDERS' EQUITY

Current Liabilities
   Accounts payable                                    $    97.8     $   144.4
   Accounts payable to affiliated companies                 32.8          37.2
   Accrued liabilities                                      99.8         101.4
   Short-term borrowings                                   314.0         381.7
   Long-term debt subject to tender                          -            11.5
   Current maturities of long-term debt                     17.3           1.3
                                                        --------      --------
       Total current liabilities                           561.7         677.5
                                                        --------      --------
Deferred Income Taxes & Other Liabilities
   Deferred income taxes                                   221.6         206.7
   Deferred credits & other liabilities                    114.5         108.1
                                                        --------      --------
      Total deferred income taxes &
        other liabilities                                  336.1         314.8
                                                        --------      --------
Commitments & Contingencies (Notes 6 - 8)

Minority Interest in Subsidiary                              1.5           1.4

Capitalization
   Long-term debt-net of current maturities and
       debt subject to tender                            1,003.3       1,014.0

   Cumulative redeemable preferred
    stock of subsidiary                                      0.3           0.5

   Common shareholders' equity
      Common stock (no par value) - issued &
        outstanding 67.8 and 67.7, respectively            348.3         346.1
      Retained earnings                                    518.0         498.3
      Accumulated other comprehensive income                (1.2)          4.2
                                                        --------      --------
         Total common shareholders' equity                 865.1         848.6
                                                        --------      --------
         Total capitalization                            1,868.7       1,863.1
                                                        --------      --------
TOTAL LIABILITIES &
 SHAREHOLDERS' EQUITY                                  $ 2,768.0     $ 2,856.8
                                                        ========      ========


         The accompanying notes are an integral part of these consolidated condensed financial statements.

                  VECTREN CORPORATION AND SUBSIDIARY COMPANIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                (Unaudited - In millions, except per share data)

                                          Three Months         Nine Months
                                             Ended                Ended
                                          September 30,        September 30,
                                         ----------------   -------------------
                                          2002      2001       2002       2001
                                         ------   -------   --------   --------
OPERATING REVENUES
   Gas utility                           $ 88.1   $  96.0   $  585.0   $  774.3
   Electric utility                       190.0     104.3      475.7      287.5
   Energy services & other                 26.4     156.4      265.9      611.9
                                         ------   -------   --------   --------
      Total operating revenues            304.5     356.7    1,326.6    1,673.7
                                         ------   -------   --------   --------
OPERATING EXPENSES
   Cost of gas sold                        45.7      51.2      357.6      550.1
   Fuel for electric generation            22.9      21.1       59.7       56.9
   Purchased electric energy               92.5      22.6      239.3       69.4
   Cost of energy services & other         16.4     143.7      234.9      582.5
   Other operating                         54.3      55.2      168.3      175.7
   Merger & integration costs               -         1.3        -          2.1
   Restructuring costs                      -         2.6        -         14.4
   Depreciation & amortization             30.4      32.3       88.2       95.6
   Taxes other than income taxes            9.8       9.3       38.3       39.9
                                         ------   -------   --------   --------
      Total operating expenses            272.0     339.3    1,186.3    1,586.6
                                         ------   -------   --------   --------
OPERATING INCOME                           32.5      17.4      140.3       87.1
OTHER INCOME
   Equity in earnings of
     unconsolidated affiliates              1.7       4.9        7.8       15.0
   Other - net                              3.5       3.6       12.6       11.5
                                         ------   -------   --------   --------
      Total other income                    5.2       8.5       20.4       26.5
                                         ------   -------   --------   --------
Interest expense                           19.5      18.8       58.6       62.6
                                         ------   -------   --------   --------
INCOME BEFORE INCOME TAXES                 18.2       7.1      102.1       51.0
                                         ------   -------   --------   --------
Income taxes                                3.9       1.4       28.1       14.5
Minority interest in subsidiary             0.3       1.0        0.1        0.8
Preferred dividend requirement
 of subsidiary                                -       0.2          -        0.7
                                         ------   -------   --------   --------
INCOME BEFORE EXTRAORDINARY
  LOSS & CUMULATIVE EFFECT OF
   CHANGE IN ACCOUNTING PRINCIPLE          14.0       4.5       73.9       35.0
                                         ------   -------   --------   --------

Extraordinary loss - net of tax               -         -          -       (7.7)
Cumulative effect of change in
  accounting principle -  net of tax          -         -          -        3.9
                                         ------   -------   --------   --------
NET INCOME                               $ 14.0   $   4.5   $   73.9   $   31.2
                                         ======   =======   ========   ========

AVERAGE COMMON SHARES OUTSTANDING          67.6      67.5       67.6       66.5
DILUTED COMMON SHARES OUTSTANDING          67.8      67.7       67.8       66.6

EARNINGS PER SHARE OF COMMON STOCK:
BASIC
INCOME BEFORE CUMULATIVE EFFECT OF
   CHANGE IN ACCOUNTING PRINCIPLE        $ 0.21   $  0.07   $   1.09   $   0.53
Extraordinary loss - net of tax               -         -          -      (0.12)
Cumulative effect of change in
 accounting principle - net of tax            -         -          -       0.06
                                         ------   -------   --------   --------
BASIC EARNINGS PER SHARE OF
 COMMON STOCK                            $ 0.21   $  0.07   $   1.09   $   0.47
                                         ======   =======   ========   ========

DILUTED
INCOME BEFORE CUMULATIVE EFFECT OF
   CHANGE IN ACCOUNTING PRINCIPLE        $ 0.21   $  0.07   $   1.09   $   0.53
Extraordinary loss - net of tax               -         -          -      (0.12)
Cumulative effect of change in
  accounting principle - net of tax           -         -          -       0.06
                                         ------   -------   --------   --------
DILUTED EARNINGS PER SHARE OF
  COMMON STOCK                           $ 0.21   $  0.07   $   1.09   $   0.47
                                         ======   =======   ========   ========
DIVIDENDS DECLARED PER SHARE OF
 COMMON STOCK                            $ 0.27   $  0.26   $   0.80   $   0.77
                                         ======   =======   ========   ========


         The accompanying notes are an integral part of these consolidated condensed financial statements.

                  VECTREN CORPORATION AND SUBSIDIARY COMPANIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (Unaudited - In millions)

                                                                  Nine Months
                                                             Ended September 30,
                                                             ------------------
                                                                 2002     2001
                                                               -------  -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                  $  73.9   $  31.2
  Adjustments to reconcile net income to
   cash from operating activities:
     Depreciation & amortization                                 88.2      95.6
     Deferred income taxes & investment tax credits               5.9      (7.8)
     Equity in earnings of unconsolidated affiliates             (7.8)    (15.0)
     Extraordinary loss- net of tax                               -         7.7
     Net unrealized loss (gain) on derivative instruments,
       including cumulative effect of change in accounting
       principle                                                  3.0      (3.0)
     Other non-cash charges-net                                   7.9       6.2
     Changes in assets and liabilities:
        Accounts receivable & accrued unbilled revenues         108.7     247.4
        Inventories                                               5.3      (8.0)
        Recoverable fuel & natural gas costs                     31.2      17.1
        Prepayments & other current assets                       (5.3)    (31.1)
        Regulatory assets                                         -        (0.6)
        Accounts payable, including to affiliated companies     (15.1)   (180.7)
        Accrued liabilities                                      (9.6)    (15.1)
        Other noncurrent assets & liabilities                   (13.1)      7.4
                                                               ------    ------
     Total adjustments                                          199.3     120.1
                                                               ------    ------
            Net cash flows from operating activities            273.2     151.3
                                                                ------    ------
CASH FLOWS (REQUIRED FOR) FINANCING ACTIVITIES
  Proceeds from:
     Issuance of common stock - net of issuance costs             -       129.4
  Requirements for:
     Dividends on common stock                                  (53.7)    (51.6)
     Retirement of long-term debt                                (6.4)     (7.5)
     Redemption of preferred stock of subsidiary                 (0.2)    (17.7)
     Dividends on preferred stock of subsidiary                   -        (0.7)
  Net change in short-term borrowings                           (63.6)   (104.1)
  Proceeds from exercise of stock options & other                 1.1      (0.2)
                                                               ------    ------
        Net cash flows (required for) financing activities     (122.8)    (52.4)
                                                               ------    ------
CASH FLOWS (REQUIRED FOR) INVESTING ACTIVITIES
  Proceeds from:
     Sale of leveraged lease investments                          -        46.7
     Unconsolidated affiliate distributions                       5.3      10.7
     Other investments                                            3.9       -
  Requirements for:
     Capital expenditures                                      (150.2)   (142.0)
     Unconsolidated affiliates                                   (9.0)    (24.1)
     Other investments                                           (9.0)     (1.9)
                                                               ------    ------
          Net cash flows (required for) investing activities   (159.0)   (110.6)
                                                                ------   ------
Net (decrease) increase in cash & cash equivalents               (8.6)    (11.7)
Cash & cash equivalents at beginning of period                   27.2      15.2
                                                               ------    ------
Cash & cash equivalents at end of period                      $  18.6   $   3.5
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

Vectren is a public utility holding company, whose wholly owned subsidiary, Vectren Utility Holdings, Inc. (VUHI), is the intermediate holding company for the Company's three operating public utilities: Indiana Gas Company, Inc. (Indiana Gas), formerly a wholly owned subsidiary of Indiana Energy, Southern Indiana Gas and Electric Company (SIGECO), formerly a wholly owned subsidiary of SIGCORP, and the Ohio operations. Indiana Gas provides natural gas distribution and transportation services to a diversified customer base in 311 communities in 49 of Indiana's 92 counties. SIGECO provides electric generation, transmission, and distribution services to Evansville, Indiana, and 74 other communities in 8 counties in southwestern Indiana and participates in the wholesale power market. SIGECO also provides natural gas distribution and transportation services to Evansville, Indiana, and 64 communities in 10 counties in southwestern Indiana. The Ohio operations, owned as a tenancy in common by Vectren Energy Delivery of Ohio, Inc., a wholly owned subsidiary (53 % ownership), and Indiana Gas (47 % ownership), provide natural gas distribution and transportation services to Dayton, Ohio, and 87 other communities in 17 counties in west central Ohio. The Ohio operations were acquired from The Dayton Power & Light Company on October 31, 2000. Both Vectren and VUHI are exempt from registration pursuant to Section 3(a)(1) and 3(c) of the Public Utility Holding Company Act of 1935.

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

3.       Impact of Recently Issued Accounting Guidance

EITF 02-03
----------
In October 2002, the EITF reached a final consensus in EITF Issue 02-03 "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities" (EITF 02-03) that gains and losses (realized and unrealized) on all derivative instruments within the scope of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) should be shown net in the income statement, whether or not settled physically, if the derivative instruments are eld for "trading purposes." The consensus rescinded EITF 98-10 "Accounting for Contracts Involved in Energy Trading and Risk Management Activities"
(EITF 98-10) as well as other decisions reached on energy trading contracts at the EITF's June 2002 meeting.

The Company's power marketing operations enter into contracts that are derivatives as defined by SFAS 133, but these operations do not met the definition of energy trading activities based upon the provisions in EITF 98-10. Currently, the Company uses a gross presentation to report the results of these operations. The Company will re-evaluate its portfolio of derivative contracts to determine if any will be required to be reported net in accordance with the provisions of the new consensus.

The consensus relating to the presentation of gains and losses on derivative instruments held for "trading purposes" is effective for financial statements issued for periods beginning after December 15, 2002 and requires the reclassification of all periods presented. For the Company, the consensus is effective beginning January 1, 2003. See Note 9 for additional information on the Company's power marketing operations.

SFAS 142
--------
In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). The Company adopted the provisions of SFAS 142, as required on January 1, 2002. SFAS 142 changed the accounting for goodwill from an amortization approach to an impairment-only approach. Thus, amortization of goodwill that is not included as an allowable cost for rate-making purposes ceased upon adoption of this statement. This includes goodwill recorded in past business combinations, such as the Company's acquisition of the Ohio operations. Goodwill is to be tested for impairment at a reporting unit level at least annually.

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

As required by SFAS 142, amortization of goodwill relating to the acquisition of the Ohio operations, which approximates $5.0 million per year and is included in the Gas Utility Services operating segment, ceased on January 1, 2002. Initial impairment reviews to be performed within six months of adoption of SFAS 142 were completed and resulted in no impairment.

SFAS 144
--------
In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 develops one accounting model for all impaired long-lived assets and long-lived assets to be disposed of. SFAS 144 replaces the existing authoritative guidance in FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and certain aspects of APB Opinion No. 30, "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business."

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

SFAS 143
--------
In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Company is currently evaluating the impact that SFAS 143 will have on its operations.

4.       Comprehensive Income

Comprehensive income consists of the following:

                                             Three Months         Nine Months
                                          Ended September 30,  Ended September 30,
                                          ------------------   ------------------
In millions                                  2002     2001       2002      2001
-----------                                -------   ------    -------   -------
Net income (loss)                          $  14.0   $  4.5    $  73.9   $  31.2
  Comprehensive income (loss) of
    unconsolidated affiliates-net of tax      (5.0)    (2.1)      (5.2)    (13.2)
  Minimum pension liability adjustment
    and other-net of tax                      (0.1)    (3.0)      (0.1)     (4.0)
                                           -------   ------    -------   -------
Total comprehensive income (loss)          $   8.9   $ (0.6)   $  68.6   $  14.0
                                           =======   ======    =======   =======



Comprehensive income arising from unconsolidated affiliates is the Company's portion of ProLiance Energy LLC's and Reliant Services, LLC's other comprehensive income related to its use of cash flow hedges, including commodity contracts and interest rate swaps, and the Company's portion of Haddington Energy Partners, LP other comprehensive income related to unrealized gains and losses of available-for-sale securities.

5.       Earnings Per Share

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share assumes the conversion of stock options into common shares and the lifting of restrictions on issued restricted shares using the treasury stock method to the extent the effect would be dilutive. The following table illustrates the basic and dilutive earnings per share calculations for the three and nine months ended September 30, 2002 and 2001:

In millions, except                Three Months Ended September 30,
                                   --------------------------------
per share amounts                  2002                        2001
-----------------      ---------------------------   -------------------------
                                             Per                         Per
                                            Share                       Share
                        Income    Shares    Amount    Loss    Shares    Amount
                       ---------------------------   -------------------------
Basic EPS              $  14.0     67.6     $ 0.21   $ 4.5     67.5     $ 0.07
Effect of dilutive
  stock equivalents                 0.2                         0.2
                        ------     ----      -----    ----     ----      -----
Diluted EPS            $  14.0     67.8     $ 0.21   $ 4.5     67.7     $ 0.07
                        ======     ====      =====    ====     ====      =====


                                    Nine Months Ended September 30,
                                   --------------------------------
                                   2002                        2001
                       ---------------------------  --------------------------
                                             Per                         Per
                                            Share                       Share
                        Income    Shares    Amount  Income    Shares    Amount
                       ---------------------------  -------   ----------------
Basic EPS              $  73.9     67.6     $ 1.09   $31.2     66.5     $ 0.47
Effect of dilutive
  stock equivalents                            0.2              0.1
                        ------     ----      -----   -----     ----      -----
Diluted EPS            $  73.9     67.8     $ 1.09   $31.2     66.6     $ 0.47
                        ======     ====      =====   =====     ====      =====


For the three months ended September 30, 2002 and 2001, options to purchase 87,963 and 870,821 common shares of the Company's common stock were outstanding, but were not included in the computation of diluted earnings per share because their effect would be antidilutive. Exercise prices for options excluded from the computation ranged from $24.05 to $25.59 in 2002 and ranged from $22.54 to $24.05 in 2001.

For the nine months ended September 30, 2002 and 2001, options to purchase 22,274 and 870,821 common shares of the Company's common stock were outstanding, but were not included in the computation of diluted earnings per share because their effect would be antidilutive. Exercise prices for options excluded from the computation ranged from $24.90 to $25.59 in 2002 and ranged from $22.54 to $24.05 in 2001.

6.       Commitments & Contingencies

Guarantees
----------
The Company is party to financial guarantees with off-balance sheet risk. These guarantees include debt guarantees and performance guarantees, including the debt of and performance of energy efficiency products installed by affiliated companies. The Company estimates these guarantees totaled approximately $90 million at September 30, 2002. The Company's most significant guarantee totaling $59.8 million represents two-thirds of Energy Systems Group, LLC's (ESG) surety bonds, performance and energy savings guarantees. ESG is a two-thirds owned consolidated subsidiary. The guarantees relate to amounts due to various insurance companies for surety bonds should ESG default on obligations to complete construction, pay vendors or subcontractors, or to achieve energy guarantees. Through September 30, 2002, the Company has not been called upon to satisfy any obligations pursuant to the guarantees.

Legal Proceedings
-----------------
The Company is party to various legal and regulatory proceedings arising in the normal course of business. In the opinion of management, there are no legal proceedings pending against the Company that are likely to have a material adverse effect on its financial position or results of operations. See Note 7 regarding ProLiance Energy, LLC and Note 8 regarding environmental matters.

7.       Unconsolidated Affiliates

ProLiance Energy, LLC
---------------------
ProLiance Energy, LLC (ProLiance), a nonregulated, energy marketing affiliate of Vectren and Citizens Gas and Coke Utility (Citizens Gas), began providing natural gas and related services to Indiana Gas, Citizens Gas, and others in April 1996. ProLiance also provides services to the Ohio operations and began providing service to SIGECO in 2002. ProLiance's primary business is optimizing the gas portfolios of utilities and providing services to large end use customers.

Integration of  SIGCORP Energy Services, LLC and ProLiance Energy, LLC
In February 2002, Vectren announced its intention to integrate the operations of its wholly owned subsidiary SIGCORP Energy Services, LLC (SES) with ProLiance. SES provides natural gas and related services to SIGECO and others. Effective June 1, 2002, the integration was completed. In exchange for the contribution of SES' net assets totaling $19.2 million, including cash of $2.0 million, Vectren's allocable share of ProLiance's profits and losses increased from 52.5% to 61%, consistent with Vectren's new ownership percentage. Governance and voting rights remain at 50% for each member. Since governance of ProLiance remains equal between the members, Vectren continues to account for its investment in ProLiance using the equity method of accounting.

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

Specific to the sale of gas and provision of other services to Indiana Gas by ProLiance, on September 12, 1997, the IURC issued a decision finding the gas supply and portfolio administration agreements between ProLiance and Indiana Gas and ProLiance and Citizens Gas to be consistent with the public interest and that ProLiance is not subject to regulation by the IURC as a public utility. The IURC's decision reflected the significant gas cost savings to customers obtained through ProLiance's services and suggested that all material provisions of the agreements between ProLiance and the utilities were reasonable. Nevertheless, with respect to the pricing of gas commodity purchased from ProLiance, the price paid by ProLiance to the utilities for the prospect of using pipeline entitlements if and when they are not required to serve the utilities' firm customers, and the pricing of fees paid by the utilities to ProLiance for portfolio administration services, the IURC concluded that additional review in the GCA process would be appropriate and directed that these matters be considered further in the pending, consolidated GCA proceeding involving Indiana Gas and Citizens Gas.

In 2001, the IURC commenced processing the GCA proceeding regarding the three pricing issues. The IURC indicated that it would consider the prospective relationship of ProLiance with the utilities in this proceeding. On June 4, 2002, Indiana Gas and Citizens Gas, together with the Office of Utility Consumer Counselor and other consumer parties, entered into and filed with the IURC a settlement setting forth the terms for resolution of all pending regulatory issues related to ProLiance. On July 23, 2002, the IURC approved the settlement filed by the parties. The GCA proceeding has been concluded and new supply agreements between Indiana Gas, SIGECO, Citizens Gas, and ProLiance have been approved and extended through March 31, 2007. At September 30, 2002 and December 31, 2001, the Company has reserved approximately $4.4 million and $3.2 million, respectively, of ProLiance's after tax earnings for exposure from this GCA proceeding which approximates the impact of the settlement for past services provided to Indiana Gas by ProLiance. The Company expects refunds to retail customers to be applied to the reserve in December 2002.

Transactions with ProLiance
Purchases from ProLiance for resale and for injections into storage for the three months ended September 30, 2002 and 2001 totaled $96.6 million and $89.3 million, respectively; and for the nine months ended September 30, 2002 and 2001 totaled $332.9 million and $503.7 million, respectively. Amounts owed to ProLiance at September 30, 2002 and December 31, 2001 for those purchases were $31.4 million and $36.1 million, respectively, and are included in accounts payable to affiliated companies. Amounts charged by ProLiance for gas supply services are established by supply agreements with each utility.

Utilicom Networks, LLC
----------------------
Utilicom Networks, LLC (Utilicom) is a provider of bundled communication services through high capacity broadband networks, including analog and digital cable television, high-speed Internet, and advanced local and long distance phone services. The Company has a minority equity interest and convertible subordinated debt investment in Utilicom. The Company also has a minority interest in SIGECOM Holdings, Inc. (Holdings), which was formed by Utilicom to hold interests in SIGECOM, LLC (SIGECOM). The Company accounts for its investments in Utilicom and Holdings on the cost method. SIGECOM provides broadband services to the greater Evansville, Indiana, area. Utilicom also plans to provide broadband services to the greater Indianapolis, Indiana, and Dayton, Ohio, markets.

In July 2001, Utilicom announced a delay in funding of the Indianapolis and Dayton projects. This delay, with which Company management agrees, is due to the continued difficult environment within the telecommunication capital markets, which has prevented Utilicom from obtaining debt financing on terms it considers acceptable. While the existing investors are still committed to the Indianapolis and Dayton markets, the Company is not required to and does not intend to proceed unless the Indianapolis and Dayton projects are fully funded. Franchising agreements have been extended in both locations.

8.       Environmental Matters

Clean Air Act
-------------
NOx SIP Call Matter
The Clean Air Act (the Act) requires each state to adopt a State Implementation Plan (SIP) to attain and maintain National Ambient Air Quality Standards (NAAQS) for a number of pollutants, including ozone. If the United States Environmental Protection Agency (USEPA) finds a state's SIP inadequate to achieve the NAAQS, the USEPA can call upon the state to revise its SIP (a SIP Call).

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

On June 5, 2002, the Company filed a new proceeding to update the NOx project cost and to obtain approval of a second rider authorizing ongoing recovery of depreciation and operating costs related to the clean coal technology. Based on the level of system-wide emissions reductions required and the control technology utilized to achieve the reductions, the current estimated clean coal technology construction cost ranges from $240 million to $250 million and is expected to be expended during the 2001-2006 period. Through September 30, 2002, $53.5 million has been expended. After the equipment is installed and operational, related annual operating expenses, including depreciation expense, are estimated to be between $24 million and $27 million. Such expenses would commence in 2004 when the technology becomes operational. On October 22, 2002, the Company filed a settlement agreement with the IURC that has been entered into with the Indiana Office of Utility Consumer Counselor and an industrial intervenor group relating to the ongoing NOx project. The agreement, if approved by the IURC, will authorize additional capital cost investment and recovery on those capital costs, as well as the recovery of future operating costs, including depreciation and purchased emission allowances, through a rider mechanism. A hearing is scheduled for November 15, 2002 to consider the agreement. The settlement establishes a fixed return of 8 percent on the capital investment.

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

The lawsuit seeks fines against SIGECO in the amount of $27,500 per day per violation. However, on July 29, 2002, the Court ruled that USEPA could not seek civil penalties for two of the three remaining projects at issue in the litigation, significantly reducing potential civil penalty exposure. The lawsuit also seeks a court order requiring SIGECO to install the best available emissions technology at the Culley Generating Station. If the USEPA were successful in obtaining an order, SIGECO estimates that in response it could incur capital costs of approximately $20 million to $40 million to comply with the order. Trial is currently set to begin March 31, 2003.

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

9.       Energy Marketing Activities

When generation capacity is not needed to serve utility customers, the Company markets available power from its owned generation assets to optimize the return on these key assets. The contracts entered into are primarily short-term purchase and sale contracts that expose the Company to limited market risk. During 2002, the Company has increased its activity in the wholesale market. With the exception of those contracts subject to the normal purchase and sale exclusion, commodity contracts are accounted for at market value. As of September 30, 2002, contracts had a no net asset value compared to a net asset value of $3.2 million at December 31, 2001. The Company has determined these power marketing contracts are derivatives within the scope of SFAS No. 133.

Contracts recorded at market value are recorded as current or noncurrent assets or liabilities in the Consolidated Condensed Balance Sheets depending on their value and on when the contracts are expected to be settled. Changes in market value, which is a function of the normal decline in fair value as earnings are realized and the fluctuation in fair value resulting from price volatility, are recorded in purchased electric energy in the Consolidated Condensed Statements of Income. Market value is determined using quoted market prices from independent sources.

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

Power marketing contracts at September 30, 2002 totaled $7.7 million of prepayments and other current assets and $7.7 million of accrued liabilities, compared to $5.2 million of prepayments and other current assets and $2.0 million of accrued liabilities at December 31, 2001. For the three months ended September 30, 2002 and 2001, the change in the net value of these contracts includes an unrealized gain of $0.2 million and an unrealized loss of $0.9 million, respectively. For the nine months ended September 30, 2002 and 2001, the change in the net value of these contracts includes unrealized losses of $3.0 million and $3.3 million, respectively. Including these unrealized changes in fair value, overall margin (revenue net of purchased power) from power marketing operations for the three months ended September 30, 2002 and 2001 was $4.6 million and $4.1 million, respectively, and for the nine months ended September 30, 2002 and 2001 was $8.0 million and $10.9 million, respectively.

10.      Segment Reporting

The Company had four operating segments during the three and nine months ended September 30, 2002: (1) Gas Utility Services, (2) Electric Utility Services, (3) Nonregulated Operations, and (4) Corporate and Other. The Gas Utility Services segment provides natural gas distribution and transportation services in nearly two-thirds of Indiana and west central Ohio. The Electric Utility Services segment includes the operations of SIGECO's electric transmission and distribution services, which provides electricity to primarily southwestern Indiana, and SIGECO's power generating and power marketing operations. The Nonregulated Operations segment is comprised of various subsidiaries and affiliates offering and investing in energy marketing and services, coal mining, utility infrastructure services, and broadband communications among other energy-related opportunities. The Corporate and Other segment provides general and administrative support and assets, including computer hardware and software, to the Company's other operating segments. Data for the three and nine months ended September 30, 2001 has been restated to conform to the current year presentation. The following tables provide information about business segments.

                                      Three Months           Nine Months
                                   Ended September 30,   Ended September 30,
                                   ------------------   ---------------------
In millions                          2002      2001         2002        2001
                                   -------   -------    ---------   ---------
Operating Revenues
   Gas Utility Services            $  88.1    $   96.0    $   585.0   $   774.3
   Electric Utility Services         190.0       104.3        475.7       287.5
   Nonregulated Operations            44.2       164.2        313.6       641.2
   Corporate & Other                   4.9         7.4         16.2        25.3
   Intersegment Eliminations         (22.7)      (15.2)       (63.9)      (54.6)
                                    ------     -------     --------    --------
      Total operating revenues     $ 304.5    $  356.7    $ 1,326.6   $ 1,673.7
                                    ======     =======     ========    ========

Net Income (Loss)
   Gas Utility Services            $ (14.4)   $  (13.0)   $    15.4   $   (10.3)
   Electric Utility Services          23.3        12.5         43.2        32.6
   Nonregulated Operations             5.8         6.0         14.8        10.9
   Corporate & Other                  (0.7)       (1.0)         0.5        (2.0)
                                    ------     -------     --------    --------
       Net income (loss)           $  14.0    $    4.5    $    73.9   $    31.2
                                    ======     =======     ========    ========


                               September 30, December 31,
                                    2002         2001
                                  --------    --------
Identifiable Assets
   Gas Utility Services           $1,459.3    $1,580.2
   Electric Utility Services         842.6       811.2
   Nonregulated Operations           394.0       466.1
   Corporate & Other                 160.2       152.4
   Intersegment Eliminations         (88.1)     (153.1)
                                  --------    --------
      Total identifiable assets   $2,768.0    $2,856.8
                                  ========    ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                           Description of the Business
                           ---------------------------
Vectren Corporation (the Company or Vectren), an Indiana corporation, is an energy and applied technology holding company headquartered in Evansville, Indiana. The Company was organized on June 10, 1999 solely for the purpose of effecting the merger of Indiana Energy, Inc. (Indiana Energy) and SIGCORP, Inc. (SIGCORP). On March 31, 2000, the merger of Indiana Energy with SIGCORP and into Vectren was consummated with a tax-free exchange of shares and has been accounted for as a pooling-of-interests in accordance with APB Opinion No. 16 "Business Combinations."

Vectren is a public utility holding company, whose wholly owned subsidiary, Vectren Utility Holdings, Inc. (VUHI), is the intermediate holding company for the Company's three operating public utilities: Indiana Gas Company, Inc. (Indiana Gas), formerly a wholly owned subsidiary of Indiana Energy, Southern Indiana Gas and Electric Company (SIGECO), formerly a wholly owned subsidiary of SIGCORP, and the Ohio operations. Indiana Gas provides natural gas distribution and transportation services to a diversified customer base in 311 communities in 49 of Indiana's 92 counties. SIGECO provides electric generation, transmission, and distribution services to Evansville, Indiana, and 74 other communities in 8 counties in southwestern Indiana and participates in the wholesale power market. SIGECO also provides natural gas distribution and transportation services to Evansville, Indiana, and 64 communities in 10 counties in southwestern Indiana. The Ohio operations, owned as a tenancy in common by Vectren Energy Delivery of Ohio, Inc., a wholly owned subsidiary (53 % ownership), and Indiana Gas (47 % ownership), provide natural gas distribution and transportation services to Dayton, Ohio, and 87 other communities in 17 counties in west central Ohio. The Ohio operations were acquired from The Dayton Power & Light Company on October 31, 2000. Both Vectren and VUHI are exempt from registration pursuant to Section 3(a)(1) and 3(c) of the Public Utility Holding Company Act of 1935.

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

                       Consolidated Results of Operations

                                                     Three Months         Nine Months
                                                Ended September 30,  Ended September 30,
                                                -------------------  -------------------
In millions, except per share amounts              2002     2001       2002     2001
-------------------------------------           --------   ------    -------  -------
Net income, as reported                          $  14.0   $  4.5    $  73.9  $  31.2
    Restructuring costs - net of tax                 -        1.6        -        8.9
    Merger, integration, & other costs - net of tax  -        2.5        -        6.5
    Extraordinary loss - net of tax                  -        -          -        7.7
    Cumulative effect of change in accounting
     principle - net of tax                          -        -          -       (3.9)
                                                  ------    -----     ------   ------
Net income before nonrecurring items             $  14.0   $  8.6    $  73.9  $  50.4
                                                  ======    =====     ======   ======

    Attributed to:
     Regulated                                   $   8.9   $  2.7    $  58.6  $  32.3
     Nonregulated                                    5.8      6.9       14.8     19.9
     Corporate & other                              (0.7)    (1.0)       0.5     (1.8)
                                                  ------    -----     ------   ------

Basic earnings per share, as reported            $  0.21  $  0.07    $  1.09  $  0.47
    Restructuring costs                             -        0.02       -        0.13
    Merger, integration, & other costs              -        0.04       -        0.10
    Extraordinary loss                              -        -          -        0.12
    Cumulative effect of change in
     accounting principle                           -        -          -       (0.06)
                                                  ------     -----    ------   ------
Basic earnings per share before
 nonrecurring items                              $  0.21   $ 0.13    $  1.09  $  0.76
                                                  ======    =====     ======   ======

    Attributed to:
     Regulated                                   $  0.13   $ 0.04    $  0.87  $  0.49
     Nonregulated                                   0.09     0.10       0.22     0.30
     Corporate & other                             (0.01)   (0.01)      -       (0.03)


Overview
--------
For the three months ended September 30, 2002, net income was $14.0 million, or $0.21 per share, compared to net income of $4.5 million, or $0.07 per share in 2001. For the nine months ended September 30, 2002, net income was $73.9 million, or $1.09 per share, compared to net income of $31.2 million, or $0.47 per share in 2001. The $9.5 million increase for the three-month period and the $42.7 million increase for the nine-month period results partly from the nonrecurring charges related to merger and integration and restructuring reported in 2001. The increase for the nine-month period also includes an extraordinary loss resulting from leveraged lease dispositions reported in 2001, offset by the cumulative effect recorded on adoption of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133).

Net income before the impact of these nonrecurring items for the nine months ended September 30, 2002 increased $23.5 million. The increase was primarily attributable to improved margins and lower operations and maintenance costs. These resulted from a return to lower gas prices and the related reduction in costs incurred in 2001, favorable cooling weather during the second and third quarters, and merger synergies. The accrual of carrying costs on the Company's demand side management programs consistent with an existing IURC rate order and increased nonregulated earnings from the Energy Marketing and Services Group and Coal Mining Group also contributed.

For the three months ended September 30, 2002, net income before the impact of nonrecurring items increased $5.4 million when compared to 2001. The increase is primarily attributable to increased margins of the regulated operations, partly reflecting favorable cooling weather.

Dividends
---------
Dividends declared for the three and nine months ended September 30, 2002 were $0.265 per share and $0.795 per share, respectively, compared to $0.255 per share and $0.765 per share for the same periods in 2001.

New Accounting Principles
-------------------------
EITF 02-03
----------
In October 2002, the EITF reached a final consensus in EITF Issue 02-03 "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities" (EITF 02-03) that gains and losses (realized and unrealized) on all derivative instruments within the scope of SFAS 133 should be shown net in the income statement, whether or not settled physically, if the derivative instruments are held for "trading purposes." The consensus rescinded EITF 98-10 "Accounting for Contracts Involved in Energy Trading and Risk Management Activities"
(EITF 98-10) as well as other decisions reached on energy trading contracts at the EITF's June 2002 meeting.

The Company's power marketing operations enter into contracts that are derivatives as defined by SFAS 133, but these operations do not met the definition of energy trading activities based upon the provisions in EITF 98-10. Currently, the Company uses a gross presentation to report the results of these operations. The Company will re-evaluate its portfolio of derivative contracts to determine if any will be required to be reported net in accordance with the provisions of the new consensus.

The consensus relating to the presentation of gains and losses on derivative instruments held for "trading purposes" is effective for financial statements issued for periods beginning after December 15, 2002 and requires the reclassification of all periods presented. For the Company, the consensus is effective beginning January 1, 2003.

SFAS 142
--------
In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). The Company adopted the provisions of SFAS 142, as required on January 1, 2002. SFAS 142 changed the accounting for goodwill from an amortization approach to an impairment-only approach. Thus, amortization of goodwill that is not included as an allowable cost for rate-making purposes ceased upon adoption of this statement. This includes goodwill recorded in past business combinations, such as the Company's acquisition of the Ohio operations. Goodwill is to be tested for impairment at a reporting unit level at least annually.

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

As required by SFAS 142, amortization of goodwill relating to the acquisition of the Ohio operations, which approximates $5.0 million per year and is included in the Gas Utility Services operating segment, ceased on January 1, 2002. Initial impairment reviews to be performed within six months of adoption of SFAS 142 were completed and resulted in no impairment.

SFAS 144
--------
In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 develops one accounting model for all impaired long-lived assets and long-lived assets to be disposed of. SFAS 144 replaces the existing authoritative guidance in FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and certain aspects of APB Opinion No. 30, "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business."

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

SFAS 143
--------
In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Company is currently evaluating the impact that SFAS 143 will have on its operations.

Indiana Tax Legislation
-----------------------
The Indiana General Assembly enacted tax-restructuring legislation in June 2002 that included an increase in taxes imposed on income, effectively increasing Vectren's state income tax rate from 4.5% to 8.5%. Other changes in Indiana tax provisions include reductions in property taxes and the repeal of the Gross Income Tax coupled with the enactment of a new Utility Receipts Tax. Although the new law is not effective until January 1, 2003, the Company reduced non-regulated earnings by $1.1 million in June 2002 to record recalculated deferred tax obligations and earnings from leveraged lease investments at the date of enactment of the law. The impact of the tax rate change on the deferred taxes of the regulated operations is reflected as a regulatory asset for future recovery in rates.

Results of Operations by Business Segment
-----------------------------------------
The following is a more detailed discussion of the results of operations of the Company's regulated and nonregulated businesses. The detailed results of operations for the regulated businesses and nonregulated businesses are presented and analyzed before the reclassification and elimination of certain intersegment transactions necessary to consolidate those results into the Company's Consolidated Condensed Statements of Income. The operations of the Corporate and Other business segment, which include primarily information technology services, are not significant.

                Results of Operations of the Regulated Businesses

The Company's regulated operations are comprised of its Gas Utility Services and Electric Utility Services segments. The Gas Utility Services segment includes the operations of Indiana Gas, the Ohio operations, and SIGECO's natural gas distribution business and provides natural gas distribution and transportation services to nearly two-thirds of Indiana and west central Ohio. The Electric Utility Services segment includes the operations of SIGECO's electric transmission and distribution services, which provides electricity to primarily southwestern Indiana, and SIGECO's power generating and power marketing operations.

Operating Results
-----------------
The results of regulated operations before certain intersegment eliminations and reclassifications for the three and nine months ended September 30, 2002 and 2001 are as follows:

                                              Three Months         Nine Months
                                                 Ended               Ended
                                              September 30,       September 30,
                                             ---------------   -------------------
In millions, except per share amounts         2002     2001      2002       2001
-------------------------------------        ------   ------   --------   --------
OPERATING REVENUES
   Gas utility                               $ 88.1   $ 96.0   $  585.0   $  774.3
   Electric utility                           190.0    104.3      475.7      287.5
                                             ------   ------   --------   --------
     Total operating revenues                 278.1    200.3    1,060.7    1,061.8
                                             ------   ------   --------   --------

COST OF OPERATING REVENUES
   Cost of gas                                 45.6     51.2      358.2      550.1
   Fuel for electric generation                22.9     21.1       59.7       56.9
   Purchased electric energy                   92.5     22.6      239.3       69.4
                                             ------   ------   --------   --------
     Total cost of operating revenues         161.0     94.9      657.2      676.4
                                             ------   ------   --------   --------
TOTAL OPERATING MARGIN                        117.1    105.4      403.5      385.4
OPERATING EXPENSES
   Other operating                             53.3     55.0      164.4      177.8
   Merger, integration, & other costs           -        1.4        -          2.1
   Restructuring costs                          -        1.2        -         12.0
   Depreciation & amortization                 24.2     24.6       71.7       74.1
   Income tax                                   4.7      0.7       30.6       11.2
   Taxes other than income taxes                9.7      8.6       37.8       38.4
                                             ------   ------   --------   --------
     Total operating expenses                  91.9     91.5      304.5      315.6
                                             ------   ------   --------   --------
OPERATING INCOME                               25.2     13.9       99.0       69.8
OTHER INCOME
   Equity in earnings of unconsolidated
      affiliates                               (0.4)     -         (1.4)       -
   Other - net                                  0.6      1.4       10.7        1.6
                                             ------   ------   --------   --------
     Total other income                         0.2      1.4        9.3        1.6
                                             ------   ------   --------   --------
Interest expense                               16.5     15.6       49.7       52.3
Preferred dividend requirement
 of subsidiary                                  -        0.2        -          0.7
                                             ------   ------   --------   --------
Income (loss) before cumulative effect of
   change in accounting principle               8.9     (0.5)      58.6       18.4
                                             ------   ------   --------   --------

Cumulative effect of change in accounting
    principle - net of tax                        -      -          -          3.9
                                             ------   ------   --------   --------
NET INCOME (LOSS), AS REPORTED               $  8.9   $ (0.5)  $   58.6   $   22.3
                                             ------   ------   --------   --------
   Restructuring costs - net of tax             -        0.7        -          7.4
   Merger & integration costs - net of tax      -        2.5        -          6.5
   Cumulative effect of change in accounting
      principle - net of tax                    -        -          -         (3.9)
                                             ------   ------   --------   --------
NET INCOME (LOSS) BEFORE
  NONRECURRING ITEMS                         $  8.9   $  2.7   $   58.6   $   32.3
                                             ======   ======   ========   ========

EARNINGS (LOSS) PER SHARE,
   AS REPORTED                               $ 0.13   $(0.01)  $   0.87   $   0.34
   Restructuring costs                          -       0.01        -         0.11
   Merger & integration costs                   -       0.04        -         0.10
   Cumulative effect of change in
      accounting principle                      -        -          -        (0.06)
                                             ------   ------   --------   --------
EARNINGS (LOSS) PER SHARE
   BEFORE NONRECURRING ITEMS                 $ 0.13   $ 0.04   $   0.87   $   0.49
                                             ======   ======   ========   ========

Regulated utility operations contributed net income of $58.6 million, or $0.87 per share, for the nine months ended September 30, 2002 compared to $22.3 million, or $0.34 per share, for the same period in 2001. In addition to completion of merger and restructuring activities and related costs, the nine-month period increase of $36.3 million, or $0.53 per share, was primarily the result of improved margins and lower operations and maintenance costs. These resulted from a return to lower gas prices and the related reduction in costs incurred in 2001, favorable cooling weather during the second and third quarters, and merger synergies. The accrual of carrying costs on the Company's demand side management programs consistent with an existing IURC rate order also contributed. These favorable impacts were offset somewhat by the effects of warm weather during the heating season.

For the three months ended September 30, 2002, regulated utility operations contributed net income of $8.9 million, or $0.13 per share, compared to a net loss of $0.5 million, or $0.01 per share for the same period in 2001. The results for regulated operations increased primarily due to increased margins, partly reflecting favorable cooling weather. The completion of merger and restructuring activities and related costs in 2001 also contributed.

Gas Utility Margin
Gas Utility margin for the three months ended September 30, 2002 of $42.5 million decreased $2.3 million, or 5%, compared to 2001. The decrease is primarily due to fluctuations in unaccounted for gas and warmer weather.

Gas Utility margin for the nine months ended September 30, 2002 of $226.8 million increased $2.6 million, or 1%. The increase is primarily due to rate recovery of excise taxes in Ohio effective July 1, 2001, an increase in the PIPP rider and customer growth. These favorable impacts were offset somewhat by warmer weather compared to the prior year during the heating season, customer conservation, and fluctuations in unaccounted for gas. The effects of warmer weather during heating periods and customer conservation resulted in an overall 2% decrease in total throughput to 139.9 MMDth in 2002 from 142.3 MMDth in 2001.

Total cost of gas sold was $358.2 million for the nine months ended September 30, 2002 and $550.1 million in 2001. Total cost of gas sold decreased $191.9 million, or 35%, during 2002 compared to 2001, primarily due to a return to lower gas prices. The total average cost per dekatherm of gas purchased for the nine months ended September 30, 2002 was $4.38 compared to $6.46 for the same period in 2001.

Electric Utility Margin
Electric Utility margin for the three and nine months ended September 30, 2002 and 2001 increased $14.0 million, or 23%, and $15.5 million, or 10%, respectively. The increases result primarily from the effect on retail sales of cooling weather considerably warmer than the prior year. Weather in 2002 was 31% warmer for the quarter and 23% warmer for the nine-month period when compared to 2001. For the nine-month period, weather was 22% warmer than normal. In addition to weather, both the quarter and the nine-month period were positively affected by a cash return on NOx compliance expenditures pursuant to a rate recovery rider approved by the IURC in August 2001. The year-to-date period, however, was negatively affected by decreased margin from power marketing activities.

When generation capacity is not needed to serve utility customers, the Company markets available power from its owned generation assets to optimize the return on these key assets. The contracts entered into are primarily short-term purchase and sale transactions that expose the Company to limited market risk. While volumes both sold and purchased in the wholesale market have increased during 2002, margins have softened this year as a result of reduced price volatility. As a result of increased activity offset by reduced price volatility, margin from power marketing activities decreased $2.9 million for the year-to-date period. For the quarter, power marketing activities increased margin by $0.5 million.

Utility Operating Expenses
--------------------------
Utility Other Operating
Utility other operating expenses decreased $1.7 million for the three months ended September 30, 2002 and decreased $13.4 million for the nine months ended September 30, 2002 when compared to the prior year periods. The decreases result primarily from lower charges for the use of corporate assets related to those assets which had useful lives shortened as a result of the merger. Also contributing to the decrease for the nine-month period are merger synergies and the timing of maintenance expenditures.

Utility Depreciation & Amortization
Utility depreciation and amortization decreased $0.4 million for the three months ended September 30, 2002 and decreased $2.4 million for the nine months ended September 30, 2002 when compared to the prior year periods. The decreases result from the discontinuance of goodwill amortization as required by SFAS 142, offset somewhat by depreciation of plant additions.

Utility Income Tax Expense
Federal and state income taxes related to utility operations increased $4.0 million for the three months ended September 30, 2002 and increased $19.4 million for the nine months ended September 30, 2002 when compared to the prior year periods. The increases result principally from higher pre-tax earnings.

Utility Taxes Other Than Income Taxes
Utility taxes other than income taxes increased $1.1 million for the three months ended September 30, 2002 and decreased $0.6 million for the nine months ended September 30, 2002 when compared to the prior year periods. The increase during the quarter is attributable to greater Electric Utility revenues that are subject to gross receipts tax than in the prior period. For the nine-month period, the decrease is attributable to a decrease in gross receipts and excise taxes as a result of lower Gas Utility revenues due to lower gas prices, offset somewhat by increased Electric Utility revenues subject to gross receipts tax.

Utility Other Income, Net
-------------------------
Utility other income, net decreased $0.8 million for the quarter and increased $9.1 million for the nine-month period when compared to the prior year periods. The decrease in the quarter is attributable to changes in value of investments that fund deferred compensation arrangements. The increase for the nine-month period is attributable to the accrual of $5.2 million in carrying costs for demand side management programs not currently in rates pursuant to an existing IURC rate order and $1.8 million from the sale of excess emission allowances and other assets. In addition, the nine-month period is further affected by 2001 contributions made to low income heating assistance programs to assist customers with their increased utility bills reflecting higher gas costs.

Utility Interest Expense
------------------------
Utility interest expense increased $0.9 million for the three months ended September 30, 2002 and decreased $2.6 million for the nine months ended September 30, 2002 when compared to the prior year periods. The three-month period increase results from more borrowings outstanding at higher average rates. The nine-month period decrease is attributable to consistent outstanding borrowings at lower average interest rates.

Environmental Matters
---------------------
Clean Air Act
-------------
NOx SIP Call Matter
The Clean Air Act (the Act) requires each state to adopt a State Implementation Plan (SIP) to attain and maintain National Ambient Air Quality Standards (NAAQS) for a number of pollutants, including ozone. If the United States Environmental Protection Agency (USEPA) finds a state's SIP inadequate to achieve the NAAQS, the USEPA can call upon the state to revise its SIP (a SIP Call).

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

On June 5, 2002, the Company filed a new proceeding to update the NOx project cost and to obtain approval of a second rider authorizing ongoing recovery of depreciation and operating costs related to the clean coal technology. Based on the level of system-wide emissions reductions required and the control technology utilized to achieve the reductions, the current estimated clean coal technology construction cost ranges from $240 million to $250 million and is expected to be expended during the 2001-2006 period. Through September 30, 2002, $53.5 million has been expended. After the equipment is installed and operational, related annual operating expenses, including depreciation expense, are estimated to be between $24 million and $27 million. Such expenses would commence in 2004 when the technology becomes operational. On October 22, 2002, the Company filed a settlement agreement with the IURC that has been entered into with the Indiana Office of Utility Consumer Counselor and an industrial intervenor group relating to the ongoing NOx project. The agreement, if approved by the IURC, will authorize additional capital cost investment and recovery on those capital costs, as well as the recovery of future operating costs, including depreciation and purchased emission allowances, through a rider mechanism. A hearing is scheduled for November 15, 2002 to consider the agreement. The settlement establishes a fixed return of 8 percent on the capital investment.

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

The lawsuit seeks fines against SIGECO in the amount of $27,500 per day per violation. However, on July 29, 2002, the Court ruled that USEPA could not seek civil penalties for two of the three remaining projects at issue in the litigation, significantly reducing potential civil penalty exposure. The lawsuit also seeks a court order requiring SIGECO to install the best available emissions technology at the Culley Generating Station. If the USEPA were successful in obtaining an order, SIGECO estimates that in response it could incur capital costs of approximately $20 million to $40 million to comply with the order. Trial is currently set to begin March 31, 2003.

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

Operating Results
-----------------
The results of nonregulated operations before certain intersegment eliminations and reclassifications for the three and nine months ended September 30, 2002 and 2001 are as follows:

                                           Three Months       Nine Months
                                              Ended             Ended
                                           September 30,     September 30,
                                          ---------------  -----------------
In millions, except per share amounts       2002    2001     2002     2001
                                          ------  -------  -------   -------
Energy services & other revenues          $ 26.4  $ 156.4  $ 265.9   $ 611.9
Cost of energy services & other             16.4    143.7    234.9     582.5
                                          ------  -------  -------   -------
TOTAL OPERATING MARGIN                      10.0     12.7     31.0      29.4

Intersegment revenues, net of costs          0.6      0.4      2.2       1.4

Operating expenses                           8.3      9.9     27.3      25.1
Restructuring costs                            -      1.4        -       2.0
                                          ------  -------  -------   -------

OPERATING INCOME                             2.3      1.8      5.9       3.7
                                          ------  -------  -------   -------

Other income:
   Equity in earnings of unconsolidated
     affiliates                              2.1      4.9      9.2      15.0
   Other - net                               1.8      2.0      3.7       9.6
                                          ------  -------  -------   -------
    Total other income                       3.9      6.9     12.9      24.6
                                          ------  -------  -------   -------

Interest expense                             1.9      2.8      6.4       9.2
                                          ------  -------  -------   -------
INCOME BEFORE TAXES                          4.3      5.9     12.4      19.1
                                          ------  -------  -------   -------

Income taxes                                (1.8)    (1.1)    (2.5)     (0.3)
Minority interest in subsidiary              0.3      1.0      0.1       0.8
                                          ------  -------  -------   -------
INCOME BEFORE EXTRAORDINARY LOSS             5.8      6.0     14.8      18.6
                                          ------  -------  -------   -------

Extraordinary loss - net of tax                -        -        -       7.7
                                          ------  -------  -------   -------
NET INCOME, AS REPORTED                   $  5.8  $   6.0  $  14.8   $  10.9
                                          ------  -------  -------   -------

   Restructuring costs - net of tax            -      0.9        -       1.3
   Extraordinary loss - net of tax             -        -        -       7.7
                                          ------  -------  -------   -------
NET INCOME BEFORE NONRECURRING
   ITEMS                                  $  5.8  $   6.9  $  14.8   $  19.9
                                          ======  =======  =======   =======

EARNINGS PER SHARE, AS REPORTED           $ 0.09  $  0.09  $  0.22   $  0.16

   Restructuring costs                         -     0.01        -      0.02
   Extraordinary loss                          -        -        -      0.12
                                          ------  -------  -------   -------
EARNINGS PER SHARE BEFORE
   NONRECURRING ITEMS                     $ 0.09  $  0.10  $  0.22   $  0.30
                                          ======  =======  =======   =======



For the three months ended September 30, 2002, earnings from nonregulated operations decreased $0.2 million, and for the nine months ended September 30, 2002 increased $3.9 million, or $0.06 per share. Earnings before these nonrecurring charges incurred during 2001 decreased $1.1 million for the quarter and $5.1 million for the nine-month period.

The decreases are attributable to gains recognized upon sale of investments by an unconsolidated affiliate in the first and third quarters of 2001, lower interest and leveraged lease income resulting from a divestiture of notes receivable and leveraged lease investments in the second and fourth quarters of 2001, and decreased performance contracting earnings. In addition, the nine-month period was negatively affected by a change in Indiana corporate income tax laws enacted in June 2002, which required the recalculation of deferred tax obligations and earnings from leveraged lease investments at the date of enactment of the law. However, the decrease for the nine-month period was somewhat offset by increased earnings from natural gas marketing and coal mining operations.

In February 2002, Vectren announced its intention to integrate the operations of its wholly owned subsidiary SIGCORP Energy Services, LLC (SES) with ProLiance Energy, LLC, an equity method affiliate. SES provides natural gas and related services to SIGECO and others. Effective June 1, 2002, the integration was completed. In exchange for the contribution of SES' net assets totaling $19.2 million, including cash of $2.0 million, Vectren's allocable share of ProLiance's profits and losses increased from 52.5% to 61%, consistent with Vectren's new ownership percentage. Governance and voting rights remain at 50% for each member. Since governance of ProLiance remains equal between the members, Vectren continues to account for its investment in ProLiance using the equity method of accounting.

Prior to June 1, 2002, SES' operating results were consolidated. Subsequent to June 1, 2002, SES' operating results, now part of ProLiance, are reflected in equity in earnings of unconsolidated affiliates. The transfer of net assets was accounted for at book value consistent with joint venture accounting and did not result in any gain or loss.

Energy Services & Other Revenues
--------------------------------
Revenues from Vectren's non-utility operations (primarily the operating companies of its Energy Marketing and Services and Coal Mining groups) for the three and nine months ended September 30, 2002 decreased $130.0 million and $346.0 million, respectively. Prior to June 2002, revenues were primarily attributable to Energy Marketing and Services gas marketing operations. The significant decreases are primarily attributable to lower natural gas prices prior to June 2002 and the exclusion of SES's revenues since June 2002.

Costs of Energy Services & Other
--------------------------------
Cost of energy services and other for the three and nine months ended September 30, 2002 decreased $127.3 million and $347.6 million, respectively when compared to the prior year. These costs are primarily the cost of natural gas purchased for resale by Energy Marketing and Services' gas marketing operations. The decreases are primarily due to lower purchased gas costs prior to June 2002 and the exclusion of SES's gas costs since June 2002.

Nonregulated Margin
-------------------
Margin from nonregulated operations for the three and nine months ended September 30, 2002 was $10.0 million and $31.0 million, respectively. Excluding SES's operations, margins decreased $0.7 million for the quarter and increased $1.8 million for the nine-month period. The decrease for the quarter results primarily from lower performance contracting sales. The quarter decrease was offset by increases in margin from coal mining operations and municipal broadband construction and consulting operations. The nine-month period increase primarily results from increased coal mining operations, offset by the decreased performance contracting margin experienced during the quarter. Coal mining capacity increased in mid 2001 when the Company's second mine began operations. During 2002, coal mining operations have increased margin by $0.4 million for the quarter and $3.4 million for the nine-month period.

Nonregulated Operating Expenses
-------------------------------
Nonregulated operating expenses consist of other operating expenses, depreciation and amortization, and taxes other than income taxes. Excluding SES's operations, for the three months ended September 30, 2002, nonregulated operating expenses were comparable to the prior year, and for the nine-month period increased $4.7 million. The increase in the nine-month period is principally due to amortization of mine development costs and start-up costs for retail operations in the Other Business Group.

Nonregulated Other Income
-------------------------
Equity in Earnings of Unconsolidated Affiliates
For the three and nine months ended September 30, 2002, earnings from unconsolidated affiliates decreased $2.8 million and $5.8 million, respectively, when compared to the prior year periods. The decreases result from 2001 first and third quarter gains recognized upon sale of investments by an unconsolidated affiliate that invests in energy-related opportunities and additional losses incurred by Pace Carbon Synfuels, LP (an investment that manufactures synthetic-based fuels and qualifies for Internal Revenue Code Section 29 income tax credits). These decreases were somewhat offset by increased earnings from Energy Marketing and Services' investment in ProLiance.

Nonregulated Other - Net
For the three and nine months ended September 30, 2002, nonregulated other - net decreased $ 0.2 million and $5.9 million, respectively, when compared to the prior year periods. The decreases result primarily from lower interest and leveraged lease income resulting from a divestiture of notes receivable and leveraged lease investments in the second and fourth quarters of 2001.

Nonregulated Interest Expense
-----------------------------
For the three and nine months ended September 30, 2002, interest expense related to nonregulated operations has decreased $0.9 million and $2.8 million, respectively. The decrease is due primarily to lower interest rates on outstanding short-term borrowings.

Nonregulated Income Tax Expense
-------------------------------
For the three and nine months ended September 30, 2002, Federal and state income taxes related to nonregulated operations decreased $0.7 million and $2.2 million, respectively, when compared to the prior year periods. The decreases result from lower pre-tax earnings and a lower effective tax rate, offset by the recalculation of deferred tax liabilities at a newly enacted state rate. The effective tax rate is lower in 2002 primarily due to the utilization of tax credits, primarily Internal Revenue Code Section 29 income tax credits generated from the Company's investment in Pace Carbon Synfuels, LP.

Other Operating Matters
-----------------------
ProLiance Energy, LLC
---------------------
ProLiance Energy, LLC (ProLiance), a nonregulated, energy marketing affiliate of Vectren and Citizens Gas and Coke Utility (Citizens Gas), began providing natural gas and related services to Indiana Gas, Citizens Gas, and others in April 1996. ProLiance also provides services to the Ohio operations and began providing service to SIGECO in 2002. ProLiance's primary business is optimizing the gas portfolios of utilities and providing services to large end use customers.

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

Specific to the sale of gas and provision of other services to Indiana Gas by ProLiance, on September 12, 1997, the IURC issued a decision finding the gas supply and portfolio administration agreements between ProLiance and Indiana Gas and ProLiance and Citizens Gas to be consistent with the public interest and that ProLiance is not subject to regulation by the IURC as a public utility. The IURC's decision reflected the significant gas cost savings to customers obtained through ProLiance's services and suggested that all material provisions of the agreements between ProLiance and the utilities were reasonable. Nevertheless, with respect to the pricing of gas commodity purchased from ProLiance, the price paid by ProLiance to the utilities for the prospect of using pipeline entitlements if and when they are not required to serve the utilities' firm customers, and the pricing of fees paid by the utilities to ProLiance for portfolio administration services, the IURC concluded that additional review in the GCA process would be appropriate and directed that these matters be considered further in the pending, consolidated GCA proceeding involving Indiana Gas and Citizens Gas.

In 2001, the IURC commenced processing the GCA proceeding regarding the three pricing issues. The IURC indicated that it would consider the prospective relationship of ProLiance with the utilities in this proceeding. On June 4, 2002, Indiana Gas and Citizens Gas, together with the Office of Utility Consumer Counselor and other consumer parties, entered into and filed with the IURC a settlement setting forth the terms for resolution of all pending regulatory issues related to ProLiance. On July 23, 2002, the IURC approved the settlement filed by the parties. The GCA proceeding has been concluded and new supply agreements between Indiana Gas, SIGECO, Citizens Gas, and ProLiance have been approved and extended through March 31, 2007. At September 30, 2002 and December 31, 2001, the Company has reserved approximately $4.4 million and $3.2 million, respectively, of ProLiance's after tax earnings for exposure from this GCA proceeding which approximates the impact of the settlement for past services provided to Indiana Gas by ProLiance. The Company expects refunds to retail customers to be applied to the reserve in December 2002.

In addition to the above, the IURC order also provides that:
|X| A portion of the utilities' natural gas will be purchased through a gas cost incentive mechanism that shares price risk and reward between the utilities and customers;
|X| Beginning in 2004, ProLiance will provide the utilities with an interstate pipeline transport and storage service price discount, thus providing additional savings to customers;
|X| As ProLiance continues to provide the utilities with its supply services, Citizens and Vectren will together annually provide an additional $2 million per year in customer benefits in 2003, 2004 and 2005; and
|X| In 2006, the utilities will conduct a competitive bidding process for provision of gas supply services commencing in 2007. ProLiance is authorized to participate in the competitive bidding process.

Pre-tax income of $4.2 million and $2.8 million was recognized as ProLiance's contribution to earnings for the three months ended September 30, 2002 and 2001, respectively. Pre-tax income of $15.0 million and $12.4 million was recognized as ProLiance's contribution to earnings for the nine months ended September 30, 2002 and 2001, respectively. Earnings recognized from ProLiance are included in equity in earnings of unconsolidated affiliates. Earnings have increased due to normal growth in operations and Vectren's contribution of SES's operations.

Utilicom Networks, LLC
----------------------
Utilicom Networks, LLC (Utilicom) is a provider of bundled communication services through high capacity broadband networks, including analog and digital cable television, high-speed Internet, and advanced local and long distance phone services. The Company has a minority equity interest and convertible subordinated debt investment in Utilicom. The Company also has a minority interest in SIGECOM Holdings, Inc. (Holdings), which was formed by Utilicom to hold interests in SIGECOM, LLC (SIGECOM). The Company accounts for its investments in Utilicom and Holdings on the cost method. SIGECOM provides broadband services to the greater Evansville, Indiana, area. Utilicom also plans to provide broadband services to the greater Indianapolis, Indiana, and Dayton, Ohio, markets.

In July 2001, Utilicom announced a delay in funding of the Indianapolis and Dayton projects. This delay, with which Company management agrees, is due to the continued difficult environment within the telecommunication capital markets, which has prevented Utilicom from obtaining debt financing on terms it considers acceptable. While the existing investors are still committed to the Indianapolis and Dayton markets, the Company is not required to and does not intend to proceed unless the Indianapolis and Dayton projects are fully funded. Franchising agreements have been extended in both locations.

                               Financial Condition
                               -------------------
The Company's equity capitalization objective is 40-50% of total capitalization. This objective may have varied, and will vary, depending on particular business opportunities and seasonal factors that affect the Company's operation. The Company's equity component was 46% and 45% of total capitalization, including current maturities of long-term debt and long-term debt subject to tender, at September 30, 2002 and December 31, 2001, respectively.

Short-term cash working capital is required primarily to finance customer accounts receivable, unbilled utility revenues resulting from cycle billing, gas in underground storage, prepaid gas delivery services, capital expenditures, and investments until permanently financed.

The Company expects the majority of its capital expenditures and debt security redemptions to be provided by internally generated funds; however, additional financing may be required in future years due to significant capital expenditures for NOx compliance equipment at SIGECO.

VUHI's and Indiana Gas' credit ratings on outstanding senior unsecured debt at March 31, 2002 are A-/A2 as rated by Standard and Poor's and Moody's, respectively. SIGECO's credit ratings on outstanding secured debt at March 31, 2002 are A-/A1. VUHI's commercial paper has a credit rating of A-2/P-1. Vectren Capital Corp.'s senior unsecured debt is rated BBB+/Baa2. On August 27, 2002, Moody's Investor Services issued a press release indicating these ratings are under review for a possible downgrade. Moody's raised several concerns including weaker credit and fixed charge coverage measures, resulting from the prior integration and restructuring costs and warm winter of 2001 and 2002; the regulatory treatment of the significant NOx environmental expenditures and the ratings triggers in $113.0 million of Vectren Capital Corp debt discussed below. The Company continues to work with Moody's to address these and other items including the favorable NOx settlement and strategies around the triggers.

Cash Flow From Operations
-------------------------
The Company's primary source of liquidity to fund working capital requirements has been cash generated from operations, which totaled $273.2 million and $151.3 million for the nine months ended September 30, 2002 and 2001, respectively.

Cash flow from operations increased during the nine months ended September 30, 2002 compared to 2001 by $121.9 million due primarily to favorable changes in working capital accounts due to a return to lower gas prices and increased earnings before non-cash charges.

Financing Activities
--------------------
Sources & Uses of Liquidity
---------------------------
At September 30, 2002, the Company had $510.0 million of short-term borrowing capacity through lines of credit and commercial paper programs, including $330.0 million for its regulated operations and $180.0 million for its wholly-owned nonregulated and corporate operations, of which $158.3 million was available for regulated operations and $31.7 million was available for nonregulated and corporate operations. At September 30, 2002, credit available for nonregulated operations is reduced by outstanding letters of credit totaling $7.0 million.

During the nine months ended September 30, 2002, $1.3 million of long-term debt was paid as scheduled, and put provisions totaling $5.0 million were exercised. Other put provisions on long-term debt totaling $6.5 million expired unexercised and have been reclassified as long-term debt.

At September, 2002, $113.0 million of Vectren Capital Corp.'s senior unsecured notes were subject to cross-default and ratings trigger provisions that would provide that the full balance outstanding is subject to prepayment if the ratings of Indiana Gas or SIGECO declined to BBB/Baa2. In addition, accrued interest and a make whole amount based on the discounted value of the remaining payments due on the notes would also become payable. Ratings triggers on Vectren Capital Corp.'s bank loans and VUHI's commercial paper back up facility existing at December 31, 2001 were removed as facilities were renewed during 2002. As previously discussed under Financial Condition above, Indiana Gas and SIGECO ratings are under review by Moody's for possible downgrade. However, the existing Moody's ratings of A2 and A1, respectively, are well above the ratings trigger. The Company is currently exploring additional strategies regarding the ratings triggers including further expanding unutilized capacity under its nonregulated short-term borrowing facilities for additional liquidity protection.

Financing Cash Flow
Cash flow required for financing activities of $122.8 million for the nine months ended September 30, 2002 includes $70.0 million of reductions in net borrowings and $53.7 million in common stock dividends. In the prior year, $129.4 million of common stock was issued and used to repay short term borrowings.

Other Financing Transactions
In January 2002, the Company redeemed 1,160 shares of SIGECO's 8.5% preferred stock per its stated terms of $100 per share, plus accrued and unpaid dividends. Prior to the redemption, there were 4,597 shares outstanding.

Capital Expenditures, Other Investment Activities, & Guarantees
---------------------------------------------------------------
Cash required for investing activities of $159.0 million for the nine months ended September 30, 2002 includes $150.2 million of requirements for capital expenditures. Investing activities for the nine months ended September 30, 2001 were $110.6 million. The $48.4 million increase occurring in 2002 is principally the result of more expenditures for utility plant and the sale of leveraged lease investments in 2001.

Planned Capital Expenditures
----------------------------
New construction, normal system maintenance and improvements, and information technology investments needed to provide service to a growing regulated and nonregulated customer base will continue to require substantial expenditures. Investments in nonregulated unconsolidated affiliates and company-wide capital expenditures for the remainder of 2002 are estimated at $67.7 million. Estimated investments in nonregulated unconsolidated affiliates and company-wide capital expenditures for 2003 are estimated at $249.5 million.

Guarantees
----------
The Company is party to financial guarantees with off-balance sheet risk. These guarantees include debt guarantees and performance guarantees, including the debt of and performance of energy efficiency products installed by affiliated companies. The Company estimates these guarantees totaled approximately $90 million at September 30, 2002. The Company's most significant guarantee totaling $59.8 million represents two-thirds of Energy Systems Group, LLC's (ESG) surety bonds, performance and energy savings guarantees. ESG is a two-thirds owned consolidated subsidiary. The guarantees relate to amounts due to various insurance companies for surety bonds should ESG default on obligations to complete construction, pay vendors or subcontractors, or to achieve energy guarantees. Through September 30, 2002, the Company has not been called upon to satisfy any obligations pursuant to the guarantees.

                           Forward-Looking Information
                           ---------------------------
A "safe harbor" for forward-looking statements is provided by the Private Securities Litigation Reform Act of 1995 (Reform Act of 1995). The Reform Act of 1995 was adopted to encourage such forward-looking statements without the threat of litigation, provided those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause the actual results to differ materially from those projected in the statement. Certain matters described in Management's Discussion and Analysis of Results of Operations and Financial Condition are forward-looking statements. Such statements are based on management's beliefs, as well as assumptions made by and information currently available to management. When used in this filing, the words "believe," "anticipate," "endeavor," "estimate," "expect," "objective," "projection," "forecast," "goal," and similar expressions are intended to identify forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause the Company's actual results to differ materially from those contemplated in any forward-looking statements included, among others, the following:

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

Commodity Price Risk
--------------------
The Company's regulated operations have limited exposure to commodity price risk for purchases and sales of natural gas and electric energy for its retail customers due to current Indiana and Ohio regulations, which subject to compliance with applicable state regulations, allow for recovery of such purchases through natural gas and fuel cost adjustment mechanisms.

The Company does engage in limited wholesale power marketing operations and other operations involving the purchase and sale of commodities that may expose it to commodity price risk associated with fluctuating electric power, natural gas, and coal commodity prices. Other commodity operations include nonregulated retail gas supply operations in states that allow for choice.

The Company's wholesale power marketing operations manage the utilization of its available electric generating capacity. The Company's other operations that involve the purchase and sale of commodities buy and sell natural gas and coal to meet customer demands. These operations enter into forward and option contracts that commit the Company to purchase and sell commodities in the future.

As a result of the integration of the Company's wholly owned subsidiary, SIGCORP Energy Services, LLC, into ProLiance Energy, LLC, a joint venture accounted for using the equity method, all natural gas marketing is now conducted by ProLiance.

Commodity price risk results from forward sale and option contracts that commit the Company to deliver commodities on specified future dates. Power marketing uses planned unutilized generation capability and forward purchase contracts to protect certain sales transactions from unanticipated fluctuations in the price of electric power, and periodically, will use derivative financial instruments to protect its interests from unplanned outages and shifts in demand. Additionally, other commodity activities use stored inventory and forward purchase contracts to protect certain sales transactions from unanticipated fluctuations in commodity prices.

Open positions in terms of price, volume and specified delivery points may occur to a limited extent and are managed using methods described above and frequent management reporting.

When generation capacity is not needed to serve utility customers, the Company markets available power from its owned generation assets to optimize the return on these key assets. The contracts entered into are primarily short-term purchase and sale contracts that expose the Company to limited market risk. During 2002, the Company has increased its activity in the wholesale market. With the exception of those contracts subject to the normal purchase and sale exclusion, commodity contracts are accounted for at market value. As of September 30, 2002, contracts had no net asset value compared to a net asset value of $3.2 million at December 31, 2001. The Company has determined these power marketing contracts are derivatives within the scope of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities."

Power marketing contracts at September 30, 2002 totaled $7.7 million of prepayments and other current assets and $7.7 million of accrued liabilities, compared to $5.2 million of prepayments and other current assets and $2.0 million of accrued liabilities at December 31, 2001. For the three months ended September 30, 2002 and 2001, the change in the net value of these contracts includes an unrealized gain of $0.2 million and an unrealized loss of $0.9 million, respectively. For the nine months ended September 30, 2002 and 2001, the change in the net value of these contracts includes unrealized losses of $3.0 million and $3.3 million, respectively. Including these unrealized changes in fair value, overall margin (revenue net of purchased power) from power marketing operations for the three months ended September 30, 2002 and 2001 was $4.6 million and $4.1 million, respectively, and for the nine months ended September 30, 2002 and 2001 was $8.0 million and $10.9 million, respectively.

Market risk is measured by management as the potential impact on pre-tax earnings resulting from a 10% adverse change in the forward price of commodity prices on market sensitive financial instruments (all contracts not expected to be settled by physical receipt or delivery). For the three and nine months ended September 30, 2002, a 10% adverse change in the forward prices of electricity on market sensitive financial instruments would have decreased pre-tax earnings by approximately $0.0 million and $1.4 million, respectively. For the three and nine months ended September 30, 2001, a 10% adverse change in the forward prices of electricity on market sensitive financial instruments would have decreased pre-tax earnings by approximately $0.6 million and $2.0 million, respectively.

Commodity Price Risk from Unconsolidated Affiliate
--------------------------------------------------
Commodity price risk from an unconsolidated affiliate is not significantly different from the information as set forth in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in the Vectren 2001 Form 10-K and is therefore not presented herein.

Interest Rate Risk
------------------
Interest rate risk is not significantly different from the information as set forth in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in the Vectren 2001 Form 10-K and is therefore not presented herein.

Other Risks
-----------
By using forward purchase contracts and derivative financial instruments to manage risk, the Company exposes itself to counter-party credit risk and market risk. The Company manages this exposure to counter-party credit risk by entering into contracts with companies that can be reasonably expected to fully perform under the terms of the contract. Counter-party credit risk is monitored regularly and positions are adjusted appropriately to manage risk. Further, tools such as netting arrangements and requests for collateral are also used to manage credit risk. The Company attempts to manage exposure to market risk associated with commodity contracts and interest rates by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures
------------------------------------------------
Within 90 days prior to the filing of the report, the Company carried out an evaluation under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness or the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective in bringing to their attention on timely basis material information relating to the Company required to be disclosed by the Company in its Exchange Act reports.

Disclosure controls and procedures, as defined by the Securities Exchange Act of 1934 in Rules 13a-14(c) and 15d-14(c), are controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities and Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. "Disclosure controls and procedures" include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in its Exchange Act reports is accumulated and communicated to the Company's management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control
---------------------------
Since the evaluation of disclosure controls and procedures, there have been no significant changes to the Company's internal controls and procedures or significant changes in other factors that could significantly affect the Company's internal controls and procedures. No material weaknesses or other significant deficiencies in the design of internal control were noted by the Company during the most recent disclosure control and procedure evaluation and through the filing of this Form 10-Q.

Internal control, as defined in American Institute of Certified Public Accountants Codification of Statements on Auditing Standards (AU ss.319), is a process, effected by an entity's board of directors, management, and other personnel, designed to provide reasonable assurance regarding the achievement of objectives in the following categories: (a) reliability of financial reporting,
(b) effectiveness and efficiency of operations and (c) compliance with applicable laws and regulations.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

10.1 Vectren Corporation Retirement Savings Plan (Amended and Restated Effective January 1, 2002). (Filed herewith.)

(b)  Reports On Form 8-K During The Last Calendar Quarter

On July 23, 2002, Vectren Corporation filed a Current Report on Form 8-K with respect to the release of financial information to the investment community regarding the Company's results of operations for the three, six and twelve month periods ended June 30, 2002. The financial information was released to the public through this filing.
         Item 5.  Other Events
         Item 7.  Exhibits
                   99.1 - Press Release - Second Quarter 2002 Vectren
                          Corporation Earnings
                   99.2 - Cautionary Statement for Purposes of the "Safe Harbor"
                          Provisions of the Private Securities Litigation Reform Act of 1995

On July 25, 2002, Vectren Corporation filed an amendment to current report on Form 8-K, originally filed on April 25, 2002, with respect to the approval of an agreement by the Indiana Utility Regulatory Commission setting forth the settlement of numerous pending issues related to ProLiance Energy, LLC
         Item 5.  Other Events
         Item 7.  Exhibits
                   99-1 - Press Release - ProLiance Settlement Approved,
                          Customers Save Millions, Utilities Receive Certainty

On August 14, 2002 Vectren Corporation filed a current report on Form 8-K with respect to the Principal Executive Officer, Niel C. Ellerbrook, and the Principal Financial Officer, Jerome A. Benkert, Jr., of Vectren Corporation submitting to the Securities and Exchange Commission sworn statements pursuant to Securities and Exchange Commission Order 4-460.
         Item 9.  Regulation FD Disclosure.
         Item 7.  Exhibits.
                   99-1 - Statement Under Oath of Principal Executive Officer
                          dated August 14, 2002
                   99-2 - Statement Under Oath of Principal Financial Officer
                          dated August 14, 2002

On August 30, 2002, Vectren Corporation filed a Current Report on Form 8-K with respect to the issuance of a press release by Moody's Investor Services regarding the potential downgrade of credit ratings on various debt instruments issued by certain of Vectren Corporation's (Vectren) wholly owned subsidiaries.
         Item 5.  Other Events
         Item 7.  Exhibits.
                   99-1 - Moody's Press Release.
                   99-2 - Cautionary Statement for Purposes of the "Safe Harbor"
                          Provisions of the Private Securities Litigation Reform Act of 1995


                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               VECTREN CORPORATION
                               -------------------
                               Registrant




        November 13, 2002     /s/Jerome A. Benkert, Jr.
                              ----------------------------
                              Jerome A. Benkert, Jr.
                              Executive Vice President and
                              Chief Financial Officer
                              (Principal Financial Officer)



                              /s/M. Susan Hardwick
                              ----------------------------
                              M. Susan Hardwick
                              Vice President and Controller
                              (Principal Accounting Officer)

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

                      CHIEF EXECUTIVE OFFICER CERTIFICATION

I, Niel C. Ellerbrook, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Vectren Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
        a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
        b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
        c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
        a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
        b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

                                            /s/ Niel C. Ellerbrook
                                            --------------------------------
                                            Niel C. Ellerbrook
                                            Chairman and Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

                      CHIEF FINANCIAL OFFICER CERTIFICATION

I, Jerome A. Benkert, Jr., certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Vectren Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
        a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
        b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
        c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
        a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
        b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

                                       /s/ Jerome A. Benkert, Jr.
                                       ---------------------------------------
                                       Jerome A. Benkert, Jr.
                                       Executive Vice President and
                                       Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

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

         Signed this 13th day of November, 2002.







/s/ Jerome A. Benkert, Jr.                  /s/ Niel C. Ellerbrook
---------------------------------           ------------------------------------
(Signature of Authorized Officer)           (Signature of Authorized Officer)

Jerome A. Benkert, Jr.                      Niel C. Ellerbrook
---------------------------------           ------------------------------------
(Typed Name)                                (Typed Name)

Executive Vice President and
Chief Financial Officer                     Chairman and Chief Executive Officer
---------------------------------           ------------------------------------
(Title)                                     (Title)