Form 10-Q
period 2003-03-31
VECTREN CORP
filed 2003-05-15
CIK 1096385

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number:   1-15467

                                 VECTREN CORPORATION
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                INDIANA                                       35-2086905
----------------------------------------------             -------------------
 (State or other jurisdiction of incorporation               (IRS Employer
      or organization)                                     Identification No.)



                 20 N.W. 4th Street, Evansville, Indiana, 47708
             -------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                  812-491-4000
             -------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No __

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common Stock- Without Par Value          68,077,722            May 1, 2003
  -------------------------------          ----------            -----------
              Class                     Number of Shares             Date

                                Table of Contents

Item                                                                   Page
Number                                                                 Number
                          PART I. FINANCIAL INFORMATION
  1    Financial Statements (Unaudited)
       Vectren Corporation and Subsidiary Companies
          Consolidated Condensed Balance Sheets                         1-2
          Consolidated Condensed Statements of Income                    3
          Consolidated Condensed Statements of Cash Flows                4
       Notes to Unaudited Consolidated Condensed
          Financial Statements                                         5-14
  2    Management's Discussion and Analysis of Results
        of Operations and Financial Condition                         15-31
  3    Quantitative and Qualitative Disclosures About
         Market Risk                                                    31
  4    Controls and Procedures                                         31-32

                           PART II. OTHER INFORMATION
  1    Legal Proceedings                                                 32
  6    Exhibits and Reports on Form 8-K                                  32
       Signatures                                                        33
       Certifications                                                  34-36

                                   Definitions

AFUDC: allowance for funds used        MMBTU: millions of British thermal units
   during construction
APB: Accounting Principles Board       MW: megawatts

EITF: Emerging Issues Task Force       MWh / GWh: megawatt hours / millions of
                                          megawatt hours (gigawatt hours)
FASB: Financial Accounting Standards   NOx: nitrogen oxide
   Board
FERC: Federal Energy Regulatory        OUCC: Indiana Office of the Utility
   Commission                             Consumer Counselor
IDEM: Indiana Department of            PUCO: Public Utilities Commission of Ohio
   Environmental Management
IURC: Indiana Utility Regulatory       SFAS: Statement of Financial Accounting
   Commission                              Standards
MCF / BCF: millions / billions         USEPA: United States Environmental
   of cubic feet                          Protection Agency
MDth / MMDth: thousands /millions       Throughput: combined gas sales and gas
   of dekatherms                          transportation volumes

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  VECTREN CORPORATION AND SUBSIDIARY COMPANIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Unaudited - In millions)


                                                  March 31,       December 31,
                                                    2003             2002
------------------------------------------------------------------------------
                  ASSETS

Current Assets
   Cash & cash equivalents                        $    28.6        $    25.1
   Accounts receivable-less reserves of
       $4.2 & $5.5, respectively                      207.8            154.4
   Accrued unbilled revenues                           82.8            116.1
   Inventories                                         44.2             62.8
   Recoverable fuel & natural gas costs                11.9             22.1
   Prepayments & other current assets                  26.2             93.0
-----------------------------------------------------------------------------
       Total current assets                           401.5            473.5
-----------------------------------------------------------------------------
Utility Plant
   Original cost                                    3,085.9          3,037.1
   Less:  accumulated depreciation &
           amortization                             1,412.2          1,389.0
-----------------------------------------------------------------------------
       Net utility plant                            1,673.7          1,648.1
-----------------------------------------------------------------------------
Investments in unconsolidated affiliates              179.0            153.3
Other investments                                     117.3            124.3
Non-utility property-net                              218.3            228.0
Goodwill-net                                          202.2            202.2
Regulatory assets                                      78.6             75.2
Other assets                                           24.0             21.9
-----------------------------------------------------------------------------
TOTAL ASSETS                                      $ 2,894.6        $ 2,926.5
=============================================================================


The accompanying notes are an integral part of these consolidated condensed financial statements.

                  VECTREN CORPORATION AND SUBSIDIARY COMPANIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Unaudited - In millions)

                                                      March 31,     December 31,
                                                        2003            2002
-------------------------------------------------------------------------------
          LIABILITIES & SHAREHOLDERS' EQUITY

Current Liabilities
   Accounts payable                                   $    52.8      $   101.7
   Accounts payable to affiliated companies                68.4           86.4
   Accrued liabilities                                    150.1          119.9
   Short-term borrowings                                  381.9          399.5
   Current maturities of long-term debt                     1.0           39.8
   Long-term debt subject to tender                           -           26.6
------------------------------------------------------------------------------
        Total current liabilities                         654.2          773.9
------------------------------------------------------------------------------
Long-term Debt-Net of Current Maturities &
   Debt Subject to Tender                                 980.9          954.2

Deferred Income Taxes & Other Liabilities
   Deferred income taxes                                  205.9          195.5
   Deferred credits & other liabilities                   135.1          130.8
------------------------------------------------------------------------------
        Total deferred credits & other liabilities        341.0          326.3
------------------------------------------------------------------------------
Minority Interest in Subsidiary                             1.3            1.9

Commitments & Contingencies (Notes 8, 9)

Cumulative, Redeemable Preferred Stock of
   a Subsidiary                                             0.2            0.3

Common Shareholders' Equity
   Common stock (no par value) - issued &
       outstanding 68.1 and 67.9, respectively            352.5          350.0
   Retained earnings                                      567.5          530.4
   Accumulated other comprehensive income                  (3.0)         (10.5)
------------------------------------------------------------------------------
        Total common shareholders' equity                 917.0          869.9
------------------------------------------------------------------------------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY              $ 2,894.6      $ 2,926.5
==============================================================================


The accompanying notes are an integral part of these consolidated condensed financial statements.

                  VECTREN CORPORATION AND SUBSIDIARY COMPANIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                (Unaudited - In millions, except per share data)

                                                   Three Months Ended March 31
-------------------------------------------------------------------------------
                                                  2003                 2002
-------------------------------------------------------------------------------
                                                                   As Restated,
                                                                    See Note 3
                                                                   ------------
OPERATING REVENUES
   Gas utility                                  $ 509.5              $ 358.1
   Electric utility                               119.4                126.8
   Energy services & other                         33.6                145.5
-------------------------------------------------------------------------------
        Total operating revenues                  662.5                630.4
-------------------------------------------------------------------------------
OPERATING EXPENSES
   Cost of gas sold                               365.1                230.2
   Fuel for electric generation                    20.8                 17.8
   Purchased electric energy                       40.4                 59.7
   Cost of energy services & other                 25.5                134.8
   Other operating                                 62.6                 57.7
   Depreciation & amortization                     31.4                 29.0
   Taxes other than income taxes                   22.0                 18.3
-------------------------------------------------------------------------------
        Total operating expenses                  567.8                547.5
-------------------------------------------------------------------------------
OPERATING INCOME                                   94.7                 82.9
OTHER INCOME
   Equity in earnings of unconsolidated
       affiliates                                   8.8                  3.1
   Other - net                                     (1.1)                 2.2
-------------------------------------------------------------------------------
        Total other income                          7.7                  5.3
-------------------------------------------------------------------------------
Interest expense                                   18.9                 19.8
-------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                         83.5                 68.4
-------------------------------------------------------------------------------
Income taxes                                       27.7                 23.0
Minority interest in & preferred dividend
  requirements of subsidiaries                      0.1                 (0.2)
-------------------------------------------------------------------------------
NET INCOME                                      $  55.7              $  45.6
===============================================================================
AVERAGE COMMON SHARES OUTSTANDING                  67.7                  67.5
DILUTED COMMON SHARES OUTSTANDING                  67.8                  67.8

EARNINGS PER SHARE OF COMMON STOCK:
   BASIC                                        $  0.82                $ 0.68
   DILUTED                                      $  0.82                $ 0.67

DIVIDENDS DECLARED PER SHARE OF SHARE
    OF COMMON STOCK                             $  0.28                $ 0.27



The accompanying notes are an integral part of these consolidated condensed financial statements.


                  VECTREN CORPORATION AND SUBSIDIARY COMPANIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (Unaudited - In millions)
                                                        Three Months Ended March 31,
-------------------------------------------------------------------------------------
                                                               2003         2002
-------------------------------------------------------------------------------------
                                                                         As Restated,
                                                                          See Note 3
                                                                        -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                 $ 55.7       $ 45.6
   Adjustments to reconcile net income to cash
          from operating activities:
      Depreciation & amortization                               31.4         29.0
      Deferred income taxes & investment tax credits             4.0          3.2
      Equity in earnings of unconsolidated affiliates           (8.8)        (3.1)
      Net unrealized loss (gain) on derivative instruments      (0.9)         2.9
      Pension and postretirement expense                         3.5          3.3
      Other non-cash charges- net                                4.6          0.1
      Changes in working capital accounts:
         Accounts receivable & accrued unbilled revenue        (23.9)       (10.9)
         Inventories                                            18.6         19.1
         Recoverable fuel & natural gas costs                   10.2         21.7
         Prepayments & other current assets                     68.1         87.8
         Accounts payable, including to affiliated
            companies                                          (66.9)       (25.6)
         Accrued liabilities                                    29.0          5.9
      Changes in other noncurrent assets                        (3.5)        (1.9)
      Changes in other noncurrent liabilities                   (0.1)        (1.0)
-----------------------------------------------------------------------------------
           Net cash flows from operating activities            121.0        176.1
-----------------------------------------------------------------------------------
CASH FLOWS REQUIRED FOR FINANCING ACTIVITIES
   Proceeds from stock option exercises and other
        stock plans                                              2.2          0.4
   Requirements for:
      Retirement of long-term debt, including
         premiums paid                                         (39.9)        (1.3)
      Dividends on common stock                                (18.6)       (17.9)
      Redemption of preferred stock of subsidiary               (0.1)        (0.2)
   Net change in short-term borrowings                         (17.6)      (121.3)
-----------------------------------------------------------------------------------
          Net cash flows required for
            financing activities                               (74.0)      (140.3)
-----------------------------------------------------------------------------------
CASH FLOWS REQUIRED FOR INVESTING ACTIVITIES
   Proceeds from:
      Notes receivable & other collections                       9.0          0.6
      Unconsolidated affiliate distributions                     0.9          0.3
   Requirements for:
      Capital expenditures, excluding AFUDC-equity             (44.2)       (40.3)
      Unconsolidated affiliate investments                      (5.2)        (3.0)
      Notes receivable & other investments                      (4.0)        (0.1)
-----------------------------------------------------------------------------------
          Net cash flows required for investing
              activities                                       (43.5)       (42.5)
-----------------------------------------------------------------------------------
Net increase (decrease) in cash & cash equivalents               3.5         (6.7)
Cash & cash equivalents at beginning of period                  25.1         25.0
-----------------------------------------------------------------------------------
Cash & cash equivalents at end of period                      $ 28.6       $ 18.3
===================================================================================


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

The Company's wholly owned subsidiary, Vectren Utility Holdings, Inc. (VUHI), serves as the intermediate holding company for its three operating public utilities: Indiana Gas Company, Inc. (Indiana Gas), formerly a wholly owned subsidiary of Indiana Energy, Southern Indiana Gas and Electric Company (SIGECO), formerly a wholly owned subsidiary of SIGCORP, and the Ohio operations. Both Vectren and VUHI are exempt from registration pursuant to
Section 3(a) (1) and 3(c) of the Public Utility Holding Company Act of 1935.

Indiana Gas provides natural gas distribution and transportation services to a diversified customer base in 49 of Indiana's 92 counties. SIGECO provides electric generation, transmission, and distribution services to 8 counties in southwestern Indiana, including counties surrounding Evansville, and participates in the wholesale power market. SIGECO also provides natural gas distribution and transportation services to 10 counties in southwestern Indiana, including counties surrounding Evansville. The Ohio operations, owned as a tenancy in common by Vectren Energy Delivery of Ohio, Inc., a wholly owned subsidiary, (53 % ownership) and Indiana Gas (47 % ownership), provide natural gas distribution and transportation services to 17 counties in west central Ohio, including counties surrounding Dayton.

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

2.   Basis of Presentation

The interim consolidated condensed financial statements included in this report have been prepared by the Company, without audit, as provided in the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted as provided in such rules and regulations. The Company believes that the information in this report reflects all adjustments necessary to fairly state the results of the interim periods reported. These consolidated condensed financial statements and related notes should be read in conjunction with the Company's audited annual consolidated financial statements for the year ended December 31, 2002, filed on Form 10-K. Because of the seasonal nature of the Company's utility operations, the results shown on a quarterly basis are not necessarily indicative of annual results.

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

3.   Restatement of Previously Reported Information

Subsequent to the issuance of the 2002 quarterly financial statements, management determined that previously issued financial statements should be restated. As a result, the Company has restated its financial statements for the three months ended March 31, 2002 for various reconciliation errors and other errors related primarily to the recording of estimates. These errors were not significant, either individually or in the aggregate, and reduced previously reported earnings by approximately $68,000 after tax. The restatement also reduced previously reported energy services and other revenues and cost of energy services and other by $5.8 million, reflecting the adoption of EITF Issue No. 99-19 "Reporting Revenue Gross as a Principal versus Net as an Agent." Following is a summary of the effects of the restatement on previously reported results of operations for the three months ended March 31, 2002.

-----------------------------------------------------------------------------------
OPERATING REVENUES                          As reported   Adjustments   As Restated
   Gas utility                                $ 357.1        $ 1.0        $ 358.1
   Electric utility                             126.8            -          126.8
   Energy services & other                      151.3         (5.8)         145.5
-----------------------------------------------------------------------------------
       Total operating revenues                 635.2         (4.8)         630.4
-----------------------------------------------------------------------------------
OPERATING EXPENSES
   Cost of gas sold                             230.0          0.2          230.2
   Fuel for electric generation                  17.8            -           17.8
   Purchased electric energy                     59.8         (0.1)          59.7
   Cost of energy services & other              139.4         (4.6)         134.8
   Other operating                               56.6          1.1           57.7
   Depreciation & amortization                   29.1         (0.1)          29.0
   Taxes other than income taxes                 18.3            -           18.3
-----------------------------------------------------------------------------------
       Total operating expenses                 551.0         (3.5)         547.5
-----------------------------------------------------------------------------------
OPERATING INCOME                                 84.2         (1.3)          82.9
OTHER INCOME
   Equity in earnings of unconsolidated
       affiliates                                 2.3          0.8            3.1
   Other - net                                    1.4          0.8            2.2
-----------------------------------------------------------------------------------
       Total other income                         3.7          1.6            5.3
-----------------------------------------------------------------------------------
Interest expense                                 19.8            -           19.8
-----------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                       68.1          0.3           68.4
-----------------------------------------------------------------------------------
Income taxes                                     22.7          0.3           23.0
Minority interest in and preferred
   dividends requirement of subsidiaries         (0.2)           -           (0.2)
-----------------------------------------------------------------------------------
NET INCOME                                     $ 45.6        $   -         $ 45.6
===================================================================================

4.   Stock Based Compensation

The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees" (APB25) and related interpretations when measuring compensation expense for its stock-based compensation plans.

Stock Option Plans
The exercise price of stock options awarded under the Company's stock option plans is equal to the fair market value of the underlying common stock on the date of grant. Accordingly, no compensation expense has been recognized for stock option plans. In January 2003, 384,500 options to purchase shares of common stock at an exercise price of $23.19 were issued to management. The grant vests over three years.

Other Plans
In addition to its stock option plans, the Company also maintains restricted stock and phantom stock plans for executives and non-employee directors. In January 2003, 93,000 restricted shares with a fair value per share of $23.19 were issued to management. Those shares vest in 2006. Compensation expense recognized in the consolidated financial statements associated with these restricted stock and phantom stock plans for the three months ended March 31, 2003 and 2002 was $0.7 million ($0.4 million after tax) and $0.6 million ($0.4 million after tax), respectively, and is consistent with the amount of expense that would have been recognized if the Company used the fair value method to value these awards.

Pro forma Information
Following is the effect on net income and earnings per share as if the fair value based method had been applied to the Company's stock- based compensation plans:

                                             Three Months Ended March 31,
-------------------------------------------------------------------------
 In millions, except per share amounts                    2003      2002
-------------------------------------------------------------------------
Net Income:
  As reported                                            $ 55.7    $ 45.6
  Add:     Stock-based employee included in
           reported net income- net of tax                  0.4       0.4
  Deduct:  Total stock-based employee compensation
           expense determined under fair value based
           method for all awards- net of tax                0.7       0.6
-------------------------------------------------------------------------
  Pro forma                                              $ 55.4    $ 45.4
=========================================================================
Basic Earnings Per Share:
          As reported                                    $ 0.82    $ 0.68
          Pro forma                                        0.82      0.68
Diluted Earnings Per Share:
          As reported                                    $ 0.82    $ 0.67
          Pro forma                                        0.82      0.67


5.   Earnings Per Share

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share assumes the conversion of stock options into common shares and the lifting of restrictions on issued restricted shares using the treasury stock method to the extent the effect would be dilutive. The following table illustrates the basic and dilutive earnings per share calculations for the three months ended March 31, 2003 and 2002:

                                   2003                         2002
                         --------------------------   -------------------------
                                              Per                        Per
In millions, except                          Share                       Share
per share amounts        Income    Shares    Amount   Income    Shares   Amount
------------------------------------- ---------- ---------- ----------- -------
Basic EPS                $55.7      67.7     $ 0.82    $45.6     67.5    $ 0.68
Effect of dilutive
  stock equivalents                  0.1                          0.3
-------------------------------------------------------------------------------
Diluted EPS              $55.7      67.8     $ 0.82    $45.6     67.8    $ 0.67
================================================================================

For the three months ended March 31, 2003, options to purchase 1,287,562 shares of common stock at exercise prices ranging from $22.54 to $25.59 were not included in the computation of dilutive earnings per share because the options' exercise price was greater than the average market price of a share of common stock during the period. For the three months ended March 31, 2002, all options were dilutive.

6.   Comprehensive Income

Comprehensive income consists of the following:

                                                   Three Months
                                                  Ended March 31,
                                                 ----------------
In millions                                       2003      2002
-----------------------------------------------------------------
Net income                                       $ 55.7    $ 45.6
   Comprehensive income (loss) of
    unconsolidated affiliates - net of tax          7.5      (2.3)
-----------------------------------------------------------------
Total comprehensive income                       $ 63.2    $ 43.3
=================================================================

Accumulated other comprehensive income arising from unconsolidated affiliates is the Company's portion of ProLiance Energy, LLC's and Reliant Services, LLC's accumulated comprehensive income related to the use of cash flow hedges, including commodity contracts and interest rate swaps, and the Company's portion of Haddington Energy Partners, LP's accumulated comprehensive income related to unrealized gains and losses of "available for sale securities."

7.   Transactions with ProLiance Energy, LLC

ProLiance Energy, LLC (ProLiance), a nonregulated energy marketing affiliate of Vectren and Citizens Gas and Coke Utility (Citizens Gas), provides natural gas and related services to Indiana Gas, the Ohio operations and Citizens Gas and also began providing services to SIGECO and Vectren Retail, LLC (the Company's retail gas marketer) in 2002. ProLiance's primary businesses include gas marketing, gas portfolio optimization, and other portfolio and energy management services. ProLiance's primary customers are utilities and other large end use customers. Vectren's ownership percentage of ProLiance is 61%. Governance and voting rights remain at 50% for each member. Since governance of ProLiance remains equal between the members, Vectren continues to account for its investment in ProLiance using the equity method of accounting.

Purchases from ProLiance for resale and for injections into storage for the three months ended March 31, 2003 and 2002 totaled $265.7 million and $127.8 million, respectively. Amounts owed to ProLiance at March 31, 2003 and December 31, 2002 for those purchases were $56.5 million and $84.6 million, respectively, and are included in accounts payable to affiliated companies. Amounts charged by ProLiance for gas supply services are established by supply agreements with each utility.

8.   Commitments & Contingencies

Legal Proceedings
The Company is party to various legal proceedings arising in the normal course of business. In the opinion of management, there are no legal proceedings pending against the Company that are likely to have a material adverse effect on its financial position or results of operations. See Note 9 regarding environmental matters.

Guarantees
The Company is party to financial guarantees with off-balance sheet risk. These guarantees may include posted letters of credit, debt and leasing guarantees, performance guarantees, and energy saving guarantees and may periodically include the debt of and performance obligations of unconsolidated affiliates. The Company estimates these guarantees totaled approximately $115 million at March 31, 2003, including outstanding letters of credit. The Company's most significant guarantee approximating $60 million represents two-thirds of Energy Systems Group, LLC's (ESG) surety bonds, performance guarantees, and energy savings guarantees. The guarantees relate to amounts due to various insurance companies for surety bonds should ESG default on obligations to complete construction, pay vendors or subcontractors, or to achieve energy savings guarantees. Through March 31, 2003, the Company has not been called upon to satisfy any obligations pursuant to its guarantees. ESG was a two-thirds owned consolidated subsidiary at March 31, 2003. Subsequent to March 31, 2003, the Company purchased the remaining interest in ESG for approximately $4 million.

Vectren Corporation also guarantees Vectren Capital Corporations long-term and short-term debt which totaled $113.0 million and $63.6 million, respectively, at March 31, 2003.

9.   Environmental Matters

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

On August 28, 2001, the IURC issued an order that (1) approved the Company's proposed project to achieve environmental compliance by investing in clean coal technology, (2) approved the Company's initial cost estimate of $198 million for the construction, subject to periodic review of the actual costs incurred, and
(3) approved a mechanism whereby, prior to an electric base rate case, the Company may recover through a rider that is updated every six months a return on its capital costs for the project, at its overall cost of capital, including a return on equity. The first rider adjustment for ongoing cost recovery was approved by the IURC on February 6, 2002. Based on the level of system-wide emissions reductions required and the control technology utilized to achieve the reductions, the current estimated clean coal technology construction cost ranges from $240 million to $250 million and is expected to be expended during the 2001-2006 period. Through March 31, 2003, $80.8 million has been expended.

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

The Company expects to achieve timely compliance as a result of the project. Construction of the first SCR at Culley was completed on schedule, and construction of the Warrick 4 and Brown SCRs is proceeding on schedule. Installation of SCR technology as planned is expected to reduce the Company's overall NOx emissions to levels compliant with Indiana's NOx emissions budget allotted by the USEPA. Therefore, the Company has recorded no accrual for potential penalties that may result from noncompliance.

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

On November 3, 1999, the USEPA filed a lawsuit against seven utilities, including SIGECO. SIGECO's suit is pending in the U.S. District Court for the Southern District of Indiana. The USEPA alleges that, beginning in 1992, SIGECO violated the Act by (1) making modifications to its Culley Generating Station in Yankeetown, Indiana without obtaining required permits (2) making major modifications to the Culley Generating Station without installing the best available emission control technology and (3) failing to notify the USEPA of the modifications. In addition, the lawsuit alleges that the modifications to the Culley Generating Station required SIGECO to begin complying with federal new source performance standards at its Culley Unit 3.

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

10.  Impact of Recently Issued Accounting Guidance

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

The Company records a net cost of removal to its utility plant through normal depreciation rates. As of March 31, 2003 and December 31, 2002 such removal costs approximated $380 million of accumulated depreciation as presented in the condensed consolidated balance sheets based upon the Company's latest depreciation studies.

SFAS 149
In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS 149). SFAS 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of FASB Statement No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities. SFAS 149 amends SFAS 133 to reflect decisions that were made (1) as part of the process undertaken by the Derivatives Implementation Group (DIG), which necessitated amending SFAS 133; (2) in connection with other projects dealing with financial instruments; and (3) regarding implementation issues related to the application of the definition of a derivative. SFAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions and (2) for hedging relationships designated after June 30. The guidance is to be applied prospectively. Although management is still evaluating the impact of SFAS 149 on its financial position and results of operations, the adoption is not expected to have a material effect.

FASB Interpretation (FIN) 45
In November 2002, the FASB issued Interpretation 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 clarifies the requirements for a guarantor's accounting for and disclosure of certain guarantees issued and outstanding and that a guarantor is required to recognize, at the inception of a guarantee, a liability for the obligations it has undertaken. The objective of the initial measurement of that liability is the fair value of the guarantee at its inception. The initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Since that date, the adoption has not had a material effect on the Company's results of operations or financial condition. The incremental disclosure requirements are included in these financial statements in Note 8.

FIN 46
In January 2003, the FASB issued Interpretation 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 addresses consolidation by business enterprises of variable interest entities and significantly changes the consolidation requirements for those entities. FIN 46 is intended to achieve more consistent application of consolidation policies to variable interest entities and, thus improves comparability between enterprises engaged in similar activities when those activities are conducted through variable interest entities. FIN 46 applies to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. FIN 46 applies to the Company's third quarter of 2003 for variable interest entities in which the Company holds a variable interest acquired before February 1, 2003. Although management is still evaluating the impact of FIN 46 on its financial position and results of operations, the adoption is not expected to have a material effect.

11.  Segment Reporting

The Company has four operating segments: 1) Gas Utility Services, (2) Electric Utility Services, (3) Nonregulated Operations, and (4) Corporate and Other. The Gas Utility Services segment provides natural gas distribution and transportation services in nearly two-thirds of Indiana and west central Ohio. The Electric Utility Services segment includes the operations of SIGECO's electric transmission and distribution services, which provides electricity primarily to southwestern Indiana, and SIGECO's power generating and power marketing operations. The Company collectively refers to its gas and electric utility services segments as its Regulated Operations. Segments within the Regulated Operations use operating income as a measure of profitability.

The Nonregulated Operations segment is comprised of various subsidiaries and affiliates offering and investing in energy marketing and services, coal mining, utility infrastructure services, and broadband communications among other energy-related opportunities. The Corporate and Other segment, among other activities, provides general and administrative support and assets, including computer hardware and software, to the Company's other operating segments. The Nonregulated Operations and Corporate and Other segment use net income as a measure of profitability. The Company makes decisions on finance and dividends at the corporate level.


                                             March 31,            December 31,
In millions                                    2003                   2002
-----------------------------------------------------------------------------
Identifiable Assets
   Gas Utility Services                      $ 1,479.5             $ 1,570.1
   Electric Utility Services                     880.4                 869.2
-----------------------------------------------------------------------------
      Total Regulated                          2,359.9               2,439.3
-----------------------------------------------------------------------------
   Nonregulated Operations                       412.4                 419.6
   Corporate & Other                             382.3                 393.3
   Intersegment Eliminations                    (260.0)               (325.7)
-----------------------------------------------------------------------------
      Total identifiable assets              $ 2,894.6             $ 2,926.5
=============================================================================


                                                      Three Months
                                                     Ended March 31,
                                             --------------------------------
In millions                                     2003                  2002
-----------------------------------------------------------------------------
Operating Revenues
   Gas Utility Services                      $   509.5             $   358.1
   Electric Utility Services                     119.4                 126.8
-----------------------------------------------------------------------------
      Total Regulated                            628.9                 484.9
-----------------------------------------------------------------------------
   Nonregulated Operations                        53.2                 159.5
   Corporate & Other                               6.9                   5.7
   Intersegment Eliminations                     (26.5)                (19.7)
-----------------------------------------------------------------------------
      Total operating revenues               $   662.5             $   630.4
=============================================================================

Measure of Profitability
   Operating Income
      Gas Utility Services                   $    69.3             $    62.1
      Electric Utility Services                   23.9                  16.4
-----------------------------------------------------------------------------
      Total Regulated operating income            93.2                  78.5
-----------------------------------------------------------------------------
   Regulated other income (expense)-net           (1.1)                  2.0
   Regulated interest expense                    (15.5)                (15.9)
   Regulated income taxes                        (29.5)                (23.4)
-----------------------------------------------------------------------------
   Regulated net income                           47.1                  41.2
-----------------------------------------------------------------------------
   Nonregulated net income                         8.5                   4.4
   Corporate & other net income                    0.1                     -
-----------------------------------------------------------------------------
      Net income                             $    55.7             $    45.6
=============================================================================

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

Indiana Gas provides natural gas distribution and transportation services to a diversified customer base in 49 of Indiana's 92 counties. SIGECO provides electric generation, transmission, and distribution services to 8 counties in southwestern Indiana, including counties surrounding Evansville, and participates in the wholesale power market. SIGECO also provides natural gas distribution and transportation services to 10 counties in southwestern Indiana, including counties surrounding Evansville. The Ohio operations, owned as a tenancy in common by Vectren Energy Delivery of Ohio, Inc., a wholly owned subsidiary, (53 % ownership) and Indiana Gas (47 % ownership), provide natural gas distribution and transportation services to 17 counties in west central Ohio, including counties surrounding Dayton.

The Company is also involved in nonregulated activities in four primary business areas: Energy Marketing and Services, Coal Mining, Utility Infrastructure Services, and Broadband. Energy Marketing and Services markets natural gas and provides energy management services, including energy performance contracting services. Coal Mining mines and sells coal to the Company's utility operations and to other parties and generates IRS Code Section 29 investment tax credits relating to the production of coal-based synthetic fuels. Utility Infrastructure Services provides underground construction and repair, facilities locating, and meter reading services. Broadband invests in broadband communication services such as analog and digital cable television, high-speed Internet and data services, and advanced local and long distance phone services. In addition, the nonregulated group has other businesses that provide utility services, municipal broadband consulting, and retail products and services and that invest in energy-related opportunities, real estate, and leveraged leases.

                       Consolidated Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto. Subsequent to the issuance of the Company's 2002 quarterly financial statements, the Company's management determined that previously issued financial statements should be restated. The restatement had the effect of decreasing net income for the three months ended March 31, 2002 by $68,000 after tax. Note 3 to the consolidated condensed financial statements includes a summary of the effects of the restatement. The Company's results of operations give effect to the restatement.

                                             Three Months Ended March 31,
-------------------------------------------------------------------------
In millions, except per share amounts            2003               2002
-------------------------------------------------------------------------

Net income                                      $ 55.7             $ 45.6
  Attributed to:
     Utility Group                              $ 47.3             $ 42.0
     Nonregulated Group                            8.5                4.4
     Corporate & Other Group                      (0.1)              (0.8)
-------------------------------------------------------------------------
Basic earnings per share                        $ 0.82             $ 0.68
  Attributed to:
     Utility Group                              $ 0.70             $ 0.62
     Nonregulated Group                           0.13               0.07
     Corporate & Other Group                     (0.01)             (0.01)


Net Income

For the three months ended March 31, 2002, net income was $55.7 million, or $0.82 per share, compared to $45.6 million, or $0.68 per share in 2002. The $10.1 million increase, or $0.14 per share, is due principally to the effect of colder weather on gas and electric utility operations and the effect of more volatile electric and gas commodity prices on power marketing operations and gas marketing investments. During 2003, the Company has also benefited from synergies gained by the integration of its two gas marketing operations which was completed June 2002. These increases were offset somewhat by increased operating expenses caused by higher gas costs.

Dividends

Dividends declared for the three months ended March 31, 2003 were $0.275 per share compared to $0.265 per share for the same period in 2002.

Detailed Discussion of Results of Operations

Following is a more detailed discussion of the results of operations of the Company's Utility Group and Nonregulated Group. The detailed results of operations for the Utility Group and Nonregulated Group are presented and analyzed before the reclassification and elimination of certain intersegment transactions necessary to consolidate those results into the Company's Consolidated Condensed Statements of Income. The operations of the Corporate and Other Group are not significant.

                   Results of Operations of the Utility Group

The Utility Group is comprised of Vectren Utility Holdings, Inc.'s operations, which consists of the Company's regulated operations (the Gas Utility Services and Electric Utility Services operating segments), and components of the Corporate and Other operating segment. Gas Utility Services provides natural gas distribution and transportation services in nearly two-thirds of Indiana and west central Ohio. Electric Utility Services provides electricity primarily to southwestern Indiana, and includes the Company's power generating and marketing operations. Corporate and Other Operations provides information technology and other support services to those utility operations. The results of operations of the Utility Group before certain intersegment eliminations and reclassifications for the three months ended March 31, 2003 and 2002 follows.

---------------------------------------------------------------------
In millions, except per share amounts            2003          2002
---------------------------------------------------------------------
OPERATING REVENUES
   Gas revenues                                 $ 509.5      $ 358.1
   Electric revenues                              119.4        126.8
   Other revenues                                   0.2          0.1
---------------------------------------------------------------------
      Total operating revenues                    629.1        485.0
---------------------------------------------------------------------

OPERATING EXPENSES
   Cost of gas                                    365.1        230.5
   Fuel for electric generation                    20.8         17.8
   Purchased electric energy                       40.4         59.7
   Other operating                                 56.6         51.3
   Depreciation & amortization                     28.8         26.8
   Taxes other than income taxes                   21.7         18.1
---------------------------------------------------------------------
      Total operating expenses                    533.4        404.2
---------------------------------------------------------------------
OPERATING INCOME                                   95.7         80.8
OTHER INCOME (EXPENSE) - NET
   Equity in losses of unconsolidated
      affiliates                                   (0.5)        (0.1)
   Other - net                                     (1.5)         2.1
---------------------------------------------------------------------
      Total other income (expense) - net           (2.0)         2.0
---------------------------------------------------------------------
Interest expense                                   16.5         17.6
---------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                         77.2         65.2
---------------------------------------------------------------------
Income taxes                                       29.9         23.2
---------------------------------------------------------------------
NET INCOME                                      $  47.3      $  42.0
=====================================================================

BASIC EARNINGS PER SHARE                        $  0.70      $  0.62
=====================================================================

The Utility Group contributed net income of $47.3 million, or $0.70 per share, for the three months ended March 31, 2003 compared to $42.0 million, or $0.62 for the same period in 2002. The increase in net income results primarily from the effects of colder weather and increased margins in wholesale operations. These increases were offset somewhat by the effect of higher gas costs which increased operating expenses, including uncollectible accounts expense.

Significant Fluctuations

Utility Margin

Gas Utility Margin
Gas utility margin by customer type and separated between volumes sold and transported follows:

                           Three Months Ended March 31,
-------------------------------------------------------
In millions                           2003        2002
-------------------------------------------------------
Residential                         $  93.9     $  85.1
Commercial                             33.3        24.8
Contract                               14.7        16.8
Other                                   2.5         0.9
-------------------------------------------------------
    Total gas margin                $ 144.4     $ 127.6
=======================================================
Volumes in MMDth
  Sold                                 64.0        51.7
  Transported                          28.1        26.9
-------------------------------------------------------
    Total throughput                   92.1        78.6
=======================================================


Gas utility margin for the three months ended March 31, 2003, increased $16.8 million, or 13%, compared to 2002. The increase is primarily due to weather 23% colder than the prior year and 8% colder than normal. The effects of colder weather resulted in a 17% increase in total throughput. The total average cost per dekatherm of gas purchased for the three months ended March 31, 2003, was $6.53 compared to $4.47 for the same period in 2002.

Electric Utility Margin
Electric utility margin by customer type and non-firm wholesale margin separated between realized margin and mark-to-market gains and losses follows:

                                  Three Months Ended March 31,
--------------------------------------------------------------
In millions                                   2003       2002
--------------------------------------------------------------
Retail & firm wholesale                      $ 50.1     $ 48.2
Non-firm wholesale                              8.1        1.1
--------------------------------------------------------------
    Total electric margin                    $ 58.2     $ 49.3
==============================================================

Non-firm wholesale margin:
Realized margin                              $  7.2     $  4.0
Mark-to-market gains (losses)                   0.9       (2.9)


Electric utility margin for the three months ended March 31, 2002 increased $8.9 million, or 18%, compared to 2002 primarily due to the effect of price volatility in the wholesale power market. Periodically, generation capacity is in excess of that needed to serve retail and firm wholesale customers. The Company markets this unutilized capacity to optimize the return on its owned generation assets. The contracts entered into are primarily short-term purchase and sale transactions that expose the Company to limited market risk. In 2003, volumes sold into the wholesale market were 1.45 GWh compared to 2.47 GWh in 2002. Volumes purchased from the wholesale market, some of which were utilized to serve retail and firm wholesale customers, were 1.26 GWh in 2003 compared to
2.34 GWh in 2002. While volumes both sold and purchased in the wholesale market have decreased during 2003, margins increased $7.0 million compared to 2002 as a result of increased capacity and price volatility.

The effect of colder weather on electric heating sales was the primary factor for the $1.9 million increase in electric margin from retail and firm wholesale customers. As result of the colder weather, volumes sold to retail and firm wholesale customers increased 2% from 1.40 GWh in 2002 to 1.42 GWh in 2003.

Utility Group Operating Expenses

Other Operating
Other operating expenses increased $5.3 million for the three months ended March 31, 2003 compared to the prior year. The increase results principally from increased uncollectible accounts expense, uncollectible accounts expense related to the percent of income payment plan (PIPP) in Ohio, and timing of maintenance expenditures. Uncollectible accounts and PIPP expense increased by $2.1 million due primarily to higher gas costs.

Depreciation & Amortization
Depreciation and amortization increased $2.0 million for the three months ended March 31, 2003 compared to the prior year. The increase results from depreciation of additions to utility plant.

Taxes Other Than Income Taxes
Taxes other than income taxes increased $3.6 million for the three months ended March 31, 2003 compared to the prior year. The increase results from higher utility receipts and excise taxes as a result of higher volumes sold and higher gas prices.

Utility Group Other Income (Expense) - Net

Equity in Losses of Unconsolidated Affiliates
Equity in losses of unconsolidated affiliates increased $0.4 million for the three months ended March 31, 2003 compared to the prior year. The increase results from increased losses incurred by a company that manufactures autoclaved aerated concrete products from fly ash.

Other- net
Other, net decreased $3.6 million for the three months ended March 31, 2003 compared to the prior year. The decrease results principally from charges taken against the Company's equity method investment that processes fly ash of approximately $2.0 million. The remaining decrease results from less AFUDC, and increased contributions to low-income heating assistance programs.

Utility Group Interest Expense

Interest expense decreased $1.1 million for the three months ended March 31, 2003, when compared to the prior year. The decrease results from lower interest rates on variable rate debt offset partially by higher outstanding balances. The increased debt outstanding is due primarily to increased working capital requirements resulting from the higher gas prices experienced during 2003 and the funding of certain capital expenditures with short-term borrowings.

Utility Group Income Tax

Federal and state income taxes related to the Utility Group increased $6.7 million for the three months ended March 31, 2003, when compared to the prior year. The increase results principally from higher pre-tax earnings. The effective tax rate increased from 35.6% in 2002 to 38.7% in 2003 principally due to an increase in the Indiana state income tax rate from 4.5 % to 8.5% that was effective January 1, 2003.

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

On August 28, 2001, the IURC issued an order that (1) approved the Company's proposed project to achieve environmental compliance by investing in clean coal technology, (2) approved the Company's initial cost estimate of $198 million for the construction, subject to periodic review of the actual costs incurred, and
(3) approved a mechanism whereby, prior to an electric base rate case, the Company may recover through a rider that is updated every six months a return on its capital costs for the project, at its overall cost of capital, including a return on equity. The first rider adjustment for ongoing cost recovery was approved by the IURC on February 6, 2002. Based on the level of system-wide emissions reductions required and the control technology utilized to achieve the reductions, the current estimated clean coal technology construction cost ranges from $240 million to $250 million and is expected to be expended during the 2001-2006 period. Through March 31, 2003, $80.8 million has been expended.

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

The Company expects to achieve timely compliance as a result of the project. Construction of the first SCR at Culley was completed on schedule, and construction of the Warrick 4 and Brown SCRs is proceeding on schedule. Installation of SCR technology as planned is expected to reduce the Company's overall NOx emissions to levels compliant with Indiana's NOx emissions budget allotted by the USEPA. Therefore, the Company has recorded no accrual for potential penalties that may result from noncompliance.

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

On November 3, 1999, the USEPA filed a lawsuit against seven utilities, including SIGECO. SIGECO's suit is pending in the U.S. District Court for the Southern District of Indiana. The USEPA alleges that, beginning in 1992, SIGECO violated the Act by (1) making modifications to its Culley Generating Station in Yankeetown, Indiana without obtaining required permits (2) making major modifications to the Culley Generating Station without installing the best available emission control technology and (3) failing to notify the USEPA of the modifications. In addition, the lawsuit alleges that the modifications to the Culley Generating Station required SIGECO to begin complying with federal new source performance standards at its Culley Unit 3.

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

                 Results of Operations of the Nonregulated Group

The Nonregulated Group is comprised of four primary business areas: Energy Marketing and Services, Coal Mining, Utility Infrastructure Services, and Broadband. Energy Marketing and Services markets natural gas and provides energy management services, including energy performance contracting services. Coal Mining mines and sells coal to the Company's utility operations and to other parties and generates IRS Code Section 29 investment tax credits relating to the production of coal-based synthetic fuels. Utility Infrastructure Services provides underground construction and repair, facilities locating, and meter reading services. Broadband invests in broadband communication services such as analog and digital cable television, high-speed Internet and data services, and advanced local and long distance phone services. In addition, the Nonregulated Group has other businesses that provide utility services, municipal broadband consulting, and retail products and services and that invest in energy-related opportunities, real estate and leveraged leases. The results of operations of the Nonregulated Group before certain intersegment eliminations and reclassifications for the three months ended March 31, 2003 and 2002 follows:

In millions, except per share amounts                2003         2002
------------------------------------------------------------------------
Energy services & other revenues                    $ 53.2       $ 159.5

Operating expenses:
  Cost of energy services & other revenues            44.7         148.0
  Operating expenses                                   9.1           9.1
------------------------------------------------------------------------
    Total expenses                                    53.8         157.1
------------------------------------------------------------------------
OPERATING INCOME (LOSS)                               (0.6)          2.4
Other income:
  Equity in earnings of unconsolidated
      affiliates                                       9.3           3.2
  Other - net                                          1.1           1.0
------------------------------------------------------------------------
    Total other income                                10.4           4.2
------------------------------------------------------------------------
Interest expense                                       2.4           2.3
------------------------------------------------------------------------
INCOME BEFORE TAXES                                    7.4           4.3
Income tax                                            (1.2)          0.1
Minority interest in consolidated
   subsidiaries                                        0.1          (0.2)
------------------------------------------------------------------------
NET INCOME                                          $  8.5       $   4.4
========================================================================
BASIC EARNINGS PER SHARE                            $ 0.13       $  0.07
========================================================================
NET INCOME ATTRIBUTED TO:
  Energy Marketing & Services                       $  8.4       $   4.6
  Coal Mining                                          2.5           2.0
  Utility Infrastructure                              (1.0)         (0.5)
  Broadband                                            0.1           0.1
  Other Businesses                                    (1.5)         (1.8)


The Nonregulated Group contributed net income of $8.5 million, or $0.13 per share, for the three months ended March 31, 2003 compared to $4.4 million, or $0.07 per share, for the same period in 2003. The increase of $4.1 million, or $0.06 per share, results primarily from increased earnings generated from the Company's investment in ProLiance Energy, LLC (ProLiance), which is a component of Energy Marketing and Services.

Energy Marketing & Services

Energy Marketing and Services includes the Company's investment in ProLiance, a nonregulated energy marketing affiliate of Vectren and Citizens Gas and Coke Utility (Citizens Gas). ProLiance provides natural gas and related services to Indiana Gas, the Ohio operations and Citizens Gas and also began providing services to SIGECO and Vectren Retail, LLC (the Company's retail gas marketer) in 2002. ProLiance's primary businesses include gas marketing, gas portfolio optimization, and other portfolio and energy management services. ProLiance's primary customers are utilities and other large end use customers.

ProLiance provides natural gas and related services to Indiana Gas, the Ohio operations, Citizens Gas, and others and also began providing service to SIGECO and Vectren Retail, LLC (the Company's retail gas marketer) in 2002. ProLiance's primary business is optimizing the gas portfolios of utilities and providing services to large end use customers. In addition, Energy Marketing and Services includes the operations of Energy Systems Group, LLC (ESG), which provides energy performance contracting and facility upgrades through its design and installation of energy-efficient equipment. ESG is a consolidated venture between the Company and Citizens Gas, with the Company owning two-thirds. Subsequent to March 31, 2003, the Company purchased the remaining interest in ESG for approximately $4 million. ESG had no significant impact on the Company's financial results for the three months ended March 31, 2003 or 2002.

In June 2002, the integration of Vectren's wholly owned subsidiary SIGCORP Energy Services, LLC (SES) with ProLiance was completed. SES provided natural gas and related services to SIGECO and others prior to the integration. In exchange for the contribution of SES' net assets, Vectren's allocable share of ProLiance's profits and losses increased from 52.5% to 61%, consistent with Vectren's new ownership percentage. Governance and voting rights remain at 50% for each member. Since governance of ProLiance remains equal between the members, Vectren continues to account for its investment in ProLiance using the equity method of accounting.

Prior to June 1, 2002, SES' operating results were consolidated. Subsequent to June 1, 2002, SES' operating results, now part of ProLiance, are reflected in equity in earnings of unconsolidated affiliates. SES' revenues and expenses were the primary component of nonregulated revenues and cost of revenues. Therefore, the integration significantly decreased revenues by $125.3 million and costs of revenues by $120.1 million in 2003 compared to 2002. The Company's operating expenses also decreased $2.3 million in 2003 as a result of the integration. The transfer of net assets was accounted for at book value consistent with joint venture accounting and did not result in any gain or loss.

Pre-tax income of $14.2 million and $5.4 million was recognized as ProLiance's contribution to earnings for the three months ended March 31, 2003 and 2002, respectively. Pre-tax earnings have increased primarily as a result of volatile natural gas prices, increased operations due in part to the integration of SES' operations, synergies gained through integration, and the Company's increased ownership. Earnings recognized from ProLiance are included in equity in earnings of unconsolidated affiliates.

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

Earnings from Vectren Fuels, Inc. were $0.9 million in 2003 and $1.2 million in 2002. In 2003 compared to 2002, both net income and margins decreased as a result of lower market prices on third party coal sales and a somewhat lower yield per ton mined.

The investment in Pace Carbon resulted in losses reflected in equity in earnings of unconsolidated affiliates totaling $3.5 million and $0.9 million for the three months ended March 31, 2003 and 2002, respectively. Losses have increased as a result of increased production of synthetic fuels and higher production costs. The production of synthetic fuel generates IRS Code Section 29 investment tax credits that are reflected in income taxes. These credits have also increased consistent with increased synthetic fuel production. Net income, including the losses, tax benefits, and tax credits, generated from the investment in Pace Carbon totaled $1.6 million and $0.8 million for the three months ended March 31, 2003 and 2002, respectively.

Utility Infrastructure Services

Utility Infrastructure Services provides underground construction and repair of utility infrastructure services to the Company and to other gas, water, electric, and telecommunications companies as well as facilities locating and meter reading services through its investment in Reliant Services, LLC (Reliant). Reliant is a 50% owned strategic alliance with an affiliate of Cinergy Corp. and is accounted for using the equity method of accounting. Reliant's loss has increased in 2003 primarily due to colder weather delaying certain construction projects.

Broadband

Broadband invests in broadband communication services such as cable television, high-speed Internet, and advanced local and long distance phone services. The Company has an approximate 1% equity interest and a convertible subordinated debt investment in Utilicom Networks, LLC (Utilicom) that if converted bring the Company's ownership interest up to 12%. Utilicom is a provider of bundled communication services focusing on last mile delivery to residential and commercial customers. The Company also has a 18.9% equity interest in SIGECOM Holdings, Inc. (Holdings), which was formed by Utilicom to hold interests in SIGECOM, LLC (SIGECOM). SIGECOM provides broadband services to the greater Evansville, Indiana, area.

The equity investments in Utilicom and Holdings are accounted for using the cost method of accounting. As a result, for the three months ended March 31, 2003 and 2002, Broadband had no significant impact on the Company's operating results.

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

Other Businesses

The Other Businesses Group includes a variety of wholly owned operations and investments. The significant activities that affected the nonregulated results of operations during the three months ended March 31, 2003 compared to 2002 are the wholly owned operations of Vectren Retail LLC (Vectren Retail).

Vectren Retail provides natural gas and other related products and services primarily in Ohio, serving customers opting for choice among energy providers. Vectren Retail began operations in 2001 and continues to incur startup costs. These start up costs have increased operating expenses approximately $1.1 million during the three months ended March 31, 2003 compared to 2002. These operations produced margin of approximately $2.0 million on sales of $15.9 million in 2003 compared to margin of $0.2 million on sales of $1.6 million in 2002.

                  Impact of Recently Issued Accounting Guidance

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

The Company records a net cost of removal to its utility plant through normal depreciation rates. As of March 31, 2003 and December 31, 2002 such removal costs approximated $380 million of accumulated depreciation as presented in the condensed consolidated balance sheets based upon the Company's latest depreciation studies.

SFAS 149

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS 149). SFAS 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of FASB Statement No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities. SFAS 149 amends SFAS 133 to reflect decisions that were made (1) as part of the process undertaken by the Derivatives Implementation Group (DIG), which necessitated amending SFAS 133; (2) in connection with other projects dealing with financial instruments; and (3) regarding implementation issues related to the application of the definition of a derivative. SFAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions and (2) for hedging relationships designated after June 30. The guidance is to be applied prospectively. Although management is still evaluating the impact of SFAS 149 on its financial position and results of operations, the adoption is not expected to have a material effect.

Financial Accounting Interpretation (FIN) 45

In November 2002, the FASB issued Interpretation 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 clarifies the requirements for a guarantor's accounting for and disclosure of certain guarantees issued and outstanding and that a guarantor is required to recognize, at the inception of a guarantee, a liability for the obligations it has undertaken. The objective of the initial measurement of that liability is the fair value of the guarantee at its inception. The initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Since that date, the adoption has not had a material effect on the Company's results of operations or financial condition. The incremental disclosure requirements are included in these financial statements in Note 8.

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

                               Financial Condition

Within Vectren's consolidated group, VUHI funds short-term and long-term financing needs of the utility group operations, and Vectren Capital Corp (Cap
Corp) funds short-term and long-term financing needs of the nonregulated and corporate operations. Vectren Corporation guarantees Cap Corp's debt, but does not guarantee VUHI's debt. Cap Corp's long-term and short-term obligations outstanding at March 31, 2003 totaled $113.0 million and $63.6 million, respectively. VUHI's currently outstanding long-term and short-term borrowing arrangements are jointly and severally guaranteed by Indiana Gas, SIGECO, and VEDO. VUHI's long-term and short-term obligations outstanding at March 31, 2003 totaled $350.0 million and $312.6 million, respectively. Additionally, prior to VUHI's formation, Indiana Gas and SIGECO funded their operations separately, and therefore, have debt outstanding funded solely by their operations.

Utility operations have historically funded the majority of the Company's common stock dividends. Nonregulated operations have demonstrated sustained profitability, and the ability to generate cash flows. These cash flows are ordinarily reinvested in other nonregulated ventures. In the future, nonregulated cash flows could be used to fund a small portion of the Company's dividend requirement.

VUHI's and Indiana Gas' credit ratings on outstanding senior unsecured debt at March 31, 2003 are A-/Baa1 as rated by Standard and Poor's Ratings Services (Standard and Poor's) and Moody's Investor's Service (Moody's), respectively. SIGECO's credit ratings on outstanding senior unsecured debt at December 31, 2002 are BBB+/Baa1. SIGECO's credit ratings on outstanding secured debt at March 31, 2003 are A-/A3. VUHI's commercial paper has a credit rating of A-2/P-2. Cap Corp's senior unsecured debt is rated BBB+/Baa2. Moody's current outlook is stable while Standard and Poor's current outlook is negative. The ratings of Moody's and Standard and Poor's are categorized as investment grade and are unchanged from December 31, 2002. A security rating is not a recommendation to buy, sell, or hold securities. The rating is subject to revision or withdrawal at any time, and each rating should be evaluated independently of any other rating. Moody's and Standard and Poor's lowest level investment grade rating is Baa3 and BBB-, respectively.

The Company's consolidated equity capitalization objective is 45-55% of total capitalization. This objective may have varied, and will vary, depending on particular business opportunities, capital spending requirements, and seasonal factors that affect the Company's operation. The Company's equity component was 48% and 46% of total capitalization, including current maturities of long-term debt and long-term debt subject to tender, at March 31, 2003 and December 31, 2002, respectively.

The Company expects the majority of its capital expenditures, investments, and debt security redemptions to be provided by internally generated funds. However, additional permanent financing may be required due to significant capital expenditures for NOx compliance equipment at SIGECO and plans to further strengthen the Company's capital structure and the capital structures of VUHI and its utility subsidiaries. These plans may include the issuance of new equity and debt and the calling of certain long-term debt at SIGECO and Indiana Gas.
In April 2003, the Company filed with the United States Securities and Exchange Commission a Form S-3 to issue a maximum of $150 million of new equity securities and to issue $200 million in debt securities at VUHI. Specific to the NOx compliance project, the Company is authorized an 8 percent return on its capital investments through approved rider recovery mechanisms

Sources & Uses of Liquidity

Operating Cash Flow

The Company's primary and historical source of liquidity to fund working capital requirements has been cash generated from operations, which for the three months ended March 31, 2003 and 2002 was $121.0 million and $176.1 million, respectively. The decrease of $55.1 million is primarily the result of more favorable changes in working capital accounts occurring in 2002 due to a return to lower gas prices in that year, offset by increased earnings before non-cash charges in 2003.

Financing Cash Flow

Although working capital requirements are generally funded by cash flow from operations, the Company uses short-term borrowings to supplement working capital needs when accounts receivable balances are at their highest and gas storage is refilled. Additionally short-term borrowings are required for capital projects and investments until they are permanently financed.

Cash flow required for financing activities of $74.0 million for the three months ended March 31, 2003 includes a decrease in borrowings outstanding of $57.5 million and increased common stock dividends compared to 2002. In 2002, higher operating cash flow was used to repay $122.6 million in borrowings.

Financing Transactions
In January, 2003, the Company called the remaining $23.8 million of Indiana Gas' 9.375% private placement notes originally due in 2021. The total amount paid on redemption was $24.9 million. Pursuant to regulatory authority the premium paid was deferred as a regulatory asset. Also in January, 2003, other debt of Indiana Gas totaling $15.0 million was paid as scheduled.

At December 31, 2002, the Company had $26.6 million of adjustable rate senior unsecured bonds which could, at the election of the bondholder, be tendered to the Company when interest rates are reset. Such bonds were classified as long-term debt subject to tender. Subsequent to March 31, 2003, the Company re-marketed those bonds on a long-term basis and has therefore reclassified them as long-term debt at March 31, 2003.

Investing Cash Flow

Cash required for investing activities of $43.5 million for the three months ended March 31, 2003 includes $44.2 million of requirements for capital expenditures. Investing activities for 2002 were $42.5 million. The increase occurring in 2003 is principally the result of additional capital expenditures, principally for the NOx project in 2003, offset by proceeds received from collections on notes receivable.

Available Sources of Liquidity

At March 31, 2003, the Company has $655.0 million of short-term borrowing capacity, including $475.0 million for the Utility Group and $180.0 million for wholly owned Nonregulated Group and corporate operations, of which approximately $159.2 million is available for Utility Group operations and $113.7 million is available for wholly owned Nonregulated Group and corporate operations. The availability of short-term borrowing is reduced by outstanding letters of credit totaling $2.7 million, collateralizing nonregulated activities. Subsequent to December 31, 2002, the Company increased its Utility Group capacity $145.0 million to $475.0 million, and subsequent to March 31, 2003 decreased its Nonregulated Group and corporate capacity to $175.0 million. Effective January 1, 2003, the Company transferred certain assets that primarily support the regulated operations from other wholly owned subsidiaries to VUHI. This transfer of assets takes advantage of the greater borrowing capacity available to the Utility Group and will make the nonregulated and corporate capacity available for those operations.

Beginning in 2003 the Company began issuing new shares to satisfy dividend reinvestment plan requirements. During the three months ended March 31, 2003, new issues from stock plans added additional liquidity of approximately of $1.8 million, compared to 2002.

Potential Uses of Liquidity

Planned Capital Expenditures & Investments

Capital expenditures and investments in nonregulated unconsolidated affiliates for the remainder of 2003 are estimated to be approximately $205 million.

Ratings Triggers

At March 31, 2003, $113.0 million of Cap Corp's senior unsecured notes were subject to cross-default and ratings trigger provisions that would provide that the full balance outstanding is subject to prepayment if the ratings of Indiana Gas or SIGECO declined to BBB/Baa2. In addition, accrued interest and a make whole amount based on the discounted value of the remaining payments due on the notes would also become payable. Indiana Gas' and SIGECO's ratings remain at one level above the ratings trigger. Effective January 1, 2003, the Company transferred assets which primarily supported the Utility Group's operations to VUHI in order to make available approximately $90 million of additional nonregulated and corporate capacity.

Other Guarantees and Letters of Credit

The Company is party to financial guarantees with off-balance sheet risk. These guarantees may include posted letters of credit, debt and leasing guarantees, performance guarantees, and energy saving guarantees and may periodically include the debt of and performance obligations of unconsolidated affiliates. The Company estimates these guarantees totaled approximately $115 million at March 31, 2003, including outstanding letters of credit. The Company's most significant guarantee approximating $60 million represents two-thirds of Energy Systems Group, LLC's (ESG) surety bonds, performance guarantees, and energy savings guarantees. The guarantees relate to amounts due to various insurance companies for surety bonds should ESG default on obligations to complete construction, pay vendors or subcontractors, or to achieve energy guarantees. Through March 31, 2003, the Company has not been called upon to satisfy any obligations pursuant to its guarantees. ESG was a two-thirds owned consolidated subsidiary at March 31, 2003. Subsequent to March 31, 2003, the Company purchased the remaining interest in ESG for approximately $4 million.

                           Forward-Looking Information

A "safe harbor" for forward-looking statements is provided by the Private Securities Litigation Reform Act of 1995 (Reform Act of 1995). The Reform Act of 1995 was adopted to encourage such forward-looking statements without the threat of litigation, provided those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause the actual results to differ materially from those projected in the statement. Certain matters described in Management's Discussion and Analysis of Results of Operations and Financial Condition are forward-looking statements. Such statements are based on management's beliefs, as well as assumptions made by and information currently available to management. When used in this filing, the words "believe," "anticipate," "endeavor," "estimate," "expect," "objective," "projection," "forecast," "goal," and similar expressions are intended to identify forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause the Company's actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following:

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

These risks are not significantly different from the information set forth in
Item 7A Quantitative and Qualitative Disclosures About Market Risk included in the Vectren 2002 Form 10-K and is therefore not presented herein.

ITEM 4.  CONTROLS AND PROCEDURES

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is party to various legal proceedings arising in the normal course of business. In the opinion of management, there are no legal proceedings pending against the Company that are likely to have a material adverse effect on its financial position or results of operations. See Note 9 of its unaudited consolidated condensed financial statements included in Part 1 Item 1 Financial Statements regarding the Clean Air Act and related legal proceedings.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

None.

(b) Reports On Form 8-K During The Last Calendar Quarter
On January 31, 2003, Vectren Corporation filed a Current Report on Form 8-K with respect to the release of preliminary financial information to the investment community regarding the Company's results of operations, for the three and twelve month periods ended December 31, 2002. The financial information was released to the public through this filing.
         Item 5.  Other Events
         Item 7.  Exhibits
               99.1 - Press Release - Vectren Reports Preliminary 2002 Results
               99.2 - 2002 Selected Financial Data and Effects of Restatement
               99.3 - Cautionary Statement for Purposes of the "Safe Harbor"
                      Provisions of the Private Securities Litigation Reform
                      Act of 1995

On March 14, 2003, Vectren Corporation filed a Current Report on Form 8-K with respect to the release of financial information to the investment community regarding the Company's results of operations, financial position and cash flows for the three and twelve month periods ended December 31, 2002. The financial information was released to the public through this filing.
         Item 9.  Regulation FD Disclosure
         Item 7.  Exhibits
               99.1 - Press Release - Vectren Reports Final 2002 Earnings
               99.2 - Cautionary Statement for Purposes of the "Safe Harbor"
                      Provisions of the Private Securities Litigation Reform
                      Act of 1995

On March 31, 2003, Vectren Corporation filed a Current Report on Form 8-K with respect to amending disclosure its annual report on Form 10-K such disclosure would be compliant with Regulation G.
         Item 5.  Other Events.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              VECTREN CORPORATION
                              -------------------
                                   Registrant




        May 15, 2003                            /s/Jerome A. Benkert, Jr.
                                                -------------------------
                                                Jerome A. Benkert, Jr.
                                                Executive Vice President &
                                                Chief Financial Officer
                                                (Principal Financial Officer)



                                                /s/M. Susan Hardwick
                                                -------------------------
                                                M. Susan Hardwick
                                                Vice President & Controller
                                                (Principal Accounting Officer)

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

Date: May 15, 2003

                                 /s/ Niel C. Ellerbrook
                                 ---------------------------------------------
                                 Niel C. Ellerbrook
                                 Chairman, President, & Chief Executive Officer

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

Date: May 15, 2003

                             /s/ Jerome A. Benkert, Jr.
                             ----------------------------------------------
                             Jerome A. Benkert, Jr.
                             Executive Vice President &
                             Chief Financial Officer

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

         Signed this 15th day of May, 2003.







/s/ Jerome A. Benkert, Jr.              /s/ Niel C. Ellerbrook
----------------------------------      ---------------------------------------
(Signature of Authorized Officer)       (Signature of Authorized Officer)

Jerome A. Benkert, Jr.                  Niel C. Ellerbrook
----------------------------------      ---------------------------------------
(Typed Name)                            (Typed Name)

Executive Vice President &              Chairman, President,
Chief Financial Officer                 & Chief Executive Officer
----------------------------------      ---------------------------------------
(Title)                                 (Title)