Form 10-K/A
period 2002-12-31
VECTREN CORP
filed 2003-06-18
CIK 1096385

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002
                                       OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

For the transition period from __________________ to ________________________

Commission file number:   1-15467

                               VECTREN CORPORATION
 ------------------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)

                    INDIANA                              35-2086905
------------------------------------------------       --------------------
   (State or other jurisdiction of incorporation       (IRS Employer
      or organization)                                  Identification No.)

 20 N.W. Fourth Street, Evansville, Indiana                     47708
-------------------------------------------                 ------------
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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

 Common Stock- Without Par Value        68,011,649         February 15, 2003
 -------------------------------     ----------------      -----------------
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


                                   Definitions

AFUDC: allowance for funds used               MMBTU: millions of British thermal units
       during construction
APB:   Accounting Principles Board            MW:    megawatts

EITF:  Emerging Issues Task Force             MWh/GWh:  megawatt hours / millions of
                                                     megawatt hours (gigawatt hour)
FASB:  Financial Accounting Standards Board   NOx:   nitrogen oxide

FERC:  Federal Energy Regulatory Commission   OUCC:  Indiana Office of the Utility Consumer Counselor

IDEM:  Indiana Department of Environmental    PUCO:  Public Utilities Commission of Ohio
       Management
IURC:  Indiana Utility Regulatory Commission  SFAS:  Statement of Financial Accounting Standards

MCF/BCF:  millions / billions of cubic feet   USEPA: United States Environmental Protection Agency

MDth/MMDth: thousands /millions of            Throughput:  combined gas sales and gas
       dekatherms                                    transportation volumes

                                Table of Contents

Item                                                                     Page
Number                                                                   Number
                                     Part I

  1    Business .........................................................  1
  2    Properties ....................................................... 11
  3    Legal Proceedings................................................. 12
  4    Submission of Matters to Vote of Security Holders................. 12

                                     Part II

  5    Market for the Company's Common Equity and Related
         Stockholder Matters ............................................ 12
  6    Selected Financial Data........................................... 13
  7    Management's Discussion and Analysis of Results of
         Operations and Financial Condition.............................. 14
  7A   Qualitative and Quantitative Disclosures About Market Risk........ 40
  8    Financial Statements and Supplementary Data....................... 42
  9    Change in and Disagreements with Accountants on
         Accounting and Financial Disclosure............................. 89

                                    Part III

 10    Directors and Executive Officers of the Registrant................ 89
 11    Executive Compensation............................................ 90
 12    Security Ownership of Certain Beneficial Owners and
         Management and Related Stockholder Matters...................... 90
 13    Certain Relationships and Related Transactions.................... 91

                                     Part IV

 14    Controls and Procedures........................................... 91
 15    Exhibits, Financial Statement Schedules, and
         Reports on Form 8-K............................................. 92
       Signatures........................................................ 94

                              Access to Information

Vectren Corporation makes available all SEC filings and recent annual reports free of charge through its website at www.vectren.com, or by request, directed to Investor Relations at the mailing address, phone number, or email address that follows:

Mailing Address:          Phone Number:     Investor Relations Contact:
P.O. Box 209              (812) 491-4000    Steven M. Schein
Evansville, Indiana                         Vice President, Investor Relations
47702-0209                                  sschein@vectren.com

                                Explanatory Note

This Amendment No. 1 to Form 10-K filed on Form 10-K/A for the year ended December 31, 2002, is being filed to clarify various disclosures in the Description of Business section of Item 1 of Part I, the Results of Operations by Business Segments and Financial Condition sections of Item 7 of Part II and the Consolidated Statements of Cash Flows and Notes 2, 7, 8, 14 and 16 to the Consolidated Financial Statements of Item 8 of Part II. All information contained herein is as of February 26, 2003, and does not reflect any events or changes in information that may have occurred subsequent to February 26, 2003. For a discussion of events and developments relating to periods subsequent to February 26, 2003, see the Company's reports filed with the Securities and Exchange Commission for such subsequent periods, including the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003.

                                     PART I

ITEM 1.  BUSINESS

                           Description of the Business

Indiana Energy, Inc. (Indiana Energy) and SIGCORP, Inc. (SIGCORP) are the predecessor companies to Vectren Corporation. Indiana Energy, incorporated under Indiana law on October 24, 1985, was engaged in natural gas distribution, gas portfolio administrative services, and marketing of natural gas, electric power and related services. Indiana Energy had fourteen subsidiaries, including ten nonregulated direct or indirect subsidiaries, a not-for-profit foundation and three utility subsidiaries, as well as investments in four nonregulated joint ventures. SIGCORP, incorporated under Indiana law on October 19, 1994, was engaged in electric generation, transmission, and distribution, natural gas distribution, coal mining, and broadband communication services. SIGCORP had eleven wholly-owned subsidiaries, including ten nonregulated subsidiaries.

Vectren Corporation (the Company or Vectren), an Indiana corporation, is an energy and applied technology holding company headquartered in Evansville, Indiana. The Company was organized on June 10, 1999 solely for the purpose of effecting the merger of Indiana Energy and SIGCORP. On March 31, 2000, the merger of Indiana Energy with SIGCORP and into Vectren was consummated with a tax-free exchange of shares and has been accounted for as a pooling-of-interests in accordance with APB Opinion No. 16 "Business Combinations" (APB 16).

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

For further information refer to Note 3 regarding the restatement of previously reported information, Note 18 regarding the segments' activities and assets,
Note 19 regarding special charges in 2001 and 2000, Note 5 regarding the extraordinary loss, and Note 16 regarding the cumulative effect of change in accounting principle in the Company's consolidated financial statements included under Item 8 Financial Statements and Supplementary Data.

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

The sale of gas is seasonal and strongly affected by variations in weather conditions. To mitigate seasonal demand, the Company owns and operates seven underground gas storage fields and six liquefied petroleum air-gas manufacturing plants. The Company also contracts with ProLiance and other parties to ensure availability of gas. Natural gas purchased from suppliers is injected into storage during periods of light demand which are typically periods of lower prices. The injected gas is then available to supplement contracted and manufactured volumes during periods of peak requirements. Approximately 909,500 MCF of gas per day can be withdrawn during peak demand periods from all sources and for all utilities.

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

Total load for each of the years 1998 through 2002 at the time of the system summer peak, and the related reserve margin, is presented below in MW.


Date of summer peak load       8/5/02    7/31/01    8/17/00    7/6/99   7/21/98
                               ------    -------    -------    ------   -------
Total load at peak (1)         1,258      1,234      1,212     1,255     1,154

Generating capability          1,351      1,271      1,256     1,256     1,256
Firm purchase supply              82         82         75         -         -
Interruptible contracts           95         95         95        95        85
-------------------------------------------------------------------------------
Total power supply capacity    1,528      1,448      1,426     1,351     1,341
-------------------------------------------------------------------------------

Reserve margin at peak           21%        17%        18%        8%       16%
-------------------------------------------------------------------------------

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

                                              Year
                 --------------------------------------------------------------
Avg. Cost Per      2002         2001          2000          1999          1998
                 -------      -------       -------       -------       -------
Ton              $ 23.50      $ 22.48       $ 22.49       $ 21.88       $ 21.34
MWh                11.00        10.53         10.39         10.13          9.97


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

The Company has an approximate 1% equity interest and a convertible subordinated debt investment in Utilicom Networks, LLC (Utilicom). Utilicom is a provider of bundled communication services focusing on last mile delivery to residential and commercial customers. The Company also has an 18.9% equity interest in SIGECOM Holdings, Inc., which was formed by Utilicom to hold interests in SIGECOM, LLC (SIGECOM). SIGECOM provides broadband services to the greater Evansville, Indiana, area.

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

The convertible subordinated debt investment totals $30.7 million, of which $28.6 million is convertible into Utilicom ownership at the Company's option or upon the event of a public offering of stock by Utilicom and $2.1 million is convertible into common equity interests in the Indianapolis and Dayton ventures at the Company's option. Upon conversion, the Company would have up to a 12% interest in Utilicom, assuming completion of all required funding and up to a 31% interest in the Indianapolis and Dayton ventures.

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

SIGECO's transmission system consists of 829 circuit miles of 138,000 and 69,000 volt lines. The transmission system also includes 27 substations with an installed capacity of 4,221.2 megavolt amperes (Mva). The electric distribution system includes 3,212 pole miles of lower voltage overhead lines and 275 trench miles of conduit containing 1,541 miles of underground distribution cable. The distribution system also includes 95 distribution substations with an installed capacity of 1,939.5 Mva and 51,030 distribution transformers with an installed capacity of 2,352.3 Mva.


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

                                                    Common Stock Price Range
                                  Cash              -------------------------
2002                            Dividend              High               Low
                                --------            -------           -------
   First Quarter                $ 0.265             $ 25.95           $ 22.45
   Second Quarter                 0.265               26.10             23.10
   Third Quarter                  0.265               25.44             17.95
   Fourth Quarter                 0.275               25.00             21.05

2001
   First Quarter                $ 0.255             $ 24.44           $ 21.00
   Second Quarter                 0.255               23.90             20.38
   Third Quarter                  0.255               22.46             19.76
   Fourth Quarter                 0.265               24.07             21.05


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

                                                                                Year Ended December 31
------------------------------------------------------------------------------------------------------
In millions, except per share data              2002      2001 (1)   2000(2,3)      1999        1998
------------------------------------------------------------------------------------------------------
                                                             (As Restated)
                                                          --------------------
Operating Data:
Operating revenues                    $ 1,804.3   $ 2,081.8   $ 1,632.8   $ 1,068.4   $   997.7
Operating income                      $   211.3   $   127.9   $   131.7   $   160.8   $   148.5
Income before extraordinary loss &
  cumulative effect of change in
  accounting principle                $   114.0   $    59.3   $    72.0   $    90.7   $    86.6
Net income                            $   114.0   $    52.7   $    72.0   $    90.7   $    86.6
Average common shares outstanding          67.6        66.7        61.3        61.3        61.6
Fully diluted common shares
   outstanding                             67.9        66.9        61.4        61.4        61.8
Basic earnings per share before
  extraordinary loss & cumulative
  effect of change in accounting
  principle                           $    1.69   $    0.89   $    1.18   $    1.48   $    1.41
Basic earnings per share
  on common stock                     $    1.69   $    0.79   $    1.18   $    1.48   $    1.41
Diluted earnings per share before
  extraordinary loss & cumulative
  effect of change in accounting
  principle                           $    1.68   $    0.89   $    1.17   $    1.48   $    1.40
Diluted earnings per share
  on common stock                     $    1.68   $    0.79   $    1.17   $    1.48   $    1.40
Dividends per share on common stock        1.07   $    1.03   $    0.98   $    0.94   $    0.90

Balance Sheet Data:
Total assets                          $ 2,926.5   $ 2,878.7   $ 2,943.7   $ 1,980.5   $ 1,798.8
Long-term debt, net                   $   954.2   $ 1,014.0   $   632.0   $   486.7   $   388.9
Redeemable preferred stock            $     0.3   $     0.5   $     8.1   $     8.2   $     8.3
Common shareholders' equity           $   869.9   $   839.3   $   733.4   $   709.8   $   677.9


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

                    Consolidated Results of Operations

                                                     Year Ended December 31,
----------------------------------------------------------------------------
In millions, except per share amounts    2002           2001          2000
----------------------------------------------------------------------------
                                                          (As Restated)
                                                       ---------------------
Net income                              $114.0         $ 52.7        $ 72.0
    Attributed to:
       Regulated                        $ 93.6         $ 40.1        $ 52.5
       Nonregulated                       19.0           12.1          21.8
       Corporate & other                   1.4            0.5          (2.3)
----------------------------------------------------------------------------
Basic earnings per share                $ 1.69         $ 0.79        $ 1.18
    Attributed to:
       Regulated                        $ 1.39         $ 0.60        $ 0.85
       Nonregulated                       0.28           0.18          0.36
       Corporate & other                  0.02           0.01         (0.03)

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

The Company also determined that certain billings and collections had been improperly recorded in 2000, resulting in an understatement of gas revenue by $1.8 million ($1.1 million after tax) and an overstatement of electric revenue by $2.4 million ($1.5 million after tax). Other errors were identified that increased 2000 earnings by $0.6 million ($0.3 million after tax). The impact of the restatement of results for the year ended 2000 is a reduction to net income of less than $100,000.

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

The Company has restated its financial statements to give effect to the matters discussed above. A summary of the significant effects of the restatement on previously reported financial position and results of operations is discussed in
Note 3. The effects of the restatement on 2001 quarterly results and on 2002 previously reported quarterly information, is discussed in Note 21. The consolidated financial statements are included under Item 8 Financial Statements and Supplementary Data.

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



In millions, except per share amounts          2002        2001       2000
---------------------------------------------------------------------------
OPERATING REVENUES                                          (As Restated)
                                                       --------------------
   Gas revenues                             $  909.0   $ 1,019.6   $  820.4
   Electric revenues                           608.1       381.2      334.4
---------------------------------------------------------------------------
     Total operating revenues                1,517.1     1,400.8    1,154.8
---------------------------------------------------------------------------
COST OF OPERATING REVENUES
   Cost of gas                                 571.8       708.9      552.5
   Fuel for electric generation                 81.6        74.4       75.7
   Purchased electric energy                   296.3        86.9       36.4
---------------------------------------------------------------------------
     Total cost of operating revenues          949.7       870.2      664.6
---------------------------------------------------------------------------
TOTAL OPERATING MARGIN                         567.4       530.6      490.2
OPERATING EXPENSES
   Other operating                             220.6       241.1      209.0
   Merger & integration costs                      -         2.8       32.7
   Restructuring costs                             -        15.0          -
   Depreciation & amortization                  96.8        97.2       82.4
   Taxes other than income taxes                50.8        51.2       36.2
---------------------------------------------------------------------------
     Total expenses                            368.2       407.3      360.3
---------------------------------------------------------------------------
OPERATING INCOME                               199.2       123.3      129.9
OTHER INCOME
   Other - net                                   6.9         5.5        4.7
   Equity in earnings of
     unconsolidated affiliates                  (1.8)       (0.5)         -
---------------------------------------------------------------------------
     Total other income                          5.1         5.0        4.7
---------------------------------------------------------------------------
Interest expense                                66.1        70.1       46.1
---------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                     138.2        58.2       88.5
---------------------------------------------------------------------------
Income tax                                      44.6        18.4       35.0
Preferred dividend requirement of
  subsidiary                                       -         0.8        1.0
---------------------------------------------------------------------------
Income before cumulative effect of
  change in accounting principle                93.6        39.0       52.5
Cumulative effect of change in accounting
   principle - net of tax                          -         1.1          -
---------------------------------------------------------------------------
NET INCOME                                  $   93.6   $    40.1   $   52.5
===========================================================================
BASIC EARNINGS PER SHARE                    $   1.39   $    0.60   $   0.85
===========================================================================

Utility operations contributed net income of $93.6 million, or $1.39 per share, for the year ended December 31, 2002 compared to $40.1 million, or $0.60 per share, in 2001. The year ended December 31, 2001 included nonrecurring merger, integration, and restructuring costs and other nonrecurring items totaling $15.9 million after tax, or $0.24 per share. In addition to the nonrecurring 2001 items, the increase of $53.5 million, or $0.79 per share, was primarily the result of improved margins and lower operating expense. These resulted from favorable weather and a return to lower gas prices and the related reduction in costs incurred in 2001. Weather increased utility earnings by an estimated $11 million.

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

Significant Fluctuations

Utility Margin

Gas Utility Margin
Gas Utility margin for the year ended December 31, 2002 of $337.2 million increased $26.5 million, or 9%. The increase is primarily due to weather 7% cooler for the year and 31% cooler in the fourth quarter. Rate recovery of excise taxes in Ohio effective July 1, 2001, an increase in the Percent of Income Payment Plan rider affecting Ohio customers, decreased gas costs, and customer growth of over 1% also contributed. It is estimated that of the increase in gas utility margin weather contributed $10 million, various rate recovery riders in Ohio contributed $7 million, and other items, including the impact of lower gas costs and customer growth, contributed $9 million. The effects of cooler weather resulted in an overall 4% increase in total throughput to 207.7 MMDth in 2002 from 199.3 MMDth in 2001. Total throughput in 2000 was
181.2 MMDth, which includes two months of throughput from the Ohio operations.

Gas Utility margin for the year ended December 31, 2001 of $310.7 million increased $42.8 million, compared to 2000. Excluding the Ohio operations, gas margin decreased by $15.7 million, or 6%. The primary factors contributing to this decrease were weather that was 9% warmer than the prior year and the unfavorable impact resulting from extraordinarily high gas costs early in 2001, coupled with the effects of a weakened economy. These decreases were offset somewhat by customer growth of nearly 1% compared to 2000.

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

Electric Utility Margin
Electric Utility margin by customer type and non-firm wholesale margin separated between realized margin and mark-to-market gains and losses follows:
                                                     Year ended December 31,
----------------------------------------------------------------------------
In millions                                2002         2001           2000
----------------------------------------------------------------------------
Retail & firm wholesale                  $ 215.3      $ 200.0        $ 201.2
Non-firm wholesale                          14.9         19.9           21.1
----------------------------------------------------------------------------
Total margin                             $ 230.2      $ 219.9        $ 222.3
============================================================================
Non-firm wholesale margin:
Realized margin                          $  18.5      $  18.4        $  21.1
Mark-to-market gains (losses)               (3.6)         1.5              -


Electric Utility margin for the year ended December 31, 2002 increased $10.3 million, or 5%, when compared to 2001. The increases result primarily from the effect on retail sales of cooling weather considerably warmer than the prior year. Weather in 2002 was 27% warmer when compared to 2001 and 23% warmer than normal. In addition to weather, 2002 was positively affected by increased industrial and firm wholesale volumes and a cash return on NOx compliance expenditures as the expenditures are made pursuant to a rate recovery rider approved by the IURC in August 2001. As a result of warmer weather and increased volumes sold, retail and firm wholesale volumes sold increased from 5.8 GWh in 2001 to 6.2 GWh in 2002. Volumes sold in 2000 were 5.9 GWh. It is estimated that of the increase in electric utility margin weather contributed $7 million, and the increased industrial and firm wholesale volumes and NOx recovery rider contributed $8 million. The current year increase in margin from retail sales was partially offset by $5 million in lower margins earned in the wholesale energy market.

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

Utility Operating Expenses

Utility Other Operating
Utility other operating expenses decreased $20.5 million for the year ended December 31, 2002 when compared to 2001. The decrease results primarily from $9.6 million in lower charges for the use of corporate assets which had useful lives shortened as a result of the merger and a return to lower gas prices and the related reduction in costs incurred in 2001. Specific expenses affected by increased gas costs in 2001 were uncollectible accounts expense of $3.4 million and contributions to low income heating assistance programs of $2.0 million. Insurance recovery in 2002 of $2.8 million in maintenance costs incurred in 2001 was the primary component of the remaining decrease.

Excluding $33.2 million in additional expenses related to the Ohio operations, utility other operating expenses for the year ended December 31, 2001 decreased $1.1 million compared to 2000. The 2001 decrease results primarily from prior merger synergies, offset by higher expenses resulting from increased gas costs.

Utility Depreciation & Amortization
Utility depreciation and amortization decreased $0.4 million for the year ended December 31, 2002 when compared to 2001. The decrease results from the discontinuance of goodwill amortization as required by SFAS 142, which approximated $4.9 million in 2001, offset somewhat by depreciation of plant additions.

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

In millions, except per share amounts            2002      2001     2000
-------------------------------------------------------------------------
                                                           (As Restated)
                                                         ----------------
Energy services & other revenues               $ 287.2   $ 681.0  $ 478.0
Cost of energy services & other revenues         249.4     640.9    453.2
-------------------------------------------------------------------------
TOTAL OPERATING MARGIN                            37.8      40.1     24.8
Intersegment revenues, net of costs                3.0       2.6      1.9
Expenses:
   Operating expenses                             36.1      36.3     20.3
   Merger & integration costs                        -         -      1.6
   Restructuring costs                               -       3.5        -
-------------------------------------------------------------------------
     Total expenses                               36.1      39.8     21.9
-------------------------------------------------------------------------
OPERATING INCOME                                   4.7       2.9      4.8
Other income:
   Equity in earnings of
     unconsolidated affiliates                    10.9      13.9      9.8
   Other - net                                     6.1      11.4     18.5
-------------------------------------------------------------------------
     Total other income                           17.0      25.3     28.3
-------------------------------------------------------------------------
Interest expense                                   9.1      12.5      9.6
-------------------------------------------------------------------------
INCOME BEFORE TAXES                               12.6      15.7     23.5
Income tax                                        (6.9)     (4.7)     0.6
Minority interest                                  0.5       0.6      1.1
-------------------------------------------------------------------------
Income before extraordinary loss                  19.0      19.8     21.8
Extraordinary loss - net of tax                      -      (7.7)       -
-------------------------------------------------------------------------
NET INCOME                                      $ 19.0    $ 12.1   $ 21.8
=========================================================================
BASIC EARNINGS PER SHARE                        $ 0.28    $ 0.18   $ 0.36
=========================================================================
NET INCOME ATTRIBUTED TO:
   Energy Marketing & Services                  $ 15.0    $ 11.3    $ 7.2
   Coal Mining                                    12.2      13.6      4.6
   Utility Infrastructure                         (1.2)     (0.6)     0.2
   Broadband                                       0.4      (0.1)     4.4
   Other Businesses                               (7.4)    (12.1)     5.4


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

Prior to June 1, 2002, SES' operating results were consolidated. Subsequent to June 1, 2002, SES' operating results, now part of ProLiance, are reflected in equity in earnings of unconsolidated affiliates. SES' revenues and expenses were the primary component of nonregulated revenues and cost of revenues. Therefore, the integration significantly decreased revenues and costs of revenues over $400 million in 2002 compared to 2001. The Company's operating expenses also decreased $4.8 million in 2002 as a result of the integration. The transfer of net assets was accounted for at book value consistent with joint venture accounting and did not result in any gain or loss.

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

Coal Mining

Coal Mining provides the mining and sale of coal to the Company's utility operations and to other third parties through its wholly owned subsidiary Vectren Fuels, Inc (Fuels). The group also generates IRS Code Section 29 investment tax credits relating to the production of coal-based synthetic fuels through its investment in Pace Carbon Synfuels, LP (Pace Carbon). Pace Carbon is an unconsolidated affiliate accounted for using the equity method.

Earnings from Fuels were $6.2 million in 2002, $9.3 million in 2001, and $2.5 million in 2000. In 2002 compared to 2001, net income and operating income decreased $3.3 million and $4.9 million, respectively, as a result of lower market prices on third party coal sales and a somewhat lower yield per ton mined in 2002. In 2001 compared to 2000, net income and operating income increased $7.0 million and $11.1 million, respectively, as a result of the Company's second mine starting operations in mid-2001. The new mine was also a contributing factor to increased operating expenses in 2002 and 2001. Fuels' operating expenses increased $0.8 million in 2002 and $6.9 million in 2001.

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

Vectren Retail provides natural gas and other related products and services primarily in Ohio serving customers opting for choice among energy providers. Vectren Retail began operations in 2001 and has incurred startup costs which increased operating expenses $1.5 million in 2002 and $0.9 million in 2001. Due to increased activity, these operations added margin of $1.3 million in 2002 compared to 2001.

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

VUHI's and Indiana Gas' credit ratings on outstanding senior unsecured debt at December 31, 2002 are A-/Baa1 as rated by Standard and Poor's Ratings Services (Standard and Poor's) and Moody's, respectively. SIGECO's credit ratings on outstanding senior unsecured debt at December 31, 2002 are BBB+/Baa1. SIGECO's credit ratings on outstanding secured debt at December 31, 2002 are A-/A3. VUHI's commercial paper has a credit rating of A-2/P-2. Cap Corp's senior unsecured debt is rated BBB+/Baa2. Moody's current outlook is stable while Standard and Poor's current outlook is negative. The ratings of Standard and Poor's and Moody's are categorized as investment grade. A security rating is not a recommendation to buy, sell, or hold securities. The rating is subject to revision or withdrawal at any time, and each rating should be evaluated independently of any other rating. Standard and Poor's and Moody's lowest level investment grade rating is BBB- and Baa3, respectively.

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

Sources & Uses of Liquidity

Operating Cash Flow

The Company's primary historical source of liquidity to fund working capital requirements has been cash generated from operations. Cash flow from operating activities increased during the year ended December 31, 2002 compared to 2001 by $104.2 million and increased $141.5 million in 2001 compared to 2000. The primary reasons for the increases are favorable changes in working capital accounts due to a return to lower gas prices and increased earnings before non-cash charges.

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

Financing the Ohio Operations Purchase
On October 31, 2000, the acquisition of the Ohio operations was completed for a purchase price of approximately $471 million. Commercial paper and $150.0 million in floating rate notes were issued to fund the purchase. During 2001, the Company refinanced these interim borrowing arrangements with permanent financing in the form of new equity and long-term debt, as described below.

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

Both issues are guaranteed by VUHI's three operating utility companies: SIGECO, Indiana Gas, and VEDO. These guarantees of VUHI's debt are full and unconditional and joint and several. The net proceeds from the sale of the senior notes and settlement of hedging arrangements totaled $344.0 million

Other Financing Transactions
In September 2001, the Company notified holders of SIGECO's 4.80%, 4.75%, and 6.50% preferred stock of its intention to redeem the shares. The 4.80% preferred stock was redeemed at $110.00 per share, plus $1.35 per share in accrued and unpaid dividends. Prior to the redemption, there were 85,519 shares outstanding. The 4.75% preferred stock was redeemed at $101.00 per share, plus $0.97 per share in accrued and unpaid dividends. Prior to the redemption, there were 3,000 shares outstanding. The 6.50% preferred stock was redeemed at $104.23 per share, plus $0.73 per share in accrued and unpaid dividends. Prior to the redemption, there were 75,000 shares outstanding. The total redemption price was $17.7 million.

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

Potential & Future Uses of Liquidity

The following is a summary of certain obligations and commitments at December 31, 2002:

----------------------------------------------------------------------------------------
(In millions)                            2003    2004    2005    2006    2007 Thereafter
----------------------------------------------------------------------------------------
Short-term debt                        $ 399.5  $    -  $    -  $   -  $    -  $     -
Long-term debt (1)                        16.0    15.0    38.0      -    24.0    908.1
Long-term debt to be called (2)           23.8       -       -      -       -        -
Operating leases (3)                       6.8     6.3     5.0    4.5     4.0      4.7
Firm natural gas purchase commitments     89.5    21.3     3.6      -       -        -
----------------------------------------------------------------------------------------
    Total                              $ 535.6  $ 42.6  $ 46.6  $ 4.5  $ 28.0  $ 912.8
========================================================================================

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

Planned Capital Expenditures & Investments

Capital expenditures and investments in nonregulated unconsolidated affiliates for the five-year period 2003 - 2007 are estimated as follows:

In millions                        2003     2004     2005     2006     2007
----------------------------------------------------------------------------
Capital expenditures
  Regulated (1)                  $ 204.8  $ 236.5  $ 184.9  $ 145.1  $ 135.4
  Nonregulated                       7.8      6.5      5.7      6.9      7.3
  Corporate & other                 22.3     27.8     10.5     16.4     11.3
----------------------------------------------------------------------------
    Total capital expenditures   $ 234.9  $ 270.8  $ 201.1  $ 168.4  $ 154.0
============================================================================
Investments in unconsolidated
 affiliates                      $  14.6  $  15.9  $  18.8  $  11.0  $  12.2
============================================================================

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

Vectren guarantees the outstanding long-term and short-term debt of Cap Corp, which totaled $113.0 million and $157.8 million, respectively, at December 31, 2002. VUHI's currently outstanding long-term and short-term debt is jointly and severally guaranteed by Indiana Gas, SIGECO, and VEDO. VUHI's long-term and short-term debt outstanding at December 31, 2002 totaled $350.0 million and $239.1 million, respectively.

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


/S/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP
Indianapolis, Indiana
February 26, 2003

                  VECTREN CORPORATION AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS
                                  (In millions)


                                                             At December 31,
-----------------------------------------------------------------------------
                                                 2002                 2001
-----------------------------------------------------------------------------
                                                                (As Restated,
              ASSETS                                             See Note 3)
Current Assets
  Cash & cash equivalents                     $    25.1          $    25.0
  Accounts receivable-less reserves of
     $5.5 & $5.3, respectively                    154.4              208.3
  Accrued unbilled revenues                       116.1               76.7
  Inventories                                      62.8               70.9
  Recoverable fuel & natural gas costs             22.1               70.2
  Prepayments & other current assets               93.0              131.0
-----------------------------------------------------------------------------
      Total current assets                        473.5              582.1
-----------------------------------------------------------------------------

Utility Plant
  Original cost                                 3,037.1            2,906.1
  Less:  accumulated depreciation
         & amortization                         1,389.0            1,308.2
-----------------------------------------------------------------------------
      Net utility plant                         1,648.1            1,597.9
-----------------------------------------------------------------------------

Investments in unconsolidated affiliates          153.3              128.6
Other investments                                 124.3               99.8
Non-utility property-net                          228.0              182.8
Goodwill-net                                      202.2              201.5
Regulatory assets                                  75.2               67.8
Other assets                                       21.9               18.2
-----------------------------------------------------------------------------
TOTAL ASSETS                                  $ 2,926.5          $ 2,878.7
=============================================================================


The accompanying notes are an integral part of these consolidated financial statements.

                  VECTREN CORPORATION AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS
                                  (In millions)

                                                                 At December 31,
--------------------------------------------------------------------------------
                                                           2002          2001
--------------------------------------------------------------------------------
                                                                   (As Restated,
    LIABILITIES & SHAREHOLDERS' EQUITY                              See Note 3)

Current Liabilities
  Accounts payable                                     $   101.7     $   145.2
  Accounts payable to affiliated companies                  86.4          38.1
  Accrued liabilities                                      119.9         118.5
  Short-term borrowings                                    399.5         383.3
  Current maturities of long-term debt                      39.8           1.3
  Long-term debt subject to tender                          26.6          11.5
--------------------------------------------------------------------------------
     Total current liabilities                             773.9         697.9
--------------------------------------------------------------------------------
Long-term Debt-Net of Current Maturities &
  Debt Subject to Tender                                   954.2       1,014.0

Deferred Income Taxes & Other Liabilities
  Deferred income taxes                                    195.5         216.3
  Deferred credits & other liabilities                     130.8         109.3
--------------------------------------------------------------------------------
     Total deferred credits & other liabilities            326.3         325.6
--------------------------------------------------------------------------------
Minority Interest in Subsidiary                              1.9           1.4

Commitments & Contingencies (Notes 4, 13-15)

Cumulative, Redeemable Preferred Stock of
     a Subsidiary                                            0.3           0.5

Common Shareholders' Equity
  Common stock (no par value) - issued &
      outstanding 67.9 and 67.7, respectively              350.0         346.1
  Retained earnings                                        530.4         489.1
  Accumulated other comprehensive income                   (10.5)          4.1
--------------------------------------------------------------------------------
      Total common shareholders' equity                    869.9         839.3
--------------------------------------------------------------------------------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY               $ 2,926.5     $ 2,878.7
================================================================================



The accompanying notes are an integral part of these consolidated financial statements.

                  VECTREN CORPORATION AND SUBSIDIARY COMPANIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     (In millions, except per share amounts)


                                                              Year Ended December 31,
--------------------------------------------------------------------------------------
                                                        2002        2001        2000
--------------------------------------------------------------------------------------
OPERATING REVENUES                                            (As Restated, See Note 3)
                                                              ------------------------
  Gas utility                                        $  909.0   $ 1,019.6    $  820.4
  Electric utility                                      608.1       381.2       334.4
  Energy services & other                               287.2       681.0       478.0
--------------------------------------------------------------------------------------
     Total operating revenues                         1,804.3     2,081.8     1,632.8
--------------------------------------------------------------------------------------
OPERATING EXPENSES
  Cost of gas sold                                      571.2       708.9       552.5
  Fuel for electric generation                           81.6        74.4        75.7
  Purchased electric energy                             296.3        86.9        36.4
  Cost of energy services & other                       249.4       640.9       453.2
  Other operating                                       223.0       243.2       198.5
  Merger & integration costs                                -         2.8        41.1
  Restructuring costs                                       -        19.0           -
  Depreciation & amortization                           119.6       124.1       105.7
  Taxes other than income taxes                          51.9        53.7        38.0
--------------------------------------------------------------------------------------
      Total operating expenses                        1,593.0     1,953.9     1,501.1
--------------------------------------------------------------------------------------
OPERATING INCOME                                        211.3       127.9       131.7
OTHER INCOME
  Equity in earnings of unconsolidated affiliates         9.1        13.4         9.8
  Other - net                                            11.5        16.7        23.1
--------------------------------------------------------------------------------------
      Total other income                                 20.6        30.1        32.9
--------------------------------------------------------------------------------------
Interest expense                                         78.5        83.2        56.4
--------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                              153.4        74.8       108.2
--------------------------------------------------------------------------------------
Income taxes                                             38.9        14.1        34.2
Minority interest in & preferred dividend
    requirements of subsidiaries                          0.5         1.4         2.0
--------------------------------------------------------------------------------------
INCOME BEFORE EXTRAORDINARY LOSS & CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE              114.0        59.3        72.0
--------------------------------------------------------------------------------------
Extraordinary loss - net of tax                             -        (7.7)          -
Cumulative effect of change in accounting
    principle - net of tax                                  -         1.1           -
--------------------------------------------------------------------------------------
NET INCOME                                           $  114.0   $    52.7    $   72.0
======================================================================================
AVERAGE COMMON SHARES OUTSTANDING                        67.6        66.7        61.3
DILUTED COMMON SHARES OUTSTANDING                        67.9        66.9        61.4

EARNINGS PER SHARE OF COMMON STOCK:
BASIC
INCOME BEFORE EXTRAORDINARY LOSS & CUMULATIVE
   EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE          $   1.69   $    0.89    $   1.18
Extraordinary loss - net of tax                             -       (0.12)          -
Cumulative effect of change in accounting
    principle - net of tax                                  -        0.02           -
--------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE OF COMMON STOCK             $   1.69   $    0.79    $   1.18
======================================================================================
DILUTED
INCOME BEFORE EXTRAORDINARY LOSS & CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE           $   1.68   $    0.89    $   1.17
Extraordinary loss - net of tax                             -       (0.12)          -
Cumulative effect of change in accounting
     principle - net of tax                                 -        0.02           -
--------------------------------------------------------------------------------------
DILUTED EARNINGS PER SHARE OF COMMON STOCK           $   1.68   $    0.79    $   1.17
======================================================================================


The accompanying notes are an integral part of these consolidated financial statements.

                  VECTREN CORPORATION AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In millions)
                                                              Year Ended December 31,
--------------------------------------------------------------------------------------
                                                           2002       2001      2000
--------------------------------------------------------------------------------------
                                                                      (As Restated,
CASH FLOWS FROM OPERATING ACTIVITIES                                   See Note 3)
                                                                    ------------------
  Net income                                             $ 114.0     $ 52.7    $ 72.0
  Adjustments to reconcile net income to cash from
              operating activities:
      Depreciation & amortization                          119.6      124.1     105.7
      Deferred income taxes & investment tax credits       (28.5)      12.4      (5.8)
      Equity in earnings of unconsolidated affiliates       (9.1)     (13.4)     (9.8)
      Net unrealized loss (gain) on derivative
          instruments, including cumulative effect
          of change in accounting principle                  3.6       (3.3)        -
      Extraordinary loss on sale of leveraged
          leases - net of tax                                  -        7.7         -
      Pension and postretirement expense                    13.2        8.5       9.8
      Other non-cash charges- net                            7.5       13.1      (0.4)
      Changes in working capital accounts:
        Accounts receivable & accrued unbilled revenue     (42.0)     135.5    (255.8)
        Inventories                                          0.4       24.2      17.8
        Recoverable fuel & natural gas costs                48.1       25.9     (82.3)
        Prepayments & other current assets                  31.2      (70.3)     (3.4)
        Accounts payable, including to affiliated
            companies                                       40.7     (120.6)    208.2
        Accrued liabilities                                 11.7       (7.0)     (2.4)
      Changes in noncurrent assets                          (6.0)       4.6       1.2
      Changes in noncurrent liabilities                    (12.1)      (6.0)     (8.2)
--------------------------------------------------------------------------------------
        Net cash flows from operating activities           292.3      188.1      46.6
--------------------------------------------------------------------------------------
CASH FLOWS (REQUIRED FOR) FROM FINANCING ACTIVITIES
  Proceeds from:
    Long-term debt - net of issuance costs                     -      344.0     145.3
    Common stock - net of issuance costs                       -      129.4         -
    Short-term notes payable                                   -          -     150.0
  Requirements for:
    Dividends on common stock                              (72.3)     (69.5)    (60.0)
    Retirement of long-term debt                            (6.5)      (7.6)     (3.3)
    Redemption of preferred stock of subsidiary             (0.2)     (17.7)     (2.0)
    Retirement of short-term notes payable                     -     (150.0)        -
    Dividends on preferred stock of subsidiary                 -       (0.8)     (1.0)
  Net change in short-term borrowings                       20.3     (228.2)    402.3
  Proceeds (payments) from exercise of stock
       options & other                                       1.1       (2.3)      7.4
--------------------------------------------------------------------------------------
        Net cash flows (required for) from
           financing activitiesS                           (57.6)      (2.7)    638.7
--------------------------------------------------------------------------------------
CASH FLOWS (REQUIRED FOR) INVESTING ACTIVITIES
  Proceeds from:
    Unconsolidated affiliate distributions                   7.4       22.5       7.0
    Sale of leveraged lease investments                        -       53.8         -
    Notes receivable & other collections                     3.9       16.6       9.0
  Requirements for:
    Capital expenditures, excluding AFUDC-equity          (218.7)    (239.7)   (164.3)
    Unconsolidated affiliate investments                   (12.5)     (22.7)    (29.4)
    Acquisition of Ohio operations                             -       (2.2)   (469.2)
    Notes receivable & other investments                   (14.7)      (3.9)    (40.6)
--------------------------------------------------------------------------------------
        Net cash flows (required for) investing
            activities                                     (234.6)   (175.6)   (687.5)
--------------------------------------------------------------------------------------
Net increase (decrease) in cash & cash equivalents            0.1       9.8      (2.2)
Cash & cash equivalents at beginning of period               25.0      15.2      17.4
--------------------------------------------------------------------------------------
Cash & cash equivalents at end of period                 $   25.1    $ 25.0    $ 15.2
======================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                  VECTREN CORPORATION AND SUBSIDIARY COMPANIES
             CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
                     (In millions, except per share amounts)

                                                  Common Stock
                                           -------------------------
                                                                                Accumulated
                                                          Restricted               Other
                                                            Stock    Retained  Comprehensive
                                           Shares  Amount   Grants   Earnings  Income (Loss)  Total
----------------------------------------------------------------------------------------------------
Balance at January 1, 2000, As Reported     61.3  $ 217.5   $ (1.5)  $ 493.9       $ (0.1)   $ 709.8
Restatement adjustment                                                   1.7                     1.7
----------------------------------------------------------------------------------------------------
Balance at January 1, 2000, As Restated     61.3    217.5     (1.5)    495.6         (0.1)     711.5
----------------------------------------------------------------------------------------------------
Comprehensive income:
Net income                                                              72.0                    72.0
Minimum pension liability adjustments &
    other - net of tax                                                                0.1        0.1
Comprehensive income of unconsolidated
    affiliates - net of tax                                                           7.5        7.5
----------------------------------------------------------------------------------------------------
Total comprehensive income (As Restated)                                                        79.6
----------------------------------------------------------------------------------------------------
Common stock dividends ($0.98 per share)                               (60.0)                  (60.0)
Other                                        0.1      1.8                0.5                     2.3
----------------------------------------------------------------------------------------------------
Balance at December 31, 2000, As Restated   61.4    219.3     (1.5)    508.1          7.5      733.4
----------------------------------------------------------------------------------------------------
Comprehensive income:
Net income (As Restated, See Note 3)                                    52.7                    52.7
Minimum pension liability adjustments &
    other - net of tax                                                               (1.8)      (1.8)
Comprehensive income of unconsolidated
    affiliates - net of tax                                                          (1.6)      (1.6)
----------------------------------------------------------------------------------------------------
Total comprehensive income, (As Restated)                                                       49.3
----------------------------------------------------------------------------------------------------
Common stock:
    Issuance - net of $5.1 issuance costs    6.3    129.4                                      129.4
    Dividends ($1.03 per share)                                        (69.5)                  (69.5)
Other                                                (0.1)    (1.0)     (2.2)                   (3.3)
----------------------------------------------------------------------------------------------------
Balance at December 31, 2001, As Restated   67.7    348.6     (2.5)    489.1          4.1      839.3
----------------------------------------------------------------------------------------------------
Comprehensive income:
Net income                                                             114.0                   114.0
Minimum pension liability adjustments &
    other - net of tax                                                               (9.3)      (9.3)
Comprehensive income of unconsolidated
    affiliates - net of tax                                                          (5.3)      (5.3)
----------------------------------------------------------------------------------------------------
Total comprehensive income                                                                      99.4
----------------------------------------------------------------------------------------------------
Common stock dividends ($1.07 per share)                               (72.3)                  (72.3)
Other                                        0.2      3.7      0.2      (0.4)                    3.5
----------------------------------------------------------------------------------------------------
Balance at December 31, 2002                67.9  $ 352.3   $ (2.3)  $ 530.4       $(10.5)   $ 869.9
====================================================================================================

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

B. Cash & Cash Equivalents
All highly liquid investments with an original maturity of three months or less at the date of purchase are considered cash equivalents. Cash paid during the periods reported for interest, income taxes, and acquired assets and liabilities follows:

                                                      Year Ended December 31,
-----------------------------------------------------------------------------
 In millions                                2002          2001          2000
-----------------------------------------------------------------------------
Cash paid for
      Interest                             $ 67.1        $ 74.9        $ 55.7
      Income taxes                           16.5          38.0          53.5
-----------------------------------------------------------------------------

Details of acquisition (Note 1)
      Book value of assets acquired        $    -         $ 1.6       $ 275.2
      Liabilities assumed                       -             -           7.9
-----------------------------------------------------------------------------
      Net assets acquired                  $    -         $ 1.6       $ 267.3
=============================================================================

C. Inventories
Inventories consist of the following:

                                                            At December 31,
---------------------------------------------------------------------------
In millions                                         2002              2001
---------------------------------------------------------------------------
Gas in storage - at LIFO cost                      $ 25.4            $ 24.4
Materials & supplies                                 19.7              21.0
Fuel (coal & oil) for electric generation            11.3              10.3
Gas in storage - at average cost                      3.2              11.6
Other                                                 3.2               3.6
---------------------------------------------------------------------------
       Total inventories                           $ 62.8            $ 70.9
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

D. Utility Plant & Depreciation
Utility plant is stated at historical cost, including AFUDC. Depreciation of utility property is provided using the straight-line method over the estimated service lives of the depreciable assets. The original cost of utility plant, together with depreciation rates expressed as a percentage of original cost, follows:

                                        At and For the Year Ended December 31,
-------------------------------------------------------------------------------
In millions                              2002                     2001
------------------------------  -----------------------  ----------------------
                                          Depreciation            Depreciation
                                           Rates as a              Rates as a
                                Original   Percent of    Original  Percent of
                                  Cost    Original Cost    Cost   Original Cost
-------------------------------------------------------------------------------
Gas utility plant               $1,622.0      3.8%       $1,523.0     3.6%
Electric utility plant           1,211.0      3.3%        1,148.9     3.3%
Common utility plant                41.6      2.6%           41.3     2.6%
Construction work in progress      162.5        -           192.9       -
-------------------------------------------------------------------------------
       Total original cost      $3,037.1                 $2,906.1
===============================================================================

AFUDC represents the cost of borrowed and equity funds used for construction purposes and is charged to construction work in progress during the construction period and is included in other - net in the Consolidated Statements of Income. The total AFUDC capitalized into utility plant and the portion of which was computed on borrowed and equity funds for all periods reported follows:

                                                    Year Ended December 31,
---------------------------------------------------------------------------
 In millions                          2002             2001            2000
---------------------------------------------------------------------------
AFUDC - borrowed funds               $ 3.1            $ 2.1           $ 2.4
AFUDC - equity funds                   2.2              2.5             2.6
---------------------------------------------------------------------------
      Total AFUDC capitalized        $ 5.3            $ 4.6           $ 5.0
===========================================================================

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

As required by SFAS 142, amortization of goodwill relating to the acquisition of the Ohio operations ceased on January 1, 2002. In 2001, net income before extraordinary loss and cumulative effect of change in accounting principle and net income would have been $62.3 million and $55.7 million, respectively, had goodwill not been amortized and in 2000, net income would have been $72.5 million had goodwill not been amortized. The Company's goodwill is included in the Gas Utility Services operating segment. Initial impairment reviews to be performed within six months of adoption of SFAS 142 were completed and resulted in no impairment. The impairment test is performed at the beginning of each year. Following is a reconciliation of reported net income and earnings per share to the adjusted net income disclosed above and related earnings per share for years ended December 31, 2001 and 2000:

                                              Net Income        Basic EPS         Diluted EPS
                                            --------------    --------------    --------------
 In millions (except per share amounts)      2001     2000     2001     2000     2001     2000
----------------------------------------    --------------    --------------    --------------
As Reported                                 $52.7    $72.0    $0.79    $1.18    $0.79    $1.17
Add:  goodwill amortization - net of tax      3.0      0.5     0.05     0.01     0.05     0.01
----------------------------------------------------------------------------------------------
As adjusted                                 $55.7    $72.5    $0.84    $1.19    $0.84    $1.18
==============================================================================================

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

                                            At December 31,
-----------------------------------------------------------
 In millions                              2002         2001
-----------------------------------------------------------
Demand side management programs         $ 32.1       $ 31.7
Unamortized debt issue costs              19.5         21.2
Regulatory income tax asset               15.8         10.3
Other                                      7.8          4.6
-----------------------------------------------------------
     Total regulatory assets            $ 75.2       $ 67.8
===========================================================

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

A summary of the components of and changes in accumulated other comprehensive income for the past three years follows:

                                      2000                   2001               2002
                           ---------------------------  ---------------  ----------------
                           Beginning  Changes    End    Changes   End    Changes    End
                            of Year   During   of Year  During  of Year  During   of Year
In millions                 Balance    Year    Balance   Year   Balance   Year    Balance
-------------------------- ---------  -------  -------  ------- -------  -------  -------
Unconsolidated affiliates   $    -    $ 7.5     $ 7.5   $ (1.6)  $ 5.9   $ (5.3)   $ 0.6
Minimum pension liability
 adjustments & other         (0.01)    0.01         -     (1.8)   (1.8)    (9.3)   (11.1)
-----------------------------------------------------------------------------------------
Accumulated other
comprehensive income        $ (0.1)   $ 7.6     $ 7.5   $ (3.4)  $ 4.1   $(14.6)  $(10.5)
=========================================================================================

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

As more fully described in Note 12, the Company applies the intrinsic method prescribed in APB Opinion 25, "Accounting for Stock Issued to Employees" (APB25) and related interpretations when measuring compensation expense for its stock-based compensation plans. The exercise price of stock options awarded under the Company's stock option plans is equal to the fair market value of the underlying common stock on the date of grant. Accordingly, no compensation expense has been recognized for stock option plans. The Company also maintains restricted stock and phantom stock plans for executives and non-employee directors that result in stock-based compensation expense recognized in reported net income. The amount of expense recorded in net income is consistent with expense that would have been recognized if the Company used the fair value based method prescribed in SFAS No. 123 "Accounting for Stock-Based Compensation" (SFAS 123).

Following is the effect on net income and earnings per share as if the fair value based method prescribed in SFAS 123, as amended by SFAS 148 "Accounting for Stock-Based Compensation - Transition and Disclosure" had been applied to the Company's stock- based compensation plans:

                                                           Year Ended December 31,
-----------------------------------------------------------------------------------
 In millions, except per share amounts                     2002      2001     2000
-----------------------------------------------------------------------------------
Net Income:
   As reported                                           $ 114.0    $ 52.7   $ 72.0
   Add:    Stock-based employee compensation included
           in reported net income- net of tax                1.3       1.7      1.8
   Deduct: Total stock-based employee compensation
           expense determined under fair value based
           method for all awards- net of tax                 2.1       2.8      2.2
-----------------------------------------------------------------------------------
   Pro forma                                             $ 113.2    $ 51.6   $ 71.6
===================================================================================
Basic Earnings Per Share:
           As reported                                    $ 1.69    $ 0.79   $ 1.18
           Pro forma                                        1.68      0.77     1.17
Diluted Earnings Per Share:
           As reported                                    $ 1.68    $ 0.79   $ 1.17
           Pro forma                                        1.67      0.77     1.16

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

The Company also determined that certain billings and collections had been improperly recorded in 2000, resulting in an understatement of gas revenue by $1.8 million ($1.1 million after tax) and an overstatement of electric revenue by $2.4 million ($1.5 million after tax). Other errors were identified that increased 2000 earnings by $0.6 million ($0.3 million after tax). The impact of the restatement of results for the year ended 2000 is a reduction to net income of less than $100,000.

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

The effects on the income statement for the year ending December 31, 2001 follow:

                                              As Reported  Adjustments  As Restated
-----------------------------------------------------------------------------------
OPERATING REVENUES
   Gas utility                                 $ 1,031.5     $ (11.9)   $ 1,019.6
   Electric utility                                378.9         2.3        381.2
   Energy services & other                         759.6       (78.6)       681.0
----------------------------------------------------------------------------------
        Total operating revenues                 2,170.0       (88.2)     2,081.8
----------------------------------------------------------------------------------
OPERATING EXPENSES
   Cost of gas sold                                708.2         0.7        708.9
   Fuel for electric generation                     74.4           -         74.4
   Purchased electric energy                        91.7        (4.8)        86.9
   Cost of energy services & other                 720.2       (79.3)       640.9
   Other operating                                 236.9         6.3        243.2
   Merger & integration costs                        2.8           -          2.8
   Restructuring costs                              19.0           -         19.0
   Depreciation & amortization                     123.7         0.4        124.1
   Taxes other than income taxes                    53.5         0.2         53.7
----------------------------------------------------------------------------------
        Total operating expenses                 2,030.4       (76.5)     1,953.9
----------------------------------------------------------------------------------
OPERATING INCOME                                   139.6       (11.7)       127.9
----------------------------------------------------------------------------------
OTHER INCOME
   Equity in earnings of unconsolidated
       affiliates                                   14.1        (0.7)        13.4
   Other - net                                      16.3         0.4         16.7
----------------------------------------------------------------------------------
        Total other income                          30.4        (0.3)        30.1
----------------------------------------------------------------------------------
Interest expense                                    82.6         0.6         83.2
----------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                          87.4       (12.6)        74.8
----------------------------------------------------------------------------------
Income taxes                                        18.6        (4.5)        14.1
Minority interest in and preferred dividend
    requirement of subsidiaries                      1.4           -          1.4
----------------------------------------------------------------------------------
INCOME BEFORE EXTRAORDINARY LOSS & CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE          67.4        (8.1)        59.3
----------------------------------------------------------------------------------
Extraordinary loss - net of tax                     (7.7)          -         (7.7)
Cumulative effect of change in accounting
    principle - net of tax                           3.9        (2.8)         1.1
----------------------------------------------------------------------------------
NET INCOME                                     $    63.6     $ (10.9)   $    52.7
==================================================================================
EARNINGS PER SHARE OF COMMON STOCK:
BASIC
INCOME BEFORE EXTRAORDINARY LOSS & CUMULATIVE
   EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE    $    1.01     $ (0.12)   $    0.89
Extraordinary loss - net of tax                    (0.12)          -        (0.12)
Cumulative effect of change in accounting
   principle - net of tax                           0.06       (0.04)        0.02
----------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE OF COMMON STOCK       $    0.95     $ (0.16)   $    0.79
==================================================================================
DILUTED
INCOME BEFORE EXTRAORDINARY LOSS & CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE     $    1.01     $ (0.12)   $    0.89
Extraordinary loss - net of tax                    (0.12)          -        (0.12)
Cumulative effect of change in accounting
    principle - net of tax                          0.06       (0.04)        0.02
----------------------------------------------------------------------------------
DILUTED EARNINGS PER SHARE OF COMMON STOCK     $    0.95     $ (0.16)   $    0.79
==================================================================================

The effects on the income statement for the year ending December 31, 2000 follow:

                                               As Reported  Adjustments  As Restated
------------------------------------------------------------------------------------
OPERATING REVENUES
      Gas utility                                $ 818.8     $  1.6        $ 820.4
      Electric utility                             336.4       (2.0)         334.4
      Energy services & other                      493.5      (15.5)         478.0
------------------------------------------------------------------------------------
           Total operating revenues              1,648.7      (15.9)       1,632.8
------------------------------------------------------------------------------------
OPERATING EXPENSES
      Cost of gas sold                             552.5          -          552.5
      Fuel for electric generation                  75.7          -           75.7
      Purchased electric energy                     36.4          -           36.4
      Cost of energy services & other              468.8      (15.6)         453.2
      Other operating                              199.4       (0.9)         198.5
      Merger & integration costs                    41.1          -           41.1
      Depreciation & amortization                  105.7          -          105.7
      Taxes other than income taxes                 38.0          -           38.0
------------------------------------------------------------------------------------
           Total operating expenses              1,517.6      (16.5)       1,501.1
------------------------------------------------------------------------------------
OPERATING INCOME                                   131.1        0.6          131.7
OTHER INCOME
      Equity in earnings of unconsolidated
         affiliates                                  9.8          -            9.8
      Other - net                                   23.7       (0.6)          23.1
------------------------------------------------------------------------------------
           Total other income                       33.5       (0.6)          32.9
------------------------------------------------------------------------------------
Interest expense                                    56.4          -           56.4
------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                         108.2          -          108.2
------------------------------------------------------------------------------------
Income taxes                                        34.2          -           34.2
Minority interest in & preferred dividend
    requirements of subsidiaries                     2.0          -            2.0
------------------------------------------------------------------------------------
NET INCOME                                       $  72.0     $    -        $  72.0
====================================================================================
BASIC EARNINGS PER SHARE OF COMMON STOCK         $  1.18     $    -        $  1.18
====================================================================================
DILUTED EARNINGS PER SHARE OF COMMON STOCK       $  1.17     $    -        $  1.17
====================================================================================

The effects on the balance sheet as of December 31, 2001 follow:


      ASSETS                                 As Reported  Adjustments  As Restated
                                             -----------  -----------  -----------
Current Assets
   Cash & cash equivalents                    $   27.2      $ (2.2)     $    25.0
   Accounts receivable-less reserves             213.8        (5.5)         208.3
   Accrued unbilled revenues                      78.4        (1.7)          76.7
   Inventories                                    71.4        (0.5)          70.9
   Recoverable fuel & natural gas costs           76.5        (6.3)          70.2
   Prepayments & other current assets            103.4        27.6          131.0
----------------------------------------------------------------------------------
       Total current assets                      570.7        11.4          582.1
----------------------------------------------------------------------------------
Utility Plant
  Original cost                                2,903.2         2.9        2,906.1
  Less:  accumulated depreciation
     & amortization                            1,308.2           -        1,308.2
----------------------------------------------------------------------------------
       Net utility plant                       1,595.0         2.9        1,597.9
----------------------------------------------------------------------------------
Investments in unconsolidated affiliates         127.7         0.9          128.6
Other investments                                100.3        (0.5)          99.8
Non-utility property-net                         181.7         1.1          182.8
Goodwill-net                                     193.1         8.4          201.5
Regulatory assets                                 61.4         6.4           67.8
Other assets                                      26.9        (8.7)          18.2
----------------------------------------------------------------------------------
TOTAL ASSETS                                  $2,856.8      $ 21.9      $ 2,878.7
==================================================================================

    LIABILITIES & SHAREHOLDERS' EQUITY

Current Liabilities
   Accounts payable                           $  144.4      $  0.8      $   145.2
   Accounts payable to affiliated companies       37.2         0.9           38.1
   Accrued liabilities                           101.4        17.1          118.5
   Short-term borrowings                         381.7         1.6          383.3
   Current maturities of long-term debt            1.3           -            1.3
   Long-term debt subject to tender               11.5           -           11.5
----------------------------------------------------------------------------------
       Total current liabilities                 677.5        20.4          697.9
----------------------------------------------------------------------------------
Long-term Debt-Net of Current Maturities &
   Debt Subject to Tender                      1,014.0           -        1,014.0

Deferred Income Taxes & Other Liabilities
   Deferred income taxes                         206.7         9.6          216.3
   Deferred credits & other liabilities          108.1         1.2          109.3
----------------------------------------------------------------------------------
       Total deferred credits & other
          liabilities                            314.8        10.8          325.6
----------------------------------------------------------------------------------
Minority Interest in Subsidiary                    1.4           -            1.4

Cumulative, Redeemable Preferred Stock
    of a Subsidiary                                0.5           -            0.5

Common Shareholders' Equity
   Common stock (no par value)                   346.1           -          346.1
   Retained earnings                             498.3        (9.2)         489.1
   Accumulated other comprehensive income          4.2        (0.1)           4.1
----------------------------------------------------------------------------------
       Total common shareholders' equity         848.6        (9.3)         839.3
----------------------------------------------------------------------------------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY      $2,856.8      $ 21.9      $ 2,878.7
==================================================================================

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

                                                                At December 31,
-------------------------------------------------------------------------------
 In millions                                               2002            2001
-------------------------------------------------------------------------------
   ProLiance Energy, LLC                                 $ 61.4          $ 25.6
   Haddington Energy Partnerships                          19.7            26.8
   Reliant Services, LLC                                   18.4            20.6
   Utilicom Networks, LLC & related entities               15.4            14.5
   Pace Carbon Synfuels, LP                                 6.8             7.2
   Other partnerships & corporations                       31.6            33.9
-------------------------------------------------------------------------------
     Total investments in unconsolidated affiliates     $ 153.3         $ 128.6
===============================================================================

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

5. Other Investments

Other investments consist of the following:

                                                             At December 31,
-----------------------------------------------------------------------------
 In millions                                            2002             2001
-----------------------------------------------------------------------------
Notes receivable:
  Utilicom Networks, LLC & related entities           $ 30.7           $ 24.8
  Other notes receivable                                41.8             31.3
-----------------------------------------------------------------------------
     Total notes receivable                             72.5             56.1
-----------------------------------------------------------------------------
Leveraged leases                                        30.5             29.7
Other investments                                       21.3             14.0
-----------------------------------------------------------------------------
   Total other investments                           $ 124.3           $ 99.8
=============================================================================

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

                                                              At December 31,
------------------------------------------------------------------------------
 In millions                                             2002             2001
------------------------------------------------------------------------------
Minimum lease payments receivable                      $ 48.6           $ 48.9
Estimated residual value                                 22.0             22.1
Less: Unearned income                                    40.1             41.3
------------------------------------------------------------------------------
Leveraged lease investments                              30.5             29.7
Less: Deferred taxes arising from leveraged leases       26.3             25.4
------------------------------------------------------------------------------
     Net investment in leveraged leases                $  4.2           $  4.3
==============================================================================

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

6. Income Taxes

The components of income tax expense and utilization of investment tax credits follow:

                                                      Year Ended December 31,
------------------------------------------------------------------------------
 In millions                                 2002           2001          2000
------------------------------------------------------------------------------
Current:
   Federal                                 $ 62.2         $ (2.2)       $ 37.1
   State                                      5.2            3.9           2.9
------------------------------------------------------------------------------
Total current taxes                          67.4            1.7          40.0
------------------------------------------------------------------------------
Deferred:
   Federal                                  (26.2)          14.9          (5.5)
   State                                        -           (0.2)          2.1
------------------------------------------------------------------------------
Total deferred taxes                        (26.2)          14.7          (3.4)
------------------------------------------------------------------------------
Amortization of investment tax credits       (2.3)          (2.3)         (2.4)
------------------------------------------------------------------------------
   Total income tax expense                $ 38.9         $ 14.1        $ 34.2
==============================================================================

A reconciliation of the federal statutory rate to the effective income tax rate follows:
                                                  Year Ended December 31,
--------------------------------------------------------------------------
                                          2002         2001         2000
--------------------------------------------------------------------------
Statutory rate                            35.0 %       35.0 %       35.0 %
State and local taxes-net of
   federal benefit                         1.3          3.0          3.1
Increase in state income tax rate          1.1            -            -
Nondeductible merger costs                   -            -          4.0
Section 29 tax credits                    (7.0)        (9.5)        (3.3)
Amortization of investment tax credit     (1.5)        (3.1)        (2.2)
Other tax credits                         (1.1)        (3.6)        (3.8)
All other-net                             (2.4)        (2.6)        (0.4)
--------------------------------------------------------------------------
       Effective tax rate                 25.4 %       19.2 %       32.4 %
==========================================================================

The liability method of accounting is used for income taxes under which deferred income taxes are recognized to reflect the tax effect of temporary differences between the book and tax bases of assets and liabilities at currently enacted income tax rates. Significant components of the net deferred tax liability follow:

                                                                         At December 31,
----------------------------------------------------------------------------------------
 In millions                                                            2002    2001
----------------------------------------------------------------------------------------
Noncurrent deferred tax liabilities (assets):
  Depreciation & cost recovery timing differences                     $ 197.9   $ 215.0
  Leveraged leases                                                       26.3      25.4
  Regulatory assets recoverable through future rates                     37.5      33.5
  Regulatory liabilities to be settled through future rates             (21.7)    (23.2)
  Employee benefit obligations                                          (45.9)    (31.3)
  Other - net                                                             1.4      (3.1)
----------------------------------------------------------------------------------------
      Net noncurrent deferred tax liability                             195.5     216.3
----------------------------------------------------------------------------------------
Current deferred tax liabilities (assets):
  Deferred fuel costs-net                                                 7.7      21.1
  LIFO inventory                                                            -      (2.0)
----------------------------------------------------------------------------------------
      Net current deferred tax liability                                  7.7      19.1
----------------------------------------------------------------------------------------
      Net deferred tax liability                                      $ 203.2   $ 235.4
========================================================================================

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

The detailed disclosures of benefit components that follow are based on an actuarial valuation using a measurement date as of September 30.

A summary of the components of net periodic benefit cost for the three years ended December 31, 2002 follows:

                                          Pension Benefits            Other Benefits
                                       -----------------------    ----------------------
 In millions                            2002     2001     2000     2002     2001    2000
------------------------------------   -----------------------    ----------------------
Service cost                           $ 5.9    $ 5.9    $ 4.3    $ 1.0    $ 1.0   $ 1.3
Interest cost                           13.9     13.6     11.7      6.0      5.8     5.9
Expected return on plan assets         (15.7)   (16.3)   (15.9)    (0.7)    (0.8)   (0.8)
Amortization of prior service cost       0.8      0.8      0.2        -        -       -
Amortization of transitional
     obligation (asset)                 (0.5)    (0.6)    (0.7)     2.9      3.0     3.7
Amortization of actuarial loss (gain)    0.1     (0.9)    (1.1)    (0.5)    (1.0)   (1.5)
Settlement, curtailment, & other
     charges (credits)                     -     (1.4)     2.7        -     (0.6)      -
----------------------------------------------------------------------------------------
      Net periodic benefit cost        $ 4.5    $ 1.1    $ 1.2    $ 8.7    $ 7.4   $ 8.6
========================================================================================

To calculate the expected return on plan assets, the Company uses an expected long-term rate of return and the plan assets' market-related value. The fair market value of the assets at the measurement date is adjusted to a market-related value by recognizing the change in fair value experienced in a given year ratably over a five year period.

A reconciliation of the plans' benefit obligations, fair value of plan assets, funded status, and amounts recognized in the Consolidated Balance Sheets at December 31, 2002 and 2001 follows:

                                                 Pension Benefits   Other Benefits
                                                 ----------------   ---------------
 In millions                                       2002     2001     2002     2001
----------------------------------------------    ---------------   ---------------
Benefit Obligation
Benefit obligation at beginning of year           $191.3   $167.0   $ 83.6   $ 77.4
Service cost - benefits earned during the year       5.9      5.9      1.0      1.0
Interest cost on projected benefit obligation       13.9     13.6      6.0      5.8
Plan amendments                                     (0.1)     9.5        -        -
Settlements & (curtailments)                           -     (1.5)       -     (0.6)
Benefits paid                                      (12.1)   (13.5)    (8.7)    (1.7)
Actuarial (gain) loss                                3.0     10.3     (0.4)     1.7
-----------------------------------------------------------------------------------
      Benefit obligation at end of year           $201.9   $191.3   $ 81.5   $ 83.6
===================================================================================
Fair Value of Plan Assets
Plan assets at fair value at beginning of year    $160.1   $193.8    $ 8.8   $ 11.2
Actual return on plan assets                       (10.1)   (20.9)    (0.5)    (1.6)
Employer contributions                               0.7      0.7      7.8      0.9
Benefits paid                                      (12.1)   (13.5)    (8.7)    (1.7)
-----------------------------------------------------------------------------------
      Fair value of plan assets at end of year    $138.6   $160.1    $ 7.4   $  8.8
===================================================================================
Funded status                                     $(63.3)  $(31.2)  $(74.1)  $(74.8)
Company contributions after measurement date         0.2        -      1.5        -
Unrecognized transitional obligation (asset)        (0.4)    (0.8)    32.0     34.9
Unrecognized service cost                           11.0     12.0        -        -
Unrecognized net (gain) loss and other              42.2     13.4    (11.6)   (13.0)
-----------------------------------------------------------------------------------
      Net amount recognized                       $(10.3)  $ (6.6)  $(52.2)  $(52.9)
===================================================================================
Net amount recognized included in:
      Deferred credits & other liabilities        $(15.2)  $(13.0)  $(52.2)  $(52.9)
      Other assets                                   4.9      6.4        -        -

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

Weighted-average assumptions used to develop annual costs and the benefit obligation for these plans are as follows:
                                               At  & Year Ended December 31,
------------------------------------------------------------------------------
                                     Pension Benefits        Other Benefits
                                     ----------------      -------------------
                                     2002       2001        2002         2001
--------------------------------     ----------------      -------------------
Discount rate                        6.75%      7.25%       6.75%        7.25%
Expected return on plan assets
   before expenses                   9.00%      9.00%       9.00%        9.00%
Rate of compensation increase        4.25%      4.75%       4.25%        4.75%
CPI rate                               N/A        N/A      10.00%       12.00%
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

A 1% change in the assumed health care cost trend rate for the postretirement health care plans would have the following effects as of and for the year ended December 31, 2002:

In millions                                       1% Increase       1% Decrease
-------------------------------------------------------------------------------
Effect on the aggregate of the service &
    interest cost components                         $ 0.5             $ (0.4)
Effect on the postretirement benefit
    obligation                                         5.6               (4.7)
-------------------------------------------------------------------------------

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

8. Borrowing Arrangements

Long-Term Debt
Senior unsecured obligations and first mortgage bonds outstanding and classified as long-term by subsidiary follow:

                                                               At December 31,
-------------------------------------------------------------------------------
 In millions                                                 2002         2001
-------------------------------------------------------------------------------
VUHI
  Fixed Rate Senior Unsecured Notes
      2011, 6.625%                                         $ 250.0      $ 250.0
      2031, 7.25%                                            100.0        100.0
-------------------------------------------------------------------------------
      Total VUHI                                             350.0        350.0
-------------------------------------------------------------------------------
SIGECO
  First Mortgage Bonds
      Fixed Rate:
      2003, Series B, 6.25%, tax exempt                        1.0          1.0
      2016, 1986 Series, 8.875%                               13.0         13.0
      2023, Series, 7.60%                                     45.0         45.0
      2023, Series B, 6.00%, tax exempt                       22.8         22.8
      2025, 1993 Series, 7.625%                               20.0         20.0
      2029, 1999 Senior Notes, 6.72%                          80.0         80.0
      Adjustable Rate:
      2015, Pollution Control Series A, presently 4.30%,
          tax exempt, next rate adjustment: 2004              10.0         10.0
      2025, Pollution Control Series A, presently 4.75%,
          tax exempt, next rate adjustment: 2006              31.5         31.5
      2024, Environmental Improvement Series A, tax
          exempt, adjusts every 35 days, weighted
            average for year: 1.80%                           22.5         22.5
-------------------------------------------------------------------------------
      Total First Mortgage Bonds                             245.8        245.8
-------------------------------------------------------------------------------
  Adjustable Rate Senior Unsecured Bonds
      2020, Pollution Control Series B, presently 4.40%,
        tax exempt, next rate adjustment: 2003                 4.6          4.6
      2030, Pollution Control Series B, presently 4.40%,
        tax exempt, next rate adjustment: 2003                22.0         22.0
      2030, Pollution Control Series C, presently 5.00%,
        tax exempt, next rate adjustment: 2006                22.2         22.2
-------------------------------------------------------------------------------
      Total Adjustable Rate Senior Unsecured Bonds            48.8         48.8
-------------------------------------------------------------------------------
      Total SIGECO                                           294.6        294.6
-------------------------------------------------------------------------------


                                                               At December 31,
-------------------------------------------------------------------------------
 In millions                                                 2002         2001
-------------------------------------------------------------------------------
Indiana Gas
  Fixed Rate Senior Unsecured Notes
      2003, Series F, 5.75%                                   15.0         15.0
      2004, Series F, 6.36%                                   15.0         15.0
      2007, Series E, 6.54%                                    6.5          6.5
      2013, Series E, 6.69%                                    5.0          5.0
      2015, Series E, 7.15%                                    5.0          5.0
      2015, Insured Quarterly, 7.15%                          20.0         20.0
      2015, Series E, 6.69%                                    5.0          5.0
      2015, Series E, 6.69%                                   10.0         10.0
      2021, Private Placement, 9.375%,
        $1.3 due annually in 2002                             23.8         25.0
      2025, Series E, 6.31%                                      -          5.0
      2025, Series E, 6.53%                                   10.0         10.0
      2027, Series E, 6.42%                                    5.0          5.0
      2027, Series E, 6.68%                                    3.5          3.5
      2027, Series F, 6.34%                                   20.0         20.0
      2028, Series F, 6.75%                                   13.6         13.8
      2028, Series F, 6.36%                                   10.0         10.0
      2028, Series F, 6.55%                                   20.0         20.0
      2029, Series G, 7.08%                                   30.0         30.0
      2030, Insured Quarterly, 7.45%                          49.9         50.0
-------------------------------------------------------------------------------
      Total Indiana Gas                                      267.3        273.8
-------------------------------------------------------------------------------
Vectren Capital Corp.
  Private Placement Fixed Rate Senior Unsecured Notes
      2005, 7.67%                                             38.0         38.0
      2007, 7.83%                                             17.5         17.5
      2010, 7.98%                                             22.5         22.5
      2012, 7.43%                                             35.0         35.0
-------------------------------------------------------------------------------
      Total Vectren Capital Corp.                            113.0        113.0
-------------------------------------------------------------------------------
Total long-term debt outstanding                           1,024.9      1,031.4
Less: Current maturities of long-term debt                    39.8          1.3
      Debt subject to tender                                  26.6         11.5
      Unamortized debt premium & discount - net                4.3          4.6
-------------------------------------------------------------------------------
      Total long-term debt-net                            $  954.2     $1,014.0
===============================================================================


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

Indiana Gas
In December 2000, $20.0 million of 15-Year Insured Quarterly (IQ) Notes at an interest rate of 7.15% and $50.0 million of 30-Year IQ Notes at an interest rate of 7.45% were issued. Indiana Gas may call the 15-Year IQ Notes, in whole or in part, from time to time on or after December 15, 2004 and has the option to redeem the 30-Year IQ Notes in whole or in part, from time to time on or after December 15, 2005. The IQ notes have no sinking fund requirements. The net proceeds totaled $67.9 million. Both the quarterly interest payments and the principal amount of the IQ Notes are insured by Ambac Assurance Corporation.

Long-Term Debt Put & Call Provisions
On January 15, 2003, the Company called the remaining $23.8 million of Indiana Gas' 9.375% private placement notes originally due in 2021. Since the proceeds to repay the notes were generated from short-term borrowings, these notes are classified in current maturities of long-term debt at December 31, 2002.

Certain long-term debt issues contain put and call provisions that can be exercised on various dates before maturity. Other than those described below related to ratings triggers, the put or call provisions are not triggered by specific events, but are based upon dates stated in the note agreements, such as when notes are re-marketed. Debt which may be put to the Company during the years following 2002 (in millions) is $26.6 in 2003, $13.5 in 2004, $10.0 in 2005, $53.7 in 2006, $20.0 in 2007, and $120.0 thereafter. Debt that may be put to the Company within one year is classified as debt subject to tender in current liabilities.

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

                                                       Year ended December 31,
-------------------------------------------------------------------------------
In millions                                           2002      2001      2000
-------------------------------------------------------------------------------
Weighted average commercial paper and bank loans
   outstanding during the year                      $ 288.8   $ 447.0   $ 316.7

Weighted average interest rates during the year
   Bank loans                                         2.52%     6.77%     6.98%
   Commercial paper                                   2.02%     4.39%     6.53%

                                                      At December 31,
---------------------------------------------------------------------
In millions                                           2002       2001
---------------------------------------------------------------------
Bank loans                                          $ 157.8   $ 107.2
Commercial paper                                      239.1     273.3
Other                                                   2.6       2.8
---------------------------------------------------------------------
   Total short-term borrowings                      $ 399.5   $ 383.3
=====================================================================

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

Debt Guarantees
Vectren Corporation guarantees Cap Corp's long-term and short-term debt, which totaled $113.0 million and $157.8 million, respectively, at December 31, 2002. VUHI's currently outstanding long-term and short-term debt is jointly and severally guaranteed by Indiana Gas, SIGECO, and VEDO. VUHI's long-term and short-term debt outstanding at December 31, 2002 totaled $350.0 million and $239.1 million, respectively.

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

                              2002                    2001                    2000
                      ----------------------  ----------------------  ----------------------
                                       Per                     Per                     Per
In millions, except                   Share                   Share                   Share
per share amounts     Income  Shares  Amount  Income  Shares  Amount  Income  Shares  Amount
-------------------   ------  ------  ------  ------  ------  ------  ------  ------  ------
Basic EPS             $114.0   67.6   $ 1.69  $52.7    66.7   $0.79    $72.0   61.3   $ 1.18
Effect of dilutive
  stock equivalents             0.3                     0.2                     0.1
--------------------------------------------------------------------------------------------
Diluted EPS           $114.0   67.9   $ 1.68  $52.7    66.9   $0.79    $72.0   61.4   $ 1.17
============================================================================================

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
                                                                Exercise
                                              Options             Price
-------------------------------------------------------------------------
Outstanding at January 1, 2000                931,004           $ 18.33
      Cancelled                               (30,955)            19.04
      Exercised                               (40,608)            15.92
--------------------------------------------------------------------------
Outstanding at December 31, 2000              859,441             18.41
      Granted                                 783,999             22.54
      Cancelled                               (92,953)            21.84
      Exercised                              (122,709)            16.05
-------------------------------------------------------------------------
Outstanding at December 31, 2001            1,427,778             20.67
      Granted                                  71,374             23.51
      Cancelled                                (3,000)            22.54
      Exercised                              (146,890)            14.51
--------------------------------------------------------------------------
Outstanding at December 31, 2002            1,349,262             21.48
==========================================================================

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

The following table summarizes information about stock options outstanding and exercisable at December 31, 2002:

                                  Outstanding                 Exercisable
                 ---------------------------------------- ---------------------
                                    Wtd. Avg.   Wtd. Avg.              Wtd. Avg.
Range of                            Remaining   Exercise               Exercise
Exercise Prices  # of Options   Contractual Life  Price   # of Options   Price
----------------------------------------------------- -------------------------
$13.82 - $17.44     109,934           2.5       $ 15.46     109,934    $ 15.46
$19.83 - $20.26     336,266           5.8         20.09     336,266      20.09
$22.54 - $25.59     903,062           8.2         22.73     246,088      22.94
-------------------------------------------------------------------------------
Total             1,349,262           7.1         21.48     692,288      20.37
==============================================================================-

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

Other Guarantees

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

Other Commodity-Related Operations
Other commodity contracts are generally settled by physical delivery or receipt and are within the normal operations of the Company. Contracts entered into that are probable of physical delivery or receipt receive accounting recognition upon settlement. Firm wholesale electric contracts are recorded in electric utility revenues. Contracts recorded by nonregulated operations related to the delivery or receipt of natural gas or coal are included in energy services and other revenues or cost of energy services and other revenues, as appropriate. Certain contracts that purchase commodities for operational needs are recorded when settled in other operating expenses.

The Company enters into other derivative contracts to hedge certain physical natural gas positions used in nonregulated operations that are not probable of physical delivery or receipt. Prior to the adoption of SFAS 133, instruments hedging commodity price risk were accounted for upon settlement in cost of energy services and other. After adoption of SFAS 133, hedging instruments are carried at market value, and changes in market value are recorded in accumulated other comprehensive income, when effective, and recorded to cost of energy services and other when the underlying transaction occurs. Occasionally, contracts required to be recorded at market value do not qualify for hedge accounting and are required to be marked to market directly to cost of energy services and other. For the years ended December 31, 2002 and 2001, derivative instruments involving the purchase and sale of other commodities that were not subject to the "normal" exception as described in SFAS 133 had no significant impact on the Company's results or financial condition.

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

Fair Value of Other Financial Instruments
The carrying values and estimated fair values of the Company's other financial instruments follow:

                                                                    At December 31,
------------------------------------------------------------------------------------
                                                   2002                 2001
                                           -------------------   -------------------
                                           Carrying  Est. Fair   Carrying  Est. Fair
 In millions                                Amount     Value      Amount     Value
----------------------------------------   -------------------   -------------------
   Long-term debt                          $1,024.9  $1,095.3    $ 1,031.4 $ 1,022.4
   Short-term borrowings & notes payable      399.5     399.5        383.3     383.3

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

17. Additional Operational & Balance Sheet Information

Other - net in the Consolidated Statements of Income consists of the following:

                                                   Year ended December 31,
--------------------------------------------------------------------------
 In millions                            2002            2001         2000
--------------------------------------------------------------------------
AFUDC & capitalized interest           $ 5.7           $ 6.3        $ 6.5
Interest income                          4.7             5.7          8.6
Leveraged lease investment income        1.1             4.6          7.7
Other income                             4.5             8.9          5.9
Other expense                           (4.5)           (8.8)        (5.6)
--------------------------------------------------------------------------
       Total other - net               $11.5           $16.7        $23.1
==========================================================================

Other current assets in the Consolidated Balance Sheets consists of the following:

                                                          At December 31,
-------------------------------------------------------------------------
 In millions                                         2002            2001
-------------------------------------------------------------------------
Prepaid gas delivery service                       $ 70.3          $ 67.7
Prepaid taxes                                         4.8            46.4
Other prepayments & current assets                   17.9            16.9
-------------------------------------------------------------------------
    Total prepayments & other current assets       $ 93.0         $ 131.0
=========================================================================


Accrued liabilities in the Consolidated Balance Sheets consists of the following:

                                                           At December 31,
--------------------------------------------------------------------------
 In millions                                          2002            2001
--------------------------------------------------------------------------
Accrued taxes                                       $ 47.2          $ 34.0
Refunds to customers & customer deposits              21.0            18.7
Accrued interest                                      14.0            13.2
Deferred income taxes                                  7.7            19.1
Accrued salaries & other                              30.0            33.5
--------------------------------------------------------------------------
       Total accrued liabilities                    $119.9         $ 118.5
==========================================================================

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

                                                      Year ended December 31,
------------------------------------------------------------------------------
 In millions                          2002            2001              2000
------------------------------------------------------------------------------
Operating Revenues
  Gas Utility Services             $  909.0       $ 1,019.6          $  820.4
  Electric Utility Services           608.1           381.2             334.4
------------------------------------------------------------------------------
     Total Regulated                1,517.1         1,400.8           1,154.8
------------------------------------------------------------------------------
  Nonregulated Operations             352.3           741.8             503.8
  Corporate & Other                    23.3            29.7              33.6
  Intersegment Eliminations           (88.4)          (90.5)            (59.4)
-------------------------------------------------------------------------------
     Total operating revenues      $1,804.3       $ 2,081.8          $1,632.8
==============================================================================

Interest Expense
  Gas Utility Services               $ 45.6          $ 51.6            $ 28.0
  Electric Utility Services            20.5            18.5              18.1
------------------------------------------------------------------------------
     Total Regulated                   66.1            70.1              46.1
------------------------------------------------------------------------------
  Nonregulated Operations               9.1            12.5               9.6
  Corporate & Other                     3.5             1.5               1.3
  Intersegment Eliminations            (0.2)           (0.9)             (0.6)
------------------------------------------------------------------------------
     Total interest expense          $ 78.5          $ 83.2            $ 56.4
==============================================================================

Income Taxes
  Gas Utility Services               $ 18.0          $ (2.0)           $ 11.5
  Electric Utility Services            26.6            20.4              23.5
------------------------------------------------------------------------------
     Total Regulated                   44.6            18.4              35.0
------------------------------------------------------------------------------
  Nonregulated Operations              (6.9)           (4.7)              0.6
  Corporate & Other                     1.2             0.4              (1.4)
------------------------------------------------------------------------------
     Total income taxes              $ 38.9          $ 14.1            $ 34.2
==============================================================================

Equity in Earnings of
  Unconsolidated Affiliates
  Gas Utility Services                $ 0.1           $ 0.7             $   -
  Electric Utility Services            (1.9)           (1.2)                -
------------------------------------------------------------------------------
     Total Regulated                   (1.8)           (0.5)                -
------------------------------------------------------------------------------
  Nonregulated Operations              10.9            13.9               9.8
------------------------------------------------------------------------------
     Total equity in earnings of
       unconsolidated affiliates      $ 9.1          $ 13.4             $ 9.8
==============================================================================

Net Income
  Gas Utility Services              $  39.0          $ (2.6)           $ 15.7
  Electric Utility Services            54.6            42.7              36.8
------------------------------------------------------------------------------
     Total Regulated                   93.6            40.1              52.5
------------------------------------------------------------------------------
  Nonregulated Operations              19.0            12.1              21.8
  Corporate & Other                     1.4             0.5              (2.3)
------------------------------------------------------------------------------
     Net income                     $ 114.0          $ 52.7            $ 72.0
==============================================================================


                                                     Year ended December 31,
------------------------------------------------------------------------------
 In millions                          2002            2001              2000
------------------------------------------------------------------------------
Depreciation & Amortization
  Gas Utility Services              $  56.8         $  58.5           $  43.8
  Electric Utility Services            40.0            38.7              38.6
------------------------------------------------------------------------------
     Total Regulated                   96.8            97.2              82.4
------------------------------------------------------------------------------
  Nonregulated Operations               8.6             5.9               1.1
  Corporate & Other                    14.2            21.0              22.2
------------------------------------------------------------------------------
     Total depreciation &
        amortization                $ 119.6         $ 124.1           $ 105.7
==============================================================================

Capital Expenditures
  Gas Utility Services              $  63.0         $  77.8           $  73.1
  Electric Utility Services            88.9            69.8              37.6
------------------------------------------------------------------------------
     Total Regulated                  151.9           147.6             110.7
------------------------------------------------------------------------------
  Nonregulated Operations              28.0            35.0              27.3
  Corporate & Other                    38.8            57.1              26.3
------------------------------------------------------------------------------
     Total capital expenditures     $ 218.7         $ 239.7           $ 164.3
==============================================================================



                                            At December 31,
------------------------------------------------------------
 In millions                          2002            2001
------------------------------------------------------------
Identifiable Assets
  Gas Utility Services             $1,570.1       $ 1,582.5
  Electric Utility Services           869.2           818.4
------------------------------------------------------------
     Total Regulated                2,439.3         2,400.9
------------------------------------------------------------
  Nonregulated Operations             419.6           466.5
  Corporate & Other                   393.3           331.9
  Intersegment Eliminations          (325.7)         (320.6)
------------------------------------------------------------
     Total identifiable assets     $2,926.5       $ 2,878.7
============================================================


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

Summarized quarterly financial data for 2002 follows:


In millions, except
per share amounts               Q1 (5)           Q2 (5) (7)               Q3             Q4
-----------------------   ------------------  ------------------  ------------------  --------
                             As        As        As        As        As        As        As
                          Reported  Restated  Reported  Restated  Reported  Restated  Reported
  2002 Operating data     --------  --------  --------  --------  --------  --------  --------
Operating revenues         $ 635.2   $ 630.4   $ 386.9   $ 380.1   $ 304.5   $ 304.3   $ 489.5
Operating income              84.2      82.9      23.6      25.6      32.5      31.5      71.3
Net income                    45.6      45.6      14.3      12.5      14.0      13.5      42.4
Earnings per share:
  Basic                       0.68      0.68      0.21      0.18      0.21      0.20      0.63
  Diluted                     0.67      0.67      0.21      0.18      0.21      0.20      0.62


Summarized quarterly financial data for 2001 follows:


In millions, except
per share amounts               Q1 (1) (5)        Q2 (2) (3) (5)          Q3 (5)            Q4 (5) (6)
-------------------------   ------------------  ------------------  ------------------  ------------------
                               As        As        As        As        As        As        As        As
                            Reported  Restated  Reported  Restated  Reported  Restated  Reported  Restated
2001 Operating Data (4)     --------  --------  --------  --------  --------  --------  --------  --------
Operating revenues           $ 883.9   $ 878.0   $ 433.1   $ 416.1   $ 356.7   $ 336.9   $ 496.3   $ 450.8
Operating income (loss)         73.5      78.2      (3.8)     (4.5)     17.4      16.8      52.5      37.4
Income (loss) before
   extraordinary loss &
   cumulative effect of
   change in accounting
   principle                    40.5      43.8     (10.0)    (10.6)      4.5       3.8      32.4      22.3
Earnings (loss) per share
   before extraordinary
   loss & cumulative
   effect of change in
   accounting principle:
      Basic                     0.62      0.66     (0.15)    (0.15)     0.07      0.06      0.48      0.33
      Diluted                   0.61      0.66     (0.15)    (0.15)     0.07      0.06      0.48      0.33
Net income (loss)               44.4      44.9     (17.7)    (18.3)      4.5       3.8      32.4      22.3
Earnings (loss) per share
   Basic                        0.68      0.68     (0.26)    (0.27)     0.07      0.06      0.48      0.33
   Diluted                      0.67      0.68     (0.26)    (0.27)     0.07      0.06      0.48      0.33


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

Niel C. Ellerbrook, age 54, has been a director of Indiana Energy or the Company since 1991. Mr. Ellerbrook is Chairman of the Board and Chief Executive Officer of the Company, having served in that capacity since March 2000. Mr. Ellerbrook served as President and Chief Executive Officer of Indiana Energy from June 1999 to March 2000. Mr. Ellerbrook served as President and Chief Operating Officer of Indiana Energy from October 1997 to March 2000. From January through October 1997, Mr. Ellerbrook served as Executive Vice President, Treasurer, and Chief Financial Officer of Indiana Energy; and from 1986 to January 1997 as Vice President, Treasurer, and Chief Financial Officer of Indiana Energy. Mr. Ellerbrook is a director of Vectren Utility Holdings, Inc., Indiana Gas Company, Inc., and Southern Indiana Gas and Electric Co. He is also a director of Old National Bancorp and Deaconess Hospital of Evansville, Indiana.

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

----------------------------------------------------------------------------------------
                             (a)                 (b)                    ( c)
----------------------------------------------------------------------------------------
                         'Number of           Weighted-
                        securities to be  average exercise      Number of securities
                         issued upon          price of           remaining available
                         exercise of         outstanding       for future issuance under
                         outstanding          options,         equity compensation plans
                       options, warrants      warrants          (excluding securities
Plan category             and rights         and rights        reflected in column (a)
----------------------------------------------------------------------------------------
Equity compensation      1,733,762 (2)        $ 21.86               2,909,316 (3)
plans approved by
security holders (1)
----------------------------------------------------------------------------------------
Equity compensation              0                  0                       0
plans not approved by
security holders
----------------------------------------------------------------------------------------
Total                    1,733,762            $ 21.86               2,909,316
========================================================================================

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

Supplemental Schedules

For the years ended December 31, 2002, 2001, and 2000, the Company's Schedule II -- Valuation and Qualifying Accounts Consolidated Financial Statement Schedules is presented on page 93. The report of Deloitte & Touche LLP on the schedule may be found in Item 8.

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


                                   SCHEDULE II

                      Vectren Corporation and Subsidiaries

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                   Column A                Column B         Column C        Column D      Column E
----------------------------------------------------------------------------------------------------
                                                           Additions
                                                       ------------------
                                          Balance at   Charged   Charged   Deductions     Balance at
                                          Beginning       to     to Other     from          End of
Description                                Of Year     Expenses  Accounts  Reserves, Net     Year
----------------------------------------------------------------------------------------------------
(In millions)
VALUATION AND QUALIFYING ACCOUNTS: AS RESTATED

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


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  VECTREN CORPORATION


Dated June 17, 2003
                                  /S/ Niel C. Ellerbrook
                                  -------------------------------------
                                  Niel C. Ellerbrook,
                                  Chairman and Chief Executive Officer, Director

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

3.2 Amended and Restated Code of By-Laws of Vectren Corporation as of February 26, 2003. (Filed and designated in Annual Report on Form 10-K filed March 18, 2003, File No. 1-15467, as Exhibit 3.2.)

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

21. Subsidiaries Of The Company

The list of the Company's significant subsidiaries was (Filed and designated in Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-15467, as Exhibit 21.1.)

23. Consents Of Experts And Counsel

The consent of Deloitte & Touche LLP is attached hereto as Exhibit 23.1.

99. Additional Exhibits

99.1 Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed Herewith.)

99.2 Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed Herewith.)

99.3 Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed Herewith.)

                               Vectren Corporation
                                2002 Form 10-K/A
                                Attached Exhibits

The following Exhibits were filed electronically with the SEC with this filing. See Page 95 of this Amendment to the Annual Report on Form 10-K/A for a complete list of exhibits.

Exhibit
Number         Document

23.1           Consent of Independent Public Accountants

99.1 Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

99.3 Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.