Form 10-Q
period 2003-09-30
VECTREN CORP
filed 2003-11-13
CIK 1096385

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number:   1-15467

                               VECTREN CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            INDIANA                             35-2086905
---------------------------------           -------------------
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common Stock- Without Par Value        75,617,313         October 31, 2003
   -------------------------------     ----------------      ----------------
                Class                  Number of Shares            Date

                                Table of Contents

Item                                                                   Page
Number                                                                 Number
                          PART I. FINANCIAL INFORMATION
  1        Financial Statements (Unaudited)
           Vectren Corporation and Subsidiary Companies
              Consolidated Condensed Balance Sheets                     1-2
              Consolidated Condensed Statements of Income                3
              Consolidated Condensed Statements of Cash Flows            4
           Notes to Unaudited Consolidated Condensed Financial
                    Statements                                          5-19
  2        Management's Discussion and Analysis of Results of
                    Operations  and Financial Condition                20-42
  3        Quantitative and Qualitative Disclosures About
                    Market Risk                                          42
  4        Controls and Procedures                                       43

                           PART II. OTHER INFORMATION
  1        Legal Proceedings                                             43
  6        Exhibits and Reports on Form 8-K                            44-45
           Signatures                                                    46


                                   Definitions

AFUDC: allowance for funds used            MMBTU: millions of British thermal
  during construction                        units
APB: Accounting Principles Board           MW: megawatts

EITF: Emerging Issues Task Force           MWh / GWh: megawatt hours/millions
                                             of megawatt hours (gigawatt hours)
FASB: Financial Accounting Standards       NOx: nitrogen oxide
  Board
FERC: Federal Energy Regulatory            OUCC: Indiana Office of the Utility
  Commission                                 Consumer Counselor
IDEM: Indiana Department of                PUCO: Public Utilities Commission
  Environmental Management                   of Ohio
IURC: Indiana Utility Regulatory           SFAS: Statement of Financial
  Commission                                 Accounting Standards
MCF / BCF: millions / billions of cubic    USEPA: United States Environmental
  feet                                       Protection Agency
MDth / MMDth: thousands / millions of      Throughput: combined gas sales and
   dekatherms                                gas transportation volumes

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  VECTREN CORPORATION AND SUBSIDIARY COMPANIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Unaudited - In millions)


-------------------------------------------------------------------------------
                                                  September 30,    December 31,
                                                      2003            2002
-----------------------------------------------   -------------    ------------
                    ASSETS
                    ------
Current Assets
  Cash & cash equivalents                           $    11.7       $    25.1
  Accounts receivable-less reserves of $5.0 &
      $5.5, respectively                                 88.3           154.4
  Accrued unbilled revenues                              42.3           116.1
  Inventories                                            61.6            62.8
  Recoverable fuel & natural gas costs                   31.5            22.1
  Prepayments & other current assets                    166.5            93.0
-------------------------------------------------------------------------------
      Total current assets                              401.9           473.5
-------------------------------------------------------------------------------

Utility Plant
  Original cost                                       3,178.5         3,037.1
  Less: accumulated depreciation & amortization       1,456.8         1,389.0
-------------------------------------------------------------------------------
       Net utility plant                              1,721.7         1,648.1
-------------------------------------------------------------------------------

Investments in Unconsolidated Affiliates                166.3           153.3
Other Investments                                       117.9           124.3
Non-utility Property-Net                                215.2           228.0
Goodwill-Net                                            202.2           202.2
Regulatory Assets                                        84.7            75.2
Other Assets                                             22.1            21.9
-------------------------------------------------------------------------------
TOTAL ASSETS                                        $ 2,932.0       $ 2,926.5
===============================================================================

The accompanying notes are an integral part of these consolidated condensed financial statements.

                  VECTREN CORPORATION AND SUBSIDIARY COMPANIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Unaudited - In millions)

-------------------------------------------------------------------------------
                                                   September 30,   December 31,
                                                       2003            2002
--------------------------------------------       -------------   ------------

        LIABILITIES & SHAREHOLDERS' EQUITY
        ---------------------------------
Current Liabilities
   Accounts payable                                 $    61.9       $   101.7
   Accounts payable to affiliated companies              49.6            86.4
   Accrued liabilities                                  108.5           119.9
   Short-term borrowings                                200.8           399.5
   Current maturities of long-term debt                     -            39.8
   Long-term debt subject to tender                      10.0            26.6
-------------------------------------------------------------------------------
       Total current liabilities                        430.8           773.9
-------------------------------------------------------------------------------

Long-term Debt-Net of Current Maturities &
   Debt Subject to Tender                             1,091.5           954.2

Deferred Income Taxes & Other Liabilities
   Deferred income taxes                                215.1           195.5
   Deferred credits & other liabilities                 140.0           130.8
-------------------------------------------------------------------------------
       Total deferred credits & other liabilities       355.1           326.3
-------------------------------------------------------------------------------
Minority Interest in Subsidiary                           0.3             1.9

Commitments & Contingencies (Notes 9, 10 & 11)

Cumulative, Redeemable Preferred Stock of
       a Subsidiary                                       0.2             0.3

Common Shareholders' Equity
   Common stock (no par value) - issued &
        outstanding 75.6 and 67.9, respectively         519.6           350.0
   Retained earnings                                    539.8           530.4
   Accumulated other comprehensive income                (5.3)          (10.5)
-------------------------------------------------------------------------------
       Total common shareholders' equity              1,054.1           869.9
-------------------------------------------------------------------------------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY            $ 2,932.0       $ 2,926.5
===============================================================================


The accompanying notes are an integral part of these consolidated condensed financial statements.

                  VECTREN CORPORATION AND SUBSIDIARY COMPANIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                (Unaudited - In millions, except per share data)

--------------------------------------------------------------------------------------
                                               Three Months          Nine Months
                                            Ended September 30,   Ended September 30,
                                           ---------------------  --------------------
                                             2003       2002      2003      2002
----------------------------------------   ---------------------  --------------------
                                                     As Restated,          As Restated,
                                                     See Note 3            See Note 3
                                                     ----------            -----------
OPERATING REVENUES
    Gas utility                            $ 115.7      $ 88.5    $  790.3   $  586.7
    Electric utility                         134.0       189.6       343.6      475.3
    Energy services & other                   29.1        26.2        90.8      252.8
-------------------------------------------------------------------------------------
        Total operating revenues             278.8       304.3     1,224.7    1,314.8
-------------------------------------------------------------------------------------
OPERATING EXPENSES
    Cost of gas sold                          72.0        45.7       541.4      357.7
    Fuel for electric generation              24.9        22.8        66.3       59.7
    Purchased electric energy                 42.6        93.0       101.8      239.5
    Cost of energy services & other           22.0        16.3        66.6      223.1
    Other operating                           57.2        54.8       179.4      168.4
    Depreciation & amortization               32.9        30.4        96.7       88.1
    Taxes other than income taxes              9.0         9.8        42.1       38.3
-------------------------------------------------------------------------------------
        Total operating expenses             260.6       272.8     1,094.3    1,174.8
-------------------------------------------------------------------------------------
OPERATING INCOME                              18.2        31.5       130.4      140.0
OTHER INCOME (EXPENSE)
    Equity in earnings (losses) of
       unconsolidated affiliates              (2.3)        1.7         6.4        8.5
    Other - net                                8.4         3.7         6.2        9.0
-------------------------------------------------------------------------------------
        Total other income (expense)           6.1         5.4        12.6       17.5
-------------------------------------------------------------------------------------
Interest expense                              19.6        19.5        56.7       58.8
-------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES              4.7        17.4        86.3       98.7
-------------------------------------------------------------------------------------
Income taxes                                  (2.6)        3.6        19.2       27.0
Minority interest in & preferred dividend
     requirements of subsidiaries                -         0.3           -        0.1
-------------------------------------------------------------------------------------
NET INCOME                                 $   7.3      $ 13.5    $   67.1   $   71.6
=====================================================================================
COMMON SHARES OUTSTANDING:
    BASIC                                     71.6        67.6        69.0       67.6
    DILUTED                                   71.9        67.8        69.3       67.8

EARNINGS PER SHARE OF COMMON STOCK:
    BASIC                                  $  0.10      $ 0.20    $   0.97   $   1.06
    DILUTED                                   0.10        0.20        0.97       1.06

DIVIDENDS DECLARED PER SHARE
    OF COMMON STOCK                        $  0.28      $ 0.27    $   0.83   $   0.80


The accompanying notes are an integral part of these consolidated condensed financial statements.

                  VECTREN CORPORATION AND SUBSIDIARY COMPANIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (Unaudited - In millions)



----------------------------------------------------------------------------------
                                                               Nine Months Ended
                                                                 September 30,
                                                             ---------------------
                                                               2003         2002
---------------------------------------------------------    ---------------------
                                                                       As Restated,
                                                                        See Note 3
                                                                       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                $  67.1      $  71.6
   Adjustments to reconcile net income to cash
          from operating activities:
      Depreciation & amortization                               96.7         88.1
      Deferred income taxes & investment tax credits            18.1          3.8
      Equity in earnings of unconsolidated affiliates           (6.4)        (8.5)
      Net unrealized (gain) loss on derivative instruments      (0.4)         3.1
      Pension and postretirement expense                        10.5          9.9
      Other non-cash charges- net                                6.5          5.6
      Changes in working capital accounts:
          Accounts receivable & accrued unbilled revenue       129.8         94.4
          Inventories                                            1.2          3.3
          Recoverable fuel & natural gas costs                  (9.4)        29.5
          Prepayments & other current assets                   (77.7)       (11.3)
          Accounts payable, including to affiliated
               companies                                       (76.6)       (15.3)
          Accrued liabilities                                  (18.8)        (0.1)
      Changes in other noncurrent assets                        (2.2)        (2.2)
      Changes in other noncurrent liabilities                   (2.4)        (8.8)
----------------------------------------------------------------------------------
          Net cash flows from operating activities             136.0        263.1
----------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from:
      Long-term debt issuance - net of issue
            costs & hedging proceeds                           202.9            -
      Common stock issuance- net of issue costs                163.2            -
      Stock option exercises & other stock plans                 5.2          1.1
   Requirements for:
      Retirement of long-term debt, including
            premiums paid                                     (121.9)        (6.3)
      Dividends on common stock                                (57.7)       (53.7)
      Redemption of preferred stock of subsidiary               (0.1)        (0.2)
      Other financing activities                                (1.7)           -
   Net change in short-term borrowings                        (198.7)       (63.7)
----------------------------------------------------------------------------------
          Net cash flows from financing activities              (8.8)      (122.8)
----------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from:
      Notes receivable & other collections                      15.3          3.9
      Unconsolidated affiliate distributions                    13.5          5.3
   Requirements for:
      Capital expenditures, excluding AFUDC-equity            (150.7)      (150.2)
      Unconsolidated affiliate investments                     (12.3)        (7.5)
      Notes receivable & other investments                      (6.4)        (0.4)
----------------------------------------------------------------------------------
          Net cash flows from investing activities           (140.6)       (148.9)
----------------------------------------------------------------------------------
Net decrease in cash & cash equivalents                       (13.4)         (8.6)
Cash & cash equivalents at beginning of period                 25.1          25.0
----------------------------------------------------------------------------------
Cash & cash equivalents at end of period                     $ 11.7        $ 16.4
==================================================================================

The accompanying notes are an integral part of these consolidated condensed financial statements.

                  VECTREN CORPORATION AND SUBSIDIARY COMPANIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   Organization and Nature of Operations

Vectren Corporation (the Company or Vectren), an Indiana corporation, is an energy and applied technology holding company headquartered in Evansville, Indiana. The Company was organized on June 10, 1999, solely for the purpose of effecting the merger of Indiana Energy, Inc. (Indiana Energy) and SIGCORP, Inc. (SIGCORP). On March 31, 2000, the merger of Indiana Energy with SIGCORP and into Vectren was consummated with a tax-free exchange of shares and has been accounted for as a pooling-of-interests in accordance with APB Opinion No. 16 "Business Combinations" (APB 16).

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

3.   Restatement of Previously Reported Information

Subsequent to the issuance of the Company's 2002 quarterly financial statements, the Company's management determined that previously issued financial statements should be restated. The restatement had the effect of decreasing net income for the three months ended September 30, 2002, by $0.5 million after tax, or $0.01 on a basic earnings per share basis, and for the nine months ended September 30, 2002 by $2.3 million after tax, or $0.03 on a basic earnings per share basis.

In the second quarter of 2002, the Company recorded $5.2 million ($3.2 million after tax) of carrying costs for demand side management (DSM) programs pursuant to existing IURC orders and based on an improved regulatory environment. Subsequently, management determined that the accrual of such carrying costs was more appropriate in periods prior to 2000 when DSM program expenditures were made. Therefore, such carrying costs originally reflected in 2002 quarterly results were reversed and reflected in common shareholders' equity as of January 1, 2000. The Company also identified other adjustments for various reconciliation errors and other errors related primarily to the recording of estimates. These adjustments were not significant, either individually or in the aggregate, and decreased previously reported pre-tax and after tax earnings for the three months ended September 30, 2002, by approximately $0.8 million and $0.5 million, respectively, and increased previously reported pre-tax and after tax earnings for the nine months ended September 30, 2002, by approximately $1.8 million and $0.9 million (including a $0.2 million tax adjustment), respectively.

In addition, the Company reduced previously reported Energy services and other revenues and Cost of energy services and other by $12.9 million for the nine months ended September 30, 2002, reflecting the adoption of EITF Issue No. 99-19 "Reporting Revenue Gross as a Principal versus Net as an Agent."

Following is a summary of the effects of the restatement on previously reported results of operations for the three months ended September 30, 2002.


In millions
------------------------------------------------------------------------------------
OPERATING REVENUES                           As reported   Adjustments   As Restated
                                             -----------   -----------   -----------
   Gas utility                                  $ 88.1        $  0.4        $ 88.5
   Electric utility                              190.0          (0.4)        189.6
   Energy services & other                        26.4          (0.2)         26.2
------------------------------------------------------------------------------------
         Total operating revenues                304.5          (0.2)        304.3
------------------------------------------------------------------------------------
OPERATING EXPENSES
   Cost of gas sold                               45.7             -          45.7
   Fuel for electric generation                   22.9          (0.1)         22.8
   Purchased electric energy                      92.5           0.5          93.0
   Cost of energy services & other                16.4          (0.1)         16.3
   Other operating                                54.3           0.5          54.8
   Depreciation & amortization                    30.4             -          30.4
   Taxes other than income taxes                   9.8             -           9.8
------------------------------------------------------------------------------------
         Total operating expenses                272.0           0.8         272.8
------------------------------------------------------------------------------------
OPERATING INCOME                                  32.5          (1.0)         31.5
OTHER INCOME
   Equity in earnings of unconsolidated
       affiliates                                  1.7             -           1.7
   Other - net                                     3.5           0.2           3.7
------------------------------------------------------------------------------------
         Total other income                        5.2           0.2           5.4
------------------------------------------------------------------------------------
Interest expense                                  19.5             -          19.5
------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                        18.2          (0.8)         17.4
------------------------------------------------------------------------------------
Income taxes                                       3.9          (0.3)          3.6
Minority interest in and preferred dividends
   requirement of subsidiaries                     0.3             -           0.3
------------------------------------------------------------------------------------
NET INCOME                                      $ 14.0        $ (0.5)         13.5
====================================================================================

Following is a summary of the effects of the restatement on previously reported results of operations for the nine months ended September 30, 2002.

----------------------------------------------------------------------------------
In millions
----------------------------------------------------------------------------------
OPERATING REVENUES                          As reported   Adjustments  As Restated
                                            -----------   -----------  -----------
   Gas utility                                $  585.0       $  1.7      $  586.7
   Electric utility                              475.7         (0.4)        475.3
   Energy services & other                       265.9        (13.1)        252.8
----------------------------------------------------------------------------------
         Total operating revenues              1,326.6        (11.8)      1,314.8
----------------------------------------------------------------------------------
OPERATING EXPENSES
   Cost of gas sold                              357.6          0.1         357.7
   Fuel for electric generation                   59.7            -          59.7
   Purchased electric energy                     239.3          0.2         239.5
   Cost of energy services & other               234.9        (11.8)        223.1
   Other operating                               168.3          0.1         168.4
   Depreciation & amortization                    88.2         (0.1)         88.1
   Taxes other than income taxes                  38.3            -          38.3
----------------------------------------------------------------------------------
         Total operating expenses              1,186.3        (11.5)      1,174.8
----------------------------------------------------------------------------------
OPERATING INCOME                                 140.3         (0.3)        140.0
OTHER INCOME
   Equity in earnings of unconsolidated
      affiliates                                   7.8          0.7           8.5
   Other - net                                    12.6         (3.6)          9.0
----------------------------------------------------------------------------------
         Total other income                       20.4         (2.9)         17.5
----------------------------------------------------------------------------------
Interest expense                                  58.6          0.2          58.8
----------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                       102.1         (3.4)         98.7
----------------------------------------------------------------------------------
Income taxes                                      28.1         (1.1)         27.0
Minority interest in and preferred
   dividends requirement of subsidiaries           0.1            -           0.1
----------------------------------------------------------------------------------
NET INCOME                                    $   73.9       $ (2.3)     $   71.6
==================================================================================


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

Compensation expense recognized in the consolidated financial statements associated with these restricted stock and phantom stock plans for the three months ended September 30, 2003 and 2002, was $1.5 million ($0.9 million after tax) and income of $0.1 million ($0.1 million after tax), respectively, and for the nine months ended September 30, 2003 and 2002, was $2.9 million ($1.7 million after tax) and $1.8 million ($1.1 million after tax), respectively. The amount of expense is consistent with the amount of expense that would have been recognized if the Company used the fair value based method described in SFAS No. 123 "Accounting for Stock Based Compensation" (SFAS 123), as amended, to value these awards.

Pro forma Information
Following is the effect on net income and earnings per share as if the fair value based method described in SFAS 123 had been applied to the Company's stock-based compensation plans:


--------------------------------------------------------------------------------------
                                                Three Months          Nine Months
                                             Ended September 30,   Ended September 30,
                                             -------------------   -------------------
 In millions, except per share amounts          2003     2002        2003        2002
-------------------------------------------  -------------------   -------------------
Net Income:
  As reported                                  $ 7.3    $ 13.5      $ 67.1     $ 71.6
  Add:    Stock-based employee compensation
          included in reported net income-
          net of tax                             0.9      (0.1)        1.7        1.1
  Deduct: Total stock-based employee
          compensation expense determined
          under fair value based method
          for all awards- net of tax             1.2       0.2         2.7        1.7
--------------------------------------------------------------------------------------
  Pro forma                                    $ 7.0    $ 13.2      $ 66.1     $ 71.0
======================================================================================
Basic Earnings Per Share:
          As reported                         $ 0.10    $ 0.20      $ 0.97     $ 1.06
          Pro forma                             0.10      0.20        0.96       1.05
Diluted Earnings Per Share:
          As reported                         $ 0.10    $ 0.20      $ 0.97     $ 1.06
          Pro forma                             0.10      0.20        0.96       1.05


5.   Comprehensive Income

Comprehensive income consists of the following:

                                    Three Months           Nine Months
                                 Ended September 30,    Ended September 30,
                                 -------------------    -------------------
In millions                       2003      2002          2003      2002
-------------------------------  -------------------    -------------------
Net income                       $  7.3    $ 13.5        $ 67.1    $ 71.6
   Other comprehensive income
    (loss) of unconsolidated
    affiliates- net of tax          3.5      (5.0)          5.7      (5.2)
   Minimum pension liability
    & other - net of tax           (0.5)     (0.1)         (0.1)     (0.1)
---------------------------------------------------------------------------
Total comprehensive income       $ 10.3    $  8.4        $ 72.7    $ 66.3
===========================================================================

Other comprehensive income arising from unconsolidated affiliates is the Company's portion of ProLiance Energy, LLC's and Reliant Services, LLC's accumulated comprehensive income related to the use of cash flow hedges, including commodity contracts and interest rate swaps, and the Company's portion of Haddington Energy Partners, LP's accumulated comprehensive income related to unrealized gains and losses on "available for sale securities."

At December 31, 2002, the Company incurred additional minimum pension liabilities totaling $30.0 million which is included in deferred credits and other liabilities. This liability is offset by intangible assets totaling $10.5 million, which is included in other noncurrent assets, and accumulated other comprehensive income totaling $19.5 million ($11.6 million after tax). Subsequent to September 30, 2003, the Company's actuary has calculated preliminary estimates of the Company's minimum pension liability adjustment expected at December 31, 2003. Based on this calculation, the Company expects an increase in its minimum pension liability of $9.7 million and corresponding reduction in equity of $5.8 million after tax.

6.   Earnings Per Share

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share assumes the conversion of stock options into common shares and the lifting of restrictions on issued restricted shares using the treasury stock method to the extent the effect would be dilutive. The following table sets forth the computation of basic and diluted earnings per share.


---------------------------------------------------------------------------------------
                                                Three Months Ended    Nine Months Ended
                                                   September 30,        September 30,
                                                ------------------    -----------------
(in millions except per share data)              2003        2002      2003      2002
----------------------------------------------  ------------------    -----------------
Numerator:
   Numerator for basic and diluted EPS -
     Net income                                 $  7.3      $ 13.5    $ 67.1    $ 71.6
=======================================================================================
Denominator:
   Denominator for basic EPS - Weighted
       average common shares outstanding          71.6        67.6      69.0      67.6
   Conversion of stock options and lifting
        of restrictions on issued restricted
        stock                                      0.3         0.2       0.3       0.2
---------------------------------------------------------------------------------------
   Denominator for diluted EPS - Adjusted
       weighted average shares outstanding
       and assumed conversions outstanding        71.9        67.8      69.3      67.8
=======================================================================================
Basic earnings per share                        $ 0.10      $ 0.20    $ 0.97    $ 1.06
Diluted earnings per share                      $ 0.10      $ 0.20    $ 0.97    $ 1.06

For the three months ended September 30, 2003 and 2002, options to purchase an additional 110,663 and 87,963, respectively, shares of the Company's common stock were outstanding, but were not included in the computation of diluted earnings per share because their effect would be antidilutive. Exercise prices for options excluded from the computation ranged from $23.35 to $25.59 in 2003 and from $24.05 to $25.59 in 2002.

For the nine months ended September 30, 2003 and 2002, options to purchase an additional 530,663 and 22,274, respectively, shares of the Company's common stock were outstanding, but were not included in the computation of diluted earnings per share because their effect would be antidilutive. Exercise prices for options excluded from the computation ranged from $23.19 to $25.59 in 2003 and from $24.90 to $25.59 in 2002.

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

Purchases from ProLiance for resale and for injections into storage for the three months ended September 30, 2003 and 2002, totaled $154.1 million and $93.3 million, respectively, and for the nine months ended September 30, 2003 and 2002, totaled $589.0 million and $329.6 million, respectively. Amounts owed to ProLiance at September 30, 2003 and December 31, 2002, for those purchases were $49.0 million and $84.6 million, respectively, and are included in accounts payable to affiliated companies. Amounts charged by ProLiance for gas supply services are established by supply agreements with each utility.

8.   Financing Transactions

Equity Issuance
In March 2003, the Company filed a registration statement with the Securities and Exchange Commission with respect to a public offering of authorized but previously unissued shares of common stock. In August 2003, the registration became effective, and an agreement was reached to sell approximately 7.4 million shares to a group of underwriters. The net proceeds totaled $163.2 million.

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

Shortly before these issues, the Company entered into several treasury locks with a total notional amount of $150.0 million. Upon issuance of the debt, the treasury locks were settled resulting in the receipt of $5.7 million in cash. The value received is being amortized as a reduction of interest expense over the life of the issues.

The net proceeds from the sale of the senior notes and settlement of related hedging arrangements approximated $203 million.

SIGECO and Indiana Gas Debt Call
During 2003, the Company called two first mortgage bonds outstanding at SIGECO and two senior unsecured notes outstanding at Indiana Gas. The first SIGECO bond had a principal amount of $45.0 million, an interest rate of 7.60%, was originally due in 2023, and was redeemed at 103.745% of its stated principal amount. The second SIGECO bond had a principal amount of $20.0 million, an interest rate of 7.625%, was originally due in 2025, and was redeemed at 103.763% of the stated principal amount.

The first Indiana Gas note had a remaining principal amount of $21.3 million, an interest rate of 9.375%, was originally due in 2021, and was redeemed at 105.525% of the stated principal amount. The second Indiana Gas note had a principal amount of $13.5 million, an interest rate of 6.75%, was originally due in 2028, and was redeemed at the principal amount.

Pursuant to regulatory authority, the premiums paid to retire the net carrying value of these notes totaling $3.6 million were deferred as a regulatory asset.

Other Financing Transactions
In January, 2003, other debt of Indiana Gas totaling $17.5 million and of SIGECO totaling $1.0 million was retired.

9.   Commitments & Contingencies

Legal Proceedings
The Company is party to various legal proceedings arising in the normal course of business. In the opinion of management, there are no legal proceedings pending against the Company that are likely to have a material adverse effect on its financial position or results of operations. See Note 10 regarding environmental matters.

United States Securities and Exchange Commission (SEC) Informal Inquiry
As more fully described in Note 3 to these consolidated condensed financial statements and in Note 3 to the 2002 consolidated financial statements filed on Form 10-K/A, the Company restated its consolidated financial statements for 2000, 2001, and 2002 quarterly results. The Company is cooperating with the SEC in an informal inquiry with respect to this previously announced restatement, has met with the staff of the SEC, and has provided information in response to their requests.

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

As a partner in Pace Carbon, Vectren has reflected total tax credits under
Section 29 in its consolidated results through September 30, 2003, of approximately $35 million. Vectren has been in a position to fully utilize the credits generated and continues to project full utilization. In addition, Fuels receives synfuel-related fees from synfuel producers unrelated to Pace Carbon for a portion of its coal production.

In June 2003, the IRS, in an industry-wide announcement, stated that it would review the scientific validity of test procedures and results presented as evidence of significant chemical change. During this review, the IRS suspended the issuance of new private letter rulings on that subject. In October 2003, the IRS completed its review and determined that the test procedures and results used by taxpayers are scientifically valid if the procedures are applied in a consistent and unbiased manner. Also, the IRS will issue new private letter rulings based on revised standards. The IRS stated it has continuing concerns regarding the sampling and data/record retention practices prevalent in the synthetic fuels industry. The IRS plans to issue guidance extending new record/data retention requirements to taxpayers already holding private letter rulings on the issue of significant chemical change.

During June 2001, the IRS began a tax audit of Pace Carbon for the 1998 tax year and later expanded the audit to include tax years 1999, 2000, and 2001. Based on conclusions reached in the industry-wide review and recently issued private letter rulings involving other other synthetic fuel facilities, Vectren believes chemical change issues from these audits may soon be resolved. However, the IRS has not directly notified Pace Carbon of any resolution.

Vectren believes that it is justified in its reliance on the private letter rulings for the Pace Carbon facilities, that the test results that Pace Carbon presented to the IRS in connection with its private letter rulings are scientifically valid, and that Pace Carbon has operated its facilities in compliance with its private letter rulings and Section 29 of the Internal Revenue Code. However, at this time, Vectren cannot provide any assurance as to the outcome of these audits concerning the issue of chemical change or any other issue raised during the audits relative to its investment in Pace Carbon.

Guarantees and Product Warranties
Vectren Corporation issues guarantees to third parties on behalf of its unconsolidated affiliates. Such guarantees allow those affiliates to execute transactions on more favorable terms than the affiliate could obtain without such a guarantee. Guarantees may include posted letters of credit, leasing guarantees, and performance guarantees. As of September 30, 2003, guarantees issued and outstanding on behalf of unconsolidated affiliates approximated $6 million. The Company has also issued a guarantee approximating $4 million related to the residual value of an operating lease that expires in 2006.

Vectren Corporation has accrued no liabilities for these guarantees as they relate to guarantees issued among related parties or were executed prior to the adoption of FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). As more fully described in Note 12, FIN 45 was adopted prospectively and specifically excludes from its recognition and measurement provisions guarantees issued among related parties.

Through September 30, 2003, the Company has not been called upon to satisfy any obligations pursuant to its guarantees. Liabilities accrued for, and activity related to, product warranties are not significant.

10.  Environmental Matters

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

The IURC has issued orders that approve:
o the Company's project to achieve environmental compliance by investing in clean coal technology;
o a total capital cost investment for this project up to $244 million (excluding AFUDC), subject to periodic review of the actual costs incurred;
o a mechanism whereby, prior to an electric base rate case, the Company may recover through a rider that is updated every six months an 8 percent return on its capital costs for the project; and
o ongoing recovery of operating costs, including depreciation and purchased emission allowances through a rider mechanism, related to the clean coal technology once the facility is in service.

Based on the level of system-wide emissions reductions required and the control technology utilized to achieve the reductions, the current estimated clean coal technology construction cost is consistent with amounts approved in the IURC's orders and is expected to be expended during the 2001-2006 period. Through September 30, 2003, $117.1 million has been expended. After the equipment is installed and operational, related annual operating expenses, including depreciation expense, are estimated to be between $24 million and $27 million. A portion of those expenses began in October 2003 when the Culley SCR became operational. The 8 percent return on capital investment approximates the return authorized in the Company's last electric rate case in 1995 and includes a return on equity.

The Company expects to achieve timely compliance as a result of the project. Construction of the first SCR at Culley was placed into service in October 2003, and construction of the Warrick 4 and Brown SCR's is proceeding on schedule. Installation of SCR technology as planned is expected to reduce the Company's overall NOx emissions to levels compliant with Indiana's NOx emissions budget allotted by the USEPA. Therefore, the Company has recorded no accrual for potential penalties that may result from noncompliance.

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

On June 6, 2003, SIGECO, the Department of Justice (DOJ), and the USEPA announced an agreement that would resolve the lawsuit. The agreement was embodied in a consent decree filed in U.S. District Court for the Southern District of Indiana. The mandatory public comment period has expired, and no comments were received. The Court entered the consent decree on August 13, 2003.

Under the terms of the agreement, the DOJ and USEPA have agreed to drop all challenges of past maintenance and repair activities at the Culley coal-fired units. In reaching the agreement, SIGECO did not admit to any allegations alleged in the government's complaint, and SIGECO continues to believe that it acted in accordance with applicable regulations and conducted only routine maintenance on the units. SIGECO has entered into this agreement to further its continued commitment to improve air quality and avoid the cost and uncertainties of litigation.

Under the agreement, SIGECO has committed to:
o either repower Culley Unit 1 (50 MW) with natural gas, which would significantly reduce air emissions from this unit, and equip it with SCR control technology for further reduction of nitrogen oxides, or cease operation of the unit by December 2006;
o operate the existing SCR control technology recently installed on Culley Unit 3 (287 MW) year round at a lower emission rate than that currently required under the NOx SIP Call, resulting in further nitrogen oxide reductions;
o enhance the efficiency of the existing scrubber at Culley Units 2 and 3 for additional removal of sulphur dioxide emissions;
o install a baghouse for further particulate matter reductions at Culley Unit 3 by June 2007;
o conduct a Sulphuric Acid Reduction Demonstration Project as an environmental mitigation project designed to demonstrate an advance in pollution control technology for the reduction of sulfate emissions; and
o    pay a $600,000 civil penalty.

The Company anticipates that the settlement would result in total capital expenditures through 2007 in a range between $16 million and $28 million. Other than the $600,000 civil penalty, which was accrued in the second quarter of 2003, the implementation of the settlement, including these capital expenditures and related operating expenses, are expected to be recovered through rates.

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

In October 2002, the Company received a formal information request letter from the IDEM regarding five manufactured gas plants owned and/or operated by SIGECO and not currently enrolled in the IDEM's Voluntary Remediation Program (VRP). In response SIGECO submitted to the IDEM the results of preliminary site investigations conducted in the mid-1990's. These site investigations confirmed that based upon the conditions known at the time, the sites posed no risk to human health or the environment. Follow up reviews have been initiated by the Company to confirm that the sites continue to pose no such risk.

On October 6, 2003, SIGECO filed applications to enter four of the manufactured gas plant sites in IDEM's VRP. The remaining site is currently being addressed in the VRP by another Indiana utility. SIGECO is adding its four sites into the renewal of the global Voluntary Remediation Agreement that Indiana Gas has in place with IDEM for its manufactured gas plant sites. At this time the Company is unable to predict any outcome that may result from these SIGECO manufactured gas plant sites.

11.  Rate and Regulatory Matters

The following is an update on two regulatory matters in Ohio. Each of the discussed matters is currently pending before the PUCO.

The first matter relates to a pending application made to the PUCO by VEDO, together with other regulated Ohio gas utilities, for authority to establish a tariff mechanism to recover expenses related to uncollectible accounts. As proposed the tariff mechanism would establish an automatic adjustment procedure to track and recover these costs instead of providing the recovery of the historic amount in base rates. If the application is approved before the end of the year, 2003 uncollectible costs in excess of the amount in base rates should be recovered. While the Company believes there is a sound basis for the PUCO to grant the application to recover actual expenses relating to uncollectible accounts, no assurance can be provided with respect to the ultimate outcome of this proceeding.

The second matter related to the requirement that Ohio gas utilities undergo a biannual audit of their gas acquisition practices in connection with the gas cost recovery (GCR) mechanism. In the case of VEDO, the two-year period began in November 2000, coincident with the Company's acquisition and commencement of service in Ohio. The audit provides the initial review of the portfolio administration arrangement between VEDO and ProLiance. The external auditor retained by the PUCO staff recently submitted an audit report wherein it recommended a disallowance of approximately $7 million of previously recovered gas costs. The Company believes a large portion of the third party auditor recommendations is without merit. There are two elements of the recommendations relating to the treatment of a pipeline refund and a penalty for which a reserve of $0.7 million has been established for the Company's estimated share of a potential disallowance of these costs. For this PUCO audit period, a disallowance relating to our ProLiance arrangement will be shared by the Company's joint venture partner. Currently the matter is set for a hearing before the PUCO in mid November. VEDO has and continues to engage in efforts with the participants in the proceeding to resolve disputed issues outside of administrative litigation. If the external auditor recommendations were adopted by the PUCO, the Company believes that it would not likely have a material effect on the Company's results or financial condition. However, the Company can provide no assurance as to the ultimate outcome of this proceeding.

12.  Impact of Recently Issued Accounting Guidance

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

In accordance with regulatory treatment, the Company collects an estimated net cost of removal of its utility plant in rates through normal depreciation. As of September 30, 2003 and December 31, 2002, such removal costs approximated $395 million and $385 million, respectively, of accumulated depreciation as presented in the condensed consolidated balance sheets based upon the Company's latest depreciation studies.

SFAS 149
In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS 149). SFAS 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of FASB Statement No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." SFAS 149 amends SFAS 133 to reflect decisions that were made (1) as part of the process undertaken by the Derivatives Implementation Group (DIG), which necessitated amending SFAS 133; (2) in connection with other projects dealing with financial instruments; and (3) regarding implementation issues related to the application of the definition of a derivative. SFAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions and (2) for hedging relationships designated after June 30. The guidance is to be applied prospectively. The adoption did not have a material effect on the Company's financial statements.

SFAS 150
In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (SFAS 150). SFAS 150 requires issuers to classify as liabilities the following three types of freestanding financial instruments: mandatorily redeemable financial instruments; obligations to repurchase the issuer's equity shares by transferring assets; and certain obligations to issue a variable number of shares. SFAS 150 is effective immediately for all financial instruments entered into or modified after May 31, 2003. For all other instruments, SFAS 150 applies to the Company's third quarter of 2003. The Company has approximately $200,000 of outstanding preferred stock of a subsidiary that is redeemable on terms outside the Company's control. However, the preferred stock is not redeemable on a specified or determinable date or upon an event that is certain to occur. Therefore, SFAS 150's adoption did not affect the Company's results of operations or financial condition.

FIN 45
In November 2002, the FASB issued FIN 45. FIN 45 clarifies the requirements for a guarantor's accounting for and disclosure of certain guarantees issued and outstanding and that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligations it has undertaken. The initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Since that date, the adoption has not had a material effect on the Company's results of operations or financial condition. The incremental disclosure requirements are included in these financial statements in Note 9.

FIN 46
In January 2003, the FASB issued Interpretation 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 addresses consolidation by business enterprises of variable interest entities (VIE) and significantly changes the consolidation requirements for those entities. FIN 46 is intended to achieve more consistent application of consolidation policies related to VIE's and, thus improves comparability between enterprises engaged in similar activities when those activities are conducted through VIE's. FIN 46 currently applies to VIE's created after January 31, 2003, and to VIE's in which an enterprise obtains an interest after that date. For entities created prior to January 31, 2003, FIN 46 is to be adopted on December 31, 2003.

The Company has neither created nor obtained an interest in a VIE since January 31, 2003. Certain other entities that the Company was involved with prior to that date, including limited partnership investments that operate affordable housing projects, are still being evaluated to determine if the entity is a VIE and, if so, if Vectren is the primary beneficiary. If these entities are determined to be VIE's and Vectren is determined to be the primary beneficiary, the effect on the Company's financial statements would not be material.

EITF 03-11
The EITF has recently released guidance on when gross or net presentation on the income statement for derivative instruments not held for trading purposes is appropriate. The guidance is effective for the Company's fourth quarter, and the Company is currently determining the impacts, if any, that will result from implementing that guidance.

13.  Segment Reporting

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

Following is information regarding the Company's segments' operating data.


                                            Three Months            Nine Months
                                         Ended September 30,     Ended September 30,
                                         -------------------    --------------------
In millions                                2003       2002         2003        2002
-----------------------------------      -------------------    --------------------
Operating Revenues
  Gas Utility Services                   $ 115.7    $  88.5     $  790.3    $  586.7
  Electric Utility Services                134.0      189.6        343.6       475.3
------------------------------------------------------------------------------------
      Total Regulated                      249.7      278.1      1,133.9     1,062.0
------------------------------------------------------------------------------------
  Nonregulated Operations                   50.2       44.2        151.1       300.7
  Corporate & Other                          6.9        4.9         20.6        16.3
  Intersegment Eliminations                (28.0)     (22.9)       (80.9)      (64.2)
------------------------------------------------------------------------------------
      Total operating revenues           $ 278.8    $ 304.3     $1,224.7    $1,314.8
====================================================================================
Measure of Profitability
  Operating Income
      Gas Utility Services               $ (14.9)   $ (11.2)    $   54.6    $   55.6
      Electric Utility Services             32.4       39.8         71.6        74.6
------------------------------------------------------------------------------------
      Total Regulated operating income      17.5       28.6        126.2       130.2
------------------------------------------------------------------------------------
  Regulated other income (expense)-net      (1.1)       0.7         (2.1)        4.9
  Regulated interest expense               (15.7)     (15.4)       (46.6)      (47.0)
  Regulated income taxes                     0.7       (5.1)       (30.2)      (31.0)
------------------------------------------------------------------------------------
  Regulated net income                       1.4        8.8         47.3        57.1
------------------------------------------------------------------------------------
  Nonregulated net income                    5.7        5.8         17.6        14.6
  Corporate & other net income (loss)        0.2       (1.1)         2.2        (0.1)
------------------------------------------------------------------------------------
      Net income                         $   7.3    $  13.5     $   67.1    $   71.6
====================================================================================


Following is the Company's segments' identifiable assets.

                                          September 30,       December 31,
In millions                                   2003               2002
------------------------------------      --------------------------------
Identifiable Assets
  Gas Utility Services                      $ 1,486.9           $ 1,570.1
  Electric Utility Services                     896.5               869.2
--------------------------------------------------------------------------
      Total Regulated                         2,383.4             2,439.3
--------------------------------------------------------------------------
  Nonregulated Operations                       426.5               419.6
  Corporate & Other                             376.9               393.3
  Intersegment Eliminations                    (254.8)             (325.7)
--------------------------------------------------------------------------
      Total identifiable assets             $ 2,932.0           $ 2,926.5
==========================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                           Description of the Business

Vectren Corporation (the Company or Vectren), an Indiana corporation, is an energy and applied technology holding company headquartered in Evansville, Indiana. The Company was organized on June 10, 1999, solely for the purpose of effecting the merger of Indiana Energy, Inc. (Indiana Energy) and SIGCORP, Inc. (SIGCORP). On March 31, 2000, the merger of Indiana Energy with SIGCORP and into Vectren was consummated with a tax-free exchange of shares and has been accounted for as a pooling-of-interests in accordance with APB Opinion No. 16 "Business Combinations" (APB 16).

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

                      Consolidated Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto. Subsequent to the issuance of the Company's 2002 quarterly financial statements, the Company's management determined that previously issued financial statements should be restated. The restatement had the effect of decreasing net income for the three and nine months ended September 30, 2002, by $0.5 million after tax and $2.3 million after tax, respectively. Note 3 to the consolidated condensed financial statements includes a summary of the effects of the restatement. The Company's results of operations give effect to the restatement.

----------------------------------------------------------------------------------------
                                            Three Months                Nine Months
                                         Ended September 30,        Ended September 30,
                                       ------------------------    ---------------------
In millions, except per share amounts     2003         2002          2003       2002
-------------------------------------- ------------------------    ---------------------
                                                   As Restated               As Restated
                                                   -----------               -----------
Net income                               $ 7.3        $ 13.5        $ 67.1     $ 71.6
     Attributed to:
        Utility Group                    $ 2.4        $  9.0        $ 51.1     $ 59.7
        Nonregulated Group                 5.7           5.8          17.6       14.6
        Corporate & Other Group           (0.8)         (1.3)         (1.6)      (2.7)
----------------------------------------------------------------------------------------
Basic earnings per share                $ 0.10        $ 0.20        $ 0.97     $ 1.06
     Attributed to:
        Utility Group                   $ 0.03        $ 0.13        $ 0.74     $ 0.88
        Nonregulated Group                0.08          0.09          0.26       0.22
        Corporate & Other Group          (0.01)        (0.02)        (0.03)     (0.04)


Net Income

For the three months ended September 30, 2003, net income was $7.3 million, or $0.10 per share, compared to net income of $13.5 million, or $0.20 per share, for the same period last year. For the nine months ended September 30, 2003, reported earnings were $67.1 million, or $0.97 per share, compared to $71.6 million, or $1.06 per share, for the same period in 2002. The 2003 third quarter and year-to-date results declined $0.10 per share and $0.09 per share, respectively, reflecting principally a decrease in Utility Group earnings.

Quarter over quarter, Utility Group earnings were primarily affected by a decrease in electric margin of $7.3 million ($4.3 million after-tax), or $0.06 per share. This was attributable to milder cooling weather, which reduced margin an estimated $3.6 million pre-tax, or $0.03 per share, the effects of the slowly recovering economy, and slightly lower wholesale power margins. The remaining Utility Group decrease for the quarter was due to higher depreciation and the timing of operating expenses. Year-to-date, the timing of operating expenses and higher depreciation have been offset somewhat by increased power marketing margins and favorable weather.

Quarterly and year-to-date, Nonregulated Group earnings remained consistent due primarily to increased synfuel-related earnings and earnings recorded on the sale of the Company's investment in Genscape, Inc. (Genscape), a company that provides real-time power plant and transmission line status information using wireless technology.

In the first and second quarters of 2003, the Company incurred charges related to a Utility Group investment in BABB International, Inc. (BABB), an entity that processes fly ash into building materials and a Nonregulated Group investment in First Mile Technologies (First Mile), a small broadband entity located in Indianapolis, Indiana. Total charges affecting year-to-date results, net of the current quarter gain recognized on the sale of Genscape, were $1.5 million ($0.9 million after tax) or $0.01 per share.

In addition to the above, the Company finalized an equity offering of approximately 7.4 million shares during the third quarter. The offering netted proceeds of approximately $163 million and has reduced earnings per share as compared to the previous year by approximately $0.01 per share for the quarter and $0.02 year to date.

Dividends

Dividends declared for the three months ended September 30, 2003, were $0.275 per share compared to $0.265 per share for the same period in 2002. Dividends declared for the nine months ended September 30, 2003, were $0.825 per share compared to $0.795 per share for the same period in 2002. In October 2003, the Company's board of directors increased its quarterly dividend to $0.285 per share from $0.275 per share.

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

                   Results of Operations of the Utility Group

The Utility Group is comprised of Vectren Utility Holdings, Inc.'s operations, which consist of the Company's regulated operations (the Gas Utility Services and Electric Utility Services operating segments), and components of the Corporate and Other operating segment. Gas Utility Services provides natural gas distribution and transportation services in nearly two-thirds of Indiana and west central Ohio. Electric Utility Services provides electricity primarily to southwestern Indiana, and includes the Company's power generating and marketing operations. Corporate and Other Operations provides information technology and other support services to those utility operations. The results of operations of the Utility Group before certain intersegment eliminations and reclassifications for the three and nine months ended September 30, 2003 and 2002, follow.

-----------------------------------------------------------------------------
                                     Three Months             Nine Months
                                  Ended September 30,     Ended September 30,
In millions,                      -------------------    --------------------
 except per share amounts            2003      2002         2003       2002
--------------------------------  -------------------    --------------------
OPERATING REVENUES
   Gas revenues                    $ 115.7   $  88.5     $  790.3   $  586.7
   Electric revenues                 134.0     189.6        343.6      475.3
   Other revenues                      0.2         -          0.6        0.2
-----------------------------------------------------------------------------
     Total operating revenues        249.9     278.1      1,134.5    1,062.2
-----------------------------------------------------------------------------
OPERATING EXPENSES
   Cost of gas                        72.0      45.7        541.4      358.3
   Fuel for electric generation       24.9      22.8         66.3       59.7
   Purchased electric energy          42.6      93.0        101.8      239.5
   Other operating                    51.4      49.0        161.9      149.1
   Depreciation & amortization        30.4      27.8         88.8       80.9
   Taxes other than income taxes       9.2       9.5         41.8       37.6
-----------------------------------------------------------------------------
     Total operating expenses        230.5     247.8      1,002.0      925.1
-----------------------------------------------------------------------------
OPERATING INCOME                      19.4      30.3        132.5      137.1
OTHER INCOME (EXPENSE) - NET
   Equity in losses of
    unconsolidated affiliates         (0.1)     (0.4)        (0.5)      (0.9)
   Other - net                         2.3       0.7          1.0        6.5
-----------------------------------------------------------------------------
     Total other income (expense)
        - net                          2.2       0.3          0.5        5.6
-----------------------------------------------------------------------------
Interest expense                      17.1      16.9         49.5       51.8
-----------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES             4.5      13.7         83.5       90.9
-----------------------------------------------------------------------------
Income taxes                           2.1       4.7         32.4       31.2
-----------------------------------------------------------------------------
NET INCOME                         $   2.4   $   9.0     $   51.1   $   59.7
=============================================================================

BASIC EARNINGS PER SHARE           $  0.03   $  0.13     $   0.74   $   0.88
=============================================================================

Utility Group earnings for the third quarter 2003 were $2.4 million as compared to $9.0 million for the same quarter last year, a decrease of $6.6 million. As noted previously, the primary contributors to the decline are mild electric cooling weather, a slowly recovering economy, and the timing of certain operating costs.

Utility Group earnings for the nine months ended September 30, 2003, were $51.1 million as compared to $59.7 million for the same period in 2002, a decrease of $8.6 million. Earnings in 2003 were primarily driven by weather that on the year was favorably impacted by an estimated $3.6 million after tax compared to last year and increased wholesale power and other margins, offset by the BABB investment write-off of $2.3 million after tax and the timing of certain operating costs.

Significant Fluctuations

Utility Margin

Gas Utility Margin
Gas utility margin by customer type and separated between volumes sold and transported follows:

------------------------------------------------------------------------------
                                      Three Months             Nine Months
                                   Ended September 30,     Ended September 30,
                                  --------------------    --------------------
In millions                        2003         2002        2003         2002
--------------------------------  ---------------------   --------------------

Residential                       $ 26.7       $ 26.8     $ 159.2      $ 146.6
Commercial                           7.2          7.6        50.3         47.5
Contract                             9.7          7.8        33.6         32.2
Other                                0.1          0.5         5.8          2.1
------------------------------------------------------------------------------
    Total gas utility margin      $ 43.7       $ 42.7     $ 248.9      $ 228.4
==============================================================================

Volumes in MMDth
------------------------------
  Sold                               7.3          7.2        85.8         74.9
  Transported                       17.8         19.3        63.6         65.4
------------------------------------------------------------------------------
    Total throughput                25.1         26.5       149.4        140.3
==============================================================================

Gas margins for the third quarter, a non-heating, base load usage quarter, were $43.7 million, an increase of 2% compared to the prior year period. While margin was generally flat and reflects a $0.7 million charge associated with a PUCO GCR audit proceeding in 2003, residential and commercial usage increased slightly, offset by declining industrial usage due to the slow economic conditions.

Gas margins year-to-date were $248.9 million, an increase of $20.5 million over the nine months ended September 30, 2002. It is estimated that weather, 19% colder than the prior year and 8% colder than normal, contributed $12.6 million to the increased margin. The remaining $7.9 million increase is primarily attributable to higher utility receipts and excise taxes on higher gas costs and volumes sold and recovery of Ohio customer choice implementation costs, partially offset by the negative effect of high gas prices on customer usage. The colder weather is the primary reason for the 6% increase in throughput.

Higher gas costs and a slowly recovering economy have impacted customer usage. The average cost per dekatherm of gas purchased for the three months ended September 30, 2003, was $6.22 compared to $3.95 in 2002. Year-to-date the cost of gas purchased in 2003 was $6.44 compared to $4.39 in the prior year.

Electric Utility Margin
Electric utility margin by customer type and non-firm wholesale margin separated between realized margin and mark-to-market gains and losses follows:

-------------------------------------------------------------------------------
                                        Three Months            Nine Months
                                     Ended September 30,    Ended September 30,
                                     -------------------    -------------------
In millions                             2003       2002        2003      2002
---------------------------------    -------------------    -------------------
Retail & firm wholesale               $ 63.7     $ 70.0      $ 160.5   $ 169.2
Non-firm wholesale                       2.8        3.8         15.0       6.9
-------------------------------------------------------------------------------
    Total electric utility margin     $ 66.5     $ 73.8      $ 175.5   $ 176.1
===============================================================================
Non-firm wholesale margin:
Realized margin                        $ 3.3      $ 4.0       $ 14.6    $ 10.0
Mark-to-market gains (losses)           (0.5)      (0.2)         0.4      (3.1)


Electric margins were $66.5 million, a decrease of $7.3 million compared to the third quarter of 2002. The decrease in electric margin was due primarily to the effect of milder cooling weather which was 7% cooler than normal and 26% cooler than last year. The estimated quarter over quarter decrease as a result of the milder weather was approximately $3.6 million. Impacts of the slowly recovering economy on industrial sales and slightly lower non-firm wholesale power margins further decreased non-weather related electric margin compared to the prior year. As a result primarily of mild weather, volumes sold to retail and firm wholesale customers decreased 8% from 1.87 GWh in 2002 to 1.72 GWh in 2003.

Electric margins were $175.5 million, a decrease of $0.6 million over the nine months ended September 30, 2002. The decrease was primarily due to lower retail sales due to milder cooling weather and the current quarter decrease in industrial sales. As a result primarily of the mild weather which was 18% cooler than normal and 33% cooler than last year, volumes sold to retail and firm wholesale customers decreased 5% from 4.76 GWh in 2002 to 4.53 GWh in 2003 with an estimated margin decrease of $6.5 million. The decrease was partially offset by increased non-firm wholesale power margins resulting from price volatility.

Periodically, generation capacity is in excess of that needed to serve retail and firm wholesale customers. The Company markets this unutilized capacity to optimize the return on its owned generation assets. The contracts entered into are primarily short-term purchase and sale transactions that expose the Company to limited market risk. For the three months ended September 30, 2003, volumes sold into the wholesale market were 1.01 GWh compared to 2.66 GWh in 2002 while volumes purchased were 1.01 GWh in 2003 compared to 2.65 GWh in 2002. For the nine months ended September 30, 2003, volumes sold into the wholesale market were 3.04 GWh compared to 8.30 GWh in 2002 while volumes purchased were 3.49 GWh in 2003 compared to 8.14 GWh in 2002. A portion of volumes purchased in the wholesale market is used to serve retail and firm wholesale customers, and in 2003, greater amounts of purchased power have been required for native load due to scheduled outages, which has reduced capacity available for optimization. Additionally, both sold and purchased power were lower in 2003 due to a shorter term focus in hedging and optimization strategies combined with a more selective approach to counter-party relationships. While volumes both sold and purchased in the wholesale market have decreased during 2003, which has resulted in decreased electric revenues and purchased power, margins year-to-date have increased primarily from price volatility. In the third quarter, margins decreased because less capacity was available for optimization due to outages for NOx control equipment installation and the wholesale power market was less volatile.

Utility Group Operating Expenses

Other Operating
For the three and nine months ended September 30, 2003, other operating expenses increased $2.4 million and $12.8 million, respectively, compared to the same periods in the prior year. The increased expenses were principally due to the timing of routine expenditures between the periods and increased employee benefit costs. Year-to-date, the timing of maintenance expenditures, Ohio customer choice program implementation costs that are recovered through margins, and increased uncollectible accounts expense have also contributed to the increase. Year-to-date uncollectible accounts expense has increased $1.7 million compared to the prior year due principally to higher gas costs.

Depreciation & Amortization
For the three and nine months ended September 30, 2003, depreciation and amortization increased $2.6 million and $7.9 million, respectively, due to additions to utility plant. Increased depreciation expense reflects a full nine months of depreciation on the addition of over $100 million of utility plant placed into service including a new gas-fired peaker unit, expenditures for implementing a choice program for Ohio gas customers, customer system upgrades, and other upgrades to existing transmission and distribution facilities.

Taxes Other Than Income Taxes
For the nine months ended September 30, 2003, taxes other than income taxes increased $4.2 million compared to the prior year. The increase results from higher utility receipts and excise taxes as a result of higher gas prices and more volumes sold. The higher utility receipts and excise taxes on gas volumes sold are recovered dollar-for-dollar through customer billings.

Utility Group Other Income (Expense)-Net

For the three and nine months ended September 30, 2003, other income (expense)-net increased $1.9 million and decreased $5.1 million, respectively, compared to the prior year. The year-to-date decrease is primarily the result of the write-off of the BABB investment totaling $3.9 million. The remaining decrease results principally from sales of emission allowances and other assets in the second quarter of 2002 totaling $1.8 million and current year contributions of $1.2 million made to low income heating assistance programs pursuant to a settlement previously approved by the IURC regarding transactions with ProLiance Energy LLC. These decreases were offset somewhat by the current quarter increase in other income (expense)-net which was principally the result of fluctuations in investments used to fund deferred compensation plans.

Utility Group Interest Expense

For the three and nine months ended September 30, 2003, interest expense increased $0.2 million and decreased $2.3 million, respectively, when compared to the same periods last year. The changes reflect the impact of the permanent financing completed in the third quarter of 2003 and lower short-term borrowing rates.

Utility Group Income Tax

For the three months ended September 30, 2003, federal and state income taxes decreased $2.6 million primarily due to fluctuations in pre-tax income. For the nine months ended September 30, 2003, income taxes increased $1.2 million when compared to 2002. The year-to-date change is primarily due to an increased effective tax rate, offset by less pre-tax income. Year to date, the effective tax rate increased from 34.3% in 2002 to 38.8% in 2003 principally due to an increase in the Indiana state income tax rate from 4.5 % to 8.5% that was effective January 1, 2003.

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

The IURC has issued orders that approve:
o the Company's project to achieve environmental compliance by investing in clean coal technology;
o a total capital cost investment for this project up to $244 million (excluding AFUDC), subject to periodic review of the actual costs incurred;
o a mechanism whereby, prior to an electric base rate case, the Company may recover through a rider that is updated every six months an 8 percent return on its capital costs for the project; and
o ongoing recovery of operating costs, including depreciation and purchased emission allowances through a rider mechanism, related to the clean coal technology once the facility is placed into service.

Based on the level of system-wide emissions reductions required and the control technology utilized to achieve the reductions, the current estimated clean coal technology construction cost is consistent with amounts approved in the IURC's orders and is expected to be expended during the 2001-2006 period. Through September 30, 2003, $117.1 million has been expended. After the equipment is installed and operational, related annual operating expenses, including depreciation expense, are estimated to be between $24 million and $27 million. A portion of those expenses began in October 2003 when the Culley SCR became operational. The 8 percent return on capital investment approximates the return authorized in the Company's last electric rate case in 1995 and includes a return on equity.

The Company expects to achieve timely compliance as a result of the project. Construction of the first SCR at Culley was placed into service in October 2003, and construction of the Warrick 4 and Brown SCR's is proceeding on schedule. Installation of SCR technology as planned is expected to reduce the Company's overall NOx emissions to levels compliant with Indiana's NOx emissions budget allotted by the USEPA. Therefore, the Company has recorded no accrual for potential penalties that may result from noncompliance.

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

On June 6, 2003, SIGECO, the Department of Justice (DOJ), and the USEPA announced an agreement that would resolve the lawsuit. The agreement was embodied in a consent decree filed in U.S. District Court for the Southern District of Indiana. The mandatory public comment period has expired, and no comments were received. The Court entered the consent decree on August 13, 2003.

Under the terms of the agreement, the DOJ and USEPA have agreed to drop all challenges of past maintenance and repair activities at the Culley coal-fired units. In reaching the agreement, SIGECO did not admit to any allegations alleged in the government's complaint, and SIGECO continues to believe that it acted in accordance with applicable regulations and conducted only routine maintenance on the units. SIGECO has entered into this agreement to further its continued commitment to improve air quality and avoid the cost and uncertainties of litigation.

Under the agreement, SIGECO has committed to:
o either repower Culley Unit 1 (50 MW) with natural gas, which would significantly reduce air emissions from this unit, and equip it with SCR control technology for further reduction of nitrogen oxides, or cease operation of the unit by December of 2006;
o operate the existing SCR control technology recently installed on Culley Unit 3 (287 MW) year round at a lower emission rate than that currently required under the NOx SIP Call, resulting in further nitrogen oxide reductions;
o enhance the efficiency of the existing scrubber at Culley Units 2 and 3 for additional removal of sulphur dioxide emissions;
o install a baghouse for further particulate matter reductions at Culley Unit 3 by June of 2007;
o    conduct  a   Sulphuric   Acid   Reduction   Demonstration   Project  as  an
     environmental mitigation project designed to demonstrate an advance in pollution control technology for the reduction of sulfate emissions; and
o    pay a $600,000 civil penalty.

The Company anticipates that the settlement would result in total capital expenditures through 2007 in a range between $16 million and $28 million. Other than the $600,000 civil penalty, which was accrued in the second quarter of 2003, the implementation of the settlement, including these capital expenditures and related operating expenses, are expected to be recovered through rates.

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

In October 2002, the Company received a formal information request letter from the IDEM regarding five manufactured gas plants owned and/or operated by SIGECO and not currently enrolled in the IDEM's Voluntary Remediation Program (VRP). In response SIGECO submitted to the IDEM the results of preliminary site investigations conducted in the mid-1990's. These site investigations confirmed that based upon the conditions known at the time, the sites posed no risk to human health or the environment. Follow up reviews have been initiated by the Company to confirm that the sites continue to pose no such risk.

On October 6, 2003, SIGECO filed applications to enter four of the manufactured gas plant sites in IDEM's VRP. The remaining site is currently being addressed in the VRP by another Indiana utility. SIGECO is adding its four sites into the renewal of the global Voluntary Remediation Agreement that Indiana Gas has in place with IDEM for its manufactured gas plant sites. At this time the Company is unable to predict any outcome that may result from these SIGECO manufactured gas plant sites.

Rate and Regulatory Matters

The following is an update on two regulatory matters in Ohio. Each of the discussed matters is currently pending before the PUCO.

The first matter relates to a pending application made to the PUCO by VEDO, together with other regulated Ohio gas utilities, for authority to establish a tariff mechanism to recover expenses related to uncollectible accounts. As proposed the tariff mechanism would establish an automatic adjustment procedure to track and recover these costs instead of providing the recovery of the historic amount in base rates. If the application is approved before the end of the year, 2003 uncollectible costs in excess of the amount in base rates should be recovered. While the Company believes there is a sound basis for the PUCO to grant the application to recover actual expenses relating to uncollectible accounts, no assurance can be provided with respect to the ultimate outcome of this proceeding.

The second matter related to the requirement that Ohio gas utilities undergo a biannual audit of their gas acquisition practices in connection with the gas cost recovery (GCR) mechanism. In the case of VEDO, the two-year period began in November 2000, coincident with the Company's acquisition and commencement of service in Ohio. The audit provides the initial review of the portfolio administration arrangement between VEDO and ProLiance. The external auditor retained by the PUCO staff recently submitted an audit report wherein it recommended a disallowance of approximately $7 million of previously recovered gas costs. The Company believes a large portion of the third party auditor recommendations is without merit. There are two elements of the recommendations relating to the treatment of a pipeline refund and a penalty for which a reserve of $0.7 million has been established for the Company's estimated share of a potential disallowance of these costs. For this PUCO audit period, a disallowance relating to our ProLiance arrangement will be shared by the Company's joint venture partner. Currently the matter is set for a hearing before the PUCO in mid November. VEDO has and continues to engage in efforts with the participants in the proceeding to resolve disputed issues outside of administrative litigation. If the external auditor recommendations were adopted by the PUCO, the Company believes that it would not likely have a material effect on the Company's results or financial condition. However, the Company can provide no assurance as to the ultimate outcome of this proceeding.

                 Results of Operations of the Nonregulated Group

The Nonregulated Group is comprised of four primary business areas: Energy Marketing and Services, Coal Mining, Utility Infrastructure Services, and Broadband. Energy Marketing and Services markets natural gas and provides energy management services, including energy performance contracting services. Coal Mining mines and sells coal to the Company's utility operations and to other parties and generates IRS Code Section 29 investment tax credits relating to the production of coal-based synthetic fuels. Utility Infrastructure Services provides underground construction and repair, facilities locating, and meter reading services. Broadband invests in broadband communication services such as analog and digital cable television, high-speed Internet and data services, and advanced local and long distance phone services. In addition, the Nonregulated Group has other businesses that provide utility services, municipal broadband consulting, and retail products and services and that invest in energy-related opportunities, real estate, and leveraged leases. The results of operations of the Nonregulated Group before certain intersegment eliminations and reclassifications for the three and nine months ended September 30, 2003 and 2002, follow:

-----------------------------------------------------------------------------
                                       Three Months Ended  Nine Months Ended
In millions,                             September 30,        September 30,
                                       -----------------   ------------------
except per share amounts                2003      2002       2003       2002
---------------------------------      -----------------   ------------------

Energy services & other revenues       $ 50.2    $ 44.2    $ 151.1    $ 300.7

Operating expenses:
   Cost of energy services
     & other revenues                    42.4      33.6      125.3      268.7
   Operating expenses                     8.8       8.2       27.2       26.6
-----------------------------------------------------------------------------
      Total expenses                     51.2      41.8      152.5      295.3
-----------------------------------------------------------------------------
OPERATING INCOME (LOSS)                  (1.0)      2.4       (1.4)       5.4

Other income (expense):
   Equity in earnings (losses) of
      unconsolidated affiliates          (2.2)      2.1        6.9        9.4
   Other - net                            6.9       3.8        6.9        4.3
-----------------------------------------------------------------------------
      Total other income (expense)        4.7       5.9       13.8       13.7
-----------------------------------------------------------------------------
Interest expense                          2.5       2.2        7.3        6.7
-----------------------------------------------------------------------------
INCOME BEFORE TAXES                       1.2       6.1        5.1       12.4
Income taxes                             (4.5)        -      (12.6)      (2.3)
Minority interest in consolidated
 subsidiaries                               -       0.3        0.1        0.1
-----------------------------------------------------------------------------
NET INCOME                             $  5.7    $  5.8    $  17.6    $  14.6
=============================================================================

BASIC EARNINGS PER SHARE               $ 0.08    $ 0.09    $  0.26    $  0.22
=============================================================================
NET INCOME ATTRIBUTED TO:
   Energy Marketing & Services         $  4.0    $  2.9    $  14.5    $  11.1
   Coal Mining                            3.0       4.0       10.2        8.9
   Utility Infrastructure                 0.2       0.1       (1.0)      (0.4)
   Broadband                                -       0.1       (1.1)       0.3
   Other Businesses                      (1.5)     (1.3)      (5.0)      (5.3)

Nonregulated earnings for both the three and nine months ended September 30, 2003, were positively impacted by the third quarter sale of the Company's investment in Genscape and increased synfuel-related fees, somewhat offset by decreased earnings from coal mining and gas marketing operations. Year-to-date results also include the loss on disposal of the First Mile investment.

Energy Marketing & Services

Energy Marketing & Services is comprised of the Company's gas marketing and performance contracting operations and held the Company's investment in Genscape, which was sold in the third quarter.

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

Prior to June 1, 2002, SES' operating results were consolidated. Subsequent to June 1, 2002, SES' operating results, now part of ProLiance, are reflected in equity in earnings of unconsolidated affiliates. SES' revenues and expenses were the primary component of nonregulated revenues and cost of revenues. Therefore, the integration significantly decreased revenues, cost of revenues, and operating expenses. For the nine months ended September 30, 2003, revenues, cost of revenues, and operating expenses decreased $186.3 million, $178.7 million, and $4.1 million, respectively, compared to 2002. The transfer of net assets was accounted for at book value consistent with joint venture accounting and did not result in any gain or loss.

For the Company's portion of ProLiance's operations, $1.1 million and $4.2 million, respectively, is included in equity in earnings of unconsolidated affiliates for the three months ended September 30, 2003 and 2002. For the nine months ended September 30, 2003 and 2002, such amounts included in equity in earnings of unconsolidated affiliates are $18.0 million and $15.0 million, respectively.

For the quarter and year-to-date, gas marketing's contribution decreased $1.9 million and $0.8 million, respectively, compared to the prior year periods primarily due to nonrecurring charges related to settlement disputes and the timing of pipeline discounts.

Energy Systems Group, LLC (ESG) provides energy performance contracting and facility upgrades through its design and installation of energy-efficient equipment. Prior to April 2003, ESG was a consolidated venture between the Company and Citizens Gas with the Company owning two-thirds. In April 2003, the Company purchased the remaining interest in ESG for approximately $4 million. For the three and nine months ended September 30, 2003, earnings from ESG were $0.8 million and $1.4 million, respectively, compared to earnings for the quarter of $0.4 million and $0.1 million for the year-to-date period in 2002. The $0.4 million increase for the quarter and $1.3 million increase year to date are due primarily to success in obtaining higher margins and working from a higher construction backlog at the end of 2002. ESG's results also reflect 100% Vectren ownership during the quarter versus two-thirds Vectren ownership in 2002. For the quarter, ESG produced operating income of approximately $1.4 million on sales of $14.7 million compared to operating income of $1.1 million on sales of $13.6 million in the prior year. And for the nine months ended September 30, 2003, ESG produced operating income of approximately $2.5 million on sales of $35.9 million compared to operating income of $0.6 million on sales of $27.0 million in the prior year.

In the third quarter of 2003, the Company sold its investment in Genscape for $5.3 million in proceeds ($4.1 million in cash and a $1.2 million note) to GFI Energy Ventures, LLC. Prior to the sale, the Company had reduced its investment using equity method accounting to reflect restructuring activities coincident to the sale such that the gain recognized in other-net approximated the total proceeds received. Net income, including the gain on sale, equity method losses, and related tax effects generated from the investment in Genscape totaled $2.6 million for both the three and nine months ended September 30, 2003, compared to a loss of $0.1 million for the quarter and a loss of $0.3 million for the year-to-date period in 2002.

Coal Mining

The Coal Mining Group mines and sells coal to the Company's utility operations and to other third parties through its wholly owned subsidiary Vectren Fuels, Inc. (Fuels). The Coal Mining Group also generates IRS Code Section 29 investment tax credits relating to the production of coal-based synthetic fuels through its 8.3% ownership interest in Pace Carbon Synfuels, LP (Pace Carbon). Pace Carbon is a Delaware limited partnership formed to develop, own, and operate four projects to produce and sell coal-based synthetic fuel (synfuel) utilizing Covol technology. Vectren accounts for is investment in Pace Carbon using the equity method. In addition, Fuels receives synfuel-related fees from synfuel producers unrelated to Pace Carbon for a portion of its coal production.

For the three months ended September 30, 2003, earnings from Fuels were $0.2 million, compared to earnings of $2.6 million in 2002. For the nine months ended September 30, 2003, earnings from Fuels were $2.6 million, compared to earnings of $5.4 million in 2002. During both the quarter and year-to-date periods, net income and operating income decreased as a result of decreased yields due to poor mining conditions and increased depreciation of mine development costs, offset by increased synfuel-related fees. For the quarter, Fuels produced operating income of approximately $0.5 million on sales of $29.4 million compared to operating income of $3.9 million on sales of $27.9 million in the prior year. And for the nine months ended September 30, 2003, Fuels produced operating income of approximately $4.4 million on sales of $86.2 million compared to operating income of $9.1 million on sales of $79.3 million in the prior year. Mining conditions are expected to improve in the fourth quarter, and rate increases for a portion of the sales to SIGECO are expected in 2004.

For the three months ended September 30, 2003 and 2002, the investment in Pace Carbon resulted in losses reflected in equity in earnings of unconsolidated affiliates of $2.9 million and $2.1 million, respectively. For the nine months ended September 30, 2003 and 2002, the investment in Pace Carbon resulted in losses reflected in equity in earnings of unconsolidated affiliates of $9.3 million and $5.4 million, respectively. Losses have increased as a result of increased production of synthetic fuels and resulting higher production costs. The production of synfuel generates IRS Code Section 29 investment tax credits that are reflected in income taxes. These credits have also increased consistent with increased synfuel production. Net income, including the equity method losses, tax benefits, and tax credits, generated from the investment in Pace Carbon totaled $2.8 million and $1.4 million, respectively, for the three months ended September 30, 2003 and 2002, and totaled $7.6 million and $3.5 million, respectively, for the nine months ended September 30, 2003 and 2002.

For the three months ended September 30, 2003 and 2002, total synfuel-related results, which reflect earnings from the investment in Pace Carbon and Fuels' synfuel-related fees, were $3.6 million and $2.0 million, respectively. For the nine months ended September 30, 2003 and 2002, synfuel-related results were $10.2 million and $5.0 million, respectively.

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

As a partner in Pace Carbon, Vectren has reflected total tax credits under
Section 29 in its consolidated results through September 30, 2003, of approximately $35 million. Vectren has been in a position to fully utilize the credits generated and continues to project full utilization.

In June 2003, the IRS, in an industry-wide announcement, stated that it would review the scientific validity of test procedures and results presented as evidence of significant chemical change. During this review, the IRS suspended the issuance of new private letter rulings on that subject. In October 2003, the IRS completed its review and determined that the test procedures and results used by taxpayers are scientifically valid if the procedures are applied in a consistent and unbiased manner. Also, the IRS will issue new private letter rulings based on revised standards. The IRS stated it has continuing concerns regarding the sampling and data/record retention practices prevalent in the synthetic fuels industry. The IRS plans to issue guidance extending new record/data retention requirements to taxpayers already holding private letter rulings on the issue of significant chemical change.

During June 2001, the IRS began a tax audit of Pace Carbon for the 1998 tax year and later expanded the audit to include tax years 1999, 2000, and 2001. Based on conclusions reached in the industry-wide review and recently issued private letter rulings involving other synthetic fuel facilities, Vectren believes chemical change issues from these audits may soon be resolved. However, the IRS has not directly notified Pace Carbon of any resolution.

Vectren believes that it is justified in its reliance on the private letter rulings for the Pace Carbon facilities, that the test results that Pace Carbon presented to the IRS in connection with its private letter rulings are scientifically valid, and that Pace Carbon has operated its facilities in compliance with its private letter rulings and Section 29 of the Internal Revenue Code. However, at this time, Vectren cannot provide any assurance as to the outcome of these audits concerning the issue of chemical change or any other issue raised during the audits relative to its investment in Pace Carbon.

Utility Infrastructure Services

Utility Infrastructure Services provides underground construction and repair of utility infrastructure services to the Company and to other gas, water, electric, and telecommunications companies as well as facilities locating and meter reading services through its investment in Reliant Services, LLC (Reliant). Reliant is a 50% owned strategic alliance with an affiliate of Cinergy Corp. and is accounted for using the equity method of accounting. Reliant's losses have increased in 2003 primarily due to cutbacks of underground construction and repair projects from gas distribution utility customers, which began in the later part of 2002. In the current quarter, Reliant returned to profitability due to an increase in construction and repair projects as utilities are beginning to return to historical expenditure levels.

Broadband

Broadband invests in broadband communication services such as cable television, high-speed Internet, and advanced local and long distance phone services. The Company has an approximate 1% equity interest and a convertible subordinated debt investment in Utilicom Networks, LLC (Utilicom) that if converted bring the Company's ownership interest up to 12%. Utilicom is a provider of bundled communication services focusing on last mile delivery to residential and commercial customers. The Company also has an 18.9% equity interest in SIGECOM Holdings, Inc. (Holdings), which was formed by Utilicom to hold interests in SIGECOM, LLC (SIGECOM). SIGECOM provides broadband services to the greater Evansville, Indiana area.

The equity investments in Utilicom and Holdings are accounted for using the cost method of accounting. As a result, for the three and nine months ended September 30, 2003 and 2002, these investments had no significant impact on the Company's operating results.

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

In addition to its Utilicom-related investment, the Company also had an investment in First Mile, a small broadband entity located in Indianapolis, Indiana. During the nine months ended September 30, 2003, the Company disposed of its First Mile investment at a loss recorded in other-net totaling $2.0 million ($1.2 after tax).

Other Businesses

The Other Businesses Group includes a variety of wholly owned operations and investments. The significant activities that affected the nonregulated results of operations during the three and nine months ended September 30, 2003 compared to 2002 are the wholly owned operations of Vectren Retail, LLC (Vectren Retail) and Vectren Communication Services, Inc. (VCS), and the Company's investment in CIGMA, LLC (CIGMA).

Vectren Retail provides natural gas and other related products and services primarily in Ohio, serving customers opting for choice among energy providers. Vectren Retail began operations in 2001 and continues to incur startup costs. During the three and nine months ended September 30, 2003, these start up costs have increased operating expenses approximately $0.7 million and $2.5 million, respectively, compared to the same periods in 2002. For the three months ended September 30, 2003, Vectren Retail incurred an operating loss of approximately $1.5 million on sales of $4.5 million compared to an operating loss of $0.9 million on sales of $0.8 million in the prior year. For the nine months ended September 30, 2003, Vectren Retail incurred an operating loss of approximately $3.0 million on sales of $25.1 million compared to an operating loss of $2.7 million on sales of $2.9 million in the prior year. To date, these operations have operated at a planned loss, consistent with expectations. The net loss for the quarter was $1.0 million in 2003 and $0.6 million in 2002. Year to date, the net loss was $2.0 million in 2003 and $1.7 million in 2002. Losses during non-heating periods are expected due to the seasonal nature of Vectren Retail's operations.

VCS is a wholly owned broadband consulting company. For the three and nine months ended September 30, 2003, operating income contributed by VCS increased $0.2 million and $1.0 million, respectively, when compared to the prior year. The increase is primarily due to charges incurred in 2002 related to the settlement of construction contracts and the reorganization of its operations, allowing it to focus on consulting services. For the three months ended September 30, 2003 and 2002, net loss incurred by VCS was $0.4 million and $0.5 million, respectively. For the nine months ended September 30, 2003 and 2002, net loss incurred by VCS was $1.4 million and $2.2 million, respectively.

In the third quarter 2003, the Company sold its investment in CIGMA, LLC (CIGMA), a joint venture between the Company and a subsidiary of Citizens Gas. In that transaction, substantially all of CIGMA's assets were sold to McJunkin Corporation. CIGMA had been engaged in utility materials management for the Company's utility subsidiaries, Citizens Gas & Coke Utility, and others. As a result of the transaction, the Company realized a small after-tax gain, and year-to-date has received cash distributions from CIGMA of $4.9 million.

     United States Securities and Exchange Commission (SEC) Informal Inquiry

As more fully described in Note 3 to these consolidated condensed financial statements and in Note 3 to the 2002 consolidated financial statements filed on Form 10-K/A, the Company restated its consolidated financial statements for 2000, 2001, and 2002 quarterly results. The Company is cooperating with the SEC in an informal inquiry with respect to this previously announced restatement, has met with the staff of the SEC, and has provided information in response to their requests.

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

SFAS 149

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS 149). SFAS 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of FASB Statement No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." SFAS 149 amends SFAS 133 to reflect decisions that were made (1) as part of the process undertaken by the Derivatives Implementation Group (DIG), which necessitated amending SFAS 133; (2) in connection with other projects dealing with financial instruments; and (3) regarding implementation issues related to the application of the definition of a derivative. SFAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions and (2) for hedging relationships designated after June 30. The guidance is to be applied prospectively. The adoption did not have a material effect on the Company's financial statements.

SFAS 150

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (SFAS 150). SFAS 150 requires issuers to classify as liabilities the following three types of freestanding financial instruments: mandatorily redeemable financial instruments; obligations to repurchase the issuer's equity shares by transferring assets; and certain obligations to issue a variable number of shares. SFAS 150 is effective immediately for all financial instruments entered into or modified after May 31, 2003. For all other instruments, SFAS 150 applies to the Company's third quarter of 2003. The Company has approximately $200,000 of outstanding preferred stock of a subsidiary that is redeemable on terms outside the Company's control. However, the preferred stock is not redeemable on a specified or determinable date or upon an event that is certain to occur. Therefore, SFAS 150's adoption did not affect the Company's results of operations or financial condition.

FASB Interpretation (FIN) 45

In November 2002, the FASB issued FIN 45. FIN 45 clarifies the requirements for a guarantor's accounting for and disclosure of certain guarantees issued and outstanding and that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligations it has undertaken. The initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Since that date, the adoption has not had a material effect on the Company's results of operations or financial condition. The incremental disclosure requirements are included in these financial statements in Note 9.

FIN 46

In January 2003, the FASB issued Interpretation 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 addresses consolidation by business enterprises of variable interest entities (VIE) and significantly changes the consolidation requirements for those entities. FIN 46 is intended to achieve more consistent application of consolidation policies related to VIE's and, thus improves comparability between enterprises engaged in similar activities when those activities are conducted through VIE's. FIN 46 currently applies to VIE's created after January 31, 2003, and to VIE's in which an enterprise obtains an interest after that date. For entities created prior to January 31, 2003, FIN 46 is to be adopted on December 31, 2003.

The Company has neither created nor obtained an interest in a VIE since January 31, 2003. Certain other entities that the Company was involved with prior to that date, including limited partnership investments that operate affordable housing projects, are still being evaluated to determine if the entity is a VIE and, if so, if Vectren is the primary beneficiary. If these entities are determined to be VIE's and Vectren is determined to be the primary beneficiary, the effect to the Company's financial statements would not be material.

EITF 03-11

The EITF has recently released guidance on when gross or net presentation on the income statement for derivative instruments not held for trading purposes is appropriate. The guidance is effective for the Company's fourth quarter, and the Company is currently determining the impacts, if any, that will result from implementing that guidance.

                               Financial Condition

Within Vectren's consolidated group, VUHI funds short-term and long-term financing needs of the utility group operations, and Vectren Capital Corp (Vectren Capital) funds short-term and long-term financing needs of the nonregulated and corporate operations. Vectren Corporation guarantees Vectren Capital's debt, but does not guarantee VUHI's debt. Vectren Capital's long-term and short-term obligations outstanding at September 30, 2003, totaled $113.0 million and $55.3 million, respectively. VUHI's outstanding long-term and short-term borrowing arrangements are jointly and severally guaranteed by Indiana Gas, SIGECO, and VEDO. VUHI's long-term and short-term obligations outstanding at September 30, 2003, totaled $547.5 million and $142.5 million, respectively. Additionally, prior to VUHI's formation, Indiana Gas and SIGECO funded their operations separately, and therefore, have long-term debt outstanding funded solely by their operations.

The Company's common stock dividends are primarily funded by utility operations. Nonregulated operations have demonstrated sustained profitability, and the ability to generate cash flows. These cash flows are used to fund a portion of the Company's dividends, are reinvested in other nonregulated ventures and from time to time may be reinvested in utility operations or used for corporate expenses.

VUHI's and Indiana Gas' credit ratings on outstanding senior unsecured debt at September 30, 2003, are A-/Baa1 as rated by Standard and Poor's Ratings Services (Standard and Poor's) and Moody's Investors Service (Moody's), respectively. SIGECO's credit ratings on outstanding senior unsecured debt are BBB+/Baa1. SIGECO's credit ratings on outstanding secured debt are A-/A3. VUHI's commercial paper has a credit rating of A-2/P-2. Vectren Capital's senior unsecured debt is rated BBB+/Baa2. Moody's current outlook is stable while Standard and Poor's current outlook is negative. The ratings of Moody's and Standard and Poor's are categorized as investment grade and are unchanged from December 31, 2002. In July 2003, Standard and Poor's reaffirmed its ratings, and Moody's reaffirmed its ratings on VUHI's senior unsecured debt. A security rating is not a recommendation to buy, sell, or hold securities. The rating is subject to revision or withdrawal at any time, and each rating should be evaluated independently of any other rating. Standard and Poor's and Moody's lowest level investment grade rating is BBB- and Baa3, respectively.

The Company's consolidated equity capitalization objective is 45-55% of total capitalization. This objective may have varied, and will vary, depending on particular business opportunities, capital spending requirements, and seasonal factors that affect the Company's operation. The Company's equity component was 49% and 46% of total capitalization, including current maturities of long-term debt and long-term debt subject to tender, at September 30, 2003, and December 31, 2002, respectively.

The Company expects the majority of its capital expenditures, investments, and debt security redemptions to be provided by internally generated funds. However, due to significant capital expenditures for NOx compliance equipment at SIGECO and to further strengthen the Company's capital structure and the capital structures of VUHI and its utility subsidiaries, the Company has completed certain financing transactions as more fully described below.

Sources & Uses of Liquidity

Operating Cash Flow

The Company's primary and historical source of liquidity to fund working capital requirements has been cash generated from operations, which for the nine months ended September 30, 2003 and 2002, was $136.0 million and $263.1 million, respectively. The decrease of $127.1 million is primarily the result of favorable changes in working capital accounts occurring in 2002 due to a return to lower gas prices in that year and higher gas prices in the current year, offset by increased earnings before non-cash charges in 2003.

Financing Cash Flow

Although working capital requirements are generally funded by cash flow from operations, the Company uses short-term borrowings to supplement working capital needs when accounts receivable balances are at their highest and gas storage is refilled. Additionally, short-term borrowings are required for capital projects and investments until they are permanently financed.

Cash flow required for financing activities of $8.8 million for the nine months ended September 30, 2003, includes the effects of the permanent financing executed during the third quarter in which approximately $366 million in equity, debt, and hedging net proceeds were received and used to retire higher coupon long-term debt and other short term borrowings. In 2002, higher operating cash flow was used to repay short-term borrowings. Common stock dividends have increased in 2003 compared to 2002.

Financing Transactions

Equity Issuance
In March 2003, the Company filed a registration statement with the Securities and Exchange Commission with respect to a public offering of authorized but previously unissued shares of common stock. In August 2003, the registration became effective, and an agreement was reached to sell approximately 7.4 million shares to a group of underwriters. The net proceeds totaled $163.2 million and were utilized entirely by VUHI and VUHI's subsidiaries to repay short-term borrowings and to retire long-term debt with higher interest rates.

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

Shortly before these issues, the Company entered into several treasury locks with a total notional amount of $150.0 million. Upon issuance of the debt, the treasury locks were settled resulting in the receipt of $5.7 million in cash. The value received is being amortized as a reduction of interest expense over the life of the issues.

The net proceeds from the sale of the senior notes and settlement of related hedging arrangements approximated $203 million and was used to repay short-term borrowing and to retire long-term debt with higher interest rates.

SIGECO and Indiana Gas Debt Call
During 2003, the Company called two first mortgage bonds outstanding at SIGECO and two senior unsecured notes outstanding at Indiana Gas. The first SIGECO bond had a principal amount of $45.0 million, an interest rate of 7.60%, was originally due in 2023, and was redeemed at 103.745% of its stated principal amount. The second SIGECO bond had a principal amount of $20.0 million, an interest rate of 7.625%, was originally due in 2025, and was redeemed at 103.763% of the stated principal amount.

The first Indiana Gas note had a remaining principal amount of $21.3 million, an interest rate of 9.375%, was originally due in 2021, and was redeemed at 105.525% of the stated principal amount. The second Indiana Gas note had a principal amount of $13.5 million, an interest rate of 6.75%, was originally due in 2028, and was redeemed at the principal amount.

Pursuant to regulatory authority, the premiums paid to retire these notes totaling $3.6 million were deferred as a regulatory asset.

Other Financing Transactions
In January, 2003, other debt of Indiana Gas totaling $17.5 million and of SIGECO totaling $1.0 million was retired.

At December 31, 2002, the Company had $26.6 million of adjustable rate senior unsecured bonds which could, at the election of the bondholder, be tendered to the Company when interest rates are reset. Such bonds were classified as long-term debt subject to tender. During the second quarter, the Company re-marketed those bonds on a long-term basis and has therefore reclassified them as long-term debt at September 30, 2003.

Investing Cash Flow

Cash required for investing activities of $140.6 million for the nine months ended September 30, 2003, includes $150.7 million of requirements for capital expenditures. Investing activities for 2002 were $148.9 million. The decrease occurring in 2003 principally results from collections of notes receivable and distributions by unconsolidated affiliates offset by slightly higher capital expenditures.

Available Sources of Liquidity

At September 30, 2003, the Company has $531 million of short-term borrowing capacity, including $351 million for the Utility Group and $180 million for the wholly owned Nonregulated Group and corporate operations, of which approximately $208 million is available for the Utility Group operations and approximately $125 million is available for the wholly owned Nonregulated Group and corporate operations. Effective January 1, 2003, the Company transferred assets which primarily supported the Utility Group's operations to VUHI which made available approximately $90 million of additional nonregulated and corporate capacity.

Beginning in 2003, the Company began issuing new shares to satisfy dividend reinvestment plan requirements. During the nine months ended September 30, 2003, new issues from stock plans added additional liquidity of approximately of $4 million, compared to 2002.

Potential Uses of Liquidity

Planned Capital Expenditures & Investments

Investments in nonregulated unconsolidated affiliates and total company capital expenditures for the remainder of 2003 and for the year ended December 31, 2004 are estimated to be approximately $85 million and $280 million, respectively.

Ratings Triggers

At September 30, 2003, $113.0 million of Vectren Capital's senior unsecured notes were subject to cross-default and ratings trigger provisions that would provide that the full balance outstanding is subject to prepayment if the ratings of Indiana Gas' or SIGECO's most senior securities declined to BBB/Baa2. In addition, accrued interest and a make whole amount based on the discounted value of the remaining payments due on the notes would also become payable. The credit rating of Indiana Gas' senior unsecured debt and SIGECO's secured debt remain one level and two levels, respectively, above the ratings trigger.

Other Guarantees and Letters of Credit

In the normal course of business, Vectren Corporation issues guarantees to third parties on behalf of its consolidated subsidiaries and unconsolidated affiliates. Such guarantees allow those subsidiaries and affiliates to execute transactions on more favorable terms than the subsidiary or affiliate could obtain without such a guarantee. Guarantees may include posted letters of credit, leasing guarantees, and performance guarantees. As of September 30, 2003, guarantees issued and outstanding on behalf of unconsolidated affiliates approximated $6 million. In addition, the Company has also issued a guarantee approximating $4 million related to the residual value of an operating lease that expires in 2006. Through September 30, 2003, the Company has not been called upon to satisfy any obligations pursuant to its guarantees.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2003, the Company carried out an evaluation under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness and the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective at providing reasonable assurance that material information relating to the Company required to be disclosed by the Company in its filings under the Securities Exchange Act of 1934 (Exchange Act) is brought to their attention on a timely basis.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2003, there have been no significant changes to the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is party to various legal proceedings arising in the normal course of business. In the opinion of management, there are no legal proceedings pending against the Company that are likely to have a material adverse effect on its financial position or results of operations. See Note 10 of its unaudited consolidated condensed financial statements included in Part 1 Item 1 Financial Statements regarding the Clean Air Act and related legal proceedings.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Certifications
31.1 Certification Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002-Chief Executive Officer

31.2 Certification Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002-Chief Financial Officer

32   Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

Other Exhibits
3.1 Amended and Restated Code of By-Laws of Vectren Corporation as of October 29, 2003.

(b)  Reports On Form 8-K During The Last Calendar Quarter
On July 11, 2003, Vectren Corporation filed a Current Report on Form 8-K with respect to adjusting 2003 earnings guidance and to address recent announcements related to the production of synthetic fuel. Portions of this information were furnished to the SEC
         Item 5.  Other Events and Regulation FD Disclosure
         Item 7.  Exhibits
               99.1 - Press Release - Vectren Corporation adjusts 2003 earnings guidance and addresses recent announcements related to the production of synthetic fuel
               99.2 - Cautionary Statement for Purposes of the "Safe Harbor"
                      Provisions of the Private Securities Litigation Reform Act of 1995
         Item 9. Regulation FD Disclosure and Item 12. Results of Operations and Financial Condition

On July 22, 2003, Vectren Corporation filed a Current Report on Form 8-K with respect to the release of financial information to the investment community regarding the Company's results of operations, for the three, six, and twelve month periods ended June 30, 2003. The financial information was released to the public through this filing.
         Item 5.  Other Events and Regulation FD Disclosure
         Item 7. Exhibits
               99.1 - Vectren Corporation Consolidated Statement of Income for
                      the three and six months ended June 30, 2003 and 2002
               99.2 - Vectren Utility Holdings, Inc. Consolidated Statement of
                      Income for the three and six months ended June 30, 2003 and 2002
               99.3 - Vectren Corporation Operating Highlights
               99.4 - Cautionary Statement for Purposes of the "Safe Harbor"
                      Provisions of the Private Securities Litigation Reform Act of 1995

On July 23, 2003, Vectren Corporation furnished information to the SEC on a Current Report on Form 8-K with respect to the release of financial information to the investment community regarding the Company's results of operations, for the three, six, and twelve month periods ended June 30, 2003. The financial information was released to the public through this filing.
         Item 7.  Exhibits

               99.1 - Press Release - Vectren Corporation Reports 2nd Quarter
                      2003 Results

               99.2 - Press Release - Vectren Corporation Declares Regular
                      Quarterly Dividend

               99.3 - Cautionary Statement for Purposes of the "Safe Harbor"
                      Provisions of the Private Securities Litigation Reform Act of 1995 Item 9. Regulation FD Disclosure and Item 12. Results of Operations and Financial Condition

On July 25, 2003, Vectren Corporation furnished information to the SEC on a Current Report on Form 8-K to announce the pricing of $200 million in senior unsecured notes in two tranches of $100 million each through its wholly-owned subsidiary, Vectren Utility Holdings, Inc.
         Item 7.  Exhibits
               99.1 - Press Release- Vectren Corporation Sells $200 Million in
                      Debt
               99.2 - Cautionary Statement for Purposes of the "Safe Harbor"
                      Provisions of the Private Securities Litigation Reform Act of 1995
         Item 9. Regulation FD Disclosure and Item 12. Results of Operations and Financial Condition

On August 1, 2003, Vectren Corporation furnished information to the SEC on a Current Report on Form 8-K to announce it plans to issue 6.5 million new shares of the Company's common stock. Also attached is income statement, cash flow statement, and balance sheet data as of and for the six months ended June 30, 2003 and 2002.
         Item 7.  Exhibits
               99.1 - Press Release- Vectren Corporation Announces Equity
                      Offering of 6.5 Million Shares 99.2 - Selected Financial Data
               99.3 - Cautionary Statement for Purposes of the "Safe Harbor"
                      Provisions of the Private Securities Litigation Reform Act of 1995
         Item 9.  Regulation FD Disclosure

On August 4, 2003, Vectren Corporation filed a Current Report on Form 8-K with respect to updates on various matters incident to the Company's equity offering.
         Item 5. Other Events and Regulation FD Disclosure
         Item 7.  Exhibits
               99.1 - Selected Financial Data
               99.2 - Cautionary Statement for Purposes of the "Safe Harbor"
                      Provisions of the Private Securities Litigation Reform Act of 1995

On August 11, 2003, Vectren Corporation filed a Current Report on Form 8-K with respect to certain underwriting agreements related to an equity offering.
         Item 5. Other Events
         Item 7.  Exhibits
               Exhibit 1 - Underwriting Agreement dated as of August 7, 2003
               Exhibit 5 - Opinion of Barnes & Thornburg

On August 18, 2003, Vectren Corporation filed a Current Report on Form 8-K with respect to updates on various regulatory matters in Ohio.
         Item 5.  Other Events and Regulation FD Disclosure
         Item 7.  Exhibits
               99.1 - Cautionary Statement for Purposes of the "Safe Harbor"
                      Provisions of the Private Securities Litigation Reform Act of 1995

On August 29, 2003, Vectren Corporation filed a Current Report on Form 8-K to announce that $163.2 million of net proceeds had been generated from the sale of 7,441,400 shares of common stock.
         Item 5.  Other Events and Regulation FD Disclosure
         Item 7.  Exhibits
               99.1 - Press Release- Vectren Corporation Completes Equity
                      Offering
               99.2 - Cautionary Statement for Purposes of the "Safe Harbor"
                      Provisions of the Private Securities Litigation Reform Act of 1995


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               VECTREN CORPORATION
                               -------------------
                                    Registrant




November 12, 2003                               /s/Jerome A. Benkert, Jr.
                                                -------------------------
                                                Jerome A. Benkert, Jr.
                                                Executive Vice President &
                                                Chief Financial Officer
                                                (Principal Financial Officer)



                                                /s/M. Susan Hardwick
                                                ----------------------------
                                                M. Susan Hardwick
                                                Vice President & Controller
                                                (Principal Accounting Officer)