Form 10-Q
period 2004-03-31
VECTREN CORP
filed 2004-05-10
CIK 1096385

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number:   1-15467

                                 VECTREN CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  INDIANA                                  35-2086905
-------------------------------------------         --------------------------
     (State or other jurisdiction of                      (IRS Employer
      incorporation or organization)                    Identification No.)



                 20 N.W. 4th Street, Evansville, Indiana, 47708
          ------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock - Without Par Value          75,867,037         April 30, 2004
--------------------------------          ----------         --------------
            Class                      Number of Shares           Date

                                Table of Contents

Item                                                                      Page
Number                                                                   Number
                          PART I. FINANCIAL INFORMATION
  1     Financial Statements (Unaudited)
        Vectren Corporation and Subsidiary Companies
           Consolidated Condensed Balance Sheets                           1-2
           Consolidated Condensed Statements of Income                      3
           Consolidated Condensed Statements of Cash Flows                  4
        Notes to Unaudited Consolidated Condensed Financial Statements      5
  2     Management's Discussion and Analysis of Results of Operations
        and Financial Condition                                            16
  3     Quantitative and Qualitative Disclosures About Market Risk         32
  4     Controls and Procedures                                            32
                           PART II. OTHER INFORMATION
  1     Legal Proceedings                                                  33
  6     Exhibits and Reports on Form 8-K                                   33
        Signatures                                                         34


                                   Definitions

AFUDC:  allowance for funds used         MMBTU:  millions of British thermal
  during construction                      units
APB:  Accounting Principles Board        MW:  megawatts

EITF:  Emerging Issues Task Force        MWh/GWh:  megawatt hours/millions of
                                           megawatt hours (gigawatt hours)
FASB:  Financial Accounting Standards    NOx:  nitrogen oxide
  Board
FERC:  Federal Energy Regulatory         OUCC:  Indiana Office of the Utility
  Commission                               Consumer Counselor
IDEM:  Indiana Department of             PUCO:  Public Utilities Commission of
  Environmental Management                  Ohio
IURC:  Indiana Utility Regulatory        SFAS:  Statement of Financial
  Commission                               Accounting Standards
MCF/BCF:  millions/billions of           USEPA:  United States Environmental
  cubic feet                               Protection Agency
MDth/MMDth: thousands/millions           Throughput:  combined gas sales and
  of dekatherms                            gas transportation volumes

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  VECTREN CORPORATION AND SUBSIDIARY COMPANIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Unaudited - In millions)


                                                March 31,         December 31,
-------------------------------------------------------------------------------
                                                   2004                2003
-------------------------------------------------------------------------------
                           ASSETS

Current Assets
   Cash & cash equivalents                      $    24.6           $    15.3
   Accounts receivable - less reserves
       of $2.4 & 3.2, respectively                  174.0               137.3
   Accrued unbilled revenues                        102.7               137.8
   Inventories                                       47.3                70.4
   Recoverable fuel & natural gas costs               8.9                20.3
   Prepayments & other current assets                29.7               131.1
-------------------------------------------------------------------------------
        Total current assets                        387.2               512.2
-------------------------------------------------------------------------------
Utility Plant
   Original cost                                  3,280.9             3,250.7
   Less:  accumulated depreciation &
      amortization                                1,258.2             1,247.0
-------------------------------------------------------------------------------
        Net utility plant                         2,022.7             2,003.7
-------------------------------------------------------------------------------
Investments in unconsolidated affiliates            193.8               176.1
Other investments                                   121.4               122.9
Non-utility property - net                          221.6               222.3
Goodwill - net                                      205.0               205.0
Regulatory assets                                    84.8                89.6
Other assets                                         22.6                21.6
-------------------------------------------------------------------------------
TOTAL ASSETS                                    $ 3,259.1           $ 3,353.4
===============================================================================

The accompanying notes are an integral part of these consolidated condensed financial statements.

                  VECTREN CORPORATION AND SUBSIDIARY COMPANIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Unaudited - In millions)


                                                    March 31,      December 31,
--------------------------------------------------------------------------------
                                                       2004             2003
--------------------------------------------------------------------------------
        LIABILITIES & SHAREHOLDERS' EQUITY

Current Liabilities
   Accounts payable                                 $    62.0        $    85.3
   Accounts payable to affiliated companies              54.4             86.4
   Accrued liabilities                                  171.0            109.3
   Short-term borrowings                                131.0            274.9
   Current maturities of long-term debt                  15.0             15.0
   Long-term debt subject to tender                      13.5             13.5
--------------------------------------------------------------------------------
       Total current liabilities                        446.9            584.4
--------------------------------------------------------------------------------
Long-term Debt - Net of Current Maturities
    & Debt Subject to Tender                          1,072.8          1,072.8

Deferred Income Taxes & Other Liabilities
   Deferred income taxes                                234.5            235.4
   Regulatory liabilities & other removal costs         239.0            235.0
   Deferred credits & other liabilities                 155.4            153.6
--------------------------------------------------------------------------------
       Total deferred credits & other liabilities       628.9            624.0
--------------------------------------------------------------------------------
Minority Interest in Subsidiary                           0.3              0.3

Commitments & Contingencies (Notes 7-10)

Cumulative, Redeemable Preferred Stock of
       a Subsidiary                                       0.1              0.2

Common Shareholders' Equity
   Common stock (no par value) - issued &
       outstanding 75.9 and 75.6, respectively          523.3            520.4
   Retained earnings                                    595.7            562.4
   Accumulated other comprehensive loss                  (8.9)           (11.1)
--------------------------------------------------------------------------------
       Total common shareholders' equity              1,110.1          1,071.7
--------------------------------------------------------------------------------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY            $ 3,259.1        $ 3,353.4
================================================================================

The accompanying notes are an integral part of these consolidated condensed financial statements.

                  VECTREN CORPORATION AND SUBSIDIARY COMPANIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                (Unaudited - In millions, except per share data)


                          Three Months Ended March 31,
----------------------------------------------------------------------------
                                                 2004                 2003
----------------------------------------------------------------------------
OPERATING REVENUES
   Gas utility                                 $ 505.1              $ 509.2
   Electric utility                               88.8                 83.5
   Energy services & other                        51.4                 33.6
----------------------------------------------------------------------------
        Total operating revenues                 645.3                626.3
----------------------------------------------------------------------------
OPERATING EXPENSES
   Cost of gas sold                              365.6                364.8
   Fuel for electric generation                   22.9                 20.8
   Purchased electric energy                       4.4                  4.5
   Cost of energy services & other                40.0                 25.5
   Other operating                                68.6                 62.6
   Depreciation & amortization                    32.5                 31.4
   Taxes other than income taxes                  22.7                 22.0
----------------------------------------------------------------------------
        Total operating expenses                 556.7                531.6
----------------------------------------------------------------------------
OPERATING INCOME                                  88.6                 94.7
OTHER INCOME (EXPENSE)
   Equity in earnings of unconsolidated
      affiliates                                  16.9                  8.8
   Other income (expense) - net                   (5.7)                (1.1)
----------------------------------------------------------------------------
        Total other income                        11.2                  7.7
----------------------------------------------------------------------------
Interest expense                                  19.3                 18.9
----------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                        80.5                 83.5
----------------------------------------------------------------------------
Income taxes                                      25.7                 27.7
Minority interest in & preferred dividend
     requirements of subsidiaries                    -                  0.1
----------------------------------------------------------------------------
NET INCOME                                     $  54.8              $  55.7
============================================================================

AVERAGE COMMON SHARES OUTSTANDING                 75.5                 67.7
DILUTED COMMON SHARES OUTSTANDING                 75.8                 67.8

EARNINGS PER SHARE OF COMMON STOCK:
      BASIC                                    $  0.73              $  0.82
      DILUTED                                  $  0.72              $  0.82

DIVIDENDS DECLARED PER SHARE OF
      COMMON STOCK                             $  0.29              $  0.28


The accompanying notes are an integral part of these consolidated condensed financial statements.

                  VECTREN CORPORATION AND SUBSIDIARY COMPANIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (Unaudited - In millions)

                                                    Three Months Ended March 31,
--------------------------------------------------------------------------------
                                                        2004            2003
--------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                           $ 54.8          $ 55.7
  Adjustments to reconcile net income to cash
            from operating activities:
    Depreciation & amortization                          32.5            31.4
    Deferred income taxes & investment tax credits       (2.3)            4.0
    Equity in earnings of unconsolidated affiliates     (16.9)           (8.8)
    Net unrealized (gain) on derivative instruments      (2.8)           (0.9)
    Pension & postretirement periodic benefit cost        4.3             3.5
    Other non-cash charges - net                         11.2             4.6
    Changes in working capital accounts:
      Accounts receivable & accrued unbilled revenue     (5.6)          (23.9)
      Inventories                                        21.6            18.6
      Recoverable fuel & natural gas costs               11.4            10.2
      Prepayments & other current assets                107.9            68.1
      Accounts payable, including to affiliated
          companies                                     (55.3)          (66.9)
      Accrued liabilities                                60.6            29.0
    Changes in noncurrent assets                         (1.0)           (3.5)
    Changes in noncurrent liabilities                    (2.8)           (0.1)
--------------------------------------------------------------------------------
      Net cash flows from operating activities          217.6           121.0
--------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from stock option exercises &
      other stock plans                                   2.3             2.2
  Requirements for:
    Dividends on common stock                           (21.5)          (18.6)
    Retirement of long-term debt                            -           (39.9)
    Redemption of preferred stock of subsidiary          (0.1)           (0.1)
  Net change in short-term borrowings                  (143.9)          (17.6)
--------------------------------------------------------------------------------
      Net cash flows from financing activities         (163.2)          (74.0)
--------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from:
    Unconsolidated affiliate distributions                2.0             0.9
    Notes receivable & other collections                  0.6             9.0
  Requirements for:
    Capital expenditures, excluding AFUDC equity        (44.5)          (44.2)
    Unconsolidated affiliate investments                 (3.2)           (5.2)
    Notes receivable & other investments                    -            (4.0)
--------------------------------------------------------------------------------
      Net cash flows from investing activities          (45.1)          (43.5)
--------------------------------------------------------------------------------
Net increase in cash & cash equivalents                   9.3             3.5
Cash & cash equivalents at beginning of period           15.3            25.1
--------------------------------------------------------------------------------
Cash & cash equivalents at end of period               $ 24.6          $ 28.6
================================================================================

The accompanying notes are an integral part of these consolidated condensed financial statements.

                  VECTREN CORPORATION AND SUBSIDIARY COMPANIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   Organization and Nature of Operations

Vectren Corporation (the Company or Vectren), an Indiana corporation, is an energy and applied technology holding company headquartered in Evansville, Indiana. The Company's wholly owned subsidiary, Vectren Utility Holdings, Inc.
(VUHI), serves as the intermediate holding company for its three operating public utilities: Indiana Gas Company, Inc. (Indiana Gas or Vectren North), Southern Indiana Gas and Electric Company (SIGECO or Vectren South), and the Ohio operations. VUHI also has other assets that provide information technology and other services to the three utilities. Both Vectren and VUHI are exempt from registration pursuant to Section 3(a)(1) and 3(c) of the Public Utility Holding Company Act of 1935.

Indiana Gas provides natural gas distribution and transportation services to a diversified customer base in 49 of Indiana's 92 counties. SIGECO provides electric generation, transmission, and distribution services to 8 counties in southwestern Indiana, including counties surrounding Evansville, and participates in the wholesale power market. SIGECO also provides natural gas distribution and transportation services to 10 counties in southwestern Indiana, including counties surrounding Evansville. Indiana Gas and SIGECO generally do business as Vectren Energy Delivery of Indiana, Inc. The Ohio operations, owned as a tenancy in common by Vectren Energy Delivery of Ohio, Inc. (VEDO), a wholly owned subsidiary, (53% ownership) and Indiana Gas (47% ownership), provide natural gas distribution and transportation services to 17 counties in west central Ohio, including counties surrounding Dayton. VUHI's consolidated operations are collectively referred to as the Utility Group.

The Company is also involved in nonregulated activities in four primary business areas: Energy Marketing and Services, Coal Mining, Utility Infrastructure Services, and Broadband (collectively, the Nonregulated Group). Energy Marketing and Services markets natural gas and provides energy management services, including energy performance contracting services. Coal Mining mines and sells coal and generates IRS Code Section 29 investment tax credits relating to the production of coal-based synthetic fuels. Utility Infrastructure Services provides underground construction and repair, facilities locating, and meter reading services. Broadband invests in broadband communication services such as analog and digital cable television, high-speed Internet and data services, and advanced local and long distance phone services. In addition, the Nonregulated Group has other businesses that provide utility services and municipal broadband consulting, and that invest in energy-related opportunities, real estate, and leveraged leases. The Nonregulated Group supports the Company's regulated utilities pursuant to service contracts by providing natural gas supply services, coal, utility infrastructure services, and other services.

2.   Basis of Presentation

The interim consolidated condensed financial statements included in this report have been prepared by the Company, without audit, as provided in the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted as provided in such rules and regulations. The Company believes that the information in this report reflects all adjustments necessary to fairly state the results of the interim periods reported. These consolidated condensed financial statements and related notes should be read in conjunction with the Company's audited annual consolidated financial statements for the year ended December 31, 2003, filed on Form 10-K. Because of the seasonal nature of the Company's utility operations, the results shown on a quarterly basis are not necessarily indicative of annual results.

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

3.   Share-Based Compensation

The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations when measuring compensation expense for its share-based compensation plans.

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

Other Plans
In addition to its stock option plans, the Company also maintains restricted stock and phantom stock plans for executives and non-employee directors. In January 2004, 133,500 restricted shares at a fair value of $24.74 per share were issued to management. The shares vest over four years.

Compensation expense associated with these restricted stock and phantom stock plans for the three months ended March 31, 2004 and 2003, was $0.8 million ($0.5 million after tax) and $0.7 million ($0.4 million after tax), respectively. The amount of expense is consistent with the amount of expense that would have been recognized if the Company used the fair value based method described in SFAS No. 123 "Accounting for Stock Based Compensation" (SFAS 123), as amended, to value these awards.

Pro forma Information
Following is the effect on net income and earnings per share as if the fair value based method described in SFAS 123 had been applied to all share-based compensation plans:


                                                   Three Months Ended March 31,
-------------------------------------------------------------------------------
(In millions, except per share amounts)                      2004       2003
-------------------------------------------------------------------------------
Net Income:
    As reported                                             $ 54.8     $ 55.7
    Add: Share-based employee compensation included
            in reported net income - net of tax                0.5        0.4
    Deduct:  Total share-based employee compensation
            expense determined under fair value based
            method for all awards - net of tax                 0.7        0.7
-------------------------------------------------------------------------------
    Pro forma net income                                    $ 54.6     $ 55.4
===============================================================================

Basic Earnings Per Share:
         As reported                                        $ 0.73     $ 0.82
         Pro forma                                            0.73       0.82

Diluted Earnings Per Share:
         As reported                                        $ 0.72     $ 0.82
         Pro forma                                            0.72       0.82


4.   Comprehensive Income

Comprehensive income consists of the following:

                                                  Three Months Ended March 31,
------------------------------------------------------------------------------
(In millions)                                            2004       2003
------------------------------------------------------------------------------
Net income                                              $ 54.8     $ 55.7
Comprehensive income of unconsolidated
    affiliates - net of tax                                2.2        7.5
------------------------------------------------------------------------------
Total comprehensive income                              $ 57.0     $ 63.2
==============================================================================

Accumulated other comprehensive income arising from unconsolidated affiliates is the Company's portion of ProLiance Energy, LLC's and Reliant Services, LLC's accumulated comprehensive income related to its use of cash flow hedges, including commodity contracts and interest rate swaps, and the Company's portion of Haddington Energy Partners, LP's accumulated comprehensive income related to its unrealized gains and losses of "available for sale securities."

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

                                                   Three Months Ended March 31,
-------------------------------------------------------------------------------
(In millions, except per share data)                   2004            2003
-------------------------------------------------------------------------------
Numerator:
   Numerator for basic and diluted EPS -
      Net income                                      $ 54.8          $ 55.7
===============================================================================
Denominator:
   Denominator for basic EPS - Weighted average
       common shares outstanding                        75.5            67.7
   Conversion of stock options and lifting of
       restrictions on issued restricted stock           0.3             0.1
-------------------------------------------------------------------------------
   Denominator for diluted EPS - Adjusted weighted
       average shares outstanding and assumed
       conversions outstanding                          75.8            67.8
===============================================================================

Basic earnings per share                              $ 0.73          $ 0.82
Diluted earnings per share                            $ 0.72          $ 0.82


For the three months ended March 31, 2004 and 2003, options to purchase an additional 22,274 and 1,287,562, respectively, shares of the Company's common stock were outstanding, but were not included in the computation of diluted earnings per share because their effect would be antidilutive. Exercise prices for options excluded from the computation ranged from $24.90 to $25.59 in 2004 and from $22.54 to $25.59 in 2003.

6.   Retirement Plans & Other Postretirement Benefits

The Company maintains three qualified defined benefit pension plans, a nonqualified supplemental executive retirement plan (SERP), and three other postretirement benefit plans. The qualified pension plans and the SERP are aggregated under the heading "Pension Benefits." Other postretirement benefit plans are aggregated under the heading "Other Benefits."

Net Periodic Benefit Costs
A summary of the components of net periodic benefit cost follows:

                                                    Three Months Ended March 31,
--------------------------------------------------------------------------------
                                        Pension Benefits        Other Benefits
                                        ----------------       ----------------
(In millions)                            2004       2003        2004       2003
--------------------------------------------------------------------------------
Service cost                            $ 1.6      $ 1.5       $ 0.3      $ 0.2
Interest cost                             3.3        3.4         1.5        1.4
Expected return on plan assets           (3.3)      (3.7)       (0.2)      (0.2)
Amortization of prior service cost        0.2        0.2           -          -
Amortization of transitional (asset)
   obligation                               -       (0.1)        0.7        0.7
Amortization of actuarial loss (gain)     0.2        0.1           -       (0.1)
--------------------------------------------------------------------------------
      Net periodic benefit cost         $ 2.0      $ 1.4       $ 2.3      $ 2.0
================================================================================

Employer Contributions to Qualified Pension Plans
Currently, the Company expects to contribute approximately $6.6 million to its pension plant trusts for 2004. Through March 31, 2004, $1.3 million has been contributed to its pension plan trusts.

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

7.   Transactions with ProLiance Energy, LLC

ProLiance Energy, LLC (ProLiance), a nonregulated energy marketing affiliate of Vectren and Citizens Gas and Coke Utility, provides natural gas and related services to the Company. ProLiance's primary businesses include gas marketing, gas portfolio optimization, and other portfolio and energy management services. ProLiance's primary customers are utilities and other large end use customers.

Transactions with ProLiance
Purchases from ProLiance for resale and for injections into storage for the three months ended March 31, 2004 and 2003, totaled $247.9 million and $265.7 million, respectively. Amounts owed to ProLiance at March 31, 2004, and December 31, 2003, for those purchases were $53.8 million and $86.0 million, respectively, and are included in Accounts payable to affiliated companies. Amounts charged by ProLiance for gas supply services are established by supply agreements with each utility.

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

In 2003, ProLiance established reserves for amounts due from Huntsville Utilities due to uncertainties surrounding collection. ProLiance believes its actions were proper under the contract and amendments signed by the manager of Huntsville's Gas Utility, and is vigorously defending the suit. ProLiance is insured under a policy providing defense costs which may provide in whole or in part, indemnification within the policy limits for claims asserted against ProLiance. Accordingly, no other loss contingencies have been recorded at this time. However, it is not possible to predict or determine the outcome of this litigation and accordingly there can be no assurance that ProLiance will prevail. It is not currently expected that costs associated with this matter will have a material adverse effect on Vectren's consolidated financial position or liquidity but an unfavorable outcome could possibly be material to Vectren's earnings.

8.   Commitments & Contingencies

Legal Proceedings
The Company is party to various legal proceedings arising in the normal course of business. In the opinion of management, there are no legal proceedings pending against the Company that are likely to have a material adverse effect on its financial position or results of operations. See Note 7 regarding the ProLiance contingency and Note 9 regarding environmental matters.

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

As a partner in Pace Carbon, Vectren has reflected total tax credits under
Section 29 in its consolidated results through March 31, 2004, of approximately $43 million. Vectren has been in a position to fully utilize the credits generated and continues to project full utilization.

During June 2001, the IRS began a tax audit of Pace Carbon for the 1998 tax year and later expanded the audit to include tax years 1999, 2000, and 2001. Based on conclusions reached in an industry-wide review and recently issued private letter rulings involving other synthetic fuel facilities, Vectren believes these audits may soon be resolved. However, the IRS has not directly notified Pace Carbon of any resolution. Further, the Permanent Subcommittee on Investigations of the U.S. Senate's committee on Governmental Affairs has initiated an investigation on the subject of these income tax credits.

Vectren believes it is justified in its reliance on the private letter rulings for the Pace Carbon facilities, that the test results that Pace Carbon presented to the IRS in connection with its private letter rulings are scientifically valid, and that Pace Carbon has operated its facilities in compliance with its private letter rulings and Section 29 of the Internal Revenue Code. However, at this time, Vectren cannot provide any assurance as to the outcome that these uncertainties may have on Vectren's consolidated financial position or liquidity.

Guarantees & Product Warranties
Vectren Corporation issues guarantees to third parties on behalf of its unconsolidated affiliates. Such guarantees allow those affiliates to execute transactions on more favorable terms than the affiliate could obtain without such a guarantee. Guarantees may include posted letters of credit, leasing guarantees, and performance guarantees. As of March 31, 2004, guarantees issued and outstanding on behalf of unconsolidated affiliates approximated $6 million. The Company has also issued a guarantee approximating $4 million related to the residual value of an operating lease that expires in 2006.

Vectren Corporation has accrued no liabilities for these guarantees as they relate to guarantees issued among related parties or were executed prior to the adoption of FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". Liabilities accrued for, and activity related to, product warranties are not significant.

9.   Environmental Matters

NOx SIP Call Matter

The Company has initiated steps toward compliance with Indiana's State Implementation Plan (SIP) of the Clean Air Act (the Act). These steps include installing Selective Catalytic Reduction (SCR) systems at Culley Generating Station Unit 3 (Culley), Warrick Generating Station Unit 4, and A.B. Brown Generating Station Units 1 and 2. SCR systems reduce flue gas NOx emissions to atmospheric nitrogen and water using ammonia in a chemical reaction. This technology is known to currently be the most effective method of reducing nitrogen oxide (NOx) emissions where high removal efficiencies are required.

The IURC has issued orders that approve:
     > the Company's project to achieve environmental compliance by investing in clean coal technology;
     > a total capital cost investment for this project up to $244 million (excluding AFUDC), subject to periodic review of the actual costs incurred;
     > a mechanism whereby, prior to an electric base rate case, the Company may recover through a rider that is updated every six months, an eight percent return on its weighted capital costs for the project; and
     > ongoing recovery of operating costs, including depreciation and purchased emission allowances through a rider mechanism, related to the clean coal technology once the facility is placed into service.

Based on the level of system-wide emissions reductions required and the control technology utilized to achieve the reductions, the current estimated clean coal technology construction cost is consistent with amounts approved in the IURC's orders and is expected to be expended through 2006. Through March 31, 2004, $158.5 million has been expended. After the equipment is installed and operational, related annual operating expenses, including depreciation expense, are estimated to be between $24 million and $27 million. A portion of those expenses began in October 2003 when the Culley SCR became operational. The 8 percent return on capital investment approximates the return authorized in the Company's last electric rate case in 1995 and includes a return on equity.

The Company expects to achieve timely compliance as a result of the project. Construction of the first SCR at Culley was placed into service in October 2003, and construction of the Warrick 4 and Brown SCR's is proceeding on schedule to achieve full compliance with the requirements of the NOx SIP Call. Installation of SCR technology as planned is expected to reduce the Company's overall NOx emissions to levels compliant with Indiana's NOx emissions budget allotted by the USEPA. Therefore, the Company has recorded no accrual for potential penalties that may result from noncompliance.

Manufactured Gas Plants

In the past, Indiana Gas, SIGECO, and others operated facilities for the manufacture of gas. Given the availability of natural gas transported by pipelines, these facilities have not been operated for many years. Under currently applicable environmental laws and regulations, Indiana Gas and others may now be required to take remedial action if certain byproducts are found above the regulatory thresholds at these sites.

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

On October 6, 2003, SIGECO filed applications to enter four of the manufactured gas plant sites in IDEM's VRP. The remaining site is currently being addressed in the VRP by another Indiana utility. SIGECO added those four sites into the renewal of the global Voluntary Remediation Agreement that Indiana Gas has in place with IDEM for its manufactured gas plant sites. That renewal was approved by the IDEM on February 24, 2004. The total costs, including PRP involvement and insurance recoveries, and if necessary, remedial work at the four SIGECO sites, cannot be determined at this time.

10.  Rate & Regulatory Matters

Vectren South (SIGECO) Gas Base Rate Settlement
On March 12, 2004, Vectren South filed a petition with the IURC to adjust its base rates and charges for its gas distribution business in southwestern Indiana to recover the ongoing cost of operating and maintaining the approximately 3,000-mile distribution and storage system used to serve more than 110,000 customers. On March 26, 2004, SIGECO reached a definitive agreement with the OUCC regarding the proposed changes to the base rates and charges for its gas distribution business in southwestern Indiana. The settlement agreement was filed with the IURC and completes a collaborative effort between Vectren South and the OUCC to streamline the formal regulatory review process. On June 2, 2004, the IURC will conduct a public hearing to consider approval of the filed settlement.

The settlement agreement provides for: 1) a rate increase of $5.7 million, 2) a rate design for the revenue increase, including a larger monthly customer charge, intended to address earnings volatility related to weather, and 3) recovery of the on-going costs associated with the federal Pipeline Safety Improvement Act of 2002. Under the settlement, a Pipeline Safety Improvement Tracker provides for the recovery of incremental non-capital dollars, capped at $750,000 the first year and $500,000 thereafter. Costs in excess of the annual cap amounts are deferred for future recovery.

The proposed rate settlement only addresses "non-gas" costs, including the costs of constructing, operating and maintaining the Company's natural gas system. While the timing of an order on the settlement is uncertain, the Company believes than an order will be issued in the third quarter of 2004.

Vectren North (Indiana Gas) Base Rate Filing
On March 19, 2004, Vectren North filed a petition with the IURC to adjust its base rates and charges for its gas distribution business in a 49 county region covering central and southeastern Indiana. If the filing is approved, Indiana Gas expects to increase its base rates by approximately $47 million to recover the ongoing cost of operating, maintaining and expanding the approximately 12,000-mile distribution and storage system used to serve more than 525,000 customers. The petition only addresses Indiana Gas' "non-gas" costs which are incurred to build, operate and maintain the pipes, other equipment and systems that are used to deliver gas. The filing also includes a normal temperature adjustment (NTA) mechanism to reduce the impact on customer bills caused by variations in weather and to address earnings volatility related to weather. With the NTA, historic average temperatures serve as the basis for computing customers' bills, thereby smoothing out the effects of significant temperature fluctuations. The timing and ultimate outcome of this regulatory initiative is uncertain.

VEDO Gas Base Rate Pre-filing Notice
On April 16, 2004, VEDO issued a pre-filing notice to the PUCO of a request to adjust base rates and charges for VEDO's gas distribution business in a 17-county region covering west central Ohio. If the filing is approved, VEDO expects to increase base rates up to $25 million to recover the ongoing cost of operating, maintaining and expanding the approximately 5,200-mile distribution system used to serve more than 310,000 customers. The official application is expected to be filed in late May. VEDO's request is subject to review and approval by the PUCO. The petition only addresses VEDO's "non-gas costs," which are incurred to build, operate and maintain pipelines, other equipment and systems that are used to deliver gas across VEDO's system to its customers. The filing also includes a proposed conservation tariff that will expand and provide incentives for the Company to promote home weatherization and energy conservation programs. The proposed tariff provides resources for consumers to decrease natural gas usage through energy efficiency measures, and it allows the company to proactively sponsor conservation without negatively impacting earnings. The timing and ultimate outcome of this regulatory initiative is uncertain.

Gas Cost Recovery (GCR) Audit Proceedings
There is an Ohio requirement that Ohio gas utilities undergo a biannual audit of their gas acquisition practices in connection with the gas cost recovery (GCR) mechanism. In the case of VEDO, the two-year period began in November 2000, coincident with the Company's acquisition of the Ohio operations and commencement of service in Ohio. The audit provides the initial review of the portfolio administration arrangement between VEDO and ProLiance. The external auditor retained by the PUCO staff recently submitted an audit report wherein it recommended a disallowance of approximately $7 million of previously recovered gas costs. The Company believes a large portion of the third party auditor recommendations is without merit. There are two elements of the recommendations relating to the treatment of a pipeline refund and a penalty collectively totaling $1.2 million, which VEDO does not oppose. A hearing has been held, and the PUCO staff has recommended a $6.1 million disallowance. The Ohio Consumer Counselor has recommended an $11.5 million disallowance. For this PUCO audit period, any disallowance relating to the Company's ProLiance arrangement will be shared by the Company's joint venture partner. Based on a review of the matters, the Company has reserved $1.1 million for its estimated share of a potential disallowance. The Company believes that these proceedings will not likely have a material effect on the Company's operating results or financial condition. However, the Company can provide no assurance as to the ultimate outcome of this proceeding. The Company anticipates the PUCO's decision will be issued later this year.

11.  Impact of Recently Issued Accounting Guidance

SFAS No. 132 (Revised 2003)
In December 2003, FASB issued SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits" (SFAS 132), to improve financial statement disclosures for defined benefit and other postretirement benefit plans. The incremental annual disclosure requirements were reflected in the Company's Form 10-K for the year ended December 31, 2003. The adoption did not impact the Company's results of operations or financial condition. The incremental interim disclosure requirements are included in these financial statements in Note 6.

FIN 46/46R (Revised in December 2003)
In January 2003, the FASB issued Interpretation 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 addresses consolidation by business enterprises of variable interest entities (VIE) and significantly changes the consolidation requirements for those entities. FIN 46 is intended to achieve more consistent application of consolidation policies related to VIE's and thus improves comparability between enterprises engaged in similar activities when those activities are conducted through VIE's. In December 2003, the FASB completed its deliberations of proposed modifications to FIN 46 and decided to codify both the proposed modifications and other decisions previously issued through certain FASB Staff Positions into one document that was issued as a revision to the original Interpretation (FIN 46R). FIN 46R currently applies to VIE's created after January 31, 2003, and to VIE's in which an enterprise obtains an interest after that date. For entities created prior to January 31, 2003, FIN 46R is to be adopted no later than the end of the first interim or annual reporting period ending after March 15, 2004.

The Company has neither created nor obtained an interest in a VIE since January 31, 2003. Certain other entities that the Company was involved with prior to that date have been evaluated and determined to be VIE's. The Company has investments in partnership-like structures as a limited partner or as a subordinated lender. The activities of these entities are to purchase or construct as well as operate multifamily housing and office properties. The Company's exposure to loss is limited to its investment which as of March 31, 2004, and December 31, 2003, totaled $16.9 million and $17.1 million, respectively, of Investments in unconsolidated affiliates, and $20.9 million at both dates of Other investments. The Company is also the equity owner in three leveraged leases where its exposure to loss is limited to its net investment which approximated $6 million as of both March 31, 2004, and December 31, 2003. The Company is not required to consolidate any of these entities upon adoption of FIN 46R.

EITF 03-01
In March 2004, the EITF issued a consensus on Issue No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" (EITF 03-01). In this consensus, the Task Force required certain quantitative and qualitative disclosures related to debt and marketable equity securities classified as "available-for-sale" or "held-to-maturity" that are in an unrealized loss position at the balance sheet date but for which an other-than-temporary impairment has not been recognized. In addition, the Task Force developed a basic model in evaluating whether investments within the scope of EITF 03-01 have other-than-temporary impairment. The Company is required to adopt the recognition and measurement provisions of EITF 03-01 in the third quarter of fiscal 2004. The Company is assessing the impact EITF 03-01 may have on its operations.

12.  Segment Reporting

The Company segregates its operations into three groups: 1) Utility Group, 2) Nonregulated Group, and 3) Corporate and Other Group.

The Utility Group is comprised of Vectren Utility Holdings, Inc.'s operations, which consist of the Company's regulated operations (the Gas Utility Services and Electric Utility Services operating segments), and other operations that provide information technology and other support services to those regulated operations. In total, there are three operating segments of the Utility Group as defined by SFAS 131 "Disclosure About Segments of an Enterprise and Related Information" (SFAS 131). Gas Utility Services provides natural gas distribution and transportation services in nearly two-thirds of Indiana and to west central Ohio. Electric Utility Services provides electricity primarily to southwestern Indiana, and includes the Company's power generating and marketing operations. For these regulated operations the Company uses after tax operating income as a measure of profitability, consistent with regulatory reporting requirements. The Company cross manages its regulated operations as separated between Energy Delivery, which includes the gas and electric transmission and distribution functions, and Power Supply, which includes the power generating and marketing operations. For the Utility Group's other operations, net income is used as the measure of profitability.

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

Information related to the Company's business segments is summarized below:

                                                   Three Months Ended March 31,
--------------------------------------------------------------------------------
(In millions)                                            2004            2003
--------------------------------------------------------------------------------
Revenues
    Utility Group
          Gas Utility Services                         $ 505.1         $ 509.2
          Electric Utility Services                       88.8            83.5
          Other Operations                                 9.4             6.6
          Eliminations                                    (9.1)           (6.4)
--------------------------------------------------------------------------------
              Total Utility Group                        594.2           592.9
--------------------------------------------------------------------------------
    Nonregulated Group                                    70.4            53.2
    Corporate & Other Group                                  -             0.2
    Eliminations                                         (19.3)          (20.0)
--------------------------------------------------------------------------------
    Consolidated Revenues                              $ 645.3         $ 626.3
================================================================================

Profitability Measure
    Utility Group:  Regulated Operating Income
    (Operating Income Less Applicable Income Taxes)
          Gas Utility Services                         $  46.1          $ 47.3
          Electric Utility Services                       13.4            16.3
--------------------------------------------------------------------------------
              Total Regulated Operating Income            59.5            63.6
--------------------------------------------------------------------------------
    Regulated other income (expense) - net                (0.6)            0.4
    Regulated interest expense & preferred dividends     (15.8)          (15.5)
--------------------------------------------------------------------------------
          Regulated Net Income                            43.1            48.5
--------------------------------------------------------------------------------
          Other Operations Net Income                      1.6            (1.2)
--------------------------------------------------------------------------------
                  Utility Group Net Income                44.7            47.3
--------------------------------------------------------------------------------
    Nonregulated Group Net Income                         10.6             8.5
    Corporate & Other Group Net Loss                      (0.5)           (0.1)
--------------------------------------------------------------------------------
    Consolidated Net Income                            $  54.8         $  55.7
================================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                           Description of the Business

Vectren Corporation (the Company or Vectren), an Indiana corporation, is an energy and applied technology holding company headquartered in Evansville, Indiana. The Company's wholly owned subsidiary, Vectren Utility Holdings, Inc.
(VUHI), serves as the intermediate holding company for its three operating public utilities: Indiana Gas Company, Inc. (Indiana Gas or Vectren North), Southern Indiana Gas and Electric Company (SIGECO or Vectren South), and the Ohio operations. VUHI also has other assets that provide information technology and other services to the three utilities. Both Vectren and VUHI are exempt from registration pursuant to Section 3(a)(1) and 3(c) of the Public Utility Holding Company Act of 1935.

Indiana Gas provides natural gas distribution and transportation services to a diversified customer base in 49 of Indiana's 92 counties. SIGECO provides electric generation, transmission, and distribution services to 8 counties in southwestern Indiana, including counties surrounding Evansville, and participates in the wholesale power market. SIGECO also provides natural gas distribution and transportation services to 10 counties in southwestern Indiana, including counties surrounding Evansville. Indiana Gas and SIGECO generally do business as Vectren Energy Delivery of Indiana, Inc. The Ohio operations, owned as a tenancy in common by Vectren Energy Delivery of Ohio, Inc. (VEDO), a wholly owned subsidiary, (53% ownership) and Indiana Gas (47% ownership), provide natural gas distribution and transportation services to 17 counties in west central Ohio, including counties surrounding Dayton. VUHI's consolidated operations are collectively referred to as the Utility Group.

The Company is also involved in nonregulated activities in four primary business areas: Energy Marketing and Services, Coal Mining, Utility Infrastructure Services, and Broadband (collectively, the Nonregulated Group). Energy Marketing and Services markets natural gas and provides energy management services, including energy performance contracting services. Coal Mining mines and sells coal and generates IRS Code Section 29 investment tax credits relating to the production of coal-based synthetic fuels. Utility Infrastructure Services provides underground construction and repair, facilities locating, and meter reading services. Broadband invests in broadband communication services such as analog and digital cable television, high-speed Internet and data services, and advanced local and long distance phone services. In addition, the Nonregulated Group has other businesses that provide utility services and municipal broadband consulting, and that invest in energy-related opportunities, real estate, and leveraged leases. The Nonregulated Group supports the Company's regulated utilities pursuant to service contracts by providing natural gas supply services, coal, utility infrastructure services, and other services.

             Executive Summary of Consolidated Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto.

                                               Three Months Ended March 31,
----------------------------------------------------------------------------
(In millions, except per share data)               2004             2003
----------------------------------------------------------------------------
Net income                                        $ 54.8           $ 55.7
   Attributed to:
     Utility Group                                $ 44.7           $ 47.3
     Nonregulated Group                             10.6              8.5
     Corporate & other                              (0.5)            (0.1)
----------------------------------------------------------------------------

Basic earnings per share                          $ 0.73           $ 0.82
   Attributed to:
     Utility Group                                $ 0.60           $ 0.70
     Nonregulated Group                             0.14             0.13
     Corporate & other                             (0.01)           (0.01)

Results

For the three months ended March 31, 2004, net income was $54.8 million, or $.73 per share, compared to $55.7 million, or $0.82 per share for the three months ended March 31, 2003. Of the reduction in earnings per share, $0.01 per share was due to the decline in net income and $0.08 per share was attributable to an increase of 7.7 million in weighted average shares outstanding resulting primarily from the equity offering in August 2003.

Utility Group earnings were $44.7 million for the three months ended March 31, 2004, compared to $47.3 million in the prior year. The $2.6 million decrease in Utility Group earnings resulted primarily from the effects of weather 10% warmer in 2004 compared to 2003, which decreased results approximately $5.0 million after tax. The Utility Group decrease was partially offset by the recovery of NOx expenditures and related operating expenses which increased earnings $0.8 million after tax, and the $1.2 million after tax charge in 2003 resulting from the Company's investment in BABB International (BABB).

Nonregulated Group earnings were $10.6 million for the three months ended March 31, 2004, compared to $8.5 million in the prior year. The $2.1 million increase in Nonregulated earnings resulted from a $5.3 million after tax gain recognized on the sale of an investment held by one of the Company's equity method investments and a $1.3 million increase in operating results from the Coal Mining Group, offset largely by a $4.5 million after tax charge related to the write down of the Company's broadband-related investments.

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

Dividends

Dividends declared for the three months ended March 31, 2004, were $0.285 per share compared to $0.275 per share for the same period in 2003.

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

                   Results of Operations of the Utility Group

The Utility Group is comprised of Vectren Utility Holdings, Inc.'s operations, which consist of the Company's regulated operations (the Gas Utility Services and Electric Utility Services operating segments), and other operations that provide information technology and other support services to those regulated operations. Gas Utility Services provides natural gas distribution and transportation services in nearly two-thirds of Indiana and to west central Ohio. Electric Utility Services provides electricity primarily to southwestern Indiana, and includes the Company's power generating and marketing operations. Results of operations of the Utility Group before certain intersegment eliminations and reclassifications are summarized below:

                                              Three Months Ended March 31,
--------------------------------------------------------------------------
(In millions, except per share data)              2004             2003
--------------------------------------------------------------------------
OPERATING REVENUES
    Gas utility                                 $ 505.1          $ 509.2
    Electric utility                               88.8             83.5
    Other                                           0.3              0.2
--------------------------------------------------------------------------
       Total operating revenues                   594.2            592.9
--------------------------------------------------------------------------
OPERATING EXPENSES
    Cost of gas sold                              365.6            364.8
    Fuel for electric generation                   22.9             20.8
    Purchased electric energy                       4.4              4.5
    Other operating                                60.1             56.6
    Depreciation & amortization                    29.6             28.8
    Taxes other than income taxes                  22.3             21.7
--------------------------------------------------------------------------
       Total operating expenses                   504.9            497.2
--------------------------------------------------------------------------

OPERATING INCOME                                   89.3             95.7
OTHER INCOME (EXPENSE)
    Other income (expense) - net                   (0.1)            (1.5)
    Equity in earnings (losses) of
     unconsolidated affiliates                      0.2             (0.5)
--------------------------------------------------------------------------
       Total other income (expense)                 0.1             (2.0)
--------------------------------------------------------------------------

Interest expense                                   17.0             16.5
--------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                         72.4             77.2
--------------------------------------------------------------------------
Income taxes                                       27.7             29.9
--------------------------------------------------------------------------
NET INCOME                                      $  44.7           $ 47.3
==========================================================================

BASIC EARNINGS PER SHARE                        $  0.60           $ 0.70
==========================================================================

Utility Group earnings were $44.7 million for the three months ended March 31, 2004, compared to $47.3 million in the prior year. The $2.6 million decrease in Utility Group earnings resulted primarily from the effects of weather 10% warmer in 2004 compared to 2003, which decreased results approximately $5.0 million after tax. The Utility Group decrease was partially offset by the recovery of NOx expenditures and related operating expenses which increased earnings $0.8 million after tax, and the $1.2 million after tax charge in 2003 resulting from the Company's investment in BABB.

Throughout this discussion, the terms Gas Utility margin and Electric Utility margin are used. Gas Utility margin and Electric Utility margin could be considered non-GAAP measures of income. Gas Utility margin is calculated as Gas utility revenues less the Cost of gas sold. Electric Utility margin is calculated as Electric utility revenues less Fuel for electric generation and Purchased electric energy. These measures exclude Other operating expenses, Depreciation and amortization, and Taxes other than income taxes, which are included in the calculation of operating income. The Company believes Gas Utility and Electric Utility margins are better indicators of relative contribution than revenues since gas prices and fuel costs can be volatile and are generally collected on a dollar for dollar basis from customers. Margins should not be considered an alternative to, or a more meaningful indicator of operating performance than, operating income or net income as determined in accordance with accounting principles generally accepted in the United States.

Significant Fluctuations

Utility Group Margin

Margin generated from the sale of natural gas and electricity to residential and commercial customers is seasonal and impacted by weather patterns in its service territory. Margin generated from sales to industrial and other contract customers is impacted by overall economic conditions. In general, margin is not sensitive to variations in gas or fuel costs. It is, however, impacted by the collection of state mandated taxes which fluctuate with gas costs and also some level of price sensitive fluctuation in volumes sold. Electric generating asset optimization activities are primarily affected by market conditions, the level of excess generating capacity, and electric transmission availability. Following is a discussion and analysis of margin generated from regulated utility operations.

Gas Utility Margin (Gas Utility Revenues less Cost of Gas Sold) Gas Utility margin and throughput by customer type follows:

                                                   Three Months Ended March 31,
-------------------------------------------------------------------------------
(In millions)                                           2004          2003
-------------------------------------------------------------------------------
  Residential                                          $ 90.4        $ 94.7
  Commercial                                             28.1          29.7
  Contract                                               18.0          18.5
  Other                                                   3.0           1.5
-------------------------------------------------------------------------------
    Total gas utility margin                          $ 139.5       $ 144.4
===============================================================================
Sold & transported volumes in MMDth:
  To residential & commercial customers                  57.3          61.8
  To contract customers                                  29.2          30.3
-------------------------------------------------------------------------------
    Total throughput                                     86.5          92.1
===============================================================================

Gas Utility margins for the three months ended March 31, 2004, were $139.5 million, a decrease of $4.9 million, or 3%, compared to the prior year period. It is estimated that weather 10% warmer than the prior year and 3% warmer than normal decreased margins $7.7 million and was the primary contributor to the decreased throughput. The decrease was partially offset by increased customers, consumption, and higher utility receipts and excise taxes. The average cost per dekatherm of gas purchased for the three months ended March 31, 2004, was $6.60 compared to $6.53 in 2003.

Electric Utility Margin (Electric Utility Revenues less Fuel for Electric Generation and Purchased Electric Energy)
Electric Utility margin by revenue type follows:

                                                 Three Months Ended March 31,
-----------------------------------------------------------------------------
(In millions)                                     2004                 2003
-----------------------------------------------------------------------------
Residential & commercial                         $ 35.5               $ 33.3
Industrial                                         14.4                 12.3
Municipalities & other                              4.6                  4.5
-----------------------------------------------------------------------------
     Total retail & firm wholesale                 54.5                 50.1
Asset optimization                                  7.0                  8.1
-----------------------------------------------------------------------------
         Total electric utility margin           $ 61.5               $ 58.2
=============================================================================

Retail & Firm Wholesale Margin
For the three months ended March 31, 2004, margin from serving native load and firm wholesale customers was $54.5 million, an increase of $4.4 million when compared to 2003. Margin increased $3.6 million over 2003 due to the increase in retail electric rates related to recovery of NOx compliance expenditures and related operating expenses. Margins from industrial customers increased $2.1 million over 2003 reflecting some economic recovery. The effects of weather partially offset these increases by approximately $0.7 million. Total retail and firm wholesale volumes sold increased 6% to 1.50 GWh in 2004 compared to 1.42 GWh in 2003.

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

Following is a reconciliation of asset optimization activity:
                                                   Three Months Ended March 31,
-------------------------------------------------------------------------------
(In millions)                                          2004             2003
-------------------------------------------------------------------------------
Beginning of Period Net Asset Optimization
  Position                                            $ (0.4)          $  0.7

Statement of Income Activity
   Net mark-to-market gains                              2.8              0.9
   Net realized gains recognized                         4.2              7.2
-------------------------------------------------------------------------------
       Net activity in electric utility margin           7.0              8.1
-------------------------------------------------------------------------------
Net cash received & other adjustments                   (3.2)            (9.2)
-------------------------------------------------------------------------------
End of Period Net Asset Optimization Position         $  3.4           $ (0.4)
===============================================================================

For the three months ended March 31, 2004 and 2003, volumes sold into the wholesale market were 0.51 GWh compared to 1.45 GWh in 2003, while volumes purchased were 0.47 GWh in 2004 compared to 1.26 GWh in 2003. A portion of volumes purchased in the wholesale market is used to serve native load and firm wholesale customers, and in 2004 compared to 2003, greater amounts of purchased power have been required for native load due to scheduled and unscheduled outages of owned generation, which has reduced capacity available for optimization. The decrease in margin is due largely to market conditions and price volatility this quarter, compared to the same quarter last year.

Following is information regarding asset optimization activities included in Electric utility revenues and Fuel for electric generation in the Statements of
Income:
                                                 Three Months Ended March 31,
-----------------------------------------------------------------------------
(In millions)                                      2004               2003
-----------------------------------------------------------------------------
Activity related to:
   Sales contracts                                $ 11.9             $ 47.2
   Purchase contracts                               (6.0)             (36.7)
   Net mark-to-market gains realized                 2.8                0.9
-----------------------------------------------------------------------------
   Net asset optimization revenue                    8.7               11.4
-----------------------------------------------------------------------------
   Fuel for electric generation                      1.7                3.3
-----------------------------------------------------------------------------
   Asset optimization margin                      $  7.0             $  8.1
=============================================================================

Utility Group Operating Expenses

For the three months ended March 31, 2004, other operating and depreciation & amortization expenses increased $3.5 million and $0.8 million, respectively, compared to 2003. The increases resulted from $1.5 million of additional operating expenses and $0.8 million of additional depreciation expense associated with NOx compliance. The remaining increase in other operating expenses is primarily due to higher labor and benefit costs.

Utility Group Total Other Income (Expense)

For the three months ended March 31, 2004, total other income (expense) increased $2.1 million compared to 2003. The increase was primarily attributable to $2.5 million in charges taken against the Company's equity method investment in BABB. In the first quarter of 2003, the Company recorded a $2.0 million write down of its investment in BABB as well as $0.5 million of equity method losses.

Utility Group Interest Expense

For the three months ended March 31, 2004, interest expense increased $0.5 million compared to 2003. The increase reflects the impact of permanent financing completed in 2003 whereby short-term variable rate debt was converted to fixed rate debt at a higher interest rate.

Utility Group Income Tax

For the three months ended March 31, 2004, Federal and state income taxes decreased $2.2 million primarily due to fluctuations in pre-tax income.

Environmental Matters

NOx SIP Call Matter

The Company has initiated steps toward compliance with Indiana's State Implementation Plan (SIP) of the Clean Air Act (the Act). These steps include installing Selective Catalytic Reduction (SCR) systems at Culley Generating Station Unit 3 (Culley), Warrick Generating Station Unit 4, and A.B. Brown Generating Station Units 1 and 2. SCR systems reduce flue gas NOx emissions to atmospheric nitrogen and water using ammonia in a chemical reaction. This technology is known to currently be the most effective method of reducing nitrogen oxide (NOx) emissions where high removal efficiencies are required.

The IURC has issued orders that approve:
     > the Company's project to achieve environmental compliance by investing in clean coal technology;
     > a total capital cost investment for this project up to $244 million (excluding AFUDC), subject to periodic review of the actual costs incurred;
     > a mechanism whereby, prior to an electric base rate case, the Company may recover through a rider that is updated every six months, an eight percent return on its weighted capital costs for the project; and
     > ongoing recovery of operating costs, including depreciation and purchased emission allowances through a rider mechanism, related to the clean coal technology once the facility is placed into service.

Based on the level of system-wide emissions reductions required and the control technology utilized to achieve the reductions, the current estimated clean coal technology construction cost is consistent with amounts approved in the IURC's orders and is expected to be expended through 2006. Through March 31, 2004, $158.5 million has been expended. After the equipment is installed and operational, related annual operating expenses, including depreciation expense, are estimated to be between $24 million and $27 million. A portion of those expenses began in October 2003 when the Culley SCR became operational. The 8 percent return on capital investment approximates the return authorized in the Company's last electric rate case in 1995 and includes a return on equity.

The Company expects to achieve timely compliance as a result of the project. Construction of the first SCR at Culley was placed into service in October 2003, and construction of the Warrick 4 and Brown SCR's is proceeding on schedule to achieve full compliance with the requirements of the NOx SIP Call. Installation of SCR technology as planned is expected to reduce the Company's overall NOx emissions to levels compliant with Indiana's NOx emissions budget allotted by the USEPA. Therefore, the Company has recorded no accrual for potential penalties that may result from noncompliance.

Manufactured Gas Plants

In the past, Indiana Gas, SIGECO, and others operated facilities for the manufacture of gas. Given the availability of natural gas transported by pipelines, these facilities have not been operated for many years. Under currently applicable environmental laws and regulations, Indiana Gas and others may now be required to take remedial action if certain byproducts are found above the regulatory thresholds at these sites.

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

On October 6, 2003, SIGECO filed applications to enter four of the manufactured gas plant sites in IDEM's VRP. The remaining site is currently being addressed in the VRP by another Indiana utility. SIGECO added those four sites into the renewal of the global Voluntary Remediation Agreement that Indiana Gas has in place with IDEM for its manufactured gas plant sites. That renewal was approved by the IDEM on February 24, 2004. The total costs, including PRP involvement and insurance recoveries, and if necessary, remedial work at the four SIGECO sites, cannot be determined at this time.

Rate and Regulatory Matters

Vectren South (SIGECO) Gas Base Rate Settlement

On March 12, 2004, Vectren South filed a petition with the IURC to adjust its base rates and charges for its gas distribution business in southwestern Indiana to recover the ongoing cost of operating and maintaining the approximately 3,000-mile distribution and storage system used to serve more than 110,000 customers. On March 26, 2004, SIGECO reached a definitive agreement with the OUCC regarding the proposed changes to the base rates and charges for its gas distribution business in southwestern Indiana. The settlement agreement was filed with the IURC and completes a collaborative effort between Vectren South and the OUCC to streamline the formal regulatory review process. On June 2, 2004, the IURC will conduct a public hearing to consider approval of the filed settlement.

The settlement agreement provides for: 1) a rate increase of $5.7 million, 2) a rate design for the revenue increase, including a larger monthly customer charge, intended to address earnings volatility related to weather, and 3) recovery of the on-going costs associated with the federal Pipeline Safety Improvement Act of 2002. Under the settlement, a Pipeline Safety Improvement Tracker provides for the recovery of incremental non-capital dollars, capped at $750,000 the first year and $500,000 thereafter. Costs in excess of the annual cap amounts are deferred for future recovery.

The proposed rate settlement only addresses "non-gas" costs, including the costs of constructing, operating and maintaining the Company's natural gas system. While the timing of an order on the settlement is uncertain, the Company believes than an order will be issued in the third quarter of 2004.

Vectren North (Indiana Gas) Base Rate Filing

On March 19, 2004, Vectren North filed a petition with the IURC to adjust its base rates and charges for its gas distribution business in a 49 county region covering central and southeastern Indiana. If the filing is approved, Indiana Gas expects to increase its base rates by approximately $47 million to recover the ongoing cost of operating, maintaining and expanding the approximately 12,000-mile distribution and storage system used to serve more than 525,000 customers. The petition only addresses Indiana Gas' "non-gas" costs which are incurred to build, operate and maintain the pipes, other equipment and systems that are used to deliver gas. The filing also includes a normal temperature adjustment (NTA) mechanism to reduce the impact on customer bills caused by variations in weather and to address earnings volatility related to weather. With the NTA, historic average temperatures serve as the basis for computing customers' bills, thereby smoothing out the effects of significant temperature fluctuations. The timing and ultimate outcome of this regulatory initiative is uncertain.

VEDO Gas Base Rate Pre-filing Notice

On April 16, 2004, VEDO issued a pre-filing notice to the PUCO of a request to adjust base rates and charges for VEDO's gas distribution business in a 17-county region covering west central Ohio. If the filing is approved, VEDO expects to increase base rates up to $25 million to recover the ongoing cost of operating, maintaining and expanding the approximately 5,200-mile distribution system used to serve more than 310,000 customers. The official application is expected to be filed in late May. VEDO's request is subject to review and approval by the PUCO. The petition only addresses VEDO's "non-gas costs," which are incurred to build, operate and maintain pipelines, other equipment and systems that are used to deliver gas across VEDO's system to its customers. The filing also includes a proposed conservation tariff that will expand and provide incentives for the Company to promote home weatherization and energy conservation programs. The proposed tariff provides resources for consumers to decrease natural gas usage through energy efficiency measures, and it allows the company to proactively sponsor conservation without negatively impacting earnings. The timing and ultimate outcome of this regulatory initiative is uncertain.

Gas Cost Recovery (GCR) Audit Proceedings

There is an Ohio requirement that Ohio gas utilities undergo a biannual audit of their gas acquisition practices in connection with the gas cost recovery (GCR) mechanism. In the case of VEDO, the two-year period began in November 2000, coincident with the Company's acquisition of the Ohio operations and commencement of service in Ohio. The audit provides the initial review of the portfolio administration arrangement between VEDO and ProLiance. The external auditor retained by the PUCO staff recently submitted an audit report wherein it recommended a disallowance of approximately $7 million of previously recovered gas costs. The Company believes a large portion of the third party auditor recommendations is without merit. There are two elements of the recommendations relating to the treatment of a pipeline refund and a penalty collectively totaling $1.2 million, which VEDO does not oppose. A hearing has been held, and the PUCO staff has recommended a $6.1 million disallowance. The Ohio Consumer Counselor has recommended an $11.5 million disallowance. For this PUCO audit period, any disallowance relating to the Company's ProLiance arrangement will be shared by the Company's joint venture partner. Based on a review of the matters, the Company has reserved $1.1 million for its estimated share of a potential disallowance. The Company believes that these proceedings will not likely have a material effect on the Company's operating results or financial condition. However, the Company can provide no assurance as to the ultimate outcome of this proceeding. The Company anticipates the PUCO's decision will be issued later this year.

                 Results of Operations of the Nonregulated Group

The Nonregulated Group is comprised of four primary business areas: Energy Marketing and Services, Coal Mining, Utility Infrastructure Services, and Broadband. Energy Marketing and Services markets natural gas and provides energy management services, including energy performance contracting services. Coal Mining mines and sells coal and generates IRS Code Section 29 investment tax credits relating to the production of coal-based synthetic fuels. Utility Infrastructure Services provides underground construction and repair, facilities locating, and meter reading services. Broadband invests in broadband communication services such as analog and digital cable television, high-speed Internet and data services, and advanced local and long distance phone services. In addition, the Nonregulated Group has other businesses that provide utility services and municipal broadband consulting, and that invest in energy-related opportunities, real estate, and leveraged leases. The Nonregulated Group supports the Company's regulated utilities pursuant to service contracts by providing natural gas supply services, coal, utility infrastructure services, and other services. The results of operations of the Nonregulated Group before certain intersegment eliminations and reclassifications for the three months ended March 31, 2004 and 2003, follow:

-----------------------------------------------------------------------------
(In millions, except per share amounts)                2004            2003
-----------------------------------------------------------------------------

Energy services & other revenues                      $ 70.4          $ 53.2

Operating Expenses:
     Cost of energy services & other                    58.9            44.7
     Operating expenses                                 12.0             9.1
-----------------------------------------------------------------------------
        Total operating expenses                        70.9            53.8
-----------------------------------------------------------------------------
OPERATING LOSS                                           0.5             0.6
OTHER INCOME (EXPENSE)
     Equity in earnings of unconsolidated affiliates    16.7             9.3
     Other income (expense) - net                       (4.6)            1.1
-----------------------------------------------------------------------------
        Total other income                              12.1            10.4
-----------------------------------------------------------------------------
Interest expense                                         2.8             2.4
-----------------------------------------------------------------------------
INCOME BEFORE TAXES                                      8.8             7.4
Income taxes                                            (1.8)           (1.2)
Minority interest                                          -             0.1
-----------------------------------------------------------------------------
NET INCOME                                            $ 10.6          $  8.5
=============================================================================

BASIC EARNINGS PER SHARE                              $ 0.14          $ 0.13
=============================================================================
NET INCOME ATTRIBUTED TO:
   Energy Marketing & Services                        $  7.0          $  8.1
   Coal Mining                                           3.6             2.3
   Utility Infrastructure                               (0.6)           (1.0)
   Broadband                                            (3.4)              -
   Other Businesses                                      4.0            (0.9)


Nonregulated Group earnings were $10.6 million for the three months ended March 31, 2004, compared to $8.5 million in the prior year. The $2.1 million increase in Nonregulated earnings resulted from a $5.3 million after tax gain recognized on the sale of an investment held by one of the Company's equity method investments and a $1.3 million increase in operating results from the Coal Mining Group, offset largely by a $4.5 million after tax charge related to the write down of the Company's broadband-related investments and decreased results from the Energy Marketing Services Group.

Energy Marketing & Services

Energy Marketing and Services is comprised of the Company's gas marketing operations, performance contracting operations, and its retail gas supply and other related products and services operations.

Gas marketing operations are performed through the Company's investment in ProLiance Energy LLC (ProLiance), a nonregulated energy marketing affiliate of Vectren and Citizens Gas and Coke Utility. ProLiance provides natural gas and related services to the Company. ProLiance's primary businesses include gas marketing, gas portfolio optimization, and other portfolio and energy management services. ProLiance's primary customers are utilities and other large end use customers.

Energy Systems Group, LLC (ESG) provides energy performance contracting and facility upgrades through its design and installation of energy-efficient equipment. Prior to April 2003, ESG was a consolidated venture between the Company and Citizens Gas with the Company owning two-thirds. In April 2003, the Company purchased the remaining interest in ESG for approximately $4 million.

Vectren Retail, LLC (d/b/a Vectren Source) provides natural gas and other related products and services primarily in Ohio, serving approximately 100,000 customers opting for choice among energy providers.

Net income generated by Energy Marketing and Services for the three months ended March 31, 2004, was $7.0 million, as compared to $8.1 million in 2003. Gas marketing operations, performed through ProLiance, contributed $6.9 million in earnings in 2004, as compared to $8.5 million in 2003. The $1.6 million decrease from 2003 was principally due to more volatile gas prices in 2003. Vectren Source contributed $0.6 million in earnings for the three months ended March 31, 2004, an increase of $0.7 million over 2003. The increase was principally due to increased customers and increased margins per unit of throughput. The performance contracting operations, performed through ESG, had net losses of $0.5 million for the three months ended March 31, 2004, compared to break even results in 2003. The decrease resulted principally from the timing of projects year over year.

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

In 2003, ProLiance established reserves for amounts due from Huntsville Utilities due to uncertainties surrounding collection. ProLiance believes its actions were proper under the contract and amendments signed by the manager of Huntsville's Gas Utility, and is vigorously defending the suit. ProLiance is insured under a policy providing defense costs which may provide in whole or in part, indemnification within the policy limits for claims asserted against ProLiance. Accordingly, no other loss contingencies have been recorded at this time. However, it is not possible to predict or determine the outcome of this litigation and accordingly there can be no assurance that ProLiance will prevail. It is not currently expected that costs associated with this matter will have a material adverse effect on Vectren's consolidated financial position or liquidity but an unfavorable outcome could possibly be material to Vectren's earnings.

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

Coal Mining net income for the three months ended March 31, 2004, was $3.6 million, compared to $2.3 million in 2003. Synfuel-related results, which include earnings from Pace Carbon and synfuel processing fees earned by Fuels, contributed $2.9 million of the earnings in 2004 compared to $2.3 million in 2003. Increasing production of synthetic fuel by Pace Carbon in 2004 and 2003 has generated a greater amount of Section 29 tax credits that have been utilized by the Company, reducing income tax expense. The increase in synfuel-related earnings was further complemented by improved mining operations due to improved pricing and better mining conditions. Mining operations increased from breakeven results for the three months ended March 31, 2003, to $0.7 million in 2004.

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

As a partner in Pace Carbon, Vectren has reflected total tax credits under
Section 29 in its consolidated results through March 31, 2004, of approximately $43 million. Vectren has been in a position to fully utilize the credits generated and continues to project full utilization.

During June 2001, the IRS began a tax audit of Pace Carbon for the 1998 tax year and later expanded the audit to include tax years 1999, 2000, and 2001. Based on conclusions reached in an industry-wide review and recently issued private letter rulings involving other synthetic fuel facilities, Vectren believes these audits may soon be resolved. However, the IRS has not directly notified Pace Carbon of any resolution. Further, the Permanent Subcommittee on Investigations of the U.S. Senate's committee on Governmental Affairs has initiated an investigation on the subject of these income tax credits.

Vectren believes it is justified in its reliance on the private letter rulings for the Pace Carbon facilities, that the test results that Pace Carbon presented to the IRS in connection with its private letter rulings are scientifically valid, and that Pace Carbon has operated its facilities in compliance with its private letter rulings and Section 29 of the Internal Revenue Code. However, at this time, Vectren cannot provide any assurance as to the outcome that these uncertainties may have on Vectren's consolidated financial position or liquidity.

Broadband and Other Businesses

The Company is a minority investor in SIGECOM, LLC (SIGECOM), located in Evansville, Indiana. SIGECOM provides broadband service to over 29,000 customers, averaging nearly 3 revenue generating units per customer. In the Company's continued evaluation of the industry and the strategic alternatives for its broadband-related investments, the Company performed a valuation of its SIGECOM investment. Additionally, while franchises are still in place for the Indianapolis, Indiana and Dayton, Ohio markets, it is unlikely that the Company would be involved in future expansion of those markets. As a result, the Company recorded impairment charges for its investment in SIGECOM and its franchises in the Indianapolis and Dayton markets, totaling $3.6 million after tax. The Company also wrote down its investment in inventory by $0.9 million after tax at Vectren Communications Services, Inc. (VCS), as a result of current expectations about realizability in today's market. VCS is a component of the Other Businesses Group. Total impairment charges for the three months ended March 31, 2004, resulting from these analyses, were $7.5 million ($4.5 million after tax), or $0.06 per share.

Haddington Energy Partnerships, a component of the Other Businesses Group, are equity method investments that invest in energy-related ventures. In March 2004, these partnerships sold their investments in SAGO Energy, LP, (SAGO) for cash. The Company recognized its portion of the pre-tax gain totaling $9.0 million ($5.3 million after tax), or $0.07 per share in March 2004. SAGO is an independent, full service, midstream company providing natural gas producers with processing, gathering, marketing and other related services, with assets in Texas and Louisiana.

Significant Fluctuations of Consolidated Operations

Revenues and Cost of Revenues

The Nonregulated Group's consolidated results are primarily affected by ESG, Fuels, Vectren Source, and VCS. Nonregulated revenues and cost of revenues increased $17.2 million and $14.2 million, respectively, for the three months ended March 31, 2004, compared to 2003. The principal reason for the increases is due to Vectren Source's operations. Vectren Source's revenues were $34.7 million for the three months ended March 31, 2004, compared to $15.9 million in 2003 and its costs of revenues were $30.3 million for 2004 compared to $13.9 million in 2003. The increased revenues and costs resulted from additional customers counts, increased customer consumption, and increased average selling prices. Margins from Vectren Source increased $2.4 million to $4.4 million for the three months ended March 31, 2004, compared to 2003.

Operating Expenses

For the three months ended March 31, 2004, operating expenses increased $3.1 million compared to 2003. The increase resulted primarily from increased business activity at Vectren Source and includes the $1.5 million pre tax write down of inventory at VCS.

Significant Fluctuations of Unconsolidated Affiliates and Investments

Equity in Earnings of Unconsolidated Affiliates

The primary components of equity in earnings of unconsolidated affiliates relate to the earnings of the Haddington partnerships, earnings of ProLiance, and losses incurred by Pace Carbon. For the three months ended March 31, 2004, the Company's portion of the Haddington partnerships' earnings was $9.3 million compared to break even results in 2003. For the three months ended March 31, 2004, the Company's portion of ProLiance's earnings was $11.6 million compared to $14.2 million in 2003. For the three months ended March 31, 2004 and 2003, the Company's portion of Pace Carbon losses was $3.4 million and $3.5 million, respectively.

Other Income (Expense) - Net

Other income (expense) - net reflects $6.0 million of impairment charges associated with the Broadband operations.

                  Impact of Recently Issued Accounting Guidance

SFAS No. 132 (Revised 2003)

In December 2003, FASB issued SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits" (SFAS 132), to improve financial statement disclosures for defined benefit and other postretirement benefit plans. The incremental annual disclosure requirements were reflected in the Company's Form 10-K for the year ended December 31, 2003. The adoption did not impact the Company's results of operations or financial condition. The incremental interim disclosure requirements are included in these financial statements in Note 6.

FIN 46/46R (Revised in December 2003)

In January 2003, the FASB issued Interpretation 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 addresses consolidation by business enterprises of variable interest entities (VIE) and significantly changes the consolidation requirements for those entities. FIN 46 is intended to achieve more consistent application of consolidation policies related to VIE's and thus improves comparability between enterprises engaged in similar activities when those activities are conducted through VIE's. In December 2003, the FASB completed its deliberations of proposed modifications to FIN 46 and decided to codify both the proposed modifications and other decisions previously issued through certain FASB Staff Positions into one document that was issued as a revision to the original Interpretation (FIN 46R). FIN 46R currently applies to VIE's created after January 31, 2003, and to VIE's in which an enterprise obtains an interest after that date. For entities created prior to January 31, 2003, FIN 46R is to be adopted no later than the end of the first interim or annual reporting period ending after March 15, 2004.

The Company has neither created nor obtained an interest in a VIE since January 31, 2003. Certain other entities that the Company was involved with prior to that date have been evaluated and determined to be VIE's. The Company has investments in partnership-like structures as a limited partner or as a subordinated lender. The activities of these entities are to purchase or construct as well as operate multifamily housing and office properties. The Company's exposure to loss is limited to its investment which as of March 31, 2004, and December 31, 2003, totaled $16.9 million and $17.1 million, respectively, of Investments in unconsolidated affiliates, and $20.9 million at both dates of Other investments. The Company is also the equity owner in three leveraged leases where its exposure to loss is limited to its net investment which approximated $6 million as of both March 31, 2004, and December 31, 2003. The Company is not required to consolidate any of these entities upon adoption of FIN 46R.

EITF 03-01

In March 2004, the EITF issued a consensus on Issue No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" (EITF 03-01). In this consensus, the Task Force required certain quantitative and qualitative disclosures related to debt and marketable equity securities classified as "available-for-sale" or "held-to-maturity" that are in an unrealized loss position at the balance sheet date but for which an other-than-temporary impairment has not been recognized. In addition, the Task Force developed a basic model in evaluating whether investments within the scope of EITF 03-01 have other-than-temporary impairment. The Company is required to adopt the recognition and measurement provisions of EITF 03-01 in the third quarter of fiscal 2004. The Company is assessing the impact EITF 03-01 may have on its operations.

                               Financial Condition

Within Vectren's consolidated group, VUHI funds the short-term and long-term financing needs of the Utility Group operations, and Vectren Capital Corp. (Vectren Capital) funds short-term and long-term financing needs of the Nonregulated Group and corporate operations. Vectren Corporation guarantees Vectren Capital's debt, but does not guarantee VUHI's debt. Vectren Capital's long-term and short-term obligations outstanding at March 31, 2004, totaled $113 million and $89 million, respectively. VUHI's outstanding long-term and short-term borrowing arrangements are jointly and severally guaranteed by Indiana Gas, SIGECO, and VEDO. VUHI's long-term and short-term obligations outstanding at March 31, 2004, totaled $550.0 million and $40.0 million, respectively. Additionally, prior to VUHI's formation, Indiana Gas and SIGECO funded their operations separately, and therefore, have long-term debt outstanding funded solely by their operations.

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

VUHI's and Indiana Gas' credit ratings on outstanding senior unsecured debt at March 31, 2004, are A-/Baa1 as rated by Standard and Poor's Ratings Services (Standard and Poor's) and Moody's Investors Service (Moody's), respectively. SIGECO's credit ratings on outstanding senior unsecured debt are BBB+/Baa1. SIGECO's credit ratings on outstanding secured debt are A-/A3. VUHI's commercial paper has a credit rating of A-2/P-2. Vectren Capital's senior unsecured debt is rated BBB+/Baa2. Moody's current outlook is stable while Standard and Poor's current outlook is negative. The ratings of Moody's and Standard and Poor's are categorized as investment grade and are unchanged from December 31, 2003. A security rating is not a recommendation to buy, sell, or hold securities. The rating is subject to revision or withdrawal at any time, and each rating should be evaluated independently of any other rating. Standard and Poor's and Moody's lowest level investment grade rating is BBB- and Baa3, respectively.

The Company's consolidated equity capitalization objective is 45-55% of total capitalization. This objective may have varied, and will vary, depending on particular business opportunities, capital spending requirements, and seasonal factors that affect the Company's operation. The Company's equity component was 50% and 49% of total capitalization, including current maturities of long-term debt and long-term debt subject to tender, at March 31, 2004, and December 31, 2003, respectively.

Sources & Uses of Liquidity

Operating Cash Flow

The Company's primary and historical source of liquidity to fund working capital requirements has been cash generated from operations, which for the three months ended March 31, 2004 and 2003, was $217.6 million and $121.0 million, respectively. The increase of $95.8 million is primarily the result of favorable changes in working capital accounts and increased earnings before non-cash charges.

Financing Cash Flow

Although working capital requirements are generally funded by cash flow from operations, the Company uses short-term borrowings to supplement working capital needs when accounts receivable balances are at their highest and gas storage is refilled. Additionally, short-term borrowings are required for capital projects and investments until they are permanently financed.

Cash flow required for financing activities of $163.2 million for the three months ended March 31, 2004, includes a decrease of short-term borrowings of approximately $144 million and increased common stock dividends compared to 2003. Short-term borrowings were retired with greater operating cash flow. In 2003, $39.9 million of long-term debt was retired.

Investing Cash Flow

Cash flow required for investing activities was $45.1 million for the three months ended March 31, 2004, and was comparable to 2003. For the three months ended March 31, 2004 and 2003, requirements for capital expenditures were $44.5 million and $44.2 million, respectively.

Available Sources of Liquidity

At March 31, 2004, the Company has $566 million of short-term borrowing capacity, including $351 million for the Utility Group and $215 million for the wholly owned Nonregulated Group and corporate operations, of which approximately $311 million is available for the Utility Group operations and approximately $125 million is available for the wholly owned Nonregulated Group and corporate operations.

Beginning in 2003, the Company began issuing new shares to satisfy dividend reinvestment plan requirements. During the three months ended March 31, 2004 and 2003, new issues from stock plans added additional liquidity of approximately of $2.3 million and $2.2 million, respectively.

Potential Uses of Liquidity

Planned Capital Expenditures & Investments

Investments in nonregulated unconsolidated affiliates and total company capital expenditures for the remainder of 2004 are estimated to be approximately $230 million.

Ratings Triggers

At March 31, 2004, $113.0 million of Vectren Capital's senior unsecured notes were subject to cross-default and ratings trigger provisions that would require the full balance outstanding be subject to prepayment if the ratings of Indiana Gas' or SIGECO's most senior securities declined to BBB/Baa2. In addition, accrued interest and a make whole amount based on the discounted value of the remaining payments due on the notes would also become payable. The credit rating of Indiana Gas' senior unsecured debt and SIGECO's secured debt remain one level and two levels, respectively, above the ratings trigger.

Other Guarantees and Letters of Credit

In the normal course of business, Vectren Corporation issues guarantees to third parties on behalf of its consolidated subsidiaries and unconsolidated affiliates. Such guarantees allow those subsidiaries and affiliates to execute transactions on more favorable terms than the subsidiary or affiliate could obtain without such a guarantee. Guarantees may include posted letters of credit, leasing guarantees, and performance guarantees. As of March 31, 2004, guarantees issued and outstanding on behalf of unconsolidated affiliates approximated $6 million. In addition, the Company has also issued a guarantee approximating $4 million related to the residual value of an operating lease that expires in 2006. Through March 31, 2004, the Company has not been called upon to satisfy any obligations pursuant to its guarantees.

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

These risks are not significantly different from the information set forth in
Item 7A Quantitative and Qualitative Disclosures About Market Risk included in the Vectren 2003 Form 10-K and is therefore not presented herein.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2004, the Company carried out an evaluation under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness and the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective at providing reasonable assurance that material information relating to the Company required to be disclosed by the Company in its filings under the Securities Exchange Act of 1934 (Exchange Act) is brought to their attention on a timely basis.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2004, there have been no significant changes to the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is party to various legal proceedings arising in the normal course of business. In the opinion of management, there are no legal proceedings pending against the Company that are likely to have a material adverse effect on its financial position or results of operations. See Notes 7 and 9 of its unaudited consolidated condensed financial statements included in Part 1 Item 1 Financial Statements regarding the ProLiance contingency and Clean Air Act and related legal proceedings.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

Certifications

31.1 Certification Pursuant To Section 302 of The Sarbanes-Oxley Act Of 2002-Chief Executive Officer

31.2 Certification Pursuant To Section 302 of The Sarbanes-Oxley Act Of 2002-Chief Financial Officer

32   Certification Pursuant To Section 906 of The Sarbanes-Oxley Act Of 2002

(b)  Reports On Form 8-K During The Last Calendar Quarter

On January 30, 2004, Vectren Corporation filed a Current Report on Form 8-K with respect to the release of financial information to the investment community regarding the Company's results of operations for the three and twelve month periods ended December 30, 2003. The financial information was released to the public through this filing.
         Item 12. Results of Operations and Financial Condition
         Index to Exhibits
               99-1 - Press Release - Vectren Corporation Reports Fiscal 2003
                      Results
               99-2 - Cautionary Statement for Purposes of the "Safe Harbor"
                      Provisions of the Private Securities Litigation Reform Act of 1995

On March 15, 2004, Vectren Corporation filed a Current Report on Form 8-K with respect to the announcement of a filing for a general gas rate increase by its wholly owned subsidiary, Southern Indiana Gas and Electric Company (Vectren South).
         Item 9.  Regulation FD Disclosure
         Index to Exhibits
               99-1 - Vectren South seeks approval of new natural gas base rates 99-2 - Cautionary Statement for Purposes of the "Safe Harbor"
                      Provisions of the Private Securities Litigation Reform Act of 1995

On March 22, 2004, Vectren Corporation filed a Current Report on Form 8-K with respect to the announcement of a filing for a general gas rate increase by its wholly owned subsidiary, Indiana Gas Company, Inc. (Vectren North).
         Item 9.   Regulation FD Disclosure
         Index to Exhibits
               99-1 - Press Release - Vectren North seeks approval of new natural gas base.
               99-2 - Cautionary Statement for Purposes of the "Safe Harbor"
                      Provisions of the Private Securities Litigation Reform Act of 1995

On March 29, 2004, Vectren Corporation filed a Current Report on Form 8-K with respect to the announcement of a definitive agreement with the Indiana Office of Utility Consumer Counselor regarding the proposed changes to the gas distribution base rates and charges for its wholly owned subsidiary, Southern Indiana Gas and Electric Company (Vectren South). The settlement agreement was filed with the Indiana Utility Regulatory Commission.
         Item 9. Regulation FD Disclosure
         Index to Exhibits
               99-1 - Press Release- Vectren South files settlement agreement in natural gas base rate proceeding
               99-2 - Cautionary Statement for Purposes of the "Safe Harbor"
                      Provisions of the Private Securities Litigation Reform Act of 1995

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               VECTREN CORPORATION
                             -----------------------
                                   Registrant




        May 7, 2004                             /s/Jerome A. Benkert, Jr.
                                                -------------------------
                                                Jerome A. Benkert, Jr.
                                                Executive Vice President &
                                                Chief Financial Officer
                                                (Principal Financial Officer)



                                                /s/M. Susan Hardwick
                                                -------------------------
                                                M. Susan Hardwick
                                                Vice President & Controller
                                                (Principal Accounting Officer)