Form 10-Q
period 2004-06-30
VECTREN CORP
filed 2004-08-09
CIK 1096385

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number:   1-15467

                               VECTREN CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               INDIANA                                     35-2086905
---------------------------------------           -------------------------
    (State or other jurisdiction of                      (IRS Employer
     incorporation or organization)                   Identification No.)



                 20 N.W. 4th Street, Evansville, Indiana, 47708
         -------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common Stock-Without Par Value         75,970,183            July 30, 2004
  ------------------------------         ----------            -------------
              Class                   Number of Shares              Date

                                Table of Contents

Item                                                                      Page
Number                                                                   Number
                          PART I. FINANCIAL INFORMATION
  1     Financial Statements (Unaudited)
        Vectren Corporation and Subsidiary Companies
           Consolidated Condensed Balance Sheets                          1-2
           Consolidated Condensed Statements of Income                     3
           Consolidated Condensed Statements of Cash Flows                 4
        Notes to Unaudited Consolidated Condensed Financial Statements     5
  2     Management's Discussion and Analysis of Results of Operations
        and Financial Condition                                            16
  3     Quantitative and Qualitative Disclosures About Market Risk         34
  4     Controls and Procedures                                            34

                           PART II. OTHER INFORMATION
  1     Legal Proceedings                                                  35
  4     Submission of Matters to a Vote of Security Holders                35
  6     Exhibits and Reports on Form 8-K                                   36
        Signatures                                                         37

                              Access to Information

Vectren Corporation makes available all SEC filings and recent annual reports free of charge, including those of its wholly owned subsidiary, Vectren Utility Holdings, Inc., through its website at www.vectren.com, or by request, directed to Investor Relations at the mailing address, phone number, or email address that follows:

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
Evansville, Indiana                         Vice President, Investor Relations
47702-0209                                  sschein@vectren.com

                                   Definitions

AFUDC: allowance for funds used         MMBTU: millions of British thermal units
 during construction
APB: Accounting Principles Board        MW: megawatts

EITF: Emerging Issues Task Force        MWh/GWh: megawatt hours/thousands of
                                         megawatt hours (gigawatt hours)
FASB: Financial Accounting Standards    NOx: nitrogen oxide
  Board
FERC: Federal Energy Regulatory         OUCC: Indiana Office of the Utility
 Commission                              Consumer Counselor
IDEM: Indiana Department of             PUCO: Public Utilities Commission of
 Environmental Management                Ohio
IURC:  Indiana Utility Regulatory       SFAS: Statement of Financial Accounting
  Commission                             Standards
MCF/MMCF/BCF: thousands/millions/       USEPA: United States Environmental
 billions of cubic feet                  Protection Agency
MDth/MMDth: thousands/millions of       Throughput: combined gas sales and gas
 dekatherms                              transportation volumes

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  VECTREN CORPORATION AND SUBSIDIARY COMPANIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Unaudited - In millions)

-----------------------------------------------------------------------------
                                                  June 30,       December 31,
                                                    2004             2003
-----------------------------------------------------------------------------

              ASSETS

Current Assets
   Cash & cash equivalents                        $     8.5        $    15.3
   Accounts receivable - less reserves of
       $2.1 & $3.2, respectively                      104.2            137.3
   Accrued unbilled revenues                           46.6            137.8
   Inventories                                         53.9             70.4
   Recoverable fuel & natural gas costs                21.9             20.3
   Prepayments & other current assets                  91.9            131.1
-----------------------------------------------------------------------------
      Total current assets                            327.0            512.2
-----------------------------------------------------------------------------

Utility Plant
   Original cost                                    3,337.4          3,250.7
   Less:  accumulated depreciation
      & amortization                                1,275.3          1,247.0
-----------------------------------------------------------------------------
      Net utility plant                             2,062.1          2,003.7
-----------------------------------------------------------------------------

Investments in unconsolidated affiliates              174.2            176.1
Other investments                                     119.4            122.9
Non-utility property - net                            220.3            222.3
Goodwill - net                                        205.0            205.0
Regulatory assets                                      84.7             89.6
Other assets                                           22.5             21.6
-----------------------------------------------------------------------------
TOTAL ASSETS                                      $ 3,215.2        $ 3,353.4
=============================================================================


The accompanying notes are an integral part of these consolidated condensed financial statements.

                  VECTREN CORPORATION AND SUBSIDIARY COMPANIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Unaudited - In millions)

-----------------------------------------------------------------------------
                                                    June 30,     December 31,
                                                      2004          2003
-----------------------------------------------------------------------------

      LIABILITIES & SHAREHOLDERS' EQUITY

Current Liabilities
   Accounts payable                                $    64.8       $    85.3
   Accounts payable to affiliated companies             69.1            86.4
   Accrued liabilities                                 114.1           109.3
   Short-term borrowings                               125.5           274.9
   Current maturities of long-term debt                 50.3            15.0
   Long-term debt subject to tender                     10.0            13.5
 ----------------------------------------------------------------------------
      Total current liabilities                        433.8           584.4
-----------------------------------------------------------------------------

Long-term Debt - Net of Current Maturities &
   Debt Subject to Tender                            1,042.7         1,072.8

Deferred Income Taxes & Other Liabilities
   Deferred income taxes                               246.1           235.4
   Regulatory liabilities & other removal costs        243.5           235.0
   Deferred credits & other liabilities                157.2           153.6
-----------------------------------------------------------------------------
      Total deferred credits & other liabilities       646.8           624.0
-----------------------------------------------------------------------------

Minority Interest in Subsidiary                          0.4             0.3

Commitments & Contingencies (Notes 7-10)

Cumulative, Redeemable Preferred Stock
 of a Subsidiary                                         0.1             0.2

Common Shareholders' Equity
   Common stock (no par value) - issued
       & outstanding 75.9 and 75.6 shares,
       respectively                                    525.3           520.4
   Retained earnings                                   577.5           562.4
   Accumulated other comprehensive loss                (11.4)          (11.1)
-----------------------------------------------------------------------------
      Total common shareholders' equity              1,091.4         1,071.7
-----------------------------------------------------------------------------

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY           $ 3,215.2       $ 3,353.4
=============================================================================


The accompanying notes are an integral part of these consolidated condensed financial statements.

                  VECTREN CORPORATION AND SUBSIDIARY COMPANIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                (Unaudited - In millions, except per share data)

-------------------------------------------------------------------------------------
                                               Three Months            Six Months
                                              Ended June 30,         Ended June 30,
                                            ------------------     ------------------
                                              2004       2003        2004       2003
OPERATING REVENUES
   Gas utility                              $ 154.1    $ 164.5     $ 659.3    $ 673.7
   Electric utility                            89.1       75.2       177.9      158.7
   Energy services & other                     33.5       28.1        84.9       61.7
--------------------------------------------------------------------------------------
       Total operating revenues               276.7      267.8       922.1      894.1
--------------------------------------------------------------------------------------
OPERATING EXPENSES
   Cost of gas sold                            97.0      103.7       462.7      468.5
   Fuel for electric generation                23.8       20.6        46.6       41.4
   Purchased electric energy                    6.8        3.8        11.2        8.3
   Cost of energy services & other             23.1       19.1        63.1       44.6
   Other operating                             60.0       59.6       128.6      122.2
   Depreciation & amortization                 34.9       32.4        67.4       63.8
   Taxes other than income taxes               10.7       11.1        33.4       33.1
--------------------------------------------------------------------------------------
       Total operating expenses               256.3      250.3       813.0      781.9
--------------------------------------------------------------------------------------
OPERATING INCOME                               20.4       17.5       109.1      112.2
OTHER INCOME (EXPENSE)
   Equity in (losses) earnings of
     unconsolidated affiliates                 (4.9)      (0.1)       12.0        8.7
   Other income (expense) - net                 1.8       (1.1)       (4.0)      (2.2)
--------------------------------------------------------------------------------------
       Total other (expense) income            (3.1)      (1.2)        8.0        6.5
--------------------------------------------------------------------------------------
Interest expense                               18.8       18.2        38.1       37.1
--------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES              (1.5)      (1.9)       79.0       81.6
--------------------------------------------------------------------------------------
Income taxes                                   (4.8)      (5.9)       20.9       21.8
Minority interest in & preferred dividend
   requirements of subsidiaries                   -       (0.1)          -          -
--------------------------------------------------------------------------------------
NET INCOME                                  $   3.3    $   4.1     $  58.1     $ 59.8
======================================================================================

AVERAGE COMMON SHARES OUTSTANDING              75.6       67.8        75.5       67.7
DILUTED COMMON SHARES OUTSTANDING              75.8       68.1        75.9       68.0

EARNINGS PER SHARE OF COMMON STOCK:
   BASIC                                    $  0.04    $  0.06     $  0.77     $ 0.88
   DILUTED                                     0.04       0.06        0.77       0.88

DIVIDENDS DECLARED PER SHARE OF
   COMMON STOCK                             $  0.29    $  0.28     $  0.57     $ 0.55

The accompanying notes are an integral part of these consolidated condensed financial statements.

                  VECTREN CORPORATION AND SUBSIDIARY COMPANIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (Unaudited - In millions)

-------------------------------------------------------------------------------------
                                                            Six Months Ended June 30,
                                                                2004         2003
-------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                $  58.1      $  59.8
    Adjustments to reconcile net income to cash
         from operating activities:
       Depreciation & amortization                               67.4         63.8
       Deferred income taxes & investment tax credits            10.1          4.3
       Equity in earnings of unconsolidated affiliates          (12.0)        (8.7)
       Net unrealized (gain) on derivative instruments           (0.8)        (0.8)
       Pension & postretirement periodic benefit cost             8.3          7.0
       Other non-cash charges - net                              13.3          7.6
       Changes in working capital accounts:
         Accounts receivable & accrued unbilled
            revenue                                             119.2        112.2
         Inventories                                             14.6         15.8
         Recoverable fuel & natural gas costs                    (1.6)         6.7
         Prepayments & other current assets                      45.3          0.3
         Accounts payable, including to affiliated
            companies                                           (37.8)       (81.0)
         Accrued liabilities                                      6.7        (15.5)
       Changes in noncurrent assets                              (5.1)         0.6
       Changes in noncurrent liabilities                         (5.6)        (1.6)
-------------------------------------------------------------------------------------
         Net cash flows from operating activities               280.1        170.5
-------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from stock option exercises & other
         stock plans                                              3.9          3.6
    Requirements for:
       Dividends on common stock                                (43.0)       (37.3)
       Retirement of long-term debt                                 -        (40.9)
       Redemption of preferred stock of subsidiary               (0.1)        (0.1)
    Net change in short-term borrowings                        (149.4)        (8.9)
-------------------------------------------------------------------------------------
         Net cash flows from financing activities              (188.6)       (83.6)
-------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from:
       Unconsolidated affiliate distributions                    21.0          7.6
       Notes receivable & other collections                       1.0          9.4
    Requirements for:
       Capital expenditures, excluding AFUDC equity            (111.3)       (99.9)
       Unconsolidated affiliate investments                      (9.0)        (8.6)
       Notes receivable & other investments                         -         (4.1)
-------------------------------------------------------------------------------------
         Net cash flows from investing activities               (98.3)       (95.6)
-------------------------------------------------------------------------------------
Net decrease in cash & cash equivalents                          (6.8)        (8.7)
Cash & cash equivalents at beginning of period                   15.3         25.1
-------------------------------------------------------------------------------------
Cash & cash equivalents at end of period                        $ 8.5      $  16.4
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

Indiana Gas provides natural gas distribution and transportation services to a diversified customer base in 49 of Indiana's 92 counties. SIGECO provides electric generation, transmission, and distribution services to 8 counties in southwestern Indiana, including counties surrounding Evansville, and participates in the wholesale power market. SIGECO also provides natural gas distribution and transportation services to 9 counties in southwestern Indiana, including counties surrounding Evansville. Indiana Gas and SIGECO generally do business as Vectren Energy Delivery of Indiana, Inc. The Ohio operations, owned as a tenancy in common by Vectren Energy Delivery of Ohio, Inc. (VEDO), a wholly owned subsidiary, (53% ownership) and Indiana Gas (47% ownership), provide natural gas distribution and transportation services to 17 counties in west central Ohio, including counties surrounding Dayton. VUHI's consolidated operations are collectively referred to as the Utility Group.

The Company is also involved in nonregulated activities in four primary business areas: Energy Marketing and Services, Coal Mining, Utility Infrastructure Services, and Broadband. Energy Marketing and Services markets natural gas and provides energy management services, including energy performance contracting services. Coal Mining mines and sells coal and generates IRS Code Section 29 tax credits relating to the production of coal-based synthetic fuels. Utility Infrastructure Services provides underground construction and repair, facilities locating, and meter reading services. Broadband has investments in broadband communication services such as analog and digital cable television, high-speed Internet and data services, and advanced local and long distance phone services. In addition, the Nonregulated Group has other businesses that invest in energy-related opportunities, real estate, and leveraged leases, among other activities. The Nonregulated Group supports the Company's regulated utilities pursuant to service contracts by providing natural gas supply services, coal, utility infrastructure services, and other services. These operations are collectively referred to as the Nonregulated Group.

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

Compensation expense associated with these restricted stock and phantom stock plans for the three months ended June 30, 2004 and 2003, was $0.5 million ($0.3 million after tax) and $0.7 million ($0.4 million after tax), respectively, and for the six months ended June 30, 2004 and 2003, was $1.3 million ($0.8 million after tax) and $1.4 million ($0.9 million after tax), respectively. The amount of expense is consistent with the amount of expense that would have been recognized if the Company used the fair value based method described in SFAS No. 123 "Accounting for Stock Based Compensation" (SFAS 123), as amended, to value these awards.

Pro forma Information
Following is the effect on net income and earnings per share as if the fair value based method described in SFAS 123 had been applied to all share-based compensation plans:

------------------------------------------------------------------------------
                                                Three Months      Six Months
                                               Ended June 30,   Ended June 30,
                                               -------------------------------
(In millions, except per share amounts)        2004     2003    2004    2003
------------------------------------------------------------------------------
Net Income:
   As reported                                $  3.3   $  4.1  $ 58.1  $ 59.8
   Add: Share-based employee compensation
         included in reported net income -
         net of tax                              0.3      0.4     0.8     0.9
   Deduct: Total share-based employee
           compensation expense determined
           under fair value based method
           for all awards - net of tax           0.7      0.9     1.1     1.6
------------------------------------------------------------------------------
   Pro forma net income                      $   2.9   $  3.6  $ 57.8  $ 59.1
==============================================================================

Basic Earnings Per Share:
        As reported                          $  0.04   $ 0.06  $ 0.77  $ 0.88
        Pro forma                               0.04     0.05    0.77    0.87

Diluted Earnings Per Share:
        As reported                          $  0.04   $ 0.06  $ 0.77  $ 0.88
        Pro forma                               0.04     0.05    0.77    0.87


4.   Comprehensive Income

Comprehensive income consists of the following:

-----------------------------------------------------------------------------
                                         Three Months          Six Months
                                        Ended June 30,       Ended June 30,
                                       ----------------    ------------------
(In millions)                           2004      2003      2004       2002
-----------------------------------------------------------------------------
Net income                             $ 3.3    $  4.1     $ 58.1     $ 59.8
   Comprehensive (loss) income of
     unconsolidated affiliates-
     net of tax                         (2.5)     (5.2)      (0.3)       2.2
-----------------------------------------------------------------------------
Total comprehensive income (loss)      $ 0.8    $ (1.1)    $ 57.8     $ 62.0
=============================================================================

Accumulated other comprehensive income arising from unconsolidated affiliates is the Company's portion of ProLiance Energy, LLC's and Reliant Services, LLC's accumulated other comprehensive income related to their use of cash flow hedges, including commodity contracts and interest rate swaps, and the Company's portion of Haddington Energy Partners, LP's accumulated other comprehensive income related to its unrealized gains and losses of "available for sale securities," as defined by SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities."

5.   Earnings Per Share

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share assumes the conversion of stock options into common shares and the lifting of restrictions on issued restricted shares using the treasury stock method to the extent the effect would be dilutive. The following table sets forth the computation of basic and diluted earnings per share calculations for the three and six months ended June 30, 2004 and 2003:

-------------------------------------------------------------------------------
                                             Three Months         Six Months
                                            Ended June 30,      Ended June 30,
                                           -----------------   ----------------
(In millions, except per share data)         2004      2003      2004     2003
-------------------------------------------------------------------------------

Numerator:
   Numerator for basic and diluted
     EPS-Net income                         $  3.3    $  4.1    $ 58.1   $ 59.8
===============================================================================

Denominator:
   Denominator for basic EPS - Weighted
     average common shares outstanding        75.6      67.8      75.5     67.7
   Conversion of stock options and
     lifting of restrictions on issued
     restricted stock                          0.2       0.3       0.4      0.3
-------------------------------------------------------------------------------
   Denominator for diluted EPS - Adjusted
     weighted average shares outstanding
     and assumed conversions outstanding      75.8      68.1      75.9     68.0
===============================================================================

Basic earnings per share                    $ 0.04    $ 0.06    $ 0.77   $ 0.88
Diluted earnings per share                  $ 0.04    $ 0.06    $ 0.77   $ 0.88

For the three months ended June 30, 2004 and 2003, options to purchase an additional 241,274 and 87,963, respectively, shares of the Company's common stock were outstanding, but were not included in the computation of diluted earnings per share because their effect would be antidilutive. Exercise prices for options excluded from the computation ranged from $24.74 to $25.59 in 2004 and from $24.05 to $25.59 in 2003.

For the six months ended June 30, 2004 and 2003, options to purchase an additional 241,274 and 530,663, respectively, shares of the Company's common stock were outstanding, but were not included in the computation of diluted earnings per share because their effect would be antidilutive. Exercise prices for options excluded from the computation ranged from $24.74 to $25.59 in 2004 and from $23.19 to $25.59 in 2003.

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

Net Periodic Benefit Costs
A summary of the components of net periodic benefit cost follows:

----------------------------------------------------------------------------
                                            Three Months Ended June 30,
                                        Pension Benefits     Other Benefits
                                        ----------------    ----------------
(In millions)                            2004      2003      2004      2003
----------------------------------------------------------------------------
Service cost                            $ 1.6     $ 1.6     $ 0.3     $ 0.2
Interest cost                             3.3       3.5       1.5       1.4
Expected return on plan assets           (3.3)     (3.7)     (0.2)     (0.2)
Amortization of prior service cost        0.2       0.2         -         -
Amortization of transitional
   (asset) obligation                       -      (0.1)      0.7       0.7
Amortization of actuarial loss (gain)     0.2       0.1      (0.3)     (0.1)
----------------------------------------------------------------------------
   Net periodic benefit cost            $ 2.0     $ 1.6     $ 2.0     $ 2.0
============================================================================


----------------------------------------------------------------------------
                                            Six Months Ended June 30,
                                        Pension Benefits     Other Benefits
                                        ---------------    -----------------
(In millions)                            2004      2003      2004      2003
----------------------------------------------------------------------------
Service cost                            $ 3.2     $ 3.1     $ 0.6     $ 0.4
Interest cost                             6.6       6.9       3.0       2.8
Expected return on plan assets           (6.6)     (7.4)     (0.4)     (0.4)
Amortization of prior service cost        0.4       0.4         -         -
Amortization of transitional
  (asset) obligation                        -      (0.2)      1.4       1.4
Amortization of actuarial loss (gain)     0.4       0.2      (0.3)     (0.2)
----------------------------------------------------------------------------
   Net periodic benefit cost            $ 4.0     $ 3.0     $ 4.3     $ 4.0
============================================================================

Employer Contributions to Qualified Pension Plans
Currently, the Company expects to contribute approximately $6.6 million to its pension plan trusts for 2004. Through June 30, 2004, $2.6 million has been contributed to its pension plan trusts.

FSP 106-2
On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Medicare Act") was enacted. The Medicare Act introduces a Medicare prescription drug benefit, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least "actuarially equivalent" to the Medicare benefit. In May 2004, FASB issued FASB Staff Position ("FSP") 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," which supercedes FSP 106-1 of the same title issued in January 2004. FSP 106-2 provides guidance on the accounting and required disclosures for the effects of the Medicare Act for employers that sponsor postretirement health care plans that provide prescription drug benefits. FSP 106-2 becomes effective for the first interim or annual period beginning after June 15, 2004, with earlier adoption permitted.

The Company elected to early adopt the accounting for the federal subsidy under the Medicare Act on April 1, 2004, and remeasured its obligation as of January 1, 2004, to incorporate the impact of the Medicare Act which resulted in a reduction to the accumulated benefit obligation of $10.4 million. The remeasurement resulted in a $0.3 million reduction in net periodic postretirement benefit cost for the three and six months ended June 30, 2004. The reduction is a component of amortization of actuarial loss (gain) in the chart above.

The underlying determination of whether an employer's plan qualifies for the federal subsidy is still subject to clarifying federal regulations related to the Medicare Act. When this guidance is issued, the Company may be required to adjust previously reported information.

7.   Transactions with ProLiance Energy, LLC

ProLiance Energy, LLC (ProLiance), a nonregulated energy marketing affiliate of Vectren and Citizens Gas and Coke Utility, provides natural gas and related services to the Company's regulated utilities and nonregulated gas retail operations. ProLiance's primary businesses include gas marketing, gas portfolio optimization, and other portfolio and energy management services. ProLiance's primary customers are utilities and other large end use customers.

Transactions with ProLiance
Purchases from ProLiance for resale and for injections into storage for the three months ended June 30, 2004 and 2003, totaled $202.0 million and $169.2 million, respectively, and for the six months ended June 30, 2004 and 2003 totaled $449.9 million and $434.9 million, respectively. Amounts owed to ProLiance at June 30, 2004, and December 31, 2003, for those purchases were $67.6 million and $86.0 million, respectively, and are included in Accounts payable to affiliated companies. Amounts charged by ProLiance for gas supply services are established by supply agreements with each utility.

ProLiance Contingency
There is currently a lawsuit pending in the United States District Court for the Northern District of Alabama filed by the City of Huntsville, Alabama d/b/a Huntsville Utilities, Inc. (Huntsville Utilities) against ProLiance. Huntsville Utilities asserts claims based on negligent provision of portfolio services and/or pricing advice, fraud, fraudulent inducement, and other theories. These claims relate generally to several basic arguments: 1) negligence in providing advice and/or administering portfolio arrangements, 2) alleged promises to provide gas at a below-market rate, 3) the creation and repayment of a "winter levelizing program" instituted by ProLiance in conjunction with the manager of Huntsville's Gas Utility, to allow Huntsville Utilities to pay its gas bills over an extended period of time coupled with the alleged ignorance about the program on the part of Huntsville Utilities' Gas Board, and, 4) the sale of Huntsville Utilities' gas storage supplies to repay the balance owed on the winter levelizing program and the authority of Huntsville Utilities' gas manager to approve those sales. In a press conference on May 21, 2002, Huntsville Utilities asserted its monetary damages to be approximately $10 million, and seeks to treble that amount. ProLiance has made counterclaims asserting breach of contract, among others, based on Huntsville Utilities' refusal to take gas under fixed price agreements. Both parties have denied the charges contained in the respective claims.

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

IRS Section 29 Tax Credit Recent Developments
Vectren's Coal Mining operations are comprised of Vectren Fuels, Inc. (Fuels), which includes its coal mines and related operations and Vectren Synfuels, Inc. (Synfuels). Synfuels holds one limited partnership unit (an 8.3% interest) in Pace Carbon Synfuels Investors, LP (Pace Carbon), a Delaware limited partnership formed to develop, own, and operate four projects to produce and sell coal-based synthetic fuel utilizing Covol technology.

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

As a partner in Pace Carbon, Vectren has reflected total tax credits under
Section 29 in its consolidated results through June 30, 2004, of approximately $48 million. To date, Vectren has been in a position to fully utilize the credits generated.

During June 2001, the IRS began a tax audit of Pace Carbon for the 1998 tax year and later expanded the audit to include tax years 1999, 2000, and 2001. In May 2004, the IRS completed its audit of the 1998 to 2001 tax returns of Pace Carbon requesting only minor modifications to previously filed returns. There were no changes to any of the filed Section 29 tax credit calculations. The Permanent Subcommittee on Investigations of the U.S. Senate's Committee on Governmental Affairs, however, has an ongoing investigation on the subject of these income tax credits.

Vectren believes it is justified in its reliance on the private letter rulings and recent IRS audit results for the Pace Carbon facilities. However, at this time, Vectren cannot provide any assurance as to the outcome that these uncertainties may have on Vectren's consolidated financial position or liquidity.

SEC Inquiry regarding PUHCA Exemption
In July 2004, the Company received a letter from the SEC regarding its exempt status under the Public Utility Holding Company Act of 1935 (PUHCA). The letter asserts that Vectren's out of state electric power sales exceed the amount previously determined by the SEC to be acceptable in order to qualify for the exemption. Vectren claims exemption from registration under Section 3(a)(1) of PUHCA by rule 2. As required by the rule, Vectren files an annual statement on SEC Form U-3A-2 and has done so for the year ended December 31, 2003. The Company is in the process of responding to the SEC inquiry.

Guarantees & Product Warranties
Vectren Corporation issues guarantees to third parties on behalf of its unconsolidated affiliates. Such guarantees allow those affiliates to execute transactions on more favorable terms than the affiliate could obtain without such a guarantee. Guarantees may include posted letters of credit, leasing guarantees, and performance guarantees. As of June 30, 2004, guarantees issued and outstanding on behalf of unconsolidated affiliates approximated $6 million. The Company has also issued a guarantee approximating $4 million related to the residual value of an operating lease that expires in 2006.

Vectren Corporation has accrued no liabilities for these guarantees as they relate to guarantees issued among related parties or were executed prior to the adoption of FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Liabilities accrued for, and activity related to, product warranties are not significant.

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

The IURC has issued orders that approve:
     * the Company's project to achieve environmental compliance by investing in clean coal technology;
     * a total capital cost investment for this project up to $244 million (excluding AFUDC), subject to periodic review of the actual costs incurred;
     * a mechanism whereby, prior to an electric base rate case, the Company may recover through a rider that is updated every six months, an eight percent return on its weighted capital costs for the project; and
     * ongoing recovery of operating costs, including depreciation and purchased emission allowances through a rider mechanism, related to the clean coal technology once the facility is placed into service.

Based on the level of system-wide emissions reductions required and the control technology utilized to achieve the reductions, the current estimated construction cost is consistent with amounts approved in the IURC's orders. Through June 30, 2004, $180.2 million has been expended, and three of the four SCR's are operational. After the equipment is installed and operational, related annual operating expenses, including depreciation expense, are estimated to be between $24 million and $27 million. The Company is recovering the operational costs associated with the SCR's and related technology. The 8 percent return on capital investment approximates the return authorized in the Company's last electric rate case in 1995 and includes a return on equity.

The Company has achieved timely compliance through the reduction of the Company's overall NOx emissions to levels compliant with Indiana's NOx emissions budget allotted by the USEPA. Therefore, the Company has recorded no accrual for potential penalties that may result from noncompliance.

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

On October 6, 2003, SIGECO filed applications to enter four of the manufactured gas plant sites in IDEM's VRP. The remaining site is currently being addressed in the VRP by another Indiana utility. SIGECO added those four sites into the renewal of the global Voluntary Remediation Agreement that Indiana Gas has in place with IDEM for its manufactured gas plant sites. That renewal was approved by the IDEM on February 24, 2004. On July 13, 2004, SIGECO filed a declaratory judgment action against its carriers seeking a judgment finding its carriers liable under the policies for coverage of further investigation and any necessary remediation costs that SIGECO may accrue under the VRP program. The total investigative costs, and if necessary, costs of remediation at the four SIGECO sites, as well as the amount of any PRP or insurance recoveries, cannot be determined at this time.

Jacobsville Superfund Site
On July 22, 2004, the USEPA listed the Jacobsville Neighborhood Soil Contamination site in Evansville, Indiana, on the National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). The USEPA has identified four sources of historic lead contamination. These four sources shut down manufacturing operations years ago. When drawing up the boundaries for the listing, the USEPA included a 250 acre block of properties surrounding the Jacobsville neighborhood, including Vectren's Wagner Operations Center. Vectren's property has not been named as a source of the lead contamination, nor does the USEPA's soil testing to date indicate that the Vectren property contains lead contaminated soils. Vectren's own soil testing, completed during the construction of the Operations Center did not indicate that the Vectren property contains lead contaminated soils. At this time, Vectren anticipates having only to conduct further soil testing, if required by the USEPA.

10.  Rate & Regulatory Matters

Vectren South (SIGECO) Gas Base Rate Settlement
On March 12, 2004, Vectren South filed a petition with the IURC to adjust its base rates and charges for its gas distribution business in southwestern Indiana to recover the ongoing cost of operating and maintaining the approximately 3,000-mile distribution and storage system used to serve more than 110,000 customers. On June 30, 2004, the IURC approved a $5.7 million base rate increase for Vectren South's gas distribution business in southwestern Indiana. The rate settlement only addresses Vectren South's "non-gas" costs which are incurred to build, operate, and maintain the pipelines, other equipment and systems that are used to deliver gas across Vectren South's system to its customers. The base rate change was implemented on July 1, 2004.

The order also permits Vectren South to recover the on-going costs associated with Vectren South's compliance with the federal Pipeline Safety Improvement Act of 2002. Implementation of these compliance activities will include additional patrols, leakage surveys and direct observation of approximately 90 miles of Vectren South's transmission pipeline system. The Pipeline Safety Improvement Tracker provides for the recovery of up to $750,000 the first year and $500,000 thereafter, subject to OUCC review and IURC approval that the costs are prudently incurred. Any costs incurred in excess of these levels will be deferred for future recovery.

Vectren North (Indiana Gas) Pending Base Rate Filing
On March 19, 2004, Vectren North filed a petition with the IURC to adjust its base rates and charges for its gas distribution business in a 49 county region covering central and southeastern Indiana. If the filing is approved, Indiana Gas expects to increase its base rates by approximately $47 million to recover the ongoing cost of operating, maintaining and expanding the approximately 12,000-mile distribution and storage system used to serve more than 525,000 customers. The petition only addresses Vectren North's "non-gas" costs which are incurred to build, operate and maintain the pipelines, other equipment and systems that are used to deliver gas across Vectren North's system to its customers. The filing also includes a request to implement a normal temperature adjustment mechanism to partially reduce the impact on customer bills caused by variations in weather. On July 19 and 20, the Company presented its case in a public hearing before the IURC. The public and interveners' cases are scheduled to be filed in mid-September, and the Company's rebuttal and any other final evidentiary filings will be made in early October. The final public hearing is scheduled for mid-October, and the briefing will be concluded in early December.

VEDO Pending Base Rate Filing
On April 16, 2004, VEDO issued a pre-filing notice to the PUCO of a request to adjust base rates and charges for VEDO's gas distribution business in a 17-county region covering west central Ohio. On May 24, 2004, the official application and Standard Filing Requirements were filed with the PUCO. If the filing is approved, VEDO expects to increase base rates up to $25 million to recover the ongoing cost of operating, maintaining and expanding the approximately 5,200-mile distribution system used to serve more than 310,000 customers. VEDO's request is subject to review and approval by the PUCO. The petition only addresses VEDO's "non-gas costs," which are incurred to build, operate and maintain pipelines, other equipment and systems that are used to deliver gas across VEDO's system to its customers. The filing also includes a proposed conservation tariff, which, if approved, will enable the Company to proactively support conservation and promote home weatherization and the reduction of energy consumption. Based on the PUCO's regulatory process, the PUCO staff report relating to the Company's request is expected to be submitted in late October. Based upon the PUCO's actions in other proceedings, the Company would expect a litigated resolution of this case in the first quarter of 2005.

Gas Cost Recovery (GCR) Audit Proceedings
There is an Ohio requirement that Ohio gas utilities undergo a biannual audit of their gas acquisition practices in connection with the gas cost recovery (GCR) mechanism. In the case of VEDO, the two-year period began in November 2000, coincident with the Company's acquisition of the Ohio operations and commencement of service in Ohio. The audit provides the initial review of the portfolio administration arrangement between VEDO and ProLiance. The external auditor retained by the PUCO staff submitted an audit report last fall wherein it recommended a disallowance of approximately $7 million of previously recovered gas costs. The Company believes a large portion of the third party auditor recommendations is without merit. There are two elements of the recommendations relating to the treatment of a pipeline refund and a penalty collectively totaling $1.2 million, which VEDO does not oppose. A hearing has been held, and the PUCO staff has recommended a $6.1 million disallowance. The Ohio Consumer Counselor has recommended an $11.5 million disallowance. For this PUCO audit period, any disallowance relating to the Company's ProLiance arrangement will be shared by the Company's joint venture partner. Based on a review of the matters, the Company has reserved $1.1 million for its estimated share of a potential disallowance. The Company believes that these proceedings will not likely have a material effect on the Company's operating results or financial condition. However, the Company can provide no assurance as to the ultimate outcome of this proceeding. The Company anticipates the PUCO's decision will be issued later this year.

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

The Company has neither created nor obtained an interest in a VIE since January 31, 2003. Certain other entities that the Company was involved with prior to that date have been evaluated and determined to be VIE's. The Company has investments in partnership-like structures as a limited partner or as a subordinated lender. The activities of these entities are to purchase or construct as well as operate multifamily housing and office properties. The Company's exposure to loss is limited to its investment which as of June 30, 2004, and December 31, 2003, totaled $16.6 million and $17.1 million, respectively, of Investments in unconsolidated affiliates, and $20.9 million at both dates of Other investments. The Company is also the equity owner in three leveraged leases where its exposure to loss is limited to its net investment which as of June 30, 2004, and December 31, 2003, totaled $6.5 million and $6.0 million, respectively. The Company did not consolidate any of these entities upon adoption of FIN 46R.

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

12.  Segment Reporting

The Company segregates its operations into three groups: 1) Utility Group, 2) Nonregulated Group, and 3) Corporate and Other.

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

Corporate and other includes unallocated corporate expenses such as branding and charitable contributions, among other activities, that benefit the Company's other operating segments. Information related to the Company's business segments is summarized below:

-----------------------------------------------------------------------------
                                         Three Months          Six Months
                                        Ended June 30,       Ended June 30,
                                      ------------------   ------------------
(In millions)                           2004      2003       2004      2003
-----------------------------------------------------------------------------
Revenues
   Utility Group
      Gas Utility Services            $ 154.1   $ 164.5    $ 659.3   $ 673.7
      Electric Utility Services          89.1      75.2      177.9     158.7
      Other Operations                    8.7       6.6       18.1      13.2
      Eliminations                       (8.5)     (6.4)     (17.6)    (12.8)
-----------------------------------------------------------------------------
         Total Utility Group            243.4     239.9      837.7     832.8
-----------------------------------------------------------------------------
   Nonregulated Group                    54.1      47.7      124.5     100.9
   Corporate & Other                        -       0.2          -       0.4
   Eliminations                         (20.8)    (20.0)     (40.0)    (40.0)
-----------------------------------------------------------------------------
   Consolidated Revenues              $ 276.7   $ 267.8    $ 922.1   $ 894.1
=============================================================================

Profitability Measure
   Utility Group: Regulated Operating
    Income(Operating Income Less
    Applicable Income Taxes)
      Gas Utility Services            $   1.1   $   3.9    $  47.2   $  51.3
      Electric Utility Services          13.2      10.6       26.5      27.7
-----------------------------------------------------------------------------
       Total Regulated
         Operating Income                14.3      14.5       73.7      79.0
-----------------------------------------------------------------------------
   Regulated other income - net           1.2       0.8        0.5       0.3
   Regulated interest expense
   & preferred dividends                (15.5)    (15.4)     (31.2)    (30.9)
-----------------------------------------------------------------------------
      Regulated Net Income                  -      (0.1)      43.0      48.4
-----------------------------------------------------------------------------
      Other Operations Net Income         2.8       1.5        4.4       0.3
-----------------------------------------------------------------------------
            Utility Group Net Income      2.8       1.4       47.4      48.7
-----------------------------------------------------------------------------
   Nonregulated Group Net Income          0.7       3.4       11.3      11.9
   Corporate & Other Net Loss            (0.2)     (0.7)      (0.6)     (0.8)
-----------------------------------------------------------------------------
   Consolidated Net Income            $   3.3   $   4.1    $  58.1   $  59.8
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

Indiana Gas provides natural gas distribution and transportation services to a diversified customer base in 49 of Indiana's 92 counties. SIGECO provides electric generation, transmission, and distribution services to 8 counties in southwestern Indiana, including counties surrounding Evansville, and participates in the wholesale power market. SIGECO also provides natural gas distribution and transportation services to 9 counties in southwestern Indiana, including counties surrounding Evansville. Indiana Gas and SIGECO generally do business as Vectren Energy Delivery of Indiana, Inc. The Ohio operations, owned as a tenancy in common by Vectren Energy Delivery of Ohio, Inc. (VEDO), a wholly owned subsidiary, (53% ownership) and Indiana Gas (47% ownership), provide natural gas distribution and transportation services to 17 counties in west central Ohio, including counties surrounding Dayton. VUHI's consolidated operations are collectively referred to as the Utility Group.

The Company is also involved in nonregulated activities in four primary business areas: Energy Marketing and Services, Coal Mining, Utility Infrastructure Services, and Broadband. Energy Marketing and Services markets natural gas and provides energy management services, including energy performance contracting services. Coal Mining mines and sells coal and generates IRS Code Section 29 tax credits relating to the production of coal-based synthetic fuels. Utility Infrastructure Services provides underground construction and repair, facilities locating, and meter reading services. Broadband has investments in broadband communication services such as analog and digital cable television, high-speed Internet and data services, and advanced local and long distance phone services. In addition, the Nonregulated Group has other businesses that invest in energy-related opportunities, real estate, and leveraged leases, among other activities. The Nonregulated Group supports the Company's regulated utilities pursuant to service contracts by providing natural gas supply services, coal, utility infrastructure services, and other services. These operations are collectively referred to as the Nonregulated Group.

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

-------------------------------------------------------------------------------
                                           Three Months          Six Months
                                          Ended June 30,       Ended June 30,
                                        -----------------    ------------------
(In millions, except per share data)     2004      2003       2004       2003
-------------------------------------------------------------------------------
Net income                              $  3.3    $  4.1     $ 58.1     $ 59.8
    Attributed to:
      Utility Group                     $  2.8    $  1.4     $ 47.4     $ 48.7
      Nonregulated Group                   0.7       3.4       11.3       11.9
      Corporate & Other                   (0.2)     (0.7)      (0.6)      (0.8)
-------------------------------------------------------------------------------
Basic earnings per share                $ 0.04    $ 0.06     $ 0.77     $ 0.88
    Attributed to:
      Utility Group                     $ 0.04    $ 0.02     $ 0.63     $ 0.72
      Nonregulated Group                  0.01      0.05       0.15       0.18
      Corporate & Other                  (0.01)    (0.01)     (0.01)     (0.02)

Results

For the three months ended June 30, 2004, net income was $3.3 million, or $.04 per share, compared to net income of $4.1 million, or $0.06 per share for the same period last year. For the six months ended June 30, 2004, reported earnings were $58.1 million, or $0.77 per share, compared to $59.8 million, or $0.88 per share, for the same period in 2003. Of the reduction in year-to-date earnings per share, $0.02 per share is due to the decline in net income and $0.09 per share was attributable to an increase in weighted average shares outstanding, resulting primarily from an equity offering in August 2003.

Utility Group earnings were $2.8 million for the quarter, compared to $1.4 million in the prior year. Electric margins increased 15% due to the recovery of NOx related expenditures and increased demand in native load and large electric customer margins. This was partially offset by lower earnings from wholesale power marketing operations of $3.4 million after tax, compared to the same period last year. Utility Group earnings were $47.4 million for the six months ended June 30, 2004, compared to $48.7 million in the prior year. The $1.3 million decrease in year-to-date Utility Group earnings was primarily due to mild heating weather and lower margins from wholesale power activities. This decrease was partially offset by the return on additional NOx related expenditures and increased electric customer usage. The Company estimates that weather favorably impacted second quarter earnings by approximately $0.8 million after tax and unfavorably impacted year-to-date results by $4.2 million after tax as compared to the same periods in 2003.

Nonregulated Group earnings were $0.7 million for the quarter, compared to $3.4 million in the prior year. A write-down of the Company's share of an investment held by Haddington Energy Partners (Nations Energy Holdings), totaling $5.9 million, or $3.5 million after tax, is the primary contributor to the decline in Nonregulated earnings. Nonregulated earnings for the six months ended June 30, 2004 were $11.3 million, compared to $11.9 million in the prior year. The six months earnings reflect the $6.0 million after tax write downs and other charges related to the Company's broadband business and investments. Haddington Energy Partners' results, which are accounted for using the equity method, have increased $2.3 million over 2003 due to its sale of SAGO Energy, LP in the first quarter of 2004, offset by the second quarter write-down of Nations Energy Holdings. For both the quarter and year-to-date periods, earnings have been positively impacted by utility infrastructure operations, performed through Reliant Services, LLC, a 50% owned joint venture, wholly owned gas retail operations of Vectren Source, and mining operations of Vectren Fuels.

Dividends

Dividends declared for the three months ended June 30, 2004, were $0.285 per share compared to $0.275 per share for the same period in 2003. Dividends declared for the six months ended June 30, 2004 were $0.570 per share compared to $0.550 per share for the same period in 2003.

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

                   Results of Operations of the Utility Group

The Utility Group is comprised of Vectren Utility Holdings, Inc.'s operations, which consist of the Company's regulated operations (the Gas Utility Services and Electric Utility Services operating segments), and other operations that provide information technology and other support services to those regulated operations. Gas Utility Services provides natural gas distribution and transportation services in nearly two-thirds of Indiana and to west central Ohio. Electric Utility Services provides electricity primarily to southwestern Indiana, and includes the Company's power generating and marketing operations. Results of operations of the Utility Group before certain intersegment eliminations and reclassifications for the three and six months ended June 30, 2004 and 2003 are summarized below:

--------------------------------------------------------------------------------
                                             Three Months         Six Months
                                            Ended June 30,      Ended June 30,
                                          ------------------  ------------------
(In millions, except per share amounts)     2004      2003      2004      2003
--------------------------------------------------------------------------------
OPERATING REVENUES
  Gas revenues                            $ 154.1   $ 164.5   $ 659.3   $ 673.7
  Electric revenues                          89.1      75.2     177.9     158.7
  Other revenues                              0.2       0.2       0.5       0.4
--------------------------------------------------------------------------------
     Total operating revenues               243.4     239.9     837.7     832.8
--------------------------------------------------------------------------------
OPERATING EXPENSES
  Cost of gas                                97.0     103.7     462.7     468.5
  Fuel for electric generation               23.8      20.6      46.6      41.4
  Purchased electric energy                   6.8       3.8      11.2       8.3
  Other operating                            53.7      53.9     113.8     110.5
  Depreciation & amortization                31.8      29.6      61.5      58.4
  Taxes other than income taxes              10.4      10.9      32.7      32.6
--------------------------------------------------------------------------------
     Total operating expenses               223.5     222.5     728.5     719.7
--------------------------------------------------------------------------------
OPERATING INCOME                             19.9      17.4     109.2     113.1
OTHER INCOME (EXPENSE) - NET
  Equity in earnings (losses) of
     unconsolidated affiliates                0.1       0.1       0.2      (0.4)
  Other - net                                 1.4       0.2       1.3      (1.3)
--------------------------------------------------------------------------------
     Total other income (expense) - net       1.5       0.3       1.5      (1.7)
--------------------------------------------------------------------------------
Interest expense                             16.5      15.9      33.4      32.4
--------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                    4.9       1.8      77.3      79.0
--------------------------------------------------------------------------------
Income taxes                                  2.1       0.4      29.9      30.3
--------------------------------------------------------------------------------
NET INCOME                                $   2.8   $   1.4   $  47.4   $  48.7
================================================================================

BASIC EARNINGS PER SHARE                  $  0.04   $  0.02   $  0.63   $  0.72
================================================================================

Utility Group earnings for the second period of 2004 were $2.8 million, compared to $1.4 million for the same quarter last year. The $1.4 million increase was primarily due to the return on additional NOx related environmental expenditures. Results from wholesale power activities were down for the quarter but were offset by increased electric customer usage. Weather for the quarter compared to the same period last year had a slight favorable impact. Utility Group earnings were $47.4 million for the six months ended June 30, 2004, compared to $48.7 million in the prior year. The $1.3 million decrease was primarily due to mild heating weather and lower margins from wholesale power activities. This decrease was partially offset by the return on additional NOx related expenditures totaling $2.1 million and increased electric customer usage. The Company estimates that weather favorably impacted second quarter earnings by approximately $0.8 million after tax and unfavorably impacted year-to-date results by $4.2 million after tax compared to the same periods in 2003.

Throughout this discussion, the terms Gas Utility margin and Electric Utility margin are used. Gas Utility margin and Electric Utility margin could be considered non-GAAP measures of income. Gas Utility margin is calculated as Gas Utility revenues less the Cost of gas. Electric Utility margin is calculated as Electric Utility revenues less Fuel for electric generation and Purchased electric energy. These measures exclude Other operating expenses, Depreciation and amortization, and Taxes other than income taxes, which are included in the calculation of operating income. The Company believes Gas Utility and Electric Utility margins are better indicators of relative contribution than revenues since gas prices and fuel costs can be volatile and are generally collected on a dollar for dollar basis from customers. Margins should not be considered an alternative to, or a more meaningful indicator of operating performance than, operating income or net income as determined in accordance with accounting principles generally accepted in the United States.

Significant Fluctuations

Utility Group Margin

Margin generated from the sale of natural gas and electricity to small customers (generally residential and commercial customers) is seasonal and impacted by weather patterns in its service territory. Margin generated from sales to large customers (generally industrial and other contract and firm wholesale customers) is impacted by overall economic conditions. Margin is also impacted by the collection of state mandated taxes which fluctuate with gas costs and also some level of price sensitive fluctuation in volumes sold. Electric generating asset optimization activities are primarily affected by market conditions, the level of excess generating capacity, and electric transmission availability. Following is a discussion and analysis of margin generated from regulated utility operations.

Gas Utility Margin (Gas Utility Revenues less Cost of Gas Sold)
Gas Utility margin and throughput by customer type follows:

------------------------------------------------------------------------------
                                            Three Months        Six Months
                                           Ended June 30,     Ended June 30,
                                          ----------------  ------------------
(In millions)                              2004     2003      2004      2003
------------------------------------------------------------------------------

   Residential & Commercial               $ 44.8   $ 48.2   $ 163.3   $ 172.6
   Contract                                 10.9      9.7      28.9      28.2
   Other                                     1.4      2.9       4.4       4.4
------------------------------------------------------------------------------
     Total gas utility margin             $ 57.1   $ 60.8   $ 196.6   $ 205.2
==============================================================================

Sold & transported volumes in MMDth:
   To residential & commercial customers    12.2     14.1      69.5      75.9
   To contract customers                    18.6     18.1      47.8      48.4
------------------------------------------------------------------------------
     Total throughput                       30.8     32.2     117.3     124.3
==============================================================================

Gas utility margins were $57.1 million and $196.6 million for the three and six months ended June 30, 2004. This represents a decrease compared to prior periods of $3.7 million and $8.6 million, respectively. Heating weather for the quarter was 27% warmer than normal and 21% warmer than last year. Weather for the six months was 8% warmer than normal and 12% warmer than last year. The estimated decline in margin due to weather was $2.6 million and $10.3 million for the three and six month periods, compared to the prior year. Gas sold and transported volumes were 4% less for the second quarter of 2004 compared to the prior year and 6% less for the six months ended June 30, 2004, compared to the prior year. The decreased throughput was primarily attributable to weather and partially offset by customer growth for both periods and a 3% increase in large volume contract throughput for the second quarter 2004, compared to 2003. The average cost per dekatherm of gas purchased for the six months ended June 30, 2004, was $6.72 compared to $6.51 in 2003.

Electric Utility Margin (Electric Utility Revenues less Fuel for Electric Generation and Purchased Electric Energy)
Electric Utility margin by revenue type follows:

-------------------------------------------------------------------------------
                                          Three Months           Six Months
                                         Ended June 30,        Ended June 30,
-------------------------------------------------------------------------------
(In millions)                           2004       2003        2004       2003
-------------------------------------------------------------------------------
Residential & commercial               $ 40.2     $ 29.4     $  75.7    $  62.7
Industrial                               15.7       12.8        30.2       25.1
Municipalities & other                    4.3        4.6         8.9        9.1
-------------------------------------------------------------------------------
  Total retail & firm wholesale          60.2       46.8       114.8       96.9
Asset optimization                       (1.7)       4.0         5.3       12.1
-------------------------------------------------------------------------------
     Total electric utility margin     $ 58.5     $ 50.8     $ 120.1    $ 109.0
===============================================================================

Retail & Firm Wholesale Margin
Electric retail and firm wholesale utility margins were $60.2 million and $114.8 million for the three and six months ended June 30, 2004. This represents an increase over the same period last year of $13.4 million and $17.9 million, respectively. Margins increased $3.9 million quarter over quarter and $7.6 million for the six month period due primarily to an increase in retail electric rates related to the recovery of NOx related expenditures. Excluding the effects of NOx recovery, margins from industrial customers increased $1.8 million for the quarter and $2.8 million for the year to date over 2003, which reflects some economic recovery. Margin from small customers (excluding the effects of NOx) increased over $8 million for both the quarter and year to date due to weather and increased usage. Weather for the quarter was 20% warmer than normal and 111% warmer than last year. Weather for the six months was also 20% warmer than normal and 114% warmer than last year. The estimated increase in margin due to weather was $4.0 million and $3.3 million for the three and six month periods, respectively, compared to the prior year. Due to the above factors, volumes sold increased 9% to 3.1 GWh for the six months ended June 30, 2004 compared to 2.8 GWh in 2003.

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

Following is a reconciliation of asset optimization activity:

-------------------------------------------------------------------------
                                        Three Months        Six Months
                                       Ended June 30,     Ended June 30,
                                      ----------------   ----------------
(In millions)                           2004     2003      2004     2003
-------------------------------------------------------------------------
Beginning of Period Net Asset
  Optimization Position                $ 3.4    $(0.4)    $(0.4)   $ (0.7)

Statement of Income Activity
   Net mark-to-market (losses)
     gains realized                     (2.0)    (0.1)      0.8       0.8
   Net realized gains recognized         0.3      4.1       4.5      11.3
--------------------------------------------------------------------------
      Asset optimization margin         (1.7)     4.0       5.3      12.1
--------------------------------------------------------------------------
Net cash paid (received)
  & other adjustments                    0.5     (3.5)     (2.7)    (11.3)
--------------------------------------------------------------------------
End of Period Net Asset
   Optimization Position               $ 2.2    $ 0.1     $ 2.2    $  0.1
==========================================================================

Net wholesale margins declined $5.7 million and $6.8 million for the three and six month periods compared to last year. The decrease in margin both for the quarter and year-to-date is due largely to less excess capacity. Increases in demand by native load customers and scheduled outages of owned generation related to the installation of environmental compliance equipment reduced the availability of excess power.

Following is information regarding asset optimization activities included in Electric utility revenues and Fuel for electric generation in the Statements of
Income:

--------------------------------------------------------------------------------
                                           Three Months           Six Months
                                          Ended June 30,        Ended June 30,
                                       -------------------    ------------------
(In millions)                           2004        2003       2004       2003
--------------------------------------------------------------------------------
Activity related to:
    Sales contracts                    $ 30.8      $ 21.0     $ 42.7     $ 68.2
    Purchase contracts                  (28.1)      (14.9)     (34.1)     (51.6)
    Net mark-to-market (losses)
     gains realized                      (2.0)       (0.1)       0.8        0.8
--------------------------------------------------------------------------------
    Net asset optimization revenue        0.7         6.0        9.4       17.4
--------------------------------------------------------------------------------
    Fuel for electric generation          2.4         2.0        4.1        5.3
--------------------------------------------------------------------------------
       Asset optimization margin       $ (1.7)     $  4.0     $  5.3     $ 12.1
================================================================================

Utility Group Operating Expenses

Other operating expenses and depreciation expense for the three and six months ended June 30, 2004 collectively increased $2.0 million and $6.4 million, respectively, compared to 2003. For the quarter, additional NOx related operating expenses were $2.2 million (other operating expenses of $1.6 million and depreciation of $0.6 million). For the six months, additional operating NOx related operating expenses were $4.1 million (other operating expenses of $2.2 million and depreciation of $1.9 million). The remaining increase in other operating expenses is primarily due to higher labor and benefit costs. The remaining increase in depreciation expense is primarily due to normal additions to utility plant.

Utility Group Total Other Income (Expense)

For the three and six months ended June 30, 2004, total other income (expense) increased $1.2 million and $3.2 million, respectively, compared to 2003. The increase was primarily attributable to 2003 charges related to the Company's investments in BABB International, which totaled $1.9 million for the quarter and $3.9 million for the six month period.

Utility Group Interest Expense

For the three and six months ended June 30, 2004, interest expense increased $0.6 million and $1.0 million, respectively, compared to 2003. The increase reflects the July 2003 issuance of long-term debt which included conversion of short-term variable rate debt to fixed rate higher coupon long-term debt.

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

The IURC has issued orders that approve:
     * the Company's project to achieve environmental compliance by investing in clean coal technology;
     * a total capital cost investment for this project up to $244 million (excluding AFUDC), subject to periodic review of the actual costs incurred;
     * a mechanism whereby, prior to an electric base rate case, the Company may recover through a rider that is updated every six months, an eight percent return on its weighted capital costs for the project; and
     * ongoing recovery of operating costs, including depreciation and purchased emission allowances through a rider mechanism, related to the clean coal technology once the facility is placed into service.

Based on the level of system-wide emissions reductions required and the control technology utilized to achieve the reductions, the current estimated construction cost is consistent with amounts approved in the IURC's orders. Through June 30, 2004, $180.2 million has been expended, and three of the four SCR's are operational. After the equipment is installed and operational, related annual operating expenses, including depreciation expense, are estimated to be between $24 million and $27 million. The Company is recovering the operational costs associated with the SCR's and related technology. The 8 percent return on capital investment approximates the return authorized in the Company's last electric rate case in 1995 and includes a return on equity.

The Company has achieved timely compliance through the reduction of the Company's overall NOx emissions to levels compliant with Indiana's NOx emissions budget allotted by the USEPA. Therefore, the Company has recorded no accrual for potential penalties that may result from noncompliance.

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

On October 6, 2003, SIGECO filed applications to enter four of the manufactured gas plant sites in IDEM's VRP. The remaining site is currently being addressed in the VRP by another Indiana utility. SIGECO added those four sites into the renewal of the global Voluntary Remediation Agreement that Indiana Gas has in place with IDEM for its manufactured gas plant sites. That renewal was approved by the IDEM on February 24, 2004. On July 13, 2004, SIGECO filed a declaratory judgment action against its carriers seeking a judgment finding its carriers liable under the policies for coverage of further investigation and any necessary remediation costs that SIGECO may accrue under the VRP program. The total investigative costs, and if necessary, costs of remediation at the four SIGECO sites, as well as the amount of any PRP or insurance recoveries, cannot be determined at this time.

Jacobsville Superfund Site

On July 22, 2004, the USEPA listed the Jacobsville Neighborhood Soil Contamination site in Evansville, Indiana, on the National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). The USEPA has identified four sources of historic lead contamination. These four sources shut down manufacturing operations years ago. When drawing up the boundaries for the listing, the USEPA included a 250 acre block of properties surrounding the Jacobsville neighborhood, including Vectren's Wagner Operations Center. Vectren's property has not been named as a source of the lead contamination, nor does the USEPA's soil testing to date indicate that the Vectren property contains lead contaminated soils. Vectren's own soil testing, completed during the construction of the Operations Center did not indicate that the Vectren property contains lead contaminated soils. At this time, Vectren anticipates having only to conduct further soil testing, if required by the USEPA.

Rate & Regulatory Matters

Vectren South (SIGECO) Gas Base Rate Settlement

On March 12, 2004, Vectren South filed a petition with the IURC to adjust its base rates and charges for its gas distribution business in southwestern Indiana to recover the ongoing cost of operating and maintaining the approximately 3,000-mile distribution and storage system used to serve more than 110,000 customers. On June 30, 2004, the IURC approved a $5.7 million base rate increase for Vectren South's gas distribution business in southwestern Indiana. The rate settlement only addresses Vectren South's "non-gas" costs which are incurred to build, operate, and maintain the pipelines, other equipment and systems that are used to deliver gas across Vectren South's system to its customers. The base rate change was implemented on July 1, 2004.

The order also permits Vectren South to recover the on-going costs associated with Vectren South's compliance with the federal Pipeline Safety Improvement Act of 2002. Implementation of these compliance activities will include additional patrols, leakage surveys and direct observation of approximately 90 miles of Vectren South's transmission pipeline system. The Pipeline Safety Improvement Tracker provides for the recovery of up to $750,000 the first year and $500,000 thereafter, subject to OUCC review and IURC approval that the costs are prudently incurred. Any costs incurred in excess of these levels will be deferred for future recovery.

Vectren North (Indiana Gas) Pending Base Rate Filing

On March 19, 2004, Vectren North filed a petition with the IURC to adjust its base rates and charges for its gas distribution business in a 49 county region covering central and southeastern Indiana. If the filing is approved, Indiana Gas expects to increase its base rates by approximately $47 million to recover the ongoing cost of operating, maintaining and expanding the approximately 12,000-mile distribution and storage system used to serve more than 525,000 customers. The petition only addresses Vectren North's "non-gas" costs which are incurred to build, operate and maintain the pipelines, other equipment and systems that are used to deliver gas across Vectren North's system to its customers. The filing also includes a request to implement a normal temperature adjustment mechanism to partially reduce the impact on customer bills caused by variations in weather. On July 19 and 20, the Company presented its case in a public hearing before the IURC. The public and interveners' cases are scheduled to be filed in mid-September, and the Company's rebuttal and any other final evidentiary filings will be made in early October. The final public hearing is scheduled for mid-October, and the briefing will be concluded in early December.

VEDO Pending Base Rate Filing

On April 16, 2004, VEDO issued a pre-filing notice to the PUCO of a request to adjust base rates and charges for VEDO's gas distribution business in a 17-county region covering west central Ohio. On May 24, 2004, the official application and Standard Filing Requirements were filed with the PUCO. If the filing is approved, VEDO expects to increase base rates up to $25 million to recover the ongoing cost of operating, maintaining and expanding the approximately 5,200-mile distribution system used to serve more than 310,000 customers. VEDO's request is subject to review and approval by the PUCO. The petition only addresses VEDO's "non-gas costs," which are incurred to build, operate and maintain pipelines, other equipment and systems that are used to deliver gas across VEDO's system to its customers. The filing also includes a proposed conservation tariff, which, if approved, will enable the Company to proactively support conservation and promote home weatherization and the reduction of energy consumption. Based on the PUCO's regulatory process, the PUCO staff report relating to the Company's request is expected to be submitted in late October. Based upon the PUCO's actions in other proceedings, the Company would expect a litigated resolution of this case in the first quarter of 2005.

Gas Cost Recovery (GCR) Audit Proceedings

There is an Ohio requirement that Ohio gas utilities undergo a biannual audit of their gas acquisition practices in connection with the gas cost recovery (GCR) mechanism. In the case of VEDO, the two-year period began in November 2000, coincident with the Company's acquisition of the Ohio operations and commencement of service in Ohio. The audit provides the initial review of the portfolio administration arrangement between VEDO and ProLiance. The external auditor retained by the PUCO staff submitted an audit report last fall wherein it recommended a disallowance of approximately $7 million of previously recovered gas costs. The Company believes a large portion of the third party auditor recommendations is without merit. There are two elements of the recommendations relating to the treatment of a pipeline refund and a penalty collectively totaling $1.2 million, which VEDO does not oppose. A hearing has been held, and the PUCO staff has recommended a $6.1 million disallowance. The Ohio Consumer Counselor has recommended an $11.5 million disallowance. For this PUCO audit period, any disallowance relating to the Company's ProLiance arrangement will be shared by the Company's joint venture partner. Based on a review of the matters, the Company has reserved $1.1 million for its estimated share of a potential disallowance. The Company believes that these proceedings will not likely have a material effect on the Company's operating results or financial condition. However, the Company can provide no assurance as to the ultimate outcome of this proceeding. The Company anticipates the PUCO's decision will be issued later this year.

                 Results of Operations of the Nonregulated Group

The Company is also involved in nonregulated activities in four primary business areas: Energy Marketing and Services, Coal Mining, Utility Infrastructure Services, and Broadband. Energy Marketing and Services markets natural gas and provides energy management services, including energy performance contracting services. Coal Mining mines and sells coal and generates IRS Code Section 29 tax credits relating to the production of coal-based synthetic fuels. Utility Infrastructure Services provides underground construction and repair, facilities locating, and meter reading services. Broadband has investments in broadband communication services such as analog and digital cable television, high-speed Internet and data services, and advanced local and long distance phone services. In addition, the Nonregulated Group has other businesses that invest in energy-related opportunities, real estate, and leveraged leases, among other activities. The Nonregulated Group supports the Company's regulated utilities pursuant to service contracts by providing natural gas supply services, coal, utility infrastructure services, and other services. The results of operations of the Nonregulated Group before certain intersegment eliminations and reclassifications for the three and six months ended June 30, 2004 and 2003, follow:

------------------------------------------------------------------------------
                                          Three Months         Six Months
                                         Ended June 30,      Ended June 30,
                                       -----------------  --------------------
(In millions, except per share amounts) 2004      2003       2004       2003
--------------------------------------------------------  --------------------

Energy services & other revenues       $ 54.1    $ 47.7    $ 124.5    $ 100.9

Operating expenses:
   Cost of energy services
     & other revenues                    43.4      38.2      102.3       82.9
   Operating expenses                    10.0       9.3       22.0       18.4
------------------------------------------------------------------------------
      Total expenses                     53.4      47.5      124.3      101.3
------------------------------------------------------------------------------
OPERATING INCOME (LOSS)                   0.7       0.2        0.2       (0.4)

Other income (expense):
   Equity in (losses) earnings of
      unconsolidated affiliates          (4.9)     (0.2)      11.8        9.1
   Other income (expense) - net           0.7      (1.1)      (3.9)         -
------------------------------------------------------------------------------
      Total other income (expense) - net (4.2)     (1.3)       7.9        9.1
------------------------------------------------------------------------------
Interest expense                          2.6       2.4        5.4        4.8
------------------------------------------------------------------------------
INCOME (LOSS) BEFORE TAXES               (6.1)     (3.5)       2.7        3.9
Income tax                               (6.8)     (6.9)      (8.6)      (8.1)
Minority interest in consolidated
  subsidiaries                              -         -          -        0.1
------------------------------------------------------------------------------
NET INCOME                             $  0.7    $  3.4    $  11.3    $  11.9
==============================================================================

BASIC EARNINGS PER SHARE               $ 0.01    $ 0.05    $  0.15    $  0.18
==============================================================================

NET INCOME (LOSS) ATTRIBUTED TO:
   Energy Marketing & Services         $  1.0    $  1.1    $   8.0     $ 9.2
   Coal Mining                            3.8       4.6        7.4       6.9
   Utility Infrastructure                 0.5      (0.2)      (0.1)     (1.2)
   Broadband                              0.1      (1.2)      (3.3)     (1.2)
   Other Businesses                      (4.7)     (0.9)      (0.7)     (1.8)

Nonregulated Group earnings were $0.7 million for the quarter, compared to $3.4 million in the prior period. A write-down of the Company's share of an investment held by Haddington Energy Partners (Nations Energy Holdings), totaling $5.9 million, or $3.5 million after tax, is the primary contributor to the decline in Nonregulated earnings. Nonregulated earnings for the six months ended June 30, 2004 were $11.3 million, compared to $11.9 million in the prior year. The six months earnings reflect $6.0 million after tax write downs and other charges related to the Company's broadband business and investments. Haddington Energy Partners' results, which are accounted for using the equity method, have increased $2.3 million over 2003 due to its sale of SAGO Energy, LP in the first quarter of 2004, offset by the second quarter write-down of Nations Energy Holdings. For both the quarter and year-to-date periods, earnings have been positively impacted by utility infrastructure operations, performed through Reliant Services, LLC, a 50% owned joint venture, wholly owned gas retail operations of Vectren Source, and mining operations of Vectren Fuels.

Energy Marketing & Services

Energy Marketing and Services is comprised of the Company's gas marketing operations, performance contracting operations, and its retail gas supply and other related products and services operations.

Gas marketing operations are performed through the Company's investment in ProLiance Energy LLC (ProLiance), a nonregulated energy marketing affiliate of Vectren and Citizens Gas and Coke Utility. ProLiance provides natural gas and related services to the Company's regulated utilities and nonregulated gas retail operations. ProLiance's primary businesses include gas marketing, gas portfolio optimization, and other portfolio and energy management services. ProLiance's primary customers are utilities and other large end use customers.

Energy Systems Group, LLC (ESG) provides energy performance contracting and facility upgrades through its design and installation of energy-efficient equipment throughout the Midwest. ESG recently acquired Progress Energy Solutions, expanding its operations throughout the Southeast and Mid-Atlantic United States.

Vectren Retail, LLC (d/b/a Vectren Source) provides natural gas and other related products and services in Ohio and Indiana, serving approximately 88,000 customers opting for choice among energy providers. In June, Vectren Source was certified by the Georgia Public Service Commission and has begun initial marketing efforts in the Atlanta Gas Light service territory.

Net income generated by Energy Marketing and Services for the three months ended June 30, 2004, was $1.0 million, as compared to $1.1 million in 2003. Net income generated by Energy Marketing and Services for the six months ended June 30, 2004, was $8.0 million, compared to $9.2 million in 2003. Gas marketing operations, performed through ProLiance, contributed quarterly earnings of $1.7 million in 2004, compared to $1.6 million in 2003. Year-to-date earnings from ProLiance in 2004 were $8.6 million in 2004, compared to $10.1 million in 2003. The six month decrease results principally from unprecedented volatility in gas prices in March 2003. Vectren Source operations have contributed earnings increases for the quarterly and year-to-date periods of $0.7 million and $1.3 million, respectively. The increases are principally due to increased customers and margins per unit of throughput. Earnings from performance contracting operations, performed through ESG, have decreased both for the quarter and year-to-date by $0.3 million and $0.8 million, respectively, due to the timing of projects year over year; however, current backlog stands at record levels.

ProLiance Contingency

There is currently a lawsuit pending in the United States District Court for the Northern District of Alabama filed by the City of Huntsville, Alabama d/b/a Huntsville Utilities, Inc. (Huntsville Utilities) against ProLiance. Huntsville Utilities asserts claims based on negligent provision of portfolio services and/or pricing advice, fraud, fraudulent inducement, and other theories. These claims relate generally to several basic arguments: 1) negligence in providing advice and/or administering portfolio arrangements; 2) alleged promises to provide gas at a below-market rate; 3) the creation and repayment of a "winter levelizing program" instituted by ProLiance in conjunction with the manager of Huntsville's Gas Utility, to allow Huntsville Utilities to pay its gas bills over an extended period of time coupled with the alleged ignorance about the program on the part of Huntsville Utilities' Gas Board, and; 4) the sale of Huntsville Utilities' gas storage supplies to repay the balance owed on the winter levelizing program and the authority of Huntsville Utilities' gas manager to approve those sales. In a press conference on May 21, 2002, Huntsville Utilities asserted its monetary damages to be approximately $10 million, and seeks to treble that amount. ProLiance has made counterclaims asserting breach of contract, among others, based on Huntsville Utilities' refusal to take gas under fixed price agreements. Both parties have denied the charges contained in the respective claims.

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

Coal Mining

The Coal Mining Group mines and sells coal to the Company's utility operations and to other third parties through its wholly owned subsidiary Vectren Fuels, Inc. (Fuels). The Coal Mining Group also generates IRS Code Section 29 tax credits relating to the production of coal-based synthetic fuels through its 8.3% ownership interest in Pace Carbon Synfuels, LP (Pace Carbon). Pace Carbon developed, owns, and operates four projects to produce and sell coal-based synthetic fuel (synfuel) utilizing Covol technology. Vectren accounts for is investment in Pace Carbon using the equity method. In addition, Fuels receives synfuel-related fees from synfuel producers unrelated to Pace Carbon for a portion of its coal production.

Coal Mining net income for the three months ended June 30, 2004, was $3.8 million, compared to $4.6 million in 2003. Coal Mining net income for the six months ended June 30, 2004, was $7.4 million, compared to $6.9 million in 2003. Mining operations were generally flat for the quarter and increased $0.8 million for the six months, compared to 2003 results. The increase was primarily due to improved pricing and better mining conditions. Synfuel-related results for the quarter, which include earnings from Pace Carbon and synfuel processing fees earned by Fuels, contributed $3.2 million in earnings in 2004, compared to $4.1 million in 2003. Synfuel-related results for the six months contributed $6.1 million in earnings in 2004, compared to $6.4 million in 2003. During the second quarter of 2004, Pace Carbon produced less synthetic fuel compared to 2003 due to feed stock problems at one of the four plants. Section 29 tax credits are recorded in Income taxes.

IRS Section 29 Tax Credit Recent Developments

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

As a partner in Pace Carbon, Vectren has reflected total tax credits under
Section 29 in its consolidated results through June 30, 2004, of approximately $48 million. To date, Vectren has been in a position to fully utilize the credits generated.

During June 2001, the IRS began a tax audit of Pace Carbon for the 1998 tax year and later expanded the audit to include tax years 1999, 2000, and 2001. In May 2004, the IRS completed its audit of the 1998 to 2001 tax returns of Pace Carbon requesting only minor modifications to previously filed returns. There were no changes to any of the filed Section 29 tax credit calculations. The Permanent Subcommittee on Investigations of the U.S. Senate's Committee on Governmental Affairs, however, has an ongoing investigation on the subject of these income tax credits.

Vectren believes it is justified in its reliance on the private letter rulings and recent IRS audit results for the Pace Carbon facilities. However, at this time, Vectren cannot provide any assurance as to the outcome that these uncertainties may have on Vectren's consolidated financial position or liquidity.

Utility Infrastructure Services

Utility Infrastructure Services provides underground construction and repair to gas, water, electric and telecommunications companies primarily through its investment in Reliant Services, LLC (Reliant) and Reliant's 100% ownership in Miller Pipeline. Reliant is a 50% owned strategic alliance with an affiliate of Cinergy Corp. and is accounted for using the equity method of accounting. Construction and repair activity improved in the second quarter due to the seasonal change in weather and continued increases in utility work. Infrastructure's income for the quarter was $0.5 million, an improvement of $0.7 million from 2003. Infrastructure's results were flat for the six months ended June 30, 2004, an improvement of $1.1 million over 2003.

Broadband and Other Businesses

During the first quarter of 2004, the Company continued to evaluate strategic alternatives for its broadband investments and concluded that it is unlikely that it would be making additional investments in its franchises in the Indianapolis and Dayton markets. As a result, the Company recorded impairment charges for its investment in Utilicom related activities, totaling $3.6 million after tax. Consistent with long-term strategic objectives, the Company ceased operations of Vectren Communications Services, a municipal broadband consulting business, during the second quarter of 2004. For the six months ended June 30, 2004, VCS incurred losses totaling $2.4 million after tax, resulting primarily from inventory write downs, cessation accruals, and other costs. Inventory write downs recorded in the first quarter totaled $0.9 million after tax. In total, charges associated with broadband related businesses and investments totaled $6.0 million after tax for the six months ended June 30, 2004.

Broadband results for the six months ended June 30, 2004, were a $3.3 million after tax loss, compared to a $1.2 million after tax loss in 2003. The second quarter of 2003 includes a $1.2 million loss on the sale of its investment in First Mile Technologies. Vectren is an investor in SIGECOM Holdings, Inc., located in Evansville, Indiana, and in convertible debt at its parent, Utilicom Networks. SIGECOM provides broadband service to over 28,000 customers, averaging nearly 3 revenue generating units per customer and continues to increase its positive EBITDA. Vectren Communications Services results are reported in Other Businesses

Haddington Energy Partnerships, a component of the Other Businesses Group, are equity method investments that invest in energy-related ventures. In March 2004, these partnerships sold their investments in SAGO Energy, LP, (SAGO) for cash. The Company recognized its portion of the pre-tax gain totaling $9.0 million ($5.3 million after tax), or $0.07 per share in March 2004. During the second quarter, the SAGO gain was partially offset by the write-down of Nations Energy Holdings, of which Vectren's portion was $5.9 million ($3.5 million after tax). In total, earnings from Haddington for the six months ended June 30, 2004 are $2.0 million, compared to a loss of $0.3 million in 2003.

The Company's Other Business Group reported a net loss of $4.7 million for the three months ended June 30, 2004, compared to net losses of $0.9 million in 2003. For the six months ended June 30, 2004, the Other Businesses Group reported net losses of $0.7 million, compared to net losses of $1.8 million in 2003. These results reflect the net effect of Haddington's sale of SAGO Energy in the first quarter of 2004 and the write down of Nations Energy in the second quarter, and the VCS-related charges described above.

Significant Fluctuations of Consolidated Operations

Revenues and Cost of Revenues

For the three months ended June 30, 2004, nonregulated revenues and cost of revenues increased $6.4 million and $5.2 million, respectively, compared to 2003. For the six months ended June 30, 2004 and 2003, nonregulated revenues and cost of revenues increased $23.6 million and $19.4 million, respectively. The principal reason for the increases is due to Vectren Source's operations. Vectren Source's revenues were $11.0 million for the three months ended June 30, 2004, compared to $4.7 million in 2003 and its costs of revenues were $9.4 million for 2004 compared to $4.3 million in 2003. Vectren Source's revenues were $45.8 million for the six months ended June 30, 2004, compared to $20.6 million in 2003 and its costs of revenues were $39.8 million for 2004 compared to $18.3 million in 2003. The increased revenues and costs resulted from additional customers, increased customer consumption, and increased average selling prices. Margins from Vectren Source increased $1.3 million to $1.6 million for the three months ended June 30, 2004, compared to 2003. Margins from Vectren Source increased $3.6 million to $6.0 million for the six months ended June 30, 2004, compared to 2003.

Operating Expenses

For the three and six months ended June 30, 2004, operating expenses increased $0.7 million and $3.6 million, respectively, compared to 2003. The increases result primarily from charges related to VCS inventory write downs, cessation charges, and other costs.

Significant Fluctuations of Unconsolidated Affiliates and Investments

Equity in Earnings of Unconsolidated Affiliates

The primary components of equity in earnings of unconsolidated affiliates relate to the earnings of the Haddington partnerships, earnings of ProLiance, and losses incurred by Pace Carbon. For the three months ended June 30, 2004, the Company's portion of the Haddington partnerships' results was a loss of $5.5 million compared to breakeven results in 2003. For the six months ended June 30, 2004, the Company's portion of the Haddington partnerships' earnings was $3.8 million compared to a loss of $0.1 million in 2003.

For the three months ended June 30, 2004, the Company's portion of ProLiance's earnings was $3.0 million compared to $2.7 million in 2003. For the six months ended June 30, 2004, the Company's portion of ProLiance's earnings was $14.6 million compared to $16.9 million in 2003.

For the three months ended June 30, 2004 and 2003, the Company's portion of Pace Carbon losses was $3.1 million and $2.9 million, respectively. For six months ended June 30, 2004 and 2003, the Company's portion of Pace Carbon losses was $6.5 million and $6.4 million, respectively.

Other Income (Expense) - Net

Other income (expense) - net reflects $6.0 million of impairment charges associated with the Broadband operations incurred during the six months ended June 30, 2004, and a $2.0 million loss associated with the sale of First Mile in the second quarter of 2003.

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

The Company has neither created nor obtained an interest in a VIE since January 31, 2003. Certain other entities that the Company was involved with prior to that date have been evaluated and determined to be VIE's. The Company has investments in partnership-like structures as a limited partner or as a subordinated lender. The activities of these entities are to purchase or construct as well as operate multifamily housing and office properties. The Company's exposure to loss is limited to its investment which as of June 30, 2004, and December 31, 2003, totaled $16.6 million and $17.1 million, respectively, of Investments in unconsolidated affiliates, and $20.9 million at both dates of Other investments. The Company is also the equity owner in three leveraged leases where its exposure to loss is limited to its net investment which as of June 30, 2004, and December 31, 2003, totaled $6.5 million and $6.0 million, respectively. The Company did not consolidate any of these entities upon adoption of FIN 46R.

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

                      SEC Inquiry regarding PUHCA Exemption

In July 2004, the Company received a letter from the SEC regarding its exempt status under the Public Utility Holding Company Act of 1935 (PUHCA). The letter asserts that Vectren's out of state electric power sales exceed the amount previously determined by the SEC to be acceptable in order to qualify for the exemption. Vectren claims exemption from registration under Section 3(a)(1) of PUHCA by rule 2. As required by the rule, Vectren files an annual statement on SEC Form U-3A-2 and has done so for the year ended December 31, 2003. The Company is in the process of responding to the SEC inquiry.

                               Financial Condition

Within Vectren's consolidated group, VUHI funds the short-term and long-term financing needs of the Utility Group operations, and Vectren Capital Corp. (Vectren Capital) funds short-term and long-term financing needs of the Nonregulated Group and corporate operations. Vectren Corporation guarantees Vectren Capital's debt, but does not guarantee VUHI's debt. Vectren Capital's long-term and short-term obligations outstanding at June 30, 2004, totaled $113.0 million and $70.1 million, respectively. VUHI's outstanding long-term and short-term borrowing arrangements are jointly and severally guaranteed by Indiana Gas, SIGECO, and VEDO. VUHI's long-term and short-term obligations outstanding at June 30, 2004, totaled $550.0 million and $54.8 million, respectively. Additionally, prior to VUHI's formation, Indiana Gas and SIGECO funded their operations separately, and therefore, have long-term debt outstanding funded solely by their operations.

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

VUHI's and Indiana Gas' credit ratings on outstanding senior unsecured debt at June 30, 2004, are A-/Baa1 as rated by Standard and Poor's Ratings Services (Standard and Poor's) and Moody's Investors Service (Moody's), respectively. SIGECO's credit ratings on outstanding senior unsecured debt are BBB+/Baa1. SIGECO's credit ratings on outstanding secured debt are A-/A3. VUHI's commercial paper has a credit rating of A-2/P-2. Vectren Capital's senior unsecured debt is rated BBB+/Baa2. Moody's current outlook is stable while Standard and Poor's current outlook is negative. The ratings of Moody's and Standard and Poor's are categorized as investment grade and are unchanged from December 31, 2003. A security rating is not a recommendation to buy, sell, or hold securities. The rating is subject to revision or withdrawal at any time, and each rating should be evaluated independently of any other rating. Standard and Poor's and Moody's lowest level investment grade rating is BBB- and Baa3, respectively.

The Company's consolidated equity capitalization objective is 45-55% of total capitalization. This objective may have varied, and will vary, depending on particular business opportunities, capital spending requirements, and seasonal factors that affect the Company's operation. The Company's equity component was 50% and 49% of total capitalization, including current maturities of long-term debt and long-term debt subject to tender, at June 30, 2004, and December 31, 2003, respectively.

Sources & Uses of Liquidity

Operating Cash Flow

The Company's primary and historical source of liquidity to fund working capital requirements has been cash generated from operations, which for the six months ended June 30, 2004 and 2003, was $280.1 million and $170.5 million, respectively. The increase of $109.6 million is primarily the result of favorable changes in working capital accounts and increased earnings before non-cash charges.

Financing Cash Flow

Although working capital requirements are generally funded by cash flow from operations, the Company uses short-term borrowings to supplement working capital needs when accounts receivable balances are at their highest and gas storage is refilled. Additionally, short-term borrowings are required for capital projects and investments until they are permanently financed.

Cash flow required for financing activities of $188.6 million for the six months ended June 30, 2004, includes a net decrease of short-term borrowings of approximately $149.4 million and increased common stock dividends compared to 2003. Short-term borrowings were retired with greater operating cash flow. In 2003, $40.9 million of long-term debt was retired.

Investing Cash Flow

Cash flow required for investing activities was $98.3 million for the six months ended June 30, 2004, and was comparable to 2003. For the six months ended June 30, 2004 and 2003, requirements for capital expenditures were $111.3 million and $99.9 million, respectively.

Available Sources of Liquidity

At June 30, 2004, the Company has $560 million of short-term borrowing capacity, including $355 million for the Utility Group and $205 million for the wholly owned Nonregulated Group and corporate operations, of which approximately $300 million is available for the Utility Group operations and approximately $135 million is available for the wholly owned Nonregulated Group and corporate operations.

Beginning in 2003, the Company began issuing new shares to satisfy dividend reinvestment plan requirements. During the six months ended June 30, 2004 and 2003, new issues from stock plans added additional liquidity of approximately of $3.9 million and $3.6 million, respectively.

Potential Uses of Liquidity

Planned Capital Expenditures & Investments

Investments in nonregulated unconsolidated affiliates and total company capital expenditures for the remainder of 2004 are estimated to be approximately $169 million.

Ratings Triggers

At June 30, 2004, $113.0 million of Vectren Capital's senior unsecured notes were subject to cross-default and ratings trigger provisions that would require the full balance outstanding be subject to prepayment if the ratings of Indiana Gas' or SIGECO's most senior securities declined to BBB/Baa2. In addition, accrued interest and a make whole amount based on the discounted value of the remaining payments due on the notes would also become payable. The credit rating of Indiana Gas' senior unsecured debt and SIGECO's secured debt remain one level and two levels, respectively, above the ratings trigger.

Other Guarantees and Letters of Credit

In the normal course of business, Vectren Corporation issues guarantees to third parties on behalf of its consolidated subsidiaries and unconsolidated affiliates. Such guarantees allow those subsidiaries and affiliates to execute transactions on more favorable terms than the subsidiary or affiliate could obtain without such a guarantee. Guarantees may include posted letters of credit, leasing guarantees, and performance guarantees. As of June 30, 2004, guarantees issued and outstanding on behalf of unconsolidated affiliates approximated $6 million. In addition, the Company has also issued a guarantee approximating $4 million related to the residual value of an operating lease that expires in 2006. Through June 30, 2004, the Company has not been called upon to satisfy any obligations pursuant to its guarantees.

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

ITEM 4.  CONTROLS AND PROCEDURES

Changes in Internal Control over Financial Reporting

In preparation for required reporting under the Sarbanes Oxley Act of 2002,
Section 404, the Company is conducting a thorough review of its internal control over financial reporting, including disclosure controls and procedures. Based on this review, the Company has made internal control enhancements, and will continue to make future enhancements, to its internal controls over financing reporting some of which may be material; however, during the quarter ended June 30, 2004, there have been no changes to the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2004, the Company carried out an evaluation under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness and the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective at providing reasonable assurance that material information relating to the Company required to be disclosed by the Company in its filings under the Securities Exchange Act of 1934 (Exchange Act) is brought to their attention on a timely basis.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Vectren's Annual Meeting of Stockholders was held on April 28, 2004.

At said Annual Meeting, the stockholders voted on the following three proposals:

1. The election of four directors of the Company, each to serve for up to a three-year term or until their successors are duly qualified and elected:
               Director                     Votes For              Abstentions
     -----------------------------     ---------------------    ---------------
     John D. Engelbrecht                     62,387,100             1,029,292
     William G. Mays                         60,364,456             3,051,936
     J. Timothy McGinley                     62,510,717               905,675
     Richard P. Rechter                      62,255,974             1,160,418

The terms of office of Ronald G. Reherman, R. Daniel Sadlier, Richard W. Shymanski, and Jean L. Wojtowicz will expire in 2005. The terms of office of John M. Dunn, Niel C. Ellerbrook, Anton H. George, and Robert L. Koch II will expire in 2006. As required by Section 4.15 of the Company's Code of By-Laws, and Section 1.I. of the Corporate Governance Guidelines, a director shall retire from the board at the end of the month during which he or she reaches the age of seventy. Accordingly, Lawrence A. Ferger retired effective May 31, 2004.

2. The reappointment of Deloitte & Touche LLP (Deloitte) as the independent accountants for the Company and its subsidiaries for 2004:

     The stockholders approved Deloitte as the independent accountants by the following votes:

         Votes For      Votes Against       Abstentions     Broker Non-Votes
     ---------------   ---------------    ---------------   ----------------
        62,297,698         718,351            400,342               -

3. A proposal to expense stock options:

     The stockholders defeated the proposal by the following votes:

         Votes For      Votes Against       Abstentions     Broker Non-Votes
     ---------------   ---------------    ---------------   ----------------
        20,519,993       24,677,985          1,817,896         16,400,517

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

Certifications

31.1 Certification Pursuant To Section 302 of The Sarbanes-Oxley Act Of 2002-Chief Executive Officer

31.2 Certification Pursuant To Section 302 of The Sarbanes-Oxley Act Of 2002-Chief Financial Officer

32   Certification Pursuant To Section 906 of The Sarbanes-Oxley Act Of 2002

(b) Reports On Form 8-K During The Last Calendar Quarter

On April 19, 2004, Vectren Corporation filed a Current Report on Form 8-K with respect to the announcement of a pre-filing notice by it wholly owned subsidiary, Vectren Energy Delivery of Ohio (VEDO), with the Public Utilities Commission of Ohio (PUCO) for a request to adjust base rates and charges for VEDO's gas distribution business in a 17 county region covering west central Ohio.
         Item 9. Regulation FD Disclosure
         Index to Exhibits
                   99-1 - Press Release - Vectren Energy Delivery of Ohio seeks approval of new natural gas base rates
                   99-2 - Cautionary Statement for Purposes of the "Safe Harbor"
                          Provisions of the Private Securities Litigation Reform Act of 1995

On April 29, 2004, Vectren Corporation filed a Current Report on Form 8-K with respect to the release of financial information to the investment community regarding the Company's results of operations for the three and twelve month periods ended March 31, 2004. The financial information was released to the public through this filing.
         Item 12.  Results of Operations and Financial Condition
         Index to Exhibits
                   99-1 - Press Release - Vectren Corporation Reports First
                          Quarter 2004 Results
                   99-2 - Cautionary Statement for Purposes of the "Safe Harbor"
                          Provisions of the Private Securities Litigation Reform Act of 1995

On May 10, 2004, Vectren Corporation filed a Current Report on Form 8-K with respect to the announcement of filings by its wholly owned subsidiaries, Indiana Gas and SIGECO with the SEC deregistering their respective debt and equity securities.
         Item 5.  Other Events and Regulation FD Disclosure
         Index to Exhibits
                   99-1 - SIGECO's Form 15 with respect to its Common Stock -
                          Without Par
                   99-2 - SIGECO's Form 15 with respect to its First Mortgage
                          Bonds
                   99-3 - Indiana Gas' Form 15 with respect to its Common Stock
                          - Without Par
                   99-4 - Indiana Gas' Form 15 with respect to its Senior
                          Unsecured Notes

On July 1, 2004, Vectren Corporation filed a Current Report on Form 8-K with respect to the announcement by the IURC approving a $5.7 million base rate increase for the natural gas operations of its wholly owned utility subsidiary (SIGECO or Vectren South).
         Item 9. Regulation FD Disclosure
         Index to Exhibits
                   99-1 - Press Release - Vectren South Gas Rate Order Approved 99-2 - Cautionary Statement for Purposes of the "Safe Harbor"
                          Provisions of the Private Securities Litigation Reform Act of 1995

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                VECTREN CORPORATION
                                                Registrant




        August 9, 2004                          /s/ Jerome A. Benkert, Jr.
                                                --------------------------
                                                Jerome A. Benkert, Jr.
                                                Executive Vice President &
                                                Chief Financial Officer
                                                (Principal Financial Officer)



                                                /s/ M. Susan Hardwick
                                                M. Susan Hardwick
                                                Vice President & Controller
                                                (Principal Accounting Officer)