Form 10-Q
period 2004-09-30
VECTREN CORP
filed 2004-11-09
CIK 1096385

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number:   1-15467

                               VECTREN CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            INDIANA                                         35-2086905
----------------------------------                     ----------------------
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common Stock - Without Par Value         75,981,012        October 31, 2004
  --------------------------------      ----------------     ----------------
             Class                      Number of Shares           Date

                                Table of Contents

Item                                                                   Page
Number                                                                 Number
                          PART I. FINANCIAL INFORMATION
  1     Financial Statements (Unaudited)
        Vectren Corporation and Subsidiary Companies
           Consolidated Condensed Balance Sheets                        1-2
           Consolidated Condensed Statements of Income                   3
           Consolidated Condensed Statements of Cash Flows               4
        Notes to Unaudited Consolidated Condensed Financial
        Statements                                                       5
  2     Management's Discussion and Analysis of Results of
        Operations and Financial Condition                              16

  3     Quantitative and Qualitative Disclosures About
        Market Risk                                                     35
  4     Controls and Procedures                                         35

                           PART II. OTHER INFORMATION
  1     Legal Proceedings                                               35
  6     Exhibits                                                        35
        Signatures                                                      36

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
Evansville, Indiana                           Vice President, Investor Relations
 47702-0209                                   sschein@vectren.com

                                   Definitions

AFUDC: allowance for funds used         MMBTU:  millions of British thermal
       during construction                      units
APB:   Accounting Principles Board      MW:  megawatts

EITF:  Emerging Issues Task Force       MWh/GWh: megawatt hours/thousands of
                                                 megawatt hours (gigawatt hours)
FASB:  Financial Accounting Standards   NOx:  nitrogen oxide
       Board
FERC:  Federal Energy Regulatory        OUCC:  Indiana Office of the Utility
       Commission                              Consumer Counselor
IDEM:  Indiana Department of            PUCO:  Public Utilities Commission of
       Environmental Management                Ohio
IURC:  Indiana Utility Regulatory       SFAS:  Statement of Financial
       Commission                              Accounting Standards
MCF/MMCF/BCF:  thousands/millions/      USEPA: United States Environmental
       billions of cubic feet                  Protection Agency
MDth/MMDth: thousands/millions of       Throughput:  combined gas sales and gas
       dekatherms                              transportation volumes

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  VECTREN CORPORATION AND SUBSIDIARY COMPANIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Unaudited - In millions)


-------------------------------------------------------------------------------
                                                   September 30,   December 31,
                                                       2004            2003
-------------------------------------------------------------------------------

            ASSETS

Current Assets
   Cash & cash equivalents                           $     7.8      $    15.3
   Accounts receivable - less reserves of
       $1.4 & $3.2, respectively                         100.1          137.3
   Accrued unbilled revenues                              43.9          137.8
   Inventories                                            75.0           70.4
   Recoverable fuel & natural gas costs                   38.5           20.3
   Prepayments & other current assets                    159.9          131.1
-------------------------------------------------------------------------------
       Total current assets                              425.2          512.2
-------------------------------------------------------------------------------

Utility Plant
  Original cost                                        3,401.5        3,250.7
  Less:  accumulated depreciation &
    amortization                                       1,294.2        1,247.0
-------------------------------------------------------------------------------
       Net utility plant                               2,107.3        2,003.7
-------------------------------------------------------------------------------

Investments in unconsolidated affiliates                 175.7          176.1
Other investments                                        114.4          122.9
Non-utility property - net                               222.3          222.3
Goodwill - net                                           205.0          205.0
Regulatory assets                                         88.2           89.6
Other assets                                              26.1           21.6
-------------------------------------------------------------------------------
TOTAL ASSETS                                         $ 3,364.2      $ 3,353.4
===============================================================================


The accompanying notes are an integral part of these consolidated condensed financial statements.

                  VECTREN CORPORATION AND SUBSIDIARY COMPANIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Unaudited - In millions)



-------------------------------------------------------------------------------
                                                    September 30,  December 31,
                                                         2004          2003
-------------------------------------------------------------------------------

   LIABILITIES & SHAREHOLDERS' EQUITY

Current Liabilities
   Accounts payable                                   $    96.2     $    85.3
   Accounts payable to affiliated companies                54.5          86.4
   Accrued liabilities                                     95.2         109.3
   Short-term borrowings                                  308.2         274.9
   Current maturities of long-term debt                    15.7          15.0
   Long-term debt subject to tender                        10.0          13.5
-------------------------------------------------------------------------------
       Total current liabilities                          579.8         584.4
-------------------------------------------------------------------------------

Long-term Debt - Net of Current Maturities &
   Debt Subject to Tender                               1,065.0       1,072.8

Deferred Income Taxes & Other Liabilities
   Deferred income taxes                                  236.9         235.4
   Regulatory liabilities & other removal costs           247.8         235.0
   Deferred credits & other liabilities                   154.3         153.6
-------------------------------------------------------------------------------
       Total deferred credits & other liabilities         639.0         624.0
-------------------------------------------------------------------------------

Minority Interest in Subsidiary                             0.4           0.3

Commitments & Contingencies (Notes 7 -11)

Cumulative, Redeemable Preferred Stock of a
     Subsidiary                                             0.1           0.2

Common Shareholders' Equity
   Common stock (no par value) - issued &
       outstanding 76.0 and 75.6 shares,
       respectively                                       526.9         520.4
   Retained earnings                                      565.6         562.4
   Accumulated other comprehensive loss                   (12.6)        (11.1)
-------------------------------------------------------------------------------
       Total common shareholders' equity                1,079.9       1,071.7
-------------------------------------------------------------------------------

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY              $ 3,364.2     $ 3,353.4
===============================================================================


The accompanying notes are an integral part of these consolidated condensed financial statements.


                  VECTREN CORPORATION AND SUBSIDIARY COMPANIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                (Unaudited - In millions, except per share data)

------------------------------------------------------------------------------------------
                                                 Three Months            Nine Months
                                              Ended September 30,    Ended September 30,
                                              -------------------    ---------------------
                                                2004       2003         2004        2003
------------------------------------------------------------------------------------------
OPERATING REVENUES
  Gas utility                                  $ 112.4   $ 115.0      $  771.6   $  788.8
  Electric utility                               102.3      95.5         280.2      254.2
  Energy services & other                         39.7      29.1         124.6       90.8
------------------------------------------------------------------------------------------
      Total operating revenues                   254.4     239.6       1,176.4    1,133.8
------------------------------------------------------------------------------------------
OPERATING EXPENSES
  Cost of gas sold                                67.2      71.3         529.8      539.9
  Fuel for electric generation                    25.8      24.8          72.4       66.2
  Purchased electric energy                        5.3       4.2          16.6       12.5
  Cost of energy services & other                 27.0      22.0          90.1       66.6
  Other operating                                 59.2      57.2         187.8      179.4
  Depreciation & amortization                     36.2      32.9         103.6       96.7
  Taxes other than income taxes                    9.9       9.0          43.3       42.1
------------------------------------------------------------------------------------------
      Total operating expenses                   230.6     221.4       1,043.6    1,003.4
------------------------------------------------------------------------------------------
OPERATING INCOME                                  23.8      18.2         132.8      130.4
OTHER INCOME (EXPENSE) - NET
  Equity in earnings (losses) of
    unconsolidated affiliates                      1.5      (2.3)         13.5        6.4
  Other income (expense) - net                     2.9       8.4          (0.9)       6.2
------------------------------------------------------------------------------------------
      Total other (expense) income - net           4.4       6.1          12.6       12.6
------------------------------------------------------------------------------------------
Interest expense                                  19.4      19.6          57.5       56.7
------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                         8.8       4.7          87.9       86.3
------------------------------------------------------------------------------------------
Income taxes                                      (0.9)     (2.6)         20.0       19.2
Minority interest in & preferred dividend
    requirements of subsidiaries                     -         -           0.1          -
------------------------------------------------------------------------------------------
NET INCOME                                     $   9.7   $   7.3      $   67.8   $   67.1
==========================================================================================

AVERAGE COMMON SHARES OUTSTANDING                 75.6      71.6          75.5       69.0
DILUTED COMMON SHARES OUTSTANDING                 76.0      71.9          75.9       69.3

EARNINGS PER SHARE OF COMMON STOCK:
  BASIC                                        $  0.13   $  0.10      $   0.90   $   0.97
  DILUTED                                         0.13      0.10          0.89       0.97

DIVIDENDS DECLARED PER SHARE OF
  COMMON STOCK                                 $  0.29   $  0.28      $   0.86   $   0.83


The accompanying notes are an integral part of these consolidated condensed financial statements.


                  VECTREN CORPORATION AND SUBSIDIARY COMPANIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (Unaudited - In millions)

--------------------------------------------------------------------------------------------
                                                             Nine Months Ended September 30,
                                                                  2004            2003
--------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                    $  67.8         $  67.1
  Adjustments to reconcile net income to cash from
         operating activities:
     Depreciation & amortization                                  103.6            96.7
     Deferred income taxes & investment tax credits                (5.4)           18.1
     Equity in earnings of unconsolidated affiliates              (13.5)           (6.4)
     Net unrealized loss/(gain) on derivative instruments           1.0            (0.4)
     Pension & postretirement periodic benefit cost                12.3            10.5
     Other non-cash charges - net                                  16.1             6.5
     Changes in working capital accounts:
       Accounts receivable & accrued unbilled revenue             126.0           129.8
       Inventories                                                 (7.0)            1.2
       Recoverable fuel & natural gas costs                       (18.2)           (9.4)
       Prepayments & other current assets                         (21.3)          (77.7)
       Accounts payable, including to affiliated companies        (22.5)          (76.6)
       Accrued liabilities                                        (12.8)          (18.8)
     Changes in noncurrent assets                                  (6.1)           (2.2)
     Changes in noncurrent liabilities                            (13.4)           (2.4)
-------------------------------------------------------------------------------------------
       Net cash flows from operating activities                   206.6           136.0
-------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from:
     Stock option exercises & other stock plans                     4.5             5.2
     Long-term debt - net of issuance costs &
         hedging proceeds                                             -           202.9
     Common stock -  net of issuance costs                            -           163.2
  Requirements for:
     Dividends on common stock                                    (64.6)          (57.7)
     Retirement of long-term debt, including premiums paid        (12.5)         (121.9)
     Redemption of preferred stock of subsidiary                   (0.1)           (0.1)
     Other financing activities                                       -            (1.7)
  Net change in short-term borrowings                              34.9          (198.7)
-------------------------------------------------------------------------------------------
       Net cash flows from financing activities                   (37.8)           (8.8)
-------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from:
     Unconsolidated affiliate distributions                        23.6            13.5
     Notes receivable & other collections                           8.9            15.3
  Requirements for:
     Capital expenditures, excluding AFUDC equity                (189.3)         (150.7)
     Unconsolidated affiliate investments                         (15.7)          (12.3)
     Notes receivable & other investments                          (3.8)           (6.4)
-------------------------------------------------------------------------------------------
       Net cash flows from investing activities                  (176.3)         (140.6)
-------------------------------------------------------------------------------------------
Net decrease in cash & cash equivalents                            (7.5)          (13.4)
Cash & cash equivalents at beginning of period                     15.3            25.1
-------------------------------------------------------------------------------------------
Cash & cash equivalents at end of period                        $   7.8         $  11.7
===========================================================================================


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

Other Plans
In addition to its stock option plans, the Company also maintains restricted stock and phantom stock plans for executives, employees, and non-employee directors. In January 2004, 133,500 restricted shares at a fair value of $24.74 per share were issued to management. The shares vest over four years.

Compensation expense associated with these restricted stock and phantom stock plans for the three months ended September 30, 2004 and 2003, was $1.1 million ($0.6 million after tax) and $1.5 million ($0.9 million after tax), respectively, and for the nine months ended September 30, 2004 and 2003, was $2.4 million ($1.4 million after tax) and $2.9 million ($1.7 million after tax), respectively. The amount of expense is consistent with the amount of expense that would have been recognized if the Company used the fair value based method described in SFAS No. 123 "Accounting for Stock Based Compensation" (SFAS 123), as amended, to value these awards.

Pro forma Information
Following is the effect on net income and earnings per share as if the fair value based method described in SFAS 123 had been applied to all share-based compensation plans:


---------------------------------------------------------------------------------------------
                                                        Three Months         Nine Months
                                                     Ended September 30,  Ended September 30,
                                                     -------------------  -------------------
(In millions, except per share amounts)                  2004      2003       2004     2003
---------------------------------------------------------------------------------------------
Net Income:
   As reported                                          $ 9.7     $ 7.3     $ 67.8   $ 67.1
   Add: Share-based employee compensation
         included in reported net income -
         net of tax                                       0.6       0.9        1.4      1.7
   Deduct:  Total share-based employee compensation
             expense determined under fair value
             based method for all awards - net of tax     0.8       1.2        1.9      2.7
---------------------------------------------------------------------------------------------
   Pro forma net income                                 $ 9.5     $ 7.0     $ 67.3   $ 66.1
=============================================================================================

Basic Earnings Per Share:
        As reported                                    $ 0.13    $ 0.10     $ 0.90   $ 0.97
        Pro forma                                        0.13      0.10       0.89     0.96

Diluted Earnings Per Share:
        As reported                                    $ 0.13    $ 0.10     $ 0.89   $ 0.97
        Pro forma                                        0.13      0.10       0.89     0.96


4.   Comprehensive Income

Comprehensive income consists of the following:


----------------------------------------------------------------------------------------------
                                                         Three Months          Nine Months
                                                      Ended September 30,  Ended September 30,
                                                      -------------------  -------------------
(In millions)                                            2004      2003       2004     2003
----------------------------------------------------------------------------------------------
Net income                                              $ 9.7     $ 7.3     $ 67.8   $ 67.1
   Comprehensive (loss) income of
     unconsolidated affiliates- net of tax               (1.2)      3.5       (1.5)     5.7
   Minimum pension liability adjustment &
     other- net of tax                                      -      (0.5)         -     (0.1)
----------------------------------------------------------------------------------------------
Total comprehensive income (loss)                       $ 8.5     $10.3     $ 66.3   $ 72.7
==============================================================================================



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


5.   Earnings Per Share

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share assumes the conversion of stock options into common shares and the lifting of restrictions on issued restricted shares using the treasury stock method to the extent the effect would be dilutive. The following table sets forth the computation of basic and diluted earnings per share calculations for the three and nine months ended September 30, 2004 and 2003:


---------------------------------------------------------------------------------------------
                                                        Three Months          Nine Months
                                                     Ended September 30,  Ended September 30,
                                                     -------------------  -------------------
(In millions, except per share data)                     2004      2003       2004     2003
---------------------------------------------------------------------------------------------
Numerator:
   Numerator for basic and diluted
      EPS - Net income                                  $ 9.7     $ 7.3     $ 67.8   $ 67.1
=============================================================================================

Denominator:
   Denominator for basic EPS - Weighted average
     common shares outstanding                           75.6      71.6       75.5     69.0
   Conversion of stock options and lifting of
     restrictions on issued restricted stock              0.4       0.3        0.4      0.3
---------------------------------------------------------------------------------------------
   Denominator for diluted EPS - Adjusted weighted
     average shares outstanding and assumed
     conversions outstanding                             76.0      71.9       75.9     69.3
=============================================================================================

Basic earnings per share                               $ 0.13    $ 0.10     $ 0.90   $ 0.97
Diluted earnings per share                             $ 0.13    $ 0.10     $ 0.89   $ 0.97

For the three months ended September 30, 2004 and 2003, options to purchase an additional 22,274 and 110,663, respectively, shares of the Company's common stock were outstanding, but were not included in the computation of diluted earnings per share because their effect would be antidilutive. Exercise prices for options excluded from the computation ranged from $24.90 to $25.59 in 2004 and from $23.35 to $25.59 in 2003.

For the nine months ended September 30, 2004 and 2003, options to purchase an additional 241,274 and 530,663, respectively, shares of the Company's common stock were outstanding, but were not included in the computation of diluted earnings per share because their effect would be antidilutive. Exercise prices for options excluded from the computation ranged from $24.74 to $25.59 in 2004 and from $23.19 to $25.59 in 2003.

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

Net Periodic Benefit Costs
A summary of the components of net periodic benefit cost follows:


--------------------------------------------------------------------------------
                                             Three Months Ended September 30,
                                            Pension Benefits     Other Benefits
                                            ----------------    ---------------
(In millions)                               2004        2003     2004      2003
--------------------------------------------------------------------------------
Service cost                               $ 1.7       $ 1.5    $ 0.3     $ 0.2
Interest cost                                3.4         3.4      1.5       1.4
Expected return on plan assets              (3.4)       (3.7)    (0.2)     (0.2)
Amortization of prior service cost           0.2         0.2        -         -
Amortization of transitional (asset)
   obligation                               (0.1)       (0.1)     0.7       0.7
Amortization of actuarial loss (gain)        0.3         0.1     (0.3)     (0.1)
--------------------------------------------------------------------------------
      Net periodic benefit cost            $ 2.1       $ 1.4    $ 2.0     $ 2.0
================================================================================

--------------------------------------------------------------------------------
                                              Nine Months Ended September 30,
                                            Pension Benefits     Other Benefits
                                           ------------------   ----------------
(In millions)                               2004        2003     2004      2003
--------------------------------------------------------------------------------
Service cost                               $ 4.9       $ 4.4    $ 0.7     $ 0.7
Interest cost                               10.1        10.2      4.4       4.1
Expected return on plan assets             (10.1)      (11.1)    (0.5)     (0.5)
Amortization of prior service cost           0.7         0.6        -         -
Amortization of transitional (asset)
  obligation                                (0.2)       (0.2)     2.2       2.2
Amortization of actuarial loss (gain)        0.7         0.5     (0.6)     (0.4)
--------------------------------------------------------------------------------
      Net periodic benefit cost            $ 6.1       $ 4.4    $ 6.2     $ 6.1
================================================================================

Employer Contributions to Qualified Pension Plans
Through September 30, 2004, $7.7 million has been contributed to its pension plan trusts, and the Company does not expect to make any more contributions for the remainder of the year.

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

The Company elected to early adopt the accounting for the federal subsidy under the Medicare Act on April 1, 2004, and remeasured its obligation as of January 1, 2004, to incorporate the impact of the Medicare Act which resulted in a reduction to the accumulated benefit obligation of $10.4 million. For the three and nine months ended September 30, 2004, the remeasurement resulted in a reduction in net periodic postretirement benefit cost of $0.3 million and $0.6 million, respectively. The reduction is a component of amortization of actuarial loss (gain) in the chart above.

The underlying determination of whether an employer's plan qualifies for the federal subsidy is still subject to clarifying federal regulations related to the Medicare Act. When this guidance is issued, the Company will reassess if its plans continue to qualify for the subsidy.

7.   Transactions with ProLiance Energy, LLC

ProLiance Energy, LLC (ProLiance), a nonregulated energy marketing affiliate of Vectren and Citizens Gas and Coke Utility, provides natural gas and related services to the Company's regulated utilities and nonregulated gas retail operations. ProLiance's primary businesses include gas marketing, gas portfolio optimization, and other portfolio and energy management services. ProLiance's primary customers are its members' utilities and other large end-use customers.

Transactions with ProLiance
Purchases from ProLiance for resale, for injections into storage, and for prepaid gas delivery service for the three months ended September 30, 2004 and 2003, totaled $171.6 million and $154.1 million, respectively, and for the nine months ended September 30, 2004 and 2003, totaled $621.5 million and $589.0 million, respectively. Amounts owed to ProLiance at September 30, 2004, and December 31, 2003, for those purchases were $51.3 million and $86.0 million, respectively, and are included in Accounts payable to affiliated companies. Amounts charged by ProLiance for gas supply services are established by supply agreements with each utility.

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

As a partner in Pace Carbon, Vectren has reflected total tax credits under
Section 29 in its consolidated results from the inception of the partnership through September 30, 2004, of approximately $52.2 million. To date, Vectren has been in a position to fully utilize the credits generated.

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

SEC Inquiry regarding PUHCA Exemption
In July 2004, the Company received a letter from the SEC regarding its exempt status under the Public Utility Holding Company Act of 1935 (PUHCA). The letter asserts that Vectren's out of state electric power sales exceed the amount previously determined by the SEC to be acceptable in order to qualify for the exemption. Vectren claims exemption from registration under Section 3(a)(1) of PUHCA by rule 2. As required by the rule, Vectren files an annual statement on SEC Form U-3A-2. The Company has responded to the SEC inquiry and filed an amended Form U-3A-2 for the year ended December 31, 2003.

Guarantees & Product Warranties
Vectren issues guarantees to third parties on behalf of its unconsolidated affiliates. Such guarantees allow those affiliates to execute transactions on more favorable terms than the affiliate could obtain without such a guarantee. Guarantees may include posted letters of credit, leasing guarantees, and performance guarantees. As of September 30, 2004, guarantees issued and outstanding on behalf of unconsolidated affiliates approximated $10 million. The Company has also issued a guarantee approximating $4 million related to the residual value of an operating lease that expires in 2006.

Vectren has accrued no liabilities for these guarantees as they relate to guarantees issued among related parties, are not material, or such guarantees were executed prior to the adoption of FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Liabilities accrued for, and activity related to, product warranties are not significant.

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

The IURC has issued orders that approve:
     >> the Company's project to achieve environmental compliance by investing in clean coal technology;
     >> a total capital cost investment for this project up to $244 million (excluding AFUDC), subject to periodic review of the actual costs incurred;
     >> a mechanism whereby, prior to an electric base rate case, the Company may recover through a rider that is updated every six months, an eight percent return on its weighted capital costs for the project; and
     >> ongoing recovery of operating costs, including depreciation and purchased emission allowances through a rider mechanism, related to the clean coal technology once the facility is placed into service.

Based on the level of system-wide emissions reductions required and the control technology utilized to achieve the reductions, the current estimated construction cost is consistent with amounts approved in the IURC's orders. Through September 30, 2004, $207 million has been expended, and three of the four SCR's are operational. After the equipment is installed and operational, related annual operating expenses, including depreciation expense, are estimated to be between $24 million and $27 million. The Company is recovering the operational costs associated with the SCR's and related technology. The 8 percent return on capital investment approximates the return authorized in the Company's last electric rate case in 1995 and includes a return on equity.

The Company has achieved timely compliance through the reduction of the Company's overall NOx emissions to levels compliant with Indiana's NOx emissions budget allotted by the USEPA. Therefore, the Company has recorded no accrual for potential penalties that may result from noncompliance.

Manufactured Gas Plants
In the past, Indiana Gas, SIGECO, and others operated facilities for the manufacture of gas. Given the availability of natural gas transported by pipelines, these facilities have not been operated for many years. Under currently applicable environmental laws and regulations, Indiana Gas, SIGECO, and others may now be required to take remedial action if certain byproducts are found above the regulatory thresholds at these sites.

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

On October 6, 2003, SIGECO filed applications to enter four of the manufactured gas plant sites in IDEM's VRP. The remaining site is currently being addressed in the VRP by another Indiana utility. SIGECO added those four sites into the renewal of the global Voluntary Remediation Agreement that Indiana Gas has in place with IDEM for its manufactured gas plant sites. That renewal was approved by the IDEM on February 24, 2004. On July 13, 2004, SIGECO filed a declaratory judgment action against its insurance carriers seeking a judgment finding its carriers liable under the policies for coverage of further investigation and any necessary remediation costs that SIGECO may accrue under the VRP program. The total investigative costs, and if necessary, costs of remediation at the four SIGECO sites, as well as the amount of any PRP or insurance recoveries, cannot be determined at this time.

Jacobsville Superfund Site
On July 22, 2004, the USEPA listed the Jacobsville Neighborhood Soil Contamination site in Evansville, Indiana, on the National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). The USEPA has identified four sources of historic lead contamination. These four sources shut down manufacturing operations years ago. When drawing up the boundaries for the listing, the USEPA included a 250 acre block of properties surrounding the Jacobsville neighborhood, including Vectren's Wagner Operations Center. Vectren's property has not been named as a source of the lead contamination, nor does the USEPA's soil testing to date indicate that the Vectren property contains lead contaminated soils. Vectren's own soil testing, completed during the construction of the Operations Center did not indicate that the Vectren property contains lead contaminated soils. At this time, Vectren anticipates only additional soil testing, if required by the USEPA.

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

Vectren North (Indiana Gas) Pending Base Rate Settlement
On March 19, 2004, Vectren North filed a petition with the IURC to adjust its base rates and charges for its gas distribution business in a 49 county region covering central and southeastern Indiana. On October 12, 2004, the Company announced a settlement agreement with several parties, including the Indiana Office of Utility Consumer Counselor, the Indiana Gas Industrial Group, and the Citizens Action Coalition of Indiana, Inc. The settlement agreement provides for a $24 million increase in Vectren North's base distribution rates to cover the ongoing cost of operating, maintaining, and expanding the approximately 12,000-mile distribution and storage system used to serve more than 545,000 customers. Once implemented, the new rate design will include a larger service charge, which is intended to address to some extent earnings volatility related to weather. The settlement also permits Vectren North to recover the on-going costs associated with the federal Pipeline Safety Improvement Act of 2002. The Pipeline Safety Improvement Tracker provides for the recovery of incremental non-capital dollars, capped at $2.5 million per year. Costs in excess of the annual cap are to be deferred for future recovery. The IURC will hold a hearing on the settlement on November 22, 2004, and Commission action is expected shortly thereafter.

VEDO Pending Base Rate Filing
On April 16, 2004, VEDO issued a pre-filing notice to the PUCO of a request to adjust base rates and charges for VEDO's gas distribution business in a 17-county region covering west central Ohio. On May 24, 2004, the official application and Standard Filing Requirements were filed with the PUCO. If the filing is approved, VEDO expects to increase base rates up to $25 million to recover the ongoing cost of operating, maintaining and expanding the approximately 5,200-mile distribution system used to serve more than 310,000 customers. VEDO's request is subject to review and approval by the PUCO. The petition only addresses VEDO's "non-gas costs," which are incurred to build, operate and maintain pipelines, other equipment and systems that are used to deliver gas across VEDO's system to its customers. The filing also includes a proposed conservation tariff, which, if approved, will enable the Company to proactively support conservation and promote home weatherization and the reduction of energy consumption. Based on the PUCO's regulatory process, the PUCO staff report relating to the Company's request is expected to be submitted in November 2004. Based upon the PUCO's actions in other proceedings, the Company would expect a Commission order in this case late in the first quarter of 2005.

Gas Cost Recovery (GCR) Audit Proceedings
There is an Ohio requirement that Ohio gas utilities undergo a biannual audit of their gas acquisition practices in connection with the gas cost recovery (GCR) mechanism. In the case of VEDO, the two-year audit period ended in November 2002. The audit provides the initial review of the portfolio administration arrangement between VEDO and ProLiance. The external auditor retained by the PUCO staff submitted an audit report in the fall of 2003 wherein it recommended a disallowance of approximately $7 million of previously recovered gas costs. The Company believes a large portion of the third party auditor recommendations is without merit. A hearing has been held, and the PUCO staff has recommended an approximate $6 million disallowance. The Ohio Consumer Counselor has recommended an approximate $12 million disallowance, which includes interest. For this PUCO audit period, any disallowance relating to the Company's ProLiance arrangement will be shared by the Company's joint venture partner. Based on a review of the matters, the Company has recorded $1.9 million for its estimated share of any potential disallowance. A PUCO decision on this matter is yet to be issued. The Company is also unable to determine the effects that a PUCO decision may have on results in audit periods beginning after November 2002.

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

The Company has neither created nor obtained an interest in a VIE since January 31, 2003. Certain other entities that the Company was involved with prior to that date have been evaluated and determined to be VIE's. The Company has investments in partnership-like structures as a limited partner or as a subordinated lender. The activities of these entities are to purchase or construct as well as operate multifamily housing and office properties. The Company's exposure to loss is limited to its investment which as of September 30, 2004, and December 31, 2003, totaled $16.2 million and $17.1 million, respectively, of Investments in unconsolidated affiliates, and $16.7 million and $20.9 million, respectively, of Other investments. The Company is also the equity owner in three leveraged leases where its exposure to loss is limited to its net investment which as of September 30, 2004, and December 31, 2003, totaled $6.9 million and $6.0 million, respectively. The Company did not consolidate any of these entities upon adoption of FIN 46R.

EITF 03-01
In March 2004, the EITF issued a consensus on Issue No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" (EITF 03-01). In EITF 03-01, the Task Force developed a basic model for evaluating whether investments within the scope of EITF 03-01, which includes cost method and equity method investments, have other-than-temporary impairment. The basic model includes three steps: 1) determine if there is impairment; 2) if there is impairment, decide whether it is temporary or other than temporary; and
3) if it is other than temporary, recognize it in earnings. EITF 03-01 also requires certain qualitative and quantitative disclosure of material impairments judged to be temporary. The EITF has yet to finalize Steps 2 and 3. Step 1 and the disclosure requirements are currently effective, and the adoption of those portions of the EITF did not have a material effect on the Company.

During 2004, the Company has incurred an other-than-temporary impairment charge associated with its cost method investment in SIGECOM, LLC, totaling $3.8 million and impairment charges associated with other broadband-related notes totaling $2.2 million. The Company is continuing to assess strategic alternatives for its broadband investments. While it currently believes that the book value of those investments approximates fair value, further changes in estimated fair value may occur.

12.  Segment Reporting

The Company segregates its operations into three groups: 1) Utility Group, 2) Nonregulated Group, and 3) Corporate and Other.

The Utility Group is comprised of Vectren Utility Holdings, Inc.'s operations, which consist of the Company's regulated operations (the Gas Utility Services and Electric Utility Services operating segments), and other operations that provide information technology and other support services to those regulated operations. In total, there are three operating segments of the Utility Group as defined by SFAS 131 "Disclosure About Segments of an Enterprise and Related Information" (SFAS 131). Gas Utility Services provides natural gas distribution and transportation services to nearly two-thirds of Indiana and to west central Ohio. Electric Utility Services provides electricity primarily to southwestern Indiana, and includes the Company's power generating and marketing operations. For these regulated operations the Company uses after tax operating income as a measure of profitability, consistent with regulatory reporting requirements. The Company cross manages its regulated operations as separated between Energy Delivery, which includes the gas and electric transmission and distribution functions, and Power Supply, which includes the power generating and marketing operations. For the Utility Group's other operations, net income is used as the measure of profitability.

The Nonregulated Group is comprised of one operating segment as defined by SFAS 131 that includes various subsidiaries and affiliates offering and investing in energy marketing and services, coal mining, utility infrastructure services, and other energy-related and broadband opportunities.

Corporate and other includes unallocated corporate expenses such as branding and charitable contributions, among other activities, that benefit the Company's other operating segments. Information related to the Company's business segments is summarized below:



----------------------------------------------------------------------------------
                                             Three Months         Nine Months
                                          Ended September 30,  Ended September 30,
                                          -------------------  -------------------
(In millions)                                2004      2003       2004       2003
----------------------------------------------------------------------------------
Revenues
  Utility Group
    Gas Utility Services                   $ 112.4   $ 115.0   $  771.6   $  788.8
    Electric Utility Services                102.3      95.5      280.2      254.2
    Other Operations                           7.4       6.6       25.5       19.8
    Eliminations                              (7.4)     (6.4)     (25.0)     (19.2)
----------------------------------------------------------------------------------
       Total Utility Group                   214.7     210.7    1,052.3    1,043.6
----------------------------------------------------------------------------------
  Nonregulated Group                          61.8      50.2      186.3      151.1
  Corporate & Other                              -       0.4          -        0.8
  Eliminations                               (22.1)    (21.7)     (62.2)     (61.7)
----------------------------------------------------------------------------------
  Consolidated Revenues                    $ 254.4   $ 239.6   $1,176.4   $1,133.8
==================================================================================

Profitability Measure
  Utility Group:  Regulated Operating
   Income (Operating Income Less
   Applicable Income Taxes)
    Gas Utility Services                   $  (4.2)  $  (6.0)  $   43.0   $   45.4
    Electric Utility Services                 21.7      21.3       48.2       49.0
----------------------------------------------------------------------------------
       Total Regulated Operating Income       17.5      15.3       91.2       94.4
----------------------------------------------------------------------------------
   Regulated other income - net                1.3       1.8        1.8        2.0
   Regulated interest expense &
      preferred dividends                    (15.7)    (15.7)     (46.9)     (46.6)
----------------------------------------------------------------------------------
    Regulated Net Income                       3.1       1.4       46.1       49.8
----------------------------------------------------------------------------------
    Other Operations Net Income                1.4       1.0        5.8        1.3
----------------------------------------------------------------------------------
          Utility Group Net Income             4.5       2.4       51.9       51.1
----------------------------------------------------------------------------------
   Nonregulated Group Net Income               5.9       5.7       17.2       17.6
   Corporate & Other Net Loss                 (0.7)     (0.8)      (1.3)      (1.6)
----------------------------------------------------------------------------------
   Consolidated Net Income                 $   9.7   $   7.3   $   67.8   $   67.1
==================================================================================

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


-------------------------------------------------------------------------------
                                        Three Months            Nine Months
                                     Ended September 30,    Ended September 30,
                                     -------------------    -------------------
(In millions, except per share data)   2004       2003        2004        2003
-------------------------------------------------------------------------------
Net income                           $  9.7     $  7.3      $ 67.8      $ 67.1
  Attributed to:
    Utility Group                    $  4.5     $  2.4      $ 51.9      $ 51.1
    Nonregulated Group                  5.9        5.7        17.2        17.6
    Corporate & Other                  (0.7)      (0.8)       (1.3)       (1.6)
-------------------------------------------------------------------------------

Basic earnings per share             $ 0.13     $ 0.10      $ 0.90      $ 0.97
  Attributed to:
    Utility Group                    $ 0.06     $ 0.03      $ 0.69      $ 0.74
    Nonregulated Group                 0.08       0.08        0.23        0.26
    Corporate & Other                 (0.01)     (0.01)      (0.02)      (0.03)


Results

For the three months ended September 30, 2004, net income was $9.7 million, or $0.13 per share compared to net income of $7.3 million, or $0.10 per share for the same period last year. For the nine months ended September 30, 2004, reported earnings were $67.8 million, or $0.90 per share compared to $67.1 million, or $0.97 per share, for the same period in 2003. Of the reduction in year-to-date earnings per share, $0.08 per share was attributable to an increase in weighted average shares outstanding, resulting primarily from an equity offering in August 2003.

Utility Group earnings were $4.5 million for the quarter compared to $2.4 million for the same period last year. The $2.1 million increase was primarily due to the recovery of NOx related environmental expenditures, increased gas base rates in the Vectren South territory, increased demand in large electric customer margins, and higher earnings from wholesale power marketing operations. Utility Group earnings were $51.9 million for the nine months ended September 30, 2004, compared to $51.1 million in the prior year. Earnings increased due to the return on additional NOx related environmental expenditures which were partially offset by reduced wholesale power activities. The Company estimates that mild weather unfavorably impacted third quarter earnings by $2.2 million after tax, or $0.03 per share, and year-to-date earnings by approximately $6.4 million after tax, or $0.09 per share over the prior year periods.

Nonregulated Group earnings were $5.9 million for the quarter, an increase of $0.2 million over the prior year. The Company's three core nonregulated businesses, Energy Marketing and Services, Coal Mining and Utility Infrastructure Services, each improved their earnings contribution from 2003. Improved nonregulated operating results exceeded the impact from the sale of the Company's investment in Genscape, Inc. for $2.6 million after tax recorded in the third quarter of 2003. Nonregulated earnings for the nine months ended September 30, 2004, were $17.2 million compared to $17.6 million in the prior year. The Company's three core nonregulated businesses, Energy Marketing and Services, Coal Mining, and Utility Infrastructure Services, contributed $21.5 million in 2004, compared to $18.1 million in 2003. The 2004 nine month earnings reflect charges of $6.0 million related to the write-down of the Company's broadband businesses, which were partially offset by net gains from the Company's investment in Haddington Energy Partners. The 2003 nine month earnings reflect after-tax gains on the divesture of businesses, including Genscape, totaling $1.4 million.

Dividends

Dividends declared for the three months ended September 30, 2004, were $0.285 per share compared to $0.275 per share for the same period in 2003. Dividends declared for the nine months ended September 30, 2004, were $0.855 per share compared to $0.825 per share for the same period in 2003. In October 2004, the Board of Directors of Vectren Corporation (NYSE: VVC) declared a quarterly dividend of $0.295 per share of common stock, an increase of 3.5%. The dividend will be payable December 1, 2004 to shareholders of record at the close of business on November 15, 2004.

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

                   Results of Operations of the Utility Group

The Utility Group is comprised of Vectren Utility Holdings, Inc.'s operations, which consist of the Company's regulated operations (the Gas Utility Services and Electric Utility Services operating segments), and other operations that provide information technology and other support services to those regulated operations. Gas Utility Services provides natural gas distribution and transportation services in nearly two-thirds of Indiana and to west central Ohio. Electric Utility Services provides electricity primarily to southwestern Indiana, and includes the Company's power generating and marketing operations. Results of operations of the Utility Group before certain intersegment eliminations and reclassifications for the three and nine months ended September 30, 2004 and 2003, are summarized below:

------------------------------------------------------------------------------
                                        Three Months          Nine Months
                                     Ended September 30,  Ended September 30,
                                  --------------------  ----------------------
(In millions, except per share amounts) 2004       2003       2004       2003
------------------------------------------------------------------------------
OPERATING REVENUES
   Gas revenues                      $ 112.4    $ 115.0    $  771.6   $  788.8
   Electric revenues                   102.3       95.5       280.2      254.2
   Other revenues                          -        0.2         0.5        0.6
------------------------------------------------------------------------------
      Total operating revenues         214.7      210.7     1,052.3    1,043.6
------------------------------------------------------------------------------
OPERATING EXPENSES
   Cost of gas                          67.2       71.3       529.8      539.9
   Fuel for electric generation         25.8       24.8        72.4       66.2
   Purchased electric energy             5.3        4.2        16.6       12.5
   Other operating                      52.0       51.4       165.8      161.9
   Depreciation & amortization          33.1       30.4        94.5       88.8
   Taxes other than income taxes         9.6        9.2        42.4       41.8
------------------------------------------------------------------------------
      Total operating expenses         193.0      191.3       921.5      911.1
------------------------------------------------------------------------------
OPERATING INCOME                        21.7       19.4       130.8      132.5
OTHER INCOME (EXPENSE) - NET
   Equity in earnings (losses) of
      unconsolidated affiliates            -       (0.1)        0.2       (0.5)
   Other income (expense) - net          2.3        2.3         3.8        1.0
------------------------------------------------------------------------------
      Total other income (expense)
         - net                           2.3        2.2         4.0        0.5
------------------------------------------------------------------------------
Interest expense                        16.7       17.1        50.2       49.5
------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES               7.3        4.5        84.6       83.5
------------------------------------------------------------------------------
Income taxes                             2.8        2.1        32.7       32.4
------------------------------------------------------------------------------
NET INCOME                           $   4.5    $   2.4    $   51.9   $   51.1
==============================================================================

BASIC EARNINGS PER SHARE             $  0.06    $  0.03    $   0.69   $   0.74
==============================================================================

Utility Group earnings were $4.5 million for the quarter compared to $2.4 million for the same period last year. The $2.1 million increase was primarily due to the recovery of NOx related environmental expenditures, increased gas base rates in the Vectren South territory, increased demand in large electric customer margins, and higher earnings from wholesale power marketing operations. Utility Group earnings were $51.9 million for the nine months ended September 30, 2004, compared to $51.1 million in the prior year. Earnings increased due to the return on additional NOx related environmental expenditures which were partially offset by reduced wholesale power activities. The Company estimates that mild weather unfavorably impacted third quarter earnings by $2.2 million after tax, or $0.03 per share, and year-to-date earnings by approximately $6.4 million after tax, or $0.09 per share over the prior year periods.

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

Significant Fluctuations

Utility Group Margin

Margin generated from the sale of natural gas and electricity to residential and commercial customers is seasonal and impacted by weather patterns in the Company's service territory. Margin generated from sales to large customers (generally industrial, other contract, and firm wholesale customers) is impacted primarily by overall economic conditions. Margin is also impacted by the collection of state mandated taxes, which fluctuate with gas costs, and is also impacted by some level of price sensitivity in volumes sold. Electric generating asset optimization activities are primarily affected by market conditions, the level of excess generating capacity, and electric transmission availability. Following is a discussion and analysis of margin generated from regulated utility operations.

Gas Utility Margin (Gas Utility Revenues less Cost of Gas Sold) Gas Utility margin and throughput by customer type follows:


--------------------------------------------------------------------------------
                                           Three Months          Nine Months
                                        Ended September 30,  Ended September 30,
                                        -------------------  -------------------
(In millions)                                2004    2003      2004     2003
--------------------------------------------------------------------------------

   Residential & Commercial               $ 35.5   $ 34.8   $ 198.8   $ 207.4
   Contract                                  9.7      9.7      38.6      37.9
   Other                                       -     (0.8)      4.4       3.6
--------------------------------------------------------------------------------
     Total gas utility margin             $ 45.2   $ 43.7   $ 241.8   $ 248.9
================================================================================

Sold & transported volumes in MMDth:
   To residential & commercial customers     6.7      7.0      76.1      82.5
   To contract customers                    17.5     18.1      65.3      66.9
--------------------------------------------------------------------------------
     Total throughput                       24.2     25.1     141.4     149.4
===============================================================================

Gas utility margins were $45.2 million and $241.8 million for the three and nine months ended September 30, 2004. This represents an increase in gas utility margin in the third quarter, a non-heating base load usage quarter, of $1.5 million or 3%, and a decrease year-to-date of $7.1 million or 3%. The quarterly increase is primarily due to increased base rates in the Vectren South service territory. The 2003 quarter results also reflect a $0.7 million charge associated with a PUCO GCR audit proceeding. These increases are offset by the effects of weather which decreased gas utility margin an estimated $1.4 million. Heating weather for the nine months ended September 30, 2004 was 9% warmer than normal and 13% warmer than last year and had an estimated unfavorable impact on gas utility margin of $11.7 million. The effects of weather have been partially offset by residential and commercial customer growth and increased large customer margins. Gas sold and transported volumes were 5% less for the nine months ended September 30, 2004, compared to the prior year. The decreased throughput was primarily attributable to weather and partially offset by customer growth. The average cost per dekatherm of gas purchased for the nine months ended September 30, 2004, was $6.76 compared to $6.44 in 2003.

Electric Utility Margin (Electric Utility Revenues less Fuel for Electric Generation and Purchased Electric Energy) Electric Utility margin by revenue type follows:

-------------------------------------------------------------------------------
                                         Three Months           Nine Months
                                      Ended September 30,   Ended September 30,
-------------------------------------------------------------------------------
(In millions)                           2004       2003        2004       2003
-------------------------------------------------------------------------------

Residential & commercial               $ 46.4     $ 45.0     $ 122.0    $ 107.7
Industrial                               16.2       13.3        46.5       38.4
Municipalities & other                    4.3        5.5        13.1       14.6
-------------------------------------------------------------------------------
    Total retail & firm wholesale        66.9       63.8       181.6      160.7
-------------------------------------------------------------------------------
Asset optimization                        4.3        2.7         9.6       14.8
-------------------------------------------------------------------------------
     Total electric utility margin     $ 71.2     $ 66.5     $ 191.2    $ 175.5
===============================================================================

Retail & Firm Wholesale Margin
Electric retail and firm wholesale utility margins were $66.9 million and $181.6 million for the three and nine months ended September 30, 2004. This represents an increase over the same period last year of $3.1 million and $20.9 million, respectively. Margins increased $4.5 million quarter over quarter and $12.4 million for the nine month period due to an increase in retail electric rates related to the recovery of NOx related expenditures. Margin from residential and commercial customers (excluding the effects of NOx) decreased $2.5 million for the quarter due primarily to the estimated effect of weather and increased $5.2 million year to date due to both weather and increased usage. Excluding the effects of NOx recovery, margins from industrial customers increased $1.2 million for the quarter and $3.9 million for the nine month period compared to 2003, which reflects some economic recovery. Weather for the quarter was 24% cooler than normal and 18% cooler than last year. Weather for the nine month period was 10% cooler than normal and 11% warmer than last year. The estimated decrease in margin due to weather was $2.3 million for the quarter, and the estimated increase in margin for the nine month period was $1.0 million. As the recovery under the NOx rider is a volumetric charge, it is also estimated that mild weather has reduced the level of NOx recovery by approximately $0.5 million for the year to date. Due to the above factors, volumes sold increased 5% to
4.76 GWh for the nine months ended September 30, 2004, compared to 4.53 GWh in 2003.

Margin from Asset Optimization Activities
Periodically, generation capacity is in excess of that needed to serve native load and firm wholesale customers. The Company markets this unutilized capacity to optimize the return on its owned generation assets. Substantially all of the margin from these activities is generated from contracts that are integrated with portfolio requirements around power supply and delivery and are short-term purchase and sale transactions that expose the Company to limited market risk.

Following is a reconciliation of asset optimization activity:

---------------------------------------------------------------------------------------------
                                                     Three Months             Nine Months
                                                  Ended September 30,     Ended September 30,
                                                 --------------------    --------------------
(In millions)                                      2004         2003       2004        2003
---------------------------------------------------------------------------------------------
Beginning of Period Net Asset Optimization
  Position                                        $ 2.2        $ 0.1      $ (0.4)     $ (0.7)

Statement of Income Activity
  Net mark-to-market (losses) gains realized       (1.8)        (0.5)       (1.0)        0.4
  Net realized gains recognized                     6.1          3.2        10.6        14.4
---------------------------------------------------------------------------------------------
     Asset optimization margin                      4.3          2.7         9.6        14.8
---------------------------------------------------------------------------------------------
Net cash received & other adjustments              (6.8)        (2.8)       (9.5)      (14.1)
---------------------------------------------------------------------------------------------
End of Period Net Asset Optimization Position     $(0.3)       $   -      $ (0.3)     $    -
=============================================================================================

Net wholesale margins increased $1.6 million and decreased $5.2 million for the three and nine month periods compared to last year. The change in margin both for the quarter and nine month period is due largely to availability of excess capacity. The year-to-date decrease in wholesale margins is attributable to an increase in demand by native load customers due to both weather and increased usage. Scheduled outages of owned generation, related to the installation of environmental compliance equipment, has also reduced the year-over-year availability of excess capacity.

Following is information regarding asset optimization activities included in Electric utility revenues and Fuel for electric generation in the Statements of
Income:

------------------------------------------------------------------------------
                                         Three Months          Nine Months
                                     Ended September 30,   Ended September 30,
                                            ----------------------------------
(In millions)                          2004      2003        2004       2003
------------------------------------------------------------------------------
Activity related to:
  Sales contracts                     $ 64.5    $ 42.7     $ 107.2    $ 110.9
  Purchase contracts                   (56.8)    (38.0)      (90.9)     (89.7)
  Net mark-to-market (losses)
     gains realized                     (1.8)     (0.5)       (1.0)       0.4
------------------------------------------------------------------------------
  Net asset optimization revenue         5.9       4.2        15.3       21.6
------------------------------------------------------------------------------
  Fuel for electric generation           1.6       1.5         5.7        6.8
------------------------------------------------------------------------------
     Asset optimization margin        $  4.3    $  2.7     $   9.6    $  14.8
==============================================================================

Utility Group Operating Expenses

Other operating expenses and depreciation expense for the three and nine months ended September 30, 2004, collectively increased $3.3 million and $9.6 million, respectively, compared to 2003. For the quarter, NOx related operating expenses increased $2.7 million (other operating expenses of $0.8 million and depreciation of $1.9 million). For the nine months, NOx related operating expenses increased $6.7 million (other operating expenses of $2.9 million and depreciation of $3.8 million). The year-to-date remaining increase in other operating expenses is primarily due to higher labor and benefit costs. The remaining increases in depreciation expense are primarily due to normal additions to utility plant.

Utility Group Total Other Income (Expense)

For the nine months ended September 30, 2004, total other income (expense) increased $3.5 million compared to 2003. The increase was primarily attributable to 2003 write-downs of the Company's investments in BABB International, which totaled $3.9 million for the nine month period.

Utility Group Interest Expense

For the nine months ended September 30, 2004, interest expense increased $0.7 million compared to 2003. The increase reflects the July 2003 issuance of long-term debt which included conversion of short-term variable rate debt to fixed rate higher coupon long-term debt.

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

The IURC has issued orders that approve:
     >> the Company's project to achieve environmental compliance by investing in clean coal technology;
     >> a total capital cost investment for this project up to $244 million (excluding AFUDC), subject to periodic review of the actual costs incurred;
     >> a mechanism whereby, prior to an electric base rate case, the Company may recover through a rider that is updated every six months, an eight percent return on its weighted capital costs for the project; and
     >> ongoing recovery of operating costs, including depreciation and purchased emission allowances through a rider mechanism, related to the clean coal technology once the facility is placed into service.

Based on the level of system-wide emissions reductions required and the control technology utilized to achieve the reductions, the current estimated construction cost is consistent with amounts approved in the IURC's orders. Through September 30, 2004, $207 million has been expended, and three of the four SCR's are operational. After the equipment is installed and operational, related annual operating expenses, including depreciation expense, are estimated to be between $24 million and $27 million. The Company is recovering the operational costs associated with the SCR's and related technology. The 8 percent return on capital investment approximates the return authorized in the Company's last electric rate case in 1995 and includes a return on equity.

The Company has achieved timely compliance through the reduction of the Company's overall NOx emissions to levels compliant with Indiana's NOx emissions budget allotted by the USEPA. Therefore, the Company has recorded no accrual for potential penalties that may result from noncompliance.

Manufactured Gas Plants

In the past, Indiana Gas, SIGECO, and others operated facilities for the manufacture of gas. Given the availability of natural gas transported by pipelines, these facilities have not been operated for many years. Under currently applicable environmental laws and regulations, Indiana Gas, SIGECO, and others may now be required to take remedial action if certain byproducts are found above the regulatory thresholds at these sites.

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

On October 6, 2003, SIGECO filed applications to enter four of the manufactured gas plant sites in IDEM's VRP. The remaining site is currently being addressed in the VRP by another Indiana utility. SIGECO added those four sites into the renewal of the global Voluntary Remediation Agreement that Indiana Gas has in place with IDEM for its manufactured gas plant sites. That renewal was approved by the IDEM on February 24, 2004. On July 13, 2004, SIGECO filed a declaratory judgment action against its insurance carriers seeking a judgment finding its carriers liable under the policies for coverage of further investigation and any necessary remediation costs that SIGECO may accrue under the VRP program. The total investigative costs, and if necessary, costs of remediation at the four SIGECO sites, as well as the amount of any PRP or insurance recoveries, cannot be determined at this time.

Jacobsville Superfund Site

On July 22, 2004, the USEPA listed the Jacobsville Neighborhood Soil Contamination site in Evansville, Indiana, on the National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). The USEPA has identified four sources of historic lead contamination. These four sources shut down manufacturing operations years ago. When drawing up the boundaries for the listing, the USEPA included a 250 acre block of properties surrounding the Jacobsville neighborhood, including Vectren's Wagner Operations Center. Vectren's property has not been named as a source of the lead contamination, nor does the USEPA's soil testing to date indicate that the Vectren property contains lead contaminated soils. Vectren's own soil testing, completed during the construction of the Operations Center did not indicate that the Vectren property contains lead contaminated soils. At this time, Vectren anticipates only additional soil testing, if required by the USEPA.

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

Vectren North (Indiana Gas) Pending Base Rate Settlement

On March 19, 2004, Vectren North filed a petition with the IURC to adjust its base rates and charges for its gas distribution business in a 49 county region covering central and southeastern Indiana. On October 12, 2004, the Company announced a settlement agreement with several parties, including the Indiana Office of Utility Consumer Counselor, the Indiana Gas Industrial Group, and the Citizens Action Coalition of Indiana, Inc. The settlement agreement provides for a $24 million increase in Vectren North's base distribution rates to cover the ongoing cost of operating, maintaining and expanding the approximately 12,000-mile distribution and storage system used to serve more than 545,000 customers. Once implemented, the new rate design will include a larger service charge, which is intended to address to some extent earnings volatility related to weather. The settlement also permits Vectren North to recover the on-going costs associated with the federal Pipeline Safety Improvement Act of 2002. The Pipeline Safety Improvement Tracker provides for the recovery of incremental non-capital dollars, capped at $2.5 million per year. Costs in excess of the annual cap are to be deferred for future recovery. The IURC will hold a hearing on the settlement on November 22, 2004, and Commission action is expected shortly thereafter.

VEDO Pending Base Rate Filing

On April 16, 2004, VEDO issued a pre-filing notice to the PUCO of a request to adjust base rates and charges for VEDO's gas distribution business in a 17-county region covering west central Ohio. On May 24, 2004, the official application and Standard Filing Requirements were filed with the PUCO. If the filing is approved, VEDO expects to increase base rates up to $25 million to recover the ongoing cost of operating, maintaining and expanding the approximately 5,200-mile distribution system used to serve more than 310,000 customers. VEDO's request is subject to review and approval by the PUCO. The petition only addresses VEDO's "non-gas costs," which are incurred to build, operate and maintain pipelines, other equipment and systems that are used to deliver gas across VEDO's system to its customers. The filing also includes a proposed conservation tariff, which, if approved, will enable the Company to proactively support conservation and promote home weatherization and the reduction of energy consumption. Based on the PUCO's regulatory process, the PUCO staff report relating to the Company's request is expected to be submitted in November 2004. Based upon the PUCO's actions in other proceedings, the Company would expect a Commission order in this case late in the first quarter of 2005.

Gas Cost Recovery (GCR) Audit Proceedings

There is an Ohio requirement that Ohio gas utilities undergo a biannual audit of their gas acquisition practices in connection with the gas cost recovery (GCR) mechanism. In the case of VEDO, the two-year audit period ended in November 2002. The audit provides the initial review of the portfolio administration arrangement between VEDO and ProLiance. The external auditor retained by the PUCO staff submitted an audit report in the fall of 2003 wherein it recommended a disallowance of approximately $7 million of previously recovered gas costs. The Company believes a large portion of the third party auditor recommendations is without merit. A hearing has been held, and the PUCO staff has recommended an approximate $6 million disallowance. The Ohio Consumer Counselor has recommended an approximate $12 million disallowance, which includes interest. For this PUCO audit period, any disallowance relating to the Company's ProLiance arrangement will be shared by the Company's joint venture partner. Based on a review of the matters, the Company has recorded $1.9 million for its estimated share of any potential disallowance. A PUCO decision on this matter is yet to be issued. The Company is also unable to determine the effects that a PUCO decision may have on results in audit periods beginning after November 2002.

                 Results of Operations of the Nonregulated Group

The Company is also involved in nonregulated activities in three primary business areas: Energy Marketing and Services, Coal Mining, and Utility Infrastructure Services. Energy Marketing and Services markets natural gas and provides energy management services, including energy performance contracting services. Coal Mining mines and sells coal and generates IRS Code Section 29 investment tax credits relating to the production of coal-based synthetic fuels. Utility Infrastructure Services provides underground construction and repair, facilities locating, and meter reading services. In addition, the Nonregulated Group has other businesses and investments that provide broadband communication services and utility services and that invest in energy-related opportunities, real estate, and leveraged leases. The Nonregulated Group supports the Company's regulated utilities pursuant to service contracts by providing natural gas supply services, coal, utility infrastructure services, and other services. The results of operations of the Nonregulated Group before certain intersegment eliminations and reclassifications for the three and nine months ended September 30, 2004 and 2003, follow:


----------------------------------------------------------------------------------
                                            Three Months           Nine Months
                                         Ended September 30,   Ended September 30,
                                         --------------------  -------------------
(In millions, except per share amounts)    2004       2003       2004       2003
----------------------------------------------------------------------------------
Energy services & other revenues          $ 61.8     $ 50.2    $ 186.3    $ 151.1

Operating expenses:
  Cost of energy services & other
    revenues                                49.1       42.4      151.3      125.3
  Operating expenses                        10.5        8.8       32.7       27.2
----------------------------------------------------------------------------------
      Total expenses                        59.6       51.2      184.0      152.5
----------------------------------------------------------------------------------

OPERATING INCOME (LOSS)                      2.2       (1.0)       2.3       (1.4)

OTHER INCOME (EXPENSE) - NET
  Equity in (losses) earnings of
      unconsolidated affiliates              1.5       (2.2)      13.3        6.9
  Other income (expense) - net               1.2        6.9       (2.7)       6.9
----------------------------------------------------------------------------------
      Total other income (expense)           2.7        4.7       10.6       13.8
----------------------------------------------------------------------------------

Interest expense                             2.8        2.5        8.1        7.3
----------------------------------------------------------------------------------
INCOME BEFORE TAXES                          2.1        1.2        4.8        5.1
Income tax                                  (3.8)      (4.5)     (12.5)     (12.6)
Minority interest in consolidated
   subsidiaries                                -          -        0.1        0.1
----------------------------------------------------------------------------------
NET INCOME                                $  5.9     $  5.7    $  17.2    $  17.6
==================================================================================

BASIC EARNINGS PER SHARE                  $ 0.08     $ 0.08    $  0.23    $  0.26
==================================================================================

NET INCOME (LOSS) ATTRIBUTED TO:
  Energy Marketing & Services             $  1.1     $  0.2    $   9.1    $   9.4
  Coal Mining                                3.7        2.8       11.1        9.7
  Utility Infrastructure                     1.4        0.2        1.3       (1.0)
  Broadband                                    -          -       (3.3)      (1.2)
  Other Businesses                          (0.3)       2.5       (1.0)       0.7

Nonregulated Group earnings were $5.9 million for the quarter, an increase of $0.2 million over the prior year. The Company's three core nonregulated businesses, Energy Marketing and Services, Coal Mining and Utility Infrastructure Services, each improved their earnings contribution from 2003. Improved nonregulated operating results exceeded the impact from the sale of the Company's investment in Genscape, Inc. for $2.6 million after tax recorded in the third quarter of 2003. Nonregulated earnings for the nine months ended September 30, 2004, were $17.2 million compared to $17.6 million in the prior year. The Company's three core nonregulated businesses, Energy Marketing and Services, Coal Mining, and Utility Infrastructure Services, contributed $21.5 million in 2004, compared to $18.1 million in 2003. The 2004 nine month earnings reflect charges of $6.0 million related to the write-down of the Company's broadband businesses, which were partially offset by net gains from the Company's investment in Haddington Energy Partners. The 2003 nine month earnings reflect after-tax gains on the divesture of businesses, including Genscape, totaling $1.4 million.

Energy Marketing & Services

Energy Marketing and Services is comprised of the Company's gas marketing operations, performance contracting operations, and its retail gas supply operations.

Gas marketing operations are performed through the Company's investment in ProLiance Energy LLC (ProLiance), a nonregulated energy marketing affiliate of Vectren and Citizens Gas and Coke Utility. ProLiance provides natural gas and related services to the Company's regulated utilities and nonregulated gas retail operations. ProLiance's primary businesses include gas marketing, gas portfolio optimization, and other portfolio and energy management services. ProLiance's primary customers are its members' utilities and other large end-use customers.

Energy Systems Group, LLC (ESG) provides energy performance contracting and facility upgrades through its design and installation of energy-efficient equipment throughout the Midwest. ESG recently acquired Progress Energy Solutions, expanding its operations throughout the Southeast and Mid-Atlantic United States.

Vectren Retail, LLC (d/b/a Vectren Source) provides natural gas and other related products and services in Ohio and Indiana, serving just over 90,000 customers opting for choice among energy providers. In June, Vectren Source was certified by the Georgia Public Service Commission and has begun initial marketing efforts in the Atlanta Gas Light Company service territory.

Net income generated by Energy Marketing and Services for the three months ended September 30, 2004, was $1.1 million compared to $0.2 million in 2003. Net income generated by Energy Marketing and Services for the nine months ended September 30, 2004, was $9.1 million compared to $9.4 million in 2003. Gas marketing operations, performed through ProLiance, contributed quarterly earnings of $1.6 million in 2004 compared to $0.6 million in 2003. Earnings from ProLiance for the nine months ended September 30, 2004 were $10.2 million compared to $10.7 million in 2003. Quarterly earnings from ProLiance have increased due to gains from storage optimization and reserves established in 2003 for the contingency described below. The nine month decrease results principally from unprecedented volatility in gas prices in March 2003. For the nine months ended September 30, 2004, Vectren Source's operations have operated at a loss of $0.9 million, an improvement of $1.1 million compared to 2003. The increases are principally due to increased customers and margins per unit of throughput. Earnings from performance contracting operations, performed through ESG, have increased for the quarter by $0.6 million and are relatively unchanged year over year. Current backlog remains at a high level.

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

Coal Mining net income for the three months ended September 30, 2004, was $3.7 million compared to $2.8 million in 2003. Coal Mining net income for the nine months ended September 30, 2004, was $11.1 million compared to $9.7 million in 2003. Mining operations have increased earnings for the quarter and year-to-date by $1.0 million and $1.8 million, respectively. The increases were primarily due to improved affiliate pricing, improved market prices for coal, and better mining conditions. Synfuel-related results for the quarter, which include earnings from Pace Carbon and synfuel processing fees earned by Fuels, were generally flat for the quarter and have decreased $0.4 million year-to-date due to the production of less synthetic fuel compared to 2003 by Pace Carbon due to feed stock problems at one of the four plants, which is currently being relocated. Section 29 tax credits are recorded in Income taxes.

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

As a partner in Pace Carbon, Vectren has reflected total tax credits under
Section 29 in its consolidated results through September 30, 2004, of approximately $52.2 million. To date, Vectren has been in a position to fully utilize the credits generated.

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

Further, Section 29 tax credits are only available when the price of oil is less than prices specified by the tax code, as adjusted for inflation. The Company does not believe that credits realized in 2004 and prior years will be affected by the limitation, but an average annual wellhead price in the lower $50 per barrel range, could limit Section 29 tax credits in 2005 and beyond.

Utility Infrastructure Services

Utility Infrastructure Services provides underground construction and repair to gas, water, electric and telecommunications companies primarily through its investment in Reliant Services, LLC (Reliant) and Reliant's 100% ownership in Miller Pipeline. Reliant is a 50% owned strategic alliance with an affiliate of Cinergy Corp. and is accounted for using the equity method of accounting. Infrastructure's income for the quarter was $1.4 million, an improvement of $1.2 million from 2003. Infrastructure's results year-to-date were $1.3 million, an improvement of $2.3 million over 2003. The increases are primarily driven by continued increases in utility and municipal waste water construction and repair spending during the second and third quarters of 2004.

Broadband and Other Businesses

Activities within the Broadband and Other Businesses Groups decreased earnings for the quarter and year-to-date by $2.8 million and $3.8 million, respectively. These decreases result primarily from the Company's broadband-related investments and its 2003 sale of Genscape, offset in the year-to-date period by earnings from the Haddington Energy Partnerships.

During 2004, the Company continued to evaluate strategic alternatives for its broadband investments and concluded that it is unlikely that it would be making additional investments in its franchises in the Indianapolis and Dayton markets. As a result, the Company recorded impairment charges for its investment in Utilicom related activities, totaling $3.6 million after tax. Consistent with long-term strategic objectives, the Company ceased operations of Vectren Communications Services, Inc., a municipal broadband consulting business, during the second quarter of 2004. This resulted in year-to-date losses of $2.4 million after tax primarily from inventory write downs, cessation accruals, and other costs. In total, charges associated with broadband related businesses and investments totaled $6.0 million after tax for the nine months ended September 30, 2004. The nine months ended September 30, 2003, also includes a $1.2 million after tax loss resulting from the sale of First Mile Technologies.

In the third quarter of 2003, the Company sold its investment in Genscape, a company that provides real-time power plant and transmission line status information using wireless technology, for $5.4 million in proceeds to an unrelated party, resulting in an after tax gain of approximately $2.6 million.

In total, year over year earnings have decreased $7.4 million resulting from current year broadband-related write downs and charges and prior year divestitures.

Haddington Energy Partnerships, a component of the Other Businesses Group, are equity method investments that invest in energy-related ventures. During the nine months ended September 30, 2004, these partnerships sold their investments in SAGO Energy, LP, (SAGO) for cash. The Company recognized its portion of the pre-tax gain totaling $9.0 million ($5.3 million after tax). These earnings were partially offset by Haddington's write-down of Nations Energy Holdings, of which Vectren's portion was $5.9 million ($3.5 million after tax). In total, earnings from Haddington for the nine months ended September 30, 2004, are $2.1 million compared to a loss of $0.5 million in 2003.

Significant Fluctuations of Consolidated Operations

Revenues and Cost of Revenues

For the three months ended September 30, 2004, nonregulated revenues and cost of revenues increased $11.6 million and $6.7 million, respectively, compared to 2003. For the nine months ended September 30, 2004, nonregulated revenues and cost of revenues increased $35.2 million and $26.0 million, respectively. The principal reason for the increases in quarterly amounts is due to the timing of performance contracting operations and increased coal mining activity. The operations of Vectren Source contributed to the majority of the increase in revenues and costs year over year due to increased customers, consumption, and average selling prices. For the nine months ended September 30, 2004, Vectren Source's revenues increased $26.3 million to $51.4 million and its cost of revenues increased $22.5 million to $44.9 million. The remaining year-to-date increases are due principally to mining operations. Margins from gas retail operations and coal mining operations increased $3.9 million to $6.5 million and $5.7 million to $17.7 million, respectively, for the nine months ended September 30, 2004, compared to 2003.

Operating Expenses

For the three and nine months ended September 30, 2004, operating expenses increased $1.7 million and $5.5 million, respectively, compared to 2003. The quarterly increase is primarily attributable to increased gas retail marketing expenses due to the entry into the Georgia market and higher amortization of mine development costs. The year-to-date increase not only includes higher marketing costs and mine development amortization, but also includes broadband-related charges for inventory write downs, cessation charges, and other costs.

Significant Fluctuations of Unconsolidated Affiliates and Investments

Equity in Earnings of Unconsolidated Affiliates

The primary components of equity in earnings of unconsolidated affiliates involve the results of ProLiance, Reliant, the Haddington partnerships, and Pace Carbon.

For the three months ended September 30, 2004, the Company's portion of ProLiance's earnings was $2.7 million compared to $1.1 million in 2003. For the nine months ended September 30, 2004, the Company's portion of ProLiance's earnings was $17.3 million compared to $18.0 million in 2003.

For the three months ended September 30, 2004, the Company's portion of Reliant's earnings was $1.7 million compared to $0.5 million in 2003. For the nine months ended September 30, 2004, the Company's portion of Reliant's earnings was $2.1 million compared to breakeven in 2003.

For the three months ended September 30, 2004, the Company's portion of the Haddington Partnerships' earnings was $0.4 million compared to breakeven in 2003. For the nine months ended September 30, 2004, the Company's portion of the Haddington partnerships' earnings was $4.2 million compared to a loss of $0.2 million in 2003.

For the three months ended September 30, 2004 and 2003, the Company's portion of Pace Carbon losses was $2.9 million in both periods. For nine months ended September 30, 2004 and 2003, the Company's portion of Pace Carbon losses was $9.5 million and $9.3 million, respectively.

Other Income (Expense) - Net

Other income (expense) - net reflects $6.0 million of impairment charges associated with the broadband-related investments incurred during the nine months ended September 30, 2004 and a $2.0 million loss associated with the sale of First Mile in the nine months ended September 30, 2003. The three and nine months ended September 30, 2003, includes $5.4 million in proceeds resulting from the sale of Genscape.

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

The Company has neither created nor obtained an interest in a VIE since January 31, 2003. Certain other entities that the Company was involved with prior to that date have been evaluated and determined to be VIE's. The Company has investments in partnership-like structures as a limited partner or as a subordinated lender. The activities of these entities are to purchase or construct as well as operate multifamily housing and office properties. The Company's exposure to loss is limited to its investment which as of September 30, 2004, and December 31, 2003, totaled $16.2 million and $17.1 million, respectively, of Investments in unconsolidated affiliates, and $16.7 million and $20.9 million, respectively, of Other investments. The Company is also the equity owner in three leveraged leases where its exposure to loss is limited to its net investment which as of September 30, 2004, and December 31, 2003, totaled $6.9 million and $6.0 million, respectively. The Company did not consolidate any of these entities upon adoption of FIN 46R.

EITF 03-01

In March 2004, the EITF issued a consensus on Issue No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" (EITF 03-01). In EITF 03-01, the Task Force developed a basic model for evaluating whether investments within the scope of EITF 03-01, which includes cost method and equity method investments, have other-than-temporary impairment. The basic model includes three steps: 1) determine if there is impairment; 2) if there is impairment, decide whether it is temporary or other than temporary; and
3) if it is other than temporary, recognize it in earnings. EITF 03-01 also requires certain qualitative and quantitative disclosure of material impairments judged to be temporary. The EITF has yet to finalize Steps 2 and 3. Step 1 and the disclosure requirements are currently effective, and the adoption of those portions of the EITF did not have a material effect on the Company.

During 2004, the Company has incurred an other-than-temporary impairment charge associated with its cost method investment in SIGECOM, LLC, totaling $3.8 million and impairment charges associated with other broadband-related notes totaling $2.2 million. The Company is continuing to assess strategic alternatives for its broadband investments. While it currently believes that the book value of those investments approximates fair value, further changes in estimated fair value may occur.

                      SEC Inquiry regarding PUHCA Exemption

In July 2004, the Company received a letter from the SEC regarding its exempt status under the Public Utility Holding Company Act of 1935 (PUHCA). The letter asserts that Vectren's out of state electric power sales exceed the amount previously determined by the SEC to be acceptable in order to qualify for the exemption. Vectren claims exemption from registration under Section 3(a)(1) of PUHCA by rule 2. As required by the rule, Vectren files an annual statement on SEC Form U-3A-2. The Company has responded to the SEC inquiry and filed an amended Form U-3A-2 for the year ended December 31, 2003.

                               Financial Condition

Within Vectren's consolidated group, VUHI funds the short-term and long-term financing needs of the Utility Group operations, and Vectren Capital Corp. (Vectren Capital) funds short-term and long-term financing needs of the Nonregulated Group and corporate operations. Vectren Corporation guarantees Vectren Capital's debt, but does not guarantee VUHI's debt. Vectren Capital's long-term and short-term obligations outstanding at September 30, 2004, totaled $113.0 million and $97.1 million, respectively. VUHI's outstanding long-term and short-term borrowing arrangements are jointly and severally guaranteed by Indiana Gas, SIGECO, and VEDO. VUHI's long-term and short-term obligations outstanding at September 30, 2004, totaled $550.0 million and $210.6 million, respectively. Additionally, prior to VUHI's formation, Indiana Gas and SIGECO funded their operations separately, and therefore, have long-term debt outstanding funded solely by their operations.

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

VUHI's and Indiana Gas' credit ratings on outstanding senior unsecured debt at September 30, 2004, are A-/Baa1 as rated by Standard and Poor's Ratings Services (Standard and Poor's) and Moody's Investors Service (Moody's), respectively. SIGECO's credit ratings on outstanding senior unsecured debt are BBB+/Baa1. SIGECO's credit ratings on outstanding secured debt are A-/A3. VUHI's commercial paper has a credit rating of A-2/P-2. Vectren Capital's senior unsecured debt is rated BBB+/Baa2. Moody's current outlook is stable while Standard and Poor's current outlook is negative. The ratings of Moody's and Standard and Poor's are categorized as investment grade and are unchanged from December 31, 2003. A security rating is not a recommendation to buy, sell, or hold securities. The rating is subject to revision or withdrawal at any time, and each rating should be evaluated independently of any other rating. Standard and Poor's and Moody's lowest level investment grade rating is BBB- and Baa3, respectively.

The Company's consolidated equity capitalization objective is 45-55% of total capitalization. This objective may have varied, and will vary, depending on particular business opportunities, capital spending requirements, and seasonal factors that affect the Company's operation. The Company's equity component was 50% and 49% of total capitalization, including current maturities of long-term debt and long-term debt subject to tender, at September 30, 2004, and December 31, 2003, respectively.

Sources & Uses of Liquidity

Operating Cash Flow

The Company's primary and historical source of liquidity to fund working capital requirements has been cash generated from operations, which for the nine months ended September 30, 2004 and 2003, was $206.6 million and $136.0 million, respectively. The increase of $70.6 million is primarily the result of favorable changes in working capital accounts offset by decreased earnings before non-cash charges. The decreased earnings before non-cash charges result principally from expected payments of alternative minimum taxes, which can be carried forward to offset future tax liabilities.

Financing Cash Flow

Although working capital requirements are generally funded by cash flow from operations, the Company uses short-term borrowings to supplement working capital needs when accounts receivable balances are at their highest and gas storage is refilled. Additionally, short-term borrowings are required for capital projects and investments until they are permanently financed.

Cash flow required for financing activities of $37.8 million for the nine months ended September 30, 2004, includes a net increase of short-term borrowings of $34.9 million and increased common stock dividends compared to 2003. In 2003, the Company issued common equity and long-term debt and used the proceeds to retire higher rate debt and permanently finance short-term borrowings for plant construction projects.

Investing Cash Flow

Cash flow required for investing activities was $176.3 million for the nine months ended September 30, 2004, compared to $140.6 million 2003. The increase in investing activities results primarily from capital expenditures, which totaled $189.3 million in 2004 compared to $150.7 million in 2003.

Available Sources of Liquidity

At September 30, 2004, the Company has $615 million of short-term borrowing capacity, including $355 million for the Utility Group and $260 million for the wholly owned Nonregulated Group and corporate operations, of which approximately $144 million is available for the Utility Group operations and approximately $163 million is available for the wholly owned Nonregulated Group and corporate operations.

VUHI's short-term credit facility was renewed on June 24, 2004 at $350 million, a slight increase from the previous year's renewal level of $346 million. Instead of the traditional 364-day facility, the facility was renewed for a 5-year period ending June 2009.

Vectren Capital renewed its existing $200 million credit facility early, increased the committed capacity, and obtained a multi-year commitment on that facility as well, rather than the traditional 364-day facility. On September 30, 2004 the new Vectren Capital credit facility was closed at the $255 million level for a 5-year period ending September 2009.

Potential Uses of Liquidity

Planned Capital Expenditures & Investments
Investments in nonregulated unconsolidated affiliates and total company capital expenditures for the remainder of 2004 are estimated to be approximately $80 million. For 2005, capital expenditures and investments in nonregulated unconsolidated affiliates are estimated at approximately $300 million.

Ratings Triggers
At September 30, 2004, $113.0 million of Vectren Capital's senior unsecured notes were subject to cross-default and ratings trigger provisions that would require the full balance outstanding be subject to prepayment if the ratings of Indiana Gas' or SIGECO's most senior securities declined to BBB/Baa2. In addition, accrued interest and a make whole amount based on the discounted value of the remaining payments due on the notes would also become payable. The credit rating of Indiana Gas' senior unsecured debt and SIGECO's secured debt remain one level and two levels, respectively, above the ratings trigger.

Other Guarantees and Letters of Credit
In the normal course of business, Vectren issues guarantees to third parties on behalf of its consolidated subsidiaries and unconsolidated affiliates. Such guarantees allow those subsidiaries and affiliates to execute transactions on more favorable terms than the subsidiary or affiliate could obtain without such a guarantee. Guarantees may include posted letters of credit, leasing guarantees, and performance guarantees. As of September 30, 2004, guarantees issued and outstanding on behalf of unconsolidated affiliates approximated $10 million. In addition, the Company has also issued a guarantee approximating $4 million related to the residual value of an operating lease that expires in 2006. Through September 30, 2004, the Company has not been called upon to satisfy any obligations pursuant to its guarantees.

                           Forward-Looking Information

A "safe harbor" for forward-looking statements is provided by the Private Securities Litigation Reform Act of 1995 (Reform Act of 1995). The Reform Act of 1995 was adopted to encourage such forward-looking statements without the threat of litigation, provided those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause the actual results to differ materially from those projected in the statement. Certain matters described in Management's Discussion and Analysis of Results of Operations and Financial Condition are forward-looking statements. Such statements are based on management's beliefs, as well as assumptions made by and information currently available to management. When used in this filing, the words "believe," "anticipate," "endeavor," "estimate," "expect," "objective," "projection," "forecast," "goal," and similar expressions are intended to identify forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause the Company's actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following:

o Factors affecting utility operations such as unusual weather conditions; catastrophic weather-related damage; unusual maintenance or repairs; unanticipated changes to fossil fuel costs; unanticipated changes to gas supply costs, or availability due to higher demand, shortages, transportation problems or other developments; environmental or pipeline incidents; transmission or distribution incidents; unanticipated changes to electric energy supply costs, or availability due to demand, shortages, transmission problems or other developments; or electric transmission or gas pipeline system constraints.
o Increased competition in the energy environment including effects of industry restructuring and unbundling.
o Regulatory factors such as unanticipated changes in rate-setting policies or procedures, recovery of investments and costs made under traditional regulation, and the frequency and timing of rate increases.
o Financial or regulatory accounting principles or policies imposed by the Financial Accounting Standards Board; the Securities and Exchange Commission; the Federal Energy Regulatory Commission; state public utility commissions; state entities which regulate electric and natural gas transmission and distribution, natural gas gathering and processing, electric power supply; and similar entities with regulatory oversight.
o Economic conditions including the effects of an economic downturn, inflation rates, commodity prices, and monetary fluctuations.
o Changing market conditions and a variety of other factors associated with physical energy and financial trading activities including, but not limited to, price, basis, credit, liquidity, volatility, capacity, interest rate, and warranty risks.
o The performance of projects undertaken by the Company's nonregulated businesses and the success of efforts to invest in and develop new opportunities, including but not limited to, the realization of Section 29 income tax credits and the Company's coal mining, gas marketing, and broadband strategies.
o Direct or indirect effects on our business, financial condition or liquidity resulting from a change in our credit rating, changes in interest rates, and/or changes in market perceptions of the utility industry and other energy-related industries.
o Employee or contractor workforce factors including changes in key executives, collective bargaining agreements with union employees, or work stoppages.
o Legal and regulatory delays and other obstacles associated with mergers, acquisitions, and investments in joint ventures.
o    Costs  and  other   effects  of  legal  and   administrative   proceedings,
     settlements, investigations, claims, and other matters, including, but not limited to, those described in Management's Discussion and Analysis of Results of Operations and Financial Condition.
o Changes in Federal, state or local legislature requirements, such as changes in tax laws or rates, environmental laws and regulations.

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

These risks are not significantly different from the information set forth in
Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in the Vectren 2003 Form 10-K and is therefore not presented herein.

ITEM 4.  CONTROLS AND PROCEDURES

Changes in Internal Controls over Financial Reporting

In preparation for required reporting under the Sarbanes Oxley Act of 2002,
Section 404, the Company is conducting a thorough review of its internal controls over financial reporting, including disclosure controls and procedures. Based on this review, the Company has made internal control enhancements, and will continue to make future enhancements, to its internal controls over financial reporting some of which may be material; however, during the quarter ended September 30, 2004, there have been no changes to the Company's internal controls over financial reporting that have materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2004, the Company carried out an evaluation under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness and the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective at providing reasonable assurance that material information relating to the Company required to be disclosed by the Company in its filings under the Securities Exchange Act of 1934 (Exchange Act) is brought to their attention on a timely basis.

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


                              VECTREN CORPORATION
                                   Registrant




        November 9, 2004                        /s/ Jerome A. Benkert, Jr.
                                                ----------------------------
                                                Jerome A. Benkert, Jr.
                                                Executive Vice President &
                                                Chief Financial Officer
                                                (Principal Financial Officer)



                                                /s/ M. Susan Hardwick
                                                -----------------------------
                                                M. Susan Hardwick
                                                Vice President & Controller
                                                (Principal Accounting Officer)