Form 10-K
period 2004-12-31
VECTREN CORP
filed 2005-03-02
CIK 1096385

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004
                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ________________________

Commission file number:   1-15467

                               VECTREN CORPORATION
                          -----------------------------

             (Exact name of registrant as specified in its charter)

              INDIANA                               35-2086905
---------------------------------------------  --------------------------------
      (State or other jurisdiction of          (IRS Employer Identification No.)
       or organization)

 20 N.W. Fourth Street, Evansville, Indiana           47708
---------------------------------------------  --------------------------------
  (Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code: 812-491-4000 Securities registered pursuant to Section 12(b) of the Act:


       Title of each class           Name of each exchange on which registered
---------------------------------  ---------------------------------------------
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2004, was $1,891,955,967.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

   Common Stock - Without Par Value     76,082,316      January 31, 2005
   --------------------------------     ----------      ----------------
             Class                   Number of Shares          Date

                       Documents Incorporated by Reference

Certain information in the Company's definitive Proxy Statement for the 2005 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, is incorporated by reference in Part III of this Form 10-K.

                                   Definitions

AFUDC:  allowance for funds used      MMBTU:  millions of British thermal units
  during construction
APB:  Accounting Principles Board     MW:  megawatts

EITF:  Emerging Issues Task Force     MWh / GWh:  megawatt hours / thousands of
                                       megawatt hours (gigawatt hours)
FASB:  Financial Accounting Standards NOx:  nitrogen oxide
  Board

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

MDth/MMDth:thousands/millions of      Throughput:  combined gas sales and gas
  dekatherms                           transportation volumes

                                Table of Contents

     Item                                                                  Page
     Number                                                              Number
                                     Part I

        1    Business .........................................................1
        2    Properties .......................................................7
        3    Legal Proceedings.................................................8
        4    Submission of Matters to Vote of Security Holders.................8

                                     Part II

        5    Market for the Company's Common Equity, Related Stockholder
             Matters, and Issuer Purchases of Equity Securities................9
        6    Selected Financial Data..........................................10
        7    Management's Discussion and Analysis of Results of Operations and
             Financial Condition..............................................11
        7A   Qualitative and Quantitative Disclosures About Market Risk.......34
        8    Financial Statements and Supplementary Data......................36
        9    Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure.............................................75
       9A    Controls and Procedures, including management's assessment of internal controls over financial reporting.......................75
       9B    Other Information.......................................... .....75

                                    Part III

       10    Directors and Executive Officers of the Registrant...............75
       11    Executive Compensation...........................................76
       12    Security Ownership of Certain Beneficial Owners and Management
             and Related Stockholder Matters..................................76
       13    Certain Relationships and Related Transactions...................77
       14    Principal Accountant Fees and Services...........................77

                                     Part IV

       15    Exhibits and Financial Statement Schedules.......................77
             Signatures.......................................................82


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
                                                     Investor Relations
                                                     sschein@vectren.com

                                     PART I

ITEM 1.  BUSINESS

                           Description of the Business

Vectren Corporation (the Company or Vectren), an Indiana corporation, is an energy and applied technology holding company headquartered in Evansville, Indiana. The Company organized on June 10, 1999, to effect the merger of Indiana Energy, Inc. (Indiana Energy) and SIGCORP, Inc. (SIGCORP). On March 31, 2000, Indiana Energy merged with SIGCORP and into Vectren. The transaction involved a tax-free exchange of shares that was accounted for as a pooling-of-interests.

The Company's wholly owned subsidiary, Vectren Utility Holdings, Inc. (VUHI), serves as the intermediate holding company for three operating public utilities:
Indiana Gas Company, Inc. (Indiana Gas), formerly a wholly owned subsidiary of Indiana Energy, Southern Indiana Gas and Electric Company (SIGECO), formerly a wholly owned subsidiary of SIGCORP, and the Ohio operations. VUHI also has other assets that provide information technology and other services to the three utilities. VUHI's consolidated operations are collectively referred to as the Utility Group. Both Vectren and VUHI are exempt from registration pursuant to
Section 3(a) (1) and 3(c) of the Public Utility Holding Company Act of 1935.

Indiana Gas provides energy delivery services to approximately 555,000 natural gas customers located in central and southern Indiana. SIGECO provides energy delivery services to approximately 136,000 electric customers and approximately 110,000 natural gas customers located near Evansville in southwestern Indiana. SIGECO also owns and operates electric generation to serve its electric customers and optimizes those assets in the wholesale power market. Indiana Gas and SIGECO generally do business as Vectren Energy Delivery of Indiana.

The Ohio operations provide energy delivery services to approximately 315,000 natural gas customers located near Dayton in west central Ohio. The Ohio operations are owned as a tenancy in common by Vectren Energy Delivery of Ohio, Inc. (VEDO), a wholly owned subsidiary, (53% ownership) and Indiana Gas (47% ownership). The Ohio operations were acquired from The Dayton Power and Light Company on October 31, 2000. The Ohio operations generally do business as Vectren Energy Delivery of Ohio.

The Company is also involved in nonregulated activities in four primary business areas: Energy Marketing and Services, Coal Mining, Utility Infrastructure Services, and Broadband. Energy Marketing and Services markets and supplies natural gas and provides energy management services, including energy performance contracting services. Coal Mining mines and sells coal and generates IRS Code Section 29 tax credits relating to the production of coal-based synthetic fuels. Utility Infrastructure Services provides underground construction and repair, facilities locating, and meter reading services. Broadband has investments in broadband communication services such as analog and digital cable television, high-speed internet and data services, and advanced local and long distance phone services. In addition, there are other businesses that invest in energy-related opportunities, real estate, and leveraged leases, among other activities. These operations are collectively referred to as the Nonregulated Group. The Nonregulated Group supports the Company's regulated utilities pursuant to service contracts by providing natural gas supply services, coal, utility infrastructure services, and other services.

Indiana Energy, incorporated under Indiana law on October 24, 1985, was engaged in natural gas distribution, gas portfolio administrative services, and marketing of natural gas, electric power and related services. Prior to the merger, Indiana Energy had fourteen subsidiaries, including ten nonregulated direct or indirect subsidiaries, a not-for-profit foundation and three utility subsidiaries, as well as investments in four nonregulated joint ventures. SIGCORP, incorporated under Indiana law on October 19, 1994, was engaged in electric generation, transmission, and distribution, natural gas distribution, coal mining, and broadband communication services. Prior to the merger, SIGCORP had eleven wholly owned subsidiaries, including ten nonregulated subsidiaries.

                      Narrative Description of the Business

The Company segregates its operations into three groups: a Utility Group, a Nonregulated Group, and Corporate and Other. At December 31, 2004, the Company had $3.6 billion in total assets, with $3.1 billion (86%) attributed to the Utility Group, $0.5 billion (14%) attributed to the Nonregulated Group, and less than $0.1 billion attributed to Corporate and Other. Net income for the year ended December 31, 2004, was $107.9 million, or $1.43 per share of common stock, with $83.1 million attributed to the Utility Group, $26.4 million attributed to the Nonregulated Group, and a net loss of $1.6 million attributed to Corporate and Other. Net income for the year ended December 31, 2003, was $111.2 million, or $1.58 per share of common stock. For further information regarding the activities and assets of operating segments within these Groups, refer to Note 16 in the Company's consolidated financial statements included under "Item 8 Financial Statements and Supplementary Data."

Following is a more detailed description of the Utility Group and Nonregulated Group. Corporate and Other operations are not significant.

                                  Utility Group

The Utility Group is comprised of Vectren Utility Holdings, Inc.'s operations, which consist of the Company's regulated operations and other operations that provide information technology and other support services to those regulated operations. The Company segregates its regulated operations into a Gas Utility Services operating segment and an Electric Utility Services operating segment. The Gas Utility Services segment includes the operations of Indiana Gas, the Ohio operations, and SIGECO's natural gas distribution business and provides natural gas distribution and transportation services to nearly two-thirds of Indiana and to west central Ohio. The Electric Utility Services segment includes the operations of SIGECO's electric transmission and distribution services, which provides electric distribution services primarily to southwestern Indiana, and includes the Company's power generating and marketing operations. In total, these regulated operations supply natural gas and/or electricity to nearly one million customers. The Utility Group's other operations are generally not significant.

Gas Utility Services

At December 31, 2004, the Company supplied natural gas service to approximately 980,000 Indiana and Ohio customers, including 895,000 residential, 81,000 commercial, and 4,000 contract and other customers. This represents customer base growth of 1.2% compared to 2003.

The Company's service area contains diversified manufacturing and agriculture-related enterprises. The principal industries served include automotive assembly, parts and accessories, feed, flour and grain processing, metal castings, aluminum products, appliance manufacturing, polycarbonate resin (Lexan(R)) and plastic products, gypsum products, electrical equipment, metal specialties, glass, steel finishing, pharmaceutical and nutritional products, gasoline and oil products, and coal mining. The largest Indiana communities served are Evansville, Muncie, Anderson, Lafayette, West Lafayette, Bloomington, Terre Haute, Marion, New Albany, Columbus, Jeffersonville, New Castle, and Richmond. The largest community served outside of Indiana is Dayton, Ohio.

Revenues

For the year ended December 31, 2004, gas utility revenues were approximately $1,126.2 million, of which residential customers accounted for 66%, commercial 25%, and contract and other 9%, respectively.

The Company receives gas revenues by selling gas directly to customers at approved rates or by transporting gas through its pipelines at approved rates to customers that have purchased gas directly from other producers, brokers, or marketers. Total volumes of gas provided to both sales and transportation customers (throughput) were 200,343 MDth for the year ended December 31, 2004. Gas transported or sold to residential and commercial customers was 110,666 MDth representing 55% of throughput. Gas transported or sold to industrial and other contract customers was 89,677 MDth representing 45% of throughput. Rates for transporting gas provide for the same margins generally earned by selling gas under applicable sales tariffs.

The sale of gas is seasonal and strongly affected by variations in weather conditions. To mitigate seasonal demand, the Company has storage capacity at seven active underground gas storage fields, six liquefied petroleum air-gas manufacturing plants, and a propane cavern. The Company also contracts with ProLiance Energy, LLC (ProLiance) to ensure availability of gas. ProLiance is an unconsolidated, nonregulated, energy marketing affiliate of Vectren and Citizens Gas and Coke Utility (Citizens Gas). (See the discussion of Energy Marketing & Services below and Note 3 in the Company's consolidated financial statements included in "Item 8 Financial Statements and Supplementary Data" regarding transactions with ProLiance). Periodically, purchased natural gas is injected into storage. The injected gas is then available to supplement contracted and manufactured volumes during periods of peak requirements. In addition, the Company prepays ProLiance for natural gas delivery services during the seven months prior to the peak heating season. The volume of gas per day that can be delivered during peak demand periods for each utility is located in "Item 2 Properties."

Gas Purchases

In 2004, the Company purchased 112,372 MDth volumes of gas at an average cost of $6.92 per Dth, all of which was purchased from ProLiance pursuant to contracts approved by the IURC. The average cost of gas per Dth purchased for the last five years was: $6.92 in 2004; $6.36 in 2003; $4.57 in 2002; $5.83 in 2001; and
$5.60 in 2000.

Electric Utility Services

At December 31, 2004, the Company supplied electric service to approximately 136,000 Indiana customers, including 119,000 residential, and 17,000 commercial, industrial, and other customers. This represents customer base growth of 0.9% compared to 2003. In addition, the Company is obligated to provide for firm power commitments to four municipalities and to maintain spinning reserve margin requirements under an agreement with the East Central Area Reliability Group.

The principal industries served include polycarbonate resin (Lexan(R)) and plastic products, aluminum smelting and recycling, aluminum sheet products, automotive assembly, steel finishing, appliance manufacturing, pharmaceutical and nutritional products, automotive glass, gasoline and oil products, and coal mining.

Revenues

For the year ended December 31, 2004, retail and firm wholesale electricity sales totaled 6,186,160 MWh, resulting in revenues of approximately $347.5 million. Residential customers accounted for 34% of 2004 revenues; commercial 27%; industrial 31%; and municipal and other 8%. In addition, the Company sold 3,526,005 MWh through wholesale contracts in 2004, generating revenue, net of purchased power costs, of $23.8 million.

Generating Capacity

Installed generating capacity as of December 31, 2004, was rated at 1,351 MW. Coal-fired generating units provide 1,056 MW of capacity, and natural gas or oil-fired turbines used for peaking or emergency conditions provide 295 MW. Peaking capacity of 80 MW fueled by natural gas was added during 2002.

In addition to its generating capacity, in 2004, the Company had 32 MW available under firm contracts and 51 MW available under interruptible contracts. The Company also had a firm purchase supply contract for a maximum of 73 MW for the peak cooling season months during 2004.

The Company has interconnections with Louisville Gas and Electric Company, Cinergy Services, Inc., Indianapolis Power & Light Company, Hoosier Energy Rural Electric Cooperative, Inc., Big Rivers Electric Corporation, Wabash Valley Power Association, and the City of Jasper, Indiana, providing the historic ability to simultaneously interchange approximately 500 MW. However, the ability of the Company to effectively utilize the electric transmission grid in order to achieve import/export capability has been, and may continue to be, impacted. The Company, as a member of the Midwest Independent System Operator (MISO), has turned over operational control of the interchange facilities and its own transmission assets, like many other Midwestern electric utilities, to the MISO. See "Item 7 Management's Discussion and Analysis of Results of Operations and Financial Condition" regarding the Company's participation in MISO.

Total load for each of the years 2000 through 2004 at the time of the system summer peak, and the related reserve margin, is presented below in MW.

--------------------------------------------------------------------------------
Date of summer peak load 7/13/2004   8/27/2003   8/5/2002   7/31/2001  8/17/2000
                         ----------  ---------   ---------  ---------  ---------
Total load at peak (1)       1,222       1,272      1,258       1,234      1,212

Generating capability        1,351       1,351      1,351       1,271      1,256
Firm purchase supply           105          32         82          82         75
Interruptible contracts         51          95         95          95         95
--------------------------------------------------------------------------------
Total power supply capacity  1,507       1,478      1,528       1,448      1,426
--------------------------------------------------------------------------------

Reserve margin at peak          23%        16%        21%         17%        18%
--------------------------------------------------------------------------------


(1) The total load at peak is increased 25 MW in 2003, 2002, and 2001 from the total load actually experienced. The additional 25 MW represents load that would have been incurred if summer cycler programs had not been activated. The 25 MW is also included in the interruptible contract portion of the Company's total power supply capacity. On the date of peak in 2004 and 2000, summer cycler programs were not activated.

The winter peak load for the 2003-2004 season of approximately 928 MW occurred on January 20, 2004. The prior year winter peak load was approximately 948 MW, occurring on January 27, 2003.

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

Fuel Costs and Purchased Power

Electric generation for 2004 was fueled by coal (95.6%) and natural gas (4.4%). Oil was used only for testing of gas/oil-fired peaking units.

There are substantial coal reserves in the southern Indiana area, and coal for coal-fired generating stations has been supplied from operators of nearby Indiana coal mines including those owned by Vectren Fuels, Inc., a wholly owned subsidiary of the Company. Approximately 3.0 million tons of coal were purchased for generating electricity during 2004, of which substantially all was supplied by Vectren Fuels, Inc. from its mines and third party purchases. The average cost of coal consumed in generating electric energy for the years 2000 through 2004 follows:
 -------------------------------------------------------------------------------
                         Year Ended December 31,
                   -------------------------------------------------------------
Avg. Cost Per        2004        2003         2002         2001          2000
                   -------     --------     -------      -------        --------
Ton                $ 27.06      $ 24.91     $ 23.50      $ 22.48         $ 22.49
MWh                  13.06        11.93       11.00        10.53           10.39


The Company also purchases power as needed from the wholesale market to supplement its generation capabilities in periods of peak demand; however, the majority of power purchased through the wholesale market is used to optimize and hedge the Company's sales to other wholesale customers. Volumes purchased in 2004 totaled 3,469,610 MWh.

Competition

The utility industry has undergone dramatic structural change for several years, resulting in increasing competitive pressures faced by electric and gas utility companies. Currently, several states, including Ohio, have passed legislation allowing electricity customers to choose their electricity supplier in a competitive electricity market and several other states are considering such legislation. At the present time, Indiana has not adopted such legislation. Ohio regulation allows gas customers to choose their commodity supplier. The Company implemented a choice program for its gas customers in Ohio in January 2003. At December 31, 2004, approximately 73,000 customers in Vectren's Ohio service territory purchase natural gas from a supplier other than the regulated utility. Margin earned for transporting natural gas to those customers, who have purchased natural gas from another supplier, are generally the same as those earned by selling gas under Ohio tariffs. Indiana has not adopted any regulation requiring gas choice; however, the Company operates under approved tariffs permitting large volume customers to choose their commodity supplier.

Regulatory and Environmental Matters

See "Item 7 Management's Discussion and Analysis of Results of Operations and Financial Condition" regarding the Company's regulated environment and other environmental matters.

                               Nonregulated Group

The Company is involved in nonregulated activities in four primary business areas: Energy Marketing and Services, Coal Mining, Utility Infrastructure Services, and Broadband.

Energy Marketing and Services

The Energy Marketing and Services group relies heavily upon a customer focused, value added strategy in three areas: gas marketing, performance contracting, and retail gas supply.

Gas Marketing
Gas marketing operations are performed through the Company's investment in ProLiance, a nonregulated energy marketing affiliate of Vectren and Citizens Gas. ProLiance's primary businesses include gas marketing, gas portfolio optimization, and other portfolio and energy management services. ProLiance provides these services to a broad range of municipalities, utilities, industrial operations, schools, and healthcare institutions located throughout the Midwest and Southeast United States. ProLiance's primary customers include Vectren's utilities and nonregulated gas supply operations as well as Citizens Gas. The Company, including its retail gas supply operations, contracted for all natural gas purchases through ProLiance in 2004.

In 2002, the Company integrated a wholly owned subsidiary, SIGCORP Energy Services, LLC (SES), with ProLiance. SES provided natural gas and related services to SIGECO and others prior to the transaction. In exchange for the contribution of SES' net assets totaling $19.2 million, Vectren's allocable share of ProLiance's profits and losses increased from 52.5% to 61%, consistent with Vectren's new ownership percentage. In March 2001, Vectren's allocable share of profits and losses increased from 50% to 52.5% when ProLiance began managing the Ohio operations' gas portfolio. Governance and voting rights remain at 50% for each member; and therefore, Vectren continues to account for its investment in ProLiance using the equity method of accounting.

For the year ended December 31, 2004, ProLiance's revenues, including sales to Vectren companies, exceeded $2.5 billion.

Performance Contracting
Performance-based energy contracting operations are performed through Energy Systems Group, LLC (ESG). ESG assists schools, hospitals, governmental facilities, and other private institutions to reduce energy and maintenance costs by upgrading their facilities with energy-efficient equipment. ESG's customer base is located throughout the Midwest and Southeast United States. Prior to April 2003, ESG was a consolidated venture between the Company and Citizens Gas with the Company owning two-thirds. In April 2003, the Company purchased the remaining interest in ESG.

Retail Gas Supply
Vectren Retail, LLC (d/b/a Vectren Source) provides natural gas and other related products and services in the Midwest and Southeast United States to over 100,000 residential and commercial customers opting for choice among energy providers. Vectren Source generated approximately $81.1 million in revenues in 2004, up from $44.3 million in 2003. Gas sold in 2004 approximated 9,386 MDth.

Coal Mining

The Coal Mining group provides the mining and sale of coal to the Company's utility operations and to other third parties through its wholly owned subsidiary Vectren Fuels, Inc. The Coal Mining group also generates income tax credits through IRS Code Section 29 investment tax credits relating to the production of coal-based synthetic fuels through its 8.3% ownership in Pace Carbon Synfuels, LP (Pace Carbon). The Company's investment in Pace Carbon is accounted for using the equity method of accounting. The Company's two coal mines produced 3.6 million tons in 2004, up from 3.3 million in 2003.

Utility Infrastructure Services

Utility Infrastructure Services provides underground construction and repair of utility infrastructure services to the Company and to other gas, water, and telecommunications companies as well as facilities locating and meter reading services through its investment in Reliant Services, LLC (Reliant) and Reliant's 100% ownership in Miller Pipeline, which was purchased by Reliant in 2000. Reliant is a 50% owned strategic alliance with an affiliate of Cinergy Corp. and is accounted for using the equity method of accounting.

Broadband

The Company has an approximate 2% equity interest and a convertible subordinated debt investment in Utilicom Networks, LLC (Utilicom) that if converted would bring the Company's ownership interest up to 16%. The Company also has an approximate 19% equity interest in SIGECOM Holdings, Inc., which was formed by Utilicom to hold interests in SIGECOM, LLC (SIGECOM). SIGECOM provides broadband services, such as cable television, high-speed internet, and advanced local and long distance phone services, to the greater Evansville, Indiana area. At December 31, 2004, SIGECOM had approximately 26,000 residential customers yielding over 81,000 revenue generating units indicating multiple services being utilized by the same residential customer. At December 31, 2004, there were approximately 2,000 commercial customers. SIGECOM's operations are cash flow positive and have not required any further investment since May 2002.

Other Utilicom-related subsidiaries owned franchising agreements to provide broadband services to the greater Indianapolis, Indiana and Dayton, Ohio markets. In 2004, the build out of these markets was further evaluated, and the Company concluded that it was unlikely it would make additional investments in those markets. As a result, the Company recorded charges totaling $6.0 million, or $3.6 million after-tax, to write-off investments made in the Indianapolis and Dayton markets and to write down its investment in SIGECOM.

At December 31, 2004, convertible subordinated debt investments total $31.6 million, all of which is convertible into Utilicom ownership at the Company's option or upon the event of a public offering of stock by Utilicom. The remaining equity investment in SIGECOM, LLC approximates $11.7 million.

Other Businesses

The Other Businesses group includes a variety of wholly owned operations and investments that invest in energy-related opportunities, real estate, and leveraged leases, among other investments. Major investments at December 31, 2004, include Haddington Energy Partnerships, two partnerships both approximately 40% owned; and the wholly owned subsidiaries, Southern Indiana Properties, Inc. and Energy Realty, Inc.

                                    Personnel

As of December 31, 2004, the Company and its consolidated subsidiaries had 1,863 employees, of which 872 are subject to collective bargaining arrangements.

In July of 2004, the Company signed a three year labor agreement with Local 702 of the International Brotherhood of Electrical Workers, ending June 2007. The agreement provides a 3% wage increase in the first two years and a 3.5% increase in the third year of the agreement. The agreement also provides for improvements in pension benefits and a multi-tiered health plan in which the employees pay 16% of the cost.

In January 2004, the Company signed a five year labor agreement, ending December 2008, with Local 1393 of the International Brotherhood of Electrical Workers and United Steelworkers of America Locals 12213 and 7441. The agreement provides for annual wage increases of 3%, a multi-tiered health care plan in which the employees pay 12% to 16% of the premium, and pension enhancements for early retirees.

The Company's contract with Local 135 of the Teamsters, Chauffeurs, Warehousemen, and Helpers will expire in September 2005. The Company's contract with Local 175, Utility Workers Union of America will expire in October 2005.

ITEM 2.   PROPERTIES

                              Gas Utility Services

Indiana Gas owns and operates four active gas storage fields located in Indiana covering 58,130 acres of land with an estimated ready delivery from storage capability of 5.6 BCF of gas with maximum peak day delivery capabilities of 144,500 MCF per day. Indiana Gas also owns and operates three liquefied petroleum (propane) air-gas manufacturing plants located in Indiana with the ability to store 1.5 million gallons of propane and manufacture for delivery 33,000 MCF of manufactured gas per day. In addition to its company owned storage and propane capabilities, Indiana Gas has contracted for 17.8 BCF of storage with a maximum peak day delivery capability of 299,717 MMBTU per day. Indiana Gas' gas delivery system includes 12,150 miles of distribution and transmission mains, all of which are in Indiana except for pipeline facilities extending from points in northern Kentucky to points in southern Indiana so that gas may be transported to Indiana and sold or transported by Indiana Gas to ultimate customers in Indiana.

SIGECO owns and operates three underground gas storage fields located in Indiana covering 6,070 acres of land with an estimated ready delivery from storage capability of 6.3 BCF of gas with maximum peak day delivery capabilities of 108,000 MCF per day. In addition to its company owned storage delivery capabilities, SIGECO has contracted for 0.5 BCF of storage with a maximum peak day delivery capability of 19,166 MMBTU per day. SIGECO's gas delivery system includes 3,074 miles of distribution and transmission mains, all of which are located in Indiana.

The Ohio operations own and operate three liquefied petroleum (propane) air-gas manufacturing plants and a cavern for propane storage, all of which are located in Ohio. The plants and cavern can store 7.5 million gallons of propane, and the plants can manufacture for delivery 51,047 MCF of manufactured gas per day. In addition to its propane delivery capabilities, the Ohio operations have contracted for 13.4 BCF of storage with a maximum peak day delivery capability of 287,684 MMBTU per day. The Ohio operations' gas delivery system includes 5,301 miles of distribution and transmission mains, all of which are located in Ohio.

                            Electric Utility Services

SIGECO's installed generating capacity as of December 31, 2004, was rated at 1,351 MW. SIGECO's coal-fired generating facilities are: the Brown Station with 500 MW of capacity, located in Posey County approximately eight miles east of Mt. Vernon, Indiana; the Culley Station with 406 MW of capacity, and Warrick Unit 4 with 150 MW of capacity. Both the Culley and Warrick Stations are located in Warrick County near Yankeetown, Indiana. SIGECO's gas-fired turbine peaking units are: the 80 MW Brown 3 Gas Turbine located at the Brown Station; two Broadway Avenue Gas Turbines located in Evansville, Indiana with a combined capacity of 115 MW (Broadway Avenue Unit 1, 50 MW and Broadway Avenue Unit 2, 65
MW); two Northeast Gas Turbines located northeast of Evansville in Vanderburgh County, Indiana with a combined capacity of 20 MW; and an 80 MW turbine also located at the Brown station (Brown Unit 4) placed into service in 2002. The Brown Unit 3 and Broadway Avenue Unit 2 turbines are also equipped to burn oil. Total capacity of SIGECO's six gas turbines is 295 MW, and they are generally used only for reserve, peaking, or emergency purposes due to the higher per unit cost of generation.

SIGECO's transmission system consists of 830 circuit miles of 138,000 and 69,000 volt lines. The transmission system also includes 28 substations with an installed capacity of 4,635.9 megavolt amperes (Mva). The electric distribution system includes 3,223 pole miles of lower voltage overhead lines and 302 trench miles of conduit containing 1,688 miles of underground distribution cable. The distribution system also includes 92 distribution substations with an installed capacity of 1,901.7 Mva and 51,630 distribution transformers with an installed capacity of 2,388.8 Mva.

SIGECO owns utility property outside of Indiana approximating eight miles of 138,000 volt electric transmission line which is located in Kentucky and which interconnects with Louisville Gas and Electric Company's transmission system at Cloverport, Kentucky.

                             Nonregulated Properties

Subsidiaries other than the utility operations have no significant properties other than the ownership and operation of coal mining property in Indiana and investments in real estate partnerships, leveraged leases, and notes receivable. The assets of the coal mining operations comprise approximately 3% of total assets.

                         Property Serving as Collateral

SIGECO's properties are subject to the lien of the First Mortgage Indenture dated as of April 1, 1932, between SIGECO and Bankers Trust Company, as Trustee, and Deutsche Bank, as successor Trustee, as supplemented by various supplemental indentures.

ITEM 3.  LEGAL PROCEEDINGS

The Company is party to various legal proceedings arising in the normal course of business. In the opinion of management, there are no legal proceedings pending against the Company that are likely to have a material adverse effect on its financial position. See the notes to the consolidated financial statements regarding investments in unconsolidated affiliates, commitments and contingencies, environmental matters, and rate and regulatory matters. The consolidated financial statements are included in "Item 8 Financial Statements and Supplementary Data."

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter to a vote of security holders.

                                     PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

               Market Data, Dividends Paid, and Holders of Record

The Company's common stock trades on the New York Stock Exchange under the symbol "VVC." For each quarter in 2004 and 2003, the high and low sales prices for the Company's common stock as reported on the New York Stock Exchange and dividends paid are shown in the following table.
--------------------------------------------------------------------------------
                                    Cash             Common Stock Price Range
                                  Dividend              High            Low
                                -------------        ------------   ------------

2004
     First Quarter                  $ 0.285             $ 25.87        $ 24.11
     Second Quarter                   0.285               25.54          22.86
     Third Quarter                    0.285               25.75          24.08
     Fourth Quarter                   0.295               27.09          24.79
2003
     First Quarter                  $ 0.275             $ 24.50        $ 19.70
     Second Quarter                   0.275               26.13          21.05
     Third Quarter                    0.275               25.02          22.25
     Fourth Quarter                   0.285               24.85          22.73


On January 26, 2005, the board of directors declared a dividend of $0.295 per share, payable on March 1, 2005, to common shareholders of record on February 15, 2005.

As of January 31, 2005, there were 12,635 shareholders of record of the Company's common stock.

Dividends on shares of common stock are payable at the discretion of the board of directors out of legally available funds. Future payments of dividends, and the amounts of these dividends, will depend on the Company's financial condition, results of operations, capital requirements, and other factors.

                            Quarterly Share Purchases

Periodically, the Company purchases shares from the open market to satisfy share requirements associated with the Company's share-based compensation plans. The following chart contains information regarding open market purchases made by the Company to satisfy share-based compensation requirements during the three months ended December 31, 2004.
--------------------------------------------------------------------------------

                                               Total Number
                                               of  Shares        Maximum Number
                                  Average      Purchased         of Shares
                   Number of      Price        as Part of        That May Be
                   Shares         Paid Per     Publicly          Purchased Under
  Period           Purchased      Share        Announced Plans   These Plans
--------------   ------------     ---------    ---------------   ---------------

October 1-31           1,365        $ 26.53               -                 -
November 1-30              -              -               -                 -
December 1-31              -              -               -                 -

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data is derived from the Company's audited consolidated financial statements and should be read in conjunction with those financial statements and notes thereto contained in this Form 10-K.

-----------------------------------------------------------------------------------------------------
                                                   Year Ended December 31,
-----------------------------------------------------------------------------------------------------
(In millions, except per share data)       2004          2003       2002      2001 (1)     2000 (2,3)
-----------------------------------------------------------------------------------------------------
Operating Data:
Operating revenues                       $ 1,689.8    $ 1,587.7   $ 1,523.8   $ 2,009.1    $ 1,607.6
Operating income                         $   202.7    $   199.4   $   211.3   $   127.9    $   131.7
Income before extraordinary loss &
  cumulative effect of change in
  accounting principle                   $   107.9    $   111.2   $   114.0   $    59.3    $    72.0
Net income                               $   107.9    $   111.2   $   114.0   $    52.7    $    72.0
Average common shares outstanding             75.6         70.6        67.6        66.7         61.3
Fully diluted common shares outstanding       75.9         70.8        67.9        66.9         61.4
Basic earnings per share before
  extraordinary loss & cumulative
  effect of change in accounting
  principle                              $    1.43    $    1.58   $    1.69   $    0.89    $    1.18
Basic earnings per share
  on common stock                        $    1.43    $    1.58   $    1.69   $    0.79    $    1.18
Diluted earnings per share before
  extraordinary loss & cumulative
  effect of change in accounting
  principle                              $    1.42    $    1.57   $    1.68   $    0.89    $    1.17
Diluted earnings per share
  on common stock                        $    1.42    $    1.57   $    1.68   $    0.79    $    1.17
Dividends per share on common stock      $    1.15    $    1.11   $    1.07   $    1.03    $    0.98

Balance Sheet Data:
Total assets                             $ 3,586.9    $ 3,353.4   $ 3,136.5   $ 2,878.7    $ 2,943.7
Long-term debt, net                      $ 1,016.6    $ 1,072.8   $   954.2   $ 1,014.0    $   632.0
Redeemable preferred stock               $     0.1    $     0.2   $     0.3   $     0.5    $     8.1
Common shareholders' equity              $ 1,094.8    $ 1,071.7   $   869.9   $   839.3    $   733.4

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

                                              Year Ended December 31,
--------------------------------------------------------------------------------
(In millions, except per share data)     2004            2003            2002
--------------------------------------------------------------------------------

Net income                             $ 107.9         $ 111.2         $ 114.0
    Attributed to:
       Utility Group                   $  83.1         $  85.6         $  97.1
       Nonregulated Group                 26.4            27.6            19.0
       Corporate & other                  (1.6)           (2.0)           (2.1)
--------------------------------------------------------------------------------
Basic earnings per share               $  1.43         $  1.58         $  1.69
    Attributed to:
       Utility Group                   $  1.10         $  1.21         $  1.44
       Nonregulated Group                 0.35            0.39            0.28
       Corporate & other                 (0.02)          (0.02)          (0.03)

Results

For the year ended December 31, 2004, reported earnings were $107.9 million, or $1.43 per share compared to $111.2 million, or $1.58 per share, in 2003 and $114.0 million, or $1.69 in 2002. The Company experienced significant earnings growth from its Energy Marketing and Services, Coal Mining, and Utility Infrastructure Services nonregulated businesses during 2004 and 2003. Earnings from utility operations were slightly lower in 2004 due largely to mild weather in 2004, offset somewhat by customer growth and the effects of gas base rate increases at two of the three utilities. Mild weather also impacted 2003 results compared to 2002, along with the write off of an investment.

While earnings have slightly decreased, earnings per share was further affected by an equity offering of 7.4 million shares in August of 2003. The additional shares diluted earnings per share in 2004 as compared to 2003 by $0.10 and in 2003 as compared to 2002 by $0.07. The equity offering netted proceeds of approximately $163 million.

The Utility Group generates revenue primarily from the delivery of natural gas and electric service to its customers. The primary source of cash flow for the Utility Group results from the collection of customer bills and the payment for goods and services procured for the delivery of gas and electric services. The results of the Utility Group are impacted by weather patterns in its service territory and general economic conditions both in its Indiana and Ohio service territories as well as nationally.

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

Dividends

Dividends declared for the year ended December 31, 2004, were $1.15 per share compared to $1.11 per share in 2003 and $1.07 per share in 2002. In October 2004, the Company's board of directors increased its quarterly dividend to $0.295 per share from $0.285 per share.

Detailed Discussion of Results of Operations

Following is a more detailed discussion of the results of operations of the Company's Utility Group and Nonregulated Group. The detailed results of operations for the Utility Group and Nonregulated Group are presented and analyzed before the reclassification and elimination of certain intersegment transactions necessary to consolidate those results into the Company's Consolidated Statements of Income. Corporate and Other operations are not significant.
                   Results of Operations of the Utility Group

The Utility Group is comprised of Vectren Utility Holdings, Inc.'s operations, which consist of the Company's regulated operations and other operations that provide information technology and other support services to those regulated operations. The Company segregates its regulated operations into a Gas Utility Services operating segment and an Electric Utility Services operating segment. The Gas Utility Services segment provides natural gas distribution and transportation services to nearly two-thirds of Indiana and to west central Ohio. The Electric Utility Services segment provides electric distribution services primarily to southwestern Indiana, and includes the Company's power generating and marketing operations. In total, these regulated operations supply natural gas and/or electricity to nearly one million customers. The results of operations of the Utility Group before certain intersegment eliminations and reclassifications for the years ended December 31, 2004, 2003, and 2002, follow:

                                                       Year Ended December 31,
--------------------------------------------------------------------------------
(In millions, except per share data)              2004       2003        2002
--------------------------------------------------------------------------------
OPERATING REVENUES
    Gas utility                                $1,126.2   $1,112.3     $  908.0
    Electric utility                              371.3      335.7        328.6
    Other                                           0.5        0.8          0.3
--------------------------------------------------------------------------------
      Total operating revenues                  1,498.0    1,448.8      1,236.9
--------------------------------------------------------------------------------
OPERATING EXPENSES
    Cost of gas sold                              778.5      762.5        570.8
    Fuel for electric generation                   96.1       86.5         81.6
    Purchased electric energy                      20.7       16.2         16.8
    Other operating                               218.5      210.1        198.6
    Depreciation & amortization                   127.8      117.9        110.7
    Taxes other than income taxes                  58.2       56.6         50.7
--------------------------------------------------------------------------------
      Total operating expenses                  1,299.8    1,249.8      1,029.2
--------------------------------------------------------------------------------
OPERATING INCOME                                  198.2      199.0        207.7
OTHER INCOME (EXPENSE)
    Other - net                                     5.2        4.8          7.1
    Equity in earnings (losses) of
    unconsolidated affiliates                       0.2       (0.5)       (1.8)
--------------------------------------------------------------------------------
      Total other income                            5.4        4.3           5.3
--------------------------------------------------------------------------------
Interest expense                                   67.4       66.1         69.1
--------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                        136.2      137.2        143.9
--------------------------------------------------------------------------------
Income taxes                                       53.1       51.6         46.8
--------------------------------------------------------------------------------
NET INCOME                                     $   83.1   $   85.6     $   97.1
================================================================================
--------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE                       $   1.10   $   1.21     $   1.44
================================================================================

In 2004, Utility Group earnings were $83.1 million as compared to $85.6 million in 2003. The 2004 earnings decline is due to the impact of unfavorable weather, estimated at $5 million after tax, or $0.07 per share. Margin growth, offsetting the weather impact, results from the recovery of NOx related environmental expenditures, gas base rate increases implemented in 2004, and customer growth. The primary expense changes were higher depreciation and lower bad debt expense in 2003. Bad debt expense in 2003 associated with the Ohio service territory was reversed and deferred for later recovery under an uncollectible accounts expense rider.

The $11.5 million decrease in earnings occurring in 2003 compared to 2002 was primarily due to increased operating expenses and the write-off of an investment, partially offset by increased wholesale power margins and retail electric rate recovery related to NOx compliance expenditures. An increase in the Indiana state income tax rate to 8.5% from 4.5% also contributed to the decrease.

During 2004 and 2003, the Company initiated base rate cases in its three gas service territories. Orders in its two Indiana service territories were received in the second half of 2004. An order in the Ohio territory is expected late in the first quarter of 2005. On an annual basis, the Indiana orders will increase margins an estimated $30 million, and during 2004 provided additional margin of $4.7 million. The Company has sought and received regulatory recovery mechanisms (trackers) affecting electric margin that provide a return on utility plant constructed for environmental compliance and that allow for recovery of related operating expenses. After tax earnings associated with the NOx compliance trackers totaled $9.0 million in 2004, $4.7 million in 2003 and $1.1 million in 2002. The Company has also utilized regulatory trackers affecting gas margin that recover, on a dollar-for-dollar basis, pipeline integrity management costs in its Indiana territories and uncollectible accounts expense, operating expenses related to choice implementation costs, and other costs in its Ohio service territory.

Throughout this discussion, the terms Gas Utility margin and Electric Utility margin are used. Gas Utility margin and Electric Utility margin could be considered non-GAAP measures of income. Gas Utility margin is calculated as Gas utility revenues less the Cost of gas. Electric Utility margin is calculated as Electric utility revenues less Fuel for electric generation and Purchased electric energy. These measures exclude Other operating expenses, Depreciation and amortization, and Taxes other than income taxes, which are included in the calculation of operating income. The Company believes Gas Utility and Electric Utility margins are better indicators of relative contribution than revenues since gas prices and fuel costs can be volatile and are generally collected on a dollar-for-dollar basis from customers. Margins should not be considered an alternative to, or a more meaningful indicator of, operating performance than operating income or net income as determined in accordance with accounting principles generally accepted in the United States.

Significant Fluctuations

Utility Group Margin
Margin generated from the sale of natural gas and electricity to residential and commercial customers is seasonal and impacted by weather patterns in the Company's service territories. Margin generated from sales to large customers (generally industrial, other contract, and firm wholesale customers) is primarily impacted by overall economic conditions. Margin is also impacted by the collection of state mandated taxes, which fluctuate with gas costs, and is also impacted by some level of price sensitivity in volumes sold. Electric generating asset optimization activities are primarily affected by market conditions, the level of excess generating capacity, and electric transmission availability. Following is a discussion and analysis of margin generated from regulated utility operations.

Gas Utility Margin (Gas Utility Revenues less Cost of Gas Sold) Gas Utility margin and throughput by customer type follows:
                                            Year Ended December 31,
--------------------------------------------------------------------------------
(In millions)                                    2004        2003      2002
--------------------------------------------------------------------------------

   Residential & Commercial                   $  288.3   $ 292.3   $ 282.6
   Contract                                       53.5      51.5      50.5
   Other                                           5.9       6.0       4.1

--------------------------------------------------------------------------------
     Total gas utility margin                 $  347.7   $ 349.8   $ 337.2
================================================================================

Sold & transported volumes in MMDth:
   To residential & commercial customers         110.7     117.9     111.9
   To contract customers                          89.7      91.4      95.8
--------------------------------------------------------------------------------
     Total throughput                            200.4     209.3     207.7
================================================================================

Gas utility margins were $347.7 million for the year ended December 31, 2004. This represents a decrease in gas utility margin of $2.1 million compared to 2003. Heating weather for the year ended December 31, 2004, was 8% warmer than normal and 8% warmer than the prior year. The estimated unfavorable impact on gas utility margin caused by weather was approximately $9.8 million compared to 2003. Indiana base rate increases added $4.7 million compared to the prior year. Also offsetting the effects of weather were increased late and reconnect fees, expense recovery pursuant to Ohio regulatory trackers, and higher revenue taxes collected from rate payers. Gas sold and transported volumes were 4% less in 2004, compared to the prior year. The decreased throughput was primarily attributable to weather. The average cost per dekatherm of gas purchased was $6.92 in 2004; $6.36 in 2003, and $4.57 in 2002.

Gas Utility margin for the year ended December 31, 2003, of $349.8 million increased $12.6 million, or 4%, compared to 2002. It is estimated that weather near normal for the year and 6% cooler than the prior year, contributed $8 million in increased residential and commercial margin and was the primary contributor to increased throughput compared to 2002. The remaining increase is primarily attributable to $4.5 million in higher revenue taxes on higher gas costs and volumes sold and $1.8 million in recovery of Ohio customer choice implementation costs.

Electric Utility Margin (Electric Utility Revenues less Fuel for Electric Generation and Purchased Electric Energy) Electric Utility margin by revenue type follows:
                                                  Year Ended December 31,
--------------------------------------------------------------------------------
(In millions)                         2004             2003             2002
--------------------------------------------------------------------------------
Residential & commercial             $ 159.7          $ 141.1           $ 145.7
Industrial                              62.4             53.5              54.9
Municipalities & other                  17.4             20.1              16.9
--------------------------------------------------------------------------------
   Total retail & firm wholesale       239.5            214.7             217.5
Asset optimization                      15.0             18.3              12.7
--------------------------------------------------------------------------------
     Total electric utility margin   $ 254.5          $ 233.0           $ 230.2
================================================================================
Retail & Firm Wholesale Margin
Native load and firm wholesale margin was $239.5 million for the year ended December 31, 2004. This represents a $24.8 million increase over 2003. Additional NOx recoveries increased margin $14.6 million in 2004. Cooling weather for the year was 12% warmer than last year, increasing margin an estimated $2.0 million. The remaining increase in margin was attributable to increased small customer usage and increased sales to industrial customers. Due to the above factors, volumes sold increased 5% to 6.19 GWh for 2004, compared to 5.90 GWh in 2003. Volumes sold in 2002 were 6.19 GWh.

For the year ended December 31, 2003, margin from serving native load and firm wholesale customers was $214.7 million, a decrease of $2.8 million when compared to 2002. It is estimated that summer weather, 19% cooler than normal and 34% cooler than 2002, caused an $8 million decrease in residential and commercial margin. The effect of weather was partially offset by a $7.4 million increase in retail electric rates related to recovery of and return on NOx compliance expenditures and related operating expenses. A slowly recovering economy continued to negatively impact industrial sales which decreased $1.4 million compared to 2002. As a result of primarily mild weather and slow economic conditions, retail and firm wholesale volumes sold decreased 5%.

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

Following is a reconciliation of asset optimization activity:
                                                     Year Ended December 31,
--------------------------------------------------------------------------------
(In millions)                              2004            2003           2002
--------------------------------------------------------------------------------
Beginning of Year Net Asset
Optimization Position                     $ (0.4)        $ (0.7)         $ 3.3
Statement of Income Activity
    Mark-to-market gains (losses)
    recognized                              (1.4)           0.7           (3.6)
    Realized gains recognized               16.4           17.6           16.3
--------------------------------------------------------------------------------
      Net activity in electric
      utility margin                        15.0           18.3           12.7
--------------------------------------------------------------------------------
Net cash received & other adjustments      (15.2)         (18.0)         (16.7)
--------------------------------------------------------------------------------
End of Year Net Asset Optimization
Position                                  $ (0.6)        $ (0.4)        $ (0.7)
================================================================================

Net wholesale margins decreased $3.3 million compared to 2003 due to reduced available capacity. The availability of excess capacity was impacted by scheduled outages of owned generation, related to the installation of environmental compliance equipment and an increase in demand by native load customers due to both weather and increased usage. The $5.6 million increase in 2003 compared to 2002 was primarily due to price volatility and additional capacity due to weather.

Utility Group Operating Expenses

Other Operating

Other operating expenses increased $8.4 million for the year ended December 31, 2004 as compared to 2003. Expense in 2003 reflects the deferral of $4.0 million relating to the Ohio order allowing the Company to defer for future recovery its actual bad debt expense in excess of the amount provided in base rates (See Rate and Regulatory Matters below). Other factors contributing to the increase were an increase in NOx-related expenses of $2.6 million recovered in rates and planned turbine maintenance of $1.9 million.

Other operating expense increased $11.5 million in 2003 compared to 2002. The increase was principally caused by increased distribution, plant, and transmission operating expenses; power plant and other maintenance; customer service initiatives; higher insurance premiums; and prior year insurance recoveries. In addition, operating expenses reflect $1.8 million in amortization of Ohio choice implementation costs, which are recovered through increased gas utility margin. The increase in operating expenses was partially offset by the impact of an Ohio regulatory order, which resulted in the reversal and deferral of 2003 uncollectible accounts expense of $4.0 million for future recovery.

Depreciation & Amortization
For the year ended December 31, 2004, depreciation expense increased $9.9 million compared to 2003. NOx-related depreciation contributed $4.8 million of the increase with the remaining increase due primarily to normal additions to utility plant. The increase of $7.2 million in 2003 compared to 2002 is also due to normal additions to utility plant. In addition to the NOx scrubbers placed into service in 2004, other significant expenditures included upgrades of electric facilities subjected to storm damage, construction of a new substation, and a new transmission main. Upgrades implemented in 2002 and 2003 now included in annual depreciation expense include a gas-fired peaker unit, expenditures for implementing a choice program for Ohio gas customers, customer system upgrades, and other upgrades to existing transmission and distribution facilities.

Taxes Other Than Income Taxes
Taxes other than income taxes increased $1.6 million in 2004 compared to 2003 and $5.9 million in 2003 compared to 2002. Almost all of the 2004 increase and $4.5 million of the 2003 increase corresponds with increased collections of utility receipts and excise taxes due to higher revenues. The remaining 2003 increase results principally from higher property taxes.

Utility Group Other Income (Expense)

Total other income (expense)-net increased $1.1 million during 2004 compared to 2003 and decreased $1.0 million during 2003 compared to 2002. Lower amounts of AFUDC were recorded in 2004 as NOx expenditures were placed in service. Fiscal year 2003 includes operating losses and the write-off of investments in an entity that processes fly ash, totaling $4.2 million. In 2002, the Company recognized losses associated with those investments totaling $1.5 million.

Utility Group Interest Expense

In the second half of 2003, the Company completed permanent financing transactions in which approximately $366 million in equity, debt, and hedging net proceeds were received and used to retire higher coupon long-term debt and other short term borrowings. The changes in interest expense in 2004 and 2003 reflect the full impact of that transaction.

Utility Group Income Taxes

For the year ended December 31, 2004, income taxes were relatively consistent with 2003 with decreased earnings offset by a slightly higher effective rate. An increase in the Indiana state income tax rate from 4.5% to 8.5% was the primary reason for increased tax expense in 2003 compared to 2002.

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

Clean Air Act

NOx SIP Call Matter
The Company has taken steps to comply with Indiana's State Implementation Plan
(SIP) of the Clean Air Act (the Act). These steps include installing Selective Catalytic Reduction (SCR) systems at Culley Generating Station Unit 3 (Culley), Warrick Generating Station Unit 4, and A.B. Brown Generating Station Units 1 and
2. SCR systems reduce flue gas NOx emissions to atmospheric nitrogen and water using ammonia in a chemical reaction. This technology is known to currently be the most effective method of reducing nitrogen oxide (NOx) emissions where high removal efficiencies are required.

The IURC has issued orders that approve:
o the Company's project to achieve environmental compliance by investing in clean coal technology;
o a total capital cost investment for this project up to $244 million (excluding AFUDC), subject to periodic review of the actual costs incurred;
o a mechanism whereby, prior to an electric base rate case, the Company may recover through a rider that is updated every six months, an 8% return on its weighted capital costs for the project; and
o ongoing recovery of operating costs, including depreciation and purchased emission allowances, related to the clean coal technology once the facility is placed into service.

Based on the level of system-wide emissions reductions required and the control technology utilized to achieve the reductions, the current estimated construction cost is consistent with amounts approved in the IURC's orders. Through December 31, 2004, $238 million has been expended, and three of the four SCR's are operational. Once all equipment is installed and operational, related annual operating expenses, including depreciation expense, are estimated to be between $24 million and $27 million. The Company is recovering the operational costs associated with the SCR's and related technology. The 8% return on capital investment approximates the return authorized in the Company's last electric rate case in 1995 and includes a return on equity.

The Company has achieved timely compliance through the reduction of the Company's overall NOx emissions to levels compliant with Indiana's NOx emissions budget allotted by the USEPA. Therefore, the Company has recorded no accrual for potential penalties that may result from noncompliance.

Culley Generating Station Litigation
During 2003, the U.S. District Court for the Southern District of Indiana entered a consent decree among SIGECO, the Department of Justice (DOJ), and the USEPA that resolved a lawsuit originally brought by the USEPA against SIGECO. The lawsuit alleged violations of the Clean Air Act by SIGECO at its Culley Generating Station for (1) making modifications to generating station without obtaining required permits, (2) making major modifications to the generating station without installing the best available emission control technology, and
(3) failing to notify the USEPA of the modifications.

Under the terms of the agreement, the DOJ and USEPA agreed to drop all challenges of past maintenance and repair activities at the Culley Generating Station. In reaching the agreement, SIGECO did not admit to any allegations in the government's complaint, and SIGECO continues to believe that it acted in accordance with applicable regulations and conducted only routine maintenance on the units. SIGECO entered into this agreement to further its continued commitment to improve air quality and avoid the cost and uncertainties of litigation.

Under the agreement, SIGECO committed to
o either repower Culley Unit 1 (50 MW) with natural gas and equip it with SCR control technology for further reduction of nitrogen oxide, or cease operation of the unit by December 31, 2006;
o operate the existing SCR control technology recently installed on Culley Unit 3 (287 MW) year round at a lower emission rate than that currently required under the NOx SIP Call, resulting in further nitrogen oxide reductions;
o enhance the efficiency of the existing scrubber at Culley Units 2 and 3 for additional removal of sulphur dioxide emissions;
o install a baghouse for further particulate matter reductions at Culley Unit 3 by June 30, 2007;
o conduct a Sulphuric Acid Reduction Demonstration Project as an environmental mitigation project designed to demonstrate an advance in pollution control technology for the reduction of sulfate emissions; and
o    pay a $600,000 civil penalty.

The Company notified the USEPA of its intention to shut down Culley Unit 1 effective December 31, 2006. The Company does not believe that implementation of the settlement will have a material effect to its results from operations or financial condition. The $600,000 civil penalty was expensed and paid during 2003 and is reflected in Other-net.

Information Request
On January 23, 2001, SIGECO received an information request from the USEPA under
Section 114 of the Clean Air Act for historical operational information on the Warrick and A.B. Brown generating stations. SIGECO has provided all information requested with the most recent correspondence provided on March 26, 2001.

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

Jacobsville Superfund Site

On July 22, 2004, the USEPA listed the Jacobsville Neighborhood Soil Contamination site in Evansville, Indiana, on the National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). The USEPA has identified four sources of historic lead contamination. These four sources shut down manufacturing operations years ago. When drawing up the boundaries for the listing, the USEPA included a 250 acre block of properties surrounding the Jacobsville neighborhood, including Vectren's Wagner Operations Center. Vectren's property has not been named as a source of the lead contamination, nor does the USEPA's soil testing to date indicate that the Vectren property contains lead contaminated soils. Vectren's own soil testing, completed during the construction of the Operations Center, did not indicate that the Vectren property contains lead contaminated soils. At this time, Vectren anticipates only additional soil testing, if required by the USEPA.

 Rate and Regulatory Matters

Gas and electric operations with regard to retail rates and charges, terms of service, accounting matters, issuance of securities, and certain other operational matters specific to its Indiana customers are regulated by the IURC. The retail gas operations of the Ohio operations are subject to regulation by the PUCO.

All metered gas rates in Indiana contain a gas cost adjustment (GCA) clause, and all metered gas rates in Ohio contain a gas cost recovery (GCR) clause. GCA and GCR clauses allow the Company to charge for changes in the cost of purchased gas. Metered electric rates contain a fuel adjustment clause (FAC) that allows for adjustment in charges for electric energy to reflect changes in the cost of fuel. The net energy cost of purchased power, subject to an agreed upon benchmark, is also recovered through regulatory proceedings. Rate structures in the Company's territories do not include weather normalization-type clauses that authorize the utility to recover gross margin on sales established in its last general rate case, regardless of actual weather patterns.

GCA, GCR, and FAC procedures involve periodic filings and IURC and PUCO hearings to establish the amount of price adjustments for a designated future period. The procedures also provide for inclusion in later periods of any variances between the estimated cost of gas, cost of fuel, and net energy cost of purchased power and actual costs incurred. The Company records any under-or-over-recovery resulting from gas and fuel adjustment clauses each month in margin. A corresponding asset or liability is recorded until the under-or-over-recovery is billed or refunded to utility customers.

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

SIGECO and Indiana Gas Base Rate Settlements
On June 30, 2004, the IURC approved a $5.7 million base rate increase for SIGECO's gas distribution business, and on November 30, 2004, approved a $24 million base rate increase for Indiana Gas' gas distribution business. The new rate designs include a larger service charge, which is intended to address to some extent earnings volatility related to weather. The base rate change in SIGECO's service territory was implemented on July 1, 2004, resulting in additional 2004 revenues of $2.5 million. The base rate change in Indiana Gas' service territory was implemented on December 1, 2004, resulting in additional 2004 revenues of $2.2 million.

The orders also permit SIGECO and Indiana Gas to recover the on-going costs to comply with the federal Pipeline Safety Improvement Act of 2002. The Pipeline Safety Improvement Tracker provides for the recovery of incremental non-capital dollars, capped at $750,000 the first year and $500,000 thereafter for SIGECO and $2.5 million per year for Indiana Gas. Any costs incurred in excess of these annual caps are to be deferred for future recovery.

VEDO Pending Base Rate Increase Settlement
On February 4, 2005, the Company filed with the PUCO a settlement agreement that had been entered into with several parties, including the PUCO staff, in its base rate case. The Ohio Office of the Consumer Counselor (OCC) is opposing the settlement. Earlier in 2004 VEDO had filed with the PUCO a request to adjust its base rates and charges for its gas distribution business serving more than 315,000 customers located in west central Ohio. The settlement provides for a $15.7 million increase in VEDO's base distribution rates to cover the ongoing costs of operating, maintaining, and expanding the approximately 5,200-mile distribution system. The settlement increase includes $1.1 million of funding for weatherization and conservation programs for low income customers. Evidentiary hearings were completed in the case on February 9, 2005. Review and approval by the PUCO is necessary before the settlement is effective. The proposed new rate design includes a larger service charge, which will address, to some extent, earnings volatility related to weather. The settlement also permits VEDO the annual recovery of on-going costs associated with the Pipeline Safety Improvement Act of 2002. Based upon the PUCO's actions in other proceedings, the Company would expect an order near the end of the first quarter of 2005.


Ohio Uncollectible Accounts Expense Tracker
On December 17, 2003, the PUCO approved a request by VEDO and several other regulated Ohio gas utilities to establish a mechanism to recover uncollectible account expense outside of base rates. The tariff mechanism establishes an automatic adjustment procedure to track and recover these costs instead of providing the recovery of the historic amount in base rates. Through this order, VEDO received authority to defer its 2003 uncollectible accounts expense to the extent it differs from the level included in base rates. The Company estimated the difference to approximate $4 million in excess of that included in base rates, and reversed and deferred that amount for future recovery. In 2004, the Company recorded revenues of $3.3 million which is equal to the level of uncollectible accounts expense recognized for Ohio residential customers.

Gas Cost Recovery (GCR) Audit Proceedings
There is an Ohio requirement that Ohio gas utilities undergo a biannual audit of their gas acquisition practices in connection with the gas cost recovery (GCR) mechanism. In the case of VEDO, a two-year audit period ended in November 2002. That audit period provided the PUCO staff its initial review of the portfolio administration arrangement between VEDO and ProLiance. The external auditor retained by the PUCO staff submitted an audit report in the fall of 2003 wherein it recommended a disallowance of approximately $7 million of previously recovered gas costs. The Company believes a large portion of the third party auditor recommendations is without merit. A hearing has been held, and the PUCO staff has recommended a $6.1 million disallowance. The Ohio Consumer Counselor has recommended an $11.5 million disallowance. For this PUCO audit period, any disallowance relating to the Company's ProLiance arrangement will be shared by the Company's joint venture partner. Based on a review of the matters, the Company has recorded $1.1 million for its estimated share of a potential disallowance. A PUCO decision on this matter is yet to be issued. The Company is also unable to determine the effects that a PUCO decision for the audit period ended in November 2002 may have on results in audit periods beginning after November 2002.

Other Operating Matters

MISO

The FERC approved the Midwest Independent System Operator (MISO) as the nation's first regional transmission organization. Regional transmission organizations place public utility transmission facilities in a region under common control. The MISO is committed to reliability, the nondiscriminatory operation of the bulk power transmission system, and to working with all stakeholders to create cost-effective and innovative solutions. The Carmel, Indiana, based MISO began operations in December 2001 and serves the electrical transmission needs of much of the Midwest. In December 2001, the IURC approved the Company's request for authority to transfer operational control over its electric transmission facilities to the MISO. That transfer occurred on February 1, 2002. Pursuant to an order from the IURC, certain MISO costs have been deferred for future recovery.

During 2004, SIGECO together with three other Indiana electric utilities filed a proceeding with the IURC seeking to recover the anticipated costs associated with MISO's implementation of the "Day 2 energy market" on April 1, 2005. A hearing considering this request occurred in February, 2005.

As a result of MISO's operational control over much of the Midwestern electric transmission grid, including SIGECO's transmission facilities, SIGECO's continued ability to import power, when necessary, and export power to the wholesale market has been, and may continue to be, impacted. Given the nature of MISO's policies regarding use of transmission facilities, as well as ongoing FERC initiatives and uncertainties around the "Day 2 energy market" operations, it is difficult to predict near term operational impacts. However, as stated above, it is believed that MISO's regional operation of the transmission system will ultimately lead to reliability improvements.

The potential need to expend capital for improvements to the transmission system, both to SIGECO's facilities as well as to those facilities of adjacent utilities, over the next several years will become more predictable as MISO completes studies related to regional transmission planning and improvements. Such expenditures may be significant.

United States Securities and Exchange Commission Inquiry into PUCHA Exemption

In July 2004, the Company received a letter from the SEC regarding its exempt status under the Public Utility Holding Company Act of 1935 (PUHCA). The letter asserts that Vectren's out of state electric power sales exceed the amount previously determined by the SEC to be acceptable in order to qualify for the exemption. There is pending a request by Vectren for an order of exemption under
Section 3(a)(1) of PUHCA. Vectren also claims the benefit of the exemption pursuant to Rule 2 under Section 3(a)(1) of PUHCA by filing an annual statement on SEC Form U-3A-2. The Company has responded to the SEC inquiry and filed an amended Form U-3A-2 for the year ended December 31, 2003. The amendment changed the method of aggregating wholesale power sales and purchases outside of Indiana from that previously reported. The new method is to aggregate by delivery point. The amendment also submitted clarifications as to activity outside of Indiana related to gas utility operations.

                 Results of Operations of the Nonregulated Group

The Nonregulated Group is comprised of four primary business areas: Energy Marketing and Services, Coal Mining, Utility Infrastructure Services, and Broadband. Energy Marketing and Services markets and supplies natural gas and provides energy management services, including energy performance contracting services. Coal Mining mines and sells coal and generates IRS Code Section 29 investment tax credits relating to the production of coal-based synthetic fuels. Utility Infrastructure Services provides underground construction and repair, facilities locating, and meter reading services. Broadband has investments in broadband communication services such as analog and digital cable television, high-speed internet and data services, and advanced local and long distance phone services. In addition, the Nonregulated Group has other businesses that invest in energy-related opportunities, real estate, and leveraged leases, among other activities. The Nonregulated Group supports the Company's regulated utilities pursuant to service contracts by providing natural gas supply services, coal, utility infrastructure services, and other services. Corporate expenses are allocated to each business area. The results of operations of the Nonregulated Group for the years ended December 31, 2004, 2003, and 2002, follow:

                                               Year Ended December 31,
--------------------------------------------------------------------------------
(In millions, except per share amounts)       2004      2003       2002
--------------------------------------------------------------------------------
NET INCOME                                   $ 26.4    $ 27.6     $ 19.0
================================================================================
--------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE                     $ 0.35    $ 0.39     $ 0.28
================================================================================
NET INCOME ATTRIBUTED TO:
   Energy Marketing & Services               $ 16.6    $ 15.3     $ 12.1
   Coal Mining                                 12.5      13.0       11.5
   Utility Infrastructure                       1.8      (0.9)      (1.2)
   Broadband                                   (3.2)     (1.1)       0.3
   Other Businesses                            (1.3)      1.3       (3.7)

Nonregulated earnings for the year ended December 31, 2004, were $26.4 million compared to $27.6 million in 2003 and $19.0 million in 2002. The Company's three core nonregulated businesses, Energy Marketing and Services, Coal Mining, and Utility Infrastructure Services, contributed $30.9 million in 2004, compared to $27.4 million in 2003 and $22.4 million in 2002. The 2004 results reflect $6.0 million in after tax charges related to the write-down of the Company's broadband businesses. Those charges were partially offset by net gains from the Company's investment in Haddington Energy Partners. Earnings in 2003 reflect after tax gains from the divesture of businesses and investments totaling $2.6 million after tax.

Energy Marketing & Services

Energy Marketing and Services is comprised of the Company's gas marketing operations, performance contracting operations, and retail gas supply operations.

Gas marketing operations are performed through the Company's investment in ProLiance Energy LLC (ProLiance), a nonregulated energy marketing affiliate of Vectren and Citizens Gas and Coke Utility (Citizens Gas). ProLiance's primary businesses include gas marketing, gas portfolio optimization, and other portfolio and energy management services. ProLiance's primary customers include Vectren's utilities and nonregulated gas supply operations as well as Citizen's Gas and other large end-use customers. As part of a settlement agreement approved by the IURC during July 2002, the gas supply agreements with Indiana Gas and SIGECO, were approved and extended through March 31, 2007. The utilities may decide to conduct a "request for proposal" (RFP) for a new supply administrator, or they may decide to make an alternative proposal for procurement of gas supply. That decision will be made by December 2005. To the extent an RFP is conducted, ProLiance has the opportunity, if it so elects, to participate in the RFP process for service to the utilities after March 31, 2007.

In June 2002, the integration of Vectren's wholly owned gas marketing subsidiary, SIGCORP Energy Services, LLC (SES), with ProLiance was completed. SES provided natural gas and related services to SIGECO and others prior to the integration. In exchange for the contribution of SES' net assets totaling $19.2 million, Vectren's allocable share of ProLiance's profits and losses increased to 61%, consistent with Vectren's new ownership percentage. The transfer of net assets was accounted for at book value, consistent with joint venture accounting, and did not result in any gain or loss. Governance and voting rights remain at 50% for each member; and therefore, Vectren continues to account for its investment in ProLiance using the equity method of accounting.

Energy Systems Group, LLC (ESG) provides energy performance contracting and facility upgrades through its design and installation of energy-efficient equipment throughout the Midwest. ESG acquired Progress Energy Solutions during 2004, expanding its operations throughout the Southeast and Mid-Atlantic United States. Prior to April 2003, ESG was a consolidated venture between the Company and Citizens Gas with the Company owning two-thirds. In April 2003, the Company purchased the remaining interest in ESG.

Vectren Retail, LLC (d/b/a Vectren Source) provides natural gas and other related products and services in Ohio and Indiana, serving just over 100,000 customers opting for choice among energy providers. In 2004, Vectren Source was certified by the Georgia Public Service Commission and has begun initial marketing efforts in the Atlanta Gas Light Company service territory.

Net income generated by Energy Marketing and Services for the year ended December 31, 2004, was $16.6 million compared to $15.3 million in 2003 and $12.1 million in 2002. Throughout the periods presented, gas marketing operations, performed through ProLiance, provided the primary earnings contribution, totaling $15.4 million in 2004 and in 2003 and $14.6 million in 2002. While earnings remained relatively consistent in 2004 compared to 2003, ProLiance experienced increased earnings primarily related to asset optimization from storage activities as a result of significant price volatility. However, those increases were offset by the reserve established for the contingency described below. The 2003 increase over 2002 was principally attributable to increased storage capacity coupled with more volatile gas prices.

Earnings growth has also been impacted by Vectren Source's operations. Vectren Source, a start up operation, operated at a planned loss of $0.4 million, in 2004, as compared to a loss of $1.9 million in 2003 and $2.6 million in 2002. Vectren Source has expanded its customer base and has increased margins per unit of throughput.

Earnings from performance contracting operations, performed through ESG, contributed earnings of $2.8 million in 2004 nearly matching last year's contribution of $3.0 million. Earnings in 2002 were $0.7 million. The $2.3 million increase in 2003 compared to 2002 is due primarily to higher margins and working from a higher construction backlog at the end of 2002 as well as increased ownership as of April 2003.

ProLiance Contingency

In 2002, a lawsuit was filed in the United States District Court for the Northern District of Alabama filed by the City of Huntsville, Alabama d/b/a Huntsville Utilities, Inc. (Huntsville Utilities) against ProLiance. Huntsville Utilities asserted claims based on alleged breach of contract with respect to provision of portfolio services and/or pricing advice, fraud, fraudulent inducement, and other theories, including conversion and violations under Racketeering, Influenced and Corrupt Organizations Act (RICO). These claims related generally to: (1) alleged breach of contract in providing advice and/or administering portfolio arrangements; (2) alleged promises to provide gas at a below-market rate; (3) the creation and repayment of a "winter levelizing program" instituted by ProLiance in conjunction with the Manager of Huntsville's Gas Utility, to allow Huntsville Utilities to pay its gas bills from the winter of 2000-2001 over an extended period of time coupled with the alleged ignorance about the program on the part of Huntsville Utilities' Gas Board and other management, and; (4) the sale of Huntsville Utilities' gas storage supplies to repay the balance owed on the winter levelizing program and the alleged lack of authority of Huntsville Utilities' gas manager to approve those sales.

In early 2005, a jury trial was commenced and on February 10, 2005, the jury returned a verdict largely in favor of Huntsville Utilities and awarded Huntsville Utilities compensatory damages of $8.2 million and punitive damages of $25.0 million. The jury rejected Huntsville Utilities' claim of conversion. The jury also rejected ProLiance's counter claim for payment. The amounts due from Huntsville Utilities were fully reserved by ProLiance in 2003. Huntsville Utilities claims that all or a portion of the compensatory damages may be subject to trebling under applicable Federal statutes. The court may also assess attorney's fees and costs in favor of Huntsville Utilities. If the Court applies trebling and awards attorney fees, the entire award could approach $55 million. Several matters are still pending at the trial court, including efforts by ProLiance to reduce the amount of the verdict. ProLiance will file post judgment motions to reduce and to set aside the verdict. The court may issue its final rulings on the verdict and related motions by April or May. Depending on the outcome, ProLiance would appeal the judgment of the trial court. ProLiance management believes that there are reasonable grounds to set aside or reduce the verdict and reasonable grounds for appeal which offer a basis for reversal of the entire verdict. While it is reasonably possible that a liability has been incurred by ProLiance, it is not possible to predict the ultimate outcome of an appeal of the verdict. ProLiance has recorded a reserve of $3.9 million as of December 31, 2004, reflective of their assessment of the lower end of the range of possible outcomes in the case and inclusive of estimated ongoing litigation costs.

As an equity investor in ProLiance, the Company has reflected its share of the charge, or $1.4 million after tax, in its 2004 results. It is not expected that an unfavorable outcome on appeal will have a material adverse effect on the Company's consolidated financial position or its liquidity, but an unfavorable outcome could be material to the Company's earnings.


Coal Mining

The Coal Mining group mines and sells coal to the Company's utility operations and to third parties through its wholly owned subsidiary Vectren Fuels, Inc. (Fuels). The Coal Mining Group also generates IRS Code Section 29 tax credits relating to the production of coal-based synthetic fuels through its 8.3% ownership interest in Pace Carbon Synfuels, LP (Pace Carbon). Pace Carbon developed, owns, and operates four projects to produce and sell coal-based synthetic fuel (synfuel) utilizing Covol technology. Vectren accounts for its investment in Pace Carbon using the equity method. In addition, Fuels receives synfuel-related fees from synfuel producers unrelated to Pace Carbon for a portion of its coal production.

Coal Mining net income for the year ended December 31, 2004, was $12.5 million, as compared to $13.0 million in 2003, and $11.5 million in 2002. Synfuel-related results, which include earnings from Pace Carbon and synfuel processing fees earned by Fuels, were $12.1 million in 2004, $13.3 million in 2003, and $8.5 million in 2002. The 2004 decrease reflects lower production of synthetic fuel produced by Pace Carbon due to feedstock problems at one of their four plants. The underperforming plant was relocated and began production in January 2005. The 2003 increase is due to greater production of synthetic fuel by Pace Carbon. The production of synthetic fuel generates Section 29 tax credits that are utilized by the Company, reducing income tax expense in those years. Earnings from Mining operations were $0.4 million in 2004 compared to a loss of $0.3 million in 2003 and earnings of $3.0 million in 2002. Increased earnings in 2004 were due primarily to improved production and market pricing which were partially offset by weather conditions and increased commodity costs, such as steel, explosives and diesel fuel. In 2003, mining operations experienced decreased yields due to poor mining conditions and increased mine development cost amortization compared to 2002.

IRS Section 29 Tax Credit Recent Developments

Under Section 29 of the Internal Revenue Code, manufacturers of synthetic fuel such as Pace Carbon receive a tax credit for every ton of synthetic fuel sold. To qualify for the credits, the synthetic fuel must meet three primary conditions: 1) there must be a significant chemical change in the coal feedstock, 2) the product must be sold to an unrelated person, and 3) the production facility must have been placed in service before July 1, 1998.

In past rulings, the Internal Revenue Service (IRS) has concluded that the synthetic fuel produced at the Pace Carbon facilities should qualify for Section 29 tax credits. The IRS issued a private letter ruling with respect to the four projects on November 11, 1997, and subsequently issued an updated private letter ruling on September 23, 2002. As a partner in Pace Carbon, Vectren has reflected
Section 29 tax credits in its consolidated results through December 31, 2004, of approximately $56.2 million. To date, Vectren has been in a position to fully recognize the credits generated.

During June 2001, the IRS began a tax audit of Pace Carbon for the 1998 tax year and later expanded the audit to include tax years 1999, 2000, and 2001. In May 2004, the IRS completed its audit of the 1998 to 2001 tax returns of Pace Carbon requesting only minor modifications to previously filed returns. There were no changes to any of the filed Section 29 tax credit calculations. The Permanent Subcommittee on Investigations of the U.S. Senate's Committee on Governmental Affairs, however, has an ongoing investigation related to Section 29 tax credits.

Vectren believes it is justified in its reliance on the private letter rulings and recent IRS audit results for the Pace Carbon facilities. Therefore, the Company will continue to recognize Section 29 tax credits as they are earned until there is either a change in the tax code or the IRS' interpretation of that tax code.

Further, Section 29 tax credits are only available when the price of oil is less than a base price specified by the tax code, as adjusted for inflation. The Company does not believe that credits realized in 2004 and prior years will be affected by the limitation, but an average annual price in excess of the mid $50 per barrel range, as priced at the wellhead, could limit Section 29 tax credits in 2005 and beyond. In January 2005, the Company executed an insurance arrangement that partially limits the Company's exposure if a limitation on the availability of tax credits were to occur in 2005 and/or 2006 due to oil prices.

Utility Infrastructure Services

Utility Infrastructure Services provides underground construction and repair to gas, water, and telecommunications companies primarily through its investment in Reliant Services, LLC (Reliant) and Reliant's 100% ownership in Miller Pipeline. Reliant is a 50% owned strategic alliance with an affiliate of Cinergy Corp. and is accounted for using the equity method of accounting. Infrastructure's operations achieved annual earnings in 2004 totaling $1.8 million, compared to a loss of $0.9 million in 2003 and $1.2 million in 2002. The $2.7 million improvement in 2004 was primarily driven by better pricing and increases in utility and municipal waste water construction and repair spending during 2004, along with productivity improvements. In the first half of 2003 and throughout all 2002, results were affected by cutbacks of underground construction and repair projects by gas distribution customers. In the second half of 2003, Miller returned to profitability due to an increase in construction and repair projects as utilities began to return to historical expenditure levels.

Broadband and Other Businesses

The Company has an approximate 2% equity interest and a convertible subordinated debt investment in Utilicom Networks, LLC (Utilicom) that if converted bring the Company's ownership interest up to 16%. The Company also has an approximate 19% equity interest in SIGECOM Holdings, Inc., which was formed by Utilicom to hold interests in SIGECOM, LLC (SIGECOM). SIGECOM provides broadband services, such as cable television, high-speed internet, and advanced local and long distance phone services, to over 28,000 customers, averaging over 3 revenue generating units per customer, in the greater Evansville, Indiana. SIGECOM's operations are cash flow positive and have not required any further investment since May 2002.

Other Utilicom-related subsidiaries also owned franchising agreements to provide broadband services to the greater Indianapolis, Indiana and Dayton, Ohio markets. In 2004, the build out of these markets was further evaluated, and the Company concluded that it was unlikely it would make additional investments in those markets. As a result, the Company recorded charges totaling $6.0 million, or $3.6 million after-tax, to write-off investments made in the Indianapolis and Dayton markets and to write down its investment in SIGECOM. The year ended December 31, 2003, also includes a $1.2 million after tax loss resulting from the sale of a small broadband operation located in Indianapolis.

The Other Businesses group includes a variety of wholly owned operations and investments that invest in energy-related opportunities, real estate, and leveraged leases, among other investments. For the year ended December 31, 2004, the Other Businesses Group reported $1.3 million in losses, as compared to earnings of $1.3 million in 2003 and losses of $3.7 million in 2002.

As part of the Company's decision to no longer expand its broadband-related operations, the Company ceased operations of Vectren Communications Services, Inc. (VCS), a municipal broadband consulting business, during the second quarter of 2004. This decision resulted in losses of $2.4 million after tax due primarily to inventory write downs, cessation charges, and other costs. VCS' total loss for 2004 was $2.6 million, as compared to losses of $1.8 million in 2003 and $2.8 million in 2002.

The Haddington Energy Partnerships are equity method investments that invest in energy-related ventures. During 2004, these partnerships sold their investments in SAGO Energy, LP, (SAGO) for cash. The Company recognized its portion of the after tax gain totaling $5.3 million. These earnings were partially offset by Haddington's write-down of Nations Energy Holdings, of which Vectren's portion was $3.5 million after tax. In total, earnings from Haddington for the year ended December 31, 2004, are $2.0 million compared to a loss of $0.6 million in 2003, and break even results in 2002.

The Other Businesses group 2003 results include $3.8 million in after tax gains from the sale of debt collection and supply chain management subsidiaries and the sale of an investment in a company that provides real-time power plant and transmission line status information.

In total, Broadband and Other Businesses reported combined charges of $6.0 million after tax in 2004 to write down its broadband-related investments. Net increases in 2004 from Haddington's results of $2.6 million were comparable to net gains recognized in 2003 from the sale of various subsidiaries and investments.

                 Impact of Recently Issued Accounting Guidance

SFAS 123 (revised 2004)
In December 2004, the FASB issued Statement 123 (revised 2004), "Share-Based Payments" (SFAS 123R) that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS 123R replaces FASB Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." The effective date of SFAS 123R for the Company is July 1, 2005. SFAS 123R provides for multiple transition methods, and the Company is still evaluating potential methods for adoption. The adoption of this standard is not expected to have any material effect on the Company's operating results or financial condition.

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

As noted in the Broadband discussion above, the Company incurred an other-than-temporary impairment charge associated with its cost method investment in SIGECOM, LLC, during 2004. While the Company currently believes that the book value of that investment approximates fair value, further changes in estimated fair value may occur.

                          Critical Accounting Policies

Management is required to make judgments, assumptions, and estimates that affect the amounts reported in the consolidated financial statements and the related disclosures that conform to accounting principles generally accepted in the United States. Note 2 to the consolidated financial statements describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. Certain estimates used in the financial statements are subjective and use variables that require judgment. These include the estimates to perform goodwill and other asset impairments tests and to determine pension and postretirement benefit obligations. The Company makes other estimates in the course of accounting for unbilled revenue and the effects of regulation that are critical to the Company's financial results but that are less likely to be impacted by near term changes. Other estimates that significantly affect the Company's results, but are not necessarily critical to operations, include depreciating utility and non-utility plant, valuating of derivative contracts, and estimating uncollectible accounts, among others. Actual results could differ from these estimates.

Impairment Review of Investments

The Company has investments in notes receivable, entities accounted for using the cost method of accounting, and entities accounted for using the equity method of accounting. When events occur that may cause one of these investments to be impaired, the Company performs an impairment analysis. An impairment analysis of notes receivable usually involves the comparison of the investment's estimated free cash flows to the stated terms of the note, or for notes that are collateral dependent, a comparison of the collateral's fair value to the carrying amount of the note. An impairment analysis of cost method and equity method investments involves comparison of the investment's estimated fair value to its carrying amount. Fair value is estimated using market comparisons, appraisals, and/or discounted cash flow analyses. Calculating free cash flows and fair value using the above methods is subjective and requires judgment concerning growth assumptions, longevity of cash flows, and discount rates (for fair value calculations).

During 2004, the Company performed an impairment analysis on its Utilicom-related investments. The Company used free cash flow analyses to estimate fair value for the cost method portion of the Utilicom investment and recoverability of the related notes receivable. An impairment charge totaling $6.0 million was recorded as a result of the analysis. A 10% increase in the discount rate assumption utilized to calculate Utilicom's fair value would have resulted in an estimated additional $2 million impairment charge to the cost method investment and no additional impairment charge to the notes receivable.

Impairment tests on other investments were also conducted using appraisals and discounted cash flow models to estimate fair value. No impairment charges resulted from these analyses in 2002 and a $3.9 million write-off of investments in an entity that processes fly ash resulted in 2003. For the other impairment tests performed during 2002, a 10% adverse change in the calculated or appraised fair value of collateral or a 100 basis point adverse change in the discount rate used to estimate fair value would have resulted in an approximate $3 million impairment charge. A 10% adverse change of such factors would not have affected the 2003 write-off.

Goodwill

Pursuant to SFAS No. 142, the Company performs an impairment analysis of its goodwill, almost all of which resides in the Gas Utility Services operating segment, annually, at the beginning of each year, and more frequently if events or circumstances indicate that an impairment loss may have been incurred. Impairment tests are performed at the reporting unit level which the Company has determined to be consistent with its Gas Utility Services operating segment as identified in Note 16 to the consolidated financial statements. An impairment test performed in accordance with SFAS 142 requires that a reporting unit's fair value be estimated. The Company used a discounted cash flow model to estimate the fair value of its Gas Utility Services operating segment, and that estimated fair value was compared to its carrying amount, including goodwill. The estimated fair value was in excess of the carrying amount in 2004, 2003, and 2002 and therefore resulted in no impairment.

Estimating fair value using a discounted cash flow model is subjective and requires significant judgment in applying a discount rate, growth assumptions, company expense allocations, and longevity of cash flows. A 100 basis point increase in the discount rate utilized to calculate the Gas Utility Services segment's fair value also would have resulted in no impairment charge.

Pension and Other Postretirement Obligations

The Company estimates the expected return on plan assets, discount rate, rate of compensation increase, and future health care costs, among other things, and relies on actuarial estimates to assess the future potential liability and funding requirements of the Company's pension and postretirement plans. The Company annually measures its obligations on September 30. The Company used the following weighted average assumptions to develop 2004 periodic benefit cost: a discount rate of 6.0%, an expected return on plan assets of 8.5%, a rate of compensation increase of 3.5%, and a health care cost trend rate of 10% in 2004 declining to 5% in 2009. During 2004, the Company reduced the discount rate by 25 basis points to value 2004 ending pension and postretirement obligations due to a decline in benchmark interest rates. In addition, the Company reduced its 2005 expected return on plan assets 25 basis points from that used to estimate 2004 expense due to lower investment returns and changes in the economic outlook for equity returns. Pension and postretirement periodic cost has increased from approximately $13 million in 2002 to over $16 million in 2004. Preliminary estimates of 2005 periodic cost approximated $18 million. In January 2005, the Company announced the amendment of certain postretirement benefit plans, effective January 1, 2006. The amendment will result in an estimated $3 million annual decrease in periodic cost, a portion of which will be recognized in 2005, reducing those preliminary estimates. Two of the unions that represent bargaining employees at the Company's regulated subsidiaries have advised the Company that it is their position that these changes are not permitted under the existing collective bargaining agreements which govern the relationship between the employees and the affected subsidiaries. With assistance from legal counsel, management has analyzed the unions' position and continues to believe that the Company has reserved the right to amend the affected plans and that changing these benefits for retirees is not a mandatory subject of bargaining. Future changes in health care costs, work force demographics, interest rates, or plan changes could significantly affect the estimated cost of these future benefits.

For the year ended December 31, 2004, a one percentage point adverse change in the assumed health care cost trend rate for the postretirement health care plans would have decreased pre-tax income by approximately $0.6 million and would have increased the postretirement liability by approximately $7.6 million. Management estimates that a 50 basis point reduction in the expected return on plan assets would have increased 2004 periodic benefit cost by approximately $0.8 million.

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

                               Financial Condition

Within Vectren's consolidated group, VUHI funds the short-term and long-term financing needs of the Utility Group operations, and Vectren Capital Corp (Vectren Capital) funds short-term and long-term financing needs of the Nonregulated Group and corporate operations. Vectren Corporation guarantees Vectren Capital's debt, but does not guarantee VUHI's debt. Vectren Capital's long-term and short-term obligations outstanding at December 31, 2004, totaled $113.0 million and $104.0 million, respectively. VUHI's outstanding long-term and short-term borrowing arrangements are jointly and severally guaranteed by Indiana Gas, SIGECO, and VEDO. VUHI's long-term and short-term obligations outstanding at December 31, 2004, totaled $550.0 million and $308.0 million, respectively. Additionally, prior to VUHI's formation, Indiana Gas and SIGECO funded their operations separately, and therefore, have long-term debt outstanding funded solely by their operations.

The Company's common stock dividends are primarily funded by utility operations. Nonregulated operations have demonstrated sustained profitability, and the ability to generate cash flows. These cash flows are primarily reinvested in other nonregulated ventures, but are also used to fund a portion of the Company's dividends, and from time to time may be reinvested in utility operations or used for corporate expenses.

VUHI's and Indiana Gas' credit ratings on outstanding senior unsecured debt at December 31, 2004, are A-/Baa1 as rated by Standard and Poor's Ratings Services (Standard and Poor's) and Moody's Investors Service (Moody's), respectively. SIGECO's credit ratings on outstanding senior unsecured debt are BBB+/Baa1. SIGECO's credit ratings on outstanding secured debt are A-/A3. VUHI's commercial paper has a credit rating of A-2/P-2. Vectren Capital's senior unsecured debt is rated BBB+/Baa2. The ratings of Moody's and Standard and Poor's are categorized as investment grade and are unchanged from December 31, 2003. Moody's current outlook is stable. During January 2005, Standard and Poor's changed its current outlook to stable from negative. A security rating is not a recommendation to buy, sell, or hold securities. The rating is subject to revision or withdrawal at any time, and each rating should be evaluated independently of any other rating. Standard and Poor's and Moody's lowest level investment grade rating is BBB- and Baa3, respectively.

The Company's consolidated equity capitalization objective is 45-55% of permanent capitalization. This objective may have varied, and will vary, depending on particular business opportunities, capital spending requirements, and seasonal factors that affect the Company's operations. The Company's equity component was 51% and 49% of permanent capitalization at December 31, 2004, and 2003, respectively. Permanent capitalization includes long-term debt, including current maturities and debt subject to tender, as well as common shareholders' equity and any outstanding preferred stock.

The Company expects the majority of its capital expenditures, investments, and debt security redemptions to be provided by internally generated funds. However, due to significant capital expenditures and expected growth in nonregulated operations, the Company may require additional permanent financing.

Sources & Uses of Liquidity

Operating Cash Flow

The Company's primary historical source of liquidity to fund working capital requirements has been cash generated from operations. Cash flow from operating activities increased $64.0 million during the year ended December 31, 2004, compared to 2003 primarily as a result of favorable changes in working capital accounts offset by decreased earnings before non-cash charges. The decreased earnings before non-cash charges result principally from lower deferred tax expense due to approximately $31.9 million in alternative minimum taxes recognized in 2004, which has reduced deferred tax expense. Operating cash flow in 2003 decreased $115.2 million compared to 2002. The primary reason for the decrease was the negative effect of higher gas prices on working capital, offset by increased earnings before non-cash charges.

Financing Cash Flow

Although working capital requirements are generally funded by cash flow from operations, the Company uses short-term borrowings to supplement working capital needs when accounts receivable balances are at their highest and gas storage is refilled. Additionally, short-term borrowings are required for capital projects and investments until they are permanently financed.

Cash flow required for financing activities of $18.3 million for the year ended December 31, 2004, includes a net increase of short-term borrowings of $139.5 million and the net retirement of $38.3 million of long-term debt. Cash flow provided by financing activities of $45.8 million for the year ended December 31, 2003, includes the effects of the permanent financing executed during the current year in which approximately $366 million in equity, debt, and hedging net proceeds were received and used to retire higher coupon long-term debt and other short term borrowings. Common stock dividends have increased over the periods presented due to the issuance of new securities and board authorized increases in the dividend rate.

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

Long-Term Debt Put & Call Provisions
Certain long-term debt issues contain put and call provisions that can be exercised on various dates before maturity. Other than those described below related to ratings triggers, the put or call provisions are not triggered by specific events, but are based upon dates stated in the note agreements, such as when notes are re-marketed. During 2004, 2003, and 2002, debt totaling $2.5 million, $0.1 million, and $5.2 million, respectively, was put to the Company. Debt that may be put to the Company within one year is classified as Long-term debt subject to tender in current liabilities.

SIGECO and Indiana Gas Debt Call
During 2004, the Company called $20.0 million of insured quarterly senior unsecured notes outstanding at Indiana Gas. The notes, originally due in 2015, were called at par.

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

Other Financing Transactions

During 2004, the Company remarketed two first mortgage bonds outstanding at SIGECO. The remarketing effort converted $32.8 million of outstanding fixed rate debt into variable rate debt where interest rates reset weekly. One bond, due in 2023, had a principal amount of $22.8 million and an interest rate of 6%. The other bond, due in 2015, had a principal amount of $10.0 million and an interest rate of 4.3%. These remarketing efforts resulted in the extinguishment and reissuance of debt at generally the same par value.

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

Other Company debt totaling $15.0 million in 2004, $18.5 million in 2003, and $6.5 million in 2002 was retired as scheduled.

Investing Cash Flow

Cash flow required for investing activities was $265.1 million in 2004, $232.7 million in 2003, and $234.6 million in 2002. Capital expenditures are the primary component of investing activities. Capital expenditures were $277.9 million in 2004 compared to $236.2 million in 2003 and $218.7 million in 2002. The increases are primarily driven by expenditures for environmental compliance. In 2004 and 2003, the increase in capital expenditures was offset by collections of notes receivable and distributions by unconsolidated affiliates.

Available Sources of Liquidity

At December, 31, 2004, the Company has $615 million of short-term borrowing capacity, including $355 million for the Utility Group and $260 million for the wholly owned Nonregulated Group and corporate operations, of which approximately $47 million is available for the Utility Group operations and approximately $156 million is available for the wholly owned Nonregulated Group and corporate operations.

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

The Company periodically issues new shares to satisfy dividend reinvestment plan and stock option plan requirements. During 2004 and 2003, these new issuances added additional liquidity of $4.5 million and $7.1 million, respectively.

Potential & Future Uses of Liquidity

Contractual Obligations

The following is a summary of contractual obligations at December 31, 2004:

-----------------------------------------------------------------------------------------------------
(In millions)                         2005      2006     2007      2008       2009      Thereafter
-----------------------------------------------------------------------------------------------------
Long-term debt (1)                  $ 38.5       $ -    $24.0       $ -       $ -        $1,007.7
Short-term debt                      412.4         -        -         -                         -
Commodity firm purchase commitments  152.1        1.4       -         -         -               -
Utility & nonutility plant purchase
commitments(2)                        20.5          -       -         -                         -
Operating leases                       5.6        4.5      3.6        1.5      0.5            1.8
Unconsolidated affiliate
investments (2) (3)                    5.5          -       -         -                         -
-------------------------------------------------------------------------------------------------------
    Total                           $634.6      $ 5.9    $27.6      $ 1.5     $0.5       $1,009.5
=======================================================================================================

(1) Certain long-term debt issues contain put and call provisions that can be exercised on various dates before maturity. These provisions allow holders to put debt back to the Company at face value or the Company to call debt at face value or at a premium. Long-term debt subject to tender during the years following 2004 (in millions) is $10.0 in 2005, zero in 2006, $20.0 in 2007, zero in 2008, $80.0 in 2009, and $40.0 thereafter.
(2)  The settlement period of these obligations is estimated.
(3) Future investments in Pace Carbon will be made to the extent Pace Carbon generates federal tax credits, with any such additional investments to be funded by these credits.

Planned Capital Expenditures & Investments

The timing and amount of capital expenditures and investments in nonregulated unconsolidated affiliates, including contractual purchase and investment commitments discussed above, for the five-year period 2005 - 2009 are estimated as follows:
--------------------------------------------------------------------------------
(In millions)                        2005      2006     2007     2008      2009
--------------------------------------------------------------------------------
Capital expenditures
   Utility Group                    $205.2    $219.4   $259.2   $251.9   $206.4
   Nonregulated Group                 17.8      20.8     18.7     35.5     22.2
--------------------------------------------------------------------------------
     Total capital expenditures     $223.0    $240.2   $277.9   $287.4   $228.6
================================================================================
Investments in unconsolidated
affiliates                          $ 74.9   $  44.6  $  41.2  $  11.1   $  6.6
================================================================================

Off Balance Sheet Arrangements

Ratings Triggers
At December 31, 2004, $113.0 million of Vectren Capital's senior unsecured notes were subject to cross-default and ratings trigger provisions that would provide that the full balance outstanding is subject to prepayment if the ratings of Indiana Gas or SIGECO declined to BBB/Baa2. In addition, accrued interest and a make whole amount based on the discounted value of the remaining payments due on the notes would also become payable. The credit rating of Indiana Gas' senior unsecured debt and SIGECO's secured debt remains one level and two levels, respectively, above the ratings trigger.

Guarantees and Letters of Credit
In the normal course of business, Vectren issues guarantees to third parties on behalf of its consolidated subsidiaries and unconsolidated affiliates. Such guarantees allow those subsidiaries and affiliates to execute transactions on more favorable terms than the subsidiary or affiliate could obtain without such a guarantee. Guarantees may include posted letters of credit, leasing guarantees, and performance guarantees. As of December 31, 2004, guarantees issued and outstanding on behalf of unconsolidated affiliates approximated $5 million. In addition, the Company has also issued a guarantee approximating $4 million related to the residual value of an operating lease that expires in 2006. Through December 31, 2004, the Company has not been called upon to satisfy any obligations pursuant to its guarantees.

Pension and Postretirement Funding Obligations

The Company believes making contributions to its qualified pension plans in the coming years will be necessary. Management currently estimates that the qualified pension plans will require Company contributions in the range of $5 million to $10 million in both 2005 and 2006. During 2004, $7.7 million in contributions were made.

                           Forward-Looking Information

A "safe harbor" for forward-looking statements is provided by the Private Securities Litigation Reform Act of 1995 (Reform Act of 1995). The Reform Act of 1995 was adopted to encourage such forward-looking statements without the threat of litigation, provided those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause the actual results to differ materially from those projected in the statement. Certain matters described in Management's Discussion and Analysis of Results of Operations and Financial Condition are forward-looking statements. Such statements are based on management's beliefs, as well as assumptions made by and information currently available to management. When used in this filing, the words "believe," "anticipate," "endeavor," "estimate," "expect," "objective," "projection," "forecast," "goal," and similar expressions are intended to identify forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause the Company's actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following:

o Factors affecting utility operations such as unusual weather conditions; catastrophic weather-related damage; unusual maintenance or repairs; unanticipated changes to fossil fuel costs; unanticipated changes to gas supply costs, or availability due to higher demand, shortages, transportation problems or other developments; environmental or pipeline incidents; transmission or distribution incidents; unanticipated changes to electric energy supply costs, or availability due to demand, shortages, transmission problems or other developments; or electric transmission or gas pipeline system constraints.
o Increased competition in the energy environment including effects of industry restructuring and unbundling.
o Regulatory factors such as unanticipated changes in rate-setting policies or procedures, recovery of investments and costs made under traditional regulation, and the frequency and timing of rate increases.
o Financial or regulatory accounting principles or policies imposed by the Financial Accounting Standards Board; the Securities and Exchange Commission; the Federal Energy Regulatory Commission; state public utility commissions; state entities which regulate electric and natural gas transmission and distribution, natural gas gathering and processing, electric power supply; and similar entities with regulatory oversight.
o Economic conditions including the effects of an economic downturn, inflation rates, commodity prices, and monetary fluctuations.
o Changing market conditions and a variety of other factors associated with physical energy and financial trading activities including, but not limited to, price, basis, credit, liquidity, volatility, capacity, interest rate, and warranty risks.
o The performance of projects undertaken by the Company's nonregulated businesses and the success of efforts to invest in and develop new opportunities, including but not limited to, the realization of Section 29 income tax credits and the Company's coal mining, gas marketing, and broadband strategies.
o Direct or indirect effects on our business, financial condition or liquidity resulting from a change in credit ratings, changes in interest rates, and/or changes in market perceptions of the utility industry and other energy-related industries.
o Employee or contractor workforce factors including changes in key executives, collective bargaining agreements with union employees, or work stoppages.
o Legal and regulatory delays and other obstacles associated with mergers, acquisitions, and investments in joint ventures.
o Costs and other effects of legal and administrative proceedings, settlements, investigations, claims, and other matters, including, but not limited to, those described in Management's Discussion and Analysis of Results of Operations and Financial Condition.
o Changes in Federal, state or local legislature requirements, such as changes in tax laws or rates, environmental laws and regulations.

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

The Company has in place a risk management committee that consists of senior management as well as financial and operational management. The committee is actively involved in identifying risks as well as reviewing and authorizing risk mitigation strategies.

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

The Company's wholesale power marketing activities include asset optimization strategies that manage the utilization of available electric generating capacity. Execution of asset optimization strategies require entering into energy contracts that commit the Company to purchase and sell electricity in the future. Commodity price risk results from forward positions that commit the Company to deliver electricity. The Company mitigates price risk exposure with planned unutilized generation capability and offsetting forward purchase contracts. The Company accounts for asset optimization contracts that are derivatives at fair value with the offset marked to market through earnings.

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

Nonregulated gas retail operations will from time-to-time purchase weather derivatives to mitigate extreme weather affecting unregulated retail gas sales, and the Company may purchase other tailored products that mitigate unique risks involving emission allowances and the effect oil prices may have on the availability of Section 29 tax credits.

Market risk resulting from commodity contracts is measured by management using the potential impact on pre-tax earnings caused by the effect a 10% adverse change in forward commodity prices might have on market sensitive derivative positions outstanding on specific dates. For the years ended December 31, 2004, and 2003, a 10% adverse change in forward commodity prices would have decreased earnings by $0.7 million and $3.0 million, respectively, based upon open positions existing on the last day of those years.

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

Interest Rate Risk

The Company is exposed to interest rate risk associated with its borrowing arrangements. Its risk management program seeks to reduce the potentially adverse effects that market volatility may have on interest expense. The Company manages this risk by allowing 20% and 30% of its total debt to be exposed to short-term interest rate volatility. However, there are times when this targeted range of interest rate exposure may not be attained. To manage this exposure, the Company may use derivative financial instruments. At December 31, 2004, such debt obligations, as affected by designated interest rate swaps and seasonal increases in short-term debt outstanding, represented 34% of the Company's total debt portfolio.

Market risk is estimated as the potential impact resulting from fluctuations in interest rates on adjustable rate borrowing arrangements exposed to short-term interest rate volatility. During 2004 and 2003, the weighted average combined borrowings under these arrangements were $276.4 million and $316.1 million, respectively. At December 31, 2004, and 2003, combined borrowings under these arrangements were $500.2 million and $328.3 million, respectively. Based upon average borrowing rates under these facilities during the years ended December 31, 2004 and 2003, an increase of 100 basis points (one percentage point) in the rates would have increased interest expense by $2.8 million and $3.2 million, respectively.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             MANAGEMENT'S RESPONSBILITY FOR THE FINANCIAL STATEMENTS

Vectren Corporation's management is responsible for establishing and maintaining adequate internal controls over financial reporting. Those control procedures underlie the preparation of the consolidated balance sheets, statements of income, cash flows, and common shareholders' equity, and related footnotes contained herein.

These consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States and follow accounting policies and principles applicable to regulated public utilities. The integrity and objectivity of these consolidated financial statements, including required estimates and judgments, is the responsibility of management.

These consolidated financial statements are also subject to an evaluation of internal control over financial reporting conducted under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, conducted under the framework in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, the Company concluded that its internal control over financial reporting was effective as of December 31, 2004. Management certified this fact in its Sarbanes Oxley Section 302 certifications, which are attached as exhibits to this 2004 Form 10-K.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Vectren Corporation:

We have audited the accompanying consolidated balance sheets of Vectren Corporation and subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of income, common shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, included at Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule, an opinion on management's assessment, and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also, in our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

DELOITTE & TOUCHE LLP
Indianapolis, Indiana
February 23, 2005

                  VECTREN CORPORATION AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS
                                  (In millions)

                                                    At December 31,
--------------------------------------------------------------------------------
                                             2004                   2003
--------------------------------------------------------------------------------
              ASSETS

Current Assets
   Cash & cash equivalents               $     9.6              $    15.3
   Accounts receivable - less reserves
       of $2.0 & $3.2, respectively          173.5                  137.3
   Accrued unbilled revenues                 176.6                  137.8
   Inventories                                67.6                   70.4
   Recoverable fuel & natural gas costs       17.7                   20.3
   Prepayments & other current assets        141.3                  131.1
--------------------------------------------------------------------------------
          Total current assets               586.3                  512.2
--------------------------------------------------------------------------------

Utility Plant
     Original cost                         3,465.2                3,250.7
     Less:  accumulated depreciation
            & amortization                 1,309.0                1,247.0
--------------------------------------------------------------------------------
          Net utility plant                2,156.2                2,003.7
--------------------------------------------------------------------------------

Investments in unconsolidated affiliates     180.0                  176.1
Other investments                            115.1                  122.9
Non-utility property - net                   229.2                  222.3
Goodwill - net                               207.1                  205.0
Regulatory assets                             82.5                   89.6
Other assets                                  30.5                   21.6
--------------------------------------------------------------------------------
TOTAL ASSETS                             $ 3,586.9              $ 3,353.4
================================================================================




 The accompanying notes are an integral part of these consolidated financial statements.

                  VECTREN CORPORATION AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS
                                  (In millions)

                                                         At December 31,

--------------------------------------------------------------------------------
                                                          2004            2003
--------------------------------------------------------------------------------
           LIABILITIES & SHAREHOLDERS' EQUITY

Current Liabilities
   Accounts payable                                   $   123.8       $    85.3
   Accounts payable to affiliated companies               109.3            86.4
   Accrued liabilities                                    132.1           109.3
   Short-term borrowings                                  412.4           274.9
   Current maturities of long-term debt                    38.5            15.0
   Long-term debt subject to tender                        10.0            13.5
--------------------------------------------------------------------------------
       Total current liabilities                          826.1           584.4
--------------------------------------------------------------------------------


Long-term Debt - Net of Current Maturities &
   Debt Subject to Tender                               1,016.6         1,072.8

Deferred Income Taxes & Other Liabilities
   Deferred income taxes                                  234.0           235.4
   Regulatory liabilities                                 251.7           235.0
   Deferred credits & other liabilities                   163.2           153.6
--------------------------------------------------------------------------------
       Total deferred credits & other liabilities         648.9           624.0
--------------------------------------------------------------------------------

Minority Interest in Subsidiary                             0.4             0.3

Commitments & Contingencies (Notes 3, 12-14)

Cumulative, Redeemable Preferred Stock of a Subsidiary      0.1             0.2

Common Shareholders' Equity
     Common stock (no par value) - issued & outstanding
         75.9 and 75.6, respectively                      526.8           520.4
     Retained earnings                                    583.0           562.4
     Accumulated other comprehensive loss                 (15.0)          (11.1)
--------------------------------------------------------------------------------
        Total common shareholders' equity               1,094.8         1,071.7
--------------------------------------------------------------------------------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY              $ 3,586.9       $ 3,353.4
================================================================================






   The accompanying notes are an integral part of these consolidated financial statements.

                  VECTREN CORPORATION AND SUBSIDIARY COMPANIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     (In millions, except per share amounts)

                                             Year Ended December 31,
--------------------------------------------------------------------------------
                                      2004             2003              2002
--------------------------------------------------------------------------------
OPERATING REVENUES
      Gas utility                   $1,126.2        $ 1,112.3          $  908.0
      Electric utility                 371.3            335.7             328.6
      Energy services & other          192.3            139.7             287.2
--------------------------------------------------------------------------------
           Total operating revenues  1,689.8          1,587.7           1,523.8
--------------------------------------------------------------------------------
OPERATING EXPENSES
      Cost of gas sold                 778.5            762.5             570.2
      Fuel for electric generation      96.1             86.5              81.6
      Purchased electric energy         20.7             16.2              16.8
      Cost of energy services & other  143.5            103.7             249.4
      Other operating                  248.8            233.7             223.0
      Depreciation & amortization      140.1            128.7             119.6
      Taxes other than income taxes     59.4             57.0              51.9
--------------------------------------------------------------------------------
           Total operating expenses  1,487.1          1,388.3           1,312.5
--------------------------------------------------------------------------------
OPERATING INCOME                       202.7            199.4             211.3
OTHER INCOME
      Equity in earnings of
      unconsolidated affiliates         20.6             12.2               9.1
      Other - net                        1.4             13.0              11.5
--------------------------------------------------------------------------------
           Total other income           22.0             25.2              20.6
--------------------------------------------------------------------------------
Interest expense                        77.7             75.6              78.5
--------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES             147.0            149.0             153.4
--------------------------------------------------------------------------------
Income taxes                            39.0             37.7              38.9
Minority interest                        0.1              0.1               0.5
--------------------------------------------------------------------------------
NET INCOME                          $  107.9        $   111.2          $  114.0
================================================================================

AVERAGE COMMON SHARES OUTSTANDING       75.6             70.6              67.6
DILUTED COMMON SHARES OUTSTANDING       75.9             70.8              67.9

EARNINGS PER SHARE OF COMMON STOCK:
      BASIC                         $   1.43        $   1.58           $   1.69
      DILUTED                       $   1.42        $   1.57           $   1.68










  The accompanying notes are an integral part of these consolidated financial statements.

                  VECTREN CORPORATION AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In millions)
                                                     Year Ended December 31,

--------------------------------------------------------------------------------
                                                     2004     2003     2002
--------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                         $ 107.9  $ 111.2  $ 114.0
 Adjustments to reconcile net income to cash
 from operating activities:
    Depreciation & amortization                       140.1    128.7    119.6
    Deferred income taxes & investment tax credits      5.9     35.1    (28.5)
    Equity in earnings of unconsolidated affiliates   (20.6)   (12.2)    (9.1)
    Net unrealized (gain) loss on derivative
    instruments                                         1.4     (0.7)     3.6
    Pension & postretirement periodic benefit cost     16.4     13.8     13.2
    Other non-cash charges - net                       19.8     (0.1)     7.5
    Changes in working capital accounts:
       Accounts receivable & accrued unbilled
       revenue                                        (84.0)   (16.1)   (42.0)
       Inventories                                      0.4     (7.6)     0.4
       Recoverable fuel & natural gas costs             2.6     (1.0)    48.1
       Prepayments & other current assets             (10.2)   (42.5)    31.2
       Accounts payable, including to affiliated
       companies                                       59.9    (16.4)    40.7
       Accrued liabilities                             19.9     (8.4)    11.7
    Changes in noncurrent assets                       (3.5)    (3.9)    (6.0)
    Changes in noncurrent liabilities                 (14.9)    (2.8)   (12.1)
--------------------------------------------------------------------------------
       Net cash flows from operating activities       241.1    177.1    292.3
--------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from:
    Stock option exercises & other stock plans          4.5      7.1      1.3
    Long-term debt - net of issuance costs             32.4    202.9        -
    Common stock - net of issuance costs                  -    163.2        -
 Requirements for:
    Dividends on common stock                         (87.3)   (79.2)   (72.3)
    Retirement of long-term debt                      (70.7)  (121.9)    (6.5)
    Redemption of preferred stock of subsidiary        (0.1)    (0.1)    (0.2)
 Net change in short-term borrowings                  139.5   (124.6)    20.3
 Other activity                                           -     (1.6)    (0.2)
--------------------------------------------------------------------------------
       Net cash flows from financing activities        18.3     45.8    (57.6)
--------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from:
    Unconsolidated affiliate distributions             25.5     14.1      7.4
    Notes receivable & other collections                9.3     14.4      3.9
 Requirements for:
    Capital expenditures, excluding AFUDC equity     (277.9)  (236.2)  (218.7)
    Unconsolidated affiliate investments              (18.2)   (16.6)   (12.5)
    Notes receivable & other investments               (3.8)    (8.4)   (14.7)
--------------------------------------------------------------------------------
       Net cash flows from investing activities      (265.1)  (232.7)  (234.6)
--------------------------------------------------------------------------------
Net (decrease) increase in cash & cash equivalents     (5.7)    (9.8)     0.1
Cash & cash equivalents at beginning of period         15.3     25.1     25.0
--------------------------------------------------------------------------------
Cash & cash equivalents at end of period            $   9.6  $  15.3  $  25.1
================================================================================

--------------------------------------------------------------------------------
Cash paid during the year for:
 Interest                                           $  75.3  $  70.9  $  67.1
 Income taxes                                          26.6     33.9     16.5


  The accompanying notes are an integral part of these consolidated financial statements.

                  VECTREN CORPORATION AND SUBSIDIARY COMPANIES
             CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
                     (In millions, except per share amounts)

                                  Common Stock
                          ----------------------------
                                                                                 Accumulated
                                                         Restricted              Other
                                                           Stock    Retained     Comprehensive
                                       Shares   Amount    Grants    Earnings     Income (Loss)   Total
------------------------------------------------------------------------------------------------------
Balance at January 1, 2002              67.7  $ 348.6    $ (2.5)  $ 489.1       $  4.1      $   839.3
------------------------------------------------------------------------------------------------------
Comprehensive income:
Net income                                                          114.0                       114.0
Minimum pension liability adjustments &
    other - net of tax                                                            (9.3)          (9.3)
Comprehensive loss of unconsolidated
    affiliates - net of tax                                                       (5.3)          (5.3)
------------------------------------------------------------------------------------------------------
Total comprehensive income                                                                       99.4
------------------------------------------------------------------------------------------------------
Common stock:
    Stock option exercises & other
    stock plans                          0.1      1.3                                             1.3
    Dividends ($1.07 per share)                                     (72.3)                      (72.3)
    Other                                0.1      2.4       0.2      (0.4)                        2.2
------------------------------------------------------------------------------------------------------
Balance at December 31, 2002            67.9    352.3      (2.3)    530.4        (10.5)         869.9
------------------------------------------------------------------------------------------------------
Comprehensive income:
Net income                                                          111.2                       111.2
Minimum pension liability adjustments &
    other - net of tax                                                            (6.3)          (6.3)
Comprehensive income of unconsolidated
    affiliates - net of tax                                                        5.7            5.7
------------------------------------------------------------------------------------------------------
Total comprehensive income                                                                      110.6
------------------------------------------------------------------------------------------------------
Common stock:
    Public issuance - net of
       $6.2 million of issuance costs    7.4    163.2                                           163.2
    Stock option exercises & other
    stock plans                          0.3      7.1                                             7.1
    Dividends ($1.11 per share)                                     (79.2)                      (79.2)
Other                                             0.3      (0.2)                                  0.1
------------------------------------------------------------------------------------------------------
Balance at December 31, 2003            75.6    522.9      (2.5)    562.4        (11.1)       1,071.7
======================================================================================================

Comprehensive income:
Net income                                                          107.9                       107.9
Minimum pension liability adjustments &
    other - net of tax                                                            (0.1)          (0.1)
Comprehensive income of unconsolidated
    affiliates - net of tax                                                       (3.8)          (3.8)
------------------------------------------------------------------------------------------------------
Total comprehensive income                                                                      104.0
------------------------------------------------------------------------------------------------------
Common stock:
    Stock option exercises & other
    stock plans                          0.2      4.5                                             4.5
    Dividends ($1.15 per share)                                     (87.3)                      (87.3)
Other                                    0.1      3.8      (1.9)                                  1.9
------------------------------------------------------------------------------------------------------
Balance at December 31, 2004            75.9  $ 531.2    $ (4.4)  $ 583.0       $(15.0)     $ 1,094.8
======================================================================================================

 The accompanying notes are an integral part of these consolidated financial statements.

                  VECTREN CORPORATION AND SUBSIDIARY COMPANIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization and Nature of Operations

Vectren Corporation (the Company or Vectren), an Indiana corporation, is an energy and applied technology holding company headquartered in Evansville, Indiana. The Company's wholly owned subsidiary, Vectren Utility Holdings, Inc.
(VUHI), serves as the intermediate holding company for three operating public utilities: Indiana Gas Company, Inc. (Indiana Gas), Southern Indiana Gas and Electric Company (SIGECO), and the Ohio operations. VUHI also has other assets that provide information technology and other services to the three utilities. VUHI's consolidated operations are collectively referred to as the Utility Group. Both Vectren and VUHI are exempt from registration pursuant to Section 3(a) (1) and 3(c) of the Public Utility Holding Company Act of 1935.

Indiana Gas provides energy delivery services to approximately 555,000 natural gas customers located in central and southern Indiana. SIGECO provides energy delivery services to approximately 136 ,000 electric customers and approximately 110,000 gas customers located near Evansville in southwestern Indiana. SIGECO also owns and operates electric generation to serve its electric customers and optimizes those assets in the wholesale power market. Indiana Gas and SIGECO generally do business as Vectren Energy Delivery of Indiana. The Ohio operations provide energy delivery services to approximately 315,000 natural gas customers located near Dayton in west central Ohio. The Ohio operations are owned as a tenancy in common by Vectren Energy Delivery of Ohio, Inc. (VEDO), a wholly owned subsidiary, (53% ownership) and Indiana Gas (47% ownership). The Ohio operations generally do business as Vectren Energy Delivery of Ohio.

The Company is also involved in nonregulated activities in four primary business areas: Energy Marketing and Services, Coal Mining, Utility Infrastructure Services, and Broadband. Energy Marketing and Services markets natural gas and provides energy management services, including energy performance contracting services. Coal Mining mines and sells coal and generates IRS Code Section 29 tax credits relating to the production of coal-based synthetic fuels. Utility Infrastructure Services provides underground construction and repair, facilities locating, and meter reading services. Broadband has investments in broadband communication services such as analog and digital cable television, high-speed internet and data services, and advanced local and long distance phone services. In addition, there are other businesses that invest in energy-related opportunities, real estate, and leveraged leases, among other activities. These operations are collectively referred to as the Nonregulated Group. The Nonregulated Group supports the Company's regulated utilities pursuant to service contracts by providing natural gas supply services, coal, utility infrastructure services, and other services.

2.  Summary of Significant Accounting Policies

A. Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries, after elimination of significant intercompany transactions.

In January 2003, the FASB issued Interpretation 46, "Consolidation of Variable Interest Entities" (FIN 46) and in December 2003, the FASB codified modifications and other decisions previously issued through certain FASB Staff Positions related to FIN 46 into one document that was issued as a revision to the original Interpretation (FIN 46R). FIN 46R addresses consolidation by business enterprises of variable interest entities. The Company adopted the provisions within FIN 46R during 2004. The Company has investments in partnership-like structures as a limited partner or as a subordinated lender. The activities of these entities are to purchase or construct as well as operate multifamily housing and office properties. The Company's exposure to loss is limited to its investment which as of December 31, 2004, and 2003, totaled $16.2 million and $17.1 million, respectively, of Investments in unconsolidated affiliates, and $16.7 million and $20.9 million, respectively, of Other investments. The Company is also the equity owner in three leveraged leases where its exposure to loss is limited to its net investment, which as of December 31, 2004, and 2003, totaled $7.0 million and $6.0 million, respectively. The Company did not consolidate any of these entities upon adoption of FIN 46R.

B. Cash & Cash Equivalents
All highly liquid investments with an original maturity of three months or less at the date of purchase are considered cash equivalents.

C. Inventories Inventories consist of the following:

                                                        At December 31,
----------------------------------------------------------------------------
(In millions)                                      2004               2003
----------------------------------------------------------------------------
Materials & supplies                              $ 22.5             $ 22.6
Gas in storage - at LIFO cost                       18.8               21.9
Fuel (coal & oil) for electric generation           13.9               14.0
Gas in storage - at average cost                     7.9                7.2
Other                                                4.5                4.7
----------------------------------------------------------------------------
    Total inventories                             $ 67.6             $ 70.4
============================================================================

Based on the average cost of gas purchased during December, the cost of replacing gas in storage carried at LIFO cost exceeded LIFO cost at December 31, 2004, and 2003, by approximately $56.4 million and $52.2 million, respectively. Gas in storage of the Indiana regulated operations is stated at LIFO. All other inventories are carried at average cost.

D. Utility Plant & Depreciation
Utility plant is stated at historical cost, including AFUDC. Depreciation rates, which include a cost of removal component, are established through regulatory proceedings and are applied to all in-service utility plant. The original cost of utility plant, together with depreciation rates expressed as a percentage of original cost, follows:

                                                     At December 31,
-------------------------------------------------------------------------------------------
(In millions)                               2004                         2003
-------------------------------------------------------------------------------------------
                                               Depreciation                  Depreciation
                                                Rates as a                    Rates as a
                                                Percent of                    percent of
                                Original Cost  Original Cost  Original Cost  Original Cost
-------------------------------------------------------------------------------------------
Gas utility plant                 $ 1,793.6         3.5%        $ 1,721.9         3.6%
Electric utility plant              1,458.1         3.6%          1,322.4         3.4%
Common utility plant                   44.2         2.7%             44.3         2.7%
Construction work in progress         169.3           -             162.1           -
-------------------------------------------------------------------------------------------
       Total original cost        $ 3,465.2                     $ 3,250.7
===========================================================================================

AFUDC represents the cost of borrowed and equity funds used for construction purposes and is charged to construction work in progress during the construction period. AFUDC is included in Other - net in the Consolidated Statements of Income. The total AFUDC capitalized into utility plant and the portion of which was computed on borrowed and equity funds for all periods reported follows:

                                           Year Ended December 31,
-----------------------------------------------------------------------
 (In millions)                        2004         2003          2002
-----------------------------------------------------------------------
AFUDC - borrowed funds               $ 1.6        $ 2.1         $ 3.1
AFUDC - equity funds                   1.6          2.9           2.2
-----------------------------------------------------------------------
      Total AFUDC                    $ 3.2        $ 5.0         $ 5.3
=======================================================================

Maintenance and repairs, including the cost of removal of minor items of property and planned major maintenance projects, are charged to expense as incurred. When property that represents a retirement unit is replaced or removed, the remaining historical value of such property is charged to Utility plant, with an offsetting charge to Accumulated depreciation. Costs to dismantle and remove retired property are charged against Regulatory liabilities, where the cost of removal obligation is classified in these financial statements.

E. Non-utility Property
Non-utility property, net of accumulated depreciation and amortization, by operating segment follows:

                                                      At December 31,
----------------------------------------------------------------------------
(In millions)                                    2004                 2003
----------------------------------------------------------------------------
Utility Group
   Other Operations                            $ 144.3              $ 135.7
   Gas & Electric Utility Services                 5.3                  5.6
Nonregulated Group                                78.7                 79.9
Corporate & Other                                  0.9                  1.1
----------------------------------------------------------------------------
   Non-utility property - net                  $ 229.2              $ 222.3
============================================================================

The depreciation of non-utility property is charged against income over its estimated useful life (ranging from 5 to 40 years), using the straight-line method of depreciation or units-of-production method of amortization. Repairs and maintenance, which are not considered improvements and do not extend the useful life of the non-utility property, are charged to expense as incurred. When non-utility property is retired, or otherwise disposed of, the asset and accumulated depreciation are removed, and the resulting gain or loss is reflected in income. Non-utility property is presented net of accumulated depreciation and amortization totaling $111.1 million and $84.5 million as of December 31, 2004, and 2003, respectively. For the years ended December 31, 2004, 2003, and 2002, the Company capitalized interest totaling $1.4 million, $0.5 million, and $0.4 million, respectively, on non-utility plant construction projects.

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

G. Goodwill
Goodwill arising from business combinations is accounted for in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). The Company adopted SFAS 142 on January 1, 2002. SFAS 142 requires a portion of goodwill be charged to expense only when it is impaired. The Company tests its goodwill for impairment at a reporting unit level at least annually and that test is performed at the beginning of each year. Impairment reviews consist of a comparison of the fair value of a reporting unit to its carrying amount. If the fair value of a reporting unit is less than its carrying amount, an impairment loss is recognized in operations. Through December 31, 2004, no goodwill impairments have been recorded. Approximately $205 million of the Company's goodwill is included in the Gas Utility Services operating segment. The remaining $2.1 million is attributable to the Nonregulated Group.

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

                                                       At December 31,
-------------------------------------------------------------------------
(In millions)                                        2004           2003
-------------------------------------------------------------------------
Future amounts recoverable from ratepayers:
   Income taxes                                    $ 11.5         $ 18.1
   Other                                              1.0            1.0
-------------------------------------------------------------------------
                                                      12.5          19.1
Amounts deferred for future recovery:
   Demand side management programs                    25.9          25.0
   Other                                               7.3           5.3
-------------------------------------------------------------------------
                                                      33.2          30.3
Amounts currently recovered through base rates:
   Unamortized debt issue costs                       20.4          21.4
   Premiums paid to reacquire debt                     7.0           7.4
   Demand side management programs                     2.3           2.7
   Rate case expenses                                  1.2             -
-------------------------------------------------------------------------
                                                      30.9          31.5
Amounts currently recovered through
  tracking mechanisms:
   Ohio authorized trackers                            6.3           7.5
   Indiana authorized trackers                        (0.4)          1.2
-------------------------------------------------------------------------
                                                       5.9           8.7
-------------------------------------------------------------------------
   Total regulatory assets                          $ 82.5        $ 89.6
=========================================================================

Of the $30.9 million currently being recovered through base rates charged to customers, $29.7 million is earning a return. The weighted average recovery period of regulatory assets currently being recovered is 13.9 years. The Company has rate orders for all deferred costs not yet in rates and therefore believes that future recovery is probable.

Regulatory liabilities consist of the following:

                                                       At December 31,
-------------------------------------------------------------------------
 (In millions)                                       2004          2003
-------------------------------------------------------------------------
Cost of removal                                    $ 246.2       $ 228.8
Interest rate hedging proceeds (See Note 15)           5.5           6.2
-------------------------------------------------------------------------
    Total regulatory liabilities                   $ 251.7       $ 235.0
=========================================================================

Cost of Removal and SFAS 143
The Company collects an estimated cost of removal of its utility plant through depreciation rates established by regulatory proceedings. The Company records amounts expensed in advance of payments as a regulatory liability because the liability does not meet the threshold of a legal asset retirement obligation
(ARO) as defined by SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). SFAS 143 requires entities to record the fair value of a liability for a legal ARO in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss. To the extent regulation is involved, such gain or loss may be deferred. The Company adopted this statement on January 1, 2003. The adoption was not material to the Company's results of operations.

Refundable or Recoverable Gas Costs, Fuel for Electric Production & Purchased Power
All metered gas rates contain a gas cost adjustment clause that allows the Company to charge for changes in the cost of purchased gas. Metered electric rates contain a fuel adjustment clause that allows for adjustment in charges for electric energy to reflect changes in the cost of fuel. The net energy cost of purchased power, subject to an agreed upon benchmark, is also recovered through regulatory proceedings. The Company records any under-or-over-recovery resulting from gas and fuel adjustment clauses each month in revenues. A corresponding asset or liability is recorded until the under-or-over-recovery is billed or refunded to utility customers. The cost of gas sold is charged to operating expense as delivered to customers, and the cost of fuel for electric generation is charged to operating expense when consumed.

I. Comprehensive Income
Comprehensive income is a measure of all changes in equity that result from the non-shareholder transactions. This information is reported in the Consolidated Statements of Common Shareholders' Equity. A summary of the after tax components of and changes in Accumulated other comprehensive income for the past three years follows:

                                      2002                  2003             2004
------------------------  --------------------------  ---------------  ----------------
                          Beginning  Changes   End    Changes   End    Changes    End
                           of Year   During  of Year  During  of Year  During   of Year
(In millions)              Balance    Year   Balance   Year   Balance   Year    Balance
------------------------  ---------  ------- -------  ------- -------  -------  -------
Unconsolidated affiliates   $ 5.9   $ (5.3)  $  0.6   $ 5.7   $  6.3   $ (3.8)  $  2.5
Minimum pension liability    (2.4)    (9.2)   (11.6)   (5.8)   (17.4)    (0.1)   (17.5)
Other                         0.6     (0.1)     0.5    (0.5)       -       -         -
---------------------------------------------------------------------------------------
Accumulated other
 comprehenive income (loss) $ 4.1   $(14.6)  $(10.5)  $(0.6   $(11.1)  $ (3.9)  $(15.0)
=======================================================================================

Accumulated other comprehensive income arising from unconsolidated affiliates is the Company's portion of ProLiance Energy, LLC's and Reliant Services, LLC's accumulated comprehensive income related to use of cash flow hedges, including commodity contracts and interest rate swaps, and the Company's portion of Haddington Energy Partners, LP's accumulated comprehensive income related to unrealized gains and losses on marketable securities. (See Note 3 for more information on unconsolidated affiliates.)

J. Revenues
Revenues are recorded as products and services are delivered to customers. To more closely match revenues and expenses, the Company records revenues for all gas and electricity delivered to customers but not billed at the end of the accounting period.

K. Excise and Utility Receipts Taxes
Excise taxes and a portion of utility receipts taxes are included in rates charged to customers. Accordingly, the Company records these taxes received as a component of operating revenues, which totaled $38.3 million in 2004, $37.1 million in 2003, and $32.4 million in 2002. Excise and utility receipts taxes paid are recorded as a component of Taxes other than income taxes.

L. Other Significant Policies
Included elsewhere in these Notes are significant accounting policies related to investments in unconsolidated affiliates (Note 3), income taxes (Note 5), earnings per share (Note 9), and derivatives (Note 15).

As more fully described in Note 10, the Company applies the intrinsic method prescribed in APB Opinion 25, "Accounting for Stock Issued to Employees" (APB
25) and related interpretations when measuring compensation expense for its share-based compensation plans. The exercise price of stock options awarded under the Company's stock option plans is equal to the fair market value of the underlying common stock on the date of grant. Accordingly, no compensation expense has been recognized related to stock option plans. The Company also maintains restricted stock and phantom stock plans for executives, employees, and non-employee directors that result in share-based compensation expense recognized in reported net income consistent with expense that would have been recognized if the Company used the fair value based method prescribed in SFAS No. 123 "Accounting for Stock-Based Compensation" (SFAS 123). Following is the effect on net income and earnings per share as if the fair value based method prescribed in SFAS 123 had been applied to all of the Company's share-based compensation plans:

                                                              Year Ended December 31,
-----------------------------------------------------------------------------------------
(In millions, except per share amounts)                     2004        2003       2002
-----------------------------------------------------------------------------------------
Net Income:
    As reported                                           $ 107.9     $ 111.2    $ 114.0
    Add:   Equity-based employee compensation included
           in reported net income- net of tax                 1.7         2.1        1.3
    Deduct:Total equity-based employee compensation
           expense determined under fair value based
           method for all awards- net of tax                  2.6         3.4        2.1
-----------------------------------------------------------------------------------------
    Pro forma                                             $ 107.0     $ 109.9    $ 113.2
=========================================================================================
Basic Earnings Per Share:
           As reported                                     $ 1.43      $ 1.58     $ 1.69
           Pro forma                                         1.42        1.56       1.68
Diluted Earnings Per Share:
           As reported                                     $ 1.42      $ 1.57     $ 1.68
           Pro forma                                         1.41        1.55       1.67

SFAS 123 (revised 2004)
In December 2004, the FASB issued Statement 123 (revised 2004), "Share-Based Payments" (SFAS 123R) that will require compensation costs related to all share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS 123R replaces SFAS 123 and supersedes APB 25. The effective date of SFAS 123R for Vectren is July 1, 2005. SFAS 123R provides for multiple transition methods, and the Company is still evaluating potential methods for adoption. The adoption of this standard is not expected to have a material effect on the Company's operating results or financial condition.

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

Investments in unconsolidated affiliates consist of the following:

                                                            At December 31,
-------------------------------------------------------------------------------
(In millions)                                             2004           2003
-------------------------------------------------------------------------------
   ProLiance Energy, LLC                                $  93.2        $  84.7
   Reliant Services, LLC                                   26.5           19.2
   Haddington Energy Partnerships                          20.3           26.3
   Utilicom Networks, LLC & related entities               11.7           15.4
   Pace Carbon Synfuels, LP                                 9.4            8.7
   Other partnerships & corporations                       18.9           21.8
-------------------------------------------------------------------------------
      Total investments in unconsolidated affiliates    $ 180.0        $ 176.1
===============================================================================

ProLiance Energy, LLC
ProLiance Energy, LLC (ProLiance), a nonregulated energy marketing affiliate of Vectren and Citizens Gas and Coke Utility (Citizens Gas), provides services to a broad range of municipalities, utilities, industrial operations, schools, and healthcare institutions located throughout the Midwest and Southeast United States. ProLiance's primary customers include Vectren's utilities and nonregulated gas supply operations as well as Citizens Gas. ProLiance's primary businesses include gas marketing, gas portfolio optimization, and other portfolio and energy management services. The Company, including its retail gas supply operations, contracted for all natural gas purchases through ProLiance in 2004. Pre-tax income of $25.9 million, $25.9 million, and $19.1 million was recognized as ProLiance's contribution to earnings for the years ended December 31, 2004, 2003, and 2002, respectively.

Integration of SIGCORP Energy Services, LLC and ProLiance Energy, LLC
In June 2002, the integration of Vectren's wholly owned gas marketing subsidiary, SIGCORP Energy Services, LLC (SES), with ProLiance was completed. SES provided natural gas and related services to SIGECO and others prior to the integration. In exchange for the contribution of SES' net assets totaling $19.2 million, including cash of $2.0 million, Vectren's allocable share of ProLiance's profits and losses increased to 61%, consistent with Vectren's new ownership percentage. Governance and voting rights remain at 50% for each member; and therefore, Vectren continues to account for its investment in ProLiance using the equity method of accounting.

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

Transactions with ProLiance
Purchases from ProLiance for resale and for injections into storage for the years ended December 31, 2004, 2003, and 2002, totaled $875.9 million, $797.7 million, and $544.1 million, respectively. Amounts owed to ProLiance at December 31, 2004, and 2003, for those purchases were $108.2 million and $86.0 million, respectively, and are included in Accounts payable to affiliated companies in the Consolidated Balance Sheets. Amounts charged by ProLiance for gas supply services are established by supply agreements with each utility. As part of a settlement agreement approved by the IURC during July 2002, the gas supply agreements with Indiana Gas and SIGECO, were approved and extended through March 31, 2007. The utilities may decide to conduct a "request for proposal" (RFP) for a new supply administrator, or they may decide to make an alternative proposal for procurement of gas supply. That decision will be made by December 2005. To the extent an RFP is conducted, ProLiance has the opportunity, if it so elects, to participate in the RFP process for service to the utilities after March 31, 2007.

Summarized Financial Information
For the year ended December 31, 2004, ProLiance's revenues, margin, operating income, and net income were (in millions) $2,573.8, $74.0, $43.2, and $42.6, respectively. For the year ended December 31, 2003, ProLiance's revenues, margin, operating income, and net income were (in millions) $2,269.7, $71.5, $43.3, and $42.5, respectively. For the year ended December 31, 2002, revenues, margin, operating income, and net income were (in millions) $1,534.5, $61.1, $36.5, and $37.4, respectively. As of December 31, 2004, current assets, noncurrent assets, current liabilities, and noncurrent liabilities were (in millions) $595.6, $0.4, $462.2, and $6.6, respectively. As of December 31, 2003, current assets, noncurrent assets, current liabilities, and noncurrent liabilities were (in millions) $467.7, $22.2, $346.0, and $7.8, respectively.

ProLiance Contingency
In 2002, a lawsuit was filed in the United States District Court for the Northern District of Alabama filed by the City of Huntsville, Alabama d/b/a Huntsville Utilities, Inc. (Huntsville Utilities) against ProLiance. Huntsville Utilities asserted claims based on alleged breach of contract with respect to provision of portfolio services and/or pricing advice, fraud, fraudulent inducement, and other theories, including conversion and violations under Racketeering, Influenced and Corrupt Organizations Act (RICO). These claims related generally to: (1) alleged breach of contract in providing advice and/or administering portfolio arrangements; (2) alleged promises to provide gas at a below-market rate; (3) the creation and repayment of a "winter levelizing program" instituted by ProLiance in conjunction with the Manager of Huntsville's Gas Utility, to allow Huntsville Utilities to pay its gas bills from the winter of 2000-2001 over an extended period of time coupled with the alleged ignorance about the program on the part of Huntsville Utilities' Gas Board and other management, and; (4) the sale of Huntsville Utilities' gas storage supplies to repay the balance owed on the winter levelizing program and the alleged lack of authority of Huntsville Utilities' gas manager to approve those sales.

In early 2005, a jury trial was commenced and on February 10, 2005, the jury returned a verdict largely in favor of Huntsville Utilities and awarded Huntsville Utilities compensatory damages of $8.2 million and punitive damages of $25.0 million. The jury rejected Huntsville Utilities' claim of conversion. The jury also rejected ProLiance's counter claim for payment. The amounts due from Huntsville Utilities were fully reserved by ProLiance in 2003. Huntsville Utilities claims that all or a portion of the compensatory damages may be subject to trebling under applicable Federal statutes. The court may also assess attorney's fees and costs in favor of Huntsville Utilities. If the Court applies trebling and awards attorney fees, the entire award could approach $55 million. Several matters are still pending at the trial court, including efforts by ProLiance to reduce the amount of the verdict. ProLiance will file post judgment motions to reduce and to set aside the verdict. The court may issue its final rulings on the verdict and related motions by April or May. Depending on the outcome, ProLiance would appeal the judgment of the trial court. ProLiance management believes that there are reasonable grounds to set aside or reduce the verdict and reasonable grounds for appeal which offer a basis for reversal of the entire verdict. While it is reasonably possible that a liability has been incurred by ProLiance, it is not possible to predict the ultimate outcome of an appeal of the verdict. ProLiance has recorded a reserve of $3.9 million as of December 31, 2004, reflective of their assessment of the lower end of the range of possible outcomes in the case and inclusive of estimated ongoing litigation costs.

As an equity investor in ProLiance, the Company has reflected its share of the charge, or $1.4 million after tax, in its 2004 results. It is not expected that an unfavorable outcome on appeal will have a material adverse effect on the Company's consolidated financial position or its liquidity, but an unfavorable outcome could be material to the Company's earnings.

Haddington Energy Partnerships
The Company has an approximate 40% ownership interest in Haddington Energy Partners, LP (Haddington I). Haddington I raised $27.0 million to invest in energy projects. In July 2000, the Company made a commitment to fund an additional $20.0 million in Haddington Energy Partners II, LP (Haddington II), which raised a total of $47.0 million in firm commitments. Haddington II provides additional capital for Haddington I portfolio companies and made investments in new areas, such as distributed generation, power backup, quality devices, and other emerging technologies. At December 31, 2004, $5.0 million of the additional $20.0 million commitment remains. The Company has an approximate 40% ownership interest in Haddington II. Both Haddington ventures are investment companies accounted for using the equity method of accounting. For the year ended December 31, 2004, the partnerships' contribution to the Company's pre-tax earnings was $4.5 million. In 2003 and 2002, the earnings contribution was not significant.

The following is summarized financial information as to the assets, liabilities, and results of operations of the Haddington Partnerships. For the year ended December 31, 2004, revenues, operating income, and net income were (in millions) $3.3, $2.5, and $9.6, respectively. For the year ended December 31, 2003, revenues, operating income, and net income were (in millions) $0.6, ($0.3), and ($0.3), respectively. For the year ended December 31, 2002, revenues, operating income, and net income were (in millions) zero, ($0.9), and ($0.9), respectively. As of December 31, 2004, investments, other assets, and liabilities were (in millions) $50.7, $0.2, and zero, respectively. As of December 31, 2003, investments, other assets, and liabilities were (in millions) $64.4, $1.0, and zero, respectively.

Pace Carbon Synfuels, LP
Pace Carbon Synfuels, LP (Pace Carbon) is a Delaware limited partnership formed to develop, own, and operate four projects to produce and sell coal-based synthetic fuel (synfuel) utilizing Covol technology. The Company has an 8.3% interest in Pace Carbon which is accounted for using the equity method of accounting. Additional investments in Pace Carbon will be made to the extent Pace Carbon generates federal tax credits, with any such additional investments to be funded by these credits. The investment in Pace Carbon resulted in losses reflected in Equity in earnings of unconsolidated affiliates totaling $12.0 million in 2004, $11.4 million in 2003, and $6.8 million in 2002. The production of synthetic fuel generates IRS Code Section 29 tax credits that are reflected in Income taxes. Net income, including the losses, tax benefits, and tax credits, generated from the investment in Pace Carbon totaled $9.0 million in 2004, $10.3 million in 2003, and $6.0 million in 2002.

The following is summarized financial information as to the assets, liabilities, and results of operations of Pace Carbon. For the year ended December 31, 2004, revenues, margin, operating loss, and net loss were (in millions) $243.0, ($99.8), ($128.6), and ($141.1), respectively. For the year ended December 31, 2003, revenues, margin, operating loss, and net loss were (in millions) $254.2, ($90.7), ($121.3), and ($134.4), respectively. For the year ended December 31, 2002, revenues, margin, operating loss, and net loss were (in millions) $125.6, ($53.1), ($72.6), and ($73.4), respectively. As of December 31, 2004, current assets, noncurrent assets, current liabilities, and noncurrent liabilities were (in millions) $44.1, $57.0, $25.3, and $19.8, respectively. As of December 31, 2003, current assets, noncurrent assets, current liabilities, and noncurrent liabilities were (in millions) $37.0, $105.2, $25.9, and $58.4, respectively.

IRS Section 29 Tax Credit Recent Developments
Under Section 29 of the Internal Revenue Code, manufacturers of synthetic fuel such as Pace Carbon receive a tax credit for every ton of synthetic fuel sold. To qualify for the credits, the synthetic fuel must meet three primary conditions: 1) there must be a significant chemical change in the coal feedstock, 2) the product must be sold to an unrelated person, and 3) the production facility must have been placed in service before July 1, 1998.

In past rulings, the Internal Revenue Service (IRS) has concluded that the synthetic fuel produced at the Pace Carbon facilities should qualify for Section 29 tax credits. The IRS issued a private letter ruling with respect to the four projects on November 11, 1997, and subsequently issued an updated private letter ruling on September 23, 2002. As a partner in Pace Carbon, Vectren has reflected
Section 29 tax credits in its consolidated results through December 31, 2004, of approximately $56.2 million. To date, Vectren has been in a position to fully recognize the credits generated.

During June 2001, the IRS began a tax audit of Pace Carbon for the 1998 tax year and later expanded the audit to include tax years 1999, 2000, and 2001. In May 2004, the IRS completed its audit of the 1998 to 2001 tax returns of Pace Carbon requesting only minor modifications to previously filed returns. There were no changes to any of the filed Section 29 tax credit calculations. The Permanent Subcommittee on Investigations of the U.S. Senate's Committee on Governmental Affairs, however, has an ongoing investigation related to Section 29 tax credits.

Vectren believes it is justified in its reliance on the private letter rulings and recent IRS audit results for the Pace Carbon facilities. Therefore, the Company will continue to recognize Section 29 tax credits as they are earned until there is either a change in the tax code or the IRS' interpretation of that tax code.

Further, Section 29 tax credits are only available when the price of oil is less than a base price specified by the tax code, as adjusted for inflation. The Company does not believe that credits realized in 2004 and prior years will be affected by the limitation, but an average annual price in excess of the mid $50 per barrel range, as priced at the wellhead, could limit Section 29 tax credits in 2005 and beyond. In January 2005, the Company executed an insurance arrangement that partially limits the Company's exposure if a limitation on the availability of tax credits were to occur in 2005 and/or 2006 due to oil prices.

Utilicom Networks, LLC & Related Entities
The Company has an approximate 2% equity interest and a convertible subordinated debt investment in Utilicom Networks, LLC (Utilicom) that if converted bring the Company's ownership interest up to 16%. The Company also has an approximate 19% equity interest in SIGECOM Holdings, Inc. (Holdings), which was formed by Utilicom to hold interests in SIGECOM, LLC (SIGECOM). SIGECOM provides broadband services, such as cable television, high-speed internet, and advanced local and long distance phone services, to the greater Evansville, Indiana area. The Company accounts for its investments in Utilicom and Holdings using the cost method of accounting.

Other Utilicom-related subsidiaries owned franchising agreements to provide broadband services to the greater Indianapolis, Indiana and Dayton, Ohio markets. In 2004, the build out of these markets was further evaluated, and the Company concluded that it was unlikely it would make additional investments in those markets. As a result, the Company recorded charges totaling $6.0 million, or $3.6 million after-tax, to write-off investments made in the Indianapolis and Dayton markets and to write down its investment in SIGECOM.

At December 31, 2004, convertible subordinated debt investments total $31.6 million, all of which is convertible into Utilicom ownership at the Company's option or upon the event of a public offering of stock by Utilicom. Investments in the convertible notes are included in Other investments. At December 31, 2004, and 2003, the Company's combined investment in equity and debt securities of Utilicom-related entities totaled $43.3 million and $47.7 million, respectively.

Other Affiliate Transactions
The Company has ownership interests in other affiliated companies accounted for using the equity method of accounting that perform underground construction and repair, facilities locating, and meter reading services to the Company. For the years ended December 31, 2004, 2003, and 2002, fees for these services and construction-related expenditures paid by the Company to its affiliates totaled $31.2 million, $37.2 million, and $38.3 million, respectively. Amounts charged by these affiliates are market based. Amounts owed to unconsolidated affiliates other than ProLiance totaled $1.1 million and $0.4 million at December 31, 2004, and 2003, respectively, and are included in Accounts payable to affiliated companies in the Consolidated Balance Sheets. Amounts due from unconsolidated affiliates included in Accounts receivable totaled $0.6 million and $0.4 million, respectively, at December 31, 2004, and 2003.

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

As noted above, the Company incurred an other-than-temporary impairment charge associated with its cost method investment in SIGECOM, LLC, during 2004. While the Company currently believes that the book value of that investment approximates fair value, further changes in estimated fair value may occur.

4. Other Investments

Other investments consist of the following:
                                                           At December 31,
------------------------------------------------------------------------------
(In millions)                                            2004           2003
------------------------------------------------------------------------------

Leveraged leases                                       $  33.2        $  32.2
Convertible notes receivable from Utilicom-related
     entities (See Note 3)                                31.6           32.3
Other investments                                         50.3           58.4
------------------------------------------------------------------------------
     Total other investments                           $ 115.1        $ 122.9
==============================================================================

Leveraged Leases
The Company is a lessor in three leveraged lease agreements under which real estate or equipment is leased to third parties. The total equipment and facilities cost was approximately $76.2 million at both December 31, 2004, and 2003, respectively. The cost of the equipment and facilities was partially financed by non-recourse debt provided by lenders who have been granted an assignment of rentals due under the leases and a security interest in the leased property, which they accepted as their sole remedy in the event of default by the lessee. Such debt amounted to approximately $48.3 million and $51.8 million at December 31, 2004, and 2003, respectively. At December 31, 2004 and 2003, the Company's leveraged lease investment, net of related deferred tax liabilities, was $7.0 million and $6.0 million, respectively.

Other Investments
Other investments include other notes receivable, the cash surrender value of life insurance policies, restricted cash, and a municipal bond, among other items.

5. Income Taxes

The components of income tax expense and utilization of investment tax credits follow:
                                                 Year Ended December 31,
------------------------------------------------------------------------------
(In millions)                                 2004         2003         2002
------------------------------------------------------------------------------
Current:
    Federal                                  $ 24.1      $ (11.9)      $ 62.2
    State                                       9.0         14.5          5.2
------------------------------------------------------------------------------
Total current taxes                            33.1          2.6         67.4
------------------------------------------------------------------------------
Deferred:
    Federal                                     3.8         39.1        (26.2)
    State                                       4.3         (1.8)           -
------------------------------------------------------------------------------
Total deferred taxes                            8.1         37.3        (26.2)
------------------------------------------------------------------------------
Amortization of investment tax credits         (2.2)        (2.2)        (2.3)
------------------------------------------------------------------------------
    Total income tax expense                 $ 39.0       $ 37.7       $ 38.9
==============================================================================

A reconciliation of the federal statutory rate to the effective income tax rate follows:
                                                    Year Ended December 31,
------------------------------------------------------------------------------
                                                  2004       2003       2002
------------------------------------------------------------------------------
Statutory rate                                    35.0 %     35.0 %     35.0 %
State and local taxes-net of federal benefit       5.9        5.5        2.4
Section 29 tax credits                           (11.6)     (11.7)      (7.0)
Amortization of investment tax credit             (1.5)      (1.5)      (1.5)
Other tax credits                                 (0.6)      (0.9)      (1.1)
All other-net                                     (0.7)      (1.1)      (2.4)
------------------------------------------------------------------------------
       Effective tax rate                         26.5 %     25.3 %     25.4 %
==============================================================================

The liability method of accounting is used for income taxes under which deferred income taxes are recognized to reflect the tax effect of temporary differences between the book and tax bases of assets and liabilities at currently enacted income tax rates.

Significant components of the net deferred tax liability follow:
                                                             At December 31,
------------------------------------------------------------------------------
(In millions)                                               2004        2003
------------------------------------------------------------------------------
Noncurrent deferred tax liabilities (assets):
   Depreciation & cost recovery timing differences        $ 265.5     $ 225.4
   Leveraged leases                                          26.2        26.2
   Regulatory assets recoverable through future rates        19.2        26.9
   Regulatory liabilities to be settled through
      future rates                                           (7.7)       (8.8)
   Employee benefit obligations                             (29.2)      (29.8)
   Alternative minimum tax carryforward                     (31.9)          -
   Other - net                                               (8.1)       (4.5)
------------------------------------------------------------------------------
     Net noncurrent deferred tax liability                  234.0       235.4
------------------------------------------------------------------------------
Current deferred tax liabilities:
   Deferred fuel costs-net                                    4.5         6.9
------------------------------------------------------------------------------
     Net current deferred tax liability                       4.5         6.9
------------------------------------------------------------------------------
     Net deferred tax liability                           $ 238.5     $ 242.3
==============================================================================

At December 31, 2004, and 2003, investment tax credits totaling $14.2 million and $16.4 million, respectively, are included in Deferred credits and other liabilities. These investment tax credits are amortized over the lives of the related investments. At December 31, 2004, the Company has alternative minimum tax carryforwards of $31.9 million, which do not expire.

6. Retirement Plans & Other Postretirement Benefits

At December 31, 2004, the Company maintains three qualified defined benefit pension plans, a nonqualified supplemental executive retirement plan (SERP), and three other postretirement benefit plans. The defined benefit pension and other postretirement benefit plans, which cover eligible full-time regular employees, are primarily noncontributory. The postretirement health care and life insurance plans are a combination of self-insured and fully insured plans. The Company has Voluntary Employee Beneficiary Association (VEBA) Trust Agreements for the partial funding of postretirement health benefits for retirees and their eligible dependents and beneficiaries. Annual VEBA funding is discretionary and is based on the projected cost over time of benefits to be provided to covered persons consistent with acceptable actuarial methods. To the extent these postretirement benefits are funded, the benefits are not liabilities in these consolidated financial statements. The detailed disclosures of benefit components that follow are based on an actuarial valuation using a measurement date as of September 30. The qualified pension plans and the SERP are aggregated under the heading "Pension Benefits." Other postretirement benefit plans are aggregated under the heading "Other Benefits."

FSP 106-2
On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Medicare Act") was enacted. The Medicare Act introduces a Medicare prescription drug benefit, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least "actuarially equivalent" to the Medicare benefit. In May 2004, FASB issued FASB Staff Position ("FSP") 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," which supercedes FSP 106-1 of the same title issued in January 2004. FSP 106-2 provides guidance on the accounting and required disclosures for the effects of the Medicare Act for employers that sponsor postretirement health care plans that provide prescription drug benefits. FSP 106-2 was effective for the first interim or annual period beginning after June 15, 2004, with earlier adoption permitted.

The Company elected to early adopt the accounting for the federal subsidy under the Medicare Act on April 1, 2004, and remeasured its obligation as of January 1, 2004, to incorporate the impact of the Medicare Act which resulted in a reduction to the accumulated benefit obligation of $10.4 million. For the year ended December 31, 2004, the remeasurement resulted in a reduction in net periodic postretirement benefit cost of $0.8 million. The reduction is a component of amortization of actuarial loss (gain) in the information that follows.

The underlying determination of whether an employer's plan qualifies for the federal subsidy is still subject to clarifying federal regulations related to the Medicare Act. When this guidance is issued, the Company will reassess if its plans continue to qualify for the subsidy.

Benefit Obligations
A reconciliation of the Company's benefit obligations at December 31, 2004, and 2003, follows:

-------------------------------------------------------------------------------------
                                             Pension Benefits        Other Benefits
                                           ---------------------   ------------------
 (In millions)                                2004        2003       2004      2003
---------------------------------------    ---------------------   ------------------
Benefit obligation, beginning of period     $ 222.7     $ 201.9     $ 97.3    $ 81.5
Service cost - benefits earned during
   the period                                   6.6         5.8        0.9       0.9
Interest cost on projected benefit
   obligation                                  13.4        13.6        5.3       5.4
Plan amendments                                 4.5           -          -         -
Benefits paid                                 (11.4)      (12.7)      (5.3)     (5.4)
Actuarial loss (gain)                           5.3        14.1       (5.3)     14.9
-------------------------------------------------------------------------------------
   Benefit obligation, end of period        $ 241.1     $ 222.7     $ 92.9    $ 97.3
=====================================================================================

The accumulated benefit obligation for all defined benefit pension plans was $219.5 million and $202.7 million at December 31, 2004, and 2003, respectively.

The benefit obligation as of December 31, 2004, and 2003, was calculated using the following weighted average assumptions:

-----------------------------------------------------------------------------------
                                             Pension Benefits        Other Benefits
                                           -------------------   ------------------
                                             2004       2003       2004      2003
---------------------------------------    -------------------   ------------------
Discount rate                                5.75%      6.00%      5.75%     6.00%
Rate of compensation increase                3.50%      3.50%      3.50%     3.50%

To calculate the 2004 ending postretirement benefit obligation, a 9% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2005. The rate was assumed to decrease gradually to 5% for 2009 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one percentage point increase in assumed health care cost trend rates would have increased the benefit obligation by $7.6 million. A one percentage point decrease would have decreased the obligation by $6.3 million. To calculate the 2003 ending postretirement benefit obligation, a 10% rate was assumed for 2004, declining to 5% in 2009 and remaining at that level thereafter.

Plan Assets
A reconciliation of the Company's plan assets at December 31, 2004, and 2003, follows:

-------------------------------------------------------------------------------
                                       Pension Benefits         Other Benefits
                                      -------------------     -----------------
(In millions)                           2004       2003         2004      2003
-------------------------------------------------------------------------------
Plan assets at fair value,
     beginning of period              $ 147.8    $ 138.6       $ 9.2     $ 7.4
Actual return on plan assets             16.3       20.8         0.7       1.4
Employer contributions                    8.5        1.1         3.8       5.8
Benefits paid                           (11.4)     (12.7)       (5.3)     (5.4)
-------------------------------------------------------------------------------
   Fair value of plan assets,
      end of period                   $ 161.2    $ 147.8       $ 8.4     $ 9.2
===============================================================================

The asset allocation for the Company's pension and postretirement plans at the measurement date for 2004, 2003 and 2002, by asset category, follows:

------------------------------------------------------------------------------
                                 Pension Benefits           Other Benefits
                             ------------------------   ----------------------
                              2004     2003     2002     2004     2003    2002
------------------------------------------------------------------------------
Equity securities              60%      59%      57%      60%      54%     49%
Debt securities                33%      35%      43%      36%      32%     47%
Real estate                     6%       6%       -        -        -       -
Short term investments
   & other                      1%       -        -        4%      14%      4%
------------------------------------------------------------------------------
      Total                   100%     100%     100%     100%     100%    100%
==============================================================================

The Company invests in a master trust that benefits its qualified defined benefit pension plans. The general investment objectives are to invest in a diversified portfolio, comprised of both equity and fixed income investments, which are further diversified among various asset classes. The diversification is designed to minimize the risk of large losses while maximizing total return within reasonable and prudent levels of risk. The investment objectives specify a targeted investment allocation for the pension plans of 60% equities, 35% debt, and 5% real estate for 2005, and for postretirement plans of 55% equities, 35% debt, and 10% short-term investments and other for 2005. Objectives do not target a specific return by asset class. The portfolio's return is monitored in total and is designed to outperform inflation. These investment objectives are long-term in nature.

Funded Status
The funded status of the plans, reconciled to amounts reflected in the balance sheets as of December 31, 2004, and 2003, follows:

-----------------------------------------------------------------------------------------
                                                 Pension Benefits        Other Benefits
                                               --------------------    ------------------
(In millions)                                    2004        2003       2004       2003
-----------------------------------------------------------------------------------------
Fair value of plan assets, end of period       $ 161.2     $ 147.8     $  8.4     $  9.2
Benefit obligation, end of period               (241.1)     (222.7)     (92.9)     (97.3)
-----------------------------------------------------------------------------------------
      Funded status, end of period               (79.9)      (74.9)     (84.5)     (88.1)
-----------------------------------------------------------------------------------------
Unrecognized net loss (gain)                      50.9        49.4       (3.5)       1.7
Unrecognized transitional (asset) obligation         -        (0.2)      26.2       29.1
Unrecognized prior service cost                   14.2        10.5          -          -
Post measurement date adjustments                  0.2         0.2        1.3        0.8
-----------------------------------------------------------------------------------------
      Net amount recognized, end of year       $ (14.6)    $ (15.0)    $(60.5)   $ (56.5)
=========================================================================================

Net amount recognized included in:
      Deferred credits & other liabilities     $ (18.4)    $ (18.9)    $(60.5)   $ (56.5)
      Other assets                                 3.8         3.9          -          -

As of December 31, 2004, and 2003, the funded status of the SERP, which is included in Pension Benefits in the chart above, was an unfunded amount of $13.8 million and $12.7 million, respectively, and the net amount recognized in the balance sheet related to the SERP as of December 31, 2004, and 2003 was a liability of $8.4 million and $7.8 million, respectively.

At December 31, 2004, and 2003, all pension and postretirement plans had accumulated benefit obligations in excess of plan assets. As required by SFAS 87, the Company has recorded additional minimum pension liability adjustments to reflect the total unfunded accumulated liability arising from its pension plans. This additional minimum pension liability adjustment is included in Deferred credits & other liabilities. The offset to this additional liability is recorded to an intangible asset included in Other assets to the extent pension plans have unrecognized prior service cost. Any unfunded or unaccrued amount in excess of prior service cost is recorded in net of tax amounts to Accumulated other comprehensive income in shareholders' equity.

The effects of additional minimum pension liability adjustments at December 31, 2004, and 2003, follow:

--------------------------------------------------------------------------
(In millions)                                      2004            2003
--------------------------------------------------------------------------
Minimum pension liability adjustment,
   beginning of year                              $ 39.7          $ 30.0
Change in minimum pension liability
   adjustment included in:
      Other comprehensive income
        before effect of taxes                       0.1             9.7
      Other assets                                   3.7               -
--------------------------------------------------------------------------
Minimum pension liability adjustment,
   end of year                                    $ 43.5          $ 39.7
==========================================================================
 Offset included in:
      Accumulated other comprehensive
        income                                    $ 17.5          $ 17.4
      Other assets                                  14.2            10.5
      Deferred income taxes                         11.8            11.8

Expected Cash Flows
In 2005, the Company expects to make contributions of approximately $3.6 million to its pension plan trusts. In addition, the Company expects to make payments totaling $0.8 million directly to SERP participants and $5.4 million directly to those participating in other postretirement plans.

Expected retiree pension benefit payments, including the SERP, projected to be required during the years following 2004 (in millions) are $11.8 in 2005, $12.2 in 2006, $13.0 in 2007, $13.4 in 2008 $14.2 in 2009, and $82.3 in years
2010-2014. Expected benefit payments projected to be required for postretirement benefits during the years following 2004 (in millions) are $5.4 in 2005, $5.3 in 2006, $5.5 in 2007, $5.7 in 2008, $6.0 in 2009, and $31.5 in years 2010-2014.

Net Periodic Benefit Costs
A summary of the components of net periodic benefit cost for the three years ended December 31, 2004, follows:

----------------------------------------------------------------------------------------------
                                             Pension Benefits             Other Benefits
                                       ----------------------------  -------------------------
(In millions)                            2004      2003      2002      2004     2003    2002
----------------------------------------------------------------------------------------------
Service cost                            $  6.6    $  5.8    $  5.9    $ 0.9    $ 0.9   $ 1.0
Interest cost                             13.4      13.6      13.9      5.3      5.4     6.0
Expected return on plan assets           (13.5)    (14.8)    (15.7)    (0.7)    (0.7)   (0.7)
Amortization of prior service cost         0.9       0.8       0.8        -        -       -
Amortization of transitional (asset)
    obligation                            (0.2)     (0.2)     (0.5)     2.9      2.9     2.9
Amortization of actuarial loss (gain)      1.0       0.5       0.1     (0.2)    (0.5)   (0.5)
----------------------------------------------------------------------------------------------
      Net periodic benefit cost         $  8.2    $  5.7    $  4.5    $ 8.2    $ 8.0   $ 8.7
==============================================================================================

To calculate the expected return on plan assets, the Company uses the plan assets' market-related value and an expected long-term rate of return. The fair market value of the assets at the measurement date is adjusted to a market-related value by recognizing the change in fair value experienced in a given year ratably over a five-year period.

Based on a targeted 60% equity, 35% debt, and 5% real estate allocation for the pension plans, the Company has used a long-term expected rate of return of 8.5% to calculate 2004 periodic benefit cost. For fiscal 2005, the expected long-term rate of return will be 8.25%.

In January 2005, the Company announced the amendment of certain postretirement benefit plans, effective January 1, 2006. The amendment will result in an estimated $3 million annual decrease in periodic cost, a portion of which will begin to be recognized in 2005, reducing those preliminary estimates. Two of the unions that represent bargaining employees at the Company's regulated subsidiaries have advised the Company that it is their position that these changes are not permitted under the existing collective bargaining agreements which govern the relationship between the employees and the affected subsidiaries. With assistance from legal counsel, management has analyzed the unions' position and continues to believe that the Company has reserved the right to amend the affected plans and that changing these benefits for retirees is not a mandatory subject of bargaining.

The weighted averages of significant assumptions used to determine net periodic benefit costs follow:

--------------------------------------------------------------------------------
                                    Pension Benefits          Other Benefits
                                 ----------------------   ----------------------
(In millions)                     2004    2003    2002     2004    2003    2002
--------------------------------------------------------------------------------
Discount rate                     6.00%   6.75%   7.25%    6.00%   6.75%   7.25%
Rate of compensation increase     3.50%   4.25%   4.75%    3.50%   4.25%   4.75%
Expected return on plan assets    8.50%   9.00%   9.00%    8.50%   9.00%   9.00%

To measure 2004 postretirement expense, the Company used a 10% healthcare cost trend rate for 2004, declining to 5% in 2009 and remaining level thereafter. A one percentage point increase in assumed health care cost trend rates would have increased the 2004 service and interest cost components of pension costs by $0.6 million. A one percentage point decrease would have decreased the 2004 benefit costs by $0.5 million. To measure 2003 postretirement expense, the Company used a 10% healthcare cost trend rate for 2003, declining to 5% in 2007 and remaining level thereafter.

Defined Contribution Plan
The Company also has defined contribution retirement savings plans that are qualified under sections 401(a) and 401(k) of the Internal Revenue Code. During 2004, 2003, and 2002, the Company made contributions to these plans of $3.5 million, $3.6 million, and $3.0 million, respectively.

7. Borrowing Arrangements

Short-Term Borrowings
At December 31, 2004, the Company has $615 million of short-term borrowing capacity, including $355 million for the Utility Group operations and $260 million for the wholly owned Nonregulated Group and corporate operations, of which approximately $47 million is available for the Utility Group operations and approximately $156 million is available for wholly owned Nonregulated Group and corporate operations. These short-term borrowing arrangements expire in 2009. See the table below for interest rates and outstanding balances.

                             Year Ended December 31,
------------------------------------------------------------------------------
(In millions)                             2004           2003           2002
------------------------------------------------------------------------------
Weighted average commercial paper
    and bank loans outstanding
    during the year                     $ 211.4        $ 296.9        $ 288.8

Weighted average interest rates
    during the year
     Commercial paper                     1.78%          1.36%          2.02%
     Bank loans                           2.12%          1.94%          2.52%

                                             At December 31,
---------------------------------------------------------------
(In millions)                             2004           2003
---------------------------------------------------------------
Commercial paper                        $ 308.0        $ 184.4
Bank loans                                104.3           88.4
Other                                       0.1            2.1
---------------------------------------------------------------
     Total short-term borrowings        $ 412.4        $ 274.9
===============================================================

Long-Term Debt
Senior unsecured obligations and first mortgage bonds outstanding and classified as long-term by subsidiary follow:
                                                            At December 31,
------------------------------------------------------------------------------
(In millions)                                             2004          2003
------------------------------------------------------------------------------

VUHI
   Fixed Rate Senior Unsecured Notes
      2011, 6.625%                                      $ 250.0       $ 250.0
      2013, 5.25%                                         100.0         100.0
      2018, 5.75%                                         100.0         100.0
      2031, 7.25%                                         100.0         100.0
------------------------------------------------------------------------------
      Total VUHI                                          550.0         550.0
------------------------------------------------------------------------------

SIGECO
   First Mortgage Bonds
      2016, 1986 Series, 8.875%                            13.0          13.0
      2023, Series B, adjustable rate
       presently 2.08%, tax exempt, auction
       rate mode, weighted average for 2004: 4.44%         22.6          22.8
      2029, 1999 Senior Notes, 6.72%                       80.0          80.0
      2015, 1985 Pollution Control Series A,
       adjustable rate presently 2.03%, tax
       exempt, auction rate mode, weighted
       average for 2004: 3.09%                              9.8          10.0
      2025, 1998 Pollution Control Series A,
       adjustable rate presently 4.75%, tax
       exempt, next rate adjustment: 2006                  31.5          31.5
      2024, 2000 Environmental Improvement
       Series A, 4.65%, tax exempt                         22.5          22.5
------------------------------------------------------------------------------
      Total first mortgage bonds                          179.4         179.8
------------------------------------------------------------------------------
   Senior Unsecured Bonds to Third Parties:
      2020, 1998 Pollution Control Series B, 4.50%,
        tax exempt                                          4.6           4.6
      2030, 1998 Pollution Control Series B, 5.00%,
        tax exempt                                         22.0          22.0
      2030, 1998 Pollution Control Series C,
        adjustable rate presently 5.00%, tax
        exempt, next rate adjustment: 2006                 22.2          22.2
------------------------------------------------------------------------------
      Total senior unsecured bonds                         48.8          48.8
------------------------------------------------------------------------------
      Total SIGECO                                        228.2         228.6
------------------------------------------------------------------------------

Indiana Gas
   Senior Unsecured Notes
      2004, Series F, 6.36%                                   -          15.0
      2007, Series E, 6.54%                                 6.5           6.5
      2013, Series E, 6.69%                                 5.0           5.0
      2015, Series E, 7.15%                                 5.0           5.0
      2015, Insured Quarterly, 7.15%                          -          20.0
      2015, Series E, 6.69%                                 5.0           5.0
      2015, Series E, 6.69%                                10.0          10.0
      2025, Series E, 6.53%                                10.0          10.0
      2027, Series E, 6.42%                                 5.0           5.0
      2027, Series E, 6.68%                                 1.0           3.5
      2027, Series F, 6.34%                                20.0          20.0
      2028, Series F, 6.36%                                10.0          10.0
      2028, Series F, 6.55%                                20.0          20.0
      2029, Series G, 7.08%                                30.0          30.0
      2030, Insured Quarterly, 7.45%                       49.9          49.9
------------------------------------------------------------------------------
      Total Indiana Gas                                   177.4         214.9
------------------------------------------------------------------------------

------------------------------------------------------------------------------
 (in millions)                                            2004          2003
------------------------------------------------------------------------------
Vectren Capital Corp
   Fixed Rate Senior Unsecured Notes
      2005, 7.67%                                          38.0          38.0
     2007, 7.83%                                           17.5          17.5
      2010, 7.98%                                          22.5          22.5
      2012, 7.43%                                          35.0          35.0
------------------------------------------------------------------------------
      Total Vectren Capital Corp.                         113.0         113.0
------------------------------------------------------------------------------

Other Long-Term Notes Payable                               1.6             -

Total long-term debt outstanding                        1,070.2       1,106.5
   Current maturities of long-term debt                   (38.5)        (15.0)
   Debt subject to tender                                 (10.0)        (13.5)
   Unamortized debt premium & discount - net               (4.6)         (4.9)
   Fair value of hedging arrangements                      (0.5)         (0.3)
------------------------------------------------------------------------------
      Total long-term debt-net                         $1,016.6      $1,072.8
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

Long-Term Debt Put & Call Provisions
Certain long-term debt issues contain put and call provisions that can be exercised on various dates before maturity. Other than those described below related to ratings triggers, the put or call provisions are not triggered by specific events, but are based upon dates stated in the note agreements, such as when notes are re-marketed. During 2004, 2003, and 2002, debt totaling $2.5 million, $0.1 million, and $5.2 million, respectively, was put to the Company. Debt which may be put to the Company during the years following 2004 (in millions) is $10.0 in 2005, zero in 2006, $20.0 in 2007, zero in 2008, $80.0 in
2009, and $40.0 thereafter. Debt that may be put to the Company within one year is classified as Long-term debt subject to tender in current liabilities.

SIGECO and Indiana Gas Debt Call
During 2004, the Company called $20.0 million of insured quarterly senior unsecured notes outstanding at Indiana Gas. The notes, originally due in 2015, were called at par.

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

Other Financing Transactions

During 2004, the Company remarketed two first mortgage bonds outstanding at SIGECO. The remarketing effort converted $32.8 million of outstanding fixed rate debt into variable rate debt where interest rates reset weekly. One bond, due in 2023, had a principal amount of $22.8 million and an interest rate of 6%. The other bond, due in 2015, had a principal amount of $10.0 million and an interest rate of 4.3%. These remarketing efforts resulted in the extinguishment of debt and the reissuance of new debt at generally the same par value. These bonds are classified in Long-term debt.

During 2003, the Company remarketed $26.6 million of adjustable rate senior unsecured bonds and $22.5 million of adjustable rate first mortgage bonds. Of the remarketed unsecured bonds, $4.6 million were placed through 2020 at a 4.5% fixed interest rate, $22.0 million were placed through 2030 at a 5.0% fixed interest rate, and the $22.5 million first mortgage bonds were placed through 2024 at a 4.65% fixed interest rate. These bonds are classified in Long-term debt.

Other Company debt totaling $15.0 million in 2004, $18.5 million in 2003, and $6.5 million in 2002 was retired as scheduled.

Future Long-Term Debt Sinking Fund Requirements & Maturities
The annual sinking fund requirement of SIGECO's first mortgage bonds is 1% of the greatest amount of bonds outstanding under the Mortgage Indenture. This requirement may be satisfied by certification to the Trustee of unfunded property additions in the prescribed amount as provided in the Mortgage Indenture. SIGECO intends to meet the 2005 sinking fund requirement by this means and, accordingly, the sinking fund requirement for 2005 is excluded from Current liabilities in the Consolidated Balance Sheets. At December 31, 2004, $563.9 million of SIGECO's utility plant remained unfunded under SIGECO's Mortgage Indenture. SIGECO's gross utility plant balance subject to the Mortgage Indenture approximated $1.8 billion at December 31, 2004.

Consolidated maturities and sinking fund requirements on long-term debt during the five years following 2004 (in millions) are $38.5 in 2005, zero in 2006, $24.0 in 2007, zero in 2008 and in 2009.

Covenants
Both long-term and short-term borrowing arrangements contain customary default provisions; restrictions on liens, sale leaseback transactions, mergers or consolidations, and sales of assets; and restrictions on leverage and interest coverage, among other restrictions. As of December 31, 2004, the Company was in compliance with all financial covenants.

Ratings Triggers
At December 31, 2004, $113.0 million of Vectren Capital's senior unsecured notes were subject to cross-default and ratings trigger provisions that would provide that the full balance outstanding is subject to prepayment if the ratings of Indiana Gas or SIGECO declined to BBB/Baa2. In addition, accrued interest and a make whole amount based on the discounted value of the remaining payments due on the notes would also become payable. The credit rating of Indiana Gas' senior unsecured debt and SIGECO's secured debt remains one level and two levels, respectively, above the ratings trigger.

Debt Guarantees
Vectren Corporation guarantees Vectren Capital's long-term and short-term debt, which totaled $113.0 million and $104.0 million, respectively, at December 31, 2004. VUHI's currently outstanding long-term and short-term debt is jointly and severally guaranteed by Indiana Gas, SIGECO, and VEDO. VUHI's long-term and short-term debt outstanding at December 31, 2004, totaled $550.0 million and $308.0 million, respectively.

8. Cumulative Preferred Stock of Subsidiary

Currently outstanding redeemable preferred stock has a dividend rate of 8.50% and in the event of involuntary liquidation the amount payable is $100 per share, plus accrued dividends. This series may be redeemed at $100 per share, plus accrued dividends on any of its dividend payment dates, and is also callable at the Company's option at a rate of 1,160 shares per year. As of December 31, 2004, and 2003, there were 1,177 shares and 2,277 shares outstanding, respectively.

9. Earnings Per Share

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share assumes the conversion of stock options into common shares and the lifting of restrictions on issued restricted shares using the treasury stock method to the extent the effect would be dilutive. The following table illustrates the basic and dilutive earnings per share calculations for the three years ended December 31, 2004:

                                                           Year Ended December 31,
------------------------------------------------------------------------------------
(In millions, except per share data)                      2004      2003      2002
------------------------------------------------------------------------------------
Numerator:
    Numerator for basic and diluted EPS - Net income    $ 107.9   $ 111.2   $ 114.0
====================================================================================

Denominator:
    Denominator for basic EPS - Weighted average
        common shares outstanding                          75.6      70.6      67.6
    Conversion of stock options and lifting of
        restrictions on issued restricted stock             0.3       0.2       0.3
------------------------------------------------------------------------------------
    Denominator for diluted EPS - Adjusted weighted
        average shares outstanding and assumed
        conversions outstanding                            75.9      70.8      67.9
====================================================================================

Basic earnings per share                                 $ 1.43    $ 1.58    $ 1.69
Diluted earnings per share                               $ 1.42    $ 1.57    $ 1.68

Options to purchase 4,200 shares of common stock for the year ended December 31, 2004, 530,663 shares of common stock for the year ended December 31, 2003, and 87,963 shares of common stock for the year ended December 31, 2002, were excluded in the computation of dilutive earnings per share because the options' exercise price was greater than the average market price of a share of common stock during the period. Exercise prices for options excluded from the computation were $25.59 in 2004; $23.19 to $25.59 in 2003; and $24.05 to $25.59
in 2002.

10. Share-Based Incentive Plans

The Company has various share-based incentive plans to encourage executives, strategic employees, and non-employee directors to remain with the Company and to more closely align their interest with those of the Company's shareholders.

Stock Option Plans
Stock options granted to employees in 2004 and 2003 become fully vested and exercisable at the end of three years. Stock options granted to employees in 2001 and 2002 become fully vested and exercisable at the end of five years. Stock options granted to non-employee directors since 2001 become fully vested and exercisable at the end of one year. All options granted prior to 2001 are fully vested and exercisable. Options granted both before and after 2001 generally expire ten years from the date of grant. Options generally vest on a straight-line graded basis over their terms.

A summary of activity within the Company's stock option plans for the past three years follows:

                                                                  Wtd. Avg.
                                                                  Exercise
                                            Options                Price
---------------------------------------------------------------------------
Outstanding at January 1, 2002             1,427,778               $ 20.67
   Granted                                    71,374                 23.51
   Cancelled                                  (3,000)                22.54
   Exercised                                (146,890)                14.51
---------------------------------------------------------------------------
Outstanding at December 31, 2002           1,349,262                 21.48
   Granted                                   521,200                 23.07
   Cancelled                                  (5,800)                22.56
   Exercised                                 (61,766)                17.30
---------------------------------------------------------------------------
Outstanding at December 31, 2003           1,802,896                 22.08
   Granted                                   219,000                 24.74
   Cancelled                                  (6,043)                19.66
   Exercised                                 (90,400)                18.27
---------------------------------------------------------------------------
Outstanding at December 31, 2004           1,925,453               $ 22.57
===========================================================================

In January 2005, 286,400 options to purchase shares of common stock at an exercise price of $26.63 were issued to management. The grant vests over three years.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2004:

                               Outstanding                         Exercisable
                 ----------------------------------------- ---------------------------
                                Wtd. Avg.
                                Remaining
    Range of                   Contractual    Wtd. Avg.                   Wtd. Avg.
 Exercise Prices  # of Options    Life     Exercise Price  # of Options Exercise Price
---------------- ----------------------------------------- ---------------------------
$13.82 - $17.44       40,985        1.3        $ 16.88         40,985      $ 16.88
$19.83 - $20.26      261,383        3.4          20.08        261,383        20.08
$22.37 - $22.57      873,422        6.6          22.54        589,424        22.54
$23.19 - $25.59      749,663        7.8          23.78        262,718        23.54
--------------------------------------------------------------------------------------
Total              1,925,453        6.5        $ 22.57      1,154,510      $ 22.01
======================================================================================

Stock options that were exercisable and those options' weighted average exercise prices were 924,849 and $21.34, respectively at December 31, 2003, and 692,288 and $20.37, respectively, at December 31, 2002.

The fair value of each option granted used to determine pro forma net income as disclosed in Note 2, is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the years ended December 31, 2004, 2003, and 2002: risk-free rate of return of 4.37%, 4.00%, and 4.61%, respectively; expected option term of 8 years for all 3 years presented; expected volatility of 24.01%, 26.98%, and 26.42%, respectively; and dividend yield of 4.65%, 4.81%, and 4.56%, respectively. The weighted average fair value of options granted in 2004, 2003, and 2002 were $4.39, $4.31, and $4.81, respectively.

Restricted Stock & Phantom Stock Plans
The Company maintains a performance-based restricted stock plan for its executives and employees and a non-performance based restricted stock plan through which non-employee directors receive a portion of their director fees.

A summary of restricted stock activity during the three years ended December 31, 2004, follows:
                                                         Restricted Stock
--------------------------------------------------------------------------
Outstanding at January 1, 2002                                    178,113
Grants                                                             66,831
Vested                                                             (4,257)
--------------------------------------------------------------------------
Outstanding at December 31, 2002                                  240,687
Grants                                                            120,228
Forfeitures                                                       (14,136)
Vested                                                           (137,777)
--------------------------------------------------------------------------
Outstanding at December 31, 2003                                  209,002
Grants                                                            168,680
Forfeitures                                                          (150)
Vested                                                            (76,980)
--------------------------------------------------------------------------
Outstanding at December 31, 2004                                  300,552
==========================================================================

For the years ended December 31, 2004, 2003, and 2002, the weighted average fair value per share of restricted stock granted was $24.87, $23.33, and $23.10, respectively. In January 2005, 138,900 restricted shares were issued. The share price on the date of grant was $26.63. The restrictions lift over a four year period subject to adjustments for performance.

Executives and non-employee directors may defer certain portions of their salary, annual bonus, incentive compensation, and earned restricted stock into phantom stock units. Such units are vested when granted.

Compensation expense associated with the restricted stock and phantom stock plans for the years ended December 31, 2004, 2003, and 2002, was $2.9 million, $3.6 million, and $2.1 million, respectively.

11. Common Shareholders' Equity

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

Authorized, Reserved Common and Preferred Shares
At December 31, 2004, and 2003, the Company was authorized to issue 480.0 million shares of common stock and 20.0 million shares of preferred stock. Of the authorized common shares, approximately 9.4 million shares at December 31, 2004, and 7.0 million shares at December 31, 2003, were reserved by the board of directors for issuance through the Company's share-based compensation plans, benefit plans, and dividend reinvestment plan. At December 31, 2004, and 2003, there were 394.6 million and 397.4 million, respectively, of authorized shares of common stock and all authorized shares of preferred stock available for a variety of general corporate purposes, including future public offerings to raise additional capital and for facilitating acquisitions.

Shareholder Rights Agreement
The Company's board of directors adopted a Shareholder Rights Agreement (Rights Agreement). As part of the Rights Agreement, the board of directors declared a dividend distribution of one right for each outstanding Vectren common share. Each right entitles the holder to purchase from Vectren one share of common stock at a price of $65.00 per share (subject to adjustment to prevent dilution). The rights become exercisable 10 days following a public announcement that a person or group of affiliated or associated persons (Vectren Acquiring Person) has acquired beneficial ownership of 15% or more of the outstanding Vectren common shares (or a 10% acquirer who is determined by the board of directors to be an adverse person), or 10 days following the announcement of an intention to make a tender offer or exchange offer, the consummation of which would result in any person or group becoming a Vectren Acquiring Person. The Vectren Shareholder Rights Agreement expires October 21, 2009.

12. Commitments & Contingencies

Commitments
Future minimum lease payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year during the five years following 2004 and thereafter (in millions) are $5.6 in 2005, $4.5 in 2006, $3.6 in 2007, $1.5 in 2008, $0.5 in 2009 and $1.8 thereafter. Total lease expense (in millions) was $6.7 in 2004, $7.2 in 2003, and $7.3 in 2002.

Firm purchase commitments for commodities total (in millions) $152.1 million in 2005 and $1.4 million in 2006. Firm purchase commitment for utility and non-utility plant total $20.5 million.

Other Guarantees
Vectren issues guarantees to third parties on behalf of its unconsolidated affiliates. Such guarantees allow those affiliates to execute transactions on more favorable terms than the affiliate could obtain without such a guarantee. Guarantees may include posted letters of credit, leasing guarantees, and performance guarantees. As of December 31, 2004, guarantees issued and outstanding on behalf of unconsolidated affiliates approximated $5 million. The Company has also issued a guarantee approximating $4 million related to the residual value of an operating lease that expires in 2006.

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

Securities & Exchange Commission Inquiry into PUCHA Exemption

In July 2004, the Company received a letter from the SEC regarding its exempt status under the Public Utility Holding Company Act of 1935 (PUHCA). The letter asserts that Vectren's out of state electric power sales exceed the amount previously determined by the SEC to be acceptable in order to qualify for the exemption. There is pending a request by Vectren for an order of exemption under
Section 3(a)(1) of PUHCA. Vectren also claims the benefit of the exemption pursuant to Rule 2 under Section 3(a)(1) of PUHCA by filing an annual statement on SEC Form U-3A-2. The Company has responded to the SEC inquiry and filed an amended Form U-3A-2 for the year ended December 31, 2003. The amendment changed the method of aggregating wholesale power sales and purchases outside of Indiana from that previously reported. The new method is to aggregate by delivery point. The amendment also submitted clarifications as to activity outside of Indiana related to gas utility operations.

Legal Proceedings
The Company is party to various legal proceedings arising in the normal course of business. In the opinion of management, there are no legal proceedings pending against the Company that are likely to have a material adverse effect on its financial position. See the ProLiance discussion in Note 3.

13. Environmental Matters

Clean Air Act

NOx SIP Call Matter
The Company has taken steps to comply with Indiana's State Implementation Plan
(SIP) of the Clean Air Act (the Act). These steps include installing Selective Catalytic Reduction (SCR) systems at Culley Generating Station Unit 3 (Culley), Warrick Generating Station Unit 4, and A.B. Brown Generating Station Units 1 and
2. SCR systems reduce flue gas NOx emissions to atmospheric nitrogen and water using ammonia in a chemical reaction. This technology is known to currently be the most effective method of reducing nitrogen oxide (NOx) emissions where high removal efficiencies are required.

The IURC has issued orders that approve:
o the Company's project to achieve environmental compliance by investing in clean coal technology;
o a total capital cost investment for this project up to $244 million (excluding AFUDC), subject to periodic review of the actual costs incurred;
o a mechanism whereby, prior to an electric base rate case, the Company may recover through a rider that is updated every six months, an 8% return on its weighted capital costs for the project; and
o ongoing recovery of operating costs, including depreciation and purchased emission allowances, related to the clean coal technology once the facility is placed into service.

Based on the level of system-wide emissions reductions required and the control technology utilized to achieve the reductions, the current estimated construction cost is consistent with amounts approved in the IURC's orders. Through December 31, 2004, $238 million has been expended, and three of the four SCR's are operational. Once all equipment is installed and operational, related annual operating expenses, including depreciation expense, are estimated to be between $24 million and $27 million. The Company is recovering the operational costs associated with the SCR's and related technology. The 8% return on capital investment approximates the return authorized in the Company's last electric rate case in 1995 and includes a return on equity.

The Company has achieved timely compliance through the reduction of the Company's overall NOx emissions to levels compliant with Indiana's NOx emissions budget allotted by the USEPA. Therefore, the Company has recorded no accrual for potential penalties that may result from noncompliance.

Culley Generating Station Litigation
During 2003, the U.S. District Court for the Southern District of Indiana entered a consent decree among SIGECO, the Department of Justice (DOJ), and the USEPA that resolved a lawsuit originally brought by the USEPA against SIGECO. The lawsuit alleged violations of the Clean Air Act by SIGECO at its Culley Generating Station for (1) making modifications to generating station without obtaining required permits, (2) making major modifications to the generating station without installing the best available emission control technology, and
(3) failing to notify the USEPA of the modifications.

Under the terms of the agreement, the DOJ and USEPA agreed to drop all challenges of past maintenance and repair activities at the Culley Generating Station. In reaching the agreement, SIGECO did not admit to any allegations in the government's complaint, and SIGECO continues to believe that it acted in accordance with applicable regulations and conducted only routine maintenance on the units. SIGECO entered into this agreement to further its continued commitment to improve air quality and avoid the cost and uncertainties of litigation.

Under the agreement, SIGECO committed to
o either repower Culley Unit 1 (50 MW) with natural gas and equip it with SCR control technology for further reduction of nitrogen oxide, or cease operation of the unit by December 31, 2006;
o operate the existing SCR control technology recently installed on Culley Unit 3 (287 MW) year round at a lower emission rate than that currently required under the NOx SIP Call, resulting in further nitrogen oxide reductions;
o enhance the efficiency of the existing scrubber at Culley Units 2 and 3 for additional removal of sulphur dioxide emissions;
o install a baghouse for further particulate matter reductions at Culley Unit 3 by June 30, 2007;

o conduct a Sulphuric Acid Reduction Demonstration Project as an environmental mitigation project designed to demonstrate an advance in pollution control technology for the reduction of sulfate emissions; and
o    pay a $600,000 civil penalty.

The Company notified the USEPA of its intention to shut down Culley Unit 1 effective December 31, 2006. The Company does not believe that implementation of the settlement will have a material effect to its results from operations or financial condition. The $600,000 civil penalty was accrued during 2003 and is reflected in Other-net.

Information Request
On January 23, 2001, SIGECO received an information request from the USEPA under
Section 114 of the Clean Air Act for historical operational information on the Warrick and A.B. Brown generating stations. SIGECO has provided all information requested with the most recent correspondence provided on March 26, 2001.

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

Jacobsville Superfund Site
On July 22, 2004, the USEPA listed the Jacobsville Neighborhood Soil Contamination site in Evansville, Indiana, on the National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). The USEPA has identified four sources of historic lead contamination. These four sources shut down manufacturing operations years ago. When drawing up the boundaries for the listing, the USEPA included a 250 acre block of properties surrounding the Jacobsville neighborhood, including Vectren's Wagner Operations Center. Vectren's property has not been named as a source of the lead contamination, nor does the USEPA's soil testing to date indicate that the Vectren property contains lead contaminated soils. Vectren's own soil testing, completed during the construction of the Operations Center, did not indicate that the Vectren property contains lead contaminated soils. At this time, Vectren anticipates only additional soil testing, if required by the USEPA.

14. Rate & Regulatory Matters

SIGECO and Indiana Gas Base Rate Settlements
On June 30, 2004, the IURC approved a $5.7 million base rate increase for SIGECO's gas distribution business, and on November 30, 2004, approved a $24 million base rate increase for Indiana Gas' gas distribution business. The new rate designs include a larger service charge, which is intended to address to some extent earnings volatility related to weather. The base rate change in SIGECO's service territory was implemented on July 1, 2004, resulting in additional 2004 revenues of $2.5 million. The base rate change in Indiana Gas' service territory was implemented on December 1, 2004, resulting in additional 2004 revenues of $2.2 million.

The orders also permit SIGECO and Indiana Gas to recover the on-going costs to comply with the federal Pipeline Safety Improvement Act of 2002. The Pipeline Safety Improvement Tracker provides for the recovery of incremental non-capital dollars, capped at $750,000 the first year and $500,000 thereafter for SIGECO and $2.5 million per year for Indiana Gas. Any costs incurred in excess of these annual caps are to be deferred for future recovery.

VEDO Pending Base Rate Increase Settlement
On February 4, 2005, the Company filed with the PUCO a settlement agreement that had been entered into with several parties, including the PUCO staff, in its base rate case. The Ohio Office of the Consumer Counselor (OCC) is opposing the settlement. Earlier in 2004 VEDO had filed with the PUCO a request to adjust its base rates and charges for its gas distribution business serving more than 315,000 customers located in west central Ohio. The settlement provides for a $15.7 million increase in VEDO's base distribution rates to cover the ongoing costs of operating, maintaining, and expanding the approximately 5,200-mile distribution system. The settlement increase includes $1.1 million of funding for weatherization and conservation programs for low income customers. Evidentiary hearings were completed in the case on February 9, 2005. Review and approval by the PUCO is necessary before the settlement is effective. The proposed new rate design includes a larger service charge, which will address, to some extent, earnings volatility related to weather. The settlement also permits VEDO the annual recovery of on-going costs associated with the Pipeline Safety Improvement Act of 2002. Based upon the PUCO's actions in other proceedings, the Company would expect an order near the end of the first quarter of 2005.

Ohio Uncollectible Accounts Expense Tracker
On December 17, 2003, the PUCO approved a request by VEDO and several other regulated Ohio gas utilities to establish a mechanism to recover uncollectible account expense outside of base rates. The tariff mechanism establishes an automatic adjustment procedure to track and recover these costs instead of providing the recovery of the historic amount in base rates. Through this order, VEDO received authority to defer its 2003 uncollectible accounts expense to the extent it differs from the level included in base rates. The Company estimated the difference to approximate $4 million in excess of that included in base rates, and reversed and deferred that amount for future recovery. In 2004, the Company recorded revenues of $3.3 million which is equal to the level of uncollectible accounts expense recognized for Ohio residential customers.

Gas Cost Recovery (GCR) Audit Proceedings
There is an Ohio requirement that Ohio gas utilities undergo a biannual audit of their gas acquisition practices in connection with the gas cost recovery (GCR) mechanism. In the case of VEDO, a two-year audit period ended in November 2002. That audit period provided the PUCO staff its initial review of the portfolio administration arrangement between VEDO and ProLiance. The external auditor retained by the PUCO staff submitted an audit report in the fall of 2003 wherein it recommended a disallowance of approximately $7 million of previously recovered gas costs. The Company believes a large portion of the third party auditor recommendations is without merit. A hearing has been held, and the PUCO staff has recommended a $6.1 million disallowance. The Ohio Consumer Counselor has recommended an $11.5 million disallowance. For this PUCO audit period, any disallowance relating to the Company's ProLiance arrangement will be shared by the Company's joint venture partner. Based on a review of the matters, the Company has recorded $1.1 million for its estimated share of a potential disallowance. A PUCO decision on this matter is yet to be issued. The Company is also unable to determine the effects that a PUCO decision for the audit period ended in November 2002 may have on results in audit periods beginning after November 2002.

15. Derivatives & Other Financial Instruments

Accounting Policy for Derivatives
The Company executes derivative contracts in the normal course of operations while buying and selling commodities to be used in operations, optimizing its generation assets, and managing risk. The Company accounts for its derivative contracts in accordance with SFAS 133, "Accounting for Derivatives" and its related amendments and interpretations. In most cases, SFAS 133 requires a derivative to be recorded on the balance sheet as an asset or liability measured at its market value and that a change in the derivative's market value be recognized currently in earnings unless specific hedge criteria are met.

When an energy contract that is a derivative is designated and documented as a normal purchase or normal sale, it is exempted from mark-to-market accounting. Otherwise, energy contracts and financial contracts that are derivatives are recorded at market value as current or noncurrent assets or liabilities depending on their value and on when the contracts are expected to be settled. The offset resulting from carrying the derivative at fair value on the balance sheet is charged to earnings unless it qualifies as a hedge or is subject to SFAS 71. When hedge accounting is appropriate, the Company assesses and documents hedging relationships between the derivative contract and underlying risks as well as its risk management objectives and anticipated effectiveness. When the hedging relationship is highly effective, derivatives are designated as hedges. The market value of the effective portion of the hedge is marked to market in accumulated other comprehensive income for cash flow hedges or as an adjustment to the underlying's basis for fair value hedges. The ineffective portion of hedging arrangements is marked-to-market through earnings. The offset to contracts affected by SFAS 71 are marked-to-market as a regulatory asset or liability. Market value for derivative contracts is determined using quoted market prices from independent sources. Following is a more detailed discussion of the Company's use of mark-to-market accounting in three primary areas: asset optimization, natural gas procurement, and interest rate management.

Asset Optimization
Periodically, generation capacity is in excess of that needed to serve native load and firm wholesale customers. The Company markets this unutilized capacity to optimize the return on its owned generation assets. Substantially all of the margin from these activities is generated from contracts that are integrated with portfolio requirements around power supply and delivery and are short-term purchase and sale transactions that expose the Company to limited market risk. Contracts with counter-parties subject to master netting arrangements are presented net in the Consolidated Balance Sheets. Asset optimization contracts are recorded at market value.

Asset optimization contracts recorded at market value at December 31, 2004, totaled $2.5 million of Prepayments & other current assets and $3.1 million of Accrued liabilities, compared to $2.4 million of Prepayments & other current assets and $2.8 million of Accrued liabilities at December 31, 2003.

The proceeds received and paid upon settlement of both purchase and sale contracts along with changes in market value of open contracts are recorded in Electric utility revenues. The change in market value is a function of the normal decline in market value as earnings are realized and the fluctuation in market value resulting from price volatility. Net revenues from asset optimization activities totaled $23.8 million in 2004, $26.5 million in 2003, and $23.3 million in 2002.

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

The Company's wholly owned gas retail operations also mitigate price risk associated with forecasted natural gas purchases by using derivatives. Such contracts are ordinarily designated and documented as cash flow hedges. These nonregulated gas retail operations may also from time-to-time execute weather derivatives to mitigate extreme weather affecting unregulated gas retail sales. At December 31, 2004 and 2003, the market values of these contracts and the book value of weather contracts were not significant.

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

Interest rate swaps hedging the fair value of fixed-rate debt with a total notional amount of $55.5 million are outstanding. The fair value liability associated with those swaps was $0.5 million and $0.3 million, respectively, at December 31, 2004 and 2003. At December 31, 2004, approximately $5.5 million remains in Regulatory liabilities related to future interest payments. Of the existing regulatory liability, $0.6 million will be reclassified to earnings in 2005, $0.6 million was reclassified to earnings in 2004, and $0.3 million was reclassified to earnings during 2003.

Fair Value of Other Financial Instruments
The carrying values and estimated fair values of the Company's other financial instruments follow:

                                              At December 31,
------------------------------------------------------------------------------
                                      2004                      2003
                             -----------------------  ------------------------
                              Carrying    Est. Fair     Carrying     Est. Fair
(In millions)                  Amount       Value        Amount        Value
---------------------------  -----------------------  ------------------------

   Long-term debt            $ 1,070.2    $ 1,146.2    $ 1,106.5    $ 1,184.8
   Short-term borrowings &
     notes payable               412.4        412.4        274.9        274.9


Certain methods and assumptions must be used to estimate the fair value of financial instruments. The fair value of the Company's long-term debt was estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for instruments with similar characteristics. Because of the maturity dates and variable interest rates of short-term borrowings, its carrying amount approximates its fair value.

Under current regulatory treatment, call premiums on reacquisition of long-term debt are generally recovered in customer rates over the life of the refunding issue or over a 15-year period. Accordingly, any reacquisition would not be expected to have a material effect on the Company's results of operations.

Periodically, the Company tests its cost method investments and notes receivable for impairment which may require their fair value to be estimated. Because of the customized nature of these investments and lack of a readily available market, it is not practicable to estimate the fair value of these financial instruments at specific dates without considerable effort and costs. At December 31, 2004, and 2003, fair value for these financial instruments was not estimated.

16. Segment Reporting

The Company segregates its operations into three groups: 1) Utility Group,
2) Nonregulated Group, and 3) Corporate and Other.

The Utility Group is comprised of Vectren Utility Holdings, Inc.'s operations, which consist of the Company's regulated operations and other operations that provide information technology and other support services to those regulated operations. The Company segregates its regulated operations into a Gas Utility Services operating segment and an Electric Utility Services operating segment. The Gas Utility Services segment provides natural gas distribution and transportation services to nearly two-thirds of Indiana and to west central Ohio. The Electric Utility Services segment provides electric distribution services primarily to southwestern Indiana, and includes the Company's power generating and marketing operations. The Company cross manages its regulated operations as separated between Energy Delivery, which includes the gas and electric transmission and distribution functions, and Power Supply, which includes the power generating and marketing operations. For these regulated operations the Company uses after tax operating income as a measure of profitability, consistent with regulatory reporting requirements. For the Utility Group's other operations, net income is used as the measure of profitability.

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

Corporate and Other includes unallocated corporate expenses such as branding and charitable contributions, among other activities, that benefit the Company's other operating segments. Net income is the measure of profitability used by management for both the Nonregulated Group and Corporate and Other. Information related to the Company's business segments is summarized below:

                                                           Year Ended December 31,
---------------------------------------------------------------------------------------
(In millions)                                           2004        2003        2002
---------------------------------------------------------------------------------------
Revenues
  Utility Group
     Gas Utility Services                            $ 1,126.2   $ 1,112.3   $   908.0
     Electric Utility Services                           371.3       335.7       328.6
     Other Operations                                     32.9        26.5        22.4
     Eliminations                                        (32.4)      (25.7)      (22.1)
---------------------------------------------------------------------------------------
        Total Utility Group                            1,498.0     1,448.8     1,236.9
---------------------------------------------------------------------------------------
  Nonregulated Group                                     272.1       219.2       352.3
  Corporate & Other                                          -         1.0        1.0
  Eliminations                                           (80.3)      (81.3)      (66.4)
---------------------------------------------------------------------------------------
  Consolidated Revenues                              $ 1,689.8   $ 1,587.7   $ 1,523.8
=======================================================================================


                                                           Year Ended December 31,
---------------------------------------------------------------------------------------
(In millions)                                           2004        2003         2002
---------------------------------------------------------------------------------------
Profitability Measure
  Utility Group:  Regulated Operating Income
  (Operating Income Less Applicable Income Taxes)
     Gas Utility Services                            $    70.9   $    74.9   $    80.7
     Electric Utility Services                            65.6        63.8        73.2
---------------------------------------------------------------------------------------
        Total Regulated Operating Income                 136.5       138.7       153.9
---------------------------------------------------------------------------------------
  Regulated other income - net                             2.1         5.1         5.1
  Regulated interest expense & preferred dividends       (62.7)      (62.0)      (63.7)
---------------------------------------------------------------------------------------
     Regulated Net Income                                 75.9        81.8        95.3
---------------------------------------------------------------------------------------
     Other Operations Net Income                           7.2         3.8         1.8
---------------------------------------------------------------------------------------
            Utility Group Net Income                      83.1        85.6        97.1
---------------------------------------------------------------------------------------
  Nonregulated Group Net Income                           26.4        27.6        19.0
  Corporate & Other Net Loss                              (1.6)       (2.0)       (2.1)
---------------------------------------------------------------------------------------
  Consolidated Net Income                            $   107.9   $   111.2   $   114.0
=======================================================================================
Amounts Included in Profitability Measures
  Depreciation & Amortization
     Utility Group
       Gas Utility Services                          $    57.0   $    61.1   $    56.8
       Electric Utility Services                          53.3        42.6        40.0
       Other Operations                                   17.5        14.2        13.9
---------------------------------------------------------------------------------------
            Total Utility Group                          127.8       117.9       110.7
---------------------------------------------------------------------------------------
     Nonregulated Group                                   12.0        10.5         8.6
     Corporate & Other                                     0.3         0.3         0.3
---------------------------------------------------------------------------------------
     Consolidated Depreciation & Amortization        $   140.1   $   128.7   $   119.6
=======================================================================================
  Interest Expense
     Utility Group
       Regulated Operations                          $    62.7   $    62.0   $    63.7
       Other Operations                                    4.7         4.1         5.4
---------------------------------------------------------------------------------------
            Total Utility Group                           67.4        66.1        69.1
---------------------------------------------------------------------------------------
     Nonregulated Group                                   11.3         9.7         9.1
     Corporate & Other                                    (1.0)       (0.2)        0.3
---------------------------------------------------------------------------------------
     Consolidated Interest Expense                   $    77.7   $    75.6        78.5
=======================================================================================
  Equity in Earnings of Unconsolidated
       Affiliates
     Utility Group:  Other Operations                $     0.2   $    (0.5)  $    (1.8)
     Nonregulated Group                                   20.4        12.7        10.9
---------------------------------------------------------------------------------------
     Consolidated Equity in Earnings
       of Unconsolidated Affiliates                  $    20.6   $    12.2   $     9.1
=======================================================================================


                                                           Year Ended December 31,
---------------------------------------------------------------------------------------
(In millions)                                           2004         2003        2002
---------------------------------------------------------------------------------------
Income Taxes
  Utility Group
     Gas Utility Services                            $    17.5   $    19.5   $    18.2
     Electric Utility Services                            30.8        29.8        27.5
     Other Operations                                      4.8         2.3         1.1
---------------------------------------------------------------------------------------
        Total Utility Group                               53.1        51.6        46.8
---------------------------------------------------------------------------------------
  Nonregulated Group                                     (13.6)      (13.2)       (6.9)
  Corporate & Other                                       (0.5)       (0.7)       (1.0)
---------------------------------------------------------------------------------------
  Consolidated Income Taxes                          $    39.0   $    37.7   $    38.9
=======================================================================================
Capital Expenditures
  Utility Group
     Gas Utility Services                            $    89.1   $    95.0   $    63.0
     Electric Utility Services                           150.6       124.1        88.8
     Other Operations                                     27.9        15.9        65.5
---------------------------------------------------------------------------------------
        Total Utility Group                              267.6       235.0       217.3
---------------------------------------------------------------------------------------
  Nonregulated Group                                      10.3        13.2        28.0
  Corporate & Other                                        0.1         2.3         2.2
  Transfers of Assets                                     (0.1)      (14.3)      (28.8)
---------------------------------------------------------------------------------------
  Consolidated Capital Expenditures                  $   277.9   $   236.2   $   218.7
=======================================================================================
Investments in Equity Method Investees
  Utility Group:  Other Operations                   $       -   $       -   $     0.3
  Nonregulated Group                                      18.2        16.6        12.2
---------------------------------------------------------------------------------------
  Consolidated Investments in Equity
      Method Investees                               $    18.2   $    16.6   $    12.5
=======================================================================================

                                                         At December 31,
---------------------------------------------------------------------------
(In millions)                                           2004        2003
---------------------------------------------------------------------------
Assets
  Utility Group
     Gas Utility Services                            $ 1,892.8   $ 1,805.0
     Electric Utility Services                         1,090.1       974.6
     Other Operations                                    175.0       162.4
     Eliminations                                        (10.2)      (16.9)
---------------------------------------------------------------------------
        Total Utility Group                            3,147.7     2,925.1
---------------------------------------------------------------------------
  Nonregulated Group                                     447.9       454.0
  Corporate & Other                                      292.8       287.5
  Eliminations                                          (301.5)     (313.2)
---------------------------------------------------------------------------
  Consolidated Assets                                $ 3,586.9   $ 3,353.4
===========================================================================

17. Additional Operational & Balance Sheet Information

Prepayments and other current assets in the Consolidated Balance Sheets consist of the following:
                                                         At December 31,
---------------------------------------------------------------------------
(In millions)                                            2004        2003
---------------------------------------------------------------------------
Prepaid gas delivery service                           $ 116.9     $  97.7
Prepaid taxes                                              9.8        20.1
Other prepayments & current assets                        14.6        13.3
---------------------------------------------------------------------------
       Total prepayments & other current assets        $ 141.3     $ 131.1
===========================================================================

Accrued liabilities in the Consolidated Balance Sheets consist of the following:
                                                          At December 31,
---------------------------------------------------------------------------
(In millions)                                            2004        2003
---------------------------------------------------------------------------
Accrued taxes                                          $  32.1     $  33.2
Refunds to customers & customer deposits                  31.0        24.5
Accrued interest                                          15.9        16.5
Refundable gas costs                                       6.3           -
Deferred income taxes                                      4.5         6.9
Accrued salaries & other                                  42.3        28.2
---------------------------------------------------------------------------
       Total accrued liabilities                       $ 132.1     $ 109.3
===========================================================================


Other - net in the Consolidated Statements of Income consists of the following:
                                                       Year Ended December 31,
-------------------------------------------------------------------------------
(In millions)                                         2004      2003      2002
-------------------------------------------------------------------------------
AFUDC & capitalized interest                         $ 4.6    $  5.9    $  5.7
Interest income                                        3.0       3.2       4.7
Gains on sale of investments & assets                  0.6       7.5       1.8
Leveraged lease investment income                      1.5       1.9       1.1
Other income                                           1.0       3.2       2.7
Other expense                                         (9.3)     (8.7)     (4.5)
-------------------------------------------------------------------------------
       Total other - net                             $ 1.4    $ 13.0    $ 11.5
===============================================================================

18. Quarterly Financial Data (Unaudited)

Information in any one quarterly period is not indicative of annual results due to the seasonal variations common to the Company's utility operations. Summarized quarterly financial data for 2004 and 2003 follows:

-------------------------------------------------------------------------------
(In millions, except per share amounts)     Q1        Q2        Q3        Q4
-------------------------------------------------------------------------------
2004
  Operating revenues                     $ 645.3   $ 276.7   $ 254.4   $ 513.4
  Operating income                          88.6      20.4      23.8      69.9
  Net income                                54.8       3.3       9.7      40.1
  Earnings per share:
    Basic                                $  0.73   $  0.04   $  0.13   $  0.53
    Diluted                                 0.72      0.04      0.13      0.53
-------------------------------------------------------------------------------
2003
  Operating revenues                     $ 626.7   $ 268.4   $ 240.3   $ 452.3
  Operating income                          94.7      17.5      18.2      69.0
  Net income                                55.7       4.1       7.3      44.1
  Earnings per share:
    Basic                                $  0.82   $  0.06   $  0.10   $  0.59
    Diluted                                 0.82      0.06      0.10      0.58

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES

              Changes in Internal Controls over Financial Reporting
During the quarter ended December 31, 2004, there have been no changes to the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

  Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures As of December 31, 2004, the Company conducted an evaluation under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness and the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective at providing reasonable assurance that material information relating to the Company required to be disclosed by the Company in its filings under the Securities Exchange Act of 1934 (Exchange Act) is brought to their attention on a timely basis.

        Management's Report on Internal Control over Financial Reporting
Vectren Corporation's management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation under the framework in Internal Control -- Integrated Framework, the Company concluded that its internal control over financial reporting was effective as of December 31, 2004.

Management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2004 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this annual report.

ITEM 9B.  OTHER INFORMATION

None.
                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The information required by Part III, Item 10 of this Form 10-K is incorporated by reference herein, and made part of this Form 10-K, from the Company's definitive Proxy Statement for its 2005 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, within 120 days after the end of the fiscal year. The Company's executive officers are the same as those named executive officers detailed in the Proxy Statement

The Company's Corporate Governance Guidelines, its charters for each of its Audit, Compensation and Nominating and Corporate Governance Committees, and its Code of Ethics covering the Company's directors, officers and employees are available on the Company's website, www.vectren.com, and a copy will be mailed upon request to Investor Relations, Attention: Steve Schein, 20 N.W. Fourth Street, Evansville, Indiana 47708. The Company intends to disclose any amendments to the Code of Ethics or waivers of the Code of Ethics on behalf of the Company's directors or officers including, but not limited to, the principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions on the Company's website at the internet address set forth above promptly following the date of such amendment or waiver and such information will also be available by mail upon request to Investor Relations, Attention: Steve Schein, 20 N.W. Fourth Street, Evansville, Indiana 47708.

ITEM 11.  EXECUTIVE COMPENSATION

Information required by Part III, Item 11 of this Form 10-K is incorporated by reference herein, and made part of this Form 10-K, from the Company's definitive Proxy Statement for its 2005 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, within 120 days after the end of the fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except with respect to equity compensation plan information of the Registrant, which is included herein, the information required by Part III, Item 12 of this Form 10-K is incorporated by reference herein, and made part of this Form 10-K, from the Company's definitive Proxy Statement for its 2005 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, within 120 days after the end of the fiscal year.

              Shares Issuable under Share-Based Compensation Plans

As of December 31, 2004, the following shares were authorized to be issued under share-based compensation plans:

-----------------------------------------------------------------------------------------------
                                            A                 B                   C

                                        Number of         Weighted       Number of securities
                                     securities to be  average exercise remaining available for
                                       issued upon        price of       future issuance under
                                       exercise of       outstanding      equity compensation
                                       outstanding         options,        plans (excluding
                                     options, warrants   warrants and    securities reflected
            Plan category              and rights           rights           in column (a)
-----------------------------------  -----------------  --------------  -----------------------
Equity compensation plans approved

   by security holders (1)              2,211,853 (2)      $ 23.10             2,515,241 (3)
Equity compensation plans not
   approved by security holders                 -                -                     -
-----------------------------------------------------------------------------------------------
Total                                   2,211,853          $ 23.10             2,515,241
===============================================================================================

(1) Includes the following Vectren Corporation Plans: Vectren Corporation At-Risk Compensation Plan, 1994 SIGCORP Stock Option Plan, Vectren Corporation Executive Restricted Stock Plan, and Vectren Corporation Directors Restricted Stock Plan.
(2) Includes a stock option grant of 286,400 options approved by the board of directors' Compensation Committee, effective January 1, 2005.
(3) Includes shares available for issuance under the Vectren Corporation At-Risk Compensation Plan (1,769,221), of which up to 800,000 shares may be issued in restricted stock, 1994 SIGCORP Stock Option Plan (387,503), Vectren Corporation Executive Restricted Stock Plan (310,288), and Vectren Corporation Directors Restricted Stock Plan (48,229). Shares available for issuance under the At Risk Plan have been reduced by the issuance of 138,900 restricted shares approved by the board of directors' Compensation Committee, effective January 1, 2004.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by Part III, Item 13 of this Form 10-K is incorporated by reference herein, and made part of this Form 10-K, from the Company's definitive Proxy Statement for its 2005 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, within 120 days after the end of the fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by Part III, Item 14 of this Form 10-K is incorporated by reference herein, and made part of this Form 10-K, from the Company's definitive Proxy Statement for its 2005 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, within 120 days after the end of the fiscal year.

                                     PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

                 List Of Documents Filed As Part Of This Report

Consolidated Financial Statements

The consolidated financial statements and related notes, together with the report of Deloitte & Touche LLP, appear in Part II "Item 8 Financial Statements and Supplementary Data" of this Form 10-K.

Supplemental Schedules

For the years ended December 31, 2004, 2003, and 2002, the Company's Schedule II -- Valuation and Qualifying Accounts Consolidated Financial Statement Schedules is presented herein. The report of Deloitte & Touche LLP on the schedule may be found in Item 8. All other schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or related notes in Item 8.

                                   SCHEDULE II
                      Vectren Corporation and Subsidiaries
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
               Column A                   Column B        Column C           Column D     Column E
---------------------------------------------------------------------------------------------------
                                                          Additions
                                                     --------------------
                                         Balance at   Charged    Charged    Deductions   Balance at
                                         Beginning      to       to Other      from        End of
              Description                 Of Year     Expenses   Accounts  Reserves, Net    Year
----------------------------------------------------------------------------------------------------
(In millions)
VALUATION AND QUALIFYING ACCOUNTS:
Year 2004 - Accumulated provision for
            uncollectible accounts         $ 3.2       $ 11.9       $  -       $ 13.1      $ 2.0
Year 2003 - Accumulated provision for
            uncollectible accounts         $ 5.5       $ 12.8       $  -       $ 15.1      $ 3.2
Year 2002 - Accumulated provision for
            uncollectible accounts         $ 5.3       $ 11.7       $  -       $ 11.5      $ 5.5
OTHER RESERVES:
Year 2004 - Restructuring costs            $ 3.2       $    -       $  -       $  0.5      $ 2.7
Year 2003 - Restructuring costs            $ 4.2       $    -       $  -       $  1.0      $ 3.2
Year 2002 - Restructuring costs            $ 5.1       $    -       $  -       $  0.9      $ 4.2

Year 2002 - Merger & integration costs     $ 0.4       $    -       $  -       $  0.4      $   -

List of Exhibits

The Company has incorporated by reference herein certain exhibits as specified below pursuant to Rule 12b-32 under the Exchange Act. Exhibits for the Company attached to this filing filed electronically with the SEC are listed below. Exhibits for the Company are listed in the Index to Exhibits beginning on page 80.

                               Vectren Corporation
                                    Form 10-K
                                Attached Exhibits



The following Exhibits were filed electronically with the SEC with this filing.

Exhibit
Number     Document
-------    --------

4.1 Southern Indiana Gas and Electric Company with Deutsche Bank Trust Company, as Trustee. Supplemental Indenture related to the First Mortgage Bonds Series B 1993 due 2023, dated August 1, 2004

4.2 Southern Indiana Gas and Electric Company with Deutsche Bank Trust Company, as Trustee. Supplemental Indenture related to the First Mortgage Bonds Series A 1985 due 2015, dated October 1, 2004

21.1       List of Company's Significant Subsidiaries

23.1       Consent of Registered Public Accounting Firm

31.1 Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1       Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of
           2002.

                                INDEX TO EXHIBITS

2. Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession
2.1 Asset Purchase Agreement dated December 14, 1999 between Indiana Energy, Inc. and The Dayton Power and Light Company and Number-3CHK with a commitment letter for a 364-Day Credit Facility dated December 16,1999. (Filed and designated in Current Report on Form 8-K dated December 28, 1999, File No. 1-9091, as Exhibit 2 and 99.1)

3. Articles of Incorporation and By-Laws
3.1 Amended and Restated Articles of Incorporation of Vectren Corporation effective March 31, 2000. (Filed and designated in Current Report on Form 8-K filed April 14, 2000, File No. 1-15467, as Exhibit 4.1.)
3.2 Amended and Restated Code of By-Laws of Vectren Corporation as of October 29, 2003. (Filed and designated in Quarterly Report on Form 10-Q filed November 13, 2003, File No. 1-15467, as Exhibit 3.1.)
3.3 Shareholders Rights Agreement dated as of October 21, 1999 between Vectren Corporation and Equiserve Trust Company, N.A., as Rights Agent. (Filed and designated in Form S-4 (No. 333-90763),filed November 12, 1999, File No. 1-15467, as Exhibit 4.)

4. Instruments Defining the Rights Of Security Holders, Including Indentures
4.1     Mortgage and Deed of Trust dated as of April 1, 1932 between
        Southern Indiana Gas and Electric Company and Bankers Trust Company, as Trustee, and Supplemental Indentures thereto dated August 31, 1936, October 1, 1937, March 22, 1939, July 1, 1948, June 1, 1949, October 1,
        1949, January 1, 1951, April 1, 1954, March 1, 1957, October 1, 1965,
        September 1, 1966, August 1, 1968, May 1, 1970, August 1, 1971, April 1,
        1972, October 1, 1973, April 1, 1975, January 15, 1977, April 1, 1978,
        June 4, 1981, January 20, 1983, November 1, 1983, March 1, 1984, June 1,
        1984, November 1, 1984, July 1, 1985, November 1, 1985, June 1, 1986.
        (Filed and designated in Registration No. 2-2536 as Exhibits B-1 and B-2; in Post-effective Amendment No. 1 to Registration No. 2-62032 as Exhibit (b)(4)(ii), in Registration No. 2-88923 as Exhibit 4(b)(2), in Form 8-K, File No. 1-3553, dated June 1, 1984 as Exhibit (4), File No. 1-3553, dated March 24, 1986 as Exhibit 4-A, in Form 8-K, File No. 1-3553, dated June 3, 1986 as Exhibit (4).) July 1, 1985 and
        November 1, 1985 (Filed and designated in Form 10-K, for the fiscal year 1985, File No. 1-3553, as Exhibit 4-A.) November 15, 1986 and
        January 15, 1987. (Filed and designated in Form 10-K, for the fiscal year 1986, File No. 1-3553, as Exhibit 4-A.) December 15, 1987. (Filed and designated in Form 10-K, for the fiscal year 1987, File No. 1-3553, as Exhibit 4-A.) December 13, 1990. (Filed and designated in Form 10-K, for the fiscal year 1990, File No. 1-3553, as Exhibit 4-A.)
        April 1, 1993. (Filed and designated in Form 8-K, dated April 13, 1993, File No. 1-3553, as Exhibit 4.) June 1, 1993 (Filed and designated in Form 8-K, dated June 14, 1993, File No. 1-3553, as Exhibit 4.) May 1, 1993. (Filed and designated in Form 10-K, for the fiscal year 1993, File No. 1-3553, as Exhibit 4(a).) July 1, 1999. (Filed and designated in Form 10-Q, dated August 16, 1999, File No. 1-3553, as Exhibit 4(a).) March 1, 2000. (Filed and designated in Form 10-K for the year ended December 31, 2001, File No. 1-15467, as Exhibit 4.1.) August 1, 2004. (Filed Herewith.) October 1, 2004. (Filed Herewith.)

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

4.3 Indenture dated October 19, 2001, among Vectren Utility Holdings, Inc., Indiana Gas Company, Inc., Southern Indiana Gas and Electric Company, Vectren Energy Delivery of Ohio, Inc., and U.S. Bank Trust National Association. (Filed and designated in Form 8-K, dated October 19, 2001, File No. 1-16739, as Exhibit 4.1); First Supplemental Indenture, dated October 19, 2001, between Vectren Utility Holdings, Inc., Indiana Gas Company, Inc., Southern Indiana Gas and Electric Company, Vectren Energy Delivery of Ohio, Inc., and U.S. Bank Trust National Association.
        (Filed and designated in Form 8-K, dated October 19, 2001, File No. 1-16739, as Exhibit 4.2); Second Supplemental Indenture, among Vectren Utility Holdings, Inc., Indiana Gas Company, Inc., Southern Indiana Gas and Electric Company, Vectren Energy Delivery of Ohio, Inc., and U.S. Bank Trust National Association. (Filed and designated in Form 8-K, dated November 29, 2001, File No. 1-16739, as Exhibit 4.1); Third Supplemental Indenture, among Vectren Utility Holdings, Inc., Indiana Gas Company, Inc., Southern Indiana Gas and Electric Company, Vectren Energy Delivery of Ohio, Inc., and U.S. Bank Trust National Association. (Filed and designated in Form 8-K, dated July 24, 2003, File No. 1-16739, as Exhibit 4.1).

10. Material Contracts
10.1 Summary description of Southern Indiana Gas and Electric Company's nonqualified Supplemental Retirement Plan (Filed and designated in Form 10-K for the fiscal year 1992, File No. 1-3553, as Exhibit 10-A-17.) First Amendment, effective April 16, 1997 (Filed and designated in Form 10-K for the fiscal year 1997, File No. 1-3553, as Exhibit 10.29.).
10.2 Southern Indiana Gas and Electric Company 1994 Stock Option Plan (Filed and designated in Southern Indiana Gas and Electric Company's Proxy Statement dated February 22, 1994, File No. 1-3553, as Exhibit A.)
10.3    Indiana Energy, Inc. Unfunded Supplemental Retirement Plan for a
        Select Group of Management Employees as amended and restated effective December 1, 1998. (Filed and designated in Form 10-Q for the quarterly period ended December 31, 1998, File No. 1-9091, as Exhibit 10-G.)
10.4 Indiana Energy, Inc. Nonqualified Deferred Compensation Plan effective January 1, 1999. (Filed and designated in Form 10-Q for the quarterly period ended December 31, 1998, File No. 1-9091, as Exhibit 10-H.)
10.5 Indiana Energy, Inc. Executive Restricted Stock Plan as amended and restated effective October 1, 1998. (Filed and designated in Form 10-K for the fiscal year ended September 30, 1998, File No. 1-9091, as
        Exhibit 10-O.) First Amendment, effective December 1, 1998 (Filed and designated in Form 10-Q for the quarterly period ended December 31, 1998, File No. 1-9091, as Exhibit 10-I.).
10.6 Indiana Energy, Inc. Director's Restricted Stock Plan as amended and restated effective May 1, 1997. (Filed and designated in Form 10-Q for the quarterly period ended June 30, 1997, File No. 1-9091, as Exhibit 10-B.) First Amendment, effective December 1, 1998. (Filed and designated in Form 10-Q for the quarterly period ended December 31, 1998, File No. 1-9091, as Exhibit 10-J.) Second Amendment, Plan renamed the Vectren Corporation Directors Restricted Stock Plan effective October 1, 2000. (Filed and designated in Form 10-K for the year ended December 31, 2000, File No. 1-15467, as Exhibit 10-34.) Third Amendment, effective March 28, 2001. (Filed and designated in Form 10-K for the year ended December 31, 2000, File No. 1-15467, as Exhibit 10-35.)
10.7 Vectren Corporation At Risk Compensation Plan effective May 1, 2001. (Filed and designated in Vectren Corporation's Proxy Statement dated March 16, 2001, File No. 1-15467, as Appendix B.)
10.8 Vectren Corporation Non-Qualified Deferred Compensation Plan, as amended and restated effective January 1, 2001. (Filed and designated in Form 10-K, for the year ended December 31, 2001, File No. 1-15467, as Exhibit 10.32.)
10.9 Vectren Corporation Employment Agreement between Vectren Corporation and Niel C. Ellerbrook dated as of March 31, 2000. (Filed and designated in Form 10-Q for the quarterly period ended June 30, 2000, File No. 1-15467, as Exhibit 99.1.)
10.10 Vectren Corporation Employment Agreement between Vectren Corporation and Jerome A. Benkert, Jr. dated as of March 31, 2000. (Filed and designated in Form 10-Q for the quarterly period ended June 30, 2000, File No. 1-15467, as Exhibit 99.3.)
10.11 Vectren Corporation Employment Agreement between Vectren Corporation and Carl L. Chapman dated as of March 31, 2000. (Filed and designated in Form 10-Q for the quarterly period ended June 30, 2000, File No. 1-15467, as Exhibit 99.4.)
10.12 Vectren Corporation Employment Agreement between Vectren Corporation and Ronald E. Christian dated as of March 31, 2000. (Filed and designated in Form 10-Q for the quarterly period ended June 30, 2000, File No. 1-15467, as Exhibit 99.5.)
10.13 Vectren Corporation Employment Agreement between Vectren Corporation and Richard G. Lynch dated as of March 31, 2000. (Filed and designated in Form 10-Q for the quarterly period ended June 30, 2000, File No. 1-15467, as Exhibit 99.8.)
10.14 Vectren Corporation Employment Agreement between Vectren Corporation and William S. Doty dated as of April 30, 2001. (Filed and designated in Form 10-K, for the year ended December 31, 2001, File No. 1-15467, as Exhibit 10.43.)
10.15   Vectren Corporation At Risk Compensation Plan specimen Restricted
        Stock Grant Agreement for officers, effective January 1, 2005. (Filed and designated in Form 8-K, dated January 1, 2005, File No. 1-15467, as
        Exhibit 99-1.)
10.16 Vectren Corporation At Risk Compensation Plan specimen Stock Option Grant Agreement for officers, effective January 1, 2005. (Filed and designated in Form 8-K, dated January 1, 2005, File No. 1-15467, as
        Exhibit 99-2.)
10.17 Vectren Corporation specimen employment agreement dated February 1, 2005. (Filed and designated in Form 8-K, dated February 1, 2005, File No. 1-15467, as Exhibit 99-1.)
10.18 Gas Sales and Portfolio Administration Agreement between Indiana Gas Company, Inc. and ProLiance Energy, LLC, effective August 30, 2003. (Filed and designated in Form 10-K, for the year ended December 31, 2003, File No. 1-15467, as Exhibit 10.15.)
10.19 Gas Sales and Portfolio Administration Agreement between Southern Indiana Gas and Electric Company and ProLiance Energy, LLC, effective September 1, 2002. (Filed and designated in Form 10-K, for the year ended December 31, 2003, File No. 1-15467, as Exhibit 10.16.)
10.20 Gas Sales and Portfolio Administration Agreement between Vectren Energy Delivery of Ohio and ProLiance Energy, LLC, effective October 31, 2000. (Filed and designated in Form 10-K, for the year ended December 31, 2001, File No. 1-15467, as Exhibit 10-24.)
10.21 Coal Supply Agreement for F.B. Culley Generating Station between Southern Indiana Gas and Electric Company and Vectren Fuels, Inc., dated December 17, 1997 and effective January 1, 1998. (Filed and designated in Form 10-K, for the year ended December 31, 2003, File No. 1-15467, as
        Exhibit 10.18.) Portions of the document have been omitted pursuant to a request to a request for confidential treatment.
10.22 Amendment 1, effective January 1, 2003, to Coal Supply Agreement between Southern Indiana Gas and Electric Company and Vectren Fuels, Inc originally dated December 17, 1997. (Filed and designated in Form 10-K, for the year ended December 31, 2003, File No. 1-15467, as Exhibit 10.19.)
10.23 Coal Supply Agreement for Generating Stations at Yankeetown, Warrick County, Indiana, and West Franklin, Posey County, Indiana between Southern Indiana Gas and Electric Company and Vectren Fuels, Inc., dated January 19, 2000. (Filed and designated in Form 10-K, for the year ended December 31, 2003, File No. 1-15467, as Exhibit 10.20.)
10.24 Amendment 1, effective January 1, 2004, to Coal Supply Agreement between Southern Indiana Gas and Electric Company and Vectren Fuels, Inc originally dated January 19, 2000. (Filed and designated in Form 10-K, for the year ended December 31, 2003, File No. 1-15467, as Exhibit 10.21.)
10.25 Coal Supply Agreement for Warrick Generating Station between Southern Indiana Gas and Electric Company and Vectren Fuels, Inc. dated October 1, 2003. (Filed and designated in Form 10-K, for the year ended December 31, 2003, File No. 1-15467, as Exhibit 10.22.)
10.26 Coal Supply Agreement for Warrick Generating Station between Southern Indiana Gas and Electric Company and Vectren Fuels, Inc. dated January 1, 2004. (Filed and designated in Form 10-K, for the year ended December 31, 2003, File No. 1-15467, as Exhibit 10.23.)
10.27 Formation Agreement among Indiana Energy, Inc., Indiana Gas Company, Inc., IGC Energy, Inc., Indiana Energy Services, Inc., Citizens Gas & Coke Utility, Citizens Energy Services Corporation and ProLiance Energy, LLC, effective March 15, 1996. (Filed and designated in Form 10-Q for the quarterly period ended March 31, 1996, File No. 1-9091, as Exhibit 10-C.)

21. Subsidiaries of the Company
The list of the Company's significant subsidiaries is attached hereto as Exhibit 21.1.

23. Consents of Experts and Counsel
The consent of Deloitte & Touche LLP is attached hereto as Exhibit 23.1.

31. Certification Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 Chief Executive Officer Certification Pursuant to Section 302 Of The Sarbanes-
     Oxley Act Of 2002 is attached hereto as Exhibit 31.1

Chief Financial Officer Certification Pursuant to Section 302 Of The Sarbanes-
     Oxley Act Of 2002 is attached hereto as Exhibit 31.2

32. Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Certification Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002 is attached hereto as Exhibit 32.1

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                VECTREN CORPORATION


Dated February 23, 2005
                                                /s/ Niel C. Ellerbrook
                                                -----------------------------
                                                Niel C. Ellerbrook,
                                                Chairman, President, Chief
                                                Executive Officer, and Director

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in capacities and on the dates indicated.


          Signature                        Title                         Date
                                 Chairman, President, Chief
   /s/ Niel C. Ellerbrook        Executive Officer, &              February 23, 2005
----------------------------     Director (Principal Executive    -------------------
     Niel C. Ellerbrook          Officer)


 /s/ Jerome A. Benkert, Jr.      Executive Vice President &        February 23, 2005
----------------------------     Chief Financial Officer          -------------------
   Jerome A. Benkert, Jr.        (Principal Financial Officer)


   /s/ M. Susan Hardwick         Vice President & Controller       February 23, 2005
----------------------------     (Principal Accounting Officer)   -------------------
     M. Susan Hardwick


     /s/ John M. Dunn            Director                          February 23, 2005
----------------------------                                      -------------------
       John M. Dunn


   /s/ John D. Engelbrecht       Director                          February 23, 2005
----------------------------                                      -------------------
     John D. Engelbrecht


    /s/ Anton H. George          Director                          February 23, 2005
----------------------------                                      -------------------
      Anton H. George


    /s/ Robert L. Koch II        Director                          February 23, 2005
----------------------------                                      -------------------
      Robert L. Koch II


    /s/ William G. Mays          Director                          February 23, 2005
----------------------------                                      -------------------
      William G. Mays


  /s/ J. Timothy McGinley        Director                          February 23, 2005
----------------------------                                      -------------------
    J. Timothy McGinley


   /s/ Richard P. Rechter        Director                          February 23, 2005
----------------------------                                      -------------------
     Richard P. Rechter


   /s/ Ronald G. Reherman        Director                          February 23, 2005
----------------------------                                      -------------------
     Ronald G. Reherman


   /s/ R. Daniel Sadlier         Director                          February 23, 2005
----------------------------                                      -------------------
     R. Daniel Sadlier


  /s/ Richard W. Shymanski       Director                          February 23, 2005
----------------------------                                      -------------------
    Richard W. Shymanski


    /s/ Jean L.Wojtowicz         Director                          February 23, 2005
----------------------------                                      -------------------
      Jean L.Wojtowicz