Form 10-Q
period 2005-03-31
VECTREN CORP
filed 2005-05-03
CIK 1096385

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

For the quarterly period ended March 31, 2005

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from __________________ to __________________

Commission file number:   1-15467

                               VECTREN CORPORATION
            ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        INDIANA                                           35-2086905
---------------------------------------------------   ---------------------
 (State or other jurisdiction of incorporation or     (IRS Employer
  organization)                                        Identification No.)


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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 Common Stock- Without Par Value        76,082,813             April 30, 2005
---------------------------------       ----------             --------------
              Class                  Number of Shares               Date

                                Table of Contents

Item                                                                      Page
Number                                                                    Number
                          PART I. FINANCIAL INFORMATION
  1        Financial Statements (Unaudited)
           Vectren Corporation and Subsidiary Companies
                  Consolidated Condensed Balance Sheets                     1-2
                  Consolidated Condensed Statements of Income                 3
                  Consolidated Condensed Statements of Cash Flows             4
           Notes to Unaudited Consolidated Condensed Financial
           Statements                                                         5
  2        Management's Discussion and Analysis of Results of Operations
           and Financial Condition                                           16
  3        Quantitative and Qualitative Disclosures About Market Risk        32
  4        Controls and Procedures                                           32

                           PART II. OTHER INFORMATION
  1        Legal Proceedings                                                 32
  2        Unregistered Sales of Equity Securities and Use of Proceeds       32
  6        Exhibits                                                          33
           Signatures                                                        33

                                   Definitions

AFUDC:  allowance for funds used during      MMBTU:  millions of British thermal
 construction                                  units
APB:  Accounting Principles Board            MW:  megawatts
EITF:  Emerging Issues Task Force            MWh/GWh:  megawatt hours/thousands
                                               of megawatt hours(gigawatt hours)
FASB:  Financial Accounting Standards Board  NOx:  nitrogen oxide
FERC:  Federal Energy Regulatory Commission  OUCC:  Indiana Office of the
                                               Utility Consumer Counselor
IDEM:  Indiana Department of Environmental   PUCO:  Public Utilities Commission
 Management                                    of Ohio
IURC:  Indiana Utility Regulatory Commission SFAS: Statement of Financial
                                               Accounting Standards
MCF/BCF:  millions / billions of cubic feet  USEPA:  United States Environmental
                                               Protection Agency
MDth/MMDth:  thousands / millions of         Throughput: combined gas sales and
 dekatherms                                    gas transportation volumes

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  VECTREN CORPORATION AND SUBSIDIARY COMPANIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Unaudited - In millions)

                                                   March 31,       December 31,
-------------------------------------------------------------------------------
                                                      2005             2004
-------------------------------------------------------------------------------
                ASSETS
                ------
Current Assets
  Cash & cash equivalents                          $   11.0         $    9.6
  Accounts receivable - less reserves of
      $2.4 & $2.0, respectively                       192.9            173.5
  Accrued unbilled revenues                           121.4            176.6
  Inventories                                          46.5             67.6
  Recoverable fuel & natural gas costs                    -             17.7
  Prepayments & other current assets                   49.1            141.3
-------------------------------------------------------------------------------
     Total current assets                             420.9            586.3
-------------------------------------------------------------------------------

Utility Plant
  Original cost                                     3,482.6          3,465.2
  Less:  accumulated depreciation & amortization    1,321.1          1,309.0
-------------------------------------------------------------------------------
      Net utility plant                             2,161.5          2,156.2
-------------------------------------------------------------------------------

Investments in unconsolidated affiliates              196.1            180.0
Other investments                                     115.8            115.1
Non-utility property - net                            235.9            229.2
Goodwill - net                                        207.1            207.1
Regulatory assets                                      79.5             82.5
Other assets                                           30.5             30.5
-------------------------------------------------------------------------------
TOTAL ASSETS                                       $3,447.3         $3,586.9
===============================================================================

The accompanying notes are an integral part of these consolidated condensed financial statements.

                  VECTREN CORPORATION AND SUBSIDIARY COMPANIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Unaudited - In millions)

                                                   March 31,       December 31,
-------------------------------------------------------------------------------
                                                      2005             2004
-------------------------------------------------------------------------------
    LIABILITIES & SHAREHOLDERS' EQUITY
    ----------------------------------
Current Liabilities
  Accounts payable                                 $   56.5         $  123.8
  Accounts payable to affiliated companies             78.3            109.3
  Refundable fuel & natural gas costs                  24.0              6.3
  Accrued liabilities                                 190.4            125.8
  Short-term borrowings                               235.3            412.4
  Current maturities of long-term debt                 38.5             38.5
  Long-term debt subject to tender                     10.0             10.0
-------------------------------------------------------------------------------
      Total current liabilities                       633.0            826.1
-------------------------------------------------------------------------------

Long-term Debt - Net of Current Maturities &
  Debt Subject to Tender                            1,016.2          1,016.6

Deferred Income Taxes & Other Liabilities
  Deferred income taxes                               240.4            234.0
  Regulatory liabilities                              256.4            251.7
  Deferred credits & other liabilities                166.7            163.2
-------------------------------------------------------------------------------
      Total deferred credits & other liabilities      663.5            648.9
-------------------------------------------------------------------------------

Minority Interest in Subsidiary                         0.4              0.4

Commitments & Contingencies (Notes 7-10)

Cumulative, Redeemable Preferred Stock of a
    Subsidiary                                            -              0.1

Common Shareholders' Equity
  Common stock (no par value) - issued &
      outstanding 75.9 and 75.6, respectively         527.5            526.8
  Retained earnings                                   616.6            583.0
  Accumulated other comprehensive loss                 (9.9)           (15.0)
-------------------------------------------------------------------------------
      Total common shareholders' equity             1,134.2          1,094.8
-------------------------------------------------------------------------------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY           $3,447.3         $3,586.9
===============================================================================


 The accompanying notes are an integral part of these consolidated condensed financial statements.

                  VECTREN CORPORATION AND SUBSIDIARY COMPANIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                (Unaudited - In millions, except per share data)


                                             Three Months Ended March 31,
----------------------------------------------------------------------------
                                                2005              2004
----------------------------------------------------------------------------
OPERATING REVENUES
   Gas utility                                $ 516.7           $ 505.1
   Electric utility                              94.7              88.8
   Energy services & other                       65.8              51.4
----------------------------------------------------------------------------
        Total operating revenues                677.2             645.3
----------------------------------------------------------------------------
OPERATING EXPENSES
   Cost of gas sold                             370.9             365.6
   Fuel for electric generation                  26.9              22.9
   Purchased electric energy                      2.3               4.4
   Cost of energy services & other               51.6              40.0
   Other operating                               71.1              71.2
   Depreciation & amortization                   37.1              32.5
   Taxes other than income taxes                 22.1              22.7
----------------------------------------------------------------------------
        Total operating expenses                582.0             559.3
----------------------------------------------------------------------------
OPERATING INCOME                                 95.2              86.0
OTHER INCOME (EXPENSE)
   Equity in earnings of unconsolidated
      affiliates                                  6.4              16.9
   Other income (expense) - net                   2.4              (3.1)
----------------------------------------------------------------------------
        Total other income                        8.8              13.8
----------------------------------------------------------------------------
INTEREST EXPENSE                                 20.1              19.3
----------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                       83.9              80.5
----------------------------------------------------------------------------
INCOME TAXES                                     27.8              25.7
----------------------------------------------------------------------------
NET INCOME                                    $  56.1           $  54.8
============================================================================

AVERAGE COMMON SHARES OUTSTANDING                75.6              75.5
DILUTED COMMON SHARES OUTSTANDING                76.1              75.8

EARNINGS PER SHARE OF COMMON STOCK:
   BASIC                                      $  0.74           $  0.73
   DILUTED                                    $  0.74           $  0.72

DIVIDENDS DECLARED PER SHARE OF
   COMMON STOCK                               $  0.30           $  0.29


The accompanying notes are an integral part of these consolidated condensed financial statements.

                  VECTREN CORPORATION AND SUBSIDIARY COMPANIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (Unaudited - In millions)


                                                       Three Months Ended March 31,
-----------------------------------------------------------------------------------
                                                           2005            2004
-----------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                              $ 56.1          $ 54.8
  Adjustments to reconcile net income
   to cash from operating activities:
     Depreciation & amortization                            37.1            32.5
     Deferred income taxes & investment tax credits         (0.2)           (2.3)
     Equity in earnings of unconsolidated affiliates        (6.4)          (16.9)
     Net unrealized gain on derivative instruments          (2.5)           (2.8)
     Pension & postretirement periodic benefit cost          4.5             4.3
     Other non-cash charges - net                            6.0            11.2
     Changes in working capital accounts:
       Accounts receivable & accrued unbilled
         revenue                                            30.2            (5.6)
       Inventories                                          21.1            21.6
       Recoverable/refundable fuel & natural gas costs      35.4            11.4
       Prepayments & other current assets                   94.7           107.9
       Accounts payable, including to affiliated
        companies                                          (98.3)          (55.3)
       Accrued liabilities                                  67.0            60.6
     Changes in noncurrent assets                            2.5            (1.0)
     Changes in noncurrent liabilities                      (1.8)           (2.8)
-----------------------------------------------------------------------------------
       Net cash flows from operating activities            245.4           217.6
-----------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from stock option exercises & other
   stock plans                                                 -             2.3
  Requirements for:
     Dividends on common stock                             (22.5)          (21.5)
     Retirement of long-term debt                           (0.1)              -
     Redemption of preferred stock of
      subsidiary                                            (0.1)           (0.1)
  Net change in short-term borrowings                     (177.1)         (143.9)
-----------------------------------------------------------------------------------
       Net cash flows from financing activities           (199.8)         (163.2)
-----------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from:
     Unconsolidated affiliate distributions                  1.4             2.0
     Notes receivable & other collections                    0.5             0.6
  Requirements for:
     Capital expenditures, excluding AFUDC
       equity                                              (43.4)          (44.5)
     Unconsolidated affiliate investments                   (2.7)           (3.2)
-----------------------------------------------------------------------------------
       Net cash flows from investing activities            (44.2)          (45.1)
-----------------------------------------------------------------------------------
Net increase in cash & cash equivalents                      1.4             9.3
Cash & cash equivalents at beginning of period               9.6            15.3
-----------------------------------------------------------------------------------
Cash & cash equivalents at end of period                  $ 11.0          $ 24.6
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

Indiana Gas provides energy delivery services to approximately 555,000 natural gas customers located in central and southern Indiana. SIGECO provides energy delivery services to approximately 136,000 electric customers and approximately 110,000 gas customers located near Evansville in southwestern Indiana. SIGECO also owns and operates electric generation to serve its electric customers and optimizes those assets in the wholesale power market. Indiana Gas and SIGECO generally do business as Vectren Energy Delivery of Indiana. The Ohio operations provide energy delivery services to approximately 315,000 natural gas customers located near Dayton in west central Ohio. The Ohio operations are owned as a tenancy in common by Vectren Energy Delivery of Ohio, Inc. (VEDO), a wholly owned subsidiary, (53% ownership) and Indiana Gas (47% ownership). The Ohio operations generally do business as Vectren Energy Delivery of Ohio.

The Company is also involved in nonregulated activities in three primary business areas: Energy Marketing and Services, Coal Mining, and Utility Infrastructure Services. Energy Marketing and Services markets natural gas and provides energy management services, including energy performance contracting services. Coal Mining mines and sells coal and generates IRS Code Section 29 tax credits relating to the production of coal-based synthetic fuels. Utility Infrastructure Services provides underground construction and repair, facilities locating, and meter reading services. In addition, there are other businesses that invest in broadband communication services, energy-related opportunities, real estate, and leveraged leases, among other activities. These operations are collectively referred to as the Nonregulated Group. The Nonregulated Group supports the Company's regulated utilities pursuant to service contracts by providing natural gas supply services, coal, utility infrastructure services, and other services.

2. Basis of Presentation

The interim consolidated condensed financial statements included in this report have been prepared by the Company, without audit, as provided in the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted as provided in such rules and regulations. The Company believes that the information in this report reflects all adjustments necessary to fairly state the results of the interim periods reported. These consolidated condensed financial statements and related notes should be read in conjunction with the Company's audited annual consolidated financial statements for the year ended December 31, 2004, filed March 2, 2005, on Form 10-K. Because of the seasonal nature of the Company's utility operations, the results shown on a quarterly basis are not necessarily indicative of annual results. Certain amounts from the prior period reported in this Quarterly Report on Form 10-Q have been reclassified to conform to the 2005 financial statement presentation. These reclassifications had no impact on reported net income.

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

Other Plans
In addition to its stock option plans, the Company also maintains restricted stock and phantom stock plans for executives, strategic employees, and non-employee directors. In January 2005, 138,900 restricted shares at a fair value of $26.63 per share were issued to management. The shares vest over four years.

Compensation expense associated with these restricted stock and phantom stock plans for the three months ended March 31, 2005 and 2004, was $1.3 million ($0.7 million after tax) and $0.8 million ($0.5 million after tax), respectively. The amount of expense is consistent with the amount of expense that would have been recognized if the Company used the fair value based method described in SFAS No. 123 "Accounting for Stock Based Compensation" (SFAS 123), as amended, to value these awards.

Pro forma Information
Following is the effect on net income and earnings per share as if the fair value based method described in SFAS 123 had been applied to all share-based compensation plans:

                                                    Three Months Ended March 31,
--------------------------------------------------------------------------------
(In millions, except per share amounts)                   2005       2004
--------------------------------------------------------------------------------
Net Income:
    As reported                                          $ 56.1     $ 54.8
    Add: Share-based employee compensation included
            in reported net income - net of tax             0.7        0.5
    Deduct:  Total share-based employee compensation
            expense determined under fair value based
            method for all awards - net of tax              1.0        0.7
--------------------------------------------------------------------------------
    Pro forma net income                                 $ 55.8     $ 54.6
================================================================================

Basic Earnings Per Share:
         As reported                                     $ 0.74     $ 0.73
         Pro forma                                         0.74       0.72

Diluted Earnings Per Share:
         As reported                                     $ 0.74     $ 0.72
         Pro forma                                         0.73       0.72

SFAS 123 (revised 2004)
In December 2004, the FASB issued Statement 123 (revised 2004), "Share-Based Payments" (SFAS 123R) that will require compensation costs related to all share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS 123R replaces SFAS 123 and supersedes APB 25. In April 2005, the SEC extended the effective date of SFAS 123R to January 1, 2006 for calendar year companies like the Company. SFAS 123R provides for multiple transition methods, and the Company is still evaluating potential methods for adoption. The adoption of this standard is not expected to have a material effect on the Company's operating results or financial condition.

4. Comprehensive Income

Comprehensive income consists of the following:

                                                  Three Months Ended March 31,
------------------------------------------------------------------------------
(In millions)                                           2005       2004
------------------------------------------------------------------------------
Net income                                             $ 56.1     $ 54.8
Comprehensive income of unconsolidated
    affiliates - net of tax                               5.1        2.2
------------------------------------------------------------------------------
Total comprehensive income                             $ 61.2     $ 57.0
==============================================================================

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

                                                    Three Months Ended March 31,
--------------------------------------------------------------------------------
(In millions, except per share data)                      2005        2004
--------------------------------------------------------------------------------

Numerator:
   Numerator for basic and diluted EPS - Net income      $ 56.1      $ 54.8
================================================================================

Denominator:
   Denominator for basic EPS - Weighted average
       common shares outstanding                           75.6        75.5
   Conversion of stock options and lifting of
       restrictions on issued restricted stock              0.5         0.3
--------------------------------------------------------------------------------
   Denominator for diluted EPS - Adjusted weighted
       average shares outstanding and assumed
       conversions outstanding                             76.1        75.8
================================================================================

Basic earnings per share                                 $ 0.74      $ 0.73
Diluted earnings per share                               $ 0.74      $ 0.72

For the three months ended March 31, 2004, options to purchase an additional 22,274 shares of the Company's common stock were outstanding, but were not included in the computation of diluted earnings per share because their effect would have been antidilutive. Exercise prices for options excluded from the computation ranged from $24.90 to $25.59. For the three months ended March 31, 2005, no antidilutive shares were outstanding.

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

Net Periodic Benefit Cost
A summary of the components of net periodic benefit cost follows:

                                             Three Months Ended March 31,
----------------------------------------------------------------------------------
                                        Pension Benefits        Other Benefits
                                      ---------------------- ---------------------
(In millions)                           2005        2004       2005       2004
----------------------------------------------------------------------------------
Service cost                              $ 1.4       $ 1.6      $ 0.3      $ 0.3
Interest cost                               3.5         3.3        1.3        1.5
Expected return on plan assets             (3.3)       (3.3)      (0.1)      (0.2)
Amortization of prior service cost          0.4         0.2          -          -
Amortization of transitional obligation       -           -        0.7        0.7
Amortization of actuarial loss (gain)       0.4         0.2       (0.1)         -
----------------------------------------------------------------------------------
    Net periodic benefit cost             $ 2.4       $ 2.0      $ 2.1      $ 2.3
==================================================================================

Employer Contributions to Qualified Pension Plans
Currently, the Company expects to contribute approximately $3.7 million to its pension plan trusts for 2005. Through March 31, 2005, no contributions to the pension plan trusts have been made.

Amendment to Plans
Pension and postretirement periodic cost has increased from approximately $13 million in 2002 to over $16 million in 2004. Preliminary estimates of 2005 periodic cost approximated $18 million. In January 2005, the Company announced the amendment of certain postretirement benefit plans, effective January 1, 2006. The amendment will result in an estimated $3 million decrease in 2005 periodic cost. Two of the unions that represent bargaining employees at the Company's regulated subsidiaries have advised the Company that it is their position that these changes are not permitted under the existing collective bargaining agreements which govern the relationship between the employees and the affected subsidiaries. With assistance from legal counsel, management has analyzed the unions' position and continues to believe that the Company has reserved the right to amend the affected plans and that changing these benefits for retirees is not a mandatory subject of bargaining. Future changes in health care costs, work force demographics, interest rates, or plan changes could significantly affect the estimated cost of these future benefits.

7. Transactions with ProLiance Energy, LLC

ProLiance Energy, LLC (ProLiance), a nonregulated energy marketing affiliate of Vectren and Citizens Gas and Coke Utility (Citizens Gas), provides services to a broad range of municipalities, utilities, industrial operations, schools, and healthcare institutions located throughout the Midwest and Southeast United States. ProLiance's primary customers include Vectren's utilities and nonregulated gas supply operations as well as Citizens Gas. ProLiance's primary businesses include gas marketing, gas portfolio optimization, and other portfolio and energy management services. The Company, including its retail gas supply operations, contracted for all natural gas purchases through ProLiance in all periods presented. The Company accounts for its investment in ProLiance using the equity method of accounting.

As part of a settlement agreement approved by the IURC during July 2002, the gas supply agreements with Indiana Gas and SIGECO, were approved and extended through March 31, 2007. The utilities may decide to conduct a "request for proposal" (RFP) for a new supply administrator, or they may decide to make an alternative proposal for procurement of gas supply. That decision will be made by December 2005. To the extent an RFP is conducted, ProLiance is fully expected to participate in the RFP process for service to the utilities after March 31, 2007.

Transactions with ProLiance
Purchases from ProLiance for resale and for injections into storage for the three months ended March 31, 2005 and 2004, totaled $253.4 million and $247.9 million, respectively. Amounts owed to ProLiance at March 31, 2005, and December 31, 2004, for those purchases were $77.8 million and $108.2 million, respectively, and are included in Accounts payable to affiliated companies. Amounts charged by ProLiance for gas supply services are established by supply agreements with each utility.

ProLiance Contingency
In 2002, a civil lawsuit was filed in the United States District Court for the Northern District of Alabama by the City of Huntsville, Alabama d/b/a Huntsville Utilities, Inc. (Huntsville Utilities) against ProLiance. Huntsville Utilities asserted claims based on alleged breach of contract with respect to the provision of portfolio services and/or pricing advice, fraud, fraudulent inducement, and other theories, including conversion and violations under the Racketeering, Influenced and Corrupt Organizations Act (RICO). These claims related generally to: (1) alleged breach of contract in providing advice and/or administering portfolio arrangements; (2) alleged promises to provide gas at a below-market rate; (3) the creation and repayment of a "winter levelizing program" instituted by ProLiance in conjunction with the Manager of Huntsville's Gas Utility to allow Huntsville Utilities to pay its gas bills from the winter of 2000-2001 over an extended period of time coupled with the alleged ignorance about the program on the part of Huntsville Utilities' Gas Board and other management, and; (4) conversion of Huntsville Utilities' gas storage supplies to repay the balance owed on the winter levelizing program and the alleged lack of authority of Huntsville Utilities' gas manager to approve those sales.

In early 2005, a jury trial commenced and on February 10, 2005, the jury returned a verdict largely in favor of Huntsville Utilities and awarded Huntsville Utilities compensatory damages of $8.2 million and punitive damages of $25.0 million. The jury rejected Huntsville Utilities' claim of conversion. The jury also rejected a counter claim by ProLiance for payment of amounts due from Huntsville Utilities. Following that verdict, there were a number of issues presented to the judge for resolution. Huntsville made a claim under federal law that it was entitled to have the compensatory damage award trebled. The judge has rejected that request. ProLiance made a claim against Huntsville for unjust enrichment, which was also rejected by the judge. Still pending before the judge is a request by Huntsville's lawyers for $2.7 million in attorneys' fees. ProLiance has contested that request. It is anticipated that post-judgment motions will be filed with the judge. Absent a substantial reduction to the judgment, ProLiance would expect to initiate the appeal process as ProLiance's management believes there are reasonable grounds for appeal which offer a basis for reversal of the entire verdict.

While it is reasonably possible that a liability has been incurred by ProLiance, it is not possible to predict the ultimate outcome of an appeal of the verdict. ProLiance recorded a reserve of $3.9 million as of December 31, 2004, reflective of their assessment of the lower end of the range of potential exposure on certain issues identified in the case and inclusive of estimated ongoing litigation costs. Amounts due from Huntsville Utilities were fully reserved by ProLiance in 2003.

As an equity investor in ProLiance, the Company reflected its share of the charge, or $1.4 million after tax, in its 2004 results. It is not expected that an unfavorable outcome on appeal will have a material adverse effect on the Company's consolidated financial position or its liquidity, but an unfavorable outcome could be material to the Company's earnings.

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

In past rulings, the Internal Revenue Service (IRS) has concluded that the synthetic fuel produced at the Pace Carbon facilities should qualify for Section 29 tax credits. The IRS issued a private letter ruling with respect to the four projects on November 11, 1997, and subsequently issued an updated private letter ruling on September 23, 2002. As a partner in Pace Carbon, Vectren has reflected total tax credits under Section 29 in its consolidated results through March 31, 2005, of approximately $61 million. To date, Vectren has been in a position to fully recognize the credits generated. Primarily from the use of these credits, the Company was in an Alternative Minimum Tax (AMT) position in 2004 and expects to be in that position in 2005. As a result, the Company has an AMT credit carryforward of approximately $34 million at March 31, 2005.

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

Further, Section 29 tax credits are only available when the price of oil is less than a base price specified by the tax code, as adjusted for inflation. The Company does not believe that credits realized in prior years will be affected by the limitation, but an average NYMEX price in excess of approximately $60 per barrel for the remainder of 2005, could limit Section 29 tax credits in 2005 and beyond. In January 2005, the Company executed an insurance arrangement that partially limits the Company's exposure if a limitation on the availability of tax credits were to occur in 2005 and/or 2006 due to oil prices. The insurance policy protects approximately two-thirds of the expected 2005 and one-third of the expected 2006 tax credits.

Vectren believes it is justified in its reliance on the private letter rulings and recent IRS audit results for the Pace Carbon facilities. Additionally, the Company does not currently expect oil price limitations on the credits. Therefore, the Company will continue to recognize Section 29 tax credits as they are earned until there is either a change in the tax code or the IRS' interpretation of that tax code.

United States Securities and Exchange Commission Inquiry into PUHCA Exemption
In July 2004, the Company received a letter from the SEC regarding its exempt status under the Public Utility Holding Company Act of 1935 (PUHCA). The letter asserts that Vectren's out of state electric power sales exceed the amount previously determined by the SEC to be acceptable in order to qualify for the exemption. There is pending a request by Vectren for an order of exemption under
Section 3(a)(1) of PUHCA. Vectren also claims the benefit of the exemption pursuant to Rule 2 under Section 3(a)(1) of PUHCA by filing an annual statement on SEC Form U-3A-2. The Company has responded to the SEC inquiry and filed an amended Form U-3A-2 for the year ended December 31, 2003. The amendment changed the method of aggregating wholesale power sales and purchases outside of Indiana from that previously reported. The new method is to aggregate by delivery point. The amendment also submitted clarifications as to activity outside of Indiana related to gas utility operations.

Guarantees & Product Warranties
Vectren Corporation issues guarantees to third parties on behalf of its unconsolidated affiliates. Such guarantees allow those affiliates to execute transactions on more favorable terms than the affiliate could obtain without such a guarantee. Guarantees may include posted letters of credit, leasing guarantees, and performance guarantees. As of March 31, 2005, guarantees issued and outstanding on behalf of unconsolidated affiliates approximated $6 million. The Company has also issued a guarantee approximating $4 million related to the residual value of an operating lease that expires in 2006.

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

Through March 31, 2005, approximately $238 million (excluding AFUDC) has been expended, and three of the four SCR's are operational. Once all equipment is installed and operational, related annual operating expenses, including depreciation expense, are estimated to be between $24 million and $27 million.

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

Clean Air Interstate Rule & Clean Air Mercury Rule
In March of 2005 USEPA finalized two new air emission reduction regulations. The Clean Air Interstate Rule (CAIR) is an allowance cap and trade program requiring further reductions in Nitrogen Oxides (NOx) and Sulfur Dioxide (SO2) emissions from coal-burning power plants. The Clean Air Mercury Rule (CAMR) is an allowance cap and trade program requiring further reductions in mercury emissions from coal-burning power plants. Both sets of regulations require emission reductions in two phases. The first phase deadline for both rules is 2010, and the second phase deadline for compliance with the emission reductions required under CAIR is 2015, while the second phase deadline for compliance with the emission reduction requirements of CAMR is 2018. The Company is evaluating compliance options and fully expects to be in compliance by the required deadlines.

10.Rate & Regulatory Matters

SIGECO and Indiana Gas Base Rate Settlements
On June 30, 2004, the IURC approved a $5.7 million base rate increase for SIGECO's gas distribution business, and on November 30, 2004, approved a $24 million base rate increase for Indiana Gas' gas distribution business. The new rate designs include a larger service charge, which is intended to address to some extent earnings volatility related to weather. The base rate change in SIGECO's service territory was implemented on July 1, 2004, resulting in additional revenues in the first quarter of 2005 of $1.6 million. The base rate change in Indiana Gas' service territory was implemented on December 1, 2004, resulting in additional revenues in the first quarter of 2005 of $6.3 million.

VEDO Base Rate Increase Settlement
On April 13, 2005, the PUCO approved a $15.7 million base rate increase for VEDO's gas distribution business. The new rate design includes a larger service charge, which is intended to address to some extent earnings volatility related to weather. The new rates also provide for funding of conservation programs and the recovery of on-going costs to comply with the Pipeline Safety Improvement Act of 2002. The base rate change was implemented on April 14, 2005. Accordingly, no impact of the VEDO base rate change has been reflected in the interim financial statements for the first quarter of 2005.

Gas Cost Recovery (GCR) Audit Proceedings
There is an Ohio requirement that Ohio gas utilities undergo a biannual audit of their gas acquisition practices in connection with the gas cost recovery (GCR) mechanism. In the case of VEDO, a two-year audit period ended in November 2002. That audit period provided the PUCO staff its initial review of the portfolio administration arrangement between VEDO and ProLiance. The external auditor retained by the PUCO staff submitted an audit report in the fall of 2003 wherein it recommended a disallowance of approximately $7 million of previously recovered gas costs. The Company believes a large portion of the third party auditor recommendations is without merit. A hearing has been held, and the PUCO staff has recommended a $6.1 million disallowance. The Ohio Consumer Counselor has recommended an $11.5 million disallowance. For this PUCO audit period, any disallowance relating to the Company's ProLiance arrangement will be shared by the Company's joint venture partner. Based on a review of the matters, the Company has recorded $1.1 million for its estimated pretax share of a potential disallowance. A PUCO decision on this matter is yet to be issued. The Company is also unable to determine the effects that a PUCO decision for the audit period ended in November 2002 may have on results in audit periods beginning after November 2002.

11.Impact of Recently Issued Accounting Guidance

FIN 47
In March 2005, the FASB issued FASB Interpretation No. 47 (FIN 47), an interpretation of SFAS 143. The interpretation is effective for the Company no later than December 31, 2005. FIN 47 clarifies that a legal obligation to perform an asset retirement activity that is conditional on a future event is within SFAS 143's scope. It also clarifies the meaning of the term "conditional asset retirement obligation" as a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of an asset retirement obligation that is conditional on a future event if the liability's fair value can be estimated reasonably. The interpretation provides examples of conditional asset retirement obligations that may need to be recognized under the provisions of FIN 47, including asbestos and utility pole removal and dismantling plant. The interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 requires the reassessment of whether a portion of accrued removal costs should be recharacterized as a liability under generally accepted accounting principles. FIN 47 may also require the accrual of additional liabilities and could result in increased near-term expense. The Company is currently assessing the impact this interpretation will have on its financial statements.

EITF 04-06
At its March 2005 meeting, the EITF Task Force reached a consensus on EITF 04-06 "Accounting for Stripping Costs Incurred during Production in the Mining Industry"(EITF 04-06) that stripping costs incurred during the production phase of a mine are variable production costs that should be included in the cost of the inventory produced during the period that the stripping costs are incurred. EITF 04-06 is effective for the first reporting period in fiscal years beginning after December 15, 2005, with early adoption permitted.

It has been the Company's policy to account for such costs as mine development costs. If material, any unamortized costs that cannot be reclassified to inventory must be charged to earnings as a cumulative effect of change in accounting principle. The Company is in the process of determining if the impact of this standard will be material to its operating results.

12.Segment Reporting

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

The Nonregulated Group is comprised of one operating segment as defined by SFAS 131 that includes various subsidiaries and affiliates offering and investing in energy marketing and services, coal mining and utility infrastructure services, among other broadband and energy-related opportunities.

The Corporate and Other Group is comprised of one operating segment as defined by SFAS 131 that includes unallocated corporate expenses such as branding and charitable contributions, among other activities, that benefit the Company's other operating segments. Information related to the Company's business segments is summarized below:

                                                   Three Months Ended March 31,
-------------------------------------------------------------------------------
(In millions)                                            2005         2004
-------------------------------------------------------------------------------
Revenues
  Utility Group
      Gas Utility Services                             $ 516.7      $ 505.1
      Electric Utility Services                           94.7         88.8
      Other Operations                                     9.1          9.4
      Eliminations                                        (8.9)        (9.1)
-------------------------------------------------------------------------------
          Total Utility Group                            611.6        594.2
-------------------------------------------------------------------------------
  Nonregulated Group                                      89.5         70.4
  Corporate & Other Group                                    -            -
  Eliminations                                           (23.9)       (19.3)
-------------------------------------------------------------------------------
  Consolidated Revenues                                $ 677.2      $ 645.3
===============================================================================

Profitability Measure
  Utility Group:  Regulated Operating Income
  (Operating Income Less Applicable Income Taxes)
      Gas Utility Services                             $  45.1      $  46.1
      Electric Utility Services                           17.3         13.4
-------------------------------------------------------------------------------
          Total Regulated Operating Income                62.4         59.5
-------------------------------------------------------------------------------
  Regulated other income (expense) - net                  (0.1)        (0.6)
  Regulated interest expense & preferred dividends       (15.9)       (15.8)
-------------------------------------------------------------------------------
      Regulated Net Income                                46.4         43.1
-------------------------------------------------------------------------------
      Other Operations Net Income                          1.7          1.6
-------------------------------------------------------------------------------
              Utility Group Net Income                    48.1         44.7
-------------------------------------------------------------------------------
  Nonregulated Group Net Income                            8.9         10.6
  Corporate & Other Group Net Loss                        (0.9)        (0.5)
-------------------------------------------------------------------------------
  Consolidated Net Income                              $  56.1      $  54.8
===============================================================================

2004 Gas Utility Services regulated operating income was favorably impacted by a $3.2 million adjustment to utility plant depreciation expense. 2004 Electric Utility Services regulated operating income was unfavorably impacted by a $2.2 million adjustment to regulatory asset amortization.

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

Indiana Gas provides energy delivery services to approximately 555,000 natural gas customers located in central and southern Indiana. SIGECO provides energy delivery services to approximately 136,000 electric customers and approximately 110,000 gas customers located near Evansville in southwestern Indiana. SIGECO also owns and operates electric generation to serve its electric customers and optimizes those assets in the wholesale power market. Indiana Gas and SIGECO generally do business as Vectren Energy Delivery of Indiana. The Ohio operations provide energy delivery services to approximately 315,000 natural gas customers located near Dayton in west central Ohio. The Ohio operations are owned as a tenancy in common by Vectren Energy Delivery of Ohio, Inc. (VEDO), a wholly owned subsidiary, (53% ownership) and Indiana Gas (47% ownership). The Ohio operations generally do business as Vectren Energy Delivery of Ohio.

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

The Company is also involved in nonregulated activities in three primary business areas: Energy Marketing and Services, Coal Mining, and Utility Infrastructure Services. Energy Marketing and Services markets natural gas and provides energy management services, including energy performance contracting services. Coal Mining mines and sells coal and generates IRS Code Section 29 tax credits relating to the production of coal-based synthetic fuels. Utility Infrastructure Services provides underground construction and repair, facilities locating, and meter reading services. In addition, there are other businesses that invest in broadband communication services, energy-related opportunities, real estate, and leveraged leases among other activities. These operations are collectively referred to as the Nonregulated Group. The Nonregulated Group supports the Company's regulated utilities pursuant to service contracts by providing natural gas supply services, coal, utility infrastructure services, and other services.

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

             Executive Summary of Consolidated Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto.

                                                   Three Months Ended March 31,
-------------------------------------------------------------------------------
(In millions, except per share data)                    2005           2004
-------------------------------------------------------------------------------
Net income                                             $ 56.1         $ 54.8
   Attributed to:  Utility Group                       $ 48.1         $ 44.7
                   Nonregulated Group                     8.9           10.6
                   Corporate & other                     (0.9)          (0.5)
-------------------------------------------------------------------------------
Basic earnings per share                               $ 0.74         $ 0.73
   Attributed to:  Utility Group                       $ 0.63         $ 0.60
                   Nonregulated Group                    0.12           0.14
                   Corporate & other                    (0.01)         (0.01)

Results

For the three months ended March 31, 2005, net income was $56.1 million, or $.74 per share, compared to $54.8 million, or $0.73 per share for the three months ended March 31, 2004.

Utility Group earnings were $48.1 million for the three months ended March 31, 2005, compared to $44.7 million in the prior year. The $3.4 million increase in Utility Group earnings is due to the implementation of new gas base rates in the Company's Indiana service territories, higher electric revenues associated with recovery of pollution control investments, and increased wholesale electric margins. Gas base rate increases added margin of $7.9 million, or $4.7 million after tax. These increases were partially offset by the impact of warmer weather on customer usage during this high consumption quarter and increased depreciation expense and income taxes. For the quarter ended March 31, 2005, heating weather 7 percent warmer than normal and 3 percent warmer than the prior year reduced first quarter 2005 margins by an estimated $4.8 million ($2.9 million after tax) and by an estimated $3.0 million ($1.7 million after tax) when compared to the same period last year.

Nonregulated Group earnings were $8.9 million for the three months ended March 31, 2005, compared to $10.6 million in the prior year. The Company's primary nonregulated business groups, Energy Marketing and Services, Coal Mining, and Utility Infrastructure Services, contributed $9.4 million to 2005 earnings, down slightly from the $10.0 million contributed in 2004. The slight decrease is attributable to lower earnings from gas marketing and performance contracting operations, offset by increased earnings from mining operations.

The 2004 contribution from Other Businesses reflects an after tax gain of $5.3 million recognized on the sale of an investment held by Haddington Energy Partners which was largely offset by a $4.5 million after tax charge related to the write down of the Company's broadband investments.

Dividends

Dividends declared for the three months ended March 31, 2005, were $0.295 per share compared to $0.285 per share for the same period in 2004.

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

                   Results of Operations of the Utility Group

The Utility Group is comprised of Vectren Utility Holdings, Inc.'s operations, which consist of the Company's regulated operations and other operations that provide information technology and other support services to those regulated operations. The Company segregates its regulated operations into a Gas Utility Services operating segment and an Electric Utility Services operating segment. The Gas Utility Services segment provides natural gas distribution and transportation services to nearly two-thirds of Indiana and to west central Ohio. The Electric Utility Services segment provides electric distribution services primarily to southwestern Indiana, and includes the Company's power generating and marketing operations. In total, these regulated operations supply natural gas and/or electricity to nearly one million customers. The results of operations of the Utility Group before certain intersegment eliminations and reclassifications for the three months ended March 31, 2005 and 2004, follow:

                                                   Three Months Ended March 31,
-------------------------------------------------------------------------------
(In millions, except per share data)                   2005             2004
-------------------------------------------------------------------------------
OPERATING REVENUES
  Gas utility                                        $ 516.7          $ 505.1
  Electric utility                                      94.7             88.8
  Other                                                  0.2              0.3
-------------------------------------------------------------------------------
     Total operating revenues                          611.6            594.2
-------------------------------------------------------------------------------
OPERATING EXPENSES
  Cost of gas sold                                     370.9            365.6
  Fuel for electric generation                          26.9             22.9
  Purchased electric energy                              2.3              4.4
  Other operating                                       61.6             62.1
  Depreciation & amortization                           33.4             29.6
  Taxes other than income taxes                         21.8             22.3
-------------------------------------------------------------------------------
     Total operating expenses                          516.9            506.9
-------------------------------------------------------------------------------
OPERATING INCOME                                        94.7             87.3
OTHER INCOME (EXPENSE)
  Other income (expense) - net                           2.2              1.9
  Equity in earnings (losses) of
    unconsolidated affiliates                              -              0.2
-------------------------------------------------------------------------------
     Total other income (expense)                        2.2              2.1
-------------------------------------------------------------------------------
INTEREST EXPENSE                                        16.9             17.0
-------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                              80.0             72.4
-------------------------------------------------------------------------------
INCOME TAXES                                            31.9             27.7
-------------------------------------------------------------------------------
NET INCOME                                            $ 48.1           $ 44.7
===============================================================================
CONTRIBUTION TO VECTREN BASIC EPS                     $ 0.63           $ 0.60
===============================================================================

Utility Group earnings were $48.1 million for the three months ended March 31, 2005, compared to $44.7 million in the prior year. The $3.4 million increase in Utility Group earnings is due to the implementation of new gas base rates in the company's Indiana service territories, higher electric revenues associated with pollution control investments, and increased wholesale electric margins. Gas base rate increases added margin of $7.9 million, or $4.7 million after tax. These increases were partially offset by the impact of warmer weather on customer usage during this high consumption quarter and increased depreciation expense and income taxes. For the quarter ended March 31, 2005, heating weather 7 percent warmer than normal and 3 percent warmer than the prior year reduced first quarter 2005 margins by an estimated $4.8 million ($2.9 million after tax) and by an estimated $3.0 million ($1.7 million after tax) when compared to the same period last year.

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

Gas Utility Margin (Gas Utility Revenues less Cost of Gas Sold)
Gas Utility margin and throughput by customer type follows:

                                                   Three Months Ended March 31,
-------------------------------------------------------------------------------
(In millions)                                           2005          2004
-------------------------------------------------------------------------------

  Residential                                          $ 94.8        $ 91.7
  Commercial                                             32.9          31.5
  Industrial                                             15.6          14.9
  Miscellaneous                                           2.5           1.4

-------------------------------------------------------------------------------
    Total gas utility margin                          $ 145.8       $ 139.5
===============================================================================

Sold & transported volumes in MMDth:
  To residential & commercial customers                  55.0          59.1
  To industrial customers                                26.8          27.4
-------------------------------------------------------------------------------
    Total throughput                                     81.8          86.5
===============================================================================

Gas Utility margins for the three months ended March 31, 2005, were $145.8 million, an increase of $6.3 million, or 4 percent, compared to the prior year period. The rate case orders implemented in the second half of 2004 added margin of $7.9 million. This increase in revenues reflects new gas rates designed to recover the majority of the authorized increase evenly through higher customer charges and non-weather sensitive usage rates. It is estimated that weather 7 percent warmer than normal and 3 percent warmer than prior year decreased margins $2.6 million and was the primary contributor to the decreased throughput. The remaining change is primarily attributable to expense recovery pursuant to Ohio regulatory trackers. The average cost per dekatherm of gas purchased for the three months ended March 31, 2005, was $7.29 compared to $6.60 in 2004.

Electric Utility Margin (Electric Utility Revenues less Fuel for Electric Generation and Purchased Electric Energy)
Electric Utility margin by revenue type follows:

                                                   Three Months Ended March 31,
-------------------------------------------------------------------------------
(In millions)                                          2005            2004
-------------------------------------------------------------------------------
Residential & commercial                              $ 37.1          $ 35.2
Industrial                                              15.3            14.5
Municipalities & other                                   4.1             4.8
-------------------------------------------------------------------------------
     Total retail & firm wholesale                      56.5            54.5
Asset optimization                                       9.0             7.0
-------------------------------------------------------------------------------
         Total electric utility margin                $ 65.5          $ 61.5
===============================================================================

Retail & Firm Wholesale Margin
For the three months ended March 31, 2005, margin from serving native load and firm wholesale customers was $56.5 million, an increase of $2.0 million when compared to 2004. Margin increased $2.6 million due to the increase in retail electric rates related to recovery of environmental compliance expenditures and related operating expenses. The effects of weather partially offset the increase by approximately $0.4 million. Resulting primarily from weather, total retail and firm wholesale volumes sold decreased 4% to 1,439.2 GWh in 2005, compared to 1,499.7 GWh in 2004.

Margin from Asset Optimization Activities
Periodically, generation capacity is in excess of that needed to serve native load and firm wholesale customers. The Company markets this unutilized capacity to optimize the return on its owned generation assets. Substantially the entire margin from these activities is generated from contracts that are integrated with portfolio requirements around power supply and delivery and are short-term purchase and sale transactions that expose the Company to limited market risk.

Following is a reconciliation of asset optimization activity:

                                                   Three Months Ended March 31,
-------------------------------------------------------------------------------
(In millions)                                          2005            2004
-------------------------------------------------------------------------------
Beginning of Period Net Balance Sheet
   Position                                           $ (0.6)         $ (0.4)

Statement of Income Activity
  Net mark-to-market gains                               2.5             2.8
  Net realized gains recognized                          6.5             4.2
-------------------------------------------------------------------------------
    Net activity in electric utility margin              9.0             7.0
-------------------------------------------------------------------------------
Net cash received & other adjustments                   (6.0)           (3.2)
-------------------------------------------------------------------------------
End of Period Net Balance Sheet Position              $  2.4          $  3.4
===============================================================================

Net asset optimization margins increased $2.0 million compared to 2004 due to an increase in available capacity. The availability of excess capacity was reduced in 2004 by scheduled outages of owned generation related to the installation of environmental compliance equipment.

Utility Group Operating Expenses

Other Operating
For the three months ended March 31, 2005, other operating expenses decreased $0.5 million, compared to the same period in 2004. The decrease was primarily due to $1.1 million in lower NOx operating expenses, offset somewhat by increased costs for scrubber chemicals, gasoline, and other costs.

Depreciation & Amortization
Depreciation expense increased $3.8 million in 2005, compared to 2004. Installation of environmental compliance equipment accounted for $1.4 million of the increase. In addition, the first quarter of 2004 was $1.8 million lower due to an adjustment of Ohio depreciation rates and amortization of Indiana regulatory assets.

Utility Group Income Taxes

For the three months ended March 31, 2005, Federal and state income taxes increased $4.2 million primarily due to higher pre-tax income.

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

Through March 31, 2005, $238 million has been expended, and three of the four SCR's are operational. Once all equipment is installed and operational, related annual operating expenses, including depreciation expense, are estimated to be between $24 million and $27 million.

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

Clean Air Interstate Rule & Clean Air Mercury Rule

In March of 2005 USEPA finalized two new air emission reduction regulations. The Clean Air Interstate Rule (CAIR) is an allowance cap and trade program requiring further reductions in Nitrogen Oxides (NOx) and Sulfur Dioxide (SO2) emissions from coal-burning power plants. The Clean Air Mercury Rule (CAMR) is an allowance cap and trade program requiring further reductions in mercury emissions from coal-burning power plants. Both sets of regulations require emission reductions in two phases. The first phase deadline for both rules is 2010, and the second phase deadline for compliance with the emission reductions required under CAIR is 2015, while the second phase deadline for compliance with the emission reduction requirements of CAMR is 2018. The Company is evaluating compliance options and fully expects to be in compliance by the required deadlines.

Rate and Regulatory Matters

SIGECO and Indiana Gas Base Rate Settlements
On June 30, 2004, the IURC approved a $5.7 million base rate increase for SIGECO's gas distribution business, and on November 30, 2004, approved a $24 million base rate increase for Indiana Gas' gas distribution business. The new rate designs include a larger service charge, which is intended to address to some extent earnings volatility related to weather. The base rate change in SIGECO's service territory was implemented on July 1, 2004, resulting in additional revenues in the first quarter of 2005 of $1.6 million. The base rate change in Indiana Gas' service territory was implemented on December 1, 2004, resulting in additional revenues in the first quarter of 2005 of $6.3 million.

VEDO Gas Base Rate Settlement

On April 13, 2005, the PUCO approved a $15.7 million base rate increase for VEDO's gas distribution business. The new rate design includes a larger service charge, which is intended to address to some extent earnings volatility related to weather. The new rates also provide for funding of conservation programs and the recovery of on-going costs to comply with the Pipeline Safety Improvement Act of 2002. The base rate change was implemented on April 14, 2005. Accordingly, no impact of the VEDO base rate change has been reflected in the interim financial statements for the first quarter of 2005. Incremental 2005 revenues resulting from the rate increase are expected to approximate $12 million.

Gas Cost Recovery (GCR) Audit Proceedings

There is an Ohio requirement that Ohio gas utilities undergo a biannual audit of their gas acquisition practices in connection with the gas cost recovery (GCR) mechanism. In the case of VEDO, a two-year audit period ended in November 2002. That audit period provided the PUCO staff its initial review of the portfolio administration arrangement between VEDO and ProLiance. The external auditor retained by the PUCO staff submitted an audit report in the fall of 2003 wherein it recommended a disallowance of approximately $7 million of previously recovered gas costs. The Company believes a large portion of the third party auditor recommendations is without merit. A hearing has been held, and the PUCO staff has recommended a $6.1 million disallowance. The Ohio Consumer Counselor has recommended an $11.5 million disallowance. For this PUCO audit period, any disallowance relating to the Company's ProLiance arrangement will be shared by the Company's joint venture partner. Based on a review of the matters, the Company has recorded $1.1 million for its estimated pretax share of a potential disallowance. A PUCO decision on this matter is yet to be issued. The Company is also unable to determine the effects that a PUCO decision for the audit period ended in November 2002 may have on results in audit periods beginning after November 2002.

Other Operating Matters

MISO

On April 1, 2005, the MISO Day Two energy markets commenced operation. As a result of being a market participant, the Company now bids its own generation into the Day Ahead and Real Time markets and procures power for its retail customers at Locational Marginal Pricing (LMP) as determined by the MISO market. Vectren, together with three other Indiana electric utilities, has sought authority from the IURC to recover the costs associated with MISO's implementation of the "Day 2 energy market." A hearing considering this request occurred in February, 2005, and Vectren is awaiting an order at this time. Pursuant to the pending proposal, LMP costs will be passed through to customers in Vectren's existing fuel cost recovery proceedings, and other MISO related costs are to be tracked and eventually recovered. The inception of these markets has had no impact on the Company's ability to reliably serve its customers.

United States Securities and Exchange Commission Inquiry into PUHCA Exemption

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

                 Results of Operations of the Nonregulated Group

The Nonregulated Group is comprised of three primary business areas: Energy Marketing and Services, Coal Mining, and Utility Infrastructure Services. Energy Marketing and Services markets natural gas and provides energy management services, including energy performance contracting services. Coal Mining mines and sells coal and generates IRS Code Section 29 investment tax credits relating to the production of coal-based synthetic fuels. Utility Infrastructure Services provides underground construction and repair, facilities locating, and meter reading services. In addition, there are other businesses that invest in broadband communication services, energy-related opportunities, real estate, and leveraged leases, among other activities. The Nonregulated Group supports the Company's regulated utilities pursuant to service contracts by providing natural gas supply services, coal, utility infrastructure services, and other services. Nonregulated Group earnings for the three months ended March 31, 2005 and 2004, follow:

                                                   Three Months Ended March 31,
-------------------------------------------------------------------------------
(In millions, except per share amounts)              2005                2004
-------------------------------------------------------------------------------
NET INCOME                                          $  8.9              $ 10.6
===============================================================================
CONTRIBUTION TO VECTREN BASIC EPS                   $ 0.12              $ 0.14
===============================================================================

NET INCOME ATTRIBUTED TO:
     Energy Marketing & Services                    $  6.0              $  7.0
     Coal Mining                                       4.4                 3.6
     Utility Infrastructure                           (1.0)               (0.6)
     Other Businesses                                 (0.5)                0.6

Nonregulated Group earnings were $8.9 million for the three months ended March 31, 2005, compared to $10.6 million in the prior year. The Company's primary nonregulated business groups, Energy Marketing and Services, Coal Mining, and Utility Infrastructure Services, contributed $9.4 million to 2005 earnings, down slightly from the $10.0 million contributed in 2004. The slight decrease is attributable to lower earnings from gas marketing and performance contracting operations, offset by increased earnings from mining operations.

The 2004 contribution from Other Businesses reflects an after tax gain of $5.3 million recognized on the sale of an investment held by Haddington Energy Partners which was largely offset by a $4.5 million after tax charge related to the write down of the Company's broadband-related investments.

Energy Marketing & Services

Energy Marketing and Services is comprised of the Company's gas marketing operations, performance contracting operations, and retail gas supply operations.

Gas marketing operations are performed through the Company's investment in ProLiance Energy LLC (ProLiance), a nonregulated energy marketing affiliate of Vectren and Citizens Gas and Coke Utility (Citizens Gas). ProLiance's primary businesses include gas marketing, gas portfolio optimization, and other portfolio and energy management services. ProLiance's primary customers include Vectren's utilities and nonregulated gas supply operations as well as Citizen's Gas and other large end-use customers. The Company accounts for its investment in ProLiance using the equity method of accounting.

As part of a settlement agreement approved by the IURC during July 2002, the gas supply agreements with Indiana Gas and SIGECO, were approved and extended through March 31, 2007. The utilities may decide to conduct a "request for proposal" (RFP) for a new supply administrator, or they may decide to make an alternative proposal for procurement of gas supply. That decision will be made by December 2005. To the extent an RFP is conducted, ProLiance is fully expected to participate in the RFP process for service to the utilities after March 31, 2007.

Energy Systems Group, LLC (ESG), a wholly owned subsidiary, provides energy performance contracting and facility upgrades through its design and installation of energy-efficient equipment throughout the Midwest and Southeast United States.

Vectren Retail, LLC (d/b/a Vectren Source), a wholly owned subsidiary, provides natural gas and other related products and services in Ohio and Indiana, serving nearly 120,000 customers opting for choice among energy providers.

Net income generated by Energy Marketing and Services for the quarter ended March 31, 2005, was $6.0 million compared to $7.0 million in 2004. In both periods presented, gas marketing operations, performed through ProLiance, provided the primary earnings contribution, totaling $6.4 million in 2005, a slight decrease from the $6.9 million contributed in 2004. The decrease is attributable to pre-verdict legal fees associated with litigation between ProLiance and the City of Huntsville, Alabama (Huntsville Utilities). The remaining decrease in earnings contribution is primarily attributable to the timing of performance contracting operations. For the quarter, Vectren Source's retail gas supply operations earned $0.8 million, compared to $0.6 million in the prior period. Source's earnings contribution was also impacted by warmer than normal weather.

ProLiance Contingency

In 2002, a civil lawsuit was filed in the United States District Court for the Northern District of Alabama by the City of Huntsville, Alabama d/b/a Huntsville Utilities, Inc. (Huntsville Utilities) against ProLiance. Huntsville Utilities asserted claims based on alleged breach of contract with respect to the provision of portfolio services and/or pricing advice, fraud, fraudulent inducement, and other theories, including conversion and violations under the Racketeering, Influenced and Corrupt Organizations Act (RICO). These claims related generally to: (1) alleged breach of contract in providing advice and/or administering portfolio arrangements; (2) alleged promises to provide gas at a below-market rate; (3) the creation and repayment of a "winter levelizing program" instituted by ProLiance in conjunction with the Manager of Huntsville's Gas Utility to allow Huntsville Utilities to pay its gas bills from the winter of 2000-2001 over an extended period of time coupled with the alleged ignorance about the program on the part of Huntsville Utilities' Gas Board and other management, and; (4) conversion of Huntsville Utilities' gas storage supplies to repay the balance owed on the winter levelizing program and the alleged lack of authority of Huntsville Utilities' gas manager to approve those sales.

In early 2005, a jury trial commenced and on February 10, 2005, the jury returned a verdict largely in favor of Huntsville Utilities and awarded Huntsville Utilities compensatory damages of $8.2 million and punitive damages of $25.0 million. The jury rejected Huntsville Utilities' claim of conversion. The jury also rejected a counter claim by ProLiance for payment of amounts due from Huntsville Utilities. Following that verdict, there were a number of issues presented to the judge for resolution. First, Huntsville made a claim under federal law that it was entitled to have the compensatory damage award trebled. The judge has rejected that request. Second, ProLiance made a claim against Huntsville for unjust enrichment, which was also rejected by the judge. Still pending before the judge is a request by Huntsville's lawyers for $2.7 million in attorneys' fees. ProLiance has contested that request. It is anticipated that post-judgment motions will be filed with the judge. Absent a substantial reduction to the judgment, ProLiance would expect to initiate the appeal process as ProLiance's management believes there are reasonable grounds for appeal which offer a basis for reversal of the entire verdict.

While it is reasonably possible that a liability has been incurred by ProLiance, it is not possible to predict the ultimate outcome of an appeal of the verdict. ProLiance recorded a reserve of $3.9 million as of December 31, 2004, reflective of their assessment of the lower end of the range of potential exposure on certain issues identified in the case and inclusive of estimated ongoing litigation costs. Amounts due from Huntsville Utilities were fully reserved by ProLiance in 2003.

As an equity investor in ProLiance, the Company reflected its share of the charge, or $1.4 million after tax, in its 2004 results. It is not expected that an unfavorable outcome on appeal will have a material adverse effect on the Company's consolidated financial position or its liquidity, but an unfavorable outcome could be material to the Company's earnings.

Coal Mining

The Coal Mining group mines and sells coal to the Company's utility operations and to third parties through its wholly owned subsidiary Vectren Fuels, Inc. (Fuels). The Coal Mining Group also generates IRS Code Section 29 tax credits resulting from the production of coal-based synthetic fuels through its 8.3% ownership interest in Pace Carbon Synfuels, LP (Pace Carbon). In addition, Fuels receives synfuel-related fees from synfuel producers unrelated to Pace Carbon for a portion of its coal production.

Coal Mining net income for the three months ended March 31, 2005, was $4.4 million, as compared to $3.6 million in 2004. Earnings from the Mining operations were $1.3 million in 2005 compared to $0.7 million in 2004. The contribution from Mining operations increased despite rising commodity operations costs, primarily due to greater production and higher revenue per ton. Synfuel-related results for the quarter, which include earnings from Pace Carbon and synfuel processing fees earned by Fuels, increased $0.2 million. This increase reflects higher production of synthetic fuel produced by Pace Carbon as the result of the relocation of a previously underperforming plant.

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

In past rulings, the Internal Revenue Service (IRS) has concluded that the synthetic fuel produced at the Pace Carbon facilities should qualify for Section 29 tax credits. The IRS issued a private letter ruling with respect to the four projects on November 11, 1997, and subsequently issued an updated private letter ruling on September 23, 2002. As a partner in Pace Carbon, Vectren has reflected
Section 29 tax credits in its consolidated results through March 31, 2005, of approximately $61 million. To date, Vectren has been in a position to fully recognize the credits generated. Primarily from the use of these credits, the Company was in an Alternative Minimum Tax (AMT) position in 2004 and expects to be in that position in 2005. As a result, the Company has an AMT credit carryforward of $33.7 million at March 31, 2005.

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

Further, Section 29 tax credits are only available when the price of oil is less than a base price specified by the tax code, as adjusted for inflation. The Company does not believe that credits realized in prior years will be affected by the limitation, but an average NYMEX price in excess of $60 per barrel for the remainder of 2005, could limit Section 29 tax credits in 2005 and beyond. In January 2005, the Company executed an insurance arrangement that partially limits the Company's exposure if a limitation on the availability of tax credits were to occur in 2005 and/or 2006 due to oil prices. The insurance policy protects approximately two-thirds of the expected 2005 and one-third of the expected 2006 tax credits. The insurance was purchased with no significant impact to 2005 expected results.

Vectren believes it is justified in its reliance on the private letter rulings and recent IRS audit results for the Pace Carbon facilities. Additionally, the Company does not currently expect oil price limitations on the credits. Therefore, the Company will continue to recognize Section 29 tax credits as they are earned until there is either a change in the tax code or the IRS' interpretation of that tax code.

Utility Infrastructure Services

Utility Infrastructure Services provides underground construction and repair to gas, water, and telecommunications companies primarily through its investment in Reliant Services, LLC (Reliant) and Reliant's 100 percent ownership in Miller Pipeline. Reliant is a 50 percent owned strategic alliance with an affiliate of Cinergy Corp. and is accounted for using the equity method of accounting. For the three months ended March 31, 2005, Infrastructure's operations operated at a seasonal loss of $1.0 million, compared to a loss of $0.6 million in 2004.

Other Businesses

Other Businesses reported a loss of $0.5 million in 2005 compared to earnings of $0.6 million in 2004. The cause of the earnings decrease results primarily from a net gain of $$0.8 million in 2004 resulting from transactions that involved the Company's investment in the Haddington Energy Partnerships, offset by write downs of the Company's broadband-related businesses and investments.

The Haddington Energy Partnerships are equity method investments that invest in energy-related ventures. During 2004, these partnerships sold their investments in SAGO Energy, LP, (SAGO) for cash. The Company recognized its portion of the after tax gain totaling $5.3 million, or $0.07 per share.

During 2004, the Company evaluated its broadband investments and strategy and determined that it was unlikely it would make additional investments in these operations. As a result, the Company recognized impairment charges associated with its broadband-related investments totaling $7.5 million ($4.5 million after tax), or $0.06 per share. Approximately $6.0 million of the charge relates to the write-off of investments made in companies that were to provide broadband services to the Indianapolis, Indiana and Dayton, Ohio markets and to write down the Company's cost method investment in SIGECOM, LLC, which provides broadband services to the Evansville, Indiana area. The remaining portion of the charge is associated with the write down of broadband-related inventory held by a wholly owned subsidiary that performed municipal broadband consulting services.

                  Impact of Recently Issued Accounting Guidance

SFAS 123 (revised 2004)

In December 2004, the FASB issued Statement 123 (revised 2004), "Share-Based Payments" (SFAS 123R) that will require compensation costs related to all share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS 123R replaces SFAS 123 and supersedes APB 25. In April 2005, the SEC extended the effective date of SFAS 123R to January 1, 2006 for calendar year companies like the Company. SFAS 123R provides for multiple transition methods, and the Company is still evaluating potential methods for adoption. The adoption of this standard is not expected to have a material effect on the Company's operating results or financial condition.

FIN 47

In March 2005, the FASB issued FASB Interpretation No. 47 (FIN 47), an interpretation of SFAS 143. The interpretation is effective for the Company no later than December 31, 2005. FIN 47 clarifies that a legal obligation to perform an asset retirement activity that is conditional on a future event is within SFAS 143's scope. It also clarifies the meaning of the term "conditional asset retirement obligation" as a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of an asset retirement obligation that is conditional on a future event if the liability's fair value can be estimated reasonably. The interpretation provides examples of conditional asset retirement obligations that may need to be recognized under the provisions of FIN 47, including asbestos and utility pole removal and dismantling plant. The interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 requires the reassessment of whether a portion of accrued removal costs should be recharacterized as a liability under generally accepted accounting principles. FIN 47 may also require the accrual of additional liabilities and could result in increased near-term expense. The Company is currently assessing the impact this interpretation will have on its financial statements.

EITF 04-06

At its March 2005 meeting, the EITF Task Force reached a consensus on EITF 04-06 "Accounting for Stripping Costs Incurred during Production in the Mining Industry"(EITF 04-06) that stripping costs incurred during the production phase of a mine are variable production costs that should be included in the cost of the inventory produced during the period that the stripping costs are incurred. EITF 04-06 is effective for the first reporting period in fiscal years beginning after December 15, 2005, with early adoption permitted.

It has been the Company's policy to account for such costs as mine development costs. If material, any unamortized costs that cannot be reclassified to inventory must be charged to earnings as a cumulative effect of change in accounting principle. The Company is in the process of determining if the impact of this standard will be material to its operating results.

                               Financial Condition

Within Vectren's consolidated group, VUHI funds the short-term and long-term financing needs of the Utility Group operations, and Vectren Capital Corp (Vectren Capital) funds short-term and long-term financing needs of the Nonregulated Group and corporate operations. Vectren Corporation guarantees Vectren Capital's debt, but does not guarantee VUHI's debt. Vectren Capital's long-term and short-term obligations outstanding at March 31, 2005, totaled $113.0 million and $118.3 million, respectively. VUHI's outstanding long-term and short-term borrowing arrangements are jointly and severally guaranteed by Indiana Gas, SIGECO, and VEDO. VUHI's long-term and short-term obligations outstanding at March 31, 2005, totaled $550.0 million and $117.0 million, respectively. Additionally, prior to VUHI's formation, Indiana Gas and SIGECO funded their operations separately, and therefore, have long-term debt outstanding funded solely by their operations.

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

VUHI's and Indiana Gas' credit ratings on outstanding senior unsecured debt at March 31, 2005, are A-/Baa1 as rated by Standard and Poor's Ratings Services (Standard and Poor's) and Moody's Investors Service (Moody's), respectively. SIGECO's credit ratings on outstanding senior unsecured debt are A-/Baa1. SIGECO's credit ratings on outstanding secured debt are A/A3. VUHI's commercial paper has a credit rating of A-2/P-2. Vectren Capital's senior unsecured debt is rated BBB+/Baa2. The ratings of Moody's and Standard and Poor's are categorized as investment grade. Moody's current outlook is stable. During January 2005, Standard and Poor's changed its current outlook to stable from negative. In March 2005, Standard and Poor's also revised the SIGECO credit rating on secured debt to A from A- and on unsecured debt to A- from BBB+. All other ratings are unchanged from December 31, 2004. A security rating is not a recommendation to buy, sell, or hold securities. The rating is subject to revision or withdrawal at any time, and each rating should be evaluated independently of any other rating. Standard and Poor's and Moody's lowest level investment grade rating is BBB- and Baa3, respectively.

The Company's consolidated equity capitalization objective is 45-55% of permanent capitalization. This objective may have varied, and will vary, depending on particular business opportunities, capital spending requirements, and seasonal factors that affect the Company's operations. The Company's equity component was 52% and 51% of permanent capitalization at March 31, 2005 and December 31, 2004, respectively. Permanent capitalization includes long-term debt, including current maturities and debt subject to tender, as well as common shareholders' equity and any outstanding preferred stock.

The Company expects the majority of its capital expenditures, investments, and debt security redemptions to be provided by internally generated funds. However, due to significant capital expenditures and expected growth in nonregulated operations, the Company may require additional permanent financing.

Sources & Uses of Liquidity

Operating Cash Flow

The Company's primary historical source of liquidity to fund working capital requirements has been cash generated from operations. Cash flow from operating activities increased $27.8 million during the three months ended March 31, 2005, compared to 2004 primarily as a result of increased earnings before non-cash charges and also as a result of favorable changes in working capital accounts. Increased earnings before non-cash charges results from lower amounts of earnings from unconsolidated affiliates and higher amounts of depreciation expense. Favorable working capital changes are partially attributed to recovery of gas and fuel costs.

Financing Cash Flow

Although working capital requirements are generally funded by cash flow from operations, the Company uses short-term borrowings to supplement working capital needs when accounts receivable balances are at their highest and gas storage is refilled. Additionally, short-term borrowings are required for capital projects and investments until they are permanently financed.

Cash flow required for financing activities of $199.8 million for the three months ended March 31, 2005, includes a net decrease of short-term borrowings of $177.1 million, $33.2 million more than was repaid during the three months ended March 31, 2004. The additional debt repayments were principally the result of increased cash flow from operations. Common stock dividends have increased over the prior period due to board authorized increases in the dividend rate.

Investing Cash Flow

Cash flow required for investing activities was $44.2 million for the three months ended March 31, 2005, and was comparable to 2004. For the three months ended March 31, 2005 and 2004, requirements for capital expenditures were $43.4 million and $44.5 million, respectively.

Available Sources of Liquidity

At March, 31, 2005, the Company has $615 million of short-term borrowing capacity, including $355 million for the Utility Group and $260 million for the wholly owned Nonregulated Group and corporate operations, of which approximately $238 million is available for the Utility Group operations and approximately $142 million is available for the wholly owned Nonregulated Group and corporate operations.

On January 14, 2005, the Company added $24 million of additional short-term borrowing capacity for the Utility Group to provide incremental seasonal borrowing capacity, raising total capacity to $379 million. This seasonal credit line expired March 31, 2005.

The Company periodically issues new shares to satisfy dividend reinvestment plan and stock option plan requirements. These new issuances added additional liquidity of $2.3 million in 2004.

Potential Uses of Liquidity

Planned Capital Expenditures & Investments

Investments in total company capital expenditures and nonregulated unconsolidated affiliates for the remainder of 2005 are estimated to approximate $250 million.

Ratings Triggers

At March 31, 2005, $113.0 million of Vectren Capital's senior unsecured notes were subject to cross-default and ratings trigger provisions that would provide that the full balance outstanding is subject to prepayment if the ratings of Indiana Gas or SIGECO declined to BBB/Baa2. In addition, accrued interest and a make whole amount based on the discounted value of the remaining payments due on the notes would also become payable. The credit rating of Indiana Gas' senior unsecured debt and SIGECO's secured debt remains one level and three levels, respectively, above the ratings trigger.

Other Guarantees and Letters of Credit

In the normal course of business, Vectren issues guarantees to third parties on behalf of its consolidated subsidiaries and unconsolidated affiliates. Such guarantees allow those subsidiaries and affiliates to execute transactions on more favorable terms than the subsidiary or affiliate could obtain without such a guarantee. Guarantees may include posted letters of credit, leasing guarantees, and performance guarantees. As of March 31, 2005, guarantees issued and outstanding on behalf of unconsolidated affiliates approximated $6 million. In addition, the Company has also issued a guarantee approximating $4 million related to the residual value of an operating lease that expires in 2006. Through March 31, 2005, the Company has not been called upon to satisfy any obligations pursuant to its guarantees.

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

These risks are not significantly different from the information set forth in
Item 7A Quantitative and Qualitative Disclosures About Market Risk included in the Vectren 2004 Form 10-K and is therefore not presented herein.

ITEM 4.  CONTROLS AND PROCEDURES

              Changes in Internal Controls over Financial Reporting

During the quarter ended March 31, 2005, there have been no changes to the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

  Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of March 31, 2005, the Company conducted an evaluation under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness and the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective at providing reasonable assurance that material information relating to the Company required to be disclosed by the Company in its filings under the Securities Exchange Act of 1934 (Exchange Act) is brought to their attention on a timely basis.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is party to various legal proceedings arising in the normal course of business. In the opinion of management, there are no legal proceedings pending against the Company that are likely to have a material adverse effect on its financial position. See the notes to the consolidated financial statements regarding investments in unconsolidated affiliates, commitments and contingencies, environmental matters, and rate and regulatory matters. The consolidated condensed financial statements are included in Part 1 Item 1.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Periodically, the Company purchases shares from the open market to satisfy share requirements associated with the Company's share-based compensation plans. The following chart contains information regarding open market purchases made by the Company to satisfy share-based compensation requirements during the three months ended March 31, 2005.

-----------------------------------------------------------------------------------
                                             Total Number of       Maximum Number
                Number of                  Shares Purchased as   of Shares That May
                 Shares    Average Price    Part of Publicly     Be Purchased Under
    Period      Purchased  Paid Per Share    Announced Plans        These Plans
--------------  ---------  --------------  -------------------   ------------------
January 1-31          -               -                -                      -
February 1-28       9,429          $27.76              -                      -
March 1-31            -               -                -                      -

ITEM 6.  EXHIBITS

Exhibits and Certifications

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



                               VECTREN CORPORATION
                                   Registrant




        May 3, 2005           /s/Jerome A. Benkert, Jr.
                              -------------------------
                              Jerome A. Benkert, Jr.
                              Executive Vice President &
                              Chief Financial Officer
                              (Principal Financial Officer)



                              /s/M. Susan Hardwick
                              ---------------------------
                              M. Susan Hardwick
                              Vice President & Controller
                              (Principal Accounting Officer)