Form 10-Q
period 2005-06-30
VECTREN CORP
filed 2005-08-02
CIK 1096385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number: 1-15467

VECTREN CORPORATION
(Exact name of registrant as specified in its charter)

INDIANA	35-2086905
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

One Vectren Square, Evansville, Indiana, 47708
(Address of principal executive offices)
(Zip Code)

812-491-4000
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No __

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock- Without Par Value	76,094,896	July 31, 2005
Class	Number of Shares	Date

Item Number		Page Number
	PART I. FINANCIAL INFORMATION
1	Financial Statements (Unaudited)
	Vectren Corporation and Subsidiary Companies
	Consolidated Condensed Balance Sheets	3-4
	Consolidated Condensed Statements of Income	5
	Consolidated Condensed Statements of Cash Flows	6
	Notes to Unaudited Consolidated Condensed Financial Statements	7
2	Management’s Discussion and Analysis of Results of Operations and Financial Condition	19
3	Quantitative and Qualitative Disclosures About Market Risk	37
4	Controls and Procedures	37

	PART II. OTHER INFORMATION
1	Legal Proceedings	38
2	Unregistered Sales of Equity Securities and Use of Proceeds	38
4	Submission of Matters to a Vote of Security Holders	38
6	Exhibit Index	39
	Signatures	40

Access to Information

Vectren Corporation makes available all SEC filings and recent annual reports free of charge, including those of its wholly owned subsidiary, Vectren Utility Holdings, Inc., through its website at www.vectren.com, or by request, directed to Investor Relations at the mailing address, phone number, or email address that follows:

Mailing Address: One Vectren Square Evansville, Indiana 47708	Phone Number: (812) 491-4000	Investor Relations Contact: Steven M. Schein Vice President, Investor Relations sschein@vectren.com

Definitions

AFUDC: allowance for funds used during construction	MMBTU: millions of British thermal units
APB: Accounting Principles Board	MW: megawatts
EITF: Emerging Issues Task Force	MWh / GWh: megawatt hours / thousands of megawatt hours (gigawatt hours)
FASB: Financial Accounting Standards Board	NOx: nitrogen oxide
FERC: Federal Energy Regulatory Commission	OUCC: Indiana Office of the Utility Consumer Counselor
IDEM: Indiana Department of Environmental Management	PUCO: Public Utilities Commission of Ohio
IURC: Indiana Utility Regulatory Commission	SFAS: Statement of Financial Accounting Standards
MCF / BCF: thousands / billions of cubic feet	USEPA: United States Environmental Protection Agency
MDth / MMDth: thousands / millions of dekatherms	Throughput: combined gas sales and gas transportation volumes

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VECTREN CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited - In millions)

	June 30,	December 31,
	2005	2004
ASSETS

Current Assets
Cash & cash equivalents	$9.5	$9.6
Accounts receivable - less reserves of $2.4 &
$2.0, respectively	103.7	173.5
Accrued unbilled revenues	47.1	176.6
Inventories	65.5	67.6
Recoverable fuel & natural gas costs	2.4	17.7
Prepayments & other current assets	102.6	141.3
Total current assets	330.8	586.3

Utility Plant
Original cost	3,524.6	3,465.2
Less: accumulated depreciation & amortization	1,343.0	1,309.0
Net utility plant	2,181.6	2,156.2

Investments in unconsolidated affiliates	195.5	180.0
Other investments	115.6	115.1
Non-utility property - net	244.3	229.2
Goodwill - net	207.1	207.1
Regulatory assets	87.5	82.5
Other assets	29.6	30.5
TOTAL ASSETS	$3,392.0	$3,586.9

The accompanying notes are an integral part of these consolidated condensed financial statements.

VECTREN CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited - In millions)

	June 30,	December 31,
	2005	2004
LIABILITIES & SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$61.2	$123.8
Accounts payable to affiliated companies	61.8	109.3
Refundable fuel & natural gas costs	21.8	6.3
Accrued liabilities	133.5	125.8
Short-term borrowings	252.9	412.4
Current maturities of long-term debt	38.6	38.5
Long-term debt subject to tender	-	10.0
Total current liabilities	569.8	826.1

Long-term Debt - Net of Current Maturities &
Debt Subject to Tender	1,026.8	1,016.6

Deferred Income Taxes & Other Liabilities
Deferred income taxes	239.6	234.0
Regulatory liabilities & other removal costs	260.7	251.7
Deferred credits & other liabilities	168.5	163.2
Total deferred credits & other liabilities	668.8	648.9

Minority Interest in Subsidiary	0.4	0.4

Commitments & Contingencies (Notes 7-10)

Cumulative, Redeemable Preferred Stock of a Subsidiary	-	0.1

Common Shareholders' Equity
Common stock (no par value) – issued & outstanding
76.1 and 75.9 shares, respectively	528.6	526.8
Retained earnings	607.3	583.0
Accumulated other comprehensive loss	(9.7)	(15.0)
Total common shareholders' equity	1,126.2	1,094.8

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$3,392.0	$3,586.9

The accompanying notes are an integral part of these consolidated condensed financial statements.

VECTREN CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited - In millions, except per share data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
OPERATING REVENUES
Gas utility	$186.0	$154.1	$702.7	$659.3
Electric utility	96.9	89.1	191.6	177.9
Energy services & other	43.3	33.5	109.1	84.9
Total operating revenues	326.2	276.7	1,003.4	922.1
OPERATING EXPENSES
Cost of gas sold	116.3	97.0	487.2	462.7
Fuel for electric generation	29.4	23.8	56.3	46.6
Purchased electric energy	3.6	6.8	5.9	11.2
Cost of energy services & other	31.4	23.1	83.0	63.1
Other operating	65.8	60.0	136.9	131.2
Depreciation & amortization	38.5	34.9	75.6	67.4
Taxes other than income taxes	12.0	10.7	34.1	33.4
Total operating expenses	297.0	256.3	879.0	815.6
OPERATING INCOME	29.2	20.4	124.4	106.5
OTHER INCOME (EXPENSE) - NET
Equity in (losses) earnings of unconsolidated affiliates	0.7	(4.9)	7.1	12.0
Other income (expense) – net	1.6	1.8	4.0	(1.4)
Total other (expense) income - net	2.3	(3.1)	11.1	10.6
Interest expense	19.7	18.8	39.8	38.1
INCOME (LOSS) BEFORE INCOME TAXES	11.8	(1.5)	95.7	79.0
Income taxes	(1.6)	(4.8)	26.2	20.9
NET INCOME	$13.4	$3.3	$69.5	$58.1

AVERAGE COMMON SHARES OUTSTANDING	75.6	75.6	75.6	75.5
DILUTED COMMON SHARES OUTSTANDING	76.1	75.8	76.2	75.9

EARNINGS PER SHARE OF COMMON STOCK:
BASIC	$0.18	$0.04	$0.92	$0.77
DILUTED	$0.18	0.04	$0.91	0.77

DIVIDENDS DECLARED PER SHARE OF
COMMON STOCK	$0.30	$0.29	$0.59	$0.57

The accompanying notes are an integral part of these consolidated condensed financial statements.

VECTREN CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited - In millions)

	Six Months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$69.5	$58.1
Adjustments to reconcile net income to cash from operating activities:
Depreciation & amortization	75.6	67.4
Deferred income taxes & investment tax credits	(0.1)	10.1
Equity in earnings of unconsolidated affiliates	(7.1)	(12.0)
Net unrealized (gain) on derivative instruments	(2.8)	(0.8)
Pension & postretirement periodic benefit cost	9.0	8.3
Other non-cash charges - net	12.0	13.3
Changes in working capital accounts:
Accounts receivable & accrued unbilled revenue	189.7	119.2
Inventories	2.1	14.6
Recoverable fuel & natural gas costs	30.8	(1.6)
Prepayments & other current assets	39.9	45.3
Accounts payable, including to affiliated companies	(110.1)	(37.8)
Accrued liabilities	11.9	6.7
Changes in noncurrent assets	(3.3)	(5.1)
Changes in noncurrent liabilities	(9.3)	(5.6)
Net cash flows from operating activities	307.8	280.1
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock option exercises & other stock plans	-	3.9
Requirements for:
Dividends on common stock	(45.2)	(43.0)
Redemption of preferred stock of subsidiary	(0.1)	(0.1)
Net change in short-term borrowings	(159.5)	(149.4)
Net cash flows from financing activities	(204.8)	(188.6)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from:
Unconsolidated affiliate distributions	7.2	21.0
Notes receivable & other collections	0.8	1.0
Requirements for:
Capital expenditures, excluding AFUDC equity	(104.3)	(111.3)
Unconsolidated affiliate investments	(6.8)	(9.0)
Net cash flows from investing activities	(103.1)	(98.3)
Net decrease in cash & cash equivalents	(0.1)	(6.8)
Cash & cash equivalents at beginning of period	9.6	15.3
Cash & cash equivalents at end of period	$9.5	$8.5

The accompanying notes are an integral part of these consolidated condensed financial statements.

VECTREN CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Organization and Nature of Operations

Vectren Corporation (the Company or Vectren), an Indiana corporation, is an energy and applied technology holding company headquartered in Evansville, Indiana. The Company’s wholly owned subsidiary, Vectren Utility Holdings, Inc. (Utility Holdings), serves as the intermediate holding company for three operating public utilities: Indiana Gas Company, Inc. (Indiana Gas), Southern Indiana Gas and Electric Company (SIGECO), and the Ohio operations. Utility Holdings also has other assets that provide information technology and other services to the three utilities. Utility Holdings’ consolidated operations are collectively referred to as the Utility Group. Both Vectren and Utility Holdings are exempt from registration pursuant to Section 3(a) (1) and 3(c) of the Public Utility Holding Company Act of 1935.

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

The Company, through Vectren Enterprises, Inc. (Enterprises), is also involved in nonregulated activities in three primary business areas: Energy Marketing and Services, Coal Mining, and Utility Infrastructure Services. Energy Marketing and Services markets natural gas and provides energy management services, including energy performance contracting services. Coal Mining mines and sells coal and generates IRS Code Section 29 tax credits relating to the production of coal-based synthetic fuels. Utility Infrastructure Services provides underground construction and repair, facilities locating, and meter reading services. In addition, there are other businesses that invest in broadband communication services, energy-related opportunities, real estate, and leveraged leases, among other activities. These operations are collectively referred to as the Nonregulated Group. Enterprises supports the Company’s regulated utilities pursuant to service contracts by providing natural gas supply services, coal, utility infrastructure services, and other services.

2.	Basis of Presentation

The interim consolidated condensed financial statements included in this report have been prepared by the Company, without audit, as provided in the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted as provided in such rules and regulations. The Company believes that the information in this report reflects all adjustments necessary to fairly state the results of the interim periods reported. These consolidated condensed financial statements and related notes should be read in conjunction with the Company’s audited annual consolidated financial statements for the year ended December 31, 2004, filed March 2, 2005, on Form 10-K. Because of the seasonal nature of the Company’s utility operations, the results shown on a quarterly basis are not necessarily indicative of annual results. Certain amounts from the prior period reported in this Quarterly Report on Form 10-Q have been reclassified to conform to the 2005 financial statement presentation. These reclassifications had no impact on reported net income.

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

The Company applies APB Opinion 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations when measuring compensation expense for its share-based compensation plans.

Stock Option Plans
The exercise price of stock options awarded under the Company’s stock option plans is equal to the fair market value of the underlying common stock on the date of grant. Accordingly, no compensation expense has been recognized for stock option plans. Options to purchase 289,294 shares of common stock at an exercise price of $26.63 were issued to management during 2005. The grants vest over three years.

Other Plans
In addition to its stock option plans, the Company also maintains restricted stock and phantom stock plans for executives, strategic employees, and non-employee directors. The Company issued 150,369 restricted shares to management and 13,950 restricted shares non-employee members of Vectren’s Board of Directors, in the period ended June 30, 2005. Management shares vest over four years. The shares issued to non-employee directors vest in one year.

Compensation expense associated with these restricted stock and phantom stock plans for the three months ended June 30, 2005 and 2004, was $0.8 million ($0.5 million after tax) and $0.5 million ($0.3 million after tax), respectively, and for the six months ended June 30, 2005 and 2004, was $2.1 million ($1.2 million after tax) and $1.3 million ($0.8 million after tax), respectively. The amount of expense is consistent with the amount of expense that would have been recognized if the Company used the fair value based method described in SFAS No. 123 “Accounting for Stock Based Compensation” (SFAS 123), as amended, to value these awards.

Pro forma Information
Following is the effect on net income and earnings per share as if the fair value based method described in SFAS 123 had been applied to all share-based compensation plans:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In millions, except per share amounts)	2005	2004	2005	2004
Net Income:
As reported	$13.4	$3.3	$69.5	$58.1
Add: Share-based employee compensation included
in reported net income - net of tax	0.5	0.3	1.2	0.8
Deduct: Total share-based employee compensation
expense determined under fair value based
method for all awards - net of tax	0.9	0.6	1.6	1.1
Pro forma net income	$13.0	$3.0	$69.1	$57.8

Basic Earnings Per Share:
As reported	$0.18	$0.04	$0.92	$0.77
Pro forma	0.17	0.04	0.91	0.77

Diluted Earnings Per Share:
As reported	$0.18	$0.04	$0.92	$0.77
Pro forma	0.17	0.04	0.92	0.77

SFAS 123 (revised 2004)
In December 2004, the FASB issued Statement 123 (revised 2004), “Share-Based Payments” (SFAS 123R) that will require compensation costs related to all share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS 123R replaces SFAS 123 and supersedes APB 25. In April 2005, the SEC extended the effective date of SFAS 123R to January 1, 2006 for calendar year companies like the Company. SFAS 123R provides for multiple transition methods, and the Company is still evaluating potential methods for adoption. The adoption of this standard is not expected to have a material effect on the Company’s operating results or financial condition.

4.	Earnings Per Share

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share assumes the conversion of stock options into common shares and the lifting of restrictions on issued restricted shares using the treasury stock method to the extent the effect would be dilutive. The following table sets forth the computation of basic and diluted earnings per share calculations for the three and six months ended June 30, 2005 and 2004:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In millions, except per share data)	2005	2004	2005	2004

Numerator:
Numerator for basic and diluted EPS - Net income	$13.4	$3.3	$69.5	$58.1

Denominator:
Denominator for basic EPS - Weighted average
common shares outstanding	75.6	75.6	75.6	75.5
Conversion of stock options and lifting of
restrictions on issued restricted stock	0.5	0.2	0.6	0.4
Denominator for diluted EPS - Adjusted weighted
average shares outstanding and assumed
conversions outstanding	76.1	75.8	76.2	75.9

Basic earnings per share	$0.18	$0.04	$0.92	$0.77
Diluted earnings per share	$0.18	$0.04	$0.91	$0.77

Options to purchase an additional 2,894 shares of the Company’s common stock were outstanding, but were excluded from the computation of diluted earnings per share, for the three and six months ended June 30, 2005. Options to purchase an additional 241,274 shares of the Company’s common stock were outstanding, but were excluded from the computation of diluted earnings per share, for the three and six months ended June 30, 2004. These options were excluded from the earnings per share computation because their effect would have been antidilutive. Exercise prices for options excluded from the computation were $27.15 in 2005 and ranged from $24.74 to $25.59 in 2004.

5.	Comprehensive Income

Comprehensive income consists of the following:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In millions)	2005	2004	2005	2004
Net income	$13.4	$3.3	$69.5	$58.1
Comprehensive (loss) income of
unconsolidated affiliates- net of tax	0.2	(2.5)	5.2	(0.3)
Total comprehensive income	$13.6	$0.8	$74.7	$57.8

Other comprehensive income of unconsolidated affiliates is the Company’s portion of ProLiance Energy, LLC’s and Reliant Services, LLC’s accumulated other comprehensive income related to their use of cash flow hedges, including commodity contracts and interest rate swaps, and the Company’s portion of Haddington Energy Partners, LP’s accumulated other comprehensive income related to its unrealized gains and losses of “available for sale securities,” as defined by SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.”

6.	Retirement Plans & Other Postretirement Benefits

The Company maintains three qualified defined benefit pension plans, a nonqualified supplemental executive retirement plan (SERP), and three other postretirement benefit plans. The qualified pension plans and the SERP are aggregated under the heading “Pension Benefits.” Other postretirement benefit plans are aggregated under the heading “Other Benefits.”

Net Periodic Benefit Costs
A summary of the components of net periodic benefit cost follows:

	Three Months Ended June 30,
	Pension Benefits		Other Benefits
(In millions)	2005	2004	2005	2004
Service cost	$1.4	$1.6	$0.3	$0.3
Interest cost	3.5	3.3	1.3	1.5
Expected return on plan assets	(3.3)	(3.3)	(0.1)	(0.2)
Amortization of prior service cost	0.4	0.2	-	-
Amortization of transitional (asset) obligation	-	-	0.7	0.7
Amortization of actuarial loss (gain)	0.4	0.2	(0.1)	(0.3)
Net periodic benefit cost	$2.4	$2.0	$2.1	$2.0

	Six Months Ended June 30,
	Pension Benefits		Other Benefits
(In millions)	2005	2004	2005	2004
Service cost	$2.8	$3.2	$0.6	$0.6
Interest cost	6.9	6.6	2.6	3.0
Expected return on plan assets	(6.6)	(6.6)	(0.3)	(0.4)
Amortization of prior service cost	0.8	0.4	-	-
Amortization of transitional (asset) obligation	-	-	1.4	1.4
Amortization of actuarial loss (gain)	0.9	0.4	(0.1)	(0.3)
Net periodic benefit cost	$4.8	$4.0	$4.2	$4.3

Employer Contributions to Qualified Pension Plans
Currently, the Company expects to contribute approximately $3.7 million to its pension plan trusts for 2005. Through June 30, 2005, approximately $0.3 million has been contributed to its pension plan trusts.

Amendment to Plans
Pension and postretirement periodic cost has increased from approximately $13 million in 2002 to over $16 million in 2004. Preliminary estimates of 2005 periodic cost approximated $18 million. In January 2005, the Company announced the amendment of certain postretirement benefit plans, effective January 1, 2006. The amendment will result in an estimated $3 million decrease in 2005 periodic cost, reducing the preliminary $18 million estimate.  Two of the unions that represent bargaining employees at the Company’s regulated subsidiaries have advised the Company that it is their position that these changes are not permitted under the existing collective bargaining agreements which govern the relationship between the employees and the affected subsidiaries. Management has analyzed the unions’ position and continues to believe that the Company has reserved the right to amend the affected plans and that changing these benefits for retirees is not a mandatory subject of bargaining. Future changes in health care costs, work force demographics, interest rates, or plan changes could significantly affect the estimated cost of these future benefits.

7.	Transactions with ProLiance Energy, LLC

ProLiance Energy, LLC (ProLiance), a nonregulated energy marketing affiliate of Vectren and Citizens Gas and Coke Utility (Citizens Gas), provides services to a broad range of municipalities, utilities, industrial operations, schools, and healthcare institutions located throughout the Midwest and Southeast United States. ProLiance’s customers include Vectren’s utilities and nonregulated gas supply operations and Citizens Gas. ProLiance’s primary businesses include gas marketing, gas portfolio optimization, and other portfolio and energy management services. The Company, including its retail gas supply operations, contracted for all natural gas purchases through ProLiance in all periods presented. The Company accounts for its investment in ProLiance using the equity method of accounting.

As part of a settlement agreement approved by the IURC during July 2002, the gas supply agreements with Indiana Gas and SIGECO, were approved and extended through March 31, 2007. Under the provisions of that agreement, the utilities may decide to conduct a “request for proposal” (RFP) for a new supply administrator, or they may decide to make an alternative proposal for procurement of gas supply. That decision will be made by December 2005. To the extent an RFP is conducted, ProLiance is fully expected to participate in the RFP process for service to the utilities after March 31, 2007.

Transactions with ProLiance
Purchases from ProLiance for resale and for injections into storage for the three months ended June 30, 2005 and 2004, totaled $218.7 million and $202.0 million, respectively, and for the six months ended June 30, 2005 and 2004, totaled $472.1 million and $449.9 million, respectively. Amounts owed to ProLiance at June 30, 2005, and December 31, 2004, for those purchases were $59.9 million and $108.2 million, respectively, and are included in Accounts payable to affiliated companies. Amounts charged by ProLiance for gas supply services are established by supply agreements with each utility.

ProLiance Contingency
In 2002, a civil lawsuit was filed in the United States District Court for the Northern District of Alabama by the City of Huntsville, Alabama d/b/a Huntsville Utilities, Inc. (Huntsville Utilities) against ProLiance.  Huntsville Utilities asserted claims based on alleged breach of contract with respect to the provision of portfolio services and/or pricing advice, fraud, fraudulent inducement, and other theories, including conversion and violations under the Racketeering, Influenced and Corrupt Organizations Act (RICO). These claims related generally to: (1) alleged breach of contract in providing advice and/or administering portfolio arrangements; (2) alleged promises to provide gas at a below-market rate; (3) the creation and repayment of a “winter levelizing program” instituted by ProLiance in conjunction with the Manager of Huntsville’s Gas Utility to allow Huntsville Utilities to pay its gas bills from the winter of 2000-2001 over an extended period of time coupled with the alleged ignorance about the program on the part of Huntsville Utilities’ Gas Board and other management, and; (4) conversion of Huntsville Utilities’ gas storage supplies to repay the balance owed on the winter levelizing program and the alleged lack of authority of Huntsville Utilities’ gas manager to approve those sales.

In early 2005, a jury trial commenced and on February 10, 2005, the jury returned a verdict largely in favor of Huntsville Utilities and awarded Huntsville Utilities compensatory damages of $8.2 million and punitive damages of $25.0 million. The jury rejected Huntsville Utilities’ claim of conversion. The jury also rejected a counter claim by ProLiance for payment of amounts due from Huntsville Utilities. Following that verdict, there were a number of issues presented to the judge for resolution. Huntsville made a claim under federal law that it was entitled to have the compensatory damage award trebled. The judge rejected that request. ProLiance made a claim against Huntsville for unjust enrichment, which was also rejected by the judge. The judge also determined that attorneys’ fees and prejudgment interest are owed by ProLiance to Huntsville Utilities. The verdict, as affected by the judge’s subsequent rulings, totals $38.9 million, and ProLiance has posted an appeal bond for that estimated amount. ProLiance’s management believes there are reasonable grounds for appeal which offer a basis for reversal of the entire verdict, and initiated the appeal process on July 26, 2005.

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

As an equity investor in ProLiance, the Company reflected its share of the charge, or $1.4 million after tax, in its 2004 results. It is not expected that an unfavorable outcome on appeal will have a material adverse effect on the Company’s consolidated financial position or its liquidity, but an unfavorable outcome could be material to the Company’s earnings.

8.	Commitments & Contingencies

Legal Proceedings
The Company is party to various legal proceedings arising in the normal course of business. In the opinion of management, there are no legal proceedings pending against the Company that are likely to have a material adverse effect on its financial position or results of operations.

IRS Section 29 Investment Tax Credit Recent Developments
Vectren’s Coal Mining operations are comprised of Vectren Fuels, Inc. (Fuels), which includes its coal mines and related operations and Vectren Synfuels, Inc. (Synfuels). Synfuels holds one limited partnership unit (an 8.3% interest) in Pace Carbon Synfuels Investors, LP (Pace Carbon), a Delaware limited partnership formed to develop, own, and operate four projects to produce and sell coal-based synthetic fuel utilizing Covol technology.

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

In past rulings, the Internal Revenue Service (IRS) has concluded that the synthetic fuel produced at the Pace Carbon facilities should qualify for Section 29 tax credits. The IRS issued a private letter ruling with respect to the four projects on November 11, 1997, and subsequently issued an updated private letter ruling on September 23, 2002. As a partner in Pace Carbon, Vectren has reflected total tax credits under Section 29 in its consolidated results through June 30, 2005, of approximately $67 million. To date, Vectren has been in a position to fully recognize the credits generated. Primarily from the use of these credits, the Company was in an Alternative Minimum Tax (AMT) position in 2004 and expects to be in that position in 2005. As a result, the Company has an AMT credit carryforward of approximately $35 million at June 30, 2005.

During June 2001, the IRS began a tax audit of Pace Carbon for the 1998 tax year and later expanded the audit to include tax years 1999, 2000, and 2001. In May 2004, the IRS completed its audit of the 1998 to 2001 tax returns of Pace Carbon requesting only minor modifications to previously filed returns. There were no changes to any of the filed Section 29 tax credit calculations. The Permanent Subcommittee on Investigations of the U.S. Senate’s Committee on Governmental Affairs, however, has an ongoing investigation related to Section 29 tax credits.

Further, Section 29 tax credits are only available when the price of oil is less than a base price specified by the tax code, as adjusted for inflation. The Company does not believe that credits realized in prior years will be affected by the limitation. However, an average NYMEX price of approximately $70 per barrel for the remainder of 2005, or an average NYMEX annual price of $60 per barrel in 2006, could limit Section 29 tax credits in those years. In January 2005, the Company executed an insurance arrangement that partially limits the Company’s exposure if a limitation on the availability of tax credits were to occur in 2005 and/or 2006 due to oil prices. The insurance policy protects approximately two-thirds of the expected 2005 and one-third of the expected 2006 tax credits.

Vectren believes it is justified in its reliance on the private letter rulings and most recent IRS audit results for the Pace Carbon facilities. Additionally, the Company does not currently expect oil price limitations on the credits. Therefore, the Company will continue to recognize Section 29 tax credits as they are earned until there is either a change in the tax code or the IRS’ interpretation of that tax code.

United States Securities and Exchange Commission Inquiry into PUHCA Exemption
In July 2004, the Company received a letter from the SEC regarding its exempt status under the Public Utility Holding Company Act of 1935 (PUHCA). The letter asserts that Vectren's out of state electric power sales exceed the amount previously determined by the SEC to be acceptable in order to qualify for the exemption. There is pending a request by Vectren for an order of exemption under Section 3(a)(1) of the PUHCA. Vectren also claims the benefit of the exemption pursuant to Rule 2 under Section 3(a)(1) of the PUHCA by filing an annual statement on SEC Form U-3A-2. The Company has responded to the SEC inquiry and filed an amended Form U-3A-2 for the year ended December 31, 2003. The amendment changed the method of aggregating wholesale power sales and purchases outside of Indiana from that previously reported. The new method is to aggregate by delivery point. The amendment also submitted clarifications as to activity outside of Indiana related to gas utility operations. Form U-3A-2 for the year ended December 31, 2004 was filed on February 28, 2005.

On June 21, 2005, the Company amended its Form U-1 to further clarify its assertion that the Company and its utility holding company subsidiary, Utility Holdings, both qualify for the PUHCA exemption and to request an order of exemption under Section 3(a)(1) of the PUHCA.

Guarantees & Product Warranties
Vectren Corporation issues guarantees to third parties on behalf of its unconsolidated affiliates. Such guarantees allow those affiliates to execute transactions on more favorable terms than the affiliate could obtain without such a guarantee. Guarantees may include posted letters of credit, leasing guarantees, and performance guarantees. As of June 30, 2005, guarantees issued and outstanding on behalf of unconsolidated affiliates approximated $6 million. The Company has also issued a guarantee approximating $4 million related to the residual value of an operating lease that expires in 2006.

Vectren Corporation has accrued no liabilities for these guarantees as they relate to guarantees issued among related parties or were executed prior to the adoption of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Liabilities accrued for, and expenses related to, product warranties are not significant.

9.	Environmental Matters

Clean Air Act

NOx SIP Call Matter
The Company has taken steps to comply with Indiana’s State Implementation Plan (SIP) of the Clean Air Act (the Act). These steps include installing Selective Catalytic Reduction (SCR) systems at Culley Generating Station Unit 3 (Culley), Warrick Generating Station Unit 4, and A.B. Brown Generating Station Units 1 and 2. SCR systems reduce flue gas NOx emissions to atmospheric nitrogen and water using ammonia in a chemical reaction. This technology is known to currently be the most effective method of reducing nitrogen oxide (NOx) emissions where high removal efficiencies are required.

The IURC has issued orders that approve:
•	the Company’s project to achieve environmental compliance by investing in clean coal technology;
•	a total capital cost investment for this project up to $244 million (excluding AFUDC and administrative overheads), subject to periodic review of the actual costs incurred;
•	a mechanism whereby, prior to an electric base rate case, the Company may recover through a rider that is updated every six months, an 8% return on its weighted capital costs for the project; and
•	ongoing recovery of operating costs, including depreciation and purchased emission allowances, related to the clean coal technology once the facility is placed into service.

Through June 30, 2005, capital investments approximating the level approved by the IURC have been made. Once all equipment is installed and operational, related annual operating expenses, including depreciation expense, are estimated to be between $24 million and $27 million.

The Company has achieved timely compliance through the reduction of the Company’s overall NOx emissions to levels compliant with Indiana’s NOx emissions budget allotted by the USEPA. Therefore, the Company has recorded no accrual for potential penalties that may result from noncompliance.

Clean Air Interstate Rule &Clean Air Mercury Rule
In March of 2005 USEPA finalized two new air emission reduction regulations.  The Clean Air Interstate Rule (CAIR) is an allowance cap and trade program requiring further reductions in Nitrogen Oxides (NOx) and Sulfur Dioxide (SO2) emissions from coal-burning power plants.  The Clean Air Mercury Rule (CAMR) is an allowance cap and trade program requiring further reductions in mercury emissions from coal-burning power plants.  Both sets of regulations require emission reductions in two phases.  The first phase deadline for both rules is 2010 (2009 for NOx under CAIR), and the second phase deadline for compliance with the emission reductions required under CAIR is 2015, while the second phase deadline for compliance with the emission reduction requirements of CAMR is 2018. The Company is evaluating compliance options and fully expects to be in compliance by the required deadlines.

In May 2005, Vectren’s utility subsidiary, SIGECO, filed a new multi-emission compliance plan with the IURC. If the plan is approved, its coal-fired plants will be 100% scrubbed for sulfur dioxide (SO2), 90% scrubbed for nitrogen oxide (NOx), and mercury emissions will be reduced to meet the new mercury reduction standards. The Company has requested recovery of the capital investments, which are expected to approximate $110 million, and related operating expenses through a rider mechanism. This rider mechanism is expected to operate like the rider used to recover NOx-related capital investments and operating expenses.

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

The estimated accrued costs are limited to Indiana Gas’ proportionate share of the remediation efforts. Indiana Gas has arrangements in place for 19 of the 26 sites with other potentially responsible parties (PRP), which serve to limit Indiana Gas’ share of response costs at these 19 sites to between 20% and 50%.

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

In October 2002, the Company received a formal information request letter from the IDEM regarding five manufactured gas plants owned and/or operated by SIGECO and not currently enrolled in the IDEM’s VRP. In response, SIGECO submitted to the IDEM the results of preliminary site investigations conducted in the mid-1990’s. These site investigations confirmed that based upon the conditions known at the time, the sites posed no risk to human health or the environment. Follow up reviews have been initiated by the Company to confirm that the sites continue to pose no such risk.

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

Gas Utility Base Rate Settlements
On June 30, 2004, the IURC approved a $5.7 million base rate increase for SIGECO’s gas distribution business, and on November 30, 2004, approved a $24 million base rate increase for Indiana Gas’ gas distribution business. On April 13, 2005, the PUCO approved a $15.7 million base rate increase for VEDO’s gas distribution business. The new rate designs in all three territories include a larger service charge, which is intended to address to some extent earnings volatility related to weather. The base rate change in SIGECO’s service territory was implemented on July 1, 2004; the base rate change in Indiana Gas’ service territory was implemented on December 1, 2004; and the base rate change in VEDO’s service territory was implemented on April 14, 2005.

The orders also permit SIGECO and Indiana Gas to recover the on-going costs to comply with the Pipeline Safety Improvement Act of 2002. The Pipeline Safety Improvement Tracker provides for the recovery of incremental non-capital dollars, capped at $750,000 the first year and $500,000 thereafter for SIGECO and $2.5 million per year for Indiana Gas. Any costs incurred in excess of these annual caps are to be deferred for future recovery. VEDO’s new base rates provide for the recovery of on-going costs to comply with the Pipeline Safety Improvement Act of 2002 as well as the funding of conservation programs.

Normal Temperature Adjustment Settlement
Vectren Energy Delivery of Indiana and the Indiana Office of Utility Consumer Counselor (OUCC) entered into a settlement agreement providing for the establishment of a normal temperature adjustment (NTA) mechanism. The settlement, filed with the IURC on July 26, 2005, will affect the Company’s Indiana regulated gas customers and should mitigate the margin impact of weather for approximately  60-65% of the Company’s heating load during the October to April peak heating season.

If approved by the IURC, the NTA mechanism will mitigate volatility in distribution charges created by fluctuations in weather by lowering customer bills when weather is colder than normal and increasing customer bills when weather is warmer than normal. If approved, the NTA is expected to be implemented in October 2005.

As part of the settlement, the Company will make on a monthly basis a commitment of  $125,000 to Indiana’s Universal Service Fund program for the duration of the NTA. This program provides assistance to low income customers by providing bill discounts.

MISO
Since February, 2002 and with the IURC’s approval, the Company has been a member of the Midwest Independent System Operator, Inc. (MISO), a FERC approved regional transmission organization. The MISO serves the electrical transmission needs of much of the Midwest and maintains operational control over the Company’s electric transmission facilities as well as that of other Midwest utilities. Pursuant to an order from the IURC received in December 2001, certain MISO startup costs (referred to as Day 1 costs) have been deferred for future recovery in the next general rate case.

On April 1, 2005, the MISO energy market commenced operation (the Day 2 energy market). As a result of being a market participant, the Company now bids its owned generation into the Day Ahead and Real Time markets and procures power for its retail customers at Locational Marginal Pricing (LMP) as determined by the MISO market.

On June 1, 2005, Vectren, together with three other Indiana electric utilities, received regulatory authority from the IURC that allows recovery of fuel related costs and deferral of other costs associated with the Day 2 energy market. The order allows fuel related costs to be passed through to customers in Vectren’s existing fuel cost recovery proceedings. The other non-fuel and MISO administrative related costs are to be deferred for recovery as part of the next electric general rate case proceeding.

Gas Cost Recovery (GCR) Audit
On June 14, 2005, the PUCO issued an order disallowing the recovery of approximately $9.6 million of gas costs relating to the two year audit period ended November 2002. That audit period provided the PUCO staff its initial review of the portfolio administration arrangement between VEDO and ProLiance. The disallowance includes approximately $1.3 million relating to pipeline refunds and penalties and approximately $4.5 million of costs for winter delivery services purchased by VEDO to ensure reliability over the two year period. The PUCO also held that ProLiance should have credited to VEDO an additional $3.8 million more than credits actually received for the right to use VEDO’s gas transportation capacity periodically during the periods when it was not required for serving VEDO’s customers. The PUCO also directed VEDO to either submit its receipt of portfolio administration services to a request for proposal process or to in-source those functions.

During 2004, the Company recorded a reserve of $1.5 million for this matter. An additional pretax charge of $3.0 million was recorded in Cost of Gas Sold the second quarter of 2005. The reserve reflects management’s assessment of the impact of the June 14 decision, an estimate of any current impact that decision may have on subsequent audit periods, and an estimate of a sharing in any final disallowance by Vectren’s partner in ProLiance. Notwithstanding the additional charge, Vectren management believes that there exists a sound basis to challenge the aspects of the decision related to the winter delivery services and the portfolio administration agreement, and also believes that any change to the existing portfolio administration agreement between ProLiance and VEDO would not be material to Vectren’s future earnings, financial position, or cash flows. VEDO filed its request for rehearing on July 14, and the matter is now pending before the PUCO.

11.	Impact of Recently Issued Accounting Guidance

SFAS No. 154
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - a Replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS 154). This statement changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement in the instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods’ financial statements of the direct effects caused by a change in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Further, changes in depreciation, amortization or depletion methods for long-lived, nonfinancial assets are to be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections made in fiscal years beginning after December 15, 2005, with early adoption permitted. The adoption of this standard, beginning in fiscal year 2006, is not expected to have any material effect on the Company’s operating results or financial condition.

FIN 47
In March 2005, the FASB issued FASB Interpretation No. 47 (FIN 47), an interpretation of SFAS 143. The interpretation is effective for the Company no later than December 31, 2005. FIN 47 clarifies that a legal obligation to perform an asset retirement activity that is conditional on a future event is within SFAS 143’s scope. It also clarifies the meaning of the term “conditional asset retirement obligation” as a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of an asset retirement obligation that is conditional on a future event if the liability’s fair value can be estimated reasonably. The interpretation provides examples of conditional asset retirement obligations that may need to be recognized under the provisions of FIN 47, including asbestos and utility pole removal and dismantling plant. The interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 requires the reassessment of whether a portion of accrued removal costs should be recharacterized as a liability under generally accepted accounting principles. FIN 47 may also require the accrual of additional liabilities and could result in increased near-term expense. The Company is currently assessing the impact this interpretation will have on its financial statements.

EITF 04-06
At its March 2005 meeting, the EITF Task Force reached a consensus on EITF 04-06 “Accounting for Stripping Costs Incurred during Production in the Mining Industry”(EITF 04-06) that stripping costs incurred during the production phase of a strip mine are variable production costs that should be included in the costs of the inventory produced (that is, extracted) during the period that the stripping costs are incurred. EITF 04-06 is effective for the first reporting period in fiscal years beginning after December 15, 2005, with early adoption permitted. If material, any unamortized costs that cannot be reclassified to inventory must be charged to earnings as a cumulative effect of change in accounting principle. The Company expects that the adoption of EITF 04-06 will have no current impact on its operating results or financial condition.

12.	Segment Reporting

The Company’s utility operations are conducted by Vectren Utility Holdings, Inc, (Utility Holdings) and its nonregulated operations are conducted by Vectren Enterprises, Inc. (Enterprises). In addition, there other unallocated corporate expenses, such as branding and charitable contributions, that benefit both Utility Holdings and Enterprises. Utility Holdings’ consolidated operations are collectively referred to as the Utility Group, and Enterprises’ operations are collectively referred to as the Nonregulated Group.

The operations of the Utility Group consist of the Company’s regulated operations (the Gas Utility Services and Electric Utility Services operating segments), and other operations that provide information technology and other support services to those regulated operations. In total, the Utility Group has three operating segments as defined by SFAS 131 “Disclosure About Segments of an Enterprise and Related Information” (SFAS 131). Gas Utility Services provides natural gas distribution and transportation services in nearly two-thirds of Indiana and to west central Ohio. Electric Utility Services provides electricity primarily to southwestern Indiana, and includes the Company’s power generating and marketing operations. For these regulated operations the Company uses after tax operating income as a measure of profitability, consistent with regulatory reporting requirements. The Company cross manages its regulated operations as separated between Energy Delivery, which includes the gas and electric transmission and distribution functions, and Power Supply, which includes the power generating and marketing operations. For the Utility Group’s other operations, net income is used as the measure of profitability.

The Nonregulated Group is comprised of one operating segment as defined by SFAS 131 that includes various subsidiaries and affiliates offering and investing in energy marketing and services, coal mining and utility infrastructure services, among other broadband and energy-related opportunities.

Unallocated corporate expenses (referred to as Corporate and Other) comprise one operating segment as defined by SFAS 131.

Information related to the Company’s business segments is summarized below:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In millions)	2005	2004	2005	2004
Revenues
Utility Group
Gas Utility Services	$186.0	$154.1	$702.7	$659.3
Electric Utility Services	96.9	89.1	191.6	177.9
Other Operations	9.1	8.7	18.2	18.1
Eliminations	(9.0)	(8.5)	(17.9)	(17.6)
Total Utility Group	283.0	243.4	894.6	837.7
Nonregulated Group	68.4	54.1	157.9	124.5
Corporate & Other	-	-	-	-
Eliminations	(25.2)	(20.8)	(49.1)	(40.1)
Consolidated Revenues	$326.2	$276.7	$1,003.4	$922.1

Profitability Measure
Utility Group: Regulated Operating Income
(Operating Income Less Applicable Income Taxes)
Gas Utility Services	$5.7	$1.1	$50.8	$47.2
Electric Utility Services	14.5	13.2	31.8	26.5
Total Regulated Operating Income	20.2	14.3	82.6	73.7
Regulated other income - net	0.3	1.2	0.2	0.5
Regulated interest expense & preferred dividends	(15.2)	(15.5)	(31.1)	(31.2)
Regulated Net Income	5.3	-	51.7	43.0
Other Operations Net Income	2.5	2.8	4.2	4.4
Utility Group Net Income	7.8	2.8	55.9	47.4
Nonregulated Group Net Income	5.7	0.7	14.6	11.3
Corporate & Other Net Loss	(0.1)	(0.2)	(1.0)	(0.6)
Consolidated Net Income	$13.4	$3.3	$69.5	$58.1

During the six months ended June 30, 2004, Gas Utility Services regulated operating income was favorably impacted by a $3.2 million after-tax adjustment to utility plant depreciation expense in the first quarter. During the six months ended June 30, 2004, Electric Utility Services regulated operating income was unfavorably impacted by a first quarter $2.2 million after-tax adjustment to regulatory asset amortization.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Description of the Business

Vectren Corporation (the Company or Vectren), an Indiana corporation, is an energy and applied technology holding company headquartered in Evansville, Indiana. The Company’s wholly owned subsidiary, Vectren Utility Holdings, Inc. (Utility Holdings), serves as the intermediate holding company for three operating public utilities: Indiana Gas Company, Inc. (Indiana Gas), Southern Indiana Gas and Electric Company (SIGECO), and the Ohio operations. Utility Holdings also has other assets that provide information technology and other services to the three utilities. Utility Holdings’ consolidated operations are collectively referred to as the Utility Group. Both Vectren and Utility Holdings are exempt from registration pursuant to Section 3(a) (1) and 3(c) of the Public Utility Holding Company Act of 1935.

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

Utility Holdings generates revenue primarily from the delivery of natural gas and electric service to its customers. Utility Holdings’ primary source of cash flow results from the collection of customer bills and the payment for goods and services procured for the delivery of gas and electric services. Utility Holdings’ results are impacted by weather patterns in its Indiana and Ohio service territories and general economic conditions both in its service territories as well as nationally.

The Company, through Vectren Enterprises, Inc. (Enterprises), is also involved in nonregulated activities in three primary business areas: Energy Marketing and Services, Coal Mining, and Utility Infrastructure Services. Energy Marketing and Services markets natural gas and provides energy management services, including energy performance contracting services. Coal Mining mines and sells coal and generates IRS Code Section 29 tax credits relating to the production of coal-based synthetic fuels. Utility Infrastructure Services provides underground construction and repair, facilities locating, and meter reading services. In addition, there are other businesses that invest in broadband communication services, energy-related opportunities, real estate, and leveraged leases among other activities. These operations are collectively referred to as the Nonregulated Group. Enterprises supports the Company’s regulated utilities pursuant to service contracts by providing natural gas supply services, coal, utility infrastructure services, and other services.

The Nonregulated Group generates revenue or earnings from the provision of services to customers. The activities of the Nonregulated Group are closely linked to the utility industry, and the results of those operations are generally impacted by factors similar to those impacting the overall utility industry.

In this discussion and analysis of results of operations, the results of the Utility Group and Nonregulated Group are presented on a per share basis. Such per share amounts are based on the earnings contribution of each group included in Vectren’s consolidated results divided by Vectren’s average shares outstanding during the period. The earnings per share of the segments do not represent a direct legal interest in the assets and liabilities allocated to either segment but rather represent a direct equity interest in Vectren Corporation's assets and liabilities as a whole.

The Company has in place a disclosure committee that consists of senior management as well as financial management. The committee is actively involved in the preparation and review of the Company’s SEC filings.

Executive Summary of Consolidated Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In millions, except per share data)	2005	2004	2005	2004
Net income	$13.4	$3.3	$69.5	$58.1
Attributed to:
Utility Group	$7.8	$2.8	$55.9	$47.4
Nonregulated Group	5.7	0.7	14.6	11.3
Corporate & other	(0.1)	(0.2)	(1.0)	(0.6)

Basic earnings per share	$0.18	$0.04	$0.92	$0.77
Attributed to:
Utility Group	$0.10	$0.04	$0.74	$0.63
Nonregulated Group	0.08	0.01	0.19	0.15
Corporate & other	-	(0.01)	(0.01)	(0.01)

Results

For the three months ended June 30, 2005, net income was $13.4 million, or $0.18 per share compared to net income of $3.3 million, or $0.04 per share for the same period last year, an increase of $10.1 million. For the six months ended June 30, 2005, reported earnings were $69.5 million, or $0.92 per share compared to $58.1 million, or $0.77 per share, for the same period in 2004, an increase of $11.4 million.

Utility Group earnings were $7.8 million for the quarter compared to $2.8 million in the prior year and $55.9 million for the six months ended June 30, 2005 compared to $47.4 million in 2004. The increased performance is primarily due to the implementation of new gas base rates in the Company’s Indiana and Ohio service territories, higher electric revenues associated with recovery of pollution control investments and increased margins from generation asset optimization activities. Gas base rate increases added revenue of $9.1 million, or $5.4 million after tax, during the quarter and $17.0 million, or $10.1 million after tax, for the six months ended June 30, 2005, compared to the prior year. Increased revenues associated with recovery of pollution control investments, net of related operating and depreciation expense, increased operating income $1.6 million or $0.9 million after tax, for the quarter and $3.9 million, or $2.3 million after tax, for the six month period. The improved margins were partially offset by higher operating and depreciation expense and a $3.0 million, $1.8 million after tax, charge recorded in the second quarter pursuant to the disallowance of Ohio gas costs.

Management estimates the unfavorable after tax impact of weather on second quarter 2005 and 2004 results was $0.8 million and $1.3 million, for the respective periods. The estimated unfavorable impact of weather for the six month periods ended June 30 is estimated to be $3.6 million and $2.4 million for 2005 and 2004, respectively.

For the three and six months ended June 30, 2005, Nonregulated Group earnings were $5.7 million and $14.6 million, respectively. Increases over the prior year totaling $5.0 million for the quarter and $3.3 million year-to-date primarily relate to 2004 net losses in the Other Businesses Group. Earnings from the Company’s primary business units increased by $0.6 million in the quarter and are generally flat year-to-date compared to the prior year periods.

Dividends

Dividends declared for the three months ended June 30, 2005, were $0.295 per share compared to $0.285 per share for the same period in 2004. Dividends declared for the six months ended June 30, 2005, were $0.590 per share compared to $0.570 per share for the same period in 2004.

Detailed Discussion of Results of Operations

Following is a more detailed discussion of the results of operations of the Company’s Utility Group and Nonregulated Group. The detailed results of operations for the Utility Group and Nonregulated Group are presented and analyzed before the reclassification and elimination of certain intersegment transactions necessary to consolidate those results into the Company’s Consolidated Condensed Statements of Income. Corporate and other results are not significant.

Results of Operations of the Utility Group

The Utility Group is comprised of Utility Holdings’ operations. The operations of the Utility Group consist of the Company’s regulated operations and other operations that provide information technology and other support services to those regulated operations. The Company segregates its regulated operations into a Gas Utility Services operating segment and an Electric Utility Services operating segment. The Gas Utility Services segment provides natural gas distribution and transportation services to nearly two-thirds of Indiana and to west central Ohio. The Electric Utility Services segment provides electric distribution services primarily to southwestern Indiana, and includes the Company’s power generating and marketing operations. In total, these regulated operations supply natural gas and/or electricity to nearly one million customers. The results of operations of the Utility Group before certain intersegment eliminations and reclassifications for the three and six months ended June 30, 2005 and 2004, follow:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In millions, except per share amounts)	2005	2004	2005	2004
OPERATING REVENUES
Gas revenues	$186.0	$154.1	$702.7	$659.3
Electric revenues	96.9	89.1	191.6	177.9
Other revenues	0.1	0.2	0.3	0.5
Total operating revenues	283.0	243.4	894.6	837.7
OPERATING EXPENSES
Cost of gas	116.3	97.0	487.2	462.7
Fuel for electric generation	29.4	23.8	56.3	46.6
Purchased electric energy	3.6	6.8	5.9	11.2
Other operating	59.2	53.7	120.8	115.7
Depreciation & amortization	34.5	31.8	67.9	61.5
Taxes other than income taxes	11.7	10.4	33.5	32.7
Total operating expenses	254.7	223.5	771.6	730.4
OPERATING INCOME	28.3	19.9	123.0	107.3
OTHER INCOME (EXPENSE) - NET
Equity in earnings of
unconsolidated affiliates	-	0.1	-	0.2
Other income (expense) – net	1.1	1.4	3.3	3.2
Total other income (expense) - net	1.1	1.5	3.3	3.4
Interest expense	16.4	16.5	33.3	33.4
INCOME BEFORE INCOME TAXES	13.0	4.9	93.0	77.3
Income taxes	5.2	2.1	37.1	29.9
NET INCOME	$7.8	$2.8	$55.9	$47.4

CONTRIBUTION TO VECTREN BASIC EPS	$0.10	$0.04	$0.74	$0.63

Utility Group earnings for the second quarter of 2005 were $7.8 million compared to $2.8 million for the same period last year. Utility Group earnings were $55.9 million for the six months ended June 30, 2005, compared to $47.4 million in the prior year. The $5.0 million and $8.5 million respective increases were primarily due to higher gas base rate revenues, higher electric operating income associated with recovery of pollution control investments and increased margins from generation asset optimization activities. Increases were partially offset by higher operating and depreciation expense and a $3.0 million, $1.8 million after tax, charge recorded in the second quarter pursuant to the disallowance of Ohio gas costs.

For the three and six months ended June 30, 2005 compared to 2004, incremental revenues associated with gas base rate increases were $9.1 million ($5.4 million after tax) and $17.0 million ($10.1 million after tax), respectively. Incremental operating income associated with recovery of pollution control investments was $0.9 million after tax and $2.3 million after tax, respectively, for the three and six months ended June 30, 2005 compared to 2004. Weather, while slightly favorable for the quarter, is estimated to be unfavorable $1.2 million after tax year to date, compared to last year.

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

Significant Fluctuations

Utility Group Margin

Margin generated from the sale of natural gas and electricity to residential and commercial customers is seasonal and impacted by weather patterns in the Company’s service territories. Margin generated from sales to large customers (generally industrial, other contract, and firm wholesale customers) is primarily impacted by overall economic conditions. Margin is also impacted by the collection of state taxes, which fluctuate with gas costs, and is also impacted by some level of price sensitivity in volumes sold. Electric generating asset optimization activities are primarily affected by market conditions, the level of excess generating capacity, and electric transmission availability. Following is a discussion and analysis of margin generated from regulated utility operations.

Gas Utility Margin (Gas Utility Revenues less Cost of Gas Sold)
Gas Utility margin and throughput by customer type follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In millions)	2005	2004	2005	2004
Residential & Commercial	$57.9	$46.1	$185.6	$169.4
Industrial	9.7	9.2	25.3	24.1
Other	2.1	1.8	4.6	3.1
Total gas utility margin	$69.7	$57.1	$215.5	$196.6

Sold & transported volumes in MMDth:
To residential & commercial customers	13.5	12.8	68.5	71.9
To industrial customers	19.2	17.9	46.0	45.3
Total throughput	32.7	30.7	114.5	117.2

Gas utility margins were $69.7 million and $215.5 million for the three and six months ended June 30, 2005. This represents an increase compared to prior periods of $12.6 million and $18.9 million, respectively. The increases are primarily due to the favorable impact of gas base rate increases. Customer growth, net of some usage decline, and additional pass through of expenses and revenue taxes recovered in margins are also reflected in the increases.

The second quarter of 2005 includes a $3.0 million additional charge as the estimated impact of a disallowance of Ohio gas costs ordered by the Public Utilities Commission of Ohio. The company had previously recorded a charge of $1.5 million with respect to the matters raised in the order. Heating weather in the quarter was 20% cooler compared to 2004 and increased margin an estimated $2.3 million compared to 2004. For the six month period, weather was 8% warmer than normal and similar to the prior year. Gas sold and transported volumes were 2% lower for the six months ended June 30, 2005. The average cost per dekatherm of gas purchased for the six months ended June 30, 2005, was $7.41 compared to $6.72 in 2004.

Electric Utility Margin (Electric Utility Revenues less Fuel for Electric Generation and Purchased Electric Energy)
Electric Utility margin by revenue type follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In millions)	2005	2004	2005	2004

Residential & commercial	$39.7	$39.5	$76.8	$74.7
Industrial	16.3	16.1	31.6	30.6
Municipalities & other	5.1	4.7	9.2	9.5
Total retail & firm wholesale	61.1	60.3	117.6	114.8
Asset optimization	2.8	(1.8)	11.8	5.3
Total electric utility margin	$63.9	$58.5	$129.4	$120.1

Retail & Firm Wholesale Margin
Electric retail and firm wholesale utility margins were $61.1 million and $117.6 million for the three and six months ended June 30, 2005. This represents an increase over the prior year periods of $0.8 million and $2.8 million, respectively. The recovery of pollution control related investments and associated operating expenses and related depreciation increased margins $3.6 million quarter over quarter and $6.2 million for the six month period. These increases were partially offset by cooler weather and other factors. Cooling weather for the quarter and six months ended was 7% and 8% cooler than normal, respectively, and 23% cooler than last year. The estimated decrease in margin due to weather was $1.4 million and $1.8 million for the three and six month periods, respectively, compared to the prior year. Due to these factors, volumes sold decreased 2% during the quarter and 1% during the six months ended June 30, 2005, to 2,929.5 GWh compared to 2,965.2 GWh in 2004.

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

Following is a reconciliation of asset optimization activity:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In millions)	2005	2004	2005	2004
Beginning of Period Net Balance Sheet Position	$2.4	$3.4	$(0.6)	$(0.4)
Statement of Income Activity
Net mark-to-market gains (losses)	0.3	(2.0)	2.8	0.8
Net realized gains	2.5	0.2	9.0	4.5
Net activity in electric utility margin	2.8	(1.8)	11.8	5.3
Net cash received & other adjustments	(2.0)	0.6	(8.0)	(2.7)
End of Period Net Balance Sheet Position	$3.2	$2.2	$3.2	$2.2

For the three and six month periods ended June 30, net asset optimization margins were $2.8 million and $11.8 million, which represents an increase of $4.6 million and $6.5 million, as compared to 2004. The additional margin results primarily from an increase in available capacity and mark to market gains. The availability of excess capacity was reduced in 2004 by scheduled outages of owned generation related to the installation of environmental compliance equipment.

Utility Group Operating Expenses

Other Operating
Other operating expenses for the three and six months ended June 30, 2005, increased $5.5 million and $5.1 million, respectively, compared to 2004. The increases are primarily attributable to compensation and benefit costs increases, including incentive and share-based compensation, of $2.5 million in the second quarter of 2005 due in part to timing and anticipated performance in relation to incentive metrics. For the quarter, NOx-related operating expenses increased $0.4 million and, for the six months, NOx related operating expenses decreased $0.7 million compared to last year. Other expenses recovered in margin related to Ohio bad debt and percent of income payment plan expenses increased $0.6 million in the quarter and $2.6 million year-to-date compared to the prior year. The remaining quarterly increase is primarily attributable to increased chemical costs for scrubbing SO2, landfill maintenance costs and the amortization of rate case expenses.

Depreciation & Amortization
Depreciation expense increased $2.7 million and $6.4 million for the three and six month periods ended June 30, 2005, as compared to 2004. In addition to depreciation on additions to plant in service, the increases were primarily due to incremental depreciation expense of  $1.6 million for the quarter and $3.0 million for the year to date period, respectively, associated with the environmental compliance equipment additions. Year-to-date 2004 was also $1.8 million lower due to an adjustment of Ohio depreciation rates and amortization of Indiana regulatory assets.

Taxes Other Than Income Taxes
Taxes other than income taxes increased $1.3 million and $0.8 million for the three and six months ended June 30, 2005, respectively, compared to 2004. The increases are primarily attributable to revenue taxes resulting from higher revenues.

Utility Group Income Taxes

For the three and six months ended June 30, 2005, Federal and state income taxes increased $3.1 million and $7.2 million, respectively, primarily due to higher pre-tax income.

Environmental Matters

Clean Air Act

NOx SIP Call Matter
The Company has taken steps to comply with Indiana’s State Implementation Plan (SIP) of the Clean Air Act (the Act). These steps include installing Selective Catalytic Reduction (SCR) systems at Culley Generating Station Unit 3 (Culley), Warrick Generating Station Unit 4, and A.B. Brown Generating Station Units 1 and 2. SCR systems reduce flue gas NOx emissions to atmospheric nitrogen and water using ammonia in a chemical reaction. This technology is known to currently be the most effective method of reducing nitrogen oxide (NOx) emissions where high removal efficiencies are required.

The IURC has issued orders that approve:
•	the Company’s project to achieve environmental compliance by investing in clean coal technology;
•	a total capital cost investment for this project up to $244 million (excluding AFUDC and administrative overheads), subject to periodic review of the actual costs incurred;
•	a mechanism whereby, prior to an electric base rate case, the Company may recover through a rider that is updated every six months, an 8% return on its weighted capital costs for the project; and
•	ongoing recovery of operating costs, including depreciation and purchased emission allowances, related to the clean coal technology once the facility is placed into service.

Through June 30, 2005, capital investments approximating the level approved by the IURC have been made. Once all equipment is installed and operational, related annual operating expenses, including depreciation expense, are estimated to be between $24 million and $27 million.

The Company has achieved timely compliance through the reduction of the Company’s overall NOx emissions to levels compliant with Indiana’s NOx emissions budget allotted by the USEPA. Therefore, the Company has recorded no accrual for potential penalties that may result from noncompliance.

Clean Air Interstate Rule & Clean Air Mercury Rule
In March of 2005 USEPA finalized two new air emission reduction regulations. The Clean Air Interstate Rule (CAIR) is an allowance cap and trade program requiring further reductions in Nitrogen Oxides (NOx) and Sulfur Dioxide (SO2) emissions from coal-burning power plants. The Clean Air Mercury Rule (CAMR) is an allowance cap and trade program requiring further reductions in mercury emissions from coal-burning power plants. Both sets of regulations require emission reductions in two phases. The first phase deadline for both rules is 2010 (2009 for NOx under CAIR), and the second phase deadline for compliance with the emission reductions required under CAIR is 2015, while the second phase deadline for compliance with the emission reduction requirements of CAMR is 2018. The Company is evaluating compliance options and fully expects to be in compliance by the required deadlines.

In May 2005, Vectren’s utility subsidiary, SIGECO, filed a new multi-emission compliance plan with the IURC. If the plan is approved, its coal-fired plants will be 100% scrubbed for sulfur dioxide (SO2), 90% scrubbed for nitrogen oxide (NOx), and mercury emissions will be reduced to meet the new mercury reduction standards. The Company has requested recovery of the capital investments, which are expected to approximate $110 million, and related operating expenses through a rider mechanism. This rider mechanism is expected to operate like the rider used to recover NOx-related capital investments and operating expenses.

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

The estimated accrued costs are limited to Indiana Gas’ proportionate share of the remediation efforts. Indiana Gas has arrangements in place for 19 of the 26 sites with other potentially responsible parties (PRP), which serve to limit Indiana Gas’ share of response costs at these 19 sites to between 20% and 50%.

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

In October 2002, the Company received a formal information request letter from the IDEM regarding five manufactured gas plants owned and/or operated by SIGECO and not currently enrolled in the IDEM’s VRP. In response, SIGECO submitted to the IDEM the results of preliminary site investigations conducted in the mid-1990’s. These site investigations confirmed that based upon the conditions known at the time, the sites posed no risk to human health or the environment. Follow up reviews have been initiated by the Company to confirm that the sites continue to pose no such risk.

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

Rate & Regulatory Matters

Gas Utility Base Rate Settlements

On June 30, 2004, the IURC approved a $5.7 million base rate increase for SIGECO’s gas distribution business, and on November 30, 2004, approved a $24 million base rate increase for Indiana Gas’ gas distribution business. On April 13, 2005, the PUCO approved a $15.7 million base rate increase for VEDO’s gas distribution business. The new rate designs in all three territories include a larger service charge, which is intended to address to some extent earnings volatility related to weather. The base rate change in SIGECO’s service territory was implemented on July 1, 2004; the base rate change in Indiana Gas’ service territory was implemented on December 1, 2004; and the base rate change in VEDO’s service territory was implemented on April 14, 2005.

The orders also permit SIGECO and Indiana Gas to recover the on-going costs to comply with the Pipeline Safety Improvement Act of 2002. The Pipeline Safety Improvement Tracker provides for the recovery of incremental non-capital dollars, capped at $750,000 the first year and $500,000 thereafter for SIGECO and $2.5 million per year for Indiana Gas. Any costs incurred in excess of these annual caps are to be deferred for future recovery. VEDO’s new base rates provide for the recovery of on-going costs to comply with the Pipeline Safety Improvement Act of 2002 as well as the funding of conservation programs.

Normal Temperature Adjustment Settlement

Vectren Energy Delivery of Indiana and the Indiana Office of Utility Consumer Counselor (OUCC) entered into a settlement agreement providing for the establishment of a normal temperature adjustment (NTA) mechanism. The settlement, filed with the IURC on July 26, 2005, will affect the Company’s Indiana regulated gas customers and should mitigate the margin impact of weather for approximately  60-65% of the Company’s heating load during the October to April peak heating season.

If approved by the IURC, the NTA mechanism will mitigate volatility in distribution charges created by fluctuations in weather by lowering customer bills when weather is colder than normal and increasing customer bills when weather is warmer than normal. If approved, the NTA is expected to be implemented in October 2005.

As part of the settlement, the Company will make on a monthly basis a commitment of $125,000 to Indiana’s Universal Service Fund program for the duration of the NTA. This program provides assistance to low income customers by providing bill discounts.

MISO

Since February, 2002 and with the IURC’s approval, the Company has been a member of the Midwest Independent System Operator, Inc. (MISO), a FERC approved regional transmission organization. The MISO serves the electrical transmission needs of much of the Midwest and maintains operational control over the Company’s electric transmission facilities as well as that of other Midwest utilities. Pursuant to an order from the IURC received in December 2001, certain MISO startup costs (referred to as Day 1 costs) have been deferred for future recovery in the next general rate case.

On April 1, 2005, the MISO energy market commenced operation (the Day 2 energy market). As a result of being a market participant, the Company now bids its owned generation into the Day Ahead and Real Time markets and procures power for its retail customers at Locational Marginal Pricing (LMP) as determined by the MISO market.

On June 1, 2005, Vectren, together with three other Indiana electric utilities, received regulatory authority from the IURC that allows recovery of fuel related costs and deferral of other costs associated with the Day 2 energy market. The order allows fuel related costs to be passed through to customers in Vectren’s existing fuel cost recovery proceedings. The other non-fuel and MISO administrative related costs are to be deferred for recovery as part of the next electric general rate case proceeding.

As a result of MISO’s operational control over much of the Midwestern electric transmission grid, including SIGECO’s transmission facilities, SIGECO’s continued ability to import power, when necessary, and export power to the wholesale market has been, and may continue to be, impacted. Given the nature of MISO’s policies regarding use of transmission facilities, as well as ongoing FERC initiatives and uncertainties around Day 2 energy market operations, it is difficult to predict near term operational impacts. However, as stated above, it is believed that MISO’s regional operation of the transmission system will ultimately lead to reliability improvements.

The potential need to expend capital for improvements to the transmission system, both to SIGECO’s facilities as well as to those facilities of adjacent utilities, over the next several years will become more predictable as MISO completes studies related to regional transmission planning and improvements. Such expenditures may be significant.

Gas Cost Recovery (GCR) Audit

On June 14, 2005, the PUCO issued an order disallowing the recovery of approximately $9.6 million of gas costs relating to the two year audit period ended November 2002. That audit period provided the PUCO staff its initial review of the portfolio administration arrangement between VEDO and ProLiance. The disallowance includes approximately $1.3 million relating to pipeline refunds and penalties and approximately $4.5 million of costs for winter delivery services purchased by VEDO to ensure reliability over the two year period. The PUCO also held that ProLiance should have credited to VEDO an additional $3.8 million more than credits actually received for the right to use VEDO’s gas transportation capacity periodically during the periods when it was not required for serving VEDO’s customers. The PUCO also directed VEDO to either submit its receipt of portfolio administration services to a request for proposal process or to in-source those functions.

During 2004, the Company recorded a reserve of $1.5 million for this matter. An additional pretax charge of $3.0 million was recorded in Cost of Gas Sold in the second quarter of 2005. The reserve reflects management’s assessment of the impact of the June 14 decision, an estimate of any current impact that decision may have on subsequent audit periods, and an estimate of a sharing in any final disallowance by Vectren’s partner in ProLiance. Notwithstanding the additional charge, Vectren management believes that there exists a sound basis to challenge the aspects of the decision related to the winter delivery services and the portfolio administration agreement, and also believes that any change to the existing portfolio administration agreement between ProLiance and VEDO would not be material to Vectren’s future earnings, financial position, or cash flows.  VEDO filed its request for rehearing on July 14, and the matter is now pending before the PUCO.

Other Operating Matters

United States Securities and Exchange Commission Inquiry into PUHCA Exemption

In July 2004, the Company received a letter from the SEC regarding its exempt status under the Public Utility Holding Company Act of 1935 (PUHCA). The letter asserts that Vectren's out of state electric power sales exceed the amount previously determined by the SEC to be acceptable in order to qualify for the exemption. There is pending a request by Vectren for an order of exemption under Section 3(a)(1) of the PUHCA. Vectren also claims the benefit of the exemption pursuant to Rule 2 under Section 3(a)(1) of the PUHCA by filing an annual statement on SEC Form U-3A-2. The Company has responded to the SEC inquiry and filed an amended Form U-3A-2 for the year ended December 31, 2003. The amendment changed the method of aggregating wholesale power sales and purchases outside of Indiana from that previously reported. The new method is to aggregate by delivery point. The amendment also submitted clarifications as to activity outside of Indiana related to gas utility operations. Form U-3A-2 for the year ended December 31, 2004 was filed on February 28, 2005.

On June 21, 2005, the Company amended its Form U-1 to further clarify its assertion that the Company and its utility holding company subsidiary, Utility Holdings, both qualify for the PUHCA exemption and to request an order of exemption under Section 3(a)(1) of the PUHCA.

Results of Operations of the Nonregulated Group

The Nonregulated Group is comprised of Vectren Enterprises’ operations. The Nonregulated Group operates in three primary business areas: Energy Marketing and Services, Coal Mining, and Utility Infrastructure Services. Energy Marketing and Services markets natural gas and provides energy management services, including energy performance contracting services. Coal Mining mines and sells coal and generates IRS Code Section 29 tax credits relating to the production of coal-based synthetic fuels. Utility Infrastructure Services provides underground construction and repair, facilities locating, and meter reading services. In addition, there are other businesses that invest in broadband communication services, energy-related opportunities, real estate, and leveraged leases, among other activities. The Nonregulated Group supports the Company’s regulated utilities pursuant to service contracts by providing natural gas supply services, coal, utility infrastructure services, and other services. The results of operations of the Nonregulated Group before certain intersegment eliminations and reclassifications for the three and six months ended June 30, 2005 and 2004, follow:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In millions, except per share amounts)	2005	2004	2005	2004
NET INCOME	$5.7	$0.7	$14.6	$11.3

CONTRIBUTION TO VECTREN BASIC EPS	$0.08	$0.01	$0.19	$0.15

NET INCOME (LOSS) ATTRIBUTED TO:
Energy Marketing & Services	$0.7	$0.9	$6.7	$7.9
Coal Mining	4.7	3.9	9.1	7.5
Utility Infrastructure	0.5	0.5	(0.5)	(0.1)
Other Businesses	(0.2)	(4.6)	(0.7)	(4.0)

For the three and six months ended June 30, 2005, Nonregulated Group earnings were $5.7 million and $14.6 million, respectively. Increases over the prior year totaling $5.0 million for the quarter and $3.3 million year-to-date primarily relate to 2004 net losses in the Other Businesses Group. Earnings from the Company’s primary business units increased by $0.6 million in the quarter and are generally flat year-to-date compared to the prior year periods.

Energy Marketing & Services

Energy Marketing and Services is comprised of the Company’s gas marketing operations, performance contracting operations, and retail gas supply operations.

Gas marketing operations are performed through the Company’s investment in ProLiance Energy LLC (ProLiance). ProLiance, a nonregulated energy marketing affiliate of Vectren and Citizens Gas and Coke Utility (Citizens Gas), provides services to a broad range of municipalities, utilities, industrial operations, schools, and healthcare institutions located throughout the Midwest and Southeast United States. ProLiance’s customers include Vectren’s utilities and nonregulated gas supply operations and Citizens Gas. ProLiance’s primary businesses include gas marketing, gas portfolio optimization, and other portfolio and energy management services. The Company accounts for its investment in ProLiance using the equity method of accounting.

As part of a settlement agreement approved by the IURC during July 2002, the gas supply agreements with Indiana Gas and SIGECO, were approved and extended through March 31, 2007. Under the provisions of that agreement, the utilities may decide to conduct a “request for proposal” (RFP) for a new supply administrator, or they may decide to make an alternative proposal for procurement of gas supply. That decision will be made by December 2005. To the extent an RFP is conducted, ProLiance is fully expected to participate in the RFP process for service to the utilities after March 31, 2007.

Energy Systems Group, LLC (ESG), a wholly owned subsidiary, provides energy performance contracting and facility upgrades through its design and installation, as well as operation, of energy-efficient equipment throughout the Midwest and Southeastern United States.

Vectren Retail, LLC (d/b/a Vectren Source), a wholly owned subsidiary, provides natural gas and other related products and services in Ohio and Indiana, serving approximately 120,000 customers opting for choice among energy providers.

Net income generated by Energy Marketing and Services for the quarter ended June 30, 2005, was $0.7 million compared to $0.9 million in 2004. Net income generated by Energy Marketing and Services for the six months ended June 30, 2005, was $6.7 million compared to $7.9 million in 2004. In the periods presented, gas marketing operations, performed through ProLiance, provided the primary earnings contribution, totaling $2.1 million for the quarter ended June 30, 2005 and $8.5 million year-to-date. ProLiance increased its earnings contribution over 2004 by $0.8 million and $0.3 million for the quarter and year-to-date periods, respectively.  Year-to-date results reflect pre-verdict legal fees associated with litigation between ProLiance and the City of Huntsville Alabama (Huntsville Utilities). The increased earnings from ProLiance have been partially offset by ESG net losses of $0.3 million and $1.4 million during the quarter and year-to-date periods, respectively. These results represent decreases from the prior year of approximately $0.6 million during the quarter and $1.2 million year-to-date and are primarily attributable to the delay in closing significant new contracts coupled with increased overhead from the Progress Energy Solutions’ acquisition. Although experiencing a slow start to 2005, ESG has closed more contracts in 2005 than in 2004 and has a greater backlog at June 30 than last year. For the quarter, Vectren Source’s retail gas supply operations operated at a seasonal loss of $0.5 million, a slightly higher loss than last year. Year-to-date, Vectren Source’s earnings totaled $0.3 million in both 2005 and 2004. Margin from customer growth of approximately 30,000 year over year has been offset by the impact of warmer than normal weather.

ProLiance Contingency

In 2002, a civil lawsuit was filed in the United States District Court for the Northern District of Alabama by the City of Huntsville, Alabama d/b/a Huntsville Utilities, Inc. (Huntsville Utilities) against ProLiance.  Huntsville Utilities asserted claims based on alleged breach of contract with respect to the provision of portfolio services and/or pricing advice, fraud, fraudulent inducement, and other theories, including conversion and violations under the Racketeering, Influenced and Corrupt Organizations Act (RICO). These claims related generally to: (1) alleged breach of contract in providing advice and/or administering portfolio arrangements; (2) alleged promises to provide gas at a below-market rate; (3) the creation and repayment of a “winter levelizing program” instituted by ProLiance in conjunction with the Manager of Huntsville’s Gas Utility to allow Huntsville Utilities to pay its gas bills from the winter of 2000-2001 over an extended period of time coupled with the alleged ignorance about the program on the part of Huntsville Utilities’ Gas Board and other management, and; (4) conversion of Huntsville Utilities’ gas storage supplies to repay the balance owed on the winter levelizing program and the alleged lack of authority of Huntsville Utilities’ gas manager to approve those sales.

In early 2005, a jury trial commenced and on February 10, 2005, the jury returned a verdict largely in favor of Huntsville Utilities and awarded Huntsville Utilities compensatory damages of $8.2 million and punitive damages of $25.0 million. The jury rejected Huntsville Utilities’ claim of conversion. The jury also rejected a counter claim by ProLiance for payment of amounts due from Huntsville Utilities. Following that verdict, there were a number of issues presented to the judge for resolution. Huntsville made a claim under federal law that it was entitled to have the compensatory damage award trebled. The judge rejected that request. ProLiance made a claim against Huntsville for unjust enrichment, which was also rejected by the judge. The judge also determined that attorneys’ fees and prejudgment interest are owed by ProLiance to Huntsville Utilities. The verdict, as affected by the judge’s subsequent rulings, totals $38.9 million, and ProLiance has posted an appeal bond for that estimated amount. . ProLiance’s management believes there are reasonable grounds for appeal which offer a basis for reversal of the entire verdict, and initiated the appeal process on July 26, 2005.

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

As an equity investor in ProLiance, the Company reflected its share of the charge, or $1.4 million after tax, in its 2004 results. It is not expected that an unfavorable outcome on appeal will have a material adverse effect on the Company’s consolidated financial position or its liquidity, but an unfavorable outcome could be material to the Company’s earnings.

Coal Mining

The Coal Mining group mines and sells coal to the Company’s utility operations and to third parties through its wholly owned subsidiary Vectren Fuels, Inc. (Fuels). The Coal Mining Group also generates IRS Code Section 29 tax credits resulting from the production of coal-based synthetic fuels through its 8.3% ownership interest in Pace Carbon Synfuels, LP (Pace Carbon). In addition, Fuels receives synfuel-related fees from synfuel producers unrelated to Pace Carbon for a portion of its coal production.

Coal Mining net income for the three months ended June 30, 2005, was $4.7 million compared to $3.9 million in 2004. Coal Mining net income for the six months ended June 30, 2005, was $9.1 million compared to $7.5 million in 2004. Earnings from the mining operations were $1.3 million and $0.6 million for the quarter ended June 30, 2005 and 2004, respectively. Mining operations contributed $2.6 million and $1.3 million for the six month periods ended June 30, 2005 and 2004, respectively. Despite rising costs for steel, explosives and fuel, mining operations increased $0.8 million for the quarter and $1.3 million year-to-date, primarily due to greater production and higher revenue per ton. Synfuel-related quarterly results, which include earnings from Pace Carbon and synfuel processing fees earned by Fuels, were $3.4 million and $6.5 million for the quarter and six months of 2005 and have increased slightly over the prior year. These increases reflect higher production of synthetic fuel produced by Pace Carbon as the result of the relocation of a previously underperforming plant, offset by lower synfuel processing fees earned by Fuels.

IRS Section 29 Tax Credit Recent Developments

Vectren’s Coal Mining operations are comprised of Vectren Fuels, Inc. (Fuels), which includes its coal mines and related operations and Vectren Synfuels, Inc. (Synfuels). Synfuels holds one limited partnership unit (an 8.3% interest) in Pace Carbon Synfuels Investors, LP (Pace Carbon), a Delaware limited partnership formed to develop, own, and operate four projects to produce and sell coal-based synthetic fuel utilizing Covol technology.

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

In past rulings, the Internal Revenue Service (IRS) has concluded that the synthetic fuel produced at the Pace Carbon facilities should qualify for Section 29 tax credits. The IRS issued a private letter ruling with respect to the four projects on November 11, 1997, and subsequently issued an updated private letter ruling on September 23, 2002. As a partner in Pace Carbon, Vectren has reflected total tax credits under Section 29 in its consolidated results through June 30, 2005, of approximately $67 million. To date, Vectren has been in a position to fully recognize the credits generated. Primarily from the use of these credits, the Company was in an Alternative Minimum Tax (AMT) position in 2004 and expects to be in that position in 2005. As a result, the Company has an AMT credit carryforward of approximately $35 million at June 30, 2005.

During June 2001, the IRS began a tax audit of Pace Carbon for the 1998 tax year and later expanded the audit to include tax years 1999, 2000, and 2001. In May 2004, the IRS completed its audit of the 1998 to 2001 tax returns of Pace Carbon requesting only minor modifications to previously filed returns. There were no changes to any of the filed Section 29 tax credit calculations. The Permanent Subcommittee on Investigations of the U.S. Senate’s Committee on Governmental Affairs, however, has an ongoing investigation related to Section 29 tax credits.

Further, Section 29 tax credits are only available when the price of oil is less than a base price specified by the tax code, as adjusted for inflation. The Company does not believe that credits realized in prior years will be affected by the limitation. However, an average NYMEX price of approximately $70 per barrel for the remainder of 2005, or an average NYMEX annual price of $60 per barrel in 2006, could limit Section 29 tax credits in those years. In January 2005, the Company executed an insurance arrangement that partially limits the Company’s exposure if a limitation on the availability of tax credits were to occur in 2005 and/or 2006 due to oil prices. The insurance policy protects approximately two-thirds of the expected 2005 and one-third of the expected 2006 tax credits.

Vectren believes it is justified in its reliance on the private letter rulings and most recent IRS audit results for the Pace Carbon facilities. Additionally, the Company does not currently expect oil price limitations on the credits. Therefore, the Company will continue to recognize Section 29 tax credits as they are earned until there is either a change in the tax code or the IRS’ interpretation of that tax code.

Utility Infrastructure Services

Utility Infrastructure Services provides underground construction and repair to gas, water, and telecommunications companies primarily through its investment in Reliant Services, LLC (Reliant) and Reliant’s 100 percent ownership in Miller Pipeline. Reliant is a 50 percent owned strategic alliance with an affiliate of Cinergy Corp. and is accounted for using the equity method of accounting. Quarterly results are comparable to the prior year. For the six months ended June 30, 2005, Infrastructure’s net loss was $0.5 million, compared to a loss of $0.1 million in 2004, due principally to weather in the first quarter of 2005 that delayed construction projects.

Other Businesses

The Other Businesses Group includes a variety of operations and investments including investments in Broadband and the Haddington Energy Partnerships (Haddington). Broadband invests in communication services, such as cable television, high-speed internet, and advanced local and long distance phone services.

Other Businesses reported a net loss of $0.2 million for the three months ended June 30, 2005, compared to a net loss of $4.6 million in 2004. For the six months ended June 30, 2005, Other Businesses reported a net loss of $0.7 million compared to a net loss of $4.0 million in 2004. The 2004 losses result principally from transactions occurring that involved the Company’s investment in Haddington and a writedown of the Company’s broadband investments.

In 2004, the Company recorded broadband-related impairment charges totaling $6.0 million after tax, of which $4.5 million was reflected in the first quarter and $1.5 million was recorded in the second quarter. In addition, the 2004 second quarter includes a $3.5 million after tax write-down of an investment held by Haddington. The first quarter of 2004 includes an after tax gain of $5.3 million relating to the sale of an investment held by Haddington. In total, the net loss from these transactions decreased 2004 results by $5.0 million during the second quarter and $4.2 million during the six month period.

Impact of Recently Issued Accounting Guidance
SFAS No. 154

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - a Replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS 154). This statement changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement in the instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods’ financial statements of the direct effects caused by a change in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Further, changes in depreciation, amortization or depletion methods for long-lived, nonfinancial assets are to be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections made in fiscal years beginning after December 15, 2005, with early adoption permitted. The adoption of this standard, beginning in fiscal year 2006, is not expected to have any material effect on the Company’s operating results or financial condition.

SFAS 123 (revised 2004)

In December 2004, the FASB issued Statement 123 (revised 2004), “Share-Based Payments” (SFAS 123R) that will require compensation costs related to all share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS 123R replaces SFAS 123 and supersedes APB 25. In April 2005, the SEC extended the effective date of SFAS 123R to January 1, 2006 for calendar year companies like the Company. SFAS 123R provides for multiple transition methods, and the Company is still evaluating potential methods for adoption. The adoption of this standard is not expected to have a material effect on the Company’s operating results or financial condition.

FIN 47

In March 2005, the FASB issued FASB Interpretation No. 47 (FIN 47), an interpretation of SFAS 143. The interpretation is effective for the Company no later than December 31, 2005. FIN 47 clarifies that a legal obligation to perform an asset retirement activity that is conditional on a future event is within SFAS 143’s scope. It also clarifies the meaning of the term “conditional asset retirement obligation” as a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of an asset retirement obligation that is conditional on a future event if the liability’s fair value can be estimated reasonably. The interpretation provides examples of conditional asset retirement obligations that may need to be recognized under the provisions of FIN 47, including asbestos and utility pole removal and dismantling plant. The interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 requires the reassessment of whether a portion of accrued removal costs should be recharacterized as a liability under generally accepted accounting principles. FIN 47 may also require the accrual of additional liabilities and could result in increased near-term expense. The Company is currently assessing the impact this interpretation will have on its financial statements.

EITF 04-06

At its March 2005 meeting, the EITF Task Force reached a consensus on EITF 04-06 “Accounting for Stripping Costs Incurred during Production in the Mining Industry”(EITF 04-06) that stripping costs incurred during the production phase of a strip mine are variable production costs that should be included in the costs of the inventory produced (that is, extracted) during the period that the stripping costs are incurred. EITF 04-06 is effective for the first reporting period in fiscal years beginning after December 15, 2005, with early adoption permitted. If material, any unamortized costs that cannot be reclassified to inventory must be charged to earnings as a cumulative effect of change in accounting principle. The Company expects that the adoption of EITF 04-06 will have no current impact on its operating results or financial condition.

Financial Condition

Within Vectren’s consolidated group, Utility Holdings funds the short-term and long-term financing needs of the Utility Group, and Vectren Capital Corp. (Vectren Capital) funds short-term and long-term financing needs of the Nonregulated Group and other corporate operations. Vectren Corporation guarantees Vectren Capital’s debt, but does not guarantee Utility Holdings’ debt. Vectren Capital’s long-term and short-term obligations outstanding at June 30, 2005, totaled $113.0 million and $111.9 million, respectively. Utility Holdings’ outstanding long-term and short-term borrowing arrangements are jointly and severally guaranteed by Indiana Gas, SIGECO, and VEDO. Utility Holdings’ long-term and short-term obligations outstanding at June 30, 2005, totaled $550.0 million and $141.0 million, respectively. Additionally, prior to Utility Holdings’ formation, Indiana Gas and SIGECO funded their operations separately, and therefore, have long-term debt outstanding funded solely by their operations.

The Company’s common stock dividends are primarily funded by utility operations. Nonregulated operations have demonstrated sustained profitability and the ability to generate cash flows. These cash flows are primarily reinvested in other nonregulated ventures, but are also used to fund a portion of the Company’s dividends, and from time to time may be reinvested in utility operations or used for corporate expenses.

Utility Holdings’ and Indiana Gas’ credit ratings on outstanding senior unsecured debt at June 30, 2005, are A-/Baa1 as rated by Standard and Poor's Ratings Services (Standard and Poor’s) and Moody’s Investors Service (Moody’s), respectively. SIGECO’s credit ratings on outstanding senior unsecured debt are A-/Baa1. SIGECO's credit ratings on outstanding secured debt are A/A3. Utility Holdings’ commercial paper has a credit rating of A-2/P-2. Vectren Capital’s senior unsecured debt is rated BBB+/Baa2. Although the parent company has no debt outstanding, Standard and Poor’s rates Vectren as A-. The current outlook of both Moody’s and Standard and Poor’s is stable and are categorized as investment grade. Standard and Poor’s revised its current outlook to stable from negative in January 2005 and in March 2005 revised SIGECO’s secured debt rating to A from A- and its unsecured debt to A- from BBB+. All other ratings are unchanged from December 31, 2004. A security rating is not a recommendation to buy, sell, or hold securities. The rating is subject to revision or withdrawal at any time, and each rating should be evaluated independently of any other rating. Standard and Poor’s and Moody’s lowest level investment grade rating is BBB- and Baa3, respectively.

The Company’s consolidated equity capitalization objective is 45-55% of total capitalization. This objective may have varied, and will vary, depending on particular business opportunities, capital spending requirements, and seasonal factors that affect the Company’s operation. The Company’s equity component was 51% of total capitalization, including current maturities of long-term debt and long-term debt subject to tender, at both June 30, 2005, and December 31, 2004, respectively.

The Company expects the majority of its capital expenditures, investments, and debt security redemptions to be provided by internally generated funds. However, due to significant utility capital expenditures and expected growth in nonregulated operations, the Company may require additional permanent financing. The Company expects Vectren Capital to issue at least $100 million in debt securities by year end. Further, in anticipation of a future Utility Holdings debt issuance, the Company executed forward starting interest rate swaps with a notional value of $75 million that expire in December 2005.

Sources & Uses of Liquidity

Operating Cash Flow

The Company’s primary and historical source of liquidity to fund working capital requirements has been cash generated from operations, which for the six months ended June 30, 2005 and 2004, was $307.8 million and $280.1 million, respectively. The increase of $27.7 million is primarily the result of favorable changes in working capital accounts and increased earnings before non-cash charges.

Financing Cash Flow

Although working capital requirements are generally funded by cash flow from operations, the Company uses short-term borrowings to supplement working capital needs when accounts receivable balances are at their highest and gas storage is refilled. Additionally, short-term borrowings are required for capital projects and investments until they are permanently financed.

Cash flow required for financing activities was $204.8 million for the six months ended June 30, 2005 compared to $188.6 million in the prior period, The increased requirements include the repayment of $10.1 in short term borrowings and increased common stock dividends compared to 2004. In 2005, more short-term borrowings have been retired with the greater operating cash flow.

Investing Cash Flow

Cash flow required for investing activities was $103.1 million for the six months ended June 30, 2005 compared to $98.3 million in 2004. For the six months ended June 30, 2005 and 2004, requirements for capital expenditures were $104.3 million and $111.3 million, respectively. The decrease in capital expenditures reflects the near completion of pollution control investments addressing NOx compliance. In addition, greater unconsolidated affiliate distributions were received in 2004 due to an approximate $13 million distribution from the Haddington Energy Partnerships, which it generated from a 2004 first quarter sale of an investment.

Available Sources of Liquidity

At June, 30, 2005, the Company has $615 million of short-term borrowing capacity, including $355 million for the Utility Group and $260 million for the wholly owned Nonregulated Group and corporate operations, of which approximately $214 million is available for the Utility Group operations and approximately $148 million is available for the wholly owned Nonregulated Group and corporate operations.

The Company periodically issues new shares to satisfy dividend reinvestment plan and stock option plan requirements. New issuances added additional liquidity of $2.3 million in 2004.

Potential Uses of Liquidity

Planned Capital Expenditures & Investments

Investments in nonregulated unconsolidated affiliates and total company capital expenditures for the remainder of 2005 are estimated to be approximately $194 million.

Ratings Triggers

At June 30, 2005, $113.0 million of Vectren Capital’s senior unsecured notes were subject to cross-default and ratings trigger provisions that would provide that the full balance outstanding is subject to prepayment if the ratings of Indiana Gas or SIGECO declined to BBB/Baa2. In addition, accrued interest and a make whole amount based on the discounted value of the remaining payments due on the notes would also become payable. The credit rating of Indiana Gas’ senior unsecured debt and SIGECO’s secured debt remains one level and three levels, respectively, above the ratings trigger.

Other Guarantees and Letters of Credit

In the normal course of business, Vectren Corporation issues guarantees to third parties on behalf of its consolidated subsidiaries and unconsolidated affiliates. Such guarantees allow those subsidiaries and affiliates to execute transactions on more favorable terms than the subsidiary or affiliate could obtain without such a guarantee. Guarantees may include posted letters of credit, leasing guarantees, and performance guarantees. As of June 30, 2005, guarantees issued and outstanding on behalf of unconsolidated affiliates approximated $6 million. In addition, the Company has also issued a guarantee approximating $4 million related to the residual value of an operating lease that expires in 2006. Through June 30, 2005, the Company has not been called upon to satisfy any obligations pursuant to its guarantees.

Forward-Looking Information

A “safe harbor” for forward-looking statements is provided by the Private Securities Litigation Reform Act of 1995 (Reform Act of 1995). The Reform Act of 1995 was adopted to encourage such forward-looking statements without the threat of litigation, provided those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause the actual results to differ materially from those projected in the statement. Certain matters described in Management’s Discussion and Analysis of Results of Operations and Financial Condition are forward-looking statements. Such statements are based on management’s beliefs, as well as assumptions made by and information currently available to management. When used in this filing, the words “believe”, “anticipate”, “endeavor”, “estimate”, “expect”, “objective”, “projection”, “forecast”, “goal”  and similar expressions are intended to identify forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause the Company’s actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following:

•
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

•	Increased competition in the energy environment including effects of industry restructuring and unbundling.
•
Regulatory factors such as unanticipated changes in rate-setting policies or procedures, recovery of investments and costs made under traditional regulation, and the frequency and timing of rate increases.

•
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

•	Economic conditions including the effects of an economic downturn, inflation rates, commodity prices, and monetary fluctuations.
•
Changing market conditions and a variety of other factors associated with physical energy and financial trading activities including, but not limited to, price, basis, credit, liquidity, volatility, capacity, interest rate, and warranty risks.

•
The performance of projects undertaken by the Company’s nonregulated businesses and the success of efforts to invest in and develop new opportunities, including but not limited to, the realization of Section 29 income tax credits and the Company’s coal mining, gas marketing, and broadband strategies.

•
Direct or indirect effects on our business, financial condition or liquidity resulting from a change in credit ratings, changes in interest rates, and/or changes in market perceptions of the utility industry and other energy-related industries.

•	Employee or contractor workforce factors including changes in key executives, collective bargaining agreements with union employees, or work stoppages.
•	Legal and regulatory delays and other obstacles associated with mergers, acquisitions, and investments in joint ventures.
•
Costs and other effects of legal and administrative proceedings, settlements, investigations, claims, and other matters, including, but not limited to, those described in Management’s Discussion and Analysis of Results of Operations and Financial Condition.

•	Changes in Federal, state or local legislature requirements, such as changes in tax laws or rates, environmental laws and regulations.

The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of changes in actual results, changes in assumptions, or other factors affecting such statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to various business risks associated with commodity prices, interest rates, and counter-party credit. These financial exposures are monitored and managed by the Company as an integral part of its overall risk management program. The Company’s risk management program includes, among other things, the use of derivatives. The Company also executes derivative contracts in the normal course of operations while buying and selling commodities to be used in operations and optimizing its generation assets.

The Company has in place a risk management committee that consists of senior management as well as financial and operational management. The committee is actively involved in identifying risks as well as reviewing and authorizing risk mitigation strategies.

These risks are not significantly different from the information set forth in Item 7A Quantitative and Qualitative Disclosures About Market Risk included in the Vectren 2004 Form 10-K and are therefore not presented herein.

ITEM 4. CONTROLS AND PROCEDURES

Changes in Internal Controls over Financial Reporting

Since February 2002, the Company has been a member of the Midwest Independent System Operator, Inc. (MISO), a FERC approved regional transmission organization. The MISO serves the electrical transmission needs of much of the Midwest and maintains operational control over the Company’s electric transmission facilities. On April 1, 2005, the MISO energy market commenced operation (the Day 2 energy market). As a result of being a market participant, the Company now bids its owned generation into the Day Ahead and Real Time markets and procures power for its retail customers at Locational Marginal Pricing (LMP) as determined by the MISO market.

In connection with the implementation of the Day 2 energy market, the Company implemented new processes and modified existing processes to facilitate participation within the MISO market. These processes focused primarily on billing settlements with the MISO.

Other than this change, during the quarter ended June 30, 2005, there have been no other changes to the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of June 30, 2005, the Company conducted an evaluation under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness and the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective at providing reasonable assurance that material information relating to the Company required to be disclosed by the Company in its filings under the Securities Exchange Act of 1934 (Exchange Act) is brought to their attention on a timely basis.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Periodically, the Company purchases shares from the open market to satisfy share requirements associated with the Company’s share-based compensation plans. The following chart contains information regarding open market purchases made by the Company to satisfy share-based compensation requirements during the quarter ended June 30, 2005.

			Total Number of	Maximum Number
	Number of		Shares Purchased as	of Shares That May
	Shares	Average Price	Part of Publicly	Be Purchased Under
Period	Purchased	Paid Per Share	Announced Plans	These Plans
April 1-30	-	-	-	-
May 1-31	23,720	$27.12	-	-
June 1-30	10,128	$27.79	-	-

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Vectren’s Annual Meeting of Stockholders was held on April 27, 2005. At said Annual Meeting, the stockholders voted on the following two proposals:

1.	The election of four directors of the Company, each to serve for up to a three-year term or until their successors are duly qualified and elected:

Director	Votes For	Abstentions
Ronald G. Reherman	65,326,743	1,115,785
R. Daniel Sadlier	65,522,240	920,288
Richard W. Shymanski	65,371,076	1,071,452
Jean L. Wojtowicz	65,556,539	885,989

The terms of office of John M. Dunn, Niel C. Ellerbrook, Anton H. George, and Robert L. Koch II will expire in 2006. The terms of office of John D. Engelbrecht, William G. Mays, J. Timothy McGinley and Richard P. Rechter will expire in 2007. As required by Section 4.15 of the Company’s Code of By-Laws, and Section 1.I. of the Corporate Governance Guidelines, a director shall retire from the board at the end of the month during which he or she reaches the age of seventy. Accordingly, Ronald G. Rehermen will retire effective August 30, 2005.

2.	The reappointment of Deloitte & Touche LLP (Deloitte) as the independent accountants for the Company and its subsidiaries for 2005:

The stockholders approved Deloitte as the independent accountants by the following votes:

Votes For	Votes Against	Abstentions	Broker Non-Votes
65,686,044	445,456	311,028	-

ITEM 6. EXHIBITS

Exhibits

3. Articles of Incorporation and By-Laws

3.4	Amended and Restated Code of By-Laws of Vectren Corporation as of May 1, 2005.

Certifications

31.1 Certification Pursuant To Section 302 of The Sarbanes-Oxley Act Of 2002- Chief Executive Officer

31.2  Certification Pursuant To Section 302 of The Sarbanes-Oxley Act Of 2002- Chief Financial Officer

32 Certification Pursuant To Section 906 of The Sarbanes-Oxley Act Of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VECTREN CORPORATION
Registrant

August 2, 2005	/s/ Jerome A. Benkert, Jr.
Jerome A. Benkert, Jr.
Executive Vice President &
Chief Financial Officer
(Principal Financial Officer)

/s/ M. Susan Hardwick
M. Susan Hardwick
Vice President & Controller
(Principal Accounting Officer)