Form 10-Q
period 2005-10-31
VECTREN CORP
filed 2005-11-03
CIK 1096385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes __ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock- Without Par Value	76,095,245	October 31, 2005
Class	Number of Shares	Date

Table of Contents

Item Number		Page Number
	PART I. FINANCIAL INFORMATION
1	Financial Statements (Unaudited)
	Vectren Corporation and Subsidiary Companies
	Consolidated Condensed Balance Sheets	3-4
	Consolidated Condensed Statements of Income	5
	Consolidated Condensed Statements of Cash Flows	6
	Notes to Unaudited Consolidated Condensed Financial Statements	7
2	Management’s Discussion and Analysis of Results of Operations and Financial Condition	21
3	Quantitative and Qualitative Disclosures about Market Risk	41
4	Controls and Procedures	41

	PART II. OTHER INFORMATION
1	Legal Proceedings	42
2	Unregistered Sales of Equity Securities and Use of Proceeds	42
6	Exhibit Index	42
	Signatures	43

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VECTREN CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited - In millions)

	September 30, 2005	December 31, 2004

ASSETS

Current Assets
Cash & cash equivalents	$4.1	$9.6
Accounts receivable - less reserves of $2.4 &
$2.0, respectively	97.2	173.5
Accrued unbilled revenues	53.5	176.6
Inventories	89.2	67.6
Recoverable fuel & natural gas costs	17.1	17.7
Prepayments & other current assets	180.7	141.3
Total current assets	441.8	586.3

Utility Plant
Original cost	3,563.5	3,465.2
Less: accumulated depreciation & amortization	1,361.5	1,309.0
Net utility plant	2,202.0	2,156.2

Investments in unconsolidated affiliates	183.2	180.0
Other investments	116.2	115.1
Non-utility property - net	242.4	229.2
Goodwill - net	207.1	207.1
Regulatory assets	88.0	82.5
Other assets	26.3	30.5
TOTAL ASSETS	$3,507.0	$3,586.9

The accompanying notes are an integral part of these consolidated condensed financial statements.

VECTREN CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited - In millions)

	September 30,	December 31,
	2005	2004

LIABILITIES & SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$ 92.7	$ 123.8
Accounts payable to affiliated companies	82.0	109.3
Refundable fuel & natural gas costs	11.0	6.3
Accrued liabilities	117.9	125.8
Short-term borrowings	369.1	412.4
Current maturities of long-term debt	38.4	38.5
Long-term debt subject to tender	-	10.0
Total current liabilities	711.1	826.1

Long-term Debt - Net of Current Maturities &
Debt Subject to Tender	1,026.6	1,016.6

Deferred Income Taxes & Other Liabilities
Deferred income taxes	227.7	234.0
Regulatory liabilities	266.0	251.7
Deferred credits & other liabilities	168.6	163.2
Total deferred credits & other liabilities	662.3	648.9

Minority Interest in Subsidiary	0.4	0.4

Commitments & Contingencies (Notes 8 -11)

Cumulative, Redeemable Preferred Stock of a Subsidiary	-	0.1

Common Shareholders' Equity
Common stock (no par value) – issued & outstanding
76.1 and 75.9 shares, respectively	529.3	526.8
Retained earnings	601.1	583.0
Accumulated other comprehensive loss	(23.8)	(15.0)
Total common shareholders' equity	1,106.6	1,094.8

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$3,507.0	$3,586.9

The accompanying notes are an integral part of these consolidated condensed financial statements.

VECTREN CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited - In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
OPERATING REVENUES
Gas utility	$136.8	$112.3	$839.5	$771.6
Electric utility	128.7	102.3	320.3	280.2
Energy services & other	45.3	39.8	154.4	124.6
Total operating revenues	310.8	254.4	1,314.2	1,176.4
OPERATING EXPENSES
Cost of gas sold	81.6	67.2	568.8	529.8
Fuel for electric generation	39.3	25.8	95.6	72.4
Purchased electric energy	8.8	5.3	14.7	16.6
Cost of energy services & other	32.5	27.0	115.5	90.1
Other operating	67.2	59.6	204.1	190.8
Depreciation & amortization	41.2	36.2	116.8	103.6
Taxes other than income taxes	10.3	9.9	44.4	43.3
Total operating expenses	280.9	231.0	1,159.9	1,046.6
OPERATING INCOME	29.9	23.4	154.3	129.8
OTHER INCOME - NET
Equity in earnings of unconsolidated affiliates	5.4	1.5	12.5	13.5
Other income – net	1.6	3.3	5.6	2.1
Total other income - net	7.0	4.8	18.1	15.6
Interest expense	21.0	19.4	60.8	57.5
INCOME BEFORE INCOME TAXES	15.9	8.8	111.6	87.9
Income taxes	(0.6)	(0.9)	25.6	20.0
Minority interest in & preferred dividend
requirements of subsidiaries	-	-	-	0.1
NET INCOME	$16.5	$9.7	$86.0	$67.8

AVERAGE COMMON SHARES OUTSTANDING	75.7	75.6	75.6	75.5
DILUTED COMMON SHARES OUTSTANDING	76.2	76.0	76.2	75.9

EARNINGS PER SHARE OF COMMON STOCK:
BASIC	$0.22	$0.13	$1.14	$0.90
DILUTED	0.22	0.13	1.13	0.89

DIVIDENDS DECLARED PER SHARE OF
COMMON STOCK	$0.30	$0.29	$0.89	$0.86

The accompanying notes are an integral part of these consolidated condensed financial statements.

VECTREN CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited - In millions)

	Nine Months Ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$86.0	$67.8
Adjustments to reconcile net income to cash from operating activities:
Depreciation & amortization	116.8	103.6
Deferred income taxes & investment tax credits	(5.5)	(5.4)
Equity in earnings of unconsolidated affiliates	(12.5)	(13.5)
Net unrealized loss/(gain) on derivative instruments	(1.4)	1.0
Pension & postretirement periodic benefit cost	13.5	12.3
Other non-cash charges - net	13.2	16.1
Changes in working capital accounts:
Accounts receivable & accrued unbilled revenue	189.3	126.0
Inventories	(21.6)	(7.0)
Recoverable fuel & natural gas costs	5.3	(18.2)
Prepayments & other current assets	(33.1)	(21.3)
Accounts payable, including to affiliated companies	(58.4)	(22.5)
Accrued liabilities	(7.6)	(12.8)
Changes in noncurrent assets	(5.7)	(6.1)
Changes in noncurrent liabilities	(9.4)	(13.4)
Net cash flows from operating activities	268.9	206.6
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from:
Stock option exercises & other stock plans	-	4.5
Requirements for:
Dividends on common stock	(67.3)	(64.6)
Retirement of long-term debt, including premiums paid	(0.4)	(12.5)
Redemption of preferred stock of subsidiary	(0.1)	(0.1)
Other financing activities	(0.5)	-
Net change in short-term borrowings	(43.3)	34.9
Net cash flows from financing activities	(111.6)	(37.8)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from:
Unconsolidated affiliate distributions	9.3	23.6
Notes receivable & other collections	0.9	8.9
Requirements for:
Capital expenditures, excluding AFUDC equity	(158.4)	(189.3)
Unconsolidated affiliate investments	(14.6)	(15.7)
Notes receivable & other investments	-	(3.8)
Net cash flows from investing activities	(162.8)	(176.3)
Net decrease in cash & cash equivalents	(5.5)	(7.5)
Cash & cash equivalents at beginning of period	9.6	15.3
Cash & cash equivalents at end of period	$4.1	$7.8
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

The interim consolidated condensed financial statements included in this report have been prepared by the Company, without audit, as provided in the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted as provided in such rules and regulations. The Company believes that the information in this report reflects all adjustments necessary to fairly state the results of the interim periods reported. These consolidated condensed financial statements and related notes should be read in conjunction with the Company’s audited annual consolidated financial statements for the year ended December 31, 2004, filed March 2, 2005, on Form 10-K. Because of the seasonal nature of the Company’s utility operations, the results shown on a quarterly basis are not necessarily indicative of annual results. Certain amounts from the prior period reported in this Quarterly Report on Form 10-Q have been reclassified to conform to the 2005 financial statement presentation. These reclassifications had no impact on reported net income or cash flows.

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

Other Plans
In addition to its stock option plans, the Company maintains restricted stock and phantom stock plans for executives, strategic employees, and non-employee directors. During the nine months ended September 30, 2005, the Company issued 150,719 restricted shares to management and 13,950 restricted shares to non-employee members of Vectren’s Board of Directors. Management shares vest over four years. The shares issued to non-employee directors vest in one year.

Compensation expense associated with these restricted stock and phantom stock plans for the three months ended September 30, 2005 and 2004, was $1.7 million ($1.0 million after tax) and $1.1 million ($0.6 million after tax), respectively, and for the nine months ended September 30, 2005 and 2004, was $3.7 million ($2.2 million after tax) and $2.4 million ($1.4 million after tax), respectively. The amount of expense is consistent with the amount of expense that would have been recognized if the Company used the fair value based method described in SFAS No. 123 “Accounting for Stock Based Compensation” (SFAS 123), as amended, to value these awards.

Pro forma Information
Following is the effect on net income and earnings per share as if the fair value based method described in SFAS 123 had been applied to all share-based compensation plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2005	2004	2005	2004
Net Income:
As reported	$16.5	$9.7	$86.0	$67.8
Add: Share-based employee compensation included
in reported net income - net of tax	1.0	0.6	2.2	1.4
Deduct: Total share-based employee compensation
expense determined under fair value based
method for all awards - net of tax	1.2	0.8	2.8	2.0
Pro forma net income	$16.3	$9.5	$85.4	$67.2

Basic Earnings Per Share:
As reported	$0.22	$0.13	$1.14	$0.90
Pro forma	0.22	0.13	1.13	0.89

Diluted Earnings Per Share:
As reported	$0.22	$0.13	$1.13	$0.89
Pro forma	0.21	0.13	1.12	0.89

SFAS 123 (revised 2004) and related interpretations
In December 2004, the FASB issued Statement 123 (revised 2004), “Share-Based Payments” (SFAS 123R) that will require compensation costs related to all share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS 123R replaces SFAS 123 and supersedes APB 25. In April 2005, the SEC extended the effective date of SFAS 123R to January 1, 2006 for calendar year companies like the Company. SFAS 123R provides for multiple transition methods, and the Company is still evaluating potential methods for adoption. The adoption of this standard and subsequent interpretations of the standard is not expected to have a material effect on the Company’s operating results or financial condition.

4.	Earnings Per Share

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share assumes the conversion of stock options into common shares and the lifting of restrictions on issued restricted shares using the treasury stock method to the extent the effect would be dilutive. The following table sets forth the computation of basic and diluted earnings per share calculations for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2005	2004	2005	2004
Numerator:
Numerator for basic and diluted EPS - Net income	$16.5	$9.7	$86.0	$67.8
Denominator:
Denominator for basic EPS - Weighted average
common shares outstanding	75.7	75.6	75.6	75.5
Conversion of stock options and lifting of
restrictions on issued restricted stock	0.5	0.4	0.6	0.4
Denominator for diluted EPS - Adjusted weighted
average shares outstanding and assumed
conversions outstanding	76.2	76.0	76.2	75.9

Basic earnings per share	$0.22	$0.13	$1.14	$0.90
Diluted earnings per share	$0.22	$0.13	$1.13	$0.89

For the three months ended September 30, 2004, options to purchase an additional 22,274 shares of the Company’s common stock were outstanding, but were excluded from the computation of diluted earnings per share. Options to purchase an additional 241,274 shares of the Company’s common stock were outstanding, but were excluded from the computation of diluted earnings per share for the nine months ended September 30, 2004. These options were excluded from the earnings per share computation because their effect would have been antidilutive. Exercise prices for options excluded from the computation ranged from $24.74 to $25.59 in 2004. For the three and nine months ended September 30, 2005, all options were dilutive.

5.	Comprehensive Income

Comprehensive income consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2005	2004	2005	2004
Net income	$16.5	$9.7	$86.0	$67.8
Comprehensive (loss) income of
unconsolidated affiliates- net of tax	(6.5)	(1.2)	(8.8)	(1.5)
Total comprehensive income (loss)	$10.0	$8.5	$77.2	$66.3

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

6.	Financing Activities

Utility Holdings

In anticipation of a debt issuance, in October 2005, Utility Holdings filed a shelf registration statement with the Securities and Exchange Commission for $275 million aggregate principal amount of unsecured senior notes and previously executed forward starting interest rate swaps with a notional value of $75 million that expire in December 2005. When issued, the unsecured notes will be guaranteed by Utility Holdings’ three operating utility companies: SIGECO, Indiana Gas, and VEDO. These guarantees will be full and unconditional and joint and several.

Vectren Capital Corp.
On October 11, 2005, Vectren and Vectren Capital, Corp., its wholly-owned subsidiary (Vectren Capital), entered into a private placement Note Purchase Agreement (2005 Note Purchase Agreement) pursuant to which various institutional investors have agreed to purchase the following tranches of notes from Vectren Capital: (i) $25 million 4.99% Guaranteed Senior Notes, Series A due 2010, (ii) $25 million 5.13% Guaranteed Senior Notes, Series B due 2012 and (iii) $75 million 5.31% Guaranteed Senior Notes, Series C due 2015. These Guaranteed Senior Notes will be unconditionally guaranteed by Vectren, the parent of Vectren Capital. Subject to the satisfaction of customary conditions precedent, this financing is scheduled to close on or about December 15, 2005. This Note Purchase Agreement contains customary representations, warranties and covenants, including a covenant to the effect that the ratio of consolidated total debt to consolidated total capitalization will not exceed 75%.

On October 11, 2005, Vectren and Vectren Capital entered into First Amendments with respect to a Note Purchase Agreement dated as of December 31, 2000 pursuant to which Vectren Capital issued to institutional investors the following tranches of notes: (i) $38 million 7.67% Senior Notes due 2005, (ii) $17.5 million 7.83% Senior Notes due 2007, (iii) $22.5 million 7.98% Senior Notes due 2010 and (iv) a Note Purchase Agreement, dated April 25, 1997, pursuant to which Vectren Capital issued to an institutional investor a $35 million 7.43% Senior Note due 2012. The First Amendments (i) conform the covenants to those contained in the 2005 Note Purchase Agreement, (ii) eliminate a credit ratings trigger which would have afforded noteholders the option to require prepayment if the ratings of Indiana Gas or SIGECO fell below a certain level, (iii) substitute the unconditional guarantee by Vectren of the notes for the more limited support agreement previously in place and (iv) provide for a 100 basis point increase in interest rates if the ratio of consolidated total debt to total capitalization exceeds 65%.

7.	Retirement Plans & Other Postretirement Benefits

The Company maintains three qualified defined benefit pension plans, a nonqualified supplemental executive retirement plan (SERP), and three other postretirement benefit plans. The qualified pension plans and the SERP are aggregated under the heading “Pension Benefits.” Other postretirement benefit plans are aggregated under the heading “Other Benefits.”

Net Periodic Benefit Costs
A summary of the components of net periodic benefit cost follows:

	Three Months Ended September 30,
	Pension Benefits		Other Benefits
(In millions)	2005	2004	2005	2004
Service cost	$1.4	$1.7	$0.3	$0.3
Interest cost	3.5	3.4	1.3	1.5
Expected return on plan assets	(3.3)	(3.4)	(0.1)	(0.2)
Amortization of prior service cost	0.4	0.2	-	-
Amortization of transitional (asset) obligation	-	(0.1)	0.7	0.7
Amortization of actuarial loss (gain)	0.4	0.3	(0.1)	(0.3)
Net periodic benefit cost	$2.4	$2.1	$2.1	$2.0

	Nine Months Ended September 30,
	Pension Benefits		Other Benefits
(In millions)	2005	2004	2005	2004
Service cost	$4.2	$4.9	$0.9	$0.7
Interest cost	10.4	10.1	3.9	4.4
Expected return on plan assets	(9.9)	(10.1)	(0.3)	(0.5)
Amortization of prior service cost	1.2	0.7	-	-
Amortization of transitional (asset) obligation	-	(0.2)	2.1	2.2
Amortization of actuarial loss (gain)	1.3	0.7	(0.3)	(0.6)
Net periodic benefit cost	$7.2	$6.1	$6.3	$6.2

Employer Contributions to Qualified Pension Plans
Currently, the Company expects to contribute approximately $3.7 million to its pension plan trusts for 2005. Through September 30, 2005, approximately $3.0 million has been contributed to its pension plan trusts.

Amendment to Plans
Pension and postretirement periodic cost has increased from approximately $13 million in 2002 to over $16 million in 2004. Preliminary estimates of 2005 periodic cost approximated $18 million. In January 2005, the Company announced the amendment of certain postretirement benefit plans, effective January 1, 2006. The amendment resulted in an estimated $4 million decrease in 2005 periodic cost, reducing the preliminary $18 million estimate.  Two of the unions that represent bargaining employees at the Company’s regulated subsidiaries have advised the Company that it is their position that these changes are not permitted under the existing collective bargaining agreements which govern the relationship between the employees and the affected subsidiaries. Management has analyzed the unions’ position and continues to believe that the Company has reserved the right to amend the affected plans and that changing these benefits for retirees is not a mandatory subject of bargaining. Future changes in health care costs, work force demographics, interest rates, or plan changes could significantly affect the estimated cost of these future benefits.

8.	ProLiance Energy, LLC

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

As required by a June 14, 2005, PUCO order (See Note 11), VEDO solicited bids for its gas supply/portfolio administration services and has selected a different provider under a one year contract. ProLiance’s obligation to supply these services to VEDO ended October 31, 2005. The Company believes this change will not materially affect ProLiance’s or Vectren’s future earnings, financial position, or cash flows.

Transactions with ProLiance
Purchases from ProLiance for resale and for injections into storage for the three months ended September 30, 2005 and 2004, totaled $208.7 million and $171.6 million, respectively, and for the nine months ended September 30, 2005 and 2004, totaled $680.8 million and $621.5 million, respectively. Amounts owed to ProLiance at September 30, 2005, and December 31, 2004, for those purchases were $79.2 million and $108.2 million, respectively, and are included in Accounts payable to affiliated companies. Amounts charged by ProLiance for gas supply services are established by supply agreements with each utility.

ProLiance Contingency
In 2002, a civil lawsuit was filed in the United States District Court for the Northern District of Alabama by the City of Huntsville, Alabama d/b/a Huntsville Utilities, Inc. (Huntsville Utilities) against ProLiance.  Huntsville Utilities asserted claims based on alleged breach of contract with respect to the provision of portfolio services and/or pricing advice, fraud, fraudulent inducement, and other theories, including conversion and violations under the Racketeering, Influenced and Corrupt Organizations Act (RICO). These claims related generally to: (1) alleged breach of contract in providing advice and/or administering portfolio arrangements; (2) alleged promises to provide gas at a below-market rate; (3) the creation and repayment of a “winter levelizing program” instituted by ProLiance in conjunction with the Manager of Huntsville’s Gas Utility to allow Huntsville Utilities to pay its natural gas bills from the winter of 2000-2001 over an extended period of time coupled with the alleged ignorance about the program on the part of Huntsville Utilities’ Gas Board and other management, and; (4) conversion of Huntsville Utilities’ gas storage supplies to repay the balance owed on the winter levelizing program and the alleged lack of authority of Huntsville Utilities’ gas manager to approve those sales.

In early 2005, a jury trial commenced and on February 10, 2005, the jury returned a verdict largely in favor of Huntsville Utilities and awarded Huntsville Utilities compensatory damages of $8.2 million and punitive damages of $25.0 million. The jury rejected Huntsville Utilities’ claim of conversion. The jury also rejected a counter claim by ProLiance for payment of amounts due from Huntsville Utilities. Following that verdict, there were a number of issues presented to the judge for resolution. Huntsville made a claim under federal law that it was entitled to have the compensatory damage award trebled. The judge rejected that request. ProLiance made a claim against Huntsville for unjust enrichment, which was also rejected by the judge. The judge also determined that attorneys’ fees and prejudgment interest are owed by ProLiance to Huntsville Utilities. The verdict, as affected by the judge’s subsequent rulings, totals $38.9 million, and ProLiance has posted an appeal bond for that estimated amount. ProLiance’s management believes there are reasonable grounds for appeal which offer a basis for reversal of the entire verdict, and initiated the appeal process on July 26, 2005. The appeal is not likely to be fully briefed until early 2006, and an appellate decision may be issued in the second half of 2006.

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

As an equity investor in ProLiance, the Company reflected its share of the charge, or $1.4 million after tax, in its 2004 fourth quarter results. That charge does not reflect the possibility that actual losses might be recovered from insurance carriers, as to which there can be no assurance. It is not expected that an unfavorable outcome on appeal will have a material adverse effect on the Company’s consolidated financial position or its liquidity, but an unfavorable outcome could be material to the Company’s earnings.

Commodity Prices
In response to the anticipated effects of higher gas costs, ProLiance obtained an approximate $112.5 million short-term credit facility for the October 2005 to March 2006 heating season from its existing lenders. This additional line increased ProLiance’s total borrowing capacity to $362.5 million. Neither ProLiance’s $250 million annual credit facility nor the $112.5 million additional line of credit is guaranteed by Vectren Corporation.

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

In past rulings, the Internal Revenue Service (IRS) has concluded that the synthetic fuel produced at the Pace Carbon facilities should qualify for Section 29 tax credits. The IRS issued a private letter ruling with respect to the four projects on November 11, 1997, and subsequently issued an updated private letter ruling on September 23, 2002. As a partner in Pace Carbon, Vectren has reflected total tax credits under Section 29 in its consolidated results from inception through September 30, 2005, of approximately $74 million. To date, Vectren has been in a position to fully earn the credits generated. Primarily from the use of these credits, the Company generated an Alternative Minimum Tax (AMT) carryforward in 2004 and expects to be in that position in 2005. As a result, the Company has an accumulated AMT credit carryforward of approximately $36 million at September 30, 2005.

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

Further, Section 29 tax credits are only available when the price of oil is less than a base price specified by the tax code, as adjusted for inflation. The Company does not believe that credits realized in prior years will be affected by the limitation. However, an average NYMEX price of approximately $76 per barrel for the remainder of 2005, or an average NYMEX annual price of approximately $60 per barrel in 2006, could begin to limit Section 29 tax credits in those years. In January 2005, the Company executed an insurance arrangement that partially limits the Company’s exposure if a limitation on the availability of tax credits were to occur in 2005 and/or 2006 due to oil prices. The insurance policy protects approximately two-thirds of the expected 2005 and one-third of the expected 2006 tax credits.

Vectren believes it is justified in its reliance on the private letter rulings and most recent IRS audit results for the Pace Carbon facilities. Additionally, the Company does not currently expect oil price limitations on the credits in 2005. Therefore, the Company will continue to recognize Section 29 tax credits as they are earned.

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

On August 8, 2005, comprehensive energy legislation, the Domenici - Barton Energy Policy Act of 2005 (Energy Act), was signed into law. Among other things, the Energy Act provides for the repeal of PUHCA effective six months after its enactment, in February 2006. The Energy Act gives the FERC the ability to regulate holding companies previously subject to PUHCA. Although the Company cannot be certain how the FERC will implement any final regulations, such regulations, as they are currently proposed, are not expected to materially affect the Company’s financial position or operations.

Guarantees & Product Warranties
Vectren Corporation issues guarantees to third parties on behalf of its unconsolidated affiliates. Such guarantees allow those affiliates to execute transactions on more favorable terms than the affiliate could obtain without such a guarantee. Guarantees may include posted letters of credit, leasing guarantees, and performance guarantees. As of September 30, 2005, guarantees issued and outstanding on behalf of unconsolidated affiliates approximated $6 million. The Company has also issued a guarantee approximating $4 million related to the residual value of an operating lease that expires in 2006.

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

10. Enviromental Matters

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

The IURC has issued orders that approve:
•	the Company’s project to achieve environmental compliance by investing in clean coal technology;
•	a total capital cost investment for this project up to $250 million (excluding AFUDC and administrative overheads), subject to periodic review of the actual costs incurred;
•	a mechanism whereby, prior to an electric base rate case, the Company may recover through a rider that is updated every six months, an 8% return on its weighted capital costs for the project; and
•	ongoing recovery of operating costs, including depreciation and purchased emission allowances, related to the clean coal technology once the facility is placed into service.

Through September 30, 2005, capital investments approximating the level approved by the IURC have been made. Related annual operating expenses, including depreciation expense, are estimated to be between $24 million and $27 million.

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

In May 2005, Vectren’s utility subsidiary, SIGECO, filed a new multi-emission compliance plan with the IURC. If approved, SIGECO’s coal-fired plants will be 100% scrubbed for SO2, 90% scrubbed for NOx, and mercury emissions will be reduced to meet the new mercury reduction standards. On October 20, 2005, the Company and the OUCC filed with the IURC a settlement agreement concerning the regulatory treatment and recovery of the investment required by this plan. If the settlement agreement is approved, the Company will recover a return on its capital investments, which are expected to approximate $110 million, and related operating expenses through a rider mechanism. This rider mechanism will operate similar to the rider used to recover NOx-related capital investments and operating expenses. The Company expects a final order from the IURC related to this settlement agreement before the end of 2005.

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

11.	Rate & Regulatory Matters

Normal Temperature Adjustment Order
On October 5, 2005, the IURC approved the establishment of a normal temperature adjustment (NTA) mechanism for Vectren Energy Delivery of Indiana. The Indiana Office of Utility Consumer Counselor (OUCC) had previously entered into a settlement agreement with Vectren Energy Delivery of Indiana providing for the NTA. The NTA affects the Company’s Indiana regulated residential and commercial natural gas customers and should mitigate weather risk in those customer classes during the October to April peak heating season. These Indiana customer classes represent approximately 60-65% of the Company’s total natural gas heating load.

The NTA mechanism will mitigate volatility in distribution charges created by fluctuations in weather by lowering customer bills when weather is colder than normal and increasing customer bills when weather is warmer than normal. The NTA will be applied to meters read and bills rendered after October 15, 2005. Each subsequent monthly bill for the seven month heating season will be adjusted using the NTA.

The order provides that the Company will make, on a monthly basis, a commitment of $125,000 to a universal service fund program or other low income assistance program for the duration of the NTA or until a general rate case.

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

During the fourth quarter of 2004, the Company recorded a reserve of $1.5 million for this matter. An additional pretax charge of $3.0 million was recorded in Cost of Gas Sold in the second quarter of 2005. The reserve reflects management’s assessment of the impact of the June 14 decision, an estimate of any current impact that decision may have on subsequent audit periods, and an estimate of a sharing in any final disallowance by Vectren’s partner in ProLiance.

Notwithstanding the additional charge, Vectren management believes that there exists a sound basis to challenge the aspects of the decision related to the $4.5 million winter delivery service issue and the $3.8 million portfolio administration issue. VEDO filed its request for rehearing on July 14, 2005, and on August 10, 2005, the PUCO granted rehearing to further consider the $3.8 million portfolio administration issue and all interest on the findings, but denied rehearing on all other aspects of the case. On October 7, 2005, the Company filed an appeal with the Ohio Supreme Court requesting that the $4.5 million disallowance related to the winter delivery service issue be reversed. A schedule to file briefs with the court has yet to be determined. In addition, the Company solicited and received bids for VEDO’s gas supply and portfolio administration services and has selected a third party provider, who began providing services to VEDO on November 1, 2005, under a one year contract.

Commodity Prices
Commodity prices for natural gas purchases are expected to increase for the 2005 - 2006 heating season, primarily due to tight supplies.  Subject to compliance with applicable state laws, the Company's utility subsidiaries are allowed recovery of such changes in purchased gas costs from their retail customers through commission-approved gas cost adjustment mechanisms, and margin on gas sales should not be impacted.  However, it is reasonably possible that as a result of this near term change in the commodity price for natural gas the Company’s utility subsidiaries will experience increased interest expense due to higher working capital requirements; increased uncollectible accounts expense and unaccounted for gas; and some level of price sensitive reduction in volumes sold.  In response to higher gas prices, the Company is seeking to increase its utility-related credit facilities and ProLiance increased its credit facility (See Note 8).

Indiana Decoupling/Conservation Filing
On October 25, 2005, Vectren Energy Delivery of Indiana filed with the IURC for approval of a conservation program and a conservation adjustment rider in its two Indiana service territories. If approved, the plan outlined in the petition will better align the interests of the Company with its customers through the promotion of natural gas conservation. The petition requests the use of a tracker mechanism to recover the costs of funding the design and implementation of conservation efforts, such as consumer education programs and rebates for high efficiency equipment. The conservation tracker works in tandem with a decoupling mechanism. The decoupling mechanism would allow the Company to recover the distribution portion of its rates from residential and commercial customers based on the level of customer usage established in each utility’s last general rate case. The Company proposed that both the conservation tracker and decoupling mechanism begin before the end of 2005. A pre-hearing conference with regard to this matter has not been scheduled.

12.	Impact of Recently Issued Accounting Guidance

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

FIN 47
In March 2005, the FASB issued FASB Interpretation No. 47 (FIN 47), an interpretation of SFAS 143. The interpretation is effective for the Company no later than December 31, 2005. FIN 47 clarifies that a legal obligation to perform an asset retirement activity that is conditional on a future event is within SFAS 143’s scope. It also clarifies the meaning of the term “conditional asset retirement obligation” as a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of an asset retirement obligation that is conditional on a future event if the liability’s fair value can be reasonably estimated. The interpretation provides examples of conditional asset retirement obligations that may need to be recognized under the provisions of FIN 47, including asbestos and utility pole removal and dismantling plant. The interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 requires the reassessment of whether a portion of accrued removal costs should be recharacterized as a liability under generally accepted accounting principles. FIN 47 may also require the accrual of additional liabilities and could result in increased near-term expense. The Company is currently assessing the impact this interpretation will have on its financial statements.

EITF 04-06
At its March 2005 meeting, the EITF Task Force reached a consensus on EITF 04-06, “Accounting for Stripping Costs Incurred during Production in the Mining Industry”(EITF 04-06) that stripping costs incurred during the production phase of a strip mine are variable production costs that should be included in the costs of the inventory produced (that is, extracted) during the period that the stripping costs are incurred. EITF 04-06 is effective for the first reporting period in fiscal years beginning after December 15, 2005, with early adoption permitted. If material, any unamortized costs that cannot be reclassified to inventory must be charged to earnings as a cumulative effect of change in accounting principle. The Company expects that the adoption of EITF 04-06 will have no current impact on its operating results or financial condition.

13.	Segment Reporting

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

The operations of the Utility Group consist of the Company’s regulated operations (the Gas Utility Services and Electric Utility Services operating segments), and other operations that provide information technology and other support services to those regulated operations. In total, the Utility Group has three operating segments as defined by SFAS 131, “Disclosure About Segments of an Enterprise and Related Information” (SFAS 131). Gas Utility Services provides natural gas distribution and transportation services in nearly two-thirds of Indiana and to west central Ohio. Electric Utility Services provides electricity primarily to southwestern Indiana, and includes the Company’s power generating and marketing operations. For these regulated operations the Company uses after tax operating income as a measure of profitability, consistent with regulatory reporting requirements. The Company cross manages its regulated operations as separated between Energy Delivery, which includes the gas and electric transmission and distribution functions, and Power Supply, which includes the power generating and marketing operations. For the Utility Group’s other operations, net income is used as the measure of profitability.

The Nonregulated Group is comprised of one operating segment as defined by SFAS 131 that includes various subsidiaries and affiliates offering and investing in energy marketing and services, coal mining and utility infrastructure services, among other broadband and energy-related opportunities.

Unallocated corporate expenses (referred to as Corporate and Other) comprise one operating segment as defined by SFAS 131.

Information related to the Company’s business segments is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2005	2004	2005	2004
Revenues
Utility Group
Gas Utility Services	$136.8	$112.3	$839.5	$771.6
Electric Utility Services	128.7	102.3	320.3	280.2
Other Operations	8.9	7.5	27.1	25.5
Eliminations	(8.7)	(7.4)	(26.6)	(25.0)
Total Utility Group	265.7	214.7	1,160.3	1,052.3
Nonregulated Group	69.9	61.8	227.8	186.3
Corporate & Other	-	-	-	-
Eliminations	(24.8)	(22.1)	(73.9)	(62.2)
Consolidated Revenues	$310.8	$254.4	$1,314.2	$1,176.4

Profitability Measure
Utility Group: Regulated Operating Income
(Operating Income Less Applicable Income Taxes)
Gas Utility Services	$(2.5)	$(4.2)	$48.3	$43.0
Electric Utility Services	24.7	21.7	56.5	48.2
Total Regulated Operating Income	22.2	17.5	104.8	91.2
Regulated other income - net	1.0	1.3	1.2	1.8
Regulated interest expense & preferred dividends	(16.2)	(15.7)	(47.3)	(46.9)
Regulated Net Income	7.0	3.1	58.7	46.1
Other Operations Net Income	1.9	1.4	6.1	5.8
Utility Group Net Income	8.9	4.5	64.8	51.9
Nonregulated Group Net Income	8.5	5.9	23.1	17.2
Corporate & Other Net Loss	(0.9)	(0.7)	(1.9)	(1.3)
Consolidated Net Income	$16.5	$9.7	$86.0	$67.8

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

In this discussion and analysis of results of operations, the results of the Utility Group and Nonregulated Group are presented on a per share basis. Such per share amounts are based on the earnings contribution of each group included in Vectren’s consolidated results divided by Vectren’s average shares outstanding during the period. The earnings per share of the groups do not represent a direct legal interest in the assets and liabilities allocated to either group but rather represent a direct equity interest in Vectren Corporation's assets and liabilities as a whole.

The Company has in place a disclosure committee that consists of senior management as well as financial management. The committee is actively involved in the preparation and review of the Company’s SEC filings.

Executive Summary of Consolidated Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In millions, except per share data)	2005	2004	2005	2004
Net income	$16.5	$9.7	$86.0	$67.8
Attributed to:
Utility Group	$8.9	$4.5	$64.8	$51.9
Nonregulated Group	8.5	5.9	23.1	17.2
Corporate & Other	(0.9)	(0.7)	(1.9)	(1.3)
Basic earnings per share	$0.22	$0.13	$1.14	$0.90
Attributed to:
Utility Group	$0.12	$0.06	$0.86	$0.69
Nonregulated Group	0.11	0.08	0.31	0.23
Corporate & Other	(0.01)	(0.01)	(0.03)	(0.02)

Results

For the three months ended September 30, 2005, net income was $16.5 million, or $0.22 per share compared to net income of $9.7 million, or $0.13 per share for the same period last year, an increase of $6.8 million. For the nine months ended September 30, 2005, reported earnings were $86.0 million, or $1.14 per share compared to $67.8 million, or $0.90 per share, for the same period in 2004, an increase of $18.2 million.

Utility Group earnings were $8.9 million for the quarter compared to $4.5 million in the prior year and $64.8 million for the nine months ended September 30, 2005 compared to $51.9 million in 2004. The improved performance is primarily due to gas base rate increases implemented in 2004 and early 2005 and higher electric revenues associated with recovery of pollution control investments. In addition, the year-to-date period reflects increased margins from generation asset optimization activities. Gas base rate increases added revenue of $8.1 million, or $4.8 million after tax, during the quarter and $25.1 million, or $14.9 million after tax, for the nine months ended September 30, 2005, compared to the prior year. Increased revenues associated with recovery of pollution control investments, net of related operating and depreciation expense, increased operating income $3.6 million or $2.1 million after tax, for the quarter and $7.4 million, or $4.4 million after tax, for the nine month period. The improved margins were partially offset by higher operating and depreciation expense. The year-to-date 2005 results also reflect a $3.0 million, $1.8 million after tax, charge recorded in the second quarter pursuant to the disallowance of Ohio gas costs.

Management estimates that the after tax impact of weather on third quarter 2005 was favorable $0.2 million and unfavorable $2.5 million in 2004. The unfavorable after tax impact of weather for the nine month periods ended September 30 is estimated to be $3.5 million and $4.9 million for 2005 and 2004, respectively.

For the three and nine months ended September 30, 2005, Nonregulated Group earnings were $8.5 million and $23.1 million, respectively. Increases over the prior year of $2.6 million for the quarter and $5.9 million year-to-date primarily relate to earnings from the Company’s primary business groups: Energy Marketing and Services, Coal Mining, and Utility Infrastructure Services. Earnings from these primary business groups increased by $3.0 million for both the three and nine month periods. The remaining increase in the nine month period relates to net charges in the prior year for the write down of broadband investments and gains recorded from the Company’s investment in the Haddington Energy Partnerships.

Dividends

Dividends declared for the three months ended September 30, 2005, were $0.295 per share compared to $0.285 per share for the same period in 2004. Dividends declared for the nine months ended September 30, 2005, were $0.885 per share compared to $0.855 per share for the same period in 2004.

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

Results of Operations of the Utility Group

The Utility Group is comprised of Utility Holdings’ operations. The operations of the Utility Group consist of the Company’s regulated operations and other operations that provide information technology and other support services to those regulated operations. The Company segregates its regulated operations into a Gas Utility Services operating segment and an Electric Utility Services operating segment. The Gas Utility Services segment provides natural gas distribution and transportation services to nearly two-thirds of Indiana and to west central Ohio. The Electric Utility Services segment provides electric distribution services primarily to southwestern Indiana, and includes the Company’s power generating and marketing operations. In total, these regulated operations supply natural gas and/or electricity to nearly one million customers. The results of operations of the Utility Group before certain intersegment eliminations and reclassifications for the three and nine months ended September 30, 2005 and 2004, follow:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In millions, except per share amounts)	2005	2004	2005	2004
OPERATING REVENUES
Gas revenues	$136.8	$112.3	$839.5	$771.6
Electric revenues	128.7	102.3	$320.3	280.2
Other revenues	0.2	0.1	0.5	0.5
Total operating revenues	265.7	214.7	1,160.3	1,052.3
OPERATING EXPENSES
Cost of gas	81.6	67.2	568.8	529.8
Fuel for electric generation	39.3	25.8	95.6	72.4
Purchased electric energy	8.8	5.3	14.7	16.6
Other operating	58.9	52.0	179.7	167.7
Depreciation & amortization	36.3	33.1	104.2	94.5
Taxes other than income taxes	10.1	9.6	43.6	42.4
Total operating expenses	235.0	193.0	1,006.6	923.4
OPERATING INCOME	30.7	21.7	153.7	128.9
OTHER INCOME - NET
Equity in earnings of unconsolidated affiliates	-	-	-	0.2
Other income – net	1.3	2.3	4.6	5.7
Total other income - net	1.3	2.3	4.6	5.9
Interest expense	17.5	16.7	50.8	50.2
INCOME BEFORE INCOME TAXES	14.5	7.3	107.5	84.6
Income taxes	5.6	2.8	42.7	32.7
NET INCOME	$8.9	$4.5	$64.8	$51.9

CONTRIBUTION TO VECTREN BASIC EPS	$0.12	$0.06	$0.86	$0.69

Utility Group earnings for the third quarter of 2005 were $8.9 million compared to $4.5 million for the same period last year. Utility Group earnings were $64.8 million for the nine months ended September 30, 2005, compared to $51.9 million in the prior year. The $4.4 million and $12.9 million increases for the respective three and nine month periods were primarily due to higher gas base rate revenues from base rate increases implemented in 2004 and early 2005 and higher electric operating income associated with recovery of pollution control investments. In addition, the year-to-date period reflects increased margins from generation asset optimization activities. Increases were partially offset by higher operating and depreciation expense. Year-to-date results also reflect a $3.0 million, $1.8 million after tax, charge recorded in the second quarter pursuant to the disallowance of Ohio gas costs.

For the three and nine months ended September 30, 2005 compared to 2004, incremental revenues associated with gas base rate increases were $8.1 million ($4.8 million after tax) and $25.1 million ($14.9 million after tax), respectively. Incremental operating income associated with recovery of pollution control investments was $2.1 million after tax and $4.4 million after tax, respectively, for the three and nine months ended September 30, 2005 compared to 2004. Weather was estimated to be favorable approximately $2.7 million after tax for the quarter and $1.5 million after tax year-to-date, compared to last year.

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

Gas Utility Margin (Gas Utility Revenues less Cost of Gas Sold)
Gas Utility margin and throughput by customer type follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In millions)	2005	2004	2005	2004

Residential & Commercial	$44.8	$36.5	$230.4	$205.9
Industrial	9.1	8.8	34.4	32.9
Other	1.3	(0.2)	5.9	3.0
Total gas utility margin	$55.2	$45.1	$270.7	$241.8

Sold & transported volumes in MMDth:
To residential & commercial customers	6.8	7.0	75.3	78.9
To industrial customers	17.4	17.1	63.4	62.4
Total throughput	24.2	24.1	138.7	141.3

Gas utility margins were $55.2 million and $270.7 million for the three and nine months ended September 30, 2005. This represents an increase in gas utility margin in the third quarter, a non-heating base load quarter, of $10.1 million and a year-to-date increase of $28.9 million compared to the same periods in 2004. The increases are primarily due to the favorable impact of gas base rate increases. Year-to-date results were also impacted by additional pass through expenses and revenue taxes recovered in margins of $2.4 million and $0.6 million, respectively, compared to last year. Year-to-date results reflect a $3.0 million additional charge recorded in the second quarter of 2005 as the estimated impact of the disallowance of Ohio gas costs ordered by the PUCO. In the fourth quarter of 2004, the Company had previously recorded a charge of $1.5 million with respect to the matters raised in the order.

For the nine month period, weather was 9% warmer and similar to the prior year and decreased margin an estimated $0.7 million compared to 2004. Gas sold and transported volumes were 2% lower for the nine months ended September 30, 2005 as compared to last year primarily due to reduced residential volumes. The average cost per dekatherm of gas purchased for the nine months ended September 30, 2005, was $7.79 compared to $6.76 in 2004.

Electric Utility Margin (Electric Utility Revenues less Fuel for Electric Generation and Purchased Electric Energy)
Electric Utility margin by revenue type follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In millions)	2005	2004	2005	2004

Residential & commercial	$54.4	$45.5	$131.2	$120.2
Industrial	18.0	16.9	49.6	47.5
Municipalities & other	4.9	4.5	14.1	13.9
Total retail & firm wholesale	77.3	66.9	194.9	181.6
Asset optimization	3.3	4.3	15.1	9.6
Total electric utility margin	$80.6	$71.2	$210.0	$191.2

Retail & Firm Wholesale Margin
Electric retail and firm wholesale utility margins were $77.3 million and $194.9 million for the three and nine months ended September 30, 2005. This represents an increase over the prior year periods of $10.4 million and $13.3 million, respectively. The recovery of pollution control related investments and associated operating expenses and related depreciation increased margins $5.4 million quarter over quarter and $11.5 million for the nine month period. Cooling weather for the quarter and nine months ended was 14% and 7% warmer than normal, respectively. Cooling weather, compared to last year, was 50% and 19% warmer for the three and nine months ended September 30, 2005, respectively. The estimated increase in margins due to weather was $5.0 million and $3.2 million for the three and nine month periods, respectively, compared to the prior year. Retail residential and commercial volumes sold increased 15 percent during the quarter and 3 percent for the nine month period. Industrial sales volumes sold increased 5 percent during the quarter and 2 percent for the nine month period. During the nine months ended September 30, 2005, volumes sold to residential, commercial, and industrial customers were 4,738.4 GWh compared to 4,596.1 GWh in 2004.

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

Following is a reconciliation of asset optimization activity:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In millions)	2005	2004	2005	2004
Beginning of Period Net Balance Sheet Position	$3.2	$2.2	$(0.6)	$(0.4)
Statement of Income Activity
Net mark-to-market (losses) gains realized	(1.4)	(1.8)	1.4	(1.0)
Net realized gains	4.7	6.1	13.7	10.6
Asset optimization margin	3.3	4.3	15.1	9.6
Net cash received & other adjustments	(4.9)	(6.8)	(12.9)	(9.5)
End of Period Net Balance Sheet Position	$1.6	$(0.3)	$1.6	$(0.3)

For the three and nine month periods ended September 30, 2005, net asset optimization margins were $3.3 million and $15.1 million, which represents a decrease for the quarter of $1.0 million and a year-to-date increase of $5.5 million, as compared to 2004. Increased retail load experienced during the three months ended September 30, 2005, reduced available wholesale capacity. The increase in year-to-date margin results primarily from an increase in available capacity and mark to market gains. The availability of excess capacity was reduced in 2004 by scheduled outages of owned generation related to the installation of environmental compliance equipment.

Utility Group Operating Expenses

Other Operating
Other operating expenses for the three and nine months ended September 30, 2005, increased $6.9 million and $12.0 million, respectively, compared to 2004. The increases are primarily attributable to compensation and benefit costs increases, including performance and share-based compensation, of $2.8 million for the quarter and $5.5 million year-to-date.  Amortization of rate case expenses, expenses associated with Ohio “Choice” and integrity management programs and expenses recovered directly in margin such as bad debt expense in Ohio and NOx related operating expenses increased $1.7 million during the quarter and $5.2 million year to date.  The quarter was also impacted by an additional $1.5 million of bad debt expense related to the Company’s Indiana service territories when compared to the prior year, bringing the year-to-date bad debt expense to $6.4 million in 2005, compared to $6.8 million in 2004.

Depreciation & Amortization
Depreciation expense increased $3.2 million and $9.7 million for the three and nine month periods ended September 30, 2005, as compared to 2004. In addition to depreciation on additions to plant in service, the increases were primarily due to incremental depreciation expense associated with environmental compliance equipment additions of $1.5 million for the quarter and $4.5 million for the year to date period, respectively,. Year-to-date 2004 was also $1.8 million lower due to an adjustment of Ohio depreciation rates and amortization of Indiana regulatory assets.

Taxes Other Than Income Taxes
Taxes other than income taxes increased $0.5 million and $1.2 million for the three and nine months ended September 30, 2005, respectively, compared to 2004. The year to date increase is primarily attributable to revenue taxes resulting from higher revenues.

Utility Group Income Taxes

For the three and nine months ended September 30, 2005, Federal and state income taxes increased $2.8 million and $10.0 million, respectively, primarily due to higher pre-tax income.

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

The IURC has issued orders that approve:
•	the Company’s project to achieve environmental compliance by investing in clean coal technology;
•	a total capital cost investment for this project up to $250 million (excluding AFUDC and administrative overheads), subject to periodic review of the actual costs incurred;
•	a mechanism whereby, prior to an electric base rate case, the Company may recover through a rider that is updated every six months, an 8% return on its weighted capital costs for the project; and
•	ongoing recovery of operating costs, including depreciation and purchased emission allowances, related to the clean coal technology once the facility is placed into service.

Through September 30, 2005, capital investments approximating the level approved by the IURC have been made. Related operating expenses, including depreciation expense, are estimated to be between $24 million and $27 million once the installed equipment is operational for an entire year.

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

In May 2005, Vectren’s utility subsidiary, SIGECO, filed a new multi-emission compliance plan with the IURC. If approved, SIGECO’s coal-fired plants will be 100% scrubbed for SO2, 90% scrubbed for NOx, and mercury emissions will be reduced to meet the new mercury reduction standards. On October 20, 2005, the Company and the OUCC filed with the IURC a settlement agreement concerning the regulatory treatment and recovery of the investment required by this plan. If the settlement agreement is approved, the Company will recover a return on its capital investments, which are expected to approximate $110 million, and related operating expenses through a rider mechanism. This rider mechanism will operate similar to the rider used to recover NOx-related capital investments and operating expenses. The Company expects a final order from the IURC related to this settlement agreement before the end of 2005.

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

Rate & Regulatory Matters

Normal Temperature Adjustment Order

On October 5, 2005, the IURC approved the establishment of a normal temperature adjustment (NTA) mechanism for Vectren Energy Delivery of Indiana. The Indiana Office of Utility Consumer Counselor (OUCC) had previously entered into a settlement agreement with Vectren Energy Delivery of Indiana providing for the NTA. The NTA affects the Company’s Indiana regulated residential and commercial natural gas customers and should mitigate weather risk in those customer classes during the October to April peak heating season. These Indiana customer classes represent approximately 60-65% of the Company’s total natural gas heating load.

The NTA mechanism will mitigate volatility in distribution charges created by fluctuations in weather by lowering customer bills when weather is colder than normal and increasing customer bills when weather is warmer than normal. The NTA will be applied to meters read and bills rendered after October 15, 2005. Each subsequent monthly bill for the seven month heating season will be adjusted using the NTA.

The order provides that the Company will make, on a monthly basis, a commitment of $125,000 to a universal service fund program or other low income assistance program for the duration of the NTA or until a general rate case.

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

During the fourth quarter of 2004, the Company recorded a reserve of $1.5 million for this matter. An additional pretax charge of $3.0 million was recorded in Cost of Gas Sold in the second quarter of 2005. The reserve reflects management’s assessment of the impact of the June 14 decision, an estimate of any current impact that decision may have on subsequent audit periods, and an estimate of a sharing in any final disallowance by Vectren’s partner in ProLiance.

Notwithstanding the additional charge, Vectren management believes that there exists a sound basis to challenge the aspects of the decision related to the $4.5 million winter delivery service issue and the $3.8 million portfolio administration issue. VEDO filed its request for rehearing on July 14, 2005, and on August 10, 2005, the PUCO granted rehearing to further consider the $3.8 million portfolio administration issue and all interest on the findings, but denied rehearing on all other aspects of the case. On October 7, 2005, the Company filed an appeal with the Ohio Supreme Court requesting that the $4.5 million disallowance related to the winter delivery service issue be reversed. A schedule to file briefs with the court has yet to be determined. In addition, the Company solicited and received bids for VEDO’s gas supply and portfolio administration services and has selected a third party provider, who began providing services to VEDO on November 1, 2005, under a one year contract.

Indiana Decoupling/Conservation Filing

On October 25, 2005, Vectren Energy Delivery of Indiana filed with the IURC for approval of a conservation program and a conservation adjustment rider in its two Indiana service territories. If approved, the plan outlined in the petition will better align the interests of the Company with its customers through the promotion of natural gas conservation. The petition requests the use of a tracker mechanism to recover the costs of funding the design and implementation of conservation efforts, such as consumer education programs and rebates for high efficiency equipment. The conservation tracker works in tandem with a decoupling mechanism. The decoupling mechanism would allow the Company to recover the distribution portion of its rates from residential and commercial customers based on the level of customer usage established in each utility’s last general rate case. The Company proposed that both the conservation tracker and decoupling mechanism begin before the end of 2005. A pre-hearing conference with regard to this matter has not been scheduled.

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

On August 8, 2005, comprehensive energy legislation, the Domenici - Barton Energy Policy Act of 2005 (Energy Act), was signed into law. Among other things, the Energy Act provides for the repeal of PUHCA effective six months after its enactment, in February 2006. The Energy Act gives the FERC the ability to regulate holding companies previously regulated by PUHCA. Although the Company cannot be certain how the FERC will implement any final regulations, such regulations, as they are currently proposed, are not expected to materially affect the Company’s financial position or operations.

Results of Operations of the Nonregulated Group

The Nonregulated Group is comprised of Vectren Enterprises’ operations. The Nonregulated Group operates in three primary business areas: Energy Marketing and Services, Coal Mining, and Utility Infrastructure Services. Energy Marketing and Services markets natural gas and provides energy management services, including energy performance contracting services. Coal Mining mines and sells coal and generates IRS Code Section 29 tax credits relating to the production of coal-based synthetic fuels. Utility Infrastructure Services provides underground construction and repair, facilities locating, and meter reading services. In addition, there are other businesses that invest in broadband communication services, energy-related opportunities, real estate, and leveraged leases, among other activities. The Nonregulated Group supports the Company’s regulated utilities pursuant to service contracts by providing natural gas supply services, coal, utility infrastructure services, and other services. The results of operations of the Nonregulated Group for the three and nine months ended September 30, 2005 and 2004, follow:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In millions, except per share amounts)	2005	2004	2005	2004

NET INCOME	$8.5	$5.9	$23.1	$17.2

CONTRIBUTION TO VECTREN BASIC EPS	$0.11	$0.08	$0.31	$0.23
NET INCOME (LOSS) ATTRIBUTED TO:
Energy Marketing & Services	$3.3	$1.2	$10.0	$9.1
Coal Mining	4.9	3.6	14.0	11.1
Utility Infrastructure	1.0	1.4	0.5	1.3
Other Businesses	(0.7)	(0.3)	(1.4)	(4.3)

For the three and nine months ended September 30, 2005, Nonregulated Group earnings were $8.5 million and $23.1 million, respectively. Increases over the prior year of $2.6 million for the quarter and $5.9 million year-to-date primarily relate to earnings from the Company’s primary business groups: Energy Marketing and Services, Coal Mining, and Utility Infrastructure Services. The 2004 year-to-date period also reflect broadband related impairment changes, net of gains from the Company’s investment in the Haddington Energy Partnerships.

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

As required by a June 14, 2005, PUCO order (See Utility Holdings, Rate and Regulatory Matters discussion), VEDO solicited bids for its gas supply/portfolio administration services and has selected a different provider under a one year contract. ProLiance’s obligation to supply these services to VEDO ended October 31, 2005. The Company believes this change will not materially affect ProLiance’s or Vectren’s future earnings, financial position, or cash flows.

Energy Systems Group, LLC (ESG), a wholly owned subsidiary, provides energy performance contracting and facility upgrades through its design and installation, as well as operation, of energy-efficient equipment throughout the Midwest and Southeast United States.

Vectren Retail, LLC (d/b/a Vectren Source), a wholly owned subsidiary, provides natural gas and other related products and services in Ohio and Indiana, serving approximately 120,000 customers opting for choice among energy providers.

Net income generated by Energy Marketing and Services for the quarter ended September 30, 2005, was $3.3 million compared to $1.2 million in 2004. Net income generated by Energy Marketing and Services for the nine months ended September 30, 2005, was $10.0 million compared to $9.1 million in 2004. In the periods presented, gas marketing operations, performed through ProLiance, provided the primary earnings contribution, totaling $4.9 million for the quarter ended September 30, 2005 and $13.4 million year-to-date. ProLiance increased its earnings contribution over 2004 by $3.3 million for the quarter and $3.2 million for the year-to-date period, primarily due to increased arbitrage opportunities provided by wider basis differentials between physical and financial markets during the quarter. Year-to-date results reflect pre-verdict legal fees associated with litigation between ProLiance and the City of Huntsville Alabama (Huntsville Utilities). The increased earnings from ProLiance have been partially offset by ESG net losses of $1.1 million during the year-to-date period. In the quarter ended September 30, 2005, ESG contributed earnings of $0.3 million. These results represent decreases from the prior year of approximately $1.1 million during the quarter and $2.3 million year-to-date and are primarily attributable to the delay in the closing of new contracts and increased overhead from the Progress Energy Solutions’ acquisition completed in 2004. For the quarter, Vectren Source’s retail gas supply operations operated at a seasonal loss of $0.9 million, compared to losses of $1.2 million last year. Year-to-date, Vectren Source’s losses totaled $0.6 million in 2005 compared to losses of $0.9 million in 2004. Margin from customer growth of approximately 30,000 year over year was offset by the impact of warmer than normal weather, primarily in the first quarter.

ProLiance Contingency

In 2002, a civil lawsuit was filed in the United States District Court for the Northern District of Alabama by the City of Huntsville, Alabama d/b/a Huntsville Utilities, Inc. (Huntsville Utilities) against ProLiance.  Huntsville Utilities asserted claims based on alleged breach of contract with respect to the provision of portfolio services and/or pricing advice, fraud, fraudulent inducement, and other theories, including conversion and violations under the Racketeering, Influenced and Corrupt Organizations Act (RICO). These claims related generally to: (1) alleged breach of contract in providing advice and/or administering portfolio arrangements; (2) alleged promises to provide gas at a below-market rate; (3) the creation and repayment of a “winter levelizing program” instituted by ProLiance in conjunction with the Manager of Huntsville’s Gas Utility to allow Huntsville Utilities to pay its natural gas bills from the winter of 2000-2001 over an extended period of time coupled with the alleged ignorance about the program on the part of Huntsville Utilities’ Gas Board and other management, and; (4) conversion of Huntsville Utilities’ gas storage supplies to repay the balance owed on the winter levelizing program and the alleged lack of authority of Huntsville Utilities’ gas manager to approve those sales.

In early 2005, a jury trial commenced and on February 10, 2005, the jury returned a verdict largely in favor of Huntsville Utilities and awarded Huntsville Utilities compensatory damages of $8.2 million and punitive damages of $25.0 million. The jury rejected Huntsville Utilities’ claim of conversion. The jury also rejected a counter claim by ProLiance for payment of amounts due from Huntsville Utilities. Following that verdict, there were a number of issues presented to the judge for resolution. Huntsville made a claim under federal law that it was entitled to have the compensatory damage award trebled. The judge rejected that request. ProLiance made a claim against Huntsville for unjust enrichment, which was also rejected by the judge. The judge also determined that attorneys’ fees and prejudgment interest are owed by ProLiance to Huntsville Utilities. The verdict, as affected by the judge’s subsequent rulings, totals $38.9 million, and ProLiance has posted an appeal bond for that estimated amount. . ProLiance’s management believes there are reasonable grounds for appeal which offer a basis for reversal of the entire verdict, and initiated the appeal process on July 26, 2005. The appeal is not likely to be fully briefed until early 2006, and an appellate decision may be issued in the second half of 2006.

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

As an equity investor in ProLiance, the Company reflected its share of the charge, or $1.4 million after tax, in its 2004 fourth quarter results. That charge does not reflect the possibility that actual losses might be recovered from insurance carriers, as to which there can be no assurance. It is not expected that an unfavorable outcome on appeal will have a material adverse effect on the Company’s consolidated financial position or its liquidity, but an unfavorable outcome could be material to the Company’s earnings.

Commodity Prices

In response to the anticipated effects of higher gas costs, ProLiance obtained an approximate $112.5 million short-term credit facility for the October 2005 to March 2006 heating season from its existing lenders. This additional line increased ProLiance’s total borrowing capacity to $362.5 million. Neither ProLiance’s $250 million annual credit facility nor the $112.5 million additional line of credit is guaranteed by Vectren Corporation.

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

Coal Mining net income for the three months ended September 30, 2005, was $4.9 million compared to $3.6 million in 2004. Coal Mining net income for the nine months ended September 30, 2005, was $14.0 million compared to $11.1 million in 2004. Earnings from the mining operations were $1.6 million and $0.2 million for the quarter ended September 30, 2005 and 2004, respectively. Mining operations contributed $4.2 million and $1.5 million for the nine month periods ended September 30, 2005 and 2004, respectively. Despite rising costs for steel, explosives and fuel, mining operations increased $1.4 million for the quarter and $2.7 million year-to-date, primarily due to higher productivity, improved yield, and higher prices. Synfuel-related quarterly results, which include earnings from Pace Carbon and synfuel processing fees earned by Fuels, were $3.3 million and $9.8 million for the quarter and nine months of 2005 and have varied slightly over the prior year.

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

In past rulings, the Internal Revenue Service (IRS) has concluded that the synthetic fuel produced at the Pace Carbon facilities should qualify for Section 29 tax credits. The IRS issued a private letter ruling with respect to the four projects on November 11, 1997, and subsequently issued an updated private letter ruling on September 23, 2002. As a partner in Pace Carbon, Vectren has reflected total tax credits under Section 29 in its consolidated results from inception through September 30, 2005, of approximately $74 million. To date, Vectren has been in a position to fully earn the credits generated. Primarily from the use of these credits, the Company generated an Alternative Minimum Tax (AMT) carryforward in 2004 and expects to be in that position in 2005. As a result, the Company has an accumulated AMT credit carryforward of approximately $36 million at September 30, 2005.

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

Further, Section 29 tax credits are only available when the price of oil is less than a base price specified by the tax code, as adjusted for inflation. The Company does not believe that credits realized in prior years will be affected by the limitation. However, an average NYMEX price of approximately $76 per barrel for the remainder of 2005, or an average NYMEX annual price of approximately $60 per barrel in 2006, could begin to limit Section 29 tax credits in those years. In January 2005, the Company executed an insurance arrangement that partially limits the Company’s exposure if a limitation on the availability of tax credits were to occur in 2005 and/or 2006 due to oil prices. The insurance policy protects approximately two-thirds of the expected 2005 and one-third of the expected 2006 tax credits.

Vectren believes it is justified in its reliance on the private letter rulings and most recent IRS audit results for the Pace Carbon facilities. Additionally, the Company does not currently expect oil price limitations on the credits in 2005. Therefore, the Company will continue to recognize Section 29 tax credits as they are earned.

Utility Infrastructure Services

Utility Infrastructure Services provides underground construction and repair to gas, water, and telecommunications companies primarily through its investment in Reliant Services, LLC (Reliant) and Reliant’s 100 percent ownership in Miller Pipeline Corporation. Reliant is a 50 percent owned strategic alliance with an affiliate of Cinergy Corporation. and is accounted for using the equity method of accounting. For the three and nine months ended September 30, 2005, Infrastructure’s net income decreased $0.4 million and $0.8 million, respectively, compared to the same periods last year. These year-to-date and quarterly decreases are primarily attributable to fewer large pipeline projects and customer requested delays in the start of awarded waste water projects.

Other Businesses

The Other Businesses Group includes a variety of operations and investments including investments in Broadband and the Haddington Energy Partnerships (Haddington). Broadband invests in communication services, such as cable television, high-speed internet, and advanced local and long distance phone services.

Other Businesses reported a net loss of $0.7 million for the three months ended September 30, 2005, compared to a net loss of $0.3 million in 2004. For the nine months ended September 30, 2005, Other Businesses reported a net loss of $1.4 million compared to a net loss of $4.3 million in 2004. The 2004 losses result principally from transactions occurring that involved the Company’s investment in Haddington and a writedown of the Company’s broadband investments.

In 2004, the Company recorded broadband-related impairment charges totaling $6.0 million after tax. In addition, in 2004, the Company recorded a net after tax gain related to its investments in Haddington Energy Partnerships of $1.8 million.

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

SFAS 123 (revised 2004) and related interpretations

In December 2004, the FASB issued Statement 123 (revised 2004), “Share-Based Payments” (SFAS 123R) that will require compensation costs related to all share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS 123R replaces SFAS 123 and supersedes APB 25. In April 2005, the SEC extended the effective date of SFAS 123R to January 1, 2006 for calendar year companies like the Company. SFAS 123R provides for multiple transition methods, and the Company is still evaluating potential methods for adoption. The adoption of this standard and subsequent interpretations of the standard is not expected to have a material effect on the Company’s operating results or financial condition.

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

EITF 04-06

At its March 2005 meeting, the EITF Task Force reached a consensus on EITF 04-06, “Accounting for Stripping Costs Incurred during Production in the Mining Industry”(EITF 04-06) that stripping costs incurred during the production phase of a strip mine are variable production costs that should be included in the costs of the inventory produced (that is, extracted) during the period that the stripping costs are incurred. EITF 04-06 is effective for the first reporting period in fiscal years beginning after December 15, 2005, with early adoption permitted. If material, any unamortized costs that cannot be reclassified to inventory must be charged to earnings as a cumulative effect of change in accounting principle. The Company expects that the adoption of EITF 04-06 will have no current impact on its operating results or financial condition.

Financial Condition

Within Vectren’s consolidated group, Utility Holdings funds the short-term and long-term financing needs of the Utility Group, and Vectren Capital Corp. (Vectren Capital) funds short-term and long-term financing needs of the Nonregulated Group and other corporate operations. Vectren Corporation guarantees Vectren Capital’s debt, but does not guarantee Utility Holdings’ debt. Vectren Capital’s long-term and short-term obligations outstanding at September 30, 2005, totaled $113.0 million and $121.1 million, respectively. Utility Holdings’ outstanding long-term and short-term borrowing arrangements are jointly and severally guaranteed by Indiana Gas, SIGECO, and VEDO. Utility Holdings’ long-term and short-term obligations outstanding at September 30, 2005, totaled $550.0 million and $248.0 million, respectively. Additionally, prior to Utility Holdings’ formation, Indiana Gas and SIGECO funded their operations separately, and therefore, have long-term debt outstanding funded solely by their operations.

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

Utility Holdings’ and Indiana Gas’ credit ratings on outstanding senior unsecured debt at September 30, 2005, are A-/Baa1 as rated by Standard and Poor's Ratings Services (Standard and Poor’s) and Moody’s Investors Service (Moody’s), respectively. SIGECO’s credit ratings on outstanding senior unsecured debt are A-/Baa1. SIGECO's credit ratings on outstanding secured debt are A/A3. Utility Holdings’ commercial paper has a credit rating of A-2/P-2. Vectren Capital’s senior unsecured debt is rated BBB+/Baa2. Although the parent company has no debt outstanding, Standard and Poor’s rates Vectren as A-. The current outlook of both Moody’s and Standard and Poor’s is stable and are categorized as investment grade. Standard and Poor’s revised its current outlook to stable from negative in January 2005 and in March 2005 revised SIGECO’s secured debt rating to A from A- and its unsecured debt to A- from BBB+. A security rating is not a recommendation to buy, sell, or hold securities. The rating is subject to revision or withdrawal at any time, and each rating should be evaluated independently of any other rating. Standard and Poor’s and Moody’s lowest level investment grade rating is BBB- and Baa3, respectively.

The Company’s consolidated equity capitalization objective is 45-55% of total capitalization. This objective may have varied, and will vary, depending on particular business opportunities, capital spending requirements, and seasonal factors that affect the Company’s operations. The Company’s equity component was 51% of total capitalization, including current maturities of long-term debt and long-term debt subject to tender, at both September 30, 2005, and December 31, 2004, respectively.

Financing Transactions

Utility Holdings

In anticipation of a debt issuance to occur in 2005 or early in 2006, Utility Holdings filed a shelf registration statement with the Securities and Exchange Commission for $275 million aggregate principal amount of unsecured senior notes in October 2005 and has executed forward starting interest rate swaps with a notional value of $75 million that expire in December 2005. When issued, the unsecured notes will be guaranteed by Utility Holdings’ three operating utility companies: SIGECO, Indiana Gas, and VEDO. These guarantees of Utility Holdings’ debt will be full and unconditional and joint and several.

Vectren Capital Corp.

On October 11, 2005, Vectren and Vectren Capital Corp., its wholly-owned subsidiary (Vectren Capital), entered into a private placement Note Purchase Agreement (2005 Note Purchase Agreement) pursuant to which various institutional investors have agreed to purchase the following tranches of notes from Vectren Capital: (i) $25 million 4.99% Guaranteed Senior Notes, Series A due 2010, (ii) $25 million 5.13% Guaranteed Senior Notes, Series B due 2012 and (iii) $75 million 5.31% Guaranteed Senior Notes, Series C due 2015. These Guaranteed Senior Notes will be unconditionally guaranteed by Vectren, the parent of Vectren Capital. Subject to the satisfaction of customary conditions precedent, this financing is scheduled to close on or about December 15, 2005. This Note Purchase Agreement contains customary representations, warranties and covenants, including a covenant to the effect that the ratio of consolidated total debt to consolidated total capitalization will not exceed 75%.

On October 11, 2005, Vectren and Vectren Capital entered into First Amendments with respect to a Note Purchase Agreement dated as of December 31, 2000 pursuant to which Vectren Capital issued to institutional investors the following tranches of notes: (i) $38 million 7.67% Senior Notes due 2005, (ii) $17.5 million 7.83% Senior Notes due 2007, (iii) $22.5 million 7.98% Senior Notes due 2010 and (iv) a Note Purchase Agreement, dated April 25, 1997, pursuant to which Vectren Capital issued to an institutional investor a $35 million 7.43% Senior Note due 2012. The First Amendments (i) conform the covenants to those contained in the 2005 Note Purchase Agreement, (ii) eliminate a credit ratings trigger which would have afforded noteholders the option to require prepayment if the ratings of Indiana Gas or SIGECO fell below a certain level, (iii) substitute the unconditional guarantee by Vectren of the notes for the more limited support agreement previously in place and (iv) provide for a 100 basis point increase in interest rates if the ratio of consolidated total debt to total capitalization exceeds 65%.

Sources & Uses of Liquidity

Operating Cash Flow

The Company’s primary and historical source of liquidity to fund working capital requirements has been cash generated from operations, which for the nine months ended September 30, 2005 and 2004, was $268.9 million and $206.6 million, respectively. The increase of $62.3 million is primarily the result of increased earnings before non-cash charges and recovery of deferred natural gas and fuel costs.

Financing Cash Flow

Although working capital requirements are generally funded by cash flow from operations, the Company uses short-term borrowings to supplement working capital needs when accounts receivable balances are at their highest and gas storage is refilled. Additionally, short-term borrowings are required for capital projects and investments until they are permanently financed.

Cash flow required for financing activities was $111.6 million for the nine months ended September 30, 2005 compared to $37.8 million in the prior period. The increased requirements include the repayment of short term borrowings and increased common stock dividends compared to 2004. In 2005, short-term borrowings have been retired with the greater operating cash flow.

Investing Cash Flow

Cash flow required for investing activities was $162.8 million for the nine months ended September 30, 2005 compared to $176.3 million in 2004. For the nine months ended September 30, 2005 and 2004, requirements for capital expenditures were $158.4 million and $189.3 million, respectively. The decrease in capital expenditures reflects the near completion of pollution control investments addressing NOx compliance. In addition, greater unconsolidated affiliate distributions were received in 2004 due to an approximate $13 million distribution from the Haddington Energy Partnerships, which it generated from a 2004 first quarter sale of an investment.

Available Sources of Liquidity

At September 30, 2005, the Company has $615.0 million of short-term borrowing capacity, including $355.0 million for the Utility Group and $260.0 million for the wholly owned Nonregulated Group and corporate operations, of which approximately $107.0 million is available for the Utility Group operations and approximately $139.0 million is available for the wholly owned Nonregulated Group and corporate operations.

The Company periodically issues new shares to satisfy dividend reinvestment plan and stock option plan requirements. New issuances added additional liquidity of $4.5 million in 2004.

In response to higher natural gas prices, Utility Holdings is seeking to increase its available short-term borrowing capacity from the current level of $355 million to the $475 million level. The Company has obtained commitments from multiple lenders to expand the facility beyond the level sought and is likely to accept a portion of those commitments in excess of the $475 million level. In addition, Utility Holdings expects to extend the maturity of this amended credit facility until November, 2010. Completion of the amendments to its short-term credit facility is expected in mid November, 2005.

Potential Uses of Liquidity

Planned Capital Expenditures & Investments

Investments in nonregulated unconsolidated affiliates and total company capital expenditures for the remainder of 2005 are estimated to be approximately $117.0 million.

Ratings Triggers

At September 30, 2005, $113.0 million of Vectren Capital’s senior unsecured notes were subject to cross-default and ratings trigger provisions that would provide that the full balance outstanding is subject to prepayment if the ratings of Indiana Gas or SIGECO declined to BBB/Baa2. In addition, accrued interest and a make whole amount based on the discounted value of the remaining payments due on the notes would also become payable. The credit rating of Indiana Gas’ senior unsecured debt and SIGECO’s secured debt remains one level and three levels, respectively, above the ratings trigger. These ratings triggers were eliminated in October 2005 in conjunction with long-term debt transactions described above.

Other Guarantees and Letters of Credit

In the normal course of business, Vectren Corporation issues guarantees to third parties on behalf of its consolidated subsidiaries and unconsolidated affiliates. Such guarantees allow those subsidiaries and affiliates to execute transactions on more favorable terms than the subsidiary or affiliate could obtain without such a guarantee. Guarantees may include posted letters of credit, leasing guarantees, and performance guarantees. As of September 30, 2005, guarantees issued and outstanding on behalf of unconsolidated affiliates approximated $6 million. In addition, the Company has also issued a guarantee approximating $4 million related to the residual value of an operating lease that expires in 2006. Through September 30, 2005, the Company has not been called upon to satisfy any obligations pursuant to its guarantees.

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

•	Economic conditions including the effects of an economic downturn, inflation rates, commodity prices, and monetary fluctuations.
•	Increased natural gas commodity prices and the potential impact on customer consumption, uncollectible accounts expense, unaccounted for gas and interest expense.
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

Commodity prices for natural gas purchases are expected to increase for the 2005 - 2006 heating season, primarily due to tight supplies. Subject to compliance with applicable state laws, the Company's utility subsidiaries are allowed recovery of such changes in purchased gas costs from their retail customers through commission-approved gas cost adjustment mechanisms, and margin on gas sales should not be impacted. However, it is reasonably possible that as a result of this near term change in the commodity price for natural gas the Company’s utility subsidiaries will experience increased interest expense due to higher working capital requirements; increased uncollectible accounts expense and unaccounted for gas; and some level of price sensitive reduction in volumes sold.

Additional information on market-related risks are set forth in Item 7A Qualitative and Quantitative Disclosures About Market Risk included in the Vectren 2004 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Changes in Internal Controls over Financial Reporting

During the quarter ended September 30, 2005, there have been no changes to the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of September 30, 2005, the Company conducted an evaluation under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness and the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective at providing reasonable assurance that material information relating to the Company required to be disclosed by the Company in its filings under the Securities Exchange Act of 1934 (Exchange Act) is brought to their attention on a timely basis.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Periodically, the Company purchases shares from the open market to satisfy share requirements associated with the Company’s share-based compensation plans. The following chart contains information regarding open market purchases made by the Company to satisfy share-based compensation requirements during the quarter ended September 30, 2005.

			Total Number of	Maximum Number
	Number of		Shares Purchased as	of Shares That May
	Shares	Average Price	Part of Publicly	Be Purchased Under
Period	Purchased	Paid Per Share	Announced Plans	These Plans
July 1-31	18,206	$28.87	-	-
August 1-31	14,628	$28.98	-	-
September 1-30	-	-	-	-

ITEM 6. EXHIBITS

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

VECTREN CORPORATION
Registrant

November 3, 2005	/s/ Jerome A. Benkert, Jr.
Jerome A. Benkert, Jr.
Executive Vice President &
Chief Financial Officer
(Principal Financial Officer)

/s/ M. Susan Hardwick
M. Susan Hardwick
Vice President & Controller
(Principal Accounting Officer)