Form 10-Q
period 2006-05-08
VECTREN CORP
filed 2006-05-08
CIK 1096385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number: 1-15467

VECTREN CORPORATION
(Exact name of registrant as specified in its charter)

INDIANA	35-2086905
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

One Vectren Square, Evansville, IN 47708
(Address of principal executive offices)
(Zip Code)

812-491-4000
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒           Accelerated filer □                     Non-accelerated filer □

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes □ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock- Without Par Value	76,186,154	April 30, 2006
Class	Number of Shares	Date

Access to Information

Vectren Corporation makes available all SEC filings and recent annual reports free of charge, including those of its wholly owned subsidiaries, through its website at www.vectren.com, or by request, directed to Investor Relations at the mailing address, phone number, or email address that follows:

Mailing Address: P.O. Box 209 Evansville, Indiana 47702-0209	Phone Number: (812) 491-4000	Investor Relations Contact: Steven M. Schein Vice President, Investor Relations sschein@vectren.com

Definitions

AFUDC: allowance for funds used during construction	MW: megawatts
APB: Accounting Principles Board	MWh / GWh: megawatt hours / thousands of megawatt hours (gigawatt hours)
EITF: Emerging Issues Task Force	NOx: nitrogen oxide
FASB: Financial Accounting Standards Board	OCC: Ohio Office of the Consumer Counselor
FERC: Federal Energy Regulatory Commission	OUCC: Indiana Office of the Utility Consumer Counselor
IDEM: Indiana Department of Environmental Management	PUCO: Public Utilities Commission of Ohio
IURC: Indiana Utility Regulatory Commission	SFAS: Statement of Financial Accounting Standards
MCF / BCF: thousands / billions of cubic feet	USEPA: United States Environmental Protection Agency
MDth / MMDth: thousands / millions of dekatherms	Throughput: combined gas sales and gas transportation volumes
MMBTU: millions of British thermal units

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VECTREN CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited - In millions)

	March 31,	December 31,
	2006	2005

ASSETS

Current Assets
Cash & cash equivalents	$9.6	$20.4
Accounts receivable - less reserves of $3.9 &
$2.8, respectively	218.5	197.8
Accrued unbilled revenues	124.1	240.6
Inventories	81.9	144.6
Recoverable fuel & natural gas costs	2.2	15.4
Prepayments & other current assets	70.5	106.4
Total current assets	506.8	725.2

Utility Plant
Original cost	3,668.1	3,632.0
Less: accumulated depreciation & amortization	1,399.4	1,380.1
Net utility plant	2,268.7	2,251.9

Investments in unconsolidated affiliates	215.7	214.7
Other investments	110.1	111.6
Non-utility property - net	240.9	240.3
Goodwill - net	207.1	207.1
Regulatory assets	93.9	89.9
Other assets	26.8	27.4
TOTAL ASSETS	$3,670.0	$3,868.1

The accompanying notes are an integral part of these consolidated condensed financial statements.

VECTREN CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited - In millions)

	March 31,	December 31,
	2006	2005

LIABILITIES & SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$77.6	$159.0
Accounts payable to affiliated companies	70.1	162.3
Refundable fuel & natural gas costs	16.2	7.6
Accrued liabilities	213.8	156.6
Short-term borrowings	162.8	299.9
Current maturities of long-term debt	0.4	0.4
Long-term debt subject to tender	-	53.7
Total current liabilities	540.9	839.5

Long-term Debt - Net of Current Maturities &
Debt Subject to Tender	1,251.7	1,198.0

Deferred Income Taxes & Other Liabilities
Deferred income taxes	230.9	227.3
Regulatory liabilities	281.0	272.9
Deferred credits & other liabilities	189.6	186.7
Total deferred credits & other liabilities	701.5	686.9

Minority Interest in Subsidiary	0.4	0.4

Commitments & Contingencies (Notes 6-10)

Common Shareholders' Equity
Common stock (no par value) – issued & outstanding
76.2 and 76.0, respectively	524.3	528.1
Retained earnings	663.2	628.8
Accumulated other comprehensive loss	(12.0)	(13.6)
Total common shareholders' equity	1,175.5	1,143.3

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$3,670.0	$3,868.1

The accompanying notes are an integral part of these consolidated condensed financial statements.

VECTREN CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited - In millions, except per share data)

	Three Months Ended March 31,
	2006	2005
OPERATING REVENUES
Gas utility	$572.7	$516.7
Electric utility	105.2	94.7
Energy services & other	96.6	65.8
Total operating revenues	774.5	677.2
OPERATING EXPENSES
Cost of gas sold	429.0	370.9
Fuel for electric generation	34.9	26.9
Purchased electric energy	3.2	2.3
Cost of energy services & other	78.4	51.6
Other operating	72.8	71.1
Depreciation & amortization	41.6	37.1
Taxes other than income taxes	23.1	22.1
Total operating expenses	683.0	582.0
OPERATING INCOME	91.5	95.2
OTHER INCOME
Equity in earnings of unconsolidated affiliates	13.7	6.4
Other income – net	2.1	2.4
Total other income	15.8	8.8
INTEREST EXPENSE	23.8	20.1
INCOME BEFORE INCOME TAXES	83.5	83.9
INCOME TAXES	25.9	27.8
NET INCOME	$57.6	$56.1

AVERAGE COMMON SHARES OUTSTANDING	75.7	75.6
DILUTED COMMON SHARES OUTSTANDING	76.1	76.1

EARNINGS PER SHARE OF COMMON STOCK:
BASIC	$0.76	$0.74
DILUTED	$0.76	$0.74

DIVIDENDS DECLARED PER SHARE OF
COMMON STOCK	$0.31	$0.29

The accompanying notes are an integral part of these consolidated condensed financial statements.

VECTREN CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited - In millions)

	Three Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$57.6	$56.1
Adjustments to reconcile net income to cash from operating activities:
Depreciation & amortization	41.6	37.1
Deferred income taxes & investment tax credits	2.1	(0.2)
Equity in earnings of unconsolidated affiliates	(13.7)	(6.4)
Provision for uncollectible accounts	4.7	5.6
Expense portion of pension & postretirement periodic benefit cost	2.7	3.2
Other non-cash charges - net	0.8	(3.1)
Changes in working capital accounts:
Accounts receivable & accrued unbilled revenue	91.9	30.2
Inventories	58.9	21.1
Recoverable/refundable fuel & natural gas costs	21.8	35.4
Prepayments & other current assets	30.9	94.7
Accounts payable, including to affiliated companies	(170.5)	(103.7)
Accrued liabilities	54.4	59.0
Unconsolidated affiliate dividends	23.9	1.3
Changes in noncurrent assets	(1.4)	2.5
Changes in noncurrent liabilities	1.0	(1.8)
Net cash flows from operating activities	206.7	231.0
CASH FLOWS FROM FINANCING ACTIVITIES
Requirements for:
Dividends on common stock	(23.1)	(22.5)
Retirement of long-term debt	-	(0.1)
Redemption of preferred stock of subsidiary	-	(0.1)
Net change in short-term borrowings	(137.1)	(177.1)
Net cash flows from financing activities	(160.2)	(199.8)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from:
Unconsolidated affiliate distributions	-	0.1
Notes receivable & other collections	0.7	0.5
Requirements for:
Capital expenditures, excluding AFUDC equity	(54.1)	(27.7)
Unconsolidated affiliate investments	(3.6)	(2.7)
Notes receivable & other investments	(0.3)	-
Net cash flows from investing activities	(57.3)	(29.8)
Net change in cash & cash equivalents	(10.8)	1.4
Cash & cash equivalents at beginning of period	20.4	9.6
Cash & cash equivalents at end of period	$9.6	$11.0

The accompanying notes are an integral part of these consolidated condensed financial statements.

VECTREN CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Organization and Nature of Operations

Vectren Corporation (the Company or Vectren), an Indiana corporation, is an energy holding company headquartered in Evansville, Indiana. The Company’s wholly owned subsidiary, Vectren Utility Holdings, Inc. (Utility Holdings), serves as the intermediate holding company for three operating public utilities: Indiana Gas Company, Inc. (Indiana Gas), Southern Indiana Gas and Electric Company (SIGECO), and the Ohio operations. Utility Holdings also has other assets that provide information technology and other services to the three utilities. Utility Holdings’ consolidated operations are collectively referred to as the Utility Group. Vectren and Utility Holdings are holding companies as defined by the Energy Policy Act of 2005.

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

The Company, through Vectren Enterprises, Inc. (Enterprises), is also involved in nonutility activities in three primary business areas: Energy Marketing and Services, Coal Mining and Energy Infrastructure Services. Energy Marketing and Services markets and supplies natural gas and provides energy management services. Coal Mining mines and sells coal and generates synfuel tax credits relating to the production of coal-based synthetic fuels. Energy Infrastructure Services provides underground construction and repair, facilities locating, meter reading services, and energy performance contracting services. In addition, there are other businesses that invest in broadband communication services, energy-related opportunities and services, real estate, and leveraged leases, among other investments. These operations are collectively referred to as the Nonutility Group. Enterprises supports the Company’s regulated utilities pursuant to service contracts by providing natural gas supply services, infrastructure services, and other services.

2.	Basis of Presentation

The interim consolidated condensed financial statements included in this report have been prepared by the Company, without audit, as provided in the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted as provided in such rules and regulations. The Company believes that the information in this report reflects all adjustments necessary to fairly state the results of the interim periods reported. These consolidated condensed financial statements and related notes should be read in conjunction with the Company’s audited annual consolidated financial statements for the year ended December 31, 2005, filed February 17, 2006, on Form 10-K. Because of the seasonal nature of the Company’s utility operations, the results shown on a quarterly basis are not necessarily indicative of annual results. Certain 2005 amounts have been reclassified to conform to the 2006 presentation. These reclassifications had no impact on reported net income.

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

3.	Comprehensive Income

Comprehensive income consists of the following:
	Three Months Ended March 31,
(In millions)	2006	2005
Net income	$57.6	$56.1
Comprehensive income of unconsolidated
affiliates - net of tax	4.6	5.1
Cash flow hedges & other - net of tax	(3.0)	-
Total comprehensive income	$59.2	$61.2

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

The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended March 31,
(In millions, except per share data)	2006	2005

Numerator:
Numerator for basic and diluted EPS - Net income	$57.6	$56.1

Denominator:
Denominator for basic EPS - Weighted average
common shares outstanding	75.7	75.6
Conversion of stock options and lifting of
restrictions on issued restricted stock	0.4	0.5
Denominator for diluted EPS - Adjusted weighted
average shares outstanding and assumed
conversions outstanding	76.1	76.1

Basic earnings per share	$0.76	$0.74
Diluted earnings per share	$0.76	$0.74

For the three months ended March 31, 2006, options to purchase an additional 2,894 shares of the Company’s common stock were outstanding, but were not included in the computation of diluted earnings per share because their effect would be antidilutive. The exercise price for these options was $27.15. For the three months ended March 31, 2005, no antidilutive shares were outstanding.

5.	Retirement Plans & Other Postretirement Benefits

The Company maintains three qualified defined benefit pension plans, a nonqualified supplemental executive retirement plan (SERP), and three other postretirement benefit plans. The qualified pension plans and the SERP are aggregated under the heading “Pension Benefits.” Other postretirement benefit plans are aggregated under the heading “Other Benefits.”

Net Periodic Benefit Cost
A summary of the components of net periodic benefit cost follows:

	Three Months Ended March 31,
	Pension Benefits		Other Benefits
(In millions)	2006	2005	2006	2005
Service cost	$1.5	$1.4	$0.1	$0.3
Interest cost	3.5	3.5	0.9	1.3
Expected return on plan assets	(3.4)	(3.3)	(0.1)	(0.1)
Amortization of prior service cost	0.5	0.4	(0.2)	-
Amortization of transitional obligation	-	-	0.3	0.7
Amortization of actuarial loss (gain)	0.6	0.4	-	(0.1)
Net periodic benefit cost	$2.7	$2.4	$1.0	$2.1

Employer Contributions to Qualified Pension Plans
Currently, the Company expects to contribute approximately $5.2 million to its pension plan trusts for 2006. Through March 31, 2006, contributions of $2.4 million have been made to the pension plan trusts.

6.	Transactions with ProLiance Energy, LLC

ProLiance Energy, LLC (ProLiance), a nonutility energy marketing affiliate of Vectren and Citizens Gas and Coke Utility (Citizens Gas), provides services to a broad range of municipalities, utilities, industrial operations, schools, and healthcare institutions located throughout the Midwest and Southeast United States. ProLiance’s customers include Vectren’s utilities and nonutility gas supply operations as well as Citizens Gas. ProLiance’s primary businesses include gas marketing, gas portfolio optimization, and other portfolio and energy management services. Consistent with its ownership percentage, Vectren is allocated 61% of ProLiance’s profits and losses; however, governance and voting rights remain at 50% for each member; and therefore, the Company accounts for its investment in ProLiance using the equity method of accounting.

Transactions with ProLiance
The Company, including its retail gas supply operations, contracted for approximately 79% of its natural gas purchases through ProLiance during the quarter ended March 31, 2006. In the quarter ended March 31, 2005, the Company, including its retail gas supply operations, contracted for all of its natural gas purchases through ProLiance. Purchases from ProLiance for resale and for injections into storage for the three months ended March 31, 2006 and 2005, totaled $290.9 million and $253.4 million, respectively. Amounts owed to ProLiance at March 31, 2006, and December 31, 2005, for those purchases were $65.7 million and $159.1 million, respectively, and are included in Accounts payable to affiliated companies. Amounts charged by ProLiance for gas supply services are established by supply agreements with each utility.

Vectren received regulatory approval on April 25, 2006, from the IURC for ProLiance to provide natural gas supply services to the Company’s Indiana utilities through March 2011.

As required by a June 2005, PUCO order, VEDO solicited bids for its gas supply/portfolio administration services and selected a third party provider under a one year contract. ProLiance’s obligation to supply these services to VEDO ended October 31, 2005.

Summarized Financial Information
ProLiance is considered a significant subsidiary for the purposes of Regulation S-X, paragraph 3.09 as promulgated by the SEC. Summarized financial information is presented below:

	Three Months Ended March 31,
(In millions)	2006	2005
Summarized statement of income information:
Revenues	$975.8	$809.5
Margin	43.3	25.9
Operating income	33.8	17.9
Net income	33.4	17.8
	As of March 31,	As of December 31,
(In millions)	2006	2005
Summarized balance sheet information:
Current assets	$496.8	870.2
Noncurrent assets	56.1	31.0
Current liabilities	321.6	698.2
Noncurrent liabilities	5.4	3.3
Equity	225.9	199.7

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

In early 2005, a jury trial commenced and on February 10, 2005, the jury returned a verdict largely in favor of Huntsville Utilities and awarded Huntsville Utilities compensatory damages of $8.2 million and punitive damages of $25.0 million. The jury rejected Huntsville Utilities’ claim of conversion. The jury also rejected a counter claim by ProLiance for payment of amounts due from Huntsville Utilities. Following that verdict, there were a number of issues presented to the judge for resolution. Huntsville made a claim under federal law that it was entitled to have the compensatory damage award trebled. The judge rejected that request. ProLiance made a claim against Huntsville for unjust enrichment, which was also rejected by the judge. The judge also determined that attorneys’ fees and prejudgment interest are owed by ProLiance to Huntsville Utilities. The verdict, as affected by the judge’s subsequent rulings, totals $38.9 million, and ProLiance has posted an appeal bond for that estimated amount. ProLiance’s management believed there were reasonable grounds for appeal that offer a basis for reversal of the entire verdict, and initiated the appeal process on July 26, 2005. The appeal was fully briefed on April 27, 2006, and is now before the 11th Circuit Court of Appeals in Atlanta, Georgia. The case will not likely be decided before the second half of 2006.

While it is reasonably possible that a liability has been incurred by ProLiance, it is not possible to predict the ultimate outcome of an appeal of the verdict. ProLiance recorded a reserve of $3.9 million as of December 31, 2004, reflective of their assessment of the lower end of the range of potential exposure on certain issues identified in the case and inclusive of estimated ongoing litigation costs. As of March 31, 2006, the reserve is $3.3 million, which reflects the payment of some legal fees.  Amounts due from Huntsville Utilities were fully reserved by ProLiance in 2003.

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

7.	Synfuel Recent Developments

Pace Carbon Synfuels, LP (Pace Carbon) is a Delaware limited partnership formed to develop, own, and operate four projects to produce and sell coal-based synthetic fuel (synfuel) utilizing Covol technology. The Company has an 8.3 percent interest in Pace Carbon which is accounted for using the equity method of accounting. In addition Vectren Fuels, Inc., a wholly owned subsidiary involved in coal mining, receives synfuel-related fees from a synfuel producer unrelated to Pace Carbon for a portion of its coal production. Under current tax laws, these synfuel related credits and fees end after 2007.

The Internal Revenue Code provides for manufacturers, such as Pace Carbon, to receive a tax credit for every ton of synthetic fuel sold. To qualify for the credits, the synthetic fuel must meet three primary conditions: 1) there must be a significant chemical change in the coal feedstock, 2) the product must be sold to an unrelated person, and 3) the production facility must have been placed in service before July 1, 1998. The Internal Revenue Service has issued private letter rulings, which concluded that the synthetic fuel produced at the Pace Carbon facilities should qualify for tax credits. The IRS has completed tax audits for the years 1998 through 2001 without challenging tax credit calculations.

Synfuel Tax Credit Recent Developments

Further, synfuel tax credits are only available when the price of oil is less than a base price specified by the Internal Revenue Code, as adjusted for inflation. An average NYMEX price of approximately $60 per barrel for the 2006 year could begin to limit synfuel tax credits, with a total phase out occurring at approximately $74 per barrel. The current forward curve for oil prices indicates that a significant phase out in 2006 is possible, absent federal legislative intervention which may favorably impact the reference price for 2006. Accordingly, the Company has estimated the potential exposure to credits generated to date in 2006 given the current market conditions and other factors, and has recorded a reserve of $2.3 million against those credits generated to date in 2006 in Income tax expense.

Due to the potential limitation of synfuel tax credits, Pace Carbon investors are assessing at what level to operate the synfuel plants. Plant operation without the tax credit benefits exposes the Company to funding Pace Carbon’s future operating losses without offset and could also indicate that there is risk to recovery of the carrying amount of the Company’s investment in Pace Carbon. Similarly, plant closure could also indicate risk to recovery of the investment balance.

The Company assessed the recoverability of its investment in Pace Carbon, which as of March 31, 2006, totaled $7.2 million and determined that the amount was currently recoverable. However, further increases in oil prices and/or a lack of federal legislation may result in the inability to fully recover the investment and the immediate expensing of any future funding requirements. Following is additional information related to synfuel-related results included in the Consolidated Condensed Statement of Income.

	Three Months Ended March 31,
(In millions)	2006	2005
Vectren Fuels synfuel processing fees	$-	$1.0
Pace Carbon equity method losses	(5.9)	(3.4)
Interest Expense	(0.6)	(0.4)
Other expenses	(0.4)	(0.6)
Earnings Before Income Taxes	(6.9)	(3.4)
Income Taxes
Synfuel tax credits	7.1	5.1
Phase out reserve	(2.3)	-
Benefit associated with pre-tax losses	2.8	1.4
Net Earnings from Synfuel Operations	$0.7	$3.1

8.	Commitments & Contingencies

Legal Proceedings
The Company is party to various legal proceedings arising in the normal course of business. In the opinion of management, there are no legal proceedings pending against the Company that are likely to have a material adverse effect on its financial position or results of operations.

Guarantees & Product Warranties
Vectren Corporation issues guarantees to third parties on behalf of its unconsolidated affiliates. Such guarantees allow those affiliates to execute transactions on more favorable terms than the affiliate could obtain without such a guarantee. Guarantees may include posted letters of credit, leasing guarantees, and performance guarantees. As of March 31, 2006, guarantees issued and outstanding on behalf of unconsolidated affiliates approximated $7 million. Subsequent to the balance sheet date, the Company issued a guarantee approximating $5 million related to the residual value of an operating lease that expires in 2011.

As of March 31, 2006, Vectren Corporation has accrued no liabilities for guarantees as they relate to guarantees issued among related parties or were executed prior to the adoption of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. Liabilities accrued for, and activity related to, product warranties are not significant.

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

In February 2006, the IURC approved a multi-emission compliance plan filed by the Company’s utility subsidiary, SIGECO. Once the plan is implemented, SIGECO’s coal-fired plants will be 100% scrubbed for SO2, 90% scrubbed for NOx, and mercury emissions will be reduced to meet the new mercury reduction standards. The order, as previously agreed to by the OUCC and Citizens Action Coalition, allows SIGECO to recover an approximate 8% return on up to $110 million in capital investments through a rider mechanism which is updated every six months for actual costs incurred. The Company will also recover through a rider its operating expenses, including depreciation, once the equipment is placed into service. The order also stipulates that SIGECO study renewable energy alternatives and include a carbon forecast in future filings with regard to new generation and further environmental compliance plans, among other initiatives.

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

10.	Rate & Regulatory Matters

Indiana and Ohio Lost Margin Recovery/Conservation Filing
On October 25, 2005, Vectren Energy Delivery of Indiana filed with the IURC for approval of a conservation program and a conservation adjustment rider in its two Indiana service territories. If approved, the plan outlined in the petition will better align the interests of the Company with its customers through the promotion of natural gas conservation. The petition requests the use of a tracker mechanism to recover certain costs of funding the design and implementation of conservation efforts, such as consumer education programs and rebates for high efficiency equipment. The conservation tracker works in tandem with a lost margin recovery mechanism. This mechanism would allow the Company to recover the distribution portion of its rates from residential and commercial customers based on the level of customer usage established in each utility’s last general rate case.

On May 5, 2006, the Company and the OUCC filed a settlement with the IURC that provides for a 5 year energy efficiency program. Further, as part of the Settlement, Indiana Gas will recover 85% of all lost margin since its last rate case. Recovery of lost margin at SIGECO will not commence until approval of new base rates in its next general rate case.  A hearing before the IURC on the settlement should occur in late June.

Similarly, on November 28, 2005, Vectren Energy Delivery of Ohio filed with the PUCO for approval of a conservation program and a conservation adjustment rider that would accomplish the same objectives, including lost margin recovery.  On April 10, 2006, Vectren Energy Delivery of Ohio filed with the PUCO, a settlement agreement between the OCC, the Ohio Partners for Affordable Energy, and the Company that provides for at least two years of comprehensive energy efficiency programs for Ohio customers. A hearing has been conducted and the settlement will now be considered by the PUCO.

If the agreements are approved, these efficiency programs would be available to customers before the 2006 winter heating season.

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

VEDO filed its request for rehearing on July 14, 2005, and on August 10, 2005, the PUCO granted rehearing to further consider the $3.8 million portfolio administration issue and all interest on the findings, but denied rehearing on all other aspects of the case. On October 7, 2005, the Company filed an appeal with the Ohio Supreme Court requesting that the $4.5 million disallowance related to the winter delivery service issue be reversed. On December 21, 2005, the PUCO granted in part VEDO’s rehearing request, and reduced the $3.8 million disallowance related to portfolio administration to $1.98 million. The Company has filed an appeal on that decision as well. However, as part of the Ohio decoupling settlement agreement awaiting a PUCO decision, the Company has proposed to use the $1.98 million disallowance as a funding source for Ohio conservation programs. If the settlement is approved, the appeal of the $1.98 million disallowance amount would be withdrawn. Briefings of all matters should be complete in June 2006.

In addition, the Company solicited and received bids for VEDO’s gas supply and portfolio administration services and has selected a third party provider, who began providing services to VEDO on November 1, 2005, under a one year contract.

Commodity Prices
Commodity prices for natural gas purchases have remained above historic levels and have become more volatile. Subject to compliance with applicable state laws, the Company's utility subsidiaries are allowed recovery of such changes in purchased gas costs from their retail customers through commission-approved gas cost adjustment mechanisms, and margin on gas sales are not expected to be impacted. Nevertheless, it is possible regulators may disallow recovery of a portion of gas costs for a variety of reasons, including, but not limited to, a finding by the regulator that natural gas was not prudently procured. In addition, as a result of this near term change in the natural gas commodity price, the Company’s utility subsidiaries have been experiencing, and may continue to experience, increased interest expense due to higher working capital requirements; increased uncollectible accounts expense and unaccounted for gas; and some level of price sensitive reduction in volumes sold or delivered. In response to higher gas prices, the Company increased its utility-related credit facilities in November 2005.

11.	Share Based Compensation and Adoption of SFAS 123R

The Company has various share-based compensation programs to encourage executives, strategic employees, and non-employee directors to remain with the Company and to more closely align their interests with those of the Company’s shareholders. Under these programs, the Company issues stock options and non-vested shares (herein referred to as restricted stock). All share-based compensation programs are shareholder approved. In addition, the Company maintains a deferred compensation plan for executives and non-employee directors where participants have the option to invest earned compensation and vested restricted stock in phantom stock units.

On January 1, 2006, the Company adopted SFAS 123R “Share Based Compensation” (SFAS 123R) using the modified prospective method. Accordingly, information prior to the adoption has not been restated. Prior to the adoption of SFAS 123R, the Company accounted for these programs using APB Opinion 25, “Accounting for Stock Issued to Employees” (APB 25), and its related interpretations. From the Company’s perspective, the primary cost recognition difference between SFAS 123R and APB 25 is that costs related to stock options were not recognized in the financial statements in those years prior to the SFAS 123R’s adoption. The total cost associated with share-based awards and phantom stock units was $0.7 million and $1.5 million for the three months ended March 31, 2006 and 2005, respectively.  Compensation expense recognized in the consolidated condensed statement of income totaled $0.4 million year to date in 2006 and $1.3 million year to date in 2005. The total income tax benefit recognized in the statement of income for share-based awards and phantom stock units was $0.1 million and $0.5 million for 2006 and 2005, respectively.  Compensation cost capitalized as part of utility and non-utility plant for 2006 and 2005, was $0.3 million and $0.2 million, respectively.

Pro-forma expense associated with stock options that would have reduced net income in 2005 had the Company used fair value based methods to recognize costs was $0.4 million. The total income tax benefit that would have been recognized in the statement of income associated with those awards would have been $0.1 million in 2005. Following is the effect on net income and earnings per share as if the fair value based method prescribed in SFAS 123 had been applied to all of the Company’s share-based compensation plans:

Three Months
Ended March 31,
(In millions, except per share amounts)	2005
Net Income as reported:	$56.1
Add: Share-based employee compensation included in reported net income- net of tax	0.7
Deduct: Total share-based employee compensation expense determined under fair value based method for all awards- net of tax	1.0
Pro forma net income	$55.8

Basic Earnings Per Share:
As reported	$0.76
Pro forma	0.74

Diluted Earnings Per Share:
As reported	$0.76
Pro forma	0.73

Restricted Stock Related Matters
The Company periodically grants executives and other strategic employees restricted stock whose vesting is contingent upon meeting a total return and/or return on equity performance objectives.  In addition non-employee directors receive a portion of their fees in restricted stock units. Grants to executives and strategic employees generally vest at the end of a four year period, with performance measured at the end of the third year. Based on that performance, awards could double or could be entirely forfeited. Awards to non-employee directors are not performance based and generally vest over one year. Because executives and non-employee directors have the choice of settling vested restricted stock awards in shares or deferring their receipt into a deferred compensation plan (where the value is eventually withdrawn in cash), these awards are accounted for as liability awards at their settlement date fair value. Upon adoption of SFAS 123R, the Company reclassified the earned value of these awards, which totaled $4.1 million on January 1, 2006 from equity to other long-term liabilities. Awards to strategic employees must be settled in shares and are therefore accounted for in equity at their grant date fair value.

A summary of the status of the Company’s restricted stock awards separated between those accounted for as liabilities and equity as of March 31, 2006, and changes during the quarter ended March 31, 2006, is presented below:

	Equity Awards		Liability Awards
		Wtd. Avg.
		Grant Date		Wtd. Avg.
	Shares	Fair value	Shares	Fair value
Restricted at January 1, 2006	17,369	$26.42	336,216	$27.16
Granted	-	-	170,100	27.62
Vested	-	-	-	-
Forfeited	-	-	-	-
Restricted at March 31, 2006	17,369	$26.42	506,316	$26.38

As of March 31, 2006, there was $8.8 million of total unrecognized compensation cost related to restricted stock awards.  That cost is expected to be recognized over a weighted-average period of 2.8 years.  No shares vested during the quarters ended March 31, 2006 or 2005.

Stock Option Related Matters
Option awards are generally granted to executives with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards generally require 3 years of continuous service and have 10-year contractual terms.  Share awards generally vest on a pro-rata basis over 3 years.  Certain option and share awards provide for accelerated vesting if there is a change in control or upon the participant’s retirement.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted below.  Expected volatilities are based on historical volatility of the Company’s stock and other factors.  The Company uses historical data to estimate the option’s expected term and forfeiture patterns.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. For the quarter ended March 31, 2005, the Company used these weighted average assumptions: expected volatility of 21.43%, a dividend yield of 4.4%, an expected option term of 8 years, and a risk-free rate of return of 4.22%. No options have been granted through March 31, 2006, and the Company does not intend on issuing options during the remainder of 2006.

A summary of option activity as of March 31, 2006, and changes during the three months then ended is presented below:

		Weighted average		Aggregate
			Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
		Price	Term (years)	(In millions)
Outstanding at January 1, 2006	2,123,579	$23.18

Granted	-	-
Exercised	22,538	$20.54
Forfeited or expired	-	-
Outstanding at March 31, 2006	2,101,041	$23.21	5.86	$6.7
Exercisable at March 31, 2006	1,837,156	$22.80	5.49	$6.6

The weighted-average grant-date fair value of options granted during the quarter ended March 31, 2005, was $4.36.  The total intrinsic value of options exercised was $0.1 million during both quarters ended March 31, 2006 and 2005. As of March 31, 2006, there was $0.3 million of total unrecognized compensation cost related to vesting stock options. That cost is expected to be recognized over a weighted-average period of 1.6 years. The actual tax benefit realized for the tax deductions from option exercises was less than $0.1 million in both 2006 and 2005.

The Company periodically issues new shares and also from time to time will repurchase shares on the open market to satisfy share option exercises. During the quarters ended March 31, 2006 and 2005, the Company received value upon exercise of stock options totaling approximately $0.4 million and $0.2 million, respectively. During those periods, the Company repurchased shares totaling $0.5 million in 2006 and $0.3 million in 2005. The Company does not expect future period repurchase activity to be materially different.

Deferred Compensation Plan Matters
As discussed above, the Company has nonqualified deferred compensation plans that include an option to invest in Company phantom stock. Of the activity related to investments in Vectren phantom stock associated with these plans, a benefit of $0.5 million and a cost of $0.7 million was recorded in earnings in the quarters ended March 31, 2006 and 2005, respectively.

12.	Segment Reporting

The Company segregates its operations into three groups: 1) Utility Group, 2) Nonutility Group, and 3) Corporate and Other Group.

The Utility Group is comprised of Vectren Utility Holdings, Inc.’s operations, which consist of the Company’s regulated operations (the Gas Utility Services and Electric Utility Services operating segments), and other operations that provide information technology and other support services to those regulated operations. In total, there are three operating segments of the Utility Group as defined by SFAS 131 “Disclosure About Segments of an Enterprise and Related Information” (SFAS 131). Gas Utility Services provides natural gas distribution and transportation services in nearly two-thirds of Indiana and to west central Ohio. Electric Utility Services provides electricity primarily to southwestern Indiana, and includes the Company’s power generating and marketing operations. For these regulated operations the Company uses after tax operating income as a measure of profitability, consistent with regulatory reporting requirements. The Company cross manages its regulated operations as separated between Energy Delivery, which includes the gas and electric transmission and distribution functions, and Power Supply, which includes the power generating and marketing operations. For the Utility Group’s other operations, net income is used as the measure of profitability.

The Nonutility Group is comprised of one operating segment as defined by SFAS 131 that includes various subsidiaries and affiliates offering and investing in energy marketing and services, coal mining and energy infrastructure services, among other broadband and energy-related opportunities.

The Corporate and Other Group is comprised of one operating segment as defined by SFAS 131 that includes unallocated corporate expenses such as branding and charitable contributions, among other activities, that benefit the Company’s other operating segments. Information related to the Company’s business segments is summarized below:

	Three Months Ended March 31,
(In millions)	2006	2005
Revenues
Utility Group
Gas Utility Services	$572.7	$516.7
Electric Utility Services	105.2	94.7
Other Operations	9.2	9.1
Eliminations	(8.8)	(8.9)
Total Utility Group	678.3	611.6
Nonutility Group	128.0	89.5
Corporate & Other Group	-	-
Eliminations	(31.8)	(23.9)
Consolidated Revenues	$774.5	$677.2

Profitability Measure
Utility Group: Regulated Operating Income
(Operating Income Less Applicable Income Taxes)
Gas Utility Services	$43.4	$45.1
Electric Utility Services	16.1	17.3
Total Regulated Operating Income	59.5	62.4
Regulated other income (expense) - net	(0.1)	(0.1)
Regulated interest expense & preferred dividends	(17.2)	(15.9)
Regulated Net Income	42.2	46.4
Other Operations Net Income	1.2	1.7
Utility Group Net Income	43.4	48.1
Nonutility Group Net Income	14.2	8.9
Corporate & Other Group Net Loss	-	(0.9)
Consolidated Net Income	$57.6	$56.1

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Description of the Business

Vectren Corporation (the Company or Vectren), an Indiana corporation, is an energy holding company headquartered in Evansville, Indiana. The Company’s wholly owned subsidiary, Vectren Utility Holdings, Inc. (Utility Holdings), serves as the intermediate holding company for three operating public utilities: Indiana Gas Company, Inc. (Indiana Gas), Southern Indiana Gas and Electric Company (SIGECO), and the Ohio operations. Utility Holdings also has other assets that provide information technology and other services to the three utilities. Utility Holdings’ consolidated operations are collectively referred to as the Utility Group. Vectren and Utility Holdings are holding companies as defined by the Energy Policy Act of 2005.

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

The Company is also involved in nonutility activities in three primary business areas: Energy Marketing and Services, Coal Mining, and Energy Infrastructure Services. Energy Marketing and Services markets natural gas and provides energy management services. Coal Mining mines and sells coal and generates synfuel tax credits relating to the production of coal-based synthetic fuels. Energy Infrastructure Services provides underground construction and repair, facilities locating, and meter reading services, and energy performance contracting services. In addition, there are other businesses that invest in broadband communication services, energy-related opportunities, real estate, and leveraged leases among other activities. These operations are collectively referred to as the Nonutility Group. The Nonutility Group supports the Company’s regulated utilities pursuant to service contracts by providing natural gas supply services, coal, infrastructure services, and other services.

The Nonutility Group generates revenue or earnings from the provision of services to customers. The activities of the Nonutility Group are closely linked to the utility industry, and the results of those operations are generally impacted by factors similar to those impacting the overall utility industry.

In this discussion and analysis of results of operations, the results of the Utility Group and Nonutility Group are presented on a per share basis. Such per share amounts are based on the earnings contribution of each group included in Vectren’s consolidated results divided by Vectren’s average shares outstanding during the period. The earnings per share of the groups do not represent a direct legal interest in the assets and liabilities allocated to either group but rather represent a direct equity interest in Vectren Corporation's assets and liabilities as a whole.

The Company has in place a disclosure committee that consists of senior management as well as financial management. The committee is actively involved in the preparation and review of the Company’s SEC filings.

Executive Summary of Consolidated Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto.

	Three Months Ended March 31,
(In millions, except per share data)	2006	2005
Net income	$57.6	$56.1
Attributed to: Utility Group	43.4	48.1
Nonutility Group	14.2	8.9
Corporate & other	-	(0.9)

Basic earnings per share	$0.76	$0.74
Attributed to: Utility Group	0.57	0.63
Nonutility Group	0.19	0.12
Corporate & other	-	(0.01)

Results

For the three months ended March 31, 2006, net income was $57.6 million, or $0.76 per share, compared to $56.1 million, or $0.74 per share for the three months ended March 31, 2005. Earnings recognized from Synfuels were $0.01 per share, after the $0.03 per share reserve recorded against tax credits in the quarter compared to $0.04 per share last year. Before Synfuel-related results, earnings were $0.75 per share, compared to $0.70 per share last year.

Utility earnings were $43.4 million for the three months ended March 31, 2006, compared to $48.1 million in the prior year. The $4.7 million, or $0.06 per share, decrease is primarily a result of a decline in customer usage, due largely to price sensitivity. Profits from the electric wholesale operations were also lower for the quarter. Additional revenue from the base rate increase implemented in the Company’s Ohio service territory offset cost increases in the quarter.

For the quarter ended March 31, 2006, heating weather 16 percent warmer than normal and 10 percent warmer than the prior year would have reduced first quarter 2006 margins by an estimated $12.5 million and by an estimated $7.7 million when compared to the same period last year, had the normal temperature adjustment (NTA) mechanism not been in place. The NTA mechanism implemented in the Company’s Indiana natural gas service territories in the fourth quarter 2005 offset the impact of weather compared to the prior year and mitigated 60 to 65 percent of the negative impact of weather, or $7.9 million, compared to normal. Management estimates that the effect of weather on all utilities, including the NTA’s impact, was unfavorable $2.7 million after tax in 2006 and unfavorable $2.8 million after tax in 2005, or $0.04 per share in both periods.

Nonutility earnings, excluding Synfuels-related results, were $13.5 million for the three months ended March 31, 2006, compared to $5.8 million in the prior year, a $0.10. Of the $7.7 million increase, the Company’s primary nonutility business groups, Energy Marketing and Services, Coal Mining Operations, and Energy Infrastructure Services, contributed $7.2 million. The earnings increase is primarily driven by results from Energy Marketing and Services companies, which include ProLiance Energy, LLC and Vectren Source. They contributed additional earnings of $4.8 million and $1.0 million respectively. Coal Mining Operations experienced a $0.5 million increase in earnings quarter over quarter. Energy Infrastructure Services lowered its seasonal loss by $0.9 million in the current quarter. Finally, and separate from the ongoing operations, Synfuels-related results of $0.7 million reflect a $2.3 million reserve estimated for the potential phase out of synfuel tax credits and are $2.4 million lower than 2005.

The smaller loss from Corporate and Other operations reflects lower contributions to the Vectren Foundation.

Dividends

Dividends declared for the three months ended March 31, 2006, were $0.305 per share compared to $0.295 per share for the same period in 2005.

Detailed Discussion of Results of Operations

Following is a more detailed discussion of the results of operations of the Company’s Utility and Nonutility operations. The detailed results of operations for these operations are presented and analyzed before the reclassification and elimination of certain intersegment transactions necessary to consolidate those results into the Company’s Consolidated Condensed Statements of Income.

Results of Operations of the Utility Group

Utility operations are comprised of Vectren Utility Holdings, Inc.’s operations, which consist of the Company’s regulated operations and other operations that provide information technology and other support services to those regulated operations. The Company segregates its regulated operations into a Gas Utility Services operating segment and an Electric Utility Services operating segment. The Gas Utility Services segment provides natural gas distribution and transportation services to nearly two-thirds of Indiana and to west central Ohio. The Electric Utility Services segment provides electric distribution services primarily to southwestern Indiana, and includes the Company’s power generating and marketing operations. In total, these regulated operations supply natural gas and/or electricity to more than one million customers. Utility operating results before certain intersegment eliminations and reclassifications for the three months ended March 31, 2006 and 2005, follow:

	Three Months Ended March 31,
(In millions, except per share data)	2006	2005
OPERATING REVENUES
Gas utility	$572.7	$516.7
Electric utility	105.2	94.7
Other	0.4	0.2
Total operating revenues	678.3	611.6
OPERATING EXPENSES
Cost of gas sold	429.0	370.9
Fuel for electric generation	34.9	26.9
Purchased electric energy	3.2	2.3
Other operating	61.6	61.6
Depreciation & amortization	37.1	33.4
Taxes other than income taxes	22.8	21.8
Total operating expenses	588.6	516.9

OPERATING INCOME	89.7	94.7

OTHER INCOME - NET	0.9	2.2

INTEREST EXPENSE	20.0	16.9

INCOME BEFORE INCOME TAXES	70.6	80.0

INCOME TAXES	27.2	31.9

NET INCOME	$43.4	$48.1

CONTRIBUTION TO VECTREN BASIC EPS	$0.57	$0.63

Utility earnings were $43.4 million for the three months ended March 31, 2006, compared to $48.1 million in the prior year. The $4.7 million decrease in Utility earnings is primarily a result of a decline in customer usage, due largely to price sensitivity. Profits from the electric wholesale operations were also lower for the quarter. Additional revenue from the base rate increase implemented in the Company’s Ohio service territory offset cost increases in the quarter. After considering the effects of a normal temperature adjustment mechanism implemented in the Company’s Indiana natural gas service territories in the fourth quarter of 2005, weather, while warmer than normal, had a minimal impact compared to the prior year.

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

Gas Utility Margin (Gas Utility Revenues less Cost of Gas Sold)
Gas Utility margin and throughput by customer type follows:

	Three Months Ended March 31,
(In millions)	2006	2005

Gas utility revenues	$572.7	$516.7
Cost of gas sold	429.0	370.9
Total gas utility margin	$143.7	$145.8
Margin attributed to:
Residential & commercial customers	$124.7	$127.7
Industrial customers	14.9	15.6
Other	4.1	2.5
Sold & transported volumes in MMDth attributed to:
Residential & commercial customers	45.3	55.0
Industrial customers	25.5	26.8
Total sold & transported volumes	70.8	81.8

Gas Utility margins for the three months ended March 31, 2006, were $143.7 million, a slight decrease of $2.1 million, compared to the prior year. The base rate increase in the Company’s Ohio service territory, which was implemented in April of 2005, added revenues of $3.5 million in the quarter. This additional revenue was offset by other declines in gas margins, including the impact of price sensitive customer usage declines, net of customer growth. With the current outlook for continued high gas commodity prices, management expects some continued decline throughout 2006. If the conservation-oriented rate mechanisms discussed herein are approved in Indiana and Ohio, additional usage decline will be mitigated. It is estimated that weather 16 percent warmer than normal and 10 percent warmer than prior year would have decreased margins $7.7 million compared to the prior year; however, that impact was substantially offset by the effects of the NTA. The average cost per dekatherm of gas purchased for the three months ended March 31, 2006, was $10.64 compared to $7.29 in 2005.

Electric Utility Margin (Electric Utility Revenues less Fuel for Electric Generation and Purchased Electric Energy)
Electric Utility margin by revenue type follows:

	Three Months Ended March 31,
(In millions)	2006	2005

Electric utility revenues	$105.2	$94.7
Fuel for electric generation	34.9	26.9
Purchased electric energy	3.2	2.3
Total electric utility margin	$67.1	$65.5
Margin attributed to:
Residential & commercial customers	$37.9	$37.1
Industrial customers	16.6	15.3
Municipalities & other	5.5	4.1
Subtotal: retail & firm wholesale	$60.0	$56.5
Asset optimization	$7.1	$9.0
Electric volumes sold in GWh attributed to:
Residential & commercial customers	657.0	665.9
Industrial customers	637.9	618.9
Municipalities & other	150.5	154.4
Total retail & firm wholesale volumes sold	1,445.4	1,439.2

Retail & Firm Wholesale Margin
Electric retail and firm wholesale margin for the three months ended March 31, 2006, was $60.0 million, an increase of $3.5 million when compared to 2005. Margin increased $2.6 million due to the increase in retail electric rates related to recovery of environmental compliance expenditures and related operating expenses. Large customer margin, driven primarily by higher volumes, increased an additional $0.5 million.

Margin from Asset Optimization Activities
Periodically, generation capacity is in excess of that needed to serve native load and firm wholesale customers. The Company markets and sells this unutilized generating and transmission capacity to optimize the return on its owned assets. On an annual basis, a majority of the margin generated from these activities is associated with wholesale off-system sales, and beginning in April 2005, substantially all off-system sales occur into the MISO day-ahead market.

Following is a reconciliation of asset optimization activity:

	Three Months Ended March 31,
(In millions)	2006	2005
Beginning of Period Net Balance Sheet Position	$1.3	$(0.6)
Statement of Income Activity
Net mark-to-market gains/(losses)	(0.6)	2.5
Other unrealized gains/(losses)	0.4	-
Net realized gains	7.3	6.5
Net activity in electric utility margin	7.1	9.0
Net cash received & other adjustments	(7.2)	(6.0)
End of Period Net Balance Sheet Position	$1.2	$2.4

For the three months ended March 31, 2006, net asset optimization margins were $7.1 million, a decrease of $1.9 million compared to 2005. The decrease is due primarily to prior year mark-to-market gains and was partially offset by increased non-firm wholesale volumes sold off-system. Off system sales totaled 460.9 GWh in 2006, compared to 351.9 GWh in 2005.

Utility Group Operating Expenses

For the three months ended March 31, 2006, other operating expenses were flat compared to the same period in 2005. Depreciation expense increased $3.7 million over the same period in 2005. Of that amount, $1.4 million relates to environmental compliance equipment placed into service in the second half of 2005, and the remainder is attributable to normal additions to utility plant. Taxes other than income taxes increased $1.0 million in 2006 compared to 2005, primarily due to increased collections of utility receipts and excise taxes due to higher revenues.

Utility Group Other Income-Net

Total other income-net decreased $1.3 million in 2006 compared to 2005. In addition to volatility associated with investments that fund deferred compensation plans, the decrease reflects lower amounts of AFUDC as environmental compliance expenditures were placed in service in the second half of 2005.

Utility Group Interest Expense

Interest expense increased $3.1 million in 2006 compared to 2005. The increase was primarily driven by rising interest rates and also includes the impact of permanent financing transactions completed in the fourth quarter of 2005 in which $150 million in debt-related proceeds were received and used to retire short-term borrowings and other long-term debt.

Utility Group Income Taxes

Federal and state income taxes decreased $4.7 million in 2006 compared to 2005. The decrease is primarily due to lower pre-tax income as compared to the prior year and the impact of an Indiana tax law change that resulted in the recalculation of certain state deferred income tax liabilities.

Environmental Matters

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

In February 2006, the IURC approved a multi-emission compliance plan filed by the Company’s utility subsidiary, SIGECO. Once the plan is implemented, SIGECO’s coal-fired plants will be 100% scrubbed for SO2, 90% scrubbed for NOx, and mercury emissions will be reduced to meet the new mercury reduction standards. The order, as previously agreed to by the OUCC and Citizens Action Coalition, allows SIGECO to recover an approximate 8% return on up to $110 million in capital investments through a rider mechanism which is updated every six months for actual costs incurred. The Company will also recover through a rider its operating expenses, including depreciation, once the equipment is placed into service. The order also stipulates that SIGECO study renewable energy alternatives and include a carbon forecast in future filings with regard to new generation and further environmental compliance plans, among other initiatives.

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

Rate and Regulatory Matters
Indiana and Ohio Lost Margin Recovery/Conservation Filing

On October 25, 2005, Vectren Energy Delivery of Indiana filed with the IURC for approval of a conservation program and a conservation adjustment rider in its two Indiana service territories. If approved, the plan outlined in the petition will better align the interests of the Company with its customers through the promotion of natural gas conservation. The petition requests the use of a tracker mechanism to recover certain costs of funding the design and implementation of conservation efforts, such as consumer education programs and rebates for high efficiency equipment. The conservation tracker works in tandem with a lost margin recovery mechanism. This mechanism would allow the Company to recover the distribution portion of its rates from residential and commercial customers based on the level of customer usage established in each utility’s last general rate case.

On May 5, 2006, the Company and the OUCC filed a settlement with the IURC that provides for a 5 year energy efficiency program. Further, as part of the Settlement, Indiana Gas will recover 85% of all lost margin since its last rate case. Recovery of lost margin at SIGECO will not commence until approval of new base rates in its next general rate case. A hearing before the IURC on the settlement should occur in late June.

Similarly, on November 28, 2005, Vectren Energy Delivery of Ohio filed with the PUCO for approval of a conservation program and a conservation adjustment rider that would accomplish the same objectives, including lost margin recovery.  On April 10, 2006, Vectren Energy Delivery of Ohio filed with the PUCO, a settlement agreement between the OCC, the Ohio Partners for Affordable Energy, and the Company that provides for at least two years of comprehensive energy efficiency programs for Ohio customers. A hearing has been conducted and the settlement will now be considered by the PUCO.

If the agreements are approved, these efficiency programs would be available to customers before the 2006 winter heating season.

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

VEDO filed its request for rehearing on July 14, 2005, and on August 10, 2005, the PUCO granted rehearing to further consider the $3.8 million portfolio administration issue and all interest on the findings, but denied rehearing on all other aspects of the case. On October 7, 2005, the Company filed an appeal with the Ohio Supreme Court requesting that the $4.5 million disallowance related to the winter delivery service issue be reversed. On December 21, 2005, the PUCO granted in part VEDO’s rehearing request, and reduced the $3.8 million disallowance related to portfolio administration to $1.98 million. The Company has filed an appeal on that decision as well. However, as part of the Ohio decoupling settlement agreement awaiting a PUCO decision, the Company has proposed to use the $1.98 million disallowance as a funding source for Ohio conservation programs. If the settlement is approved, the appeal of the $1.98 million disallowance amount would be withdrawn. Briefings of all matters should be complete in June 2006.

In addition, the Company solicited and received bids for VEDO’s gas supply and portfolio administration services and has selected a third party provider, who began providing services to VEDO on November 1, 2005, under a one year contract.

Results of Operations of the Nonutility Group

The Nonutility Group is comprised of three primary business areas: Energy Marketing and Services, Coal Mining, and Energy Infrastructure Services. Energy Marketing and Services markets natural gas and provides energy management services. Coal Mining mines and sells coal and generates IRS Code Section 29 investment tax credits relating to the production of coal-based synthetic fuels. Energy Infrastructure Services provides underground construction and repair, facilities locating, meter reading services, and energy performance contracting services. In addition, there are other businesses that invest in broadband communication services, energy-related opportunities, real estate, and leveraged leases, among other activities. The Nonutility Group supports the Company’s regulated utilities pursuant to service contracts by providing natural gas supply services, coal, infrastructure services, and other services. Nonutility Group earnings for the three months ended March 31, 2006 and 2005, follow:

	Three Months Ended March 31,
(In millions, except per share amounts)	2006	2005

NET INCOME	$14.2	$8.9
CONTRIBUTION TO VECTREN BASIC EPS	$0.19	$0.12
NET INCOME ATTRIBUTED TO:
Energy Marketing & Services	$12.9	$7.1
Mining Operations	1.8	1.3
Energy Infrastructure	(1.2)	(2.1)
Synfuel-related results	0.7	3.1
Other Businesses	-	(0.5)

Nonutility earnings, excluding Synfuels-related results were $13.5 million for the three months ended March 31, 2006, compared to $5.8 million in the prior year. Of the $7.7 million increase, the Company’s primary nonutility business groups, Energy Marketing and Services, Coal Mining Operations, and Energy Infrastructure Services, contributed $7.2 million. The earnings increase is primarily driven by results from Energy Marketing and Services companies, which include ProLiance Energy, LLC and Vectren Source. They contributed additional earnings of $4.8 million and $1.0 million, respectively. Coal Mining Operations experienced a $0.5 million increase in earnings quarter over quarter. Energy Infrastructure Services lowered its seasonal loss by $0.9 million in the current quarter. Finally, and separate from the ongoing operations, Synfuels-related results of $0.7 million reflect a $2.3 million reserve estimated for the potential phase out of synfuel tax credits and are $2.4 million lower than 2005.

Following is a discussion of the specific results for the primary business groups.

Energy Marketing and Services

Energy Marketing and Services is comprised of the Company’s gas marketing operations and retail gas supply operations.

ProLiance Energy LLC (ProLiance), a nonutility energy marketing affiliate of Vectren and Citizens Gas and Coke Utility (Citizens Gas), provides services to a broad range of municipalities, utilities, industrial operations, schools, and healthcare institutions located throughout the Midwest and Southeast United States. ProLiance’s customers include Vectren’s utilities and nonutility gas supply operations and Citizens Gas. ProLiance’s primary businesses include gas marketing, gas portfolio optimization, and other portfolio and energy management services. Consistent with its ownership percentage, Vectren is allocated 61% of ProLiance’s profits and losses; however, governance and voting rights remain at 50% for each member; and therefore the Company accounts for its investment in ProLiance using the equity method of accounting. Vectren received regulatory approval on April 25, 2006, from the IURC for ProLiance to provide natural gas supply services to the Company’s Indiana utilities through March 2011.

As required by a June 14, 2005, PUCO order, VEDO solicited bids for its gas supply/portfolio administration services and has selected a third party provider under a one year contract. ProLiance’s obligation to supply these services to VEDO ended October 31, 2005. The Company believes this change has not materially affected ProLiance’s or Vectren’s earnings, financial position, or cash flows.

Vectren Retail, LLC (d/b/a Vectren Source), a wholly owned subsidiary, provides natural gas and other related products and services in the Midwest and Southeast United States to nearly 150,000 customers opting for choice among energy providers. Vectren Source began serving choice customers in 2002.

Net income generated by Energy Marketing and Services for the three months ended March 31, 2006, was $12.9 million compared to $7.1 million in 2005. The gas marketing operations, performed through ProLiance, provided the primary earnings contribution, totaling $11.2 million in 2006, compared to $6.4 million in 2005. The significant increase in earnings in 2006 compared to 2005 was made possible by storage transactions and continued volatility in the natural gas market.

Vectren Source operations have also provided earnings growth. Vectren Source’s earnings totaled $1.8 million in 2006 compared to earnings of $0.8 million in 2005. Through March 31, 2006, Vectren Source added approximately 30,000 customers compared to the prior year period.

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

In early 2005, a jury trial commenced and on February 10, 2005, the jury returned a verdict largely in favor of Huntsville Utilities and awarded Huntsville Utilities compensatory damages of $8.2 million and punitive damages of $25.0 million. The jury rejected Huntsville Utilities’ claim of conversion. The jury also rejected a counter claim by ProLiance for payment of amounts due from Huntsville Utilities. Following that verdict, there were a number of issues presented to the judge for resolution. Huntsville made a claim under federal law that it was entitled to have the compensatory damage award trebled. The judge rejected that request. ProLiance made a claim against Huntsville for unjust enrichment, which was also rejected by the judge. The judge also determined that attorneys’ fees and prejudgment interest are owed by ProLiance to Huntsville Utilities. The verdict, as affected by the judge’s subsequent rulings, totals $38.9 million, and ProLiance has posted an appeal bond for that estimated amount. ProLiance’s management believed there were reasonable grounds for appeal that offer a basis for reversal of the entire verdict, and initiated the appeal process on July 26, 2005. The appeal was fully briefed on April 27, 2006, and is now before the 11th Circuit Court of Appeals in Atlanta, Georgia. The case will not likely be decided before the second half of 2006.

While it is reasonably possible that a liability has been incurred by ProLiance, it is not possible to predict the ultimate outcome of an appeal of the verdict. ProLiance recorded a reserve of $3.9 million as of December 31, 2004, reflective of their assessment of the lower end of the range of potential exposure on certain issues identified in the case and inclusive of estimated ongoing litigation costs. As of March 31, 2006, the reserve is $3.3 million, which reflects the payment of some legal fees.  Amounts due from Huntsville Utilities were fully reserved by ProLiance in 2003.

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

Coal Mining Operations

Coal Mining Operations mine and sell coal to the Company’s utility operations and to third parties through its wholly owned subsidiary Vectren Fuels, Inc. (Fuels).

Earnings from the Coal Mining Operations were $1.8 million in 2006 compared to $1.3 million in 2005. The contribution from mining operations increased due to higher revenue and tax benefits from depletion, despite rising commodity operational costs.

New Mine Development Activities

In April 2006, Fuels secured the rights to open two new underground mines near Vincennes, Ind. The first mine is expected to be fully operational by early 2009, with the second mine to open the following year. Reserves at the two mines are estimated at 80 million tons of recoverable number-five coal at 11,200 BTU (British thermal units) and 6-pound sulfur dioxide. Management estimates a $125 million investment to access the reserves. Once in production, the two new mines are expected to produce 5 million tons of coal per year.

Energy Infrastructure Services

Energy Infrastructure Services provides performance contracting operations through Energy Systems Group, LLC (ESG), and underground construction and repair to gas, water, and telecommunications companies through its investment in Reliant Services, LLC (Reliant) and Reliant’s 100 percent ownership in Miller Pipeline. Reliant is a 50 percent owned strategic alliance with an affiliate of Cinergy Corp. and is accounted for using the equity method of accounting. ESG, a wholly owned subsidiary, provides energy performance contracting and facility upgrades through its design and installation of energy-efficient equipment throughout the Midwest and Southeast United States.

For the three months ended March 31, 2006, Infrastructure’s operations operated at a seasonal loss of $1.2 million, compared to a loss of $2.1 million in 2005. Earnings from Reliant increased $0.6 million over 2005 primarily due to increased gas construction. Earnings from Energy Systems Group (ESG) were $0.3 million higher than 2005 due to increased construction projects in progress in 2006. Revenues increased $4 million over the prior year with a construction backlog of $51 million as of March 31, 2006, compared to a backlog of $19 million at March 31, 2005.

Synfuel-Related Results

The Coal Mining Group also generates synfuel tax credits resulting from the production of coal-based synthetic fuels through its 8.3% ownership interest in Pace Carbon Synfuels, LP (Pace Carbon). In addition, Fuels receives synfuel-related fees from synfuel producers unrelated to Pace Carbon for a portion of its coal production. The Company’s recent annual results reflect synfuel-related earnings of $0.15 to $0.16 per share. Under current tax laws, these synfuel-related credits and fees end after 2007.

Synfuel-related results for the quarter, which include earnings from Pace Carbon and synfuel processing fees earned by Fuels, were $0.7 million, a decrease of $2.4 million, compared to the same period in 2005. The decrease reflects the $2.3 million reserve recorded in the quarter, reflective of the impact that high oil prices have on synfuel related investments and operations.

Synfuel Tax Credit Recent Developments

The Internal Revenue Code provides for manufacturers, such as Pace Carbon, to receive a tax credit for every ton of synthetic fuel sold. To qualify for the credits, the synthetic fuel must meet three primary conditions: 1) there must be a significant chemical change in the coal feedstock, 2) the product must be sold to an unrelated person, and 3) the production facility must have been placed in service before July 1, 1998. The Internal Revenue Service has issued private letter rulings, which concluded that the synthetic fuel produced at the Pace Carbon facilities should qualify for tax credits. The IRS has completed tax audits for the years 1998 through 2001 without challenging tax credit calculations.

Under existing law, synfuel tax credits are only available when the price of oil is less than a base price specified by the Internal Revenue Code, as adjusted for inflation. An average NYMEX price of approximately $60 per barrel for the 2006 year could begin to limit synfuel tax credits, with a total phase out occurring at approximately $74 per barrel. The current forward curve for oil prices indicates that a significant phase out in 2006 is possible, absent federal legislative intervention which may favorably impact the reference price for 2006. Accordingly, as noted above, the Company has estimated the potential exposure to credits generated to date in 2006, given the current market conditions and other factors, and has recorded a reserve of $2.3 million against those credits generated to date in 2006 in Income tax expense, and the Company would estimate current year synfuel-related annual earnings to approximate $0.04 to $0.05 per share.

Due to the potential limitation of synfuel tax credits, Pace Carbon investors are assessing at what level to operate the synfuel plants. Plant operation without the tax credit benefits exposes the Company to funding Pace Carbon’s future operating losses without offset and could also indicate that there is risk to recovery of the carrying amount of the Company’s investment in Pace Carbon. Similarly, plant closure could also indicate risk to recovery of the investment balance.

The Company assessed the recoverability of its investment in Pace Carbon which as of March 31, 2006 totaled $7.2 million and determined that the amount was currently recoverable. However, further increases in oil prices and/or a lack of federal legislation may result in the inability to fully recover the investment and the immediate expensing of any future funding requirements.

Financial Condition

Within Vectren’s consolidated group, Utility Holdings funds the short-term and long-term financing needs of the Utility Group operations, and Vectren Capital Corp (Vectren Capital) funds short-term and long-term financing needs of the Nonutility Group and corporate operations. Vectren Corporation guarantees Vectren Capital’s debt, but does not guarantee Utility Holdings’ debt. Vectren Capital’s long-term and short-term obligations outstanding at March 31, 2006, totaled $200.0 million and $31.3 million, respectively. Utility Holdings’ outstanding long-term and short-term borrowing arrangements are jointly and severally guaranteed by Indiana Gas, SIGECO, and VEDO. Utility Holdings’ long-term and short-term obligations outstanding at March 31, 2006, totaled $700.0 million and $130.9 million, respectively. Additionally, prior to Utility Holdings’ formation, Indiana Gas and SIGECO funded their operations separately, and therefore, have long-term debt outstanding funded solely by their operations.

The Company’s common stock dividends are primarily funded by utility operations. Nonutility operations have demonstrated sustained profitability, and the ability to generate cash flows. These cash flows are primarily reinvested in other nonutility ventures, but are also used to fund a portion of the Company’s dividends, and from time to time may be reinvested in utility operations or used for corporate expenses.

The credit ratings on outstanding senior unsecured debt of Utility Holdings and Indiana Gas, at March 31, 2006, are A-/Baa1 as rated by Standard and Poor's Ratings Services (Standard and Poor’s) and Moody’s Investors Service (Moody’s), respectively. SIGECO's credit ratings on outstanding secured debt are A/A3. Utility Holdings’ commercial paper has a credit rating of A-2/P-2. The current outlook of both Moody’s and Standard and Poor’s is stable. These ratings and outlooks have not changed since December 31, 2005. A security rating is not a recommendation to buy, sell, or hold securities. The rating is subject to revision or withdrawal at any time, and each rating should be evaluated independently of any other rating. Standard and Poor’s and Moody’s lowest level investment grade rating is BBB- and Baa3, respectively.

The Company’s consolidated equity capitalization objective is 45-55% of long-term capitalization. This objective may have varied, and will vary, depending on particular business opportunities, capital spending requirements, execution of long-term financing plans and seasonal factors that affect the Company’s operations. The Company’s equity component was 48% of long-term capitalization at both March 31, 2006, and December 31, 2005. Long-term capitalization includes long-term debt, including current maturities and debt subject to tender, as well as common shareholders’ equity and any outstanding preferred stock.

The Company expects the majority of its capital expenditures, investments, and debt security redemptions to be provided by internally generated funds. However, due to significant capital expenditures and expected growth in nonutility operations, the Company may require additional permanent financing.

Sources & Uses of Liquidity

Operating Cash Flow
The Company's primary historical source of liquidity to fund working capital requirements has been cash generated from operations. Cash flow from operating activities decreased $24.3 million during the three months ended March 31, 2006, compared to 2005 primarily as a result of changes in working capital accounts, which is reflective of the impact of higher gas costs. Working capital changes generated cash of $87.4 million in 2006 compared to $136.7 million in 2005. Net income before non-cash charges of $95.8 million increased $3.5 million compared to the prior year. Additionally, distributions from equity method investments, which principally consist of dividends from ProLiance and includes a $10.4 million special dividend from ProLiance in 2006, also offset the increased working capital requirements.

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

Cash flow required for financing activities of $160.2 million for the three months ended March 31, 2006, includes a net decrease of short-term borrowings of $137.1 million, $40.0 million less than amounts repaid during the three months ended March 31, 2005. The decreased debt repayments were principally the result of increased working capital requirements. Common stock dividends have increased over the prior period due to board authorized increases in the dividend rate.

Investing Cash Flow
Cash flow required for investing activities was $57.3 million for the three months ended March 31, 2006, an increase of $27.5 million over the prior year. The increase is attributable to the timing of payments for capital expenditures.

Available Sources of Liquidity

At March, 31, 2006, the Company has $780 million of short-term borrowing capacity, including $520 million for the Utility Group and $260 million for the wholly owned Nonutility Group and corporate operations, of which approximately $238 million is available for the Utility Group operations and approximately $142 million is available for the wholly owned Nonutility Group and corporate operations.

In response to higher natural gas prices, Utility Holdings increased its available consolidated short-term borrowing capacity in the fourth quarter of 2005 to $520 million, a $165 million increase over previous levels. In addition, Utility Holdings extended the maturity of its largest credit facility, which totals $515 million, through November, 2010. Vectren Capital also extended the maturity of its largest facility, which totals $255 million, through November, 2010. The amendments were completed on November 10, 2005.

Potential Uses of Liquidity

Planned Capital Expenditures & Investments
Investments in total company capital expenditures and nonutility unconsolidated affiliates for the remainder of 2006 are estimated to approximate $320 million.

Other Guarantees and Letters of Credit
In the normal course of business, Vectren issues guarantees to third parties on behalf of its consolidated subsidiaries and unconsolidated affiliates. Such guarantees allow those subsidiaries and affiliates to execute transactions on more favorable terms than the subsidiary or affiliate could obtain without such a guarantee. Guarantees may include posted letters of credit, leasing guarantees, and performance guarantees. As of March 31, 2005, guarantees issued and outstanding on behalf of unconsolidated affiliates approximated $7 million. Subsequent to March 31, 2006, the Company issued a guarantee approximating $5 million related to the residual value of an operating lease that expires in 2011. Through March 31, 2006, the Company has not been called upon to satisfy any obligations pursuant to its guarantees.

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

•
The performance of projects undertaken by the Company’s nonutility businesses and the success of efforts to invest in and develop new opportunities, including but not limited to, the realization of synfuel income tax credits and the Company’s coal mining, gas marketing, and broadband strategies.

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

These risks are not significantly different from the information set forth in Item 7A Quantitative and Qualitative Disclosures About Market Risk included in the Vectren 2005 Form 10-K and is therefore not presented herein.

ITEM 4. CONTROLS AND PROCEDURES

Changes in Internal Controls over Financial Reporting

During the quarter ended March 31, 2006, there have been no changes to the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of March 31, 2006, the Company conducted an evaluation under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness and the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures, as defined by Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act), are effective at providing reasonable assurance that material information relating to the Company required to be disclosed by the Company in its filings under the Exchange Act is brought to their attention on a timely basis.

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

ITEM 1A. RISK FACTORS

Other than the risk factor presented below, these risks are not significantly different from the information set forth in Item 1A Risk Factors included in the Vectren 2005 Form 10-K and are therefore not presented herein.

The Company’s synfuel investment may be adversely affected if synfuel credits are limited or disallowed.

The Company generates synfuel tax credits resulting from the production of coal-based synthetic fuels through its 8.3% ownership interest in Pace Carbon Synfuels, LP (Pace Carbon).  Pace Carbon produces and sells coal-based synthetic fuel, and based on current US tax law, receives a tax credit for every ton of coal-based synthetic fuel sold.  In addition, Vectren Fuels, Inc. (Fuels), which mines and sells coal, receives synfuel-related fees from synfuel producers unrelated to Pace Carbon for a portion of its coal production.  The Company’s recent annual results reflect synfuel-related earnings of approximately $0.15 to $0.16 per share.  Under current tax laws, these synfuel-related credits and fees end after 2007.

The Internal Revenue Code provides for manufacturers, such as Pace Carbon, to receive a tax credit for every ton of synthetic fuel sold. To qualify for the credits, the synthetic fuel must meet three primary conditions: 1) there must be a significant chemical change in the coal feedstock, 2) the product must be sold to an unrelated person, and 3) the production facility must have been placed in service before July 1, 1998. However, the Permanent Subcommittee on Investigations of the U.S. Senate’s Committee on Governmental Affairs has an ongoing investigation relating to synfuel tax credits.

The Internal Revenue Service has issued private letter rulings, which concluded that the synthetic fuel produced at the Pace Carbon facilities should qualify for tax credits. The IRS has completed tax audits for the years 1998 through 2001 without challenging tax credit calculations. However, it is possible the IRS may challenge tax credit calculations in other periods.

Under existing law, synfuel tax credits are only available when the price of oil is less than a base price specified by the Internal Revenue Code, as adjusted for inflation. An average NYMEX price of approximately $60 per barrel for the 2006 year could begin to limit synfuel tax credits, with a total phase out occurring at approximately $74 per barrel. The current forward curve for oil prices indicates that a significant phase out in 2006 is possible, absent federal legislative intervention which may favorably impact the reference price for 2006. Accordingly the Company has estimated the potential exposure to credits generated to date in 2006, given the current market conditions and other factors, and has recorded a reserve of $2.3 million against those credits generated to date in 2006 in Income tax expense, and the Company would estimate current year synfuel-related annual earnings to approximate $0.04 to $0.05 per share.

Due to the potential limitation of synfuel tax credits, Pace Carbon investors are assessing at what level to operate the synfuel plants. Plant operation without the tax credit benefits exposes the Company to funding Pace Carbon’s future operating losses without offset and could also indicate that there is risk to recovery of the carrying amount of the Company’s investment in Pace Carbon. Similarly, plant closure could also indicate risk to recovery of the investment balance.

The Company assessed the recoverability of its investment in Pace Carbon which as of March 31, 2006, totaled $7.2 million and determined that the amount was currently recoverable. However, further increases in oil prices and/or a lack of federal legislation may result in the inability to fully recover the investment and the immediate expensing of any future funding requirements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Periodically, the Company purchases shares from the open market to satisfy share requirements associated with the Company’s share-based compensation plans. The following chart contains information regarding open market purchases made by the Company to satisfy share-based compensation requirements during the three months ended March 31, 2006.

			Total Number of	Maximum Number
	Number of		Shares Purchased as	of Shares That May
	Shares	Average Price	Part of Publicly	Be Purchased Under
Period	Purchased	Paid Per Share	Announced Plans	These Plans
January 1-31	-	-	-	-
February 1-28	17,173	$26.62	-	-
March 1-31	-	-	-	-

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

VECTREN CORPORATION
Registrant

May 8, 2006	/s/Jerome A. Benkert, Jr.
Jerome A. Benkert, Jr.
Executive Vice President &
Chief Financial Officer
(Principal Financial Officer)

/s/M. Susan Hardwick
M. Susan Hardwick
Vice President & Controller
(Principal Accounting Officer)