Form 10-Q
period 2006-06-30
VECTREN CORP
filed 2006-08-04
CIK 1096385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes □ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock- Without Par Value	76,202,321	July 31, 2006
Class	Number of Shares	Date

Access to Information

Vectren Corporation makes available all SEC filings and recent annual reports free of charge, including those of its wholly owned subsidiary, Vectren Utility Holdings, Inc., through its website at www.vectren.com, or by request, directed to Investor Relations at the mailing address, phone number, or email address that follows:

Mailing Address: One Vectren Square Evansville, Indiana 47708	Phone Number: (812) 491-4000	Investor Relations Contact: Steven M. Schein Vice President, Investor Relations sschein@vectren.com

Definitions

AFUDC: allowance for funds used during construction	MMBTU: millions of British thermal units
APB: Accounting Principles Board	MW: megawatts
EITF: Emerging Issues Task Force	MWh / GWh: megawatt hours / thousands of megawatt hours (gigawatt hours)
FASB: Financial Accounting Standards Board	NOx: nitrogen oxide
FERC: Federal Energy Regulatory Commission	OCC: Ohio Office of the Consumer Counselor
IDEM: Indiana Department of Environmental Management	OUCC: Indiana Office of the Utility Consumer Counselor
IURC: Indiana Utility Regulatory Commission	PUCO: Public Utilities Commission of Ohio
MCF / BCF: thousands / billions of cubic feet	SFAS: Statement of Financial Accounting Standards
MDth / MMDth: thousands / millions of dekatherms	USEPA: United States Environmental Protection Agency
MISO: Midwest System Operator	Throughput: combined gas sales and gas transportation volumes

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VECTREN CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited - In millions)

	June 30,	December 31,
	2006	2005

ASSETS

Current Assets
Cash & cash equivalents	$6.7	$20.4
Accounts receivable - less reserves of $4.4 &
$2.8, respectively	116.4	197.8
Accrued unbilled revenues	46.7	240.6
Inventories	125.6	144.6
Recoverable fuel & natural gas costs	-	15.4
Prepayments & other current assets	106.5	106.4
Total current assets	401.9	725.2

Utility Plant
Original cost	3,726.2	3,632.0
Less: accumulated depreciation & amortization	1,420.7	1,380.1
Net utility plant	2,305.5	2,251.9

Investments in unconsolidated affiliates	187.3	214.7
Other investments	107.6	111.6
Non-utility property - net	243.3	240.3
Goodwill - net	207.1	207.1
Regulatory assets	102.7	89.9
Other assets	33.2	27.4
TOTAL ASSETS	$3,588.6	$3,868.1

The accompanying notes are an integral part of these consolidated condensed financial statements.

VECTREN CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited - In millions)

	June 30,	December 31,
	2006	2005

LIABILITIES & SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$92.8	$159.0
Accounts payable to affiliated companies	49.9	162.3
Refundable fuel & natural gas costs	34.9	7.6
Accrued liabilities	131.7	156.6
Short-term borrowings	175.5	299.9
Current maturities of long-term debt	0.4	0.4
Long-term debt subject to tender	-	53.7
Total current liabilities	485.2	839.5

Long-term Debt - Net of Current Maturities &
Debt Subject to Tender	1,251.7	1,198.0

Deferred Income Taxes & Other Liabilities
Deferred income taxes	226.0	227.3
Regulatory liabilities	289.8	272.9
Deferred credits & other liabilities	191.0	186.7
Total deferred credits & other liabilities	706.8	686.9

Minority Interest in Subsidiary	0.4	0.4

Commitments & Contingencies (Notes 7-12)

Common Shareholders' Equity
Common stock (no par value) – issued & outstanding
76.2 and 76.0 shares, respectively	524.6	528.1
Retained earnings	644.0	628.8
Accumulated other comprehensive loss	(24.1)	(13.6)
Total common shareholders' equity	1,144.5	1,143.3

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$3,588.6	$3,868.1

The accompanying notes are an integral part of these consolidated condensed financial statements.

VECTREN CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited - In millions, except per share data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
OPERATING REVENUES
Gas utility	$159.1	$186.0	$731.8	$702.7
Electric utility	96.0	96.9	201.2	191.6
Energy services & other	62.4	43.3	159.0	109.1
Total operating revenues	317.5	326.2	1,092.0	1,003.4
OPERATING EXPENSES
Cost of gas sold	88.5	116.3	517.5	487.2
Cost of fuel & purchased power	30.9	33.0	69.0	62.2
Cost of energy services & other	47.6	31.4	126.0	83.0
Other operating	68.3	65.8	141.1	136.9
Depreciation & amortization	41.9	38.5	83.5	75.6
Taxes other than income taxes	11.8	12.0	34.9	34.1
Total operating expenses	289.0	297.0	972.0	879.0
OPERATING INCOME	28.5	29.2	120.0	124.4
OTHER INCOME (EXPENSE) - NET
Equity in (losses) earnings of unconsolidated affiliates	(2.2)	0.7	11.5	7.1
Other income (expense) – net	(8.2)	1.6	(6.1)	4.0
Total other (expense) income - net	(10.4)	2.3	5.4	11.1
Interest expense	21.9	19.7	45.7	39.8
INCOME (LOSS) BEFORE INCOME TAXES	(3.8)	11.8	79.7	95.7
Income taxes	(8.1)	(1.6)	17.8	26.2
NET INCOME	$4.3	$13.4	$61.9	$69.5

AVERAGE COMMON SHARES OUTSTANDING	75.7	75.6	75.7	75.6
DILUTED COMMON SHARES OUTSTANDING	76.0	76.1	76.1	76.2

EARNINGS PER SHARE OF COMMON STOCK:
BASIC	$0.06	$0.18	$0.82	$0.92
DILUTED	$0.06	$0.18	$0.81	$0.91

DIVIDENDS DECLARED PER SHARE OF
COMMON STOCK	$0.31	$0.30	$0.61	$0.59

The accompanying notes are an integral part of these consolidated condensed financial statements.

VECTREN CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited - In millions)

	Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$61.9	$69.5
Adjustments to reconcile net income to cash from operating activities:
Depreciation & amortization	83.5	75.6
Deferred income taxes & investment tax credits	0.6	(0.1)
Equity in earnings of unconsolidated affiliates	(11.5)	(7.1)
Provision for uncollectible accounts	8.0	9.9
Expense portion of pension & postretirement periodic benefit cost	5.4	6.5
Other non-cash charges - net	12.8	(1.7)
Changes in working capital accounts:
Accounts receivable & accrued unbilled revenue	268.1	189.7
Inventories	19.0	2.1
Recoverable fuel & natural gas costs	42.7	30.8
Prepayments & other current assets	(1.9)	39.9
Accounts payable, including to affiliated companies	(183.6)	(113.3)
Accrued liabilities	(32.2)	4.8
Unconsolidated affiliate dividends	32.1	7.0
Changes in noncurrent assets	(17.8)	(3.3)
Changes in noncurrent liabilities	(11.2)	(9.3)
Net cash flows from operating activities	275.9	301.0
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock option exercises & other stock plans	0.1	-
Requirements for:
Dividends on common stock	(46.2)	(45.2)
Redemption of preferred stock of subsidiary	-	(0.1)
Net change in short-term borrowings	(124.4)	(159.5)
Net cash flows from financing activities	(170.5)	(204.8)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from:
Unconsolidated affiliate distributions	0.3	0.2
Notes receivable & other collections	2.8	0.8
Requirements for:
Capital expenditures, excluding AFUDC equity	(107.6)	(90.5)
Unconsolidated affiliate investments	(14.2)	(6.8)
Notes receivable & other investments	(0.4)	-
Net cash flows from investing activities	(119.1)	(96.3)
Net decrease in cash & cash equivalents	(13.7)	(0.1)
Cash & cash equivalents at beginning of period	20.4	9.6
Cash & cash equivalents at end of period	$6.7	$9.5

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

The Company, through Vectren Enterprises, Inc. (Enterprises), is also involved in nonutility activities in three primary business areas: Energy Marketing and Services, Coal Mining and Energy Infrastructure Services. Energy Marketing and Services markets and supplies natural gas and provides energy management services. Coal Mining mines and sells coal and generates synfuel tax credits relating to the production of coal-based synthetic fuels. Energy Infrastructure Services provides underground construction and repair, facilities locating, and energy performance contracting services. In addition, there are other businesses that invest in broadband communication services, energy-related opportunities and services, real estate, and leveraged leases, among other investments. These operations are collectively referred to as the Nonutility Group. Enterprises supports the Company’s regulated utilities pursuant to service contracts by providing natural gas supply services, coal, infrastructure services, and other services.

2.	Basis of Presentation

The interim consolidated condensed financial statements included in this report have been prepared by the Company, without audit, as provided in the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted as provided in such rules and regulations. The Company believes that the information in this report reflects all adjustments necessary to fairly state the results of the interim periods reported. These consolidated condensed financial statements and related notes should be read in conjunction with the Company’s audited annual consolidated financial statements for the year ended December 31, 2005, accepted by the SEC on February 17, 2006, on Form 10-K. Because of the seasonal nature of the Company’s utility operations, the results shown on a quarterly basis are not necessarily indicative of annual results. Certain amounts from the prior period reported in this Quarterly Report on Form 10-Q have been reclassified to conform to the 2006 financial statement presentation. These reclassifications had no impact on reported net income.

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

3.	Comprehensive Income

Comprehensive income consists of the following:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In millions)	2006	2005	2006	2005
Net income	$4.3	$13.4	$61.9	$69.5
Comprehensive (loss) income of
unconsolidated affiliates- net of tax	(11.9)	0.2	(7.3)	5.2
Cash flow hedges & other - net of tax	(0.2)	-	(3.3)	-
Total comprehensive income	$(7.8)	$13.6	$51.3	$74.7

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

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share assumes the conversion of stock options into common shares and the lifting of restrictions on issued restricted shares using the treasury stock method to the extent the effect would be dilutive. The following table sets forth the computation of basic and diluted earnings per share calculations for the three and six months ended June 30, 2006 and 2005:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In millions, except per share data)	2006	2005	2006	2005

Numerator:
Numerator for basic and diluted EPS - Net income	$4.3	$13.4	$61.9	$69.5

Denominator:
Denominator for basic EPS - Weighted average
common shares outstanding	75.7	75.6	75.7	75.6
Conversion of stock options and lifting of
restrictions on issued restricted stock	0.3	0.5	0.4	0.6
Denominator for diluted EPS - Adjusted weighted
average shares outstanding and assumed
conversions outstanding	76.0	76.1	76.1	76.2

Basic earnings per share	$0.06	$0.18	$0.82	$0.92
Diluted earnings per share	$0.06	$0.18	$0.81	$0.91

Options to purchase an additional 2,894 shares of the Company’s common stock were outstanding, but were excluded from the computation of diluted earnings per share, for all the periods presented. These options were excluded from the earnings per share computation because their effect would have been antidilutive. The exercise price for options excluded from the computations was $27.15.

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

Net Periodic Benefit Costs
A summary of the components of net periodic benefit cost follows:

	Three Months Ended June 30,
	Pension Benefits		Other Benefits
(In millions)	2006	2005	2006	2005
Service cost	$1.5	$1.4	$0.1	$0.3
Interest cost	3.5	3.5	0.9	1.3
Expected return on plan assets	(3.4)	(3.3)	(0.1)	(0.1)
Amortization of prior service cost	0.5	0.4	(0.2)	-
Amortization of transitional obligation	-	-	0.3	0.7
Amortization of actuarial loss (gain)	0.6	0.4	-	(0.1)
Net periodic benefit cost	$2.7	$2.4	$1.0	$2.1

	Six Months Ended June 30,
	Pension Benefits		Other Benefits
(In millions)	2006	2005	2006	2005
Service cost	$3.0	$2.8	$0.3	$0.6
Interest cost	7.1	6.9	1.9	2.6
Expected return on plan assets	(6.8)	(6.6)	(0.3)	(0.3)
Amortization of prior service cost	0.9	0.8	(0.4)	-
Amortization of transitional obligation	-	-	0.6	1.4
Amortization of actuarial loss (gain)	1.2	0.9	-	(0.1)
Net periodic benefit cost	$5.4	$4.8	$2.1	$4.2

Employer Contributions to Qualified Pension Plans
Currently, the Company expects to contribute approximately $5.2 million to its pension plan trusts for 2006. Through June 30, 2006, approximately $3.2 million has been contributed to its pension plan trusts.

6.	Miller Pipeline Corporation Acquisition

In July 2006, the Company agreed to purchase from Duke Energy Corporation (Duke) its ownership in Miller Pipeline Corporation (Miller), effective July 1, 2006. Prior to this transaction, Miller was 100% owned by Reliant Services, LLC (Reliant). Reliant is a 50% strategic alliance between Vectren and Duke, formerly Cinergy Corporation, formed in 1998. Miller, originally founded in 1953, performs natural gas and water distribution, transmission, and construction repair and rehabilitation primarily in the Midwest and the repair and rehabilitation of gas, water, and waste water facilities nationwide.  In addition, Vectren and Duke have announced that Reliant is exiting the meter reading business.

7.	Transactions with ProLiance Energy, LLC

ProLiance Energy, LLC (ProLiance), a nonutility energy marketing affiliate of Vectren and Citizens Gas and Coke Utility (Citizens Gas), provides services to a broad range of municipalities, utilities, industrial operations, schools, and healthcare institutions located throughout the Midwest and Southeast United States. ProLiance’s primary customers include Vectren’s utilities and nonutility gas supply operations as well as Citizens Gas. ProLiance’s businesses include gas marketing, gas portfolio optimization, and other portfolio and energy management services. Consistent with its ownership percentage, Vectren is allocated 61% of ProLiance’s profits and losses; however, governance and voting rights remain at 50% for each member; and therefore, the Company accounts for its investment in ProLiance using the equity method of accounting.

Transactions with ProLiance
The Company, including its retail gas supply operations, contracted for approximately 77% of its natural gas purchases through ProLiance during the six months ended June 30, 2006. In the period ended June 30, 2005, the Company, including its retail gas supply operations, contracted for all of its natural gas purchases through ProLiance. Purchases from ProLiance for resale and for injections into storage for the three months ended June 30, 2006 and 2005, totaled $152.4 million and $218.7 million, respectively, and for the six months ended June 30, 2006 and 2005, totaled $443.3 million and $472.1 million, respectively. Amounts owed to ProLiance at June 30, 2006, and December 31, 2005, for those purchases were $40.8 million and $159.1 million, respectively, and are included in Accounts payable to affiliated companies. Amounts charged by ProLiance for gas supply services are established by supply agreements with each utility.

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

Summarized Financial Information
ProLiance is considered a significant subsidiary for the purposes of Regulation S-X, paragraph 3.09 as promulgated by the SEC. Summarized financial information is presented below:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(in millions)	2006	2005	2006	2005
Summarized Statement of Income information:
Revenues	$498.3	$600.7	$1,474.1	$1,410.2
Margin	12.4	11.4	55.7	37.3
Operating income	5.1	5.2	38.9	23.0
Net income	5.7	5.8	39.1	23.6

	As of June 30,	As of December 31,
(In millions)	2006	2005
Summarized balance sheet information:
Current assets	$380.9	$870.2
Noncurrent assets	61.7	50.7
Current liabilities	251.4	698.2
Noncurrent liabilities	5.3	3.3
Equity	185.9	219.4

Vectren’s share of ProLiance’s earnings, after income taxes and allocated interest expense, was $1.2 million and $2.0 million for the three months ended June 30, 2006 and 2005, respectively and was $12.5 million and $8.5 million for the six months ended June 30, 2006 and 2005, respectively.

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

In early 2005, a jury trial commenced and on February 10, 2005, the jury returned a verdict largely in favor of Huntsville Utilities and awarded Huntsville Utilities compensatory damages of $8.2 million and punitive damages of $25.0 million. The jury rejected Huntsville Utilities’ claim of conversion. The jury also rejected a counter claim by ProLiance for payment of amounts due from Huntsville Utilities. Following that verdict, there were a number of issues presented to the judge for resolution. Huntsville made a claim under federal law that it was entitled to have the compensatory damage award trebled. The judge rejected that request. ProLiance made a claim against Huntsville for unjust enrichment, which was also rejected by the judge. The judge also determined that attorneys’ fees and prejudgment interest are owed by ProLiance to Huntsville Utilities. The verdict, as affected by the judge’s subsequent rulings, totals $38.9 million, and ProLiance has posted an appeal bond for that estimated amount. ProLiance’s management believed there were reasonable grounds for appeal that offer a basis for reversal of the entire verdict, and initiated the appeal process on July 26, 2005. The appeal was fully briefed on April 27, 2006, and is scheduled to be heard before the 11th Circuit Court of Appeals in Atlanta, Georgia on October 4, 2006. At the earliest, the case will be decided late in 2006.

While it is reasonably possible that a liability has been incurred by ProLiance, it is not possible to predict the ultimate outcome of an appeal of the verdict. ProLiance recorded a reserve of $3.9 million as of December 31, 2004, reflective of their assessment of the lower end of the range of potential exposure on certain issues identified in the case and inclusive of estimated ongoing litigation costs. As of June 30, 2006, the reserve is $3.3 million, which reflects the payment of some legal fees. Amounts due from Huntsville Utilities were fully reserved by ProLiance in 2003.

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

The Internal Revenue Code provides for manufacturers, such as Pace Carbon, to receive a tax credit for every ton of synthetic fuel sold. To qualify for the credits, the synthetic fuel must meet three primary conditions: 1) there must be a significant chemical change in the coal feedstock, 2) the product must be sold to an unrelated person, and 3) the production facility must have been placed in service before July 1, 1998. The Internal Revenue Service has issued private letter rulings, which concluded that the synthetic fuel produced at the Pace Carbon facilities should qualify for tax credits. The IRS has completed tax audits of Pace Carbon for the years 1998 through 2001 without challenging tax credit calculations.

Synfuel tax credits are only available when the price of oil is less than a base price specified by the Internal Revenue Code, as adjusted for inflation. An average NYMEX price of approximately $61 per barrel for the 2006 year could begin to limit synfuel tax credits, with a total phase out occurring at approximately $76 per barrel. The current forward curve for oil prices indicates that a significant phase out in 2006 is likely, absent federal legislative intervention which may favorably impact the reference price for 2006.

On July 18, 2006, the Company opted out of its current participation in the production of synthetic fuel due to the high price of oil and the uncertainty of federal legislation that would favorably impact the reference price of oil governing the phase out of synfuel tax credits. Based on the lack of legislative action during the current congressional session, a significant phase out in 2006 of the synfuels tax credits is likely.

Accordingly, the Company has estimated a 65 percent phase out of the credits generated to date in 2006 based on current oil prices and other factors, and has recorded a reserve of $4.4 million, after considering insurance proceeds, against those credits generated year to date in 2006 in Income tax expense, of which $2.1 million was recorded during the three months ended June 30, 2006. In addition, and consistent with the Company’s decision to cease its participation in synfuel production activities, the Company has recorded a charge to impair its $2.9 million investment in Pace Carbon. Further, the Company is obligated to fund the partnership on an installment basis for working capital and as tax credits are earned. Based on the current estimate of the expected phase out of the tax credits, the Company has estimated the remaining funding obligation and other costs to be $6.6 million and has recorded that amount and the impairment charge related to its investment, all totaling $9.5 million, or $5.7 million after tax, in the second quarter of 2006.

Following is additional information related to synfuels-related results included in the Consolidated Condensed Statement of Income.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(in millions)	2006	2005	2006	2005
Vectren Fuels synfuel processing fees	$0.2	$0.7	$0.2	$1.7
Pace Carbon equity method losses	(6.1)	(3.9)	(12.0)	(7.2)
Impairment charge & other costs	(9.5)	-	(9.5)	-
Interest Expense	(0.6)	(0.3)	(1.2)	(0.7)
Other expenses	(1.0)	(0.7)	(1.4)	(1.5)
Losses Before Income Taxes	(17.0)	(4.2)	(23.9)	(7.7)
Income Taxes
Synfuel tax credits	7.2	5.9	14.3	11.1
Phase out reserve	(2.1)	-	(4.4)	-
Benefit associated with pre-tax losses	6.9	1.7	9.7	3.1

Net Earnings (Losses) from Synfuel Operations	$(5.0)	$3.4	$(4.3)	$6.5

9.	Utilicom-Related Investments

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

In 2004, the Company determined to make no further investments in broadband strategies and recorded a $6.0 million charge to write its Utilicom-related investments down to an estimated fair value. The Company’s Utilicom-related investments total $45.6 million at June 30, 2006. Certain events such as disposal of the investment by the majority owner or other market events could impact the recoverability of the Company’s investment.

10.	Commitments & Contingencies

Legal Proceedings
The Company is party to various legal proceedings arising in the normal course of business. In the opinion of management, other than those issues discussed elsewhere herein, there are no legal proceedings pending against the Company that are likely to have a material adverse effect on its financial position, results of operations or cash flows.

Guarantees & Product Warranties
Vectren Corporation issues guarantees to third parties on behalf of its unconsolidated affiliates. Such guarantees allow those affiliates to execute transactions on more favorable terms than the affiliate could obtain without such a guarantee. Guarantees may include posted letters of credit, leasing guarantees, and performance guarantees. As of June 30, 2006, guarantees issued and outstanding on behalf of unconsolidated affiliates approximated $4 million. The Company has accrued no liabilities for these guarantees as they were issued on behalf of a related party.

In 2006, the Company issued a guarantee with an approximate $5 million maximum risk related to the residual value of an operating lease that expires in 2011. As of June 30, 2006, Vectren Corporation has a $0.1 million liability representing inception date fair value of the guarantee. Liabilities accrued for, and activity related to, product warranties are not significant.

11.	Environmental Matters

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

In February 2006, the IURC approved a multi-emission compliance plan filed by the Company’s utility subsidiary, SIGECO. Once the plan is implemented, SIGECO’s coal-fired plants will be 100% scrubbed for SO2, 90% scrubbed for NOx, and mercury emissions will be reduced to meet the new mercury reduction standards. The order, as previously agreed to by the OUCC and Citizens Action Coalition, allows SIGECO to recover an approximate 8% return on up to $110 million in capital investments through a rider mechanism which is updated every six months for actual costs incurred. The Company will also recover through a rider its operating expenses, including depreciation, once the equipment is placed into service. The order also stipulates that SIGECO study renewable energy alternatives and include a carbon forecast in future filings with regard to new generation and further environmental compliance plans, among other initiatives. As of June 30, 2006, the Company has made capital investments of approximately $15.3 million related to this initiative.

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

12.	Rate & Regulatory Matters

Indiana and Ohio Lost Margin Recovery/Conservation Filings
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

On May 5, 2006, the Company and the OUCC filed a settlement with the IURC that provides for a 5 year energy efficiency program to be implemented at both Indiana Gas and SIGECO. Further, as part of the settlement, Indiana Gas will recover 85% of all lost margin since its last rate case. Recovery of lost margin at SIGECO will not commence until approval of new base rates in its next general rate case. A hearing before the IURC on the settlement occurred on July 18, 2006, post-hearing filings will be completed in August 2006 and an order is anticipated during the fourth quarter.

Similarly, on November 28, 2005, Vectren Energy Delivery of Ohio filed with the PUCO for approval of a conservation program and a conservation adjustment rider that would accomplish the same objectives, including lost margin recovery.  On April 10, 2006, Vectren Energy Delivery of Ohio filed with the PUCO, a settlement agreement between the OCC, the Ohio Partners for Affordable Energy, and the Company that provides for at least two years of comprehensive energy efficiency programs for Ohio customers. A hearing has been conducted and an order by the PUCO is expected in the third quarter.

If the agreements are approved, these efficiency programs should be available to customers before the 2006 winter heating season.

Gas Cost Recovery (GCR) Audit Proceedings
On June 14, 2005, the PUCO issued an order disallowing the recovery of approximately $9.6 million of gas costs relating to the two year audit period ended November 2002. That audit period provided the PUCO staff its initial review of the portfolio administration arrangement between VEDO and ProLiance. The disallowance includes approximately $1.3 million relating to pipeline refunds and penalties and approximately $4.5 million of costs for winter delivery services purchased by VEDO to ensure reliability over the two year period. The PUCO also held that ProLiance should have credited to VEDO an additional $3.8 million more than credits actually received for the right to use VEDO’s gas transportation capacity periodically during the periods when it was not required for serving VEDO’s customers. The PUCO also directed VEDO to either submit its receipt of portfolio administration services to a request for proposal process or to in-source those functions. During 2003, the Company recorded a reserve of $1.1 million for this matter. An additional pretax charge of $4.2 million was recorded in Cost of Gas Sold in 2005, of which $3.0 million was recorded in June 2005. The reserve reflects management’s assessment of the impact of the PUCO decisions, an estimate of any current impact that decision may have on subsequent audit periods, and an estimate of a sharing in any final disallowance by Vectren’s partner in ProLiance.

VEDO filed its request for rehearing on July 14, 2005, and on August 10, 2005, the PUCO granted rehearing to further consider the $3.8 million portfolio administration issue and all interest on the findings, but denied rehearing on all other aspects of the case. On October 7, 2005, the Company filed an appeal with the Ohio Supreme Court requesting that the $4.5 million disallowance related to the winter delivery service issue be reversed. On December 21, 2005, the PUCO granted in part VEDO’s rehearing request, and reduced the $3.8 million disallowance related to portfolio administration to $1.98 million. The Company has filed an appeal on that decision as well. However, as part of the Ohio lost margin/conservation settlement agreement awaiting a PUCO decision, the Company has proposed to use the $1.98 million disallowance as a funding source for Ohio conservation programs. If the settlement is approved, the appeal of the $1.98 million disallowance amount would be withdrawn. Briefings of all matters were completed by July 31, 2006.

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

13.	Share Based Compensation and Adoption of SFAS 123R

The Company has various share-based compensation programs to encourage executives, key non-officer employees, and non-employee directors to remain with the Company and to more closely align their interests with those of the Company’s shareholders. Under these programs, the Company issues stock options and non-vested shares (herein referred to as restricted stock). All share-based compensation programs are shareholder approved. In addition, the Company maintains a deferred compensation plan for executives and non-employee directors where participants have the option to invest earned compensation and vested restricted stock in phantom stock units. Certain option and share awards provide for accelerated vesting if there is a change in control or upon the participant’s retirement.

On January 1, 2006, the Company adopted SFAS 123R “Share Based Compensation” (SFAS 123R) using the modified prospective method. Accordingly, information prior to the adoption has not been restated. Prior to the adoption of SFAS 123R, the Company accounted for these programs using APB Opinion 25, “Accounting for Stock Issued to Employees” (APB 25), and its related interpretations. From the Company’s perspective, the primary cost recognition difference between SFAS 123R and APB 25 is that costs related to stock options were not recognized in the financial statements in those years prior to SFAS 123R’s adoption.

Following is a reconciliation of the total cost associated with share-based awards recognized in the Company’s financial statements to its after tax effect on net income:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(in millions)	2006	2005	2006	2005
Total cost of share-based compensation	$0.2	$1.0	$0.7	$2.5
Less capitalized cost	-	0.2	0.3	0.4
Total in other operating expense	0.2	0.8	0.4	2.1
Less income tax benefit in earnings	0.1	0.3	0.2	0.9
After tax effect of share-based compensation	$0.1	$0.5	$0.2	$1.2

Following is the effect on net income and earnings per share as if the fair value based method prescribed in SFAS 123 had been applied to all of the Company’s share-based compensation plans:

	Three Months	Six Months
	Ended	Ended
(In millions, except per share amounts)	June 30, 2005	June 30, 2005
Net Income:
As reported	$13.4	$69.5
Add: Share-based employee compensation included
in reported net income - net of tax	0.5	1.2
Deduct: Total share-based employee compensation
expense determined under fair value based
method for all awards - net of tax	0.7	1.7
Pro forma net income	$13.2	$69.0

Basic Earnings Per Share:
As reported	$0.18	$0.92
Pro forma	0.17	0.91

Diluted Earnings Per Share:
As reported	$0.18	$0.91
Pro forma	0.17	0.91

Restricted Stock Related Matters
The Company periodically grants executives and other key non-officer employees restricted stock whose vesting is contingent upon meeting a total return and/or return on equity performance objectives.  In addition non-employee directors receive a portion of their fees in restricted stock. Grants to executives and key non-officer employees generally vest at the end of a four year period, with performance measured at the end of the third year. Based on that performance, awards could double or could be entirely forfeited. Awards to non-employee directors are not performance based and generally vest over one year. Because executives and non-employee directors have the choice of settling vested restricted stock awards in shares or deferring their receipt into a deferred compensation plan (where the value is eventually withdrawn in cash), these awards are accounted for as liability awards at their settlement date fair value. Upon adoption of SFAS 123R, the Company reclassified the earned value of these awards, which totaled $4.1 million on January 1, 2006, from equity to other long-term liabilities. Awards to key non-officer employees must be settled in shares and are therefore accounted for in equity at their grant date fair value.

A summary of the status of the Company’s restricted stock awards separated between those accounted for as liabilities and equity as of June 30, 2006, and changes during the six months ended June 30, 2006, is presented below:

	Equity Awards		Liability Awards
		Wtd. Avg.
		Grant Date		Wtd. Avg.
	Shares	Fair value	Shares	Fair value
Restricted at January 1, 2006	17,369	$ 26.42	336,216	$ 27.16
Granted	10,690	26.60	185,027	27.54
Vested	-	-	13,500	26.60
Forfeited	350	29.00	-	-
Restricted at June 30, 2006	27,709	$ 26.46	507,743	$ 27.25

As of June 30, 2006, there was $8.1 million of total unrecognized compensation cost related to restricted stock awards.  That cost is expected to be recognized over a weighted-average period of 2.4 years.

Stock Option Related Matters
Option awards are generally granted to executives with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards generally require 3 years of continuous service and have 10-year contractual terms. Share awards generally vest on a pro-rata basis over 3 years. No options have been granted through June 30, 2006, and the Company does not intend on issuing options during the remainder of 2006.

The fair value of option awards granted in prior years was estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted below.  Expected volatilities are based on historical volatility of the Company’s stock and other factors.  The Company uses historical data to estimate the expected term and forfeiture patterns of the options.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. For the six months ended June 30, 2005, the Company used these weighted average assumptions: expected volatility of 20.60%, a dividend yield of 4.3%, an expected option term of 8 years, and a risk-free rate of return of 4.19%. The weighted-average grant-date fair value of options granted during the six months ended June 30, 2005, was $4.35.

A summary of the status of the Company’s stock option awards as of June 30, 2006, and changes during the period ended June 30, 2006, is presented below.

		Weighted average		Aggregate
			Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
		Price	Term (years)	(In millions)
Outstanding at January 1, 2006	2,123,579	$23.18
Granted	-	-
Exercised	67,056	$19.71
Forfeited or expired	7,736	$21.99
Outstanding at June 30, 2006	2,048,787	$23.30	5.75	$8.1
Exercisable at June 30, 2006	1,784,905	$22.89	5.39	$7.8

The total intrinsic value of options exercised was $0.4 million during the six months ended June 30, 2006 and $0.8 million during the six months ended June 30, 2005. As of June 30, 2006, there was $0.2 million of total unrecognized compensation cost related to vesting stock options. That cost is expected to be recognized over a weighted-average period of 1.3 years. The actual tax benefit realized for tax deductions from option exercises was $0.1 million in 2006 and less than $0.1 million in 2005.

The Company periodically issues new shares and also from time to time will repurchase shares on the open market to satisfy share option exercises. During the six months ended June 30, 2006 and 2005, the Company received value upon exercise of stock options totaling approximately $1.2 million and $0.9 million, respectively. During those periods, the Company repurchased shares totaling $1.6 million in 2006 and $1.2 million in 2005. The Company does not expect future period repurchase activity to be materially different.

Deferred Compensation Plan Matters
As discussed above, the Company has nonqualified deferred compensation plans that include an option to invest in Company phantom stock. Of the activity related to investments in Vectren phantom stock associated with these plans, a benefit of $0.4 million and a cost of $0.6 million was recorded in earnings during the six months ended June 30, 2006 and 2005, respectively.

14.	Impact of Recently Issued Accounting Guidance

FIN 48
In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48) "Accounting for Uncertainty in Income Taxes" an interpretation of SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in an income tax return. FIN 48 also provides guidance related to reversal of tax positions, balance sheet classification, interest and penalties, interim period accounting, disclosure and transition. The interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact this interpretation will have on its financial statements.

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

The Corporate and Other Group is comprised of one operating segment as defined by SFAS 131 that includes unallocated corporate expenses such as institutional advertising and charitable contributions, among other activities, that benefit the Company’s other operating segments. Information related to the Company’s business segments is summarized below:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In millions)	2006	2005	2006	2005
Revenues
Utility Group
Gas Utility Services	$159.1	$186.0	$731.8	$702.7
Electric Utility Services	96.0	96.9	201.2	191.6
Other Operations	9.2	9.1	18.3	18.2
Eliminations	(8.7)	(9.0)	(17.4)	(17.9)
Total Utility Group	255.6	283.0	933.9	894.6
Nonutility Group	93.9	68.4	221.9	157.9
Corporate & Other	-	-	-	-
Eliminations	(32.0)	(25.2)	(63.8)	(49.1)
Consolidated Revenues	$317.5	$326.2	$1,092.0	$1,003.4

Profitability Measure
Utility Group: Regulated Operating Income
(Operating Income Less Applicable Income Taxes)
Gas Utility Services	$6.5	$5.7	$49.9	$50.8
Electric Utility Services	14.4	14.5	30.5	31.8
Total Regulated Operating Income	20.9	20.2	80.4	82.6
Regulated other income - net	1.0	0.3	0.9	0.2
Regulated interest expense & preferred dividends	(15.8)	(15.2)	(33.0)	(31.1)
Regulated Net Income	6.1	5.3	48.3	51.7
Other Operations Net Income	1.0	2.5	2.2	4.2
Utility Group Net Income	7.1	7.8	50.5	55.9
Nonutility Group Net Income	(2.8)	5.7	11.4	14.6
Corporate & Other Net Loss	-	(0.1)	-	(1.0)
Consolidated Net Income	$4.3	$13.4	$61.9	$69.5

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

The Company, through Vectren Enterprises, Inc. (Enterprises), is also involved in nonutility activities in three primary business areas: Energy Marketing and Services, Coal Mining and Energy Infrastructure Services. Energy Marketing and Services markets and supplies natural gas and provides energy management services. Coal Mining mines and sells coal and generates synfuel tax credits relating to the production of coal-based synthetic fuels. Energy Infrastructure Services provides underground construction and repair, facilities locating, and energy performance contracting services. In addition, there are other businesses that invest in broadband communication services, energy-related opportunities and services, real estate, and leveraged leases, among other investments. These operations are collectively referred to as the Nonutility Group. Enterprises supports the Company’s regulated utilities pursuant to service contracts by providing natural gas supply services, coal, infrastructure services, and other services.

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

Executive Summary of Consolidated Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In millions, except per share data)	2006	2005	2006	2005
Net income	$4.3	$13.4	$61.9	$69.5
Attributed to:
Utility Group	$7.1	$7.8	$50.5	$55.9
Nonutility Group	(2.8)	5.7	11.4	14.6
Corporate & other	-	(0.1)	-	(1.0)

Basic earnings per share	$0.06	$0.18	$0.82	$0.92
Attributed to:
Utility Group	$0.09	$0.10	$0.67	$0.74
Nonutility Group	(0.03)	0.08	0.15	0.19
Corporate & other	-	-	-	(0.01)

Results

For the three months ended June 30, 2006, net income was $4.3 million, or $0.06 per share, compared to $13.4 million, or $0.18 per share for the three months ended June 30, 2005. Before Synfuels-related results, earnings for the quarter were $0.12 per share compared to $0.13 in the prior year. For the six months ended June 30, 2006, reported earnings were $61.9 million, or $0.82 per share, compared to $69.5 million, or $0.92 per share, for the same period in 2005. Losses recognized from Synfuels-related activities were $0.06 per share, compared to earnings of $0.09 per share over the same period last year. Before Synfuels-related results, year to date earnings were $0.87 per share compared to $0.83 in the prior year.

Utility Group earnings were $7.1 million for the quarter compared to $7.8 million in the prior year quarter and $50.5 million for the six months ended June 30, 2006, compared to $55.9 million in 2005. The $0.7 million quarter over quarter decrease, as well as the year over year $5.4 million decrease, is primarily a result of a decline in customer usage, due largely to price sensitivity. Higher depreciation and interest costs largely offset margin increases associated with higher gas base rate revenues, a 2005 second quarter Ohio gas cost disallowance, and higher electric revenues associated with recovery of pollution control investments. Both quarterly and year to date results also reflect lower wholesale power marketing margins compared to the prior year period due largely to mark-to-market gains recognized in 2005. Warmer than normal weather, net of the normal temperature adjustment (NTA) mechanism implemented in the Company’s Indiana natural gas service territories in the fourth quarter of 2005, had a minimal impact compared to the prior year periods. Year to date, management estimates the effect of weather on all utilities, net of the NTA’s impact, was unfavorable $3.0 million after tax, or $0.04 per share, in 2006 and unfavorable $3.6 million after tax, or $0.05 per share, in 2005.

For the six months ended June 30, 2006, Nonutility Group earnings were $11.4 million compared to $14.6 million in 2005.  Nonutility earnings, excluding Synfuels-related results, were $15.7 million for the six months ended June 30, 2006, compared to $8.1 million in the prior year. Of the $7.6 million increase, the Company’s primary nonutility business groups, Energy Marketing and Services, Coal Mining Operations, and Energy Infrastructure Services, contributed $6.7 million. The earnings increase is primarily driven by results from Energy Marketing and Services companies, which include ProLiance Energy, LLC and Vectren Source. They contributed additional earnings of $4.0 million and $1.4 million respectively. Energy Infrastructure Services’ lowered its seasonal loss by $1.5 million in the current year. Coal Mining Operations are generally flat year over year. Quarterly results, excluding Synfuels-related results, are flat compared to the prior year. Increases in Energy Infrastructure Services were offset by lower Mining Operations and Energy Marketing and Services results.

Finally, and separate from the ongoing operations, year to date Synfuels-related losses of $4.3 million reflect the impairment of the investment, the estimated year to date required funding of the partnership and other costs resulting from Vectren’s decision to opt out of the production of synthetic fuels. In 2005, earnings from Synfuels-related activities were $6.5 million. Quarterly Synfuels-related losses are $5.0 million in 2006 compared to earnings of $3.4 million in 2005.

Reduced Corporate and Other expenses reflect lower contributions to the Vectren Foundation.

Dividends

Dividends declared for the three months ended June 30, 2006, were $0.305 per share compared to $0.295 per share for the same period in 2005. Dividends declared for the six months ended June 30, 2006, were $0.610 per share compared to $0.590 per share for the same period in 2005.

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

Results of Operations of the Utility Group

Utility operations are comprised of Vectren Utility Holdings, Inc.’s operations, which consist of the Company’s regulated operations and other operations that provide information technology and other support services to those regulated operations. The Company segregates its regulated operations into a Gas Utility Services operating segment and an Electric Utility Services operating segment. The Gas Utility Services segment provides natural gas distribution and transportation services to nearly two-thirds of Indiana and to west central Ohio. The Electric Utility Services segment provides electric distribution services primarily to southwestern Indiana, and includes the Company’s power generating and marketing operations. In total, these regulated operations supply natural gas and/or electricity to more than one million customers. Utility operating results before certain intersegment eliminations and reclassifications for the three and six months ended June 30, 2006 and 2005, follow:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In millions, except per share amounts)	2006	2005	2006	2005
OPERATING REVENUES
Gas revenues	$159.1	$186.0	$731.8	$702.7
Electric revenues	96.0	96.9	201.2	191.6
Other revenues	0.5	0.1	0.9	0.3
Total operating revenues	255.6	283.0	933.9	894.6
OPERATING EXPENSES
Cost of gas	88.5	116.3	517.5	487.2
Cost of fuel & purchased power	30.9	33.0	69.0	62.2
Other operating	59.6	59.2	121.2	120.8
Depreciation & amortization	37.7	34.5	74.8	67.9
Taxes other than income taxes	11.6	11.7	34.4	33.5
Total operating expenses	228.3	254.7	816.9	771.6
OPERATING INCOME	27.3	28.3	117.0	123.0

OTHER INCOME - NET	1.9	1.1	2.8	3.3

INTEREST EXPENSE	18.2	16.4	38.2	33.3
INCOME BEFORE INCOME TAXES	11.0	13.0	81.6	93.0
INCOME TAXES	3.9	5.2	31.1	37.1
NET INCOME	$7.1	$7.8	$50.5	$55.9

CONTRIBUTION TO VECTREN BASIC EPS	$0.09	$0.10	$0.67	$0.74
Significant Fluctuations

Utility Group Margin

Throughout this discussion, the terms Gas Utility margin and Electric Utility margin are used. Gas Utility margin is calculated as Gas utility revenues less the Cost of gas. Electric Utility margin is calculated as Electric utility revenues less the Cost of fuel & purchased power. These measures exclude Other operating expenses, Depreciation and amortization, and Taxes other than income taxes, which are included in the calculation of operating income. The Company believes Gas Utility and Electric Utility margins are better indicators of relative contribution than revenues since gas prices and fuel costs can be volatile and are generally collected on a dollar-for-dollar basis from customers.

Margin generated from the sale of natural gas and electricity to residential and commercial customers is seasonal and impacted by weather patterns in the Company’s service territories. The weather impact in the Company’s Indiana gas utility service territories is mitigated somewhat by a normal temperature adjustment mechanism, which was implemented in the fourth quarter of 2005. Margin generated from sales to large customers (generally industrial, other contract, and firm wholesale customers) is primarily impacted by overall economic conditions. Margin is also impacted by the collection of state mandated taxes, which fluctuate with gas costs, as well as other tracked expenses and is also impacted by some level of price sensitivity in volumes sold or delivered. Electric generating asset optimization activities are primarily affected by market conditions, the level of excess generating capacity, and electric transmission availability. Following is a discussion and analysis of margin generated from regulated utility operations.

Gas Utility Margin (Gas Utility Revenues less Cost of Gas Sold)
Gas Utility margin and throughput by customer type follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In millions)	2006	2005	2006	2005
Gas utility revenues	$159.1	$186.0	$731.8	$702.7
Cost of gas sold	88.5	116.3	517.5	487.2
Total gas utility margin	$70.6	$69.7	$214.3	$215.5
Margin attributed to:
Residential & Commercial	$57.0	$57.9	$181.7	$185.6
Industrial	9.8	9.7	24.7	25.3
Other	3.8	2.1	7.9	4.6
Sold & transported volumes in MMDth attributed to:
To residential & commercial customers	11.4	13.5	56.7	68.5
To industrial customers	18.0	19.2	43.5	46.0
Total sold & transported volumes	29.4	32.7	100.2	114.5

Even though warm weather and price sensitivity negatively impacted usage and tracked expenses recovered dollar for dollar in margin have decreased, gas utility margins are generally flat compared to the prior year periods. During the three and six months ended June 30, 2006, margin decreases were offset by base rate increases implemented in the Company’s Ohio service territory, a $3.0 million disallowance of Ohio gas costs reflected in the second quarter of 2005, and the effects of the NTA. With the current outlook for continued high gas commodity prices, management expects continued usage decline throughout 2006. If the conservation-oriented rate mechanisms discussed below are approved in Indiana and Ohio, the impact on margin of additional usage decline will be mitigated. The average cost per dekatherm of gas purchased for the six months ended June 30, 2006, was $9.35 compared to $7.41 in 2005, an increase of 26 percent.

For the three and six months ended June 30, 2006 compared to 2005, incremental revenues associated with gas base rate increases increased margin approximately $0.7 million and $4.2 million, respectively. For the six months ended June 30, 2006, it is estimated that weather 17 percent warmer than normal and 10 percent warmer than prior year would have decreased margins $8.2 million compared to the prior year, had the NTA not been in effect. Weather, net of the NTA, increased margins $1.2 million quarter over quarter and increased margins $1.6 million year over year. Further, for the three and six months ended June 30, 2006, margin associated with tracked expenses and revenue taxes decreased $0.9 million and $1.9 million, respectively.

Electric Utility Margin (Electric Utility Revenues less Fuel Cost of Fuel & Purchased Power)
Electric Utility margin by revenue type follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In millions)	2006	2005	2006	2005
Electric utility revenues	$96.0	$96.9	$201.2	$191.6
Cost of fuel & purchased power	30.9	33.0	69.0	62.2
Total electric utility margin	$65.1	$63.9	$132.2	$129.4
Residential & commercial	$38.4	$39.7	$76.3	$76.8
Industrial	17.9	16.3	34.5	31.6
Municipalities & other	6.8	5.1	12.3	9.2
Subtotal: retail & firm wholesale	$63.1	$61.1	$123.1	$117.6
Asset optimization	$2.0	$2.8	$9.1	$11.8
Electric volumes sold in GWh attributed to:
Residential & commercial customers	648.4	665.5	1,305.4	1,331.4
Industrial customers	671.3	651.1	1,309.2	1,270.0
Municipalities & other	161.3	173.7	311.8	328.1
Total retail & firm wholesale volumes sold	1,481.0	1,490.3	2,926.4	2,929.5

Retail & Firm Wholesale Margin
Electric retail and firm wholesale utility margins were $63.1 million and $123.1 million for the three and six months ended June 30, 2006. This represents an increase over the prior year periods of $2.0 million and $5.5 million, respectively. The recovery of pollution control related investments and associated operating expenses and related depreciation increased margins $1.4 million quarter over quarter and $4.0 million year over year. Large customer margin, driven primarily by higher volumes, increased an additional $1.4 million in the quarter and $1.9 million year to date compared to the prior year periods. These increases were partially offset by mild weather and other factors. The estimated decrease in margin due to weather was $0.3 million and $0.5 million for the three and six month periods, respectively, compared to the prior year.

Margin from Asset Optimization Activities
Periodically, generation capacity is in excess of that needed to serve native load and firm wholesale customers. The Company markets and sells this unutilized generating and transmission capacity to optimize the return on its owned assets. On an annual basis, a majority of the margin generated from these activities is associated with wholesale off-system sales, and beginning in April 2005, substantially all off-system sales occur into the MISO day-ahead market. Following is a reconciliation of asset optimization activity.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In millions)	2006	2005	2006	2005
Beginning of Period Net Balance Sheet Position	$1.2	$2.4	$1.3	$(0.6)
Statement of Income Activity
Net mark-to-market gains/(losses)	(0.6)	0.3	(1.2)	2.8
Other unrealized losses	(0.5)	-	(0.1)	-
Net realized gains	3.1	2.5	10.4	9.0
Net activity in electric utility margin	2.0	2.8	9.1	11.8
Net cash received & other adjustments	(1.1)	(2.0)	(8.3)	(8.0)
End of Period Net Balance Sheet Position	$2.1	$3.2	$2.1	$3.2

For the three and six month periods ended June 30 2006, net asset optimization margins were $2.0 million and $9.1 million, which represents a decrease of $0.8 million and $2.7 million, as compared to 2005. The decrease was due primarily to prior year mark-to-market gains which were partially offset by increased margin from non-firm wholesale volumes sold off-system. Year to date off-system sales totaled 648.3 GWh in 2006, compared to 548.0 GWh in 2005.

Utility Group Operating Expenses

Other Operating
Other operating expenses for both the three and six months ended June 30, 2006, increased only $0.4 million compared to 2005. Though largely offset by other cost decreases, for the three and six months ended June 30, 2006, bad debt expense in the Company’s Indiana service territories increased $1.5 million and $2.4 million, respectively, due in part to higher gas costs.

Depreciation & Amortization
Depreciation expense increased $3.2 million and $6.9 million for the three and six month periods ended June 30, 2006, as compared to 2005. In addition to depreciation on additions to plant in service, incremental depreciation expense associated with environmental compliance equipment placed into service in 2005 of $1.0 million for the quarter and $2.4 million for the year to date period also contributed to the increase.

Utility Group Interest Expense

For the three and six months ended June 30, 2006, interest expense increased $1.8 million and $4.9 million, respectively, compared to the prior year periods. The increases are primarily driven by rising interest rates and also include the impact of permanent financing transactions completed in the fourth quarter of 2005 in which $150 million in debt-related proceeds were received and used to retire short-term borrowings and other long-term debt.

Utility Group Income Taxes

For the three and six months ended June 30, 2006, federal and state income taxes decreased $1.3 million and $6.0 million, respectively, compared to the prior year periods. The decreases are primarily due to lower pre-tax income as compared to the prior year. Year to date results also reflect the impact of an Indiana tax law change that resulted in the recalculation of certain state deferred income tax liabilities.

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

In February 2006, the IURC approved a multi-emission compliance plan filed by the Company’s utility subsidiary, SIGECO. Once the plan is implemented, SIGECO’s coal-fired plants will be 100% scrubbed for SO2, 90% scrubbed for NOx, and mercury emissions will be reduced to meet the new mercury reduction standards. The order, as previously agreed to by the OUCC and Citizens Action Coalition, allows SIGECO to recover an approximate 8% return on up to $110 million in capital investments through a rider mechanism which is updated every six months for actual costs incurred. The Company will also recover through a rider its operating expenses, including depreciation, once the equipment is placed into service. The order also stipulates that SIGECO study renewable energy alternatives and include a carbon forecast in future filings with regard to new generation and further environmental compliance plans, among other initiatives. As of June 30, 2006, the Company has made capital investments of approximately $15.3 million related to this initiative.

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

Rate & Regulatory Matters

Indiana and Ohio Lost Margin Recovery/Conservation Filings

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

On May 5, 2006, the Company and the OUCC filed a settlement with the IURC that provides for a 5 year energy efficiency program to be implemented at both Indiana Gas and SIGECO. Further, as part of the Settlement, Indiana Gas will recover 85% of all lost margin since its last rate case. Recovery of lost margin at SIGECO will not commence until approval of new base rates in its next general rate case. A hearing before the IURC on the settlement occurred on July 18, 2006, post-hearing filings will be completed in August 2006 and an order is anticipated during the fourth quarter.

Similarly, on November 28, 2005, Vectren Energy Delivery of Ohio filed with the PUCO for approval of a conservation program and a conservation adjustment rider that would accomplish the same objectives, including lost margin recovery.  On April 10, 2006, Vectren Energy Delivery of Ohio filed with the PUCO, a settlement agreement between the OCC, the Ohio Partners for Affordable Energy, and the Company that provides for at least two years of comprehensive energy efficiency programs for Ohio customers. A hearing has been conducted and an order by the PUCO is expected in the third quarter.

If the agreements are approved, these efficiency programs should be available to customers before the 2006 winter heating season.

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

VEDO filed its request for rehearing on July 14, 2005, and on August 10, 2005, the PUCO granted rehearing to further consider the $3.8 million portfolio administration issue and all interest on the findings, but denied rehearing on all other aspects of the case. On October 7, 2005, the Company filed an appeal with the Ohio Supreme Court requesting that the $4.5 million disallowance related to the winter delivery service issue be reversed. On December 21, 2005, the PUCO granted in part VEDO’s rehearing request, and reduced the $3.8 million disallowance related to portfolio administration to $1.98 million. The Company has filed an appeal on that decision as well. However, as part of the Ohio lost margin/conservation settlement agreement awaiting a PUCO decision, the Company has proposed to use the $1.98 million disallowance as a funding source for Ohio conservation programs. If the settlement is approved, the appeal of the $1.98 million disallowance amount would be withdrawn. Briefings of all matters were completed by July 31, 2006.

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

Results of Operations of the Nonutility Group

The Nonutility Group is comprised of three primary business areas: Energy Marketing and Services, Coal Mining, and Energy Infrastructure Services. Energy Marketing and Services markets natural gas and provides energy management services. Coal Mining mines and sells coal and generates IRS Code Section 45K (formerly Section 29) investment tax credits relating to the production of coal-based synthetic fuels. Energy Infrastructure Services provides underground construction and repair, facilities locating, meter reading services, and energy performance contracting services. In addition, there are other businesses that invest in broadband communication services, energy-related opportunities, real estate, and leveraged leases, among other activities. The Nonutility Group supports the Company’s regulated utilities pursuant to service contracts by providing natural gas supply services, coal, infrastructure services, and other services. Nonutility Group earnings for the three and six months ended June 30, 2006 and 2005 follow:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In millions, except per share amounts)	2006	2005	2006	2005
NET INCOME	$(2.8)	$5.7	$11.4	$14.6

CONTRIBUTION TO VECTREN BASIC EPS	$(0.03)	$0.08	$0.15	$0.19

NET INCOME (LOSS) ATTRIBUTED TO:
Energy Marketing & Services	$0.3	$1.0	$13.2	$8.1
Coal Mining	0.9	1.3	2.7	2.6
Energy Infrastructure	0.8	0.2	(0.4)	(1.9)
Synfuel-related results	(5.0)	3.4	(4.3)	6.5
Other Businesses	0.2	(0.2)	0.2	(0.7)

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

Vectren received regulatory approval on April 25, 2006, from the IURC for ProLiance to continue to provide natural gas supply services to the Company’s Indiana utilities through March 2011.

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

Net income generated by Energy Marketing and Services for the six months ended June 30, 2006, was $13.2 million compared to $8.1 million in 2005. The gas marketing operations, performed through ProLiance, provided the majority of the year to date earnings contribution, totaling $12.5 million year to date, an increase of $4.0 million compared to the prior year. The significant increase in earnings in 2006 compared to 2005 was made possible by storage transactions and continued volatility in the natural gas market. ProLiance’s quarterly earnings of $1.2 million are $0.8 million lower than the prior year primarily due to higher allocated interest costs. Energy Marketing and Services’ quarterly earnings of $0.3 million are $0.7 million lower than the prior year.

Vectren Source operations have also provided earnings growth. For the six months ended June 30, 2006, Vectren Source’s earnings totaled $1.7 million compared to earnings of $0.3 million in 2005. Through June 30, 2006, Vectren Source added approximately 33,000 customers compared to the prior year period. During the quarter, Vectren Source incurred a seasonal loss of $0.2 million in 2006 compared to a loss of $0.5 million in the prior year.

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

In early 2005, a jury trial commenced and on February 10, 2005, the jury returned a verdict largely in favor of Huntsville Utilities and awarded Huntsville Utilities compensatory damages of $8.2 million and punitive damages of $25.0 million. The jury rejected Huntsville Utilities’ claim of conversion. The jury also rejected a counter claim by ProLiance for payment of amounts due from Huntsville Utilities. Following that verdict, there were a number of issues presented to the judge for resolution. Huntsville made a claim under federal law that it was entitled to have the compensatory damage award trebled. The judge rejected that request. ProLiance made a claim against Huntsville for unjust enrichment, which was also rejected by the judge. The judge also determined that attorneys’ fees and prejudgment interest are owed by ProLiance to Huntsville Utilities. The verdict, as affected by the judge’s subsequent rulings, totals $38.9 million, and ProLiance has posted an appeal bond for that estimated amount. ProLiance’s management believed there were reasonable grounds for appeal that offer a basis for reversal of the entire verdict, and initiated the appeal process on July 26, 2005. The appeal was fully briefed on April 27, 2006, and is scheduled to be heard before the 11th Circuit Court of Appeals in Atlanta, Georgia on October 4, 2006. At the earliest, the case will be decided late in 2006.

While it is reasonably possible that a liability has been incurred by ProLiance, it is not possible to predict the ultimate outcome of an appeal of the verdict. ProLiance recorded a reserve of $3.9 million as of December 31, 2004, reflective of their assessment of the lower end of the range of potential exposure on certain issues identified in the case and inclusive of estimated ongoing litigation costs. As of June 30, 2006, the reserve is $3.3 million, which reflects the payment of some legal fees. Amounts due from Huntsville Utilities were fully reserved by ProLiance in 2003.

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

Mining Operations’ year to date earnings were $2.7 million in 2006 compared to $2.6 million in 2005. Despite higher revenue and tax benefits from depletion, the contribution from mining operations was flat year over year due to unfavorable geologic conditions and rising costs of commodities used in operations. During the second quarter, earnings were $0.4 million lower than the prior year due to reduced yield and high sulfur content of the coal mined.

New Mine Development Activities

In April 2006, Fuels secured the rights to open two new underground mines near Vincennes, Indiana. The first mine is expected to be fully operational by early 2009, with the second mine to open the following year. Reserves at the two mines are estimated at 80 million tons of recoverable number-five coal at 11,200 BTU (British thermal units) and 6-pound sulfur dioxide. Management estimates a $125 million investment to access the reserves. Once in production, the two new mines are expected to produce 5 million tons of coal per year.

Energy Infrastructure Services

Energy Infrastructure Services provides performance contracting operations through Energy Systems Group, LLC (ESG), and underground construction and repair to gas, water, and telecommunications companies through its investment in Reliant Services, LLC (Reliant) and Reliant’s 100 percent ownership in Miller Pipeline. Reliant is a 50 percent owned strategic alliance with an affiliate of Cinergy Corporation (now Duke Energy) and is accounted for using the equity method of accounting. ESG, a wholly owned subsidiary, provides energy performance contracting and facility upgrades through its design and installation of energy-efficient equipment throughout the Midwest and Southeast United States.

For the three months ended June 30, 2006, Infrastructure’s operations contributed earnings of $0.8 million, an increase of $0.6 million compared to the prior year due to the monetizing of backlog at ESG.  Earnings from ESG increased $1.3 million in 2006 due to increased revenues and construction projects. For the six months ended June 30, 2006, Infrastructure’s operations have operated at a loss of $0.4 million compared to a loss of $1.9 million in 2005. The lower seasonal loss reflects a contribution from ESG which is $1.6 million higher than the prior year and a contribution from Reliant which is $0.1 million higher than the prior year.  Reliant's earnings reflect increased results from Miller, Reliant's gas construction operations, offset by lower meter reading and locating results.

Miller Pipeline Corporation Acquisition

In July 2006, the Company agreed to purchase from Duke Energy Corporation (Duke) its ownership in Miller Pipeline Corporation (Miller), effective July 1, 2006. Prior to this transaction, Miller was 100% owned by Reliant Services, LLC (Reliant). Reliant is a 50% strategic alliance between Vectren and Duke, formerly Cinergy Corporation, formed in 1998. Miller, originally founded in 1953, performs natural gas and water distribution, transmission, and construction repair and rehabilitation primarily in the Midwest and the repair and rehabilitation of gas, water, and waste water facilities nationwide.  In addition, Vectren and Duke have announced that Reliant is exiting the meter reading business and the remainder of the Reliant operations are under evaluation.

Other Businesses

The Other Businesses Group includes a variety of operations and investments including investments in Broadband and the Haddington Energy Partnerships (Haddington). Broadband invests in communication services, such as cable television, high-speed internet, and advanced local and long distance phone services. The earnings contribution from Other Businesses increased $0.4 million during the quarter and $0.9 million year to date primarily as a result of lower allocated interest expense.

Utilicom Investments

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

In 2004, the Company determined to make no further investments in broadband strategies and recorded a $6.0 million charge to write its Utilicom-related investments down to an estimated fair value. The Company’s Utilicom-related investments total $45.6 million at June 30, 2006. Certain events such as disposal of the investment by the majority owner or other market events could impact the recoverability of the Company’s investment.

Synfuels-Related Results

The Coal Mining Group also generates synfuel tax credits resulting from the production of coal-based synthetic fuels through its 8.3% ownership interest in Pace Carbon Synfuels, LP (Pace Carbon). In addition, Fuels receives processing fees from synfuel producers unrelated to Pace Carbon for a portion of its coal production.  Under current tax laws, these synfuel-related credits and fees end after 2007.

Synfuel tax credits are only available when the price of oil is less than a base price specified by the Internal Revenue Code, as adjusted for inflation. An average NYMEX price of approximately $61 per barrel for the 2006 year could begin to limit synfuel tax credits, with a total phase out occurring at approximately $76 per barrel. The current forward curve for oil prices indicates that a significant phase out in 2006 is likely, absent federal legislative intervention which may favorably impact the reference price for 2006.

On July 18, 2006, the Company opted out of its current participation in the production of synthetic fuel due to the high price of oil and the uncertainty of federal legislation that would favorably impact the reference price of oil governing the phase out of synfuel tax credits. Based on the lack of legislative action during the current congressional session, a significant phase out in 2006 of the synfuels tax credits is likely.

Accordingly, the Company has estimated a 65 percent phase out of the credits generated to date in 2006 based on current oil prices and other factors, and has recorded a reserve of $4.4 million, after considering insurance proceeds, against those credits generated year to date in 2006 in Income tax expense, of which $2.1 million was recorded during the three months ended June 30, 2006. In addition, and consistent with the Company’s decision to cease its participation in synfuel production activities, the Company has recorded a charge to impair its $2.9 million investment in Pace Carbon. Further, the Company is obligated to fund the partnership on an installment basis for working capital and as tax credits are earned. Based on the current estimate of the expected phase out of the tax credits, the Company has estimated the remaining funding obligation and other costs to be $6.6 million and has recorded that amount and the impairment charge related to its investment, all totaling $9.5 million, or $5.7 million after tax, in the second quarter of 2006.

Synfuels-related results for the quarter, which include losses from Pace Carbon and synfuel processing fees earned by Fuels, were a loss of $5.0 million, a decrease of $8.4 million, compared to the same period in 2005. Year to date Synfuels-related losses were $4.3 million, a decrease of $10.8 million compared to the prior year. Both the quarter and year to date results for 2006 include the effect of the charges described above.

Impact of Recently Issued Accounting Guidance

FIN 48

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48) "Accounting for Uncertainty in Income Taxes" an interpretation of SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in an income tax return. FIN 48 also provides guidance related to reversal of tax positions, balance sheet classification, interest and penalties, interim period accounting, disclosure and transition. The interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact this interpretation will have on its financial statements.

Financial Condition

Within Vectren’s consolidated group, Utility Holdings funds the short-term and long-term financing needs of the Utility Group, and Vectren Capital Corp. (Vectren Capital) funds short-term and long-term financing needs of the Nonutility Group and corporate operations. Vectren Corporation guarantees Vectren Capital’s debt, but does not guarantee Utility Holdings’ debt. Vectren Capital’s long-term and short-term obligations outstanding at June 30, 2006, totaled $200.0 million and $45.1 million, respectively. Utility Holdings’ outstanding long-term and short-term borrowing arrangements are jointly and severally guaranteed by Indiana Gas, SIGECO, and VEDO. Utility Holdings’ long-term and short-term obligations outstanding at June 30, 2006, totaled $700.0 million and $130.4 million, respectively. Additionally, prior to Utility Holdings’ formation, Indiana Gas and SIGECO funded their operations separately, and therefore, have long-term debt outstanding funded solely by their operations.

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

The credit ratings on outstanding senior unsecured debt of Utility Holdings and Indiana Gas, at June 30, 2006, are A-/Baa1 as rated by Standard and Poor's Ratings Services (Standard and Poor’s) and Moody’s Investors Service (Moody’s), respectively. SIGECO's credit ratings on outstanding secured debt are A/A3. Utility Holdings’ commercial paper has a credit rating of A-2/P-2. The current outlook of both Moody’s and Standard and Poor’s is stable. These ratings and outlooks have not changed since December 31, 2005. A security rating is not a recommendation to buy, sell, or hold securities. The rating is subject to revision or withdrawal at any time, and each rating should be evaluated independently of any other rating. Standard and Poor’s and Moody’s lowest level investment grade rating is BBB- and Baa3, respectively.

The Company’s consolidated equity capitalization objective is 45-55% of long-term capitalization. This objective may have varied, and will vary, depending on particular business opportunities, capital spending requirements, execution of long-term financing plans and seasonal factors that affect the Company’s operations. The Company’s equity component was 48% of long-term capitalization at both June 30, 2006, and December 31, 2005. Long-term capitalization includes long-term debt, including current maturities and debt subject to tender, as well as common shareholders’ equity and any outstanding preferred stock.

The Company expects the majority of its capital expenditures, investments, and debt security redemptions to be provided by internally generated funds. However, due to significant capital expenditures and expected growth in nonutility operations, the Company may require additional permanent financing.

Sources & Uses of Liquidity

Operating Cash Flow

The Company’s primary and historical source of liquidity to fund working capital requirements has been cash generated from operations. Cash flow from operating activities decreased $25.1 million during the six months ended June 30, 2006, compared to 2005 primarily as a result of changes in working capital accounts, which is reflective of the impact of higher gas costs. Working capital changes generated cash of $112.1 million in 2006 compared to $154.0 million in 2005. Net income before non-cash charges of $160.7 million increased $8.1 million compared to the prior year. Additionally, distributions from equity method investments, which principally consist of dividends from ProLiance and includes a $10.4 million special dividend from ProLiance in 2006, offset the increased working capital requirements.

Financing Cash Flow

Although working capital requirements are generally funded by cash flow from operations, the Company uses short-term borrowings to supplement working capital needs when accounts receivable balances are at their highest and gas storage is refilled. Additionally, short-term borrowings are required for capital projects and investments until they are permanently financed.

Cash flow required for financing activities of $170.5 million for the six months ended June 30, 2006, includes a net decrease in short-term borrowings of $124.4 million, $35.1 million less than amounts repaid during the six months ended June 30, 2005. The decreased debt repayments were principally the result of increased working capital requirements. Common stock dividends have increased over the prior period due to board authorized increases in the dividend rate.

Investing Cash Flow

Cash flow required for investing activities was $119.1 million for the six months ended June 30, 2006, an increase of $22.8 million over the prior year. The increase is attributable to the timing of payments for capital expenditures.

Available Sources of Liquidity

At June, 30, 2006, the Company has $780 million of short-term borrowing capacity, including $520 million for the Utility Group and $260 million for the wholly owned Nonutility Group and corporate operations, of which approximately $389.6 million is available for the Utility Group operations and approximately $214.9 million is available for the wholly owned Nonutility Group and corporate operations.

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

Potential Uses of Liquidity

Planned Capital Expenditures & Investments

Investments in nonregulated unconsolidated affiliates and total company capital expenditures for the remainder of 2006 are estimated to be approximately $226 million.

Other Guarantees and Letters of Credit

Vectren Corporation issues guarantees to third parties on behalf of its unconsolidated affiliates. Such guarantees allow those affiliates to execute transactions on more favorable terms than the affiliate could obtain without such a guarantee. Guarantees may include posted letters of credit, leasing guarantees, and performance guarantees. As of June 30, 2006, guarantees issued and outstanding on behalf of unconsolidated affiliates approximated $4 million. The Company has accrued no liabilities for these guarantees as they were issued on behalf of a related party.

In 2006, the Company issued a guarantee with an approximate $5 million maximum risk related to the residual value of an operating lease that expires in 2011. As of June 30, 2006, Vectren Corporation has a $0.1 million liability representing inception date fair value of the guarantee. Liabilities accrued for, and activity related to, product warranties are not significant.

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

ITEM 4. CONTROLS AND PROCEDURES

Changes in Internal Controls over Financial Reporting

During the quarter ended June 30, 2006, there have been no changes to the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of June 30, 2006, the Company conducted an evaluation under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness and the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures, as defined by Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act), are effective at providing reasonable assurance that material information relating to the Company required to be disclosed by the Company in its filings under the Exchange Act is brought to their attention on a timely basis.

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

Under existing law, synfuel tax credits expire at the end of 2007 and are only available prior to the end of 2007 when the price of oil is less than a base price specified by the Internal Revenue Code, as adjusted for inflation. An average NYMEX price of approximately $61 per barrel for the 2006 year could begin to limit synfuel tax credits, with a total phase out occurring at approximately $76 per barrel. The current forward curve for oil prices indicates that a significant phase out in 2006 is likely, given the lack of legislative action during the current congressional session. Accordingly, the Company has estimated the potential exposure to credits generated to date in 2006, given the current market conditions and other factors, and has recorded a reserve of $4.4 million against those credits generated to date in 2006 in Income tax expense, of which $2.1 million was recorded in the second quarter.

Due to the high price of oil and the uncertainty as to whether any federal legislation will be adopted which would favorably impact the reference price of oil governing the phase out of synfuel tax credits, Vectren, along with other partners, elected to opt out of its participation in the production of synthetic fuel. This decision is in accordance with the Pace Carbon partnership agreement. While synthetic fuel production may resume at the election of the partners, it is doubtful that any such election would be made in the absence of favorable federal legislation.

As of June 30, 2006, the Company’s investment in Pace Carbon totaled $2.9 million. Consistent with the company’s decision to cease its participation in synfuel production activities, the Company has recorded an impairment charge of $2.9 million representing the entire asset carrying value of its investment in Pace Carbon. Also, the Company is obligated to fund the partnership on an installment basis for working capital and as tax credits are earned. The Company has estimated the year to date required funding obligation and other costs to be $6.6 million and has recorded that amount and the impairment charge related to its investment, all totaling $9.5 million, or $5.7 million after tax, in the second quarter of 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Periodically, the Company purchases shares from the open market to satisfy share requirements associated with the Company’s share-based compensation plans. The following chart contains information regarding open market purchases made by the Company to satisfy share-based compensation requirements during the quarter ended June 30, 2006.

			Total Number of	Maximum Number
	Number of		Shares Purchased as	of Shares That May
	Shares	Average Price	Part of Publicly	Be Purchased Under
Period	Purchased	Paid Per Share	Announced Plans	These Plans
April 1-30	-	-	-	-
May 1-31	38,327	$ 26.73	-	-
June 1-30	3,662	$ 26.65	-	-

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Vectren’s Annual Meeting of Stockholders was held on April 26, 2006. At said Annual Meeting, the stockholders voted on the following three proposals:

1.	The election of four directors of the Company, each to serve for up to a three-year term or until their successors are duly qualified and elected:

Director	Votes For	Votes Against
John M. Dunn	68,052,630	987,034
Niel C. Ellerbrook	67,957,751	1,081,913
Anton H. George	67,722,415	1,317,249
Robert L. Koch II	66,086,267	2,953,397

The terms of office of John D. Engelbrecht, William G. Mays, J. Timothy McGinley and Richard P. Rechter will expire in 2007. The terms of office of Michael L. Smith, R. Daniel Sadlier, Richard W. Shymanski, and Jean L. Wojtowicz will expire in 2008.

2.	The reapproval of the Company’s At-Risk Compensation Plan, as amended and restated:

The stockholders approved the At-Risk Compensation Plan, as amended and restated, by the following votes:

Votes For	Votes Against	Abstentions	Broker Non-Votes
48,413,308	3,315,630	1,682,290	-

3.	The ratification of the reappointment of Deloitte & Touche LLP (Deloitte) as the independent accountants for the Company and its subsidiaries for 2006:

The stockholders approved Deloitte as the independent accountants by the following votes:

Votes For	Votes Against	Abstentions	Broker Non-Votes
68,103,184	634,085	302,395	-

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
VECTREN CORPORATION
Registrant

August 4, 2006	/s/ Jerome A. Benkert, Jr.
Jerome A. Benkert, Jr.
Executive Vice President &
Chief Financial Officer
(Principal Financial Officer)

/s/ M. Susan Hardwick
M. Susan Hardwick
Vice President & Controller
(Principal Accounting Officer)