Form 10-Q
period 2006-09-30
VECTREN CORP
filed 2006-11-02
CIK 1096385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes □ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock- Without Par Value	76,201,571	October 31, 2006
Class	Number of Shares	Date

Access to Information

Vectren Corporation makes available all SEC filings and recent annual reports free of charge, including those of its wholly owned subsidiary, Vectren Utility Holdings, Inc., through its website at www.vectren.com, or by request, directed to Investor Relations at the mailing address, phone number, or email address that follows:

Mailing Address: One Vectren Square Evansville, Indiana 47708	Phone Number: (812) 491-4000	Investor Relations Contact: Steven M. Schein Vice President, Investor Relations sschein@vectren.com

Definitions

AFUDC: allowance for funds used during construction	MMBTU: millions of British thermal units
APB: Accounting Principles Board	MW: megawatts
EITF: Emerging Issues Task Force	MWh / GWh: megawatt hours / thousands of megawatt hours (gigawatt hours)
FASB: Financial Accounting Standards Board	NOx: nitrogen oxide
FERC: Federal Energy Regulatory Commission	OCC: Ohio Office of the Consumer Counselor
IDEM: Indiana Department of Environmental Management	OUCC: Indiana Office of the Utility Consumer Counselor
IURC: Indiana Utility Regulatory Commission	PUCO: Public Utilities Commission of Ohio
MCF / BCF: thousands / billions of cubic feet	SFAS: Statement of Financial Accounting Standards
MDth / MMDth: thousands / millions of dekatherms	USEPA: United States Environmental Protection Agency
MISO: Midwest Independent System Operator	Throughput: combined gas sales and gas transportation volumes

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VECTREN CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited - In millions)

	September 30,	December 31,
	2006	2005

ASSETS

Current Assets
Cash & cash equivalents	$6.6	$20.4
Accounts receivable - less reserves of $3.8 &
$2.8, respectively	128.9	197.8
Accrued unbilled revenues	50.0	240.6
Inventories	188.9	144.6
Recoverable fuel & natural gas costs	-	15.4
Prepayments & other current assets	136.4	106.4
Total current assets	510.8	725.2

Utility Plant
Original cost	3,777.7	3,632.0
Less: accumulated depreciation & amortization	1,441.0	1,380.1
Net utility plant	2,336.7	2,251.9

Investments in unconsolidated affiliates	177.2	214.7
Other investments	107.6	111.6
Nonutility property - net	283.2	240.3
Goodwill - net	238.1	207.1
Regulatory assets	112.8	89.9
Other assets	52.4	27.4
TOTAL ASSETS	$3,818.8	$3,868.1

The accompanying notes are an integral part of these consolidated condensed financial statements.

VECTREN CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited - In millions)

	September 30,	December 31,
	2006	2005

LIABILITIES & SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$150.3	$159.0
Accounts payable to affiliated companies	42.2	162.3
Refundable fuel & natural gas costs	24.1	7.6
Accrued liabilities	133.7	156.6
Short-term borrowings	332.2	299.9
Current maturities of long-term debt	24.3	0.4
Long-term debt subject to tender	-	53.7
Total current liabilities	706.8	839.5

Long-term Debt - Net of Current Maturities &
Debt Subject to Tender	1,251.8	1,198.0

Deferred Income Taxes & Other Liabilities
Deferred income taxes	233.9	227.3
Regulatory liabilities	289.4	272.9
Deferred credits & other liabilities	197.6	186.7
Total deferred credits & other liabilities	720.9	686.9

Minority Interest in Subsidiary	0.4	0.4

Commitments & Contingencies (Notes 8 -13)

Common Shareholders' Equity
Common stock (no par value) – issued & outstanding
76.2 and 76.0 shares, respectively	524.8	528.1
Retained earnings	632.7	628.8
Accumulated other comprehensive loss	(18.6)	(13.6)
Total common shareholders' equity	1,138.9	1,143.3

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$3,818.8	$3,868.1

The accompanying notes are an integral part of these consolidated condensed financial statements.

VECTREN CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited - In millions, except per share data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
OPERATING REVENUES
Gas utility revenues	$116.8	$136.8	$848.6	$839.5
Electric utility revenues	123.2	128.7	324.4	320.3
Nonutility revenues	100.5	45.3	259.5	154.4
Total operating revenues	340.5	310.8	1,432.5	1,314.2
OPERATING EXPENSES
Cost of gas sold	59.9	81.6	577.4	568.8
Cost of fuel & purchased power	46.8	48.1	115.8	110.3
Cost of nonutility revenues	48.8	32.5	174.8	115.5
Other operating	101.8	67.2	242.9	204.1
Depreciation & amortization	44.0	41.2	127.5	116.8
Taxes other than income taxes	10.8	10.3	45.7	44.4
Total operating expenses	312.1	280.9	1,284.1	1,159.9
OPERATING INCOME	28.4	29.9	148.4	154.3
OTHER INCOME - NET
Equity in earnings of unconsolidated affiliates	3.2	5.4	14.7	12.5
Other income – net	1.6	1.6	(4.5)	5.6
Total other income - net	4.8	7.0	10.2	18.1
Interest expense	24.2	21.0	69.9	60.8
INCOME BEFORE INCOME TAXES	9.0	15.9	88.7	111.6
Income taxes	(3.0)	(0.6)	14.8	25.6
NET INCOME	$12.0	$16.5	$73.9	$86.0

AVERAGE COMMON SHARES OUTSTANDING	75.7	75.7	75.7	75.6
DILUTED COMMON SHARES OUTSTANDING	76.0	76.2	76.0	76.2

EARNINGS PER SHARE OF COMMON STOCK:
BASIC	$0.16	$0.22	$0.98	$1.14
DILUTED	0.16	0.22	0.97	1.13

DIVIDENDS DECLARED PER SHARE OF
COMMON STOCK	$0.31	$0.30	$0.92	$0.89

The accompanying notes are an integral part of these consolidated condensed financial statements.

VECTREN CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited - In millions)

	Nine Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$73.9	$86.0
Adjustments to reconcile net income to cash from operating activities:
Depreciation & amortization	127.5	116.8
Deferred income taxes & investment tax credits	(1.6)	(5.5)
Equity in earnings of unconsolidated affiliates	(14.7)	(12.5)
Provision for uncollectible accounts	12.4	10.8
Expense portion of pension & postretirement periodic benefit cost	8.1	9.7
Other non-cash charges - net	10.3	0.4
Changes in working capital accounts:
Accounts receivable & accrued unbilled revenue	279.1	189.3
Inventories	(43.0)	(21.6)
Recoverable fuel & natural gas costs	31.9	5.3
Prepayments & other current assets	(29.7)	(33.1)
Accounts payable, including to affiliated companies	(146.1)	(66.6)
Accrued liabilities	(42.0)	(12.8)
Unconsolidated affiliate dividends	33.5	9.0
Changes in noncurrent assets	(20.7)	(5.7)
Changes in noncurrent liabilities	(15.3)	(9.4)
Net cash flows from operating activities	263.6	260.1
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from:
Long-term debt - net of issuance costs & hedging proceeds	0.1	-
Requirements for:
Dividends on common stock	(69.3)	(67.3)
Retirement of long-term debt, including premiums paid	(0.4)	(0.4)
Other financing activities	(0.4)	(0.6)
Net change in short-term borrowings	32.3	(43.3)
Net cash flows from financing activities	(37.7)	(111.6)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from:
Unconsolidated affiliate distributions	1.9	0.3
Other collections	2.9	0.9
Requirements for:
Capital expenditures, excluding AFUDC equity	(185.9)	(140.6)
Unconsolidated affiliate investments	(16.7)	(14.6)
Other investments	(41.9)	-
Net cash flows from investing activities	(239.7)	(154.0)
Net decrease in cash & cash equivalents	(13.8)	(5.5)
Cash & cash equivalents at beginning of period	20.4	9.6
Cash & cash equivalents at end of period	$6.6	$4.1

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

The Company, through Vectren Enterprises, Inc. (Enterprises), is also involved in nonutility activities in three primary business areas: Energy Marketing and Services, Coal Mining and Energy Infrastructure Services. Energy Marketing and Services markets and supplies natural gas and provides energy management services. Coal Mining mines and sells coal. Energy Infrastructure Services provides underground construction and repair and energy performance contracting services. In addition, there are other businesses that generate synfuel tax credits relating to the production of coal-based synthetic fuels and invest in broadband communication services, energy-related opportunities and services, real estate, and leveraged leases, among other investments. These operations are collectively referred to as the Nonutility Group. Enterprises supports the Company’s regulated utilities pursuant to service contracts by providing natural gas supply services, coal, infrastructure services, and other services.

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

3.	Comprehensive Income

Comprehensive income consists of the following:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In millions)	2006	2005	2006	2005
Net income	$12.0	$16.5	$73.9	$86.0
Comprehensive (loss) income of
unconsolidated affiliates- net of tax	6.3	(6.5)	(1.0)	(1.5)
Cash flow hedges & other - net of tax	(0.8)	-	(2.9)	-
Total comprehensive income	$17.5	$10.0	$70.0	$84.5

Other comprehensive income of unconsolidated affiliates is the Company’s portion of ProLiance Energy, LLC’s accumulated other comprehensive income related to their use of cash flow hedges, including commodity contracts and interest rate swaps, and the Company’s portion of Haddington Energy Partners, LP’s accumulated other comprehensive income related to its unrealized gains and losses of “available for sale securities,” as defined by SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.”

4.	Earnings Per Share

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share assumes the conversion of stock options into common shares and the lifting of restrictions on issued restricted shares using the treasury stock method to the extent the effect would be dilutive. The following table sets forth the computation of basic and diluted earnings per share calculations for the three and nine months ended September 30, 2006 and 2005:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In millions, except per share data)	2006	2005	2006	2005
Numerator:
Numerator for basic and diluted EPS - Net income	$12.0	$16.5	$73.9	$86.0
Denominator:
Denominator for basic EPS - Weighted average
common shares outstanding	75.7	75.7	75.7	75.6
Conversion of stock options and lifting of
restrictions on issued restricted stock	0.3	0.5	0.3	0.6
Denominator for diluted EPS - Adjusted weighted
average shares outstanding and assumed
conversions outstanding	76.0	76.2	76.0	76.2

Basic earnings per share	$0.16	$0.22	$0.98	$1.14
Diluted earnings per share	$0.16	$0.22	$0.97	$1.13

For the three and nine months ended September 30, 2006 and 2005, all options were dilutive.

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

Net Periodic Benefit Costs
A summary of the components of net periodic benefit cost follows:

	Three Months Ended September 30,
	Pension Benefits		Other Benefits
(In millions)	2006	2005	2006	2005
Service cost	$1.5	$1.4	$0.1	$0.3
Interest cost	3.5	3.5	0.9	1.3
Expected return on plan assets	(3.4)	(3.3)	(0.1)	(0.1)
Amortization of prior service cost	0.5	0.4	(0.2)	-
Amortization of transitional obligation	-	-	0.3	0.7
Amortization of actuarial loss (gain)	0.6	0.4	-	(0.1)
Net periodic benefit cost	$2.7	$2.4	$1.0	$2.1

	Nine Months Ended September 30,
	Pension Benefits		Other Benefits
(In millions)	2006	2005	2006	2005
Service cost	$4.5	$4.2	$0.4	$0.9
Interest cost	10.6	10.4	2.9	3.9
Expected return on plan assets	(10.1)	(9.9)	(0.4)	(0.3)
Amortization of prior service cost	1.3	1.2	(0.6)	-
Amortization of transitional obligation	-	-	0.8	2.1
Amortization of actuarial loss (gain)	1.8	1.3	-	(0.3)
Net periodic benefit cost	$8.1	$7.2	$3.1	$6.3

Employer Contributions to Qualified Pension Plans
Currently, the Company expects to contribute approximately $8.4 million to its pension plan trusts for 2006. Through September 30, 2006, approximately $7.7 million has been contributed to its pension plan trusts.

6.	Subsequent Events- Long-term Debt Transactions

In October 2006, Utility Holdings issued $100 million in 5.95% senior unsecured notes due October 1, 2036 (2036 Notes). The 30-year notes were priced at par. The 2036 Notes are guaranteed by Indiana Gas Company, Inc., Southern Indiana Gas and Electric Company and Vectren Energy Delivery of Ohio, Inc.

The 2036 Notes have no sinking fund requirements, and interest payments are due quarterly. The notes may be called by Utility Holdings, in whole or in part, at any time on or after October 1, 2011, at 100% of principal amount plus accrued interest. During the first and second quarters of 2006, Utility Holdings entered into several interest rate hedges with a $100 million notional amount. Upon issuance of the notes, these instruments were settled resulting in the payment of approximately $3.3 million, which was recorded as a Regulatory asset pursuant to existing regulatory orders. The value paid is being amortized as an increase to interest expense over the life of the issue.

The proceeds from the sale of the 2036 Notes, settlement of the hedging arrangements, and payments of issuance costs totaled approximately $92.8 million. These proceeds were used to repay most of the $100 million outstanding balance of Utility Holdings’ 7.25% Senior Notes originally due October 15, 2031. These notes were redeemed on October 19, 2006 at par plus accrued interest.

7.	Miller Pipeline Corporation Acquisition

Effective July 1, 2006, the Company purchased from Duke Energy Corporation (Duke) its 50% ownership in Miller Pipeline Corporation (Miller), making Miller a wholly owned subsidiary. The results of Miller’s operations, formerly accounted for using the equity method, have been included in consolidated results since July 1, 2006.  Based on current accounting rules, Miller is consolidated on a prospective basis only. Prior periods will not be restated.

Miller, originally founded in 1953, performs natural gas and water distribution, transmission, and construction repair and rehabilitation primarily in the Midwest and the repair and rehabilitation of gas, water, and waste water facilities nationwide.  Miller’s customers include Vectren’s utilities.

While the acquisition of Miller is not expected to have a material impact on the overall financial statements, consolidating Miller resulted in, among other impacts, a $39 million increase in Nonutility revenues and a $31 million increase in Other operating expense when compared to both the three and nine months ended September 30, 2005. The transaction also increased consolidated Goodwill by approximately $31 million and intangible assets, which are included in Other assets, by $14 million. The Company is in the process of completing the asset valuation process; thus, the allocation of the purchase price is not complete and is subject to change.

8.	ProLiance Energy, LLC

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

Summarized Financial Information
ProLiance is considered a significant subsidiary for the purposes of Regulation S-X, paragraph 3.09 as promulgated by the SEC. Summarized financial information is presented below:
	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(in millions)	2006	2005	2006	2005
Summarized Statement of Income information:
Revenues	$422.4	$649.8	$1,896.4	$2,060.0
Margin	15.8	20.4	71.5	57.7
Operating income	6.7	14.6	45.5	37.6
ProLiance's earnings	8.5	14.6	47.6	38.2
	As of September 30,	As of December 31,
(In millions)	2006	2005
Summarized balance sheet information:
Current assets	$479.9	$870.2
Noncurrent assets	37.2	50.7
Current liabilities	302.8	698.2
Noncurrent liabilities	5.1	3.3
Equity	209.2	219.4

Vectren’s share of ProLiance’s earnings, after income taxes and allocated interest expense, was $2.4 million and $4.9 million for the three months ended September 30, 2006 and 2005, respectively, and was $14.9 million and $13.4 million for the nine months ended September 30, 2006 and 2005, respectively.

Transactions with ProLiance
The Company, including its retail gas supply operations, contracted for approximately 76% of its natural gas purchases through ProLiance during the nine months ended September 30, 2006. In the period ended September 30, 2005, the Company, including its retail gas supply operations, contracted for all of its natural gas purchases through ProLiance. Purchases from ProLiance for resale and for injections into storage for the three months ended September 30, 2006 and 2005, totaled $130.5 million and $208.7 million, respectively, and for the nine months ended September 30, 2006 and 2005, totaled $573.8 million and $680.8 million, respectively. Amounts owed to ProLiance at September 30, 2006, and December 31, 2005, for those purchases were $35.9 million and $159.1 million, respectively, and are included in Accounts payable to affiliated companies. Amounts charged by ProLiance for gas supply services are established by supply agreements with each utility.

Vectren received regulatory approval on April 25, 2006, from the IURC for ProLiance to provide natural gas supply services to the Company’s Indiana utilities through March 2011.

ProLiance has not provided gas supply/portfolio administration services to VEDO since October 31, 2005.  In response to a June 2005 PUCO order, VEDO solicited bids for those services and selected a third party provider using annual contracts since October 31, 2005.

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

In early 2005, a jury trial commenced and on February 10, 2005, the jury returned a verdict largely in favor of Huntsville Utilities and awarded Huntsville Utilities compensatory damages of $8.2 million and punitive damages of $25.0 million. The jury rejected Huntsville Utilities’ claim of conversion. The jury also rejected a counter claim by ProLiance for payment of amounts due from Huntsville Utilities. Following that verdict, there were a number of issues presented to the judge for resolution. Huntsville made a claim under federal law that it was entitled to have the compensatory damage award trebled. The judge rejected that request. ProLiance made a claim against Huntsville for unjust enrichment, which was also rejected by the judge. The judge also determined that attorneys’ fees and prejudgment interest are owed by ProLiance to Huntsville Utilities. The verdict, as affected by the judge’s subsequent rulings, totals $38.9 million, and ProLiance has posted an appeal bond for that estimated amount. ProLiance’s management believed there were reasonable grounds for appeal that offer a basis for reversal of the entire verdict, and initiated the appeal process on July 26, 2005. The appeal was fully briefed on April 27, 2006, and was heard by the 11th Circuit Court of Appeals in Atlanta, Georgia in early October 2006. While there is not a specified time within which the Circuit Court must act, it is expected that at the earliest, the case will be decided late in 2006.  In addition, in accordance an order of the Circuit Court of Appeals, there is also an ongoing mediation process with repect to this proceeding.

While it is reasonably possible that a liability has been incurred by ProLiance, it is not possible to predict the ultimate outcome of an appeal of the verdict. ProLiance recorded a reserve of $3.9 million as of December 31, 2004, reflective of their assessment of the lower end of the range of potential exposure on certain issues identified in the case and inclusive of estimated ongoing litigation costs. As of September 30, 2006, the reserve is $3.3 million, which reflects the payment of some legal fees. Amounts due from Huntsville Utilities were fully reserved by ProLiance in 2003.

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

9.	Synfuel Recent Developments

Pace Carbon Synfuels, LP (Pace Carbon) is a Delaware limited partnership formed to develop, own, and operate four projects to produce and sell coal-based synthetic fuel (synfuel) utilizing Covol technology.  The Company has an 8.3 percent interest in Pace Carbon which is accounted for using the equity method of accounting.  In addition, Vectren Fuels, Inc., a wholly owned subsidiary involved in coal mining, receives processing fees from a synfuel producer unrelated to Pace Carbon for a portion of its coal production.  Under current tax laws, these synfuel related credits and fees end after 2007.

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

On July 18, 2006, the Company suspended its participation in the production of synthetic fuel due to the high price of oil and uncertainty of federal legislation that might favorably affect the reference price of oil governing the phase out of synfuel tax credits.  Consistent with that decision to suspend participation, the Company impaired its investment in Pace Carbon and expensed funding requirements estimated at that time.  Charges approximating $9.5 million, or $5.7 million after tax, were recorded in Other-net in the second quarter of 2006.  The Company has executed oil futures that reflect a 65 percent phase out for tax credits generated prior to July 18.

Due to a recent decline in oil prices, the Company resumed participation in synthetic fuel production on October 5, 2006. Any future funding requirement associated with production after October, 5, 2006, will be expensed in the period it becomes known and estimable. The Company has executed oil futures that reflect a 35 percent phase out for tax credits expected to be generated for the remainder of 2006.

For the nine months ended September 30, 2006, synfuel-related activity, inclusive of the expected phase out of tax credits, the impairment of synfuel-related assets, the related hedging activity, and estimated impact of insurance contracts, resulted in losses of $3.7 million. In 2005, synfuel-related earnings totaled $9.8 million. For the three months ended September 30, 2006 and 2005, synfuel-related earnings totaled $0.6 million and $3.3 million, respectively.

10.	Utilicom-Related Investments

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

In August 2006, SIGECOM’s majority owner and the Company agreed to sell their interests in SIGECOM to WideOpenWest, LLC. The transaction is expected to close during the fourth quarter of 2006; however, all proceeds may not be transferred until 2007 due to certain contingencies. Due to these contingencies, the Company is not able to estimate the impact the transaction may have on its operating results but currently believes the sale proceeds should approximate the book value of its investments, which as of September 30, 2006, total $46.0 million.

11.	Commitments & Contingencies

Legal Proceedings
The Company is party to various legal proceedings arising in the normal course of business. In the opinion of management, other than those issues discussed elsewhere herein, there are no legal proceedings pending against the Company that are likely to have a material adverse effect on its financial position, results of operations or cash flows.

Guarantees & Product Warranties
Vectren Corporation issues guarantees to third parties on behalf of its unconsolidated affiliates. Such guarantees allow those affiliates to execute transactions on more favorable terms than the affiliate could obtain without such a guarantee. Guarantees may include posted letters of credit, leasing guarantees, and performance guarantees. As of September 30, 2006, guarantees issued and outstanding on behalf of unconsolidated affiliates approximated $3.2 million. The Company has accrued no liabilities for these guarantees as they were issued on behalf of a related party.

In 2006, the Company issued a guarantee with an approximate $5 million maximum risk related to the residual value of an operating lease that expires in 2011. As of September 30, 2006, Vectren Corporation has a liability representing the fair value of the guarantee of approximately $0.1 million. Liabilities accrued for, and activity related to, product warranties are not significant.

12.	Environmental Matters

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

In February 2006, the IURC approved a multi-emission compliance plan filed by the Company’s utility subsidiary, SIGECO. Once the plan is implemented, SIGECO’s coal-fired plants will be 100% scrubbed for SO2, 90% scrubbed for NOx, and mercury emissions will be reduced to meet the new mercury reduction standards. The order, as previously agreed to by the OUCC and Citizens Action Coalition, allows SIGECO to recover an approximate 8% return on up to $110 million in capital investments through a rider mechanism which is updated every six months for actual costs incurred. The Company will also recover through a rider its operating expenses, including depreciation, once the equipment is placed into service. The order also stipulates that SIGECO study renewable energy alternatives and include a carbon forecast in future filings with regard to new generation and further environmental compliance plans, among other initiatives. As of September 30, 2006, the Company has made capital investments of approximately $38.8 million related to this environmental requirement.

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

Environmental matters related to manufactured gas plants have had no material impact on results of operations or financial condition since costs recorded to date approximate PRP and insurance settlement recoveries. While Indiana Gas has recorded all costs which it presently expects to incur in connection with activities at these sites, it is possible that future events may require some level of additional remedial activities which are not presently foreseen.

In October 2002, the Company received a formal information request letter from the IDEM regarding five manufactured gas plants owned and/or operated by SIGECO and not currently enrolled in the IDEM’s VRP. In response, SIGECO submitted to the IDEM the results of preliminary site investigations conducted in the mid-1990’s. These site investigations confirmed that based upon the conditions known at the time, the sites posed no imminent and/or substantial risk to human health or the environment.

On October 6, 2003, SIGECO filed applications to enter four of the manufactured gas plant sites in IDEM's VRP. The remaining site is currently being addressed in the VRP by another Indiana utility. SIGECO added those four sites into the renewal of the global Voluntary Remediation Agreement that Indiana Gas has in place with IDEM for its manufactured gas plant sites. That renewal was approved by the IDEM on February 24, 2004. On July 13, 2004, SIGECO filed a declaratory judgment action against its insurance carriers seeking a judgment finding its carriers liable under the policies for coverage of further investigation and any necessary remediation costs that SIGECO may accrue under the VRP program. While the total costs that may be incurred in connection with addressing these sites cannot be determined at this time, SIGECO has recorded costs that it reasonably expects to incur totaling approximately $5.9 million. With respect to insurance coverage, SIGECO has received and recorded settlements from insurance carriers in an aggregate amount approximating the costs it expects to incur. Environmental matters related to manufactured gas plants have had no material impact on results of operations or financial condition since costs recorded to date approximate insurance settlement recoveries. While SIGECO has recorded all costs which it presently expects to incur in connection with activities at these sites, it is possible that future events may require some level of additional remedial activities which are not presently foreseen.

13.	Rate & Regulatory Matters

Vectren South (Southern Indiana Gas & Electric) Base Rate Filing
On September 1, 2006, Vectren Energy Delivery of Indiana, Inc. filed a petition with the IURC to adjust its electric and gas base rates in its South service territory. In its petition, Vectren seeks to increase its rates by approximately $77 million to recover the nearly $120 million additional investment in electric utility infrastructure since its last base rate increase in 1995 that is not currently included in rates charged to customers. The increase in rates is also required to support system growth, maintenance, and reliability as well as to recover costs deferred under previous IURC rate orders.

In addition, Vectren seeks to increase its base (non-gas cost) rates by approximately $10 million to cover the ongoing cost of operating and maintaining its natural gas distribution and storage system.  In the Company’s 2004 gas rate adjustment petition, it’s first such petition since 1995, Vectren requested a $14.7 million increase but settled the case for $5.7 million.  Since 1995, the Company's investment in its natural gas delivery infrastructure has increased more than $30 million.

These filings begin a process that may conclude in the late summer or early fall of 2007 and will include public hearings.

IGCC Certificate of Public Convenience and Necessity
On September 7, 2006, Vectren Energy Delivery of Indiana and Duke Energy Indiana, Inc. filed with the IURC a joint petition for a Certificate of Public Convenience and Necessity (CPCN) for the construction of new electric capacity. Specifically, Vectren requested the IURC approve its construction and ownership of up to 20% of the Integrated Gasification Combined Cycle (IGCC) project. Vectren's CPCN filing also seeks timely recovery of its 20% portion of the project's construction costs as well as operation and maintenance costs and additional incentives available for the construction of clean coal technology. Initial studies of plant design have already begun, and if the project moves forward as currently designed, plant construction is expected to begin in 2007 and continue through 2011.

Ohio and Indiana Lost Margin Recovery/Conservation Filings
In 2005, the Company filed conservation programs and conservation adjustment trackers in Ohio and Indiana designed to help customers conserve energy and reduce their annual gas bills. The programs would allow the Company to recover costs of promoting the conservation of natural gas through conservation trackers that work in tandem with a lost margin recovery mechanism. This mechanism is designed to allow the Company to recover the distribution portion of its rates from residential and commercial customers based on the level of customer revenues established in each utility’s last general rate case.

Ohio
In 2006, a settlement agreement between the Office of the Ohio Consumers Counsel (OCC), the Ohio Partners for Affordable Energy and the Company that provided for at least two years of comprehensive energy efficiency programs for Ohio customers was filed with the PUCO. On September 13, 2006, the PUCO approved the conservation proposal but modified the settlement. It established a two year, $2 million total, low-income conservation program to be paid by the Company and a sales reconciliation rider intended to be a recovery mechanism for the difference between the revenues actually collected by the Company and the revenues approved in the Company’s most recent rate case. The OCC has filed a petition for rehearing. The Company is proceeding to implement this order, which is effective for periods beginning October 1, 2006.

Indiana
In 2006, the Company and the Indiana Office of Utility Consumer Counselor (OUCC) filed a settlement agreement with the Indiana Utility Regulatory Commission (IURC) that provides for a 5 year energy efficiency program to be implemented. If approved, the settlement would allow Vectren to recover the costs of promoting the conservation of natural gas through conservation trackers that work in tandem with a lost margin recovery mechanism that would provide for recovery of 85% of the difference between revenues actually collected by the Company and the revenues approved in the Company’s most recent rate case. A hearing before the IURC occurred on July 18, post hearing briefs were completed in August, and an order is anticipated in the fourth quarter of 2006.

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

VEDO filed its request for rehearing on July 14, 2005, and on August 10, 2005, the PUCO granted rehearing to further consider the $3.8 million portfolio administration issue and all interest on the findings, but denied rehearing on all other aspects of the case. On October 7, 2005, the Company filed an appeal with the Ohio Supreme Court requesting that the $4.5 million disallowance related to the winter delivery service issue be reversed. On December 21, 2005, the PUCO granted in part VEDO’s rehearing request, and reduced the $3.8 million disallowance related to portfolio administration to $1.98 million. The Company has appealed the $1.98 million disallowance to the Ohio Supreme Court as well. Briefings of all matters were completed by July 31, 2006, and oral argument will occur in November 2006.

With respect to the most recent GCR audit covering the period of November 1, 2002 through October 31, 2005, the PUCO staff recommended a disallowance of approximately $830,000 related solely to the retention of a reserve margin for the winter of 2002/2003. The Company had previously reserved for this result given the June 2005 PUCO order. VEDO is contesting the disallowance, and a hearing will occur in November 2006.

As a result of the June 2005 PUCO order, the Company has established an annual bidding process for VEDO’s gas supply and portfolio administration services. Since November 1, 2005, the Company has used a third party provider for these services.

Commodity Prices
Commodity prices for natural gas purchases have remained above historic levels and have become more volatile. Subject to compliance with applicable state laws, the Company's utility subsidiaries are allowed recovery of such changes in purchased gas costs from their retail customers through commission-approved gas cost adjustment mechanisms, and margin on gas sales are not expected to be impacted. Nevertheless, it is possible regulators may disallow recovery of a portion of gas costs for a variety of reasons, including, but not limited to, a finding by the regulator that natural gas was not prudently procured. In addition, as a result of this near term change in the natural gas commodity price, the Company’s utility subsidiaries have been experiencing, and may continue to experience, changes in interest expense due to volatile working capital requirements; changes in uncollectible accounts expense and unaccounted for gas; and some level of price sensitive variability in volumes sold or delivered.

14.	Share Based Compensation and Adoption of SFAS 123R

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

Following is a reconciliation of the total cost associated with share-based awards recognized in the Company’s financial statements to its after tax effect on net income:
	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(in millions)	2006	2005	2006	2005
Total cost of share-based compensation	$1.5	$1.9	$2.1	$4.3
Less capitalized cost	0.2	0.2	0.5	0.6
Total in other operating expense	1.3	1.7	1.6	3.7
Less income tax benefit in earnings	0.1	0.7	0.3	1.5
After tax effect of share-based compensation	$1.2	$1.0	$1.3	$2.2

Following is the effect on net income and earnings per share as if the fair value based method prescribed in SFAS 123 had been applied to all of the Company’s share-based compensation plans:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
(In millions, except per share amounts)	2005	2005
Net Income as reported:	$16.5	$86.0
Add: Share-based employee compensation included in reported net income - net of tax	1.0	2.2
Deduct: Total share-based employee compensation
expense determined under fair value based
method for all awards - net of tax	1.2	2.8
Pro forma net income	$16.3	$85.4

Basic Earnings Per Share:
As reported	$0.22	$1.14
Pro forma	0.22	1.13

Diluted Earnings Per Share:
As reported	$0.22	$1.13
Pro forma	0.21	1.12

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

A summary of the status of the Company’s restricted stock awards separated between those accounted for as liabilities and equity as of September 30, 2006, and changes during the nine months ended September 30, 2006, is presented below:

	Equity Awards		Liability Awards
		Wtd. Avg.
		Grant Date		Wtd. Avg.
	Shares	Fair value	Shares	Fair value
Restricted at January 1, 2006	17,369	$ 26.42	336,216	$ 27.16
Granted	10,690	26.60	185,027	27.54
Vested	-	-	13,500	26.60
Forfeited	1,100	27.24	-	-
Restricted at September 30, 2006	26,959	$ 26.46	507,743	$ 26.85

As of September 30, 2006, there was $7.0 million of total unrecognized compensation cost related to restricted stock awards.  That cost is expected to be recognized over a weighted-average period of 2.2 years.

Stock Option Related Matters
Option awards are generally granted to executives with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards generally require 3 years of continuous service and have 10-year contractual terms. Share awards generally vest on a pro-rata basis over 3 years. No options have been granted through September 30, 2006, and the Company does not intend to issue options for the remainder of 2006.

The fair value of option awards granted in prior years was estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted below.  Expected volatilities are based on historical volatility of the Company’s stock and other factors.  The Company uses historical data to estimate the expected term and forfeiture patterns of the options.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. For the nine months ended September 30, 2005, the Company used these weighted average assumptions: expected volatility of 21.42%, a dividend yield of 4.4%, an expected option term of 8 years, and a risk-free rate of return of 4.22%. The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2005, was $4.36.

A summary of the status of the Company’s stock option awards as of September 30, 2006, and changes during the period ended September 30, 2006, is presented below.

		Weighted average		Aggregate
			Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
		Price	Term (years)	(In millions)
Outstanding at January 1, 2006	2,123,579	$ 23.18

Granted	-	-
Exercised	149,948	$ 21.39
Forfeited or expired	9,646	$ 21.09
Outstanding at September 30, 2006	1,963,985	$ 23.33	5.55	$ 6.9

Exercisable at September 30, 2006	1,700,103	$ 22.90	5.18	$ 6.7

The total intrinsic value of options exercised was $0.8 million during the nine months ended September 30, 2006 and $1.5 million during the nine months ended September 30, 2005. As of September 30, 2006, there was $0.2 million of total unrecognized compensation cost related to vesting stock options. That cost is expected to be recognized over a weighted-average period of 1.0 year. The actual tax benefit realized for tax deductions from option exercises was approximately $0.2 million in 2006 and $0.1 million in 2005.

The Company periodically issues new shares and also from time to time will repurchase shares on the open market to satisfy share option exercises. During the nine months ended September 30, 2006 and 2005, the Company received value upon exercise of stock options totaling approximately $3.2 million and $1.6 million, respectively. During those periods, the Company repurchased shares totaling $3.8 million in 2006 and $2.2 million in 2005. The Company does not expect future period repurchase activity to be materially different.

Deferred Compensation Plan Matters
As discussed above, the Company has nonqualified deferred compensation plans that include an option to invest in Company phantom stock. The cost recorded in earnings related to the investment activities in Vectren phantom stock associated with these plans during the nine months ended September 30, 2006 and 2005, was $0.1 million and $1.6 million, respectively.

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

The Nonutility Group is comprised of one operating segment as defined by SFAS 131 that includes various subsidiaries and affiliates offering and investing in three primary business areas: energy marketing and services, coal mining and energy infrastructure services.

The Corporate and Other Group is comprised of one operating segment as defined by SFAS 131 that includes unallocated corporate expenses such as institutional advertising and charitable contributions, among other activities, that benefit the Company’s other operating segments.

Information related to the Company’s business segments is summarized below:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In millions)	2006	2005	2006	2005
Revenues
Utility Group
Gas Utility Services	$116.8	$136.8	$848.6	$839.5
Electric Utility Services	123.2	128.7	324.4	320.3
Other Operations	9.2	8.9	27.5	27.1
Eliminations	(8.7)	(8.7)	(26.1)	(26.6)
Total Utility Group	240.5	265.7	1,174.4	1,160.3
Nonutility Group	128.9	69.9	350.8	227.8
Corporate & Other	-	-	-	-
Eliminations	(28.9)	(24.8)	(92.7)	(73.9)
Consolidated Revenues	$340.5	$310.8	$1,432.5	$1,314.2

Profitability Measure
Utility Group: Regulated Operating Income
(Operating Income Less Applicable Income Taxes)
Gas Utility Services	$(0.7)	$(2.5)	$49.2	$48.3
Electric Utility Services	19.7	24.7	50.2	56.5
Total Regulated Operating Income	19.0	22.2	99.4	104.8
Regulated other income - net	1.3	1.0	2.2	1.2
Regulated interest expense & preferred dividends	(16.3)	(16.2)	(49.3)	(47.3)
Regulated Net Income	4.0	7.0	52.3	58.7
Other Operations Net Income	2.5	1.9	4.7	6.1
Utility Group Net Income	6.5	8.9	57.0	64.8
Nonutility Group Net Income	5.5	8.5	16.9	23.1
Corporate & Other Net Loss	-	(0.9)	-	(1.9)
Consolidated Net Income	$12.0	$16.5	$73.9	$86.0

16.	Impact of Recently Issued Accounting Guidance

SFAS No. 158
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158).  This statement requires an employer to recognize the overfunded or underfunded status of defined benefit pension plans and postretirement plans (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position and requires disclosure in the notes to financial statements certain additional information related to net periodic benefit cost for the next fiscal year. SFAS 158 defines the funded status of a defined benefit plan as its assets less its projected benefit obligation and defines the funded status of a postretirement plan as its assets less its accumulated postretirement benefit obligation. Calendar year-end companies such as Vectren are required to adopt the recognition and disclosure provisions of FAS 158 as of December 31, 2006. The measurement date provisions are not required to be adopted until 2008. The Company is currently assessing the impact this statement will have on its financial statements and results of operations.

SFAS No. 157
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; however, the standard will impact how other fair value based GAAP is applied. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years with early adoption encouraged. The Company is currently assessing the impact this statement will have on its financial statements and results of operations.

FIN 48
In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48) “Accounting for Uncertainty in Income Taxes” an interpretation of SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in an income tax return. FIN 48 also provides guidance related to reversal of tax positions, balance sheet classification, interest and penalties, interim period accounting, disclosure and transition. The interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact this interpretation will have on its financial statements and results of operations.

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

The Company, through Vectren Enterprises, Inc. (Enterprises), is also involved in nonutility activities in three primary business areas: Energy Marketing and Services, Coal Mining and Energy Infrastructure Services. Energy Marketing and Services markets and supplies natural gas and provides energy management services. Coal Mining mines and sells coal. Energy Infrastructure Services provides underground construction and repair and energy performance contracting services. In addition, there are other businesses that generate synfuel tax credits relating to the production of coal-based synthetic fuels and invest in broadband communication services, energy-related opportunities and services, real estate, and leveraged leases, among other investments. These operations are collectively referred to as the Nonutility Group. Enterprises supports the Company’s regulated utilities pursuant to service contracts by providing natural gas supply services, coal, infrastructure services, and other services.

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

Executive Summary of Consolidated Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In millions, except per share data)	2006	2005	2006	2005
Net income	$12.0	$16.5	$73.9	$86.0
Attributed to:
Utility Group	$6.5	$8.9	$57.0	$64.8
Nonutility Group	5.5	8.5	16.9	23.1
Corporate & Other	-	(0.9)	-	(1.9)
Basic earnings per share	$0.16	$0.22	$0.98	$1.14
Attributed to:
Utility Group	$0.09	$0.12	$0.75	$0.86
Nonutility Group	0.07	0.11	0.23	0.31
Corporate & Other	-	(0.01)	-	(0.03)

Results

For the three months ended September 30, 2006, net income was $12.0 million, or $0.16 per share, compared to $16.5 million, or $0.22 per share for the three months ended September 30, 2005. Before Synfuels-related results, earnings for the quarter were $0.15 per share compared to $0.18 per share in the prior year. For the nine months ended September 30, 2006, reported earnings were $73.9 million, or $0.98 per share, compared to $86.0 million, or $1.14 per share, for the same period in 2005. Year to date losses in 2006 recognized from Synfuels-related activities were $0.05 per share, compared to earnings of $0.13 per share over the same period last year. Before Synfuels-related results, year to date earnings were $1.03 per share compared to $1.01 in the prior year.

Utility Group earnings were $6.5 million for the quarter compared to $8.9 million in the prior year quarter. The $2.4 million decrease results primarily from reduced wholesale power marketing earnings and electric usage declines due primarily to mild summer weather compared to the prior year. For the nine months ended September 30, 2006, earnings have decreased $7.8 million primarily as a result of decreased wholesale power marketing earnings as well as a decline in gas utility customer usage, due largely to price sensitivity. Higher depreciation and interest costs have affected both quarterly and year to date results compared to the prior year periods. On a year to date basis, those increases were largely offset by margin increases associated with higher gas base rate revenues, a 2005 Ohio gas cost disallowance, and higher electric revenues associated with recovery of pollution control investments. Also offsetting these cost increases in both the quarter and year to date periods is a lower effective tax rate.

Management estimates the impact of cooler than normal weather on electric margin for the quarter to be $0.9 million unfavorable and $3.6 million unfavorable quarter over quarter.  For the nine months, management estimates the impact of cooler than normal weather to be $1.5 million unfavorable and $3.6 million unfavorable for the year over year period.

Year to date, management estimates the effect of weather on all utilities was unfavorable $0.05 per share in 2006 and unfavorable $0.04 per share in 2005. The 2006 weather effect is net of the normal temperature adjustment (NTA) mechanism implemented in the Company’s Indiana natural gas service territories in the fourth quarter of 2005.

For the nine months ended September 30, 2006, Nonutility Group earnings were $16.9 million compared to $23.1 million in 2005. Nonutility earnings, excluding Synfuels-related results, were $20.6 million for the nine months ended September 30, 2006, compared to $13.3 million in the prior year. Energy Infrastructure Services contributed year to date earnings of $3.2 million, an increase of $3.8 million. Energy Marketing and Services contributed year to date earnings of $13.0 million, and increase of $1.9 million. Coal Mining operations contributed earnings of $4.3 million and are about flat compared to the prior year. In total, the Company’s primary nonutility business groups increased their year over year earnings contribution approximately $5.8 million. The earnings increase is primarily driven by results from Energy Infrastructure Services companies, which include Energy Systems Group and Miller Pipeline. They contributed additional earnings of $3.3 million and $0.8 million respectively. Earnings from ProLiance, LLC, which are included in Energy Marketing and Services’ results, increased $1.5 million year over year.

Quarterly results, excluding Synfuels-related results, were slightly lower compared to the prior year. Increased results from Energy Infrastructure Services companies were offset by lower results from Energy Marketing and Services companies.

Effective July 1, 2006, the Company purchased from Duke Energy Corporation (Duke) its 50% ownership in Miller Pipeline Corporation (Miller), making Miller a wholly owned subsidiary.  Prior to this transaction, Miller was a 50% owned joint venture accounted for using the equity method. The results of Miller’s operations are included in consolidated results since July 1, 2006. While the acquisition of Miller is not expected to have a material impact on the overall financial statements, consolidating Miller resulted in, among other impacts, a $39 million increase in Nonutility revenues and a $31 million increase in Other operating expense when compared to both the three and nine months ended September 30, 2005. The transaction also increased consolidated Goodwill by approximately $31 million and intangible assets, which are included in Other assets, by $14 million.

Finally, and separate from the ongoing operations, year to date Synfuels-related losses of $3.7 million reflect the expected phase out of tax credits, the impairment of synfuel assets, and expected gains and losses on various hedging activities. In 2005, earnings from Synfuels-related activities were $9.8 million. Quarterly Synfuels-related earnings are $0.6 million in 2006 compared to earnings of $3.3 million in 2005.

Reduced Corporate and Other expenses reflect lower contributions to the Vectren Foundation.

Dividends

Dividends declared for the three months ended September 30, 2006, were $0.305 per share compared to $0.295 per share for the same period in 2005. Dividends declared for the nine months ended September 30, 2006, were $0.915 per share compared to $0.885 per share for the same period in 2005.

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

Results of Operations of the Utility Group

Utility operations are comprised of Vectren Utility Holdings, Inc.’s operations, which consist of the Company’s regulated operations and other operations that provide information technology and other support services to those regulated operations. The Company segregates its regulated operations into a Gas Utility Services operating segment and an Electric Utility Services operating segment. The Gas Utility Services segment provides natural gas distribution and transportation services to nearly two-thirds of Indiana and to west central Ohio. The Electric Utility Services segment provides electric distribution services primarily to southwestern Indiana, and includes the Company’s power generating and marketing operations. In total, these regulated operations supply natural gas and/or electricity to more than one million customers. Utility operating results before certain intersegment eliminations and reclassifications for the three and nine months ended September 30, 2006 and 2005, follow:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In millions, except per share amounts)	2006	2005	2006	2005
OPERATING REVENUES
Gas utility revenues	$116.8	$136.8	$848.6	$839.5
Electric utility revenues	123.2	128.7	324.4	320.3
Other revenues	0.5	0.2	1.4	0.5
Total operating revenues	240.5	265.7	1,174.4	1,160.3
OPERATING EXPENSES
Cost of gas sold	59.9	81.6	577.4	568.8
Cost of fuel & purchased power	46.8	48.1	115.8	110.3
Other operating	61.6	58.9	182.8	179.7
Depreciation & amortization	38.0	36.3	112.8	104.2
Taxes other than income taxes	10.5	10.1	44.9	43.6
Total operating expenses	216.8	235.0	1,033.7	1,006.6
OPERATING INCOME	23.7	30.7	140.7	153.7

Other income - net	2.0	1.3	4.8	4.6

Interest expense	19.2	17.5	57.4	50.8

INCOME BEFORE INCOME TAXES	6.5	14.5	88.1	107.5

Income taxes	-	5.6	31.1	42.7

NET INCOME	$6.5	$8.9	$57.0	$64.8

CONTRIBUTION TO VECTREN BASIC EPS	$0.09	$0.12	$0.75	$0.86

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

Margin generated from the sale of natural gas and electricity to residential and commercial customers is seasonal and impacted by weather patterns in the Company’s service territories. The weather impact in the Company’s Indiana gas utility service territories is mitigated by a normal temperature adjustment mechanism, which was implemented in the fourth quarter of 2005. Margin generated from sales to large customers (generally industrial, other contract, and firm wholesale customers) is primarily impacted by overall economic conditions. Margin is also impacted by the collection of state mandated taxes, which fluctuate with gas costs, as well as other tracked expenses and is also impacted by some level of price sensitivity in volumes sold or delivered. Electric generating asset optimization activities are primarily affected by market conditions, the level of excess generating capacity, and electric transmission availability. Following is a discussion and analysis of margin generated from regulated utility operations.

Gas Utility Margin (Gas Utility Revenues less Cost of Gas Sold)
Gas Utility margin and throughput by customer type follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In millions)	2006	2005	2006	2005
Gas utility revenues	$116.8	$136.8	$848.6	$839.5
Cost of gas sold	59.9	81.6	577.4	568.8
Total gas utility margin	$56.9	$55.2	$271.2	$270.7
Margin attributed to:
Residential & Commercial	$44.8	$44.8	$226.5	$230.4
Industrial	9.5	9.1	34.2	34.4
Other	2.6	1.3	10.5	5.9
Sold & transported volumes in MMDth attributed to:
To residential & commercial customers	7.0	6.8	63.7	75.3
To industrial customers	17.7	17.4	61.2	63.4
Total throughput	24.7	24.2	124.9	138.7

Even though warm weather and price sensitivity negatively impacted usage and tracked expenses recovered dollar for dollar in margin have decreased, gas utility margins are generally flat compared to the prior year periods. During the nine months ended September 30, 2006, margin decreases were offset by a full year of base rate increases implemented in the Company’s Ohio service territory, a $3.0 million disallowance of Ohio gas costs, and the effects of the normal temperature adjustment mechanism (NTA) implemented in the fourth quarter of 2005 in the Company’s Indiana service territories.

For the nine months ended September 30, 2006, compared to 2005, management estimates that weather 16 percent warmer than normal and 8 percent warmer than prior year would have decreased margins $6.3 million compared to the prior year, had the NTA not been in effect. Weather, net of the NTA, resulted in an approximate $3.5 million year over year increase to gas utility margin. Further, for the nine months ended September 30, 2006, margin associated with tracked expenses and revenue taxes decreased $1.7 million.  The average cost per dekatherm of gas purchased for the nine months ended September 30, 2006, was $8.89 compared to $7.79 in 2005.

Electric Utility Margin (Electric Utility Revenues less Cost of Fuel & Purchased Power)
Electric Utility margin by revenue type follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In millions)	2006	2005	2006	2005
Electric utility revenues	$123.2	$128.7	$324.4	$320.3
Cost of fuel & purchased power	46.8	48.1	115.8	110.3
Total electric utility margin	$76.4	$80.6	$208.6	$210.0
Residential & commercial	$49.3	$54.4	$125.6	$131.2
Industrial	18.9	18.0	53.4	49.6
Municipalities & other	6.6	4.9	18.9	14.1
Subtotal: retail & firm wholesale	$74.8	$77.3	$197.9	$194.9
Asset optimization	$1.6	3.3	$10.7	$15.1

Electric volumes sold in GWh attributed to:
Residential & commercial customers	847.0	932.6	2,152.4	2,264.0
Industrial customers	674.7	684.9	1,983.9	1,954.9
Municipalities & other	182.9	205.2	494.7	533.3
Total retail & firm wholesale volumes sold	1,704.6	1,822.7	4,631.0	4,752.2

Retail & Firm Wholesale Margin
Electric retail and firm wholesale utility margins were $74.8 million and $197.9 million for the three and nine months ended September 30, 2006. This represents a $2.5 million decrease in the quarter compared to the prior year and a year over year increase of $3.0 million. The recovery of pollution control related investments and associated operating expenses and related depreciation increased margins $0.2 million quarter over quarter and $4.2 million year over year. Higher demand charges and other items increased industrial customer margin approximately $0.9 million quarter over quarter and $3.1 million year over year. These increases were partially offset by decreased residential and commercial usage. The decreased usage was due primarily to mild weather during the quarter. For the three and nine months ended September 30, 2006, the estimated decrease in margin due to below normal cooling weather was $3.6 million when compared to the prior year periods. During the quarter, cooling degree days were 5% below normal, compared to the prior year when cooling degree days were 14% above normal.

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

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In millions)	2006	2005	2006	2005
Beginning of Period Net Balance Sheet Position	$2.1	$3.2	$1.3	$(0.6)
Statement of Income Activity
Net mark-to-market gains/(losses)	(0.6)	(1.4)	(1.9)	1.4
Other unrealized gains/(losses)	0.7	-	0.7	-
Net realized gains	1.5	4.7	11.9	13.7
Asset optimization margin	1.6	3.3	10.7	15.1
Net cash received & other adjustments	(2.3)	(4.9)	(10.6)	(12.9)
End of Period Net Balance Sheet Position	$1.4	$1.6	$1.4	$1.6

For the three and nine month periods ended September 30, 2006, net asset optimization margins were $1.6 million and $10.7 million, which represents decreases of $1.7 million quarter over quarter and $4.4 million year over year. The decrease during the quarter is due to lower volumes sold off system and the effect lower wholesale prices have had on the Company’s optimization portfolio. The decrease in volumes sold is due primarily to a planned outage in September of 2006. Additionally, the year to date period contains unfavorable mark to market impacts of approximately $0.7 million compared to favorable impacts of $1.4 million in 2005. Year to date off-system sales totaled 755.0 GWh in 2006, compared to 800.1 GWh in 2005. For the three months ended September 30, 2006 and 2005, volumes sold off system totaled 106.7 GWh and 252.1 GWh, respectively.

Utility Group Operating Expenses

Other Operating
For the three and nine months ended September 30, 2006, other operating expenses increased $2.7 million and $3.1 million, respectively. Bad debt expense in the Company’s Indiana service territories increased $0.3 million quarter over quarter and $2.7 million year over year due in part to higher gas costs. Expenses recovered dollar for dollar in margin related to operating pollution control equipment, Indiana integrity management programs, and Ohio bad debt and percent of income payment plan expenses, increased quarterly expenses approximately $1.1 million and year to date expenses $0.4 million.

Depreciation & Amortization
Depreciation expense increased $1.7 million and $8.6 million for the three and nine month periods ended September 30, 2006. The increases are primarily driven by additions to plant in service. Depreciation expense associated with environmental compliance equipment increased depreciation expense year over year approximately $2.4 million, and was generally flat quarter over quarter.

Taxes Other Than Income Taxes
Taxes other than income taxes increased $0.4 million and $1.3 million for the three and nine months ended September 30, 2006, respectively, compared to 2005. The increases are primarily attributable to property taxes, which have increased because of higher tax rates and higher levels of plant in service.

Utility Group Interest Expense

For the three and nine months ended September 30, 2006, interest expense increased $1.7 million and $6.6 million, respectively, compared to the prior year periods. The increases are primarily driven by rising interest rates and also include the impact of permanent financing transactions completed in the fourth quarter of 2005 in which $150 million in debt-related proceeds were received and used to retire short-term borrowings and other long-term debt.

Utility Group Income Taxes

For the three and nine months ended September 30, 2006, federal and state income taxes decreased $5.6 million and $11.6 million, respectively, compared to the prior year periods. The decreases are primarily due to lower pre-tax income as compared to the prior year. Adjustments approximating $2.0 million were recorded in the current quarter reflective of final taxes reported on 2005 state and federal income tax returns. In addition, 2006 year to date income taxes reflect a $1.5 million favorable impact for an Indiana tax law change that resulted in the recalculation of certain state deferred income tax liabilities.

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

In February 2006, the IURC approved a multi-emission compliance plan filed by the Company’s utility subsidiary, SIGECO. Once the plan is implemented, SIGECO’s coal-fired plants will be 100% scrubbed for SO2, 90% scrubbed for NOx, and mercury emissions will be reduced to meet the new mercury reduction standards. The order, as previously agreed to by the OUCC and Citizens Action Coalition, allows SIGECO to recover an approximate 8% return on up to $110 million in capital investments through a rider mechanism which is updated every six months for actual costs incurred. The Company will also recover through a rider its operating expenses, including depreciation, once the equipment is placed into service. The order also stipulates that SIGECO study renewable energy alternatives and include a carbon forecast in future filings with regard to new generation and further environmental compliance plans, among other initiatives. As of September 30, 2006, the Company has made capital investments of approximately $38.8 million related to this environmental requirement.

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

Environmental matters related to manufactured gas plants have had no material impact on results of operations or financial condition since costs recorded to date approximate PRP and insurance settlement recoveries. While Indiana Gas has recorded all costs which it presently expects to incur in connection with activities at these sites, it is possible that future events may require some level of additional remedial activities which are not presently foreseen.

In October 2002, the Company received a formal information request letter from the IDEM regarding five manufactured gas plants owned and/or operated by SIGECO and not currently enrolled in the IDEM’s VRP. In response, SIGECO submitted to the IDEM the results of preliminary site investigations conducted in the mid-1990’s. These site investigations confirmed that based upon the conditions known at the time, the sites posed no imminent and/or substantial risk to human health or the environment.

On October 6, 2003, SIGECO filed applications to enter four of the manufactured gas plant sites in IDEM's VRP. The remaining site is currently being addressed in the VRP by another Indiana utility. SIGECO added those four sites into the renewal of the global Voluntary Remediation Agreement that Indiana Gas has in place with IDEM for its manufactured gas plant sites. That renewal was approved by the IDEM on February 24, 2004. On July 13, 2004, SIGECO filed a declaratory judgment action against its insurance carriers seeking a judgment finding its carriers liable under the policies for coverage of further investigation and any necessary remediation costs that SIGECO may accrue under the VRP program. While the total costs that may be incurred in connection with addressing these sites cannot be determined at this time, SIGECO has recorded costs that it reasonably expects to incur totaling approximately $5.9 million. With respect to insurance coverage, SIGECO has received and recorded settlements from insurance carriers in an aggregate amount approximating the costs it expects to incur. Environmental matters related to manufactured gas plants have had no material impact on the results of operations or financial condition since costs recorded to date approximate insurance settlement recoveries. While SIGECO has recorded all costs which it presently expects to incur in connection with activities at these sites, it is possible that future events may require some level of additional remedial activities which are not presently foreseen.

Rate & Regulatory Matters

Vectren South (Southern Indiana Gas & Electric) Base Rate Filing

On September 1, 2006, Vectren Energy Delivery of Indiana, Inc. filed a petition with the IURC to adjust its electric and gas base rates in its South service territory. In its petition, Vectren seeks to increase its rates by approximately $77 million to recover the nearly $120 million additional investment in electric utility infrastructure since its last base rate increase in 1995 that is not currently included in rates charged to customers. The increase in rates is also required to support system growth, maintenance, and reliability as well as to recover costs deferred under previous IURC rate orders.

In addition, Vectren seeks to increase its base (non-gas cost) rates by approximately $10 million to cover the ongoing cost of operating and maintaining its natural gas distribution and storage system.  In the Company’s 2004 gas rate adjustment petition, it’s first such petition since 1995, Vectren requested a $14.7 million increase but settled the case for $5.7 million.  Since 1995, the Company's investment in its natural gas delivery infrastructure has increased more than $30 million.

These filings begin a process that may conclude in the late summer or early fall of 2007 and will include public hearings.

IGCC Certificate of Public Convenience and Necessity

On September 7, 2006, Vectren Energy Delivery of Indiana and Duke Energy Indiana, Inc. filed with the IURC a joint petition for a Certificate of Public Convenience and Necessity (CPCN) for the construction of new electric capacity. Specifically, Vectren requested the IURC approve its construction and ownership of up to 20% of the Integrated Gasification Combined Cycle (IGCC) project. Vectren's CPCN filing also seeks timely recovery of its 20% portion of the project's construction costs as well as operation and maintenance costs and additional incentives available for the construction of clean coal technology. Initial studies of plant design have already begun, and if the project moves forward as currently designed, plant construction is expected to begin in 2007 and continue through 2011.

Ohio and Indiana Lost Margin Recovery/Conservation Filings

In 2005, the Company filed conservation programs and conservation adjustment trackers in Ohio and Indiana designed to help customers conserve energy and reduce their annual gas bills. The programs would allow the Company to recover costs of promoting the conservation of natural gas through conservation trackers that work in tandem with a lost margin recovery mechanism. This mechanism is designed to allow the Company to recover the distribution portion of its rates from residential and commercial customers based on the level of customer revenues established in each utility’s last general rate case.

Ohio
In 2006, a settlement agreement between the Office of the Ohio Consumers Counsel (OCC), the Ohio Partners for Affordable Energy and the Company that provided for at least two years of comprehensive energy efficiency programs for Ohio customers was filed with the PUCO. On September 13, 2006, the PUCO approved the conservation proposal but modified the settlement. It established a two year, $2 million total, low-income conservation program to be paid by the Company and a sales reconciliation rider intended to be a recovery mechanism for the difference between the revenues actually collected by the Company and the revenues approved in the Company’s most recent rate case. The OCC has filed a petition for rehearing. The Company is proceeding to implement this order, which is effective for periods beginning October 1, 2006.

Indiana
In 2006, the Company and the Indiana Office of Utility Consumer Counselor (OUCC) filed a settlement agreement with the Indiana Utility Regulatory Commission (IURC) that provides for a 5 year energy efficiency program to be implemented. If approved, the settlement would allow Vectren to recover the costs of promoting the conservation of natural gas through conservation trackers that work in tandem with a lost margin recovery mechanism that would provide for recovery of 85% of the difference between revenues actually collected by the Company and the revenues approved in the Company’s most recent rate case. A hearing before the IURC occurred on July 18, post hearing briefs were completed in August, and an order is anticipated in the fourth quarter of 2006.

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

VEDO filed its request for rehearing on July 14, 2005, and on August 10, 2005, the PUCO granted rehearing to further consider the $3.8 million portfolio administration issue and all interest on the findings, but denied rehearing on all other aspects of the case. On October 7, 2005, the Company filed an appeal with the Ohio Supreme Court requesting that the $4.5 million disallowance related to the winter delivery service issue be reversed. On December 21, 2005, the PUCO granted in part VEDO’s rehearing request, and reduced the $3.8 million disallowance related to portfolio administration to $1.98 million. The Company has appealed the $1.98 million disallowance to the Ohio Supreme Court as well. Briefings of all matters were completed by July 31, 2006, and oral argument will occur in November 2006.

With respect to the most recent GCR audit covering the period of November 1, 2002 through October 31, 2005, the PUCO staff recommended a disallowance of approximately $830,000 related solely to the retention of a reserve margin for the winter of 2002/2003. The Company had previously reserved for this result given the June 2005 PUCO order. VEDO is contesting the disallowance, and a hearing will occur in November 2006.

As a result of the June 2005 PUCO order, the Company has established an annual bidding process for VEDO’s gas supply and portfolio administration services. Since November 1, 2005, the Company has used a third party provider for these services.

Commodity Prices
Commodity prices for natural gas purchases have remained above historic levels and have become more volatile. Subject to compliance with applicable state laws, the Company's utility subsidiaries are allowed recovery of such changes in purchased gas costs from their retail customers through commission-approved gas cost adjustment mechanisms, and margin on gas sales are not expected to be impacted. Nevertheless, it is possible regulators may disallow recovery of a portion of gas costs for a variety of reasons, including, but not limited to, a finding by the regulator that natural gas was not prudently procured. In addition, as a result of this near term change in the natural gas commodity price, the Company’s utility subsidiaries have been experiencing, and may continue to experience, changes in interest expense due to volatile working capital requirements; changes in uncollectible accounts expense and unaccounted for gas; and some level of price sensitive variability in volumes sold or delivered.

Results of Operations of the Nonregulated Group

The Nonutility Group is comprised of three primary business areas: Energy Marketing and Services, Coal Mining, and Energy Infrastructure Services. Energy Marketing and Services markets natural gas and provides energy management services. Coal Mining mines and sells coal. Energy Infrastructure Services provides underground construction and repair and energy performance contracting services. In addition, there are other businesses that generate synfuel tax credits relating to the production of coal-based synthetic fuels and invest in broadband communication services, energy-related opportunities, real estate, and leveraged leases, among other activities. The Nonutility Group supports the Company’s regulated utilities pursuant to service contracts by providing natural gas supply services, coal, infrastructure services, and other services. Nonutility Group earnings for the three and nine months ended September 30, 2006 and 2005, follow:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In millions, except per share amounts)	2006	2005	2006	2005

NET INCOME	$5.5	$8.5	$16.9	$23.1

CONTRIBUTION TO VECTREN BASIC EPS	$0.07	$0.11	$0.23	$0.31
NET INCOME (LOSS) ATTRIBUTED TO:
Energy Marketing & Services	$(0.2)	$3.0	$13.0	$11.1
Coal Mining	1.6	1.6	4.3	4.2
Energy Infrastructure	3.6	1.3	3.2	(0.6)
Synfuel-related results	0.6	3.3	(3.7)	9.8
Other Businesses	(0.1)	(0.7)	0.1	(1.4)

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

ProLiance has not provided gas supply/portfolio administration services to VEDO since October 31, 2005.  In response to a June 2005 PUCO order, VEDO solicited bids for those services and has selected a third party provider under one year contracts since October 31, 2005.

Vectren Retail, LLC (d/b/a Vectren Source), a wholly owned subsidiary, provides natural gas and other related products and services in the Midwest and Southeast United States to nearly 150,000 customers opting for choice among energy providers. Vectren Source began serving choice customers in 2002.

Net income generated by Energy Marketing and Services for the nine months ended September 30, 2006, was $13.0 million compared to $11.1 million in 2005. The gas marketing operations, performed through ProLiance, provided the majority of the year to date earnings contribution, totaling $14.9 million, an increase of $1.5 million compared to the prior year. The increase in earnings in 2006 compared to 2005 was made possible by storage transactions and continued volatility in the natural gas market and is somewhat offset by higher allocated interest costs. ProLiance’s quarterly earnings of $2.4 million are $2.5 million lower than the prior year. The prior year’s quarterly earnings were increased significantly due to larger spreads between financial and physical markets. Those spreads resulted from market disruptions caused by Gulf Coast hurricanes.

For the nine months ended September 30, 2006, Vectren Source’s loss totaled $0.1 million compared to a loss of $0.6 million in 2005. Through September 30, 2006, Vectren Source added approximately 35,000 customers compared to the prior year period, bringing its total customer base to nearly 150,000. During the quarter, Vectren Source incurred a seasonal loss of $1.9 million in 2006 compared to a loss of $0.9 million in the prior year. The higher loss is primarily due to increased marketing costs.

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

In early 2005, a jury trial commenced and on February 10, 2005, the jury returned a verdict largely in favor of Huntsville Utilities and awarded Huntsville Utilities compensatory damages of $8.2 million and punitive damages of $25.0 million. The jury rejected Huntsville Utilities’ claim of conversion. The jury also rejected a counter claim by ProLiance for payment of amounts due from Huntsville Utilities. Following that verdict, there were a number of issues presented to the judge for resolution. Huntsville made a claim under federal law that it was entitled to have the compensatory damage award trebled. The judge rejected that request. ProLiance made a claim against Huntsville for unjust enrichment, which was also rejected by the judge. The judge also determined that attorneys’ fees and prejudgment interest are owed by ProLiance to Huntsville Utilities. The verdict, as affected by the judge’s subsequent rulings, totals $38.9 million, and ProLiance has posted an appeal bond for that estimated amount. ProLiance’s management believed there were reasonable grounds for appeal that offer a basis for reversal of the entire verdict, and initiated the appeal process on July 26, 2005. The appeal was fully briefed on April 27, 2006, and was heard by the 11th Circuit Court of Appeals in Atlanta, Georgia in early October 2006. While there is not a specified time within which the Circuit Court must act, it is expected that at the earliest, the case will be decided late in 2006.  In addition, in accordance an order of the Circuit Court of Appeals, there is also an ongoing mediation process with repect to this proceeding.

While it is reasonably possible that a liability has been incurred by ProLiance, it is not possible to predict the ultimate outcome of an appeal of the verdict. ProLiance recorded a reserve of $3.9 million as of December 31, 2004, reflective of their assessment of the lower end of the range of potential exposure on certain issues identified in the case and inclusive of estimated ongoing litigation costs. As of September 30, 2006, the reserve is $3.3 million, which reflects the payment of some legal fees. Amounts due from Huntsville Utilities were fully reserved by ProLiance in 2003.

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

Mining Operations’ year to date and quarterly earnings were generally flat compared to the prior year. Higher revenue and tax benefits from depletion have been offset by unfavorable geologic conditions, the rising costs of commodities used in operations, and high sulfur content.

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

Energy Infrastructure Services

Energy Infrastructure Services provides energy performance contracting operations through Energy Systems Group, LLC (ESG); underground construction and repair to gas, water, and telecommunications infrastructure through Miller Pipeline (Miller).

For the three months ended September 30, 2006, Infrastructure’s operations contributed earnings of $3.6 million, an increase of $2.3 million compared to the prior year. Infrastructure’s 2006 year to date results totaled $3.2 million, a $3.8 million increase compared to the prior year. The significant increases in earnings are due primarily to monetizing backlog at ESG and the recent acquisition of Duke Energy’s ownership interest in Miller Pipeline.

Other Businesses

The Other Businesses Group includes a variety of operations and investments including investments in Broadband and the Haddington Energy Partnerships (Haddington). Broadband invests in communication services, such as cable television, high-speed internet, and advanced local and long distance phone services. The earnings contribution from Other Businesses increased $0.6 million during the quarter and $1.5 million year to date primarily as a result of lower allocated interest expense.

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

In August 2006, SIGECOM’s majority owner and the Company agreed to sell their interests in SIGECOM to WideOpenWest, LLC. The transaction is expected to close during the fourth quarter of 2006; however, all proceeds may not be transferred until 2007 due to certain contingencies. Due to these contingencies, the Company is not able to estimate the impact the transaction may have on its operating results but currently believes the sale proceeds should approximate the book value of its investments, which as of September 30, 2006, total $46.0 million.

Synfuels-Related Results

Pace Carbon Synfuels, LP (Pace Carbon) is a Delaware limited partnership formed to develop, own, and operate four projects to produce and sell coal-based synthetic fuel (synfuel) utilizing Covol technology.  The Company has an 8.3 percent interest in Pace Carbon which is accounted for using the equity method of accounting.  In addition, Vectren Fuels, Inc., a wholly owned subsidiary involved in coal mining, receives processing fees from a synfuel producer unrelated to Pace Carbon for a portion of its coal production.  Under current tax laws, these synfuel related credits and fees end after 2007.

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

On July 18, 2006, the Company suspended its participation in the production of synthetic fuel due to the high price of oil and uncertainty of federal legislation that might favorably affect the reference price of oil governing the phase out of synfuel tax credits.  Consistent with that decision to suspend participation, the Company impaired its investment in Pace Carbon and expensed funding requirements estimated at that time.  Charges approximating $9.5 million, or $5.7 million after tax, were recorded in Other-net in the second quarter of 2006.  The Company has executed oil futures that reflect a 65 percent phase out for tax credits generated prior to July 18.

Due to a recent decline in oil prices, the Company resumed participation in synthetic fuel production on October 5, 2006. Any future funding requirement associated with production after October, 5, 2006, will be expensed in the period it becomes known and estimable. The Company has executed oil futures that reflect a 35 percent phase out for tax credits expected to be generated for the remainder of 2006.

For the nine months ended September 30, 2006, synfuel-related activity, inclusive of the expected phase out of tax credits, the impairment of synfuel-related assets, the related hedging activity, and estimated impact of insurance contracts, resulted in losses of $3.7 million. In 2005, synfuel-related earnings totaled $9.8 million. For the three months ended September 30, 2006 and 2005, synfuel-related earnings totaled $0.6 million and $3.3 million, respectively.

The Company expects synfuel-related operations to produce a loss of $0.03 per share to $0.04 per share related to 2006 production, and the Company is in the process of hedging 2007 expected production.

Impact of Recently Issued Accounting Guidance

SFAS No. 158

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158).  This statement requires an employer to recognize the overfunded or underfunded status of defined benefit pension plans and postretirement plans (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position and requires disclosure in the notes to financial statements certain additional information related to net periodic benefit cost for the next fiscal year. SFAS 158 defines the funded status of a defined benefit plan as its assets less its projected benefit obligation and defines the funded status of a postretirement plan as its assets less its accumulated postretirement benefit obligation. Calendar year-end companies such as Vectren are required to adopt the recognition and disclosure provisions of FAS 158 as of December 31, 2006. The measurement date provisions are not required to be adopted until 2008. The Company is currently assessing the impact this statement will have on its financial statements and results of operations.

SFAS No. 157

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; however, the standard will impact how other fair value based GAAP is applied. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years with early adoption encouraged. The Company is currently assessing the impact this statement will have on its financial statements and results of operations.

FIN 48

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48) “Accounting for Uncertainty in Income Taxes” an interpretation of SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in an income tax return. FIN 48 also provides guidance related to reversal of tax positions, balance sheet classification, interest and penalties, interim period accounting, disclosure and transition. The interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact this interpretation will have on its financial statements and results of operations.

Financial Condition

Within Vectren’s consolidated group, Utility Holdings funds the short-term and long-term financing needs of the Utility Group, and Vectren Capital Corp. (Vectren Capital) funds short-term and long-term financing needs of the Nonutility Group and corporate operations. Vectren Corporation guarantees Vectren Capital’s debt, but does not guarantee Utility Holdings’ debt. Vectren Capital’s long-term and short-term obligations outstanding at September 30, 2006, totaled $200.0 million and $104.6 million, respectively. Utility Holdings’ outstanding long-term and short-term borrowing arrangements are jointly and severally guaranteed by Indiana Gas, SIGECO, and VEDO. Utility Holdings’ long-term and short-term obligations outstanding at September 30, 2006, totaled $700.0 million and $227.6 million, respectively. Additionally, prior to Utility Holdings’ formation, Indiana Gas and SIGECO funded their operations separately, and therefore, have long-term debt outstanding funded solely by their operations.

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

The credit ratings on outstanding senior unsecured debt of Utility Holdings and Indiana Gas, at September 30, 2006, are A-/Baa1 as rated by Standard and Poor's Ratings Services (Standard and Poor’s) and Moody’s Investors Service (Moody’s), respectively. SIGECO's credit ratings on outstanding secured debt are A/A3. Utility Holdings’ commercial paper has a credit rating of A-2/P-2. The current outlook of both Moody’s and Standard and Poor’s is stable. These ratings and outlooks have not changed since December 31, 2005. A security rating is not a recommendation to buy, sell, or hold securities. The rating is subject to revision or withdrawal at any time, and each rating should be evaluated independently of any other rating. Standard and Poor’s and Moody’s lowest level investment grade rating is BBB- and Baa3, respectively.

The Company’s consolidated equity capitalization objective is 45-55% of long-term capitalization. This objective may have varied, and will vary, depending on particular business opportunities, capital spending requirements, execution of long-term financing plans and seasonal factors that affect the Company’s operations. The Company’s equity component was 47% and 48% of long-term capitalization at September 30, 2006, and December 31, 2005, respectively. Long-term capitalization includes long-term debt, including current maturities and debt subject to tender, as well as common shareholders’ equity and any outstanding preferred stock.

The Company expects the majority of its capital expenditures, investments, and debt security redemptions to be provided by internally generated funds. However, due to significant capital expenditures and expected growth in nonutility operations, the Company may require additional permanent financing.

Utility Holdings 2006 Transactions

In October 2006, Utility Holdings issued $100 million in 5.95% senior unsecured notes due October 1, 2036 (2036 Notes). The 30-year notes were priced at par. The 2036 Notes are guaranteed by Indiana Gas Company, Inc., Southern Indiana Gas and Electric Company and Vectren Energy Delivery of Ohio, Inc.

The 2036 Notes have no sinking fund requirements, and interest payments are due quarterly. The notes may be called by Utility Holdings, in whole or in part, at any time on or after October 1, 2011, at 100% of principal amount plus accrued interest. During the first and second quarters of 2006, Utility Holdings entered into several interest rate hedges with a $100 million notional amount. Upon issuance of the notes, these instruments were settled resulting in the payment of approximately $3.3 million, which was recorded as a Regulatory asset pursuant to existing regulatory orders. The value paid is being amortized as an increase to interest expense over the life of the issue.

The net proceeds from the sale of the 2036 Notes and settlement of the hedging arrangements totaled approximately $92.8 million. These proceeds were used to repay most of the $100 million outstanding balance of Utility Holdings’ 7.25% Senior Notes originally due October 15, 2031. These notes were redeemed on October 19, 2006 at par plus accrued interest.

Sources & Uses of Liquidity

Operating Cash Flow

The Company’s primary and historical source of liquidity to fund working capital requirements has been cash generated from operations. Cash flow from operating activities was relatively flat during the nine months ended September 30, 2006, compared to 2005. Net income before non-cash charges of $215.9 million increased $10.2 million compared to the prior year. Distributions from equity method investments, which principally consist of dividends from ProLiance, and includes a $10.4 million special dividend from ProLiance in 2006, increased $24.5 million compared to 2005. However, cash generated by working capital changes decreased $10.3 million period over period, due in part to higher gas costs. Cash used for other assets and liabilities increased $20.9 million compared to 2005, due in part to increased regulatory assets, increased contributions to long-term benefit plans, and increased utility plant removal costs.

Financing Cash Flow

Although working capital requirements are generally funded by cash flow from operations, the Company uses short-term borrowings to supplement working capital needs when accounts receivable balances are at their highest and gas storage is refilled. Additionally, short-term borrowings are required for capital projects and investments until they are permanently financed.

The year over year change in financing cash flow is primarily a function of changes in short term borrowings. In 2006, short-term borrowings have been required to fund the increased investing activities noted below.

Investing Cash Flow

Cash flow required for investing activities was $239.7 million for the nine months ended September 30, 2006, an increase of $85.7 million over the prior year. The increase is attributable to increased capital expenditures, including environmental compliance projects and electric transmission projects. Other investing activities also include the acquisition of the remaining 50% interest in Miller Pipeline Company, which was accounted for using the equity method prior to July 1, 2006, and advanced coal mining royalty payments related to new mines.

Available Sources of Liquidity

At September 30, 2006, the Company has $794.0 million of short-term borrowing capacity, including $520.0 million for the Utility Group and $274.0 million for the consolidated Nonutility Group and corporate operations, of which approximately $292.4 million is available for the Utility Group operations and approximately $169.4 million is available for the wholly owned Nonutility Group and corporate operations.

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

Potential Uses of Liquidity

Planned Capital Expenditures & Investments

Investments in nonregulated unconsolidated affiliates and total company capital expenditures for the remainder of 2006 are estimated to be approximately $111.2 million.

Other Guarantees and Letters of Credit

Vectren Corporation issues guarantees to third parties on behalf of its unconsolidated affiliates. Such guarantees allow those affiliates to execute transactions on more favorable terms than the affiliate could obtain without such a guarantee. Guarantees may include posted letters of credit, leasing guarantees, and performance guarantees. As of September 30, 2006, guarantees issued and outstanding on behalf of unconsolidated affiliates approximated $3.2 million. The Company has accrued no liabilities for these guarantees as they were issued on behalf of a related party.

In 2006, the Company issued a guarantee with an approximate $5 million maximum risk related to the residual value of an operating lease that expires in 2011. As of September 30, 2006, Vectren Corporation has a liability representing the fair value of the guarantee of approximately $0.1 million. Liabilities accrued for, and activity related to, product warranties are not significant.

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

ITEM 4. CONTROLS AND PROCEDURES

Changes in Internal Controls over Financial Reporting

During the quarter ended September 30, 2006, there have been no changes to the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of September 30, 2006, the Company conducted an evaluation under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness and the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures, as defined by Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act), are effective at providing reasonable assurance that material information relating to the Company required to be disclosed by the Company in its filings under the Exchange Act is brought to their attention on a timely basis.

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

ITEM 1A. RISK FACTORS

Other than the risk factors presented below, these risks are not significantly different from the information set forth in Item 1A Risk Factors included in the Vectren 2005 Form 10-K and are therefore not presented herein.

Catastrophic events could adversely affect our facilities and operations.

Catastrophic events such as fires, explosions, floods, earthquakes, terrorist acts or other similar occurrences could adversely affect our facilities and operations.

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

On July 18, 2006, the Company suspended its participation in the production of synthetic fuel due to the high price of oil and uncertainty of federal legislation that might favorably affect the reference price of oil governing the phase out of synfuel tax credits.  Consistent with that decision to suspend participation, the Company impaired its investment in Pace Carbon and expensed funding requirements estimated at that time.  Charges approximating $9.5 million, or $5.7 million after tax, were recorded in Other-net in the second quarter of 2006. The Company has executed oil futures that reflect a 65 percent phase out for tax credits generated prior to July 18.

Due to a recent decline in oil prices, the Company resumed participation in synthetic fuel production on October 5, 2006. Any future funding requirement associated with production after October, 5, 2006, will be expensed in the period it becomes known and estimable. The Company has executed oil futures that reflect a 35 percent phase out for tax credits expected to be generated for the remainder of 2006.

The Company expects synfuel-related operations to produce a loss of $0.03 per share to $0.04 per share related to 2006 production, and the Company is in the process of hedging 2007 expected production.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Periodically, the Company purchases shares from the open market to satisfy share requirements associated with the Company’s share-based compensation plans. The following chart contains information regarding open market purchases made by the Company to satisfy share-based compensation requirements during the quarter ended September 30, 2006.

			Total Number of	Maximum Number
	Number of		Shares Purchased as	of Shares That May
	Shares	Average Price	Part of Publicly	Be Purchased Under
Period	Purchased	Paid Per Share	Announced Plans	These Plans
July 1-31	-	-	-	-
August 1-31	39,792	27.11	-	-
September 1-30	43,100	26.51	-	-

ITEM 6. EXHIBITS

Exhibits and Certifications

Exhibits

3.1
Amended and Restated Articles of Incorporation of Vectren Corporation effective March 31, 2000. (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed April 14, 2000, File No. 1-15467)

3.2	Amended and Restated Code of By-Laws of Vectren Corporation as of October 1, 2006, filed herewith

4.3 Form of Fifth Supplemental Indenture, among Vectren Utility Holdings, Inc., Indiana Gas Company, Inc., Southern Indiana Gas and Electric Company, Vectren Energy Delivery of Ohio, Inc., and U.S. Bank Trust National Association. (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated October 16, 2006, File No. 1-16739)

Certifications

    31.1 Certification Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer

31.2 Certification Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer

32 Certification Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VECTREN CORPORATION Registrant

November 2, 2006	/s/ Jerome A. Benkert, Jr.
Jerome A. Benkert, Jr.
Executive Vice President &
Chief Financial Officer
(Principal Financial Officer)

/s/ M. Susan Hardwick
M. Susan Hardwick
Vice President & Controller
(Principal Accounting Officer)