Form 10-Q
period 2007-05-04
VECTREN CORP
filed 2007-05-04
CIK 1096385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes □ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒ Accelerated filer □ Non-accelerated filer □

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
□ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock- Without Par Value	76,500,320	April 30, 2007
Class	Number of Shares	Date

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
MMBTU: millions of British thermal units

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VECTREN CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited - In millions)

	March 31,	December 31,
	2007	2006

ASSETS

Current Assets
Cash & cash equivalents	$16.9	$32.8
Accounts receivable - less reserves of $4.2 &
$3.3, respectively	252.6	198.6
Accrued unbilled revenues	98.9	146.5
Inventories	79.0	163.5
Recoverable fuel & natural gas costs	2.2	1.8
Prepayments & other current assets	58.9	172.7
Total current assets	508.5	715.9

Utility Plant
Original cost	3,854.4	3,820.2
Less: accumulated depreciation & amortization	1,451.1	1,434.7
Net utility plant	2,403.3	2,385.5

Investments in unconsolidated affiliates	194.3	181.0
Other investments	74.0	74.5
Nonutility property - net	301.0	294.4
Goodwill - net	238.0	237.8
Regulatory assets	158.4	163.5
Other assets	39.4	39.0
TOTAL ASSETS	$3,916.9	$4,091.6

The accompanying notes are an integral part of these consolidated condensed financial statements.

VECTREN CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited - In millions)

	March 31,	December 31,
	2007	2006

LIABILITIES & SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$104.5	$180.0
Accounts payable to affiliated companies	64.6	89.9
Refundable fuel & natural gas costs	41.2	35.3
Accrued liabilities	222.6	147.2
Short-term borrowings	272.5	464.8
Current maturities of long-term debt	24.3	24.2
Long-term debt subject to tender	20.0	20.0
Total current liabilities	749.7	961.4

Long-term Debt - Net of Current Maturities &
Debt Subject to Tender	1,208.2	1,208.0

Deferred Income Taxes & Other Liabilities
Deferred income taxes	234.3	260.7
Regulatory liabilities	294.6	291.1
Deferred credits & other liabilities	207.1	195.8
Total deferred credits & other liabilities	736.0	747.6

Minority Interest in Subsidiary	0.4	0.4

Commitments & Contingencies (Notes 8-12)

Common Shareholders' Equity
Common stock (no par value) – issued & outstanding
76.5 and 76.1, respectively	531.4	525.5
Retained earnings	689.7	643.6
Accumulated other comprehensive income	1.5	5.1
Total common shareholders' equity	1,222.6	1,174.2

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$3,916.9	$4,091.6

The accompanying notes are an integral part of these consolidated condensed financial statements.

VECTREN CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited - In millions, except per share data)

	Three Months Ended March 31,
	2007	2006
OPERATING REVENUES
Gas utility	$584.1	$572.7
Electric utility	108.1	105.2
Nonutility revenues	141.8	96.6
Total operating revenues	834.0	774.5
OPERATING EXPENSES
Cost of gas sold	424.5	429.0
Cost of fuel & purchased power	40.6	38.1
Cost of nonutility revenues	96.4	78.4
Other operating	106.5	72.8
Depreciation & amortization	45.7	41.6
Taxes other than income taxes	24.7	23.1
Total operating expenses	738.4	683.0
OPERATING INCOME	95.6	91.5
OTHER INCOME
Equity in earnings of unconsolidated affiliates	22.2	13.7
Other income – net	7.4	2.1
Total other income	29.6	15.8

INTEREST EXPENSE	25.0	23.8

INCOME BEFORE INCOME TAXES	100.2	83.5

INCOME TAXES	30.1	25.9

NET INCOME	$70.1	$57.6

AVERAGE COMMON SHARES OUTSTANDING	75.8	75.7
DILUTED COMMON SHARES OUTSTANDING	76.5	76.1

EARNINGS PER SHARE OF COMMON STOCK:
BASIC	$0.92	$0.76
DILUTED	$0.92	$0.76

DIVIDENDS DECLARED PER SHARE OF
COMMON STOCK	$0.32	$0.31

The accompanying notes are an integral part of these consolidated condensed financial statements.

VECTREN CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited - In millions)

	Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$70.1	$57.6
Adjustments to reconcile net income to cash from operating activities:
Depreciation & amortization	45.7	41.6
Deferred income taxes & investment tax credits	1.5	2.1
Equity in earnings of unconsolidated affiliates	(22.2)	(13.7)
Provision for uncollectible accounts	5.4	4.7
Expense portion of pension & postretirement periodic benefit cost	2.4	2.7
Other non-cash charges - net	0.2	0.8
Changes in working capital accounts:
Accounts receivable & accrued unbilled revenue	(11.8)	91.9
Inventories	84.5	58.9
Recoverable/refundable fuel & natural gas costs	5.5	21.8
Prepayments & other current assets	69.5	30.9
Accounts payable, including to affiliated companies	(95.3)	(170.5)
Accrued liabilities	58.0	54.4
Unconsolidated affiliate dividends	6.8	23.9
Changes in noncurrent assets	4.3	(1.4)
Changes in noncurrent liabilities	(9.4)	1.0
Net cash flows from operating activities	215.2	206.7
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from:
Long-term debt	0.1	-
Stock option exercises & other	5.8	-
Requirements for:
Dividends on common stock	(23.9)	(23.1)
Net change in short-term borrowings	(192.3)	(137.1)
Net cash flows from financing activities	(210.3)	(160.2)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from:
Unconsolidated affiliate distributions	10.7	-
Other collections	35.8	0.7
Requirements for:
Capital expenditures, excluding AFUDC equity	(67.2)	(54.1)
Unconsolidated affiliate investments	(0.1)	(3.6)
Other investments	-	(0.3)
Net cash flows from investing activities	(20.8)	(57.3)
Net change in cash & cash equivalents	(15.9)	(10.8)
Cash & cash equivalents at beginning of period	32.8	20.4
Cash & cash equivalents at end of period	$16.9	$9.6

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

The interim consolidated condensed financial statements included in this report have been prepared by the Company, without audit, as provided in the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted as provided in such rules and regulations. The Company believes that the information in this report reflects all adjustments necessary to fairly state the results of the interim periods reported. These consolidated condensed financial statements and related notes should be read in conjunction with the Company’s audited annual consolidated financial statements for the year ended December 31, 2006, filed February 16, 2007, on Form 10-K. Because of the seasonal nature of the Company’s utility operations, the results shown on a quarterly basis are not necessarily indicative of annual results.

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

3.	Comprehensive Income

Comprehensive income consists of the following:

	Three Months Ended March 31,
(In millions)	2007	2006
Net income	$70.1	$57.6
Comprehensive income (loss) of unconsolidated affiliates	(6.5)	7.5
Cash flow hedges
Unrealized gains(losses)	0.1	0.7
Reclassifications to net income	0.3	(5.2)
Income tax benefit (expense)	2.5	(1.4)
Total comprehensive income	$66.5	$59.2

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

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share assumes the conversion of stock options into common shares and settlement in shares of an equity forward contract (see Note 8), using the treasury stock method, as well as the conversion of restricted shares using the contingently issuable shares method, to the extent the effect would be dilutive.

The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended March 31,
(In millions, except per share data)	2007	2006

Numerator:
Numerator for basic and diluted EPS - Net income	$70.1	$57.6

Denominator:
Denominator for basic EPS - Weighted average
common shares outstanding	75.8	75.7
Equity forward dilution effect	0.1	-
Conversion of stock options and lifting of
restrictions on issued restricted stock	0.6	0.4
Denominator for diluted EPS - Adjusted weighted
average shares outstanding and assumed
conversions outstanding	76.5	76.1

Basic earnings per share	$0.92	$0.76
Diluted earnings per share	$0.92	$0.76

For the three months ended March 31, 2007, all options were dilutive. For the three months ended March 31, 2006, options to purchase an additional 2,894 shares of the Company’s common stock were outstanding, but were not included in the computation of diluted earnings per share because their effect would be antidilutive. The exercise price for these options was $27.15.

5.	Excise and Utility Receipts Taxes

Excise taxes and a portion of utility receipts taxes are included in rates charged to customers. Accordingly, the Company records these taxes received as a component of operating revenues, which totaled $18.0 million and $17.2 million at March 31, 2007 and 2006, respectively. Expenses associated with excise and utility receipts taxes are recorded as a component of Taxes other than income taxes.

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

Net Periodic Benefit Cost
A summary of the components of net periodic benefit cost follows:

	Three Months Ended March 31,
	Pension Benefits		Other Benefits
(In millions)	2007	2006	2007	2006
Service cost	$1.4	$1.5	$0.1	$0.1
Interest cost	3.7	3.5	1.0	0.9
Expected return on plan assets	(3.6)	(3.4)	(0.1)	(0.1)
Amortization of prior service cost	0.4	0.5	(0.2)	(0.2)
Amortization of transitional obligation	-	-	0.3	0.3
Amortization of actuarial loss	0.4	0.6	-	-
Net periodic benefit cost	$2.3	$2.7	$1.1	$1.0

Employer Contributions to Qualified Pension Plans
Currently, the Company expects to contribute approximately $8.4 million to its pension plan trusts for 2007. Through March 31, 2007, contributions of $1.3 million have been made to the pension plan trusts.

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

Transactions with ProLiance
The Company, including its retail gas supply operations, contracted for approximately 80% and 79% of its natural gas purchases through ProLiance during the quarters ended March 31, 2007 and 2006, respectively. Purchases from ProLiance for resale and for injections into storage for the three months ended March 31, 2007 and 2006 totaled $272.8 million and $290.9 million, respectively. Amounts owed to ProLiance at March 31, 2007, and December 31, 2006, for those purchases were $58.2 million and $84.8 million, respectively, and are included in Accounts payable to affiliated companies. Amounts charged by ProLiance for gas supply services are established by supply agreements with each utility.

Summarized Financial Information
Summarized financial information related to ProLiance is presented below:

	Three Months Ended March 31,
(In millions)	2007	2006
Summarized statement of income information:
Revenues	$768.5	$975.8
Margin	50.1	43.3
Operating income	42.9	33.4
ProLiance's earnings	44.3	33.4

	As of March 31,	As of December 31,
(In millions)	2007	2006
Summarized balance sheet information:
Current assets	$502.4	$652.4
Noncurrent assets	42.1	41.5
Current liabilities	279.6	452.2
Noncurrent liabilities	5.9	5.7
Equity	259.0	236.0

ProLiance’s operating results, which are included in Equity in earnings of unconsolidated affiliates, were $27.0 million and $20.4 million at March 31, 2007 and 2006, respectively. Vectren’s share of ProLiance’s earnings, after income taxes and allocated interest expense, was $15.2 million and $11.3 million for the three months ended March 31, 2007 and 2006, respectively. ProLiance’s operating results met certain thresholds described in Regulation S-X, paragraph 3.09, as promulgated by the SEC.

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

The Internal Revenue Service has issued private letter rulings, which concluded that the synthetic fuel produced at the Pace Carbon facilities should qualify for tax credits.  The IRS has completed tax audits of Pace Carbon for the years 1998 through 2001 without challenging tax credit calculations.  As a partner in Pace Carbon, Vectren has reflected synfuel tax credits in its consolidated results from inception through March 31, 2007, of approximately $106 million, of which approximately $96 million have been generated since 2001. To date, Vectren has been in a position to utilize or carryforward substantially all of the credits generated. Primarily from the use of these credits, the Company generated an Alternative Minimum Tax (AMT) credit carryforward. The Company has an accumulated AMT credit carryforward of approximately $42 million at March 31, 2007.

Synfuel tax credits are only available when the price of oil is less than a base price specified by the Internal Revenue Code, as adjusted for inflation.  The current forward price curve indicates that a phase out of synfuel tax credits in 2007 may occur. However, in the fourth quarter of 2006, the Company purchased oil contracts with a notional amount of 2.8 million barrels, which approximates the Company’s expected 2007 synfuel production, to mitigate 2007 phase out risk. The mark to market gain associated with these contracts totaled $0.7 million during the three months ended March 31, 2007 and is reflected in Other-net.

The investment in Pace Carbon resulted in losses reflected in Equity in earnings of unconsolidated affiliates totaling $5.2 million in 2007 and $5.9 million in 2006. Synfuel related results, inclusive of those losses and their related tax benefits as well as the tax credits and mark to market activity, were earnings of $3.4 million in 2007 and $0.7 million in 2006.

9.	Common Stock Offering

In February 2007, the Company sold 4.6 million authorized but previously unissued shares of its common stock to a group of underwriters in an SEC-registered primary offering at a price of $28.33 per share. The transaction generated proceeds, net of underwriting discounts and commissions, of approximately $125.7 million. The Company executed an equity forward sale agreement (equity forward) in connection with the offering, and therefore, did not receive proceeds at the time of the equity offering. The equity forward allows the Company to price an offering under market conditions existing at that time, and to better match the receipt of the offering proceeds and the associated share dilution with the implementation of new electric service territory base rates which provide a return on the new equity employed. The offering proceeds, when and if received, will be used to permanently finance primarily electric utility capital expenditures.

In connection with the equity forward, an affiliate of one of the underwriters (the forward seller), at the Company's request, borrowed an equal number of shares of the Company's common stock from institutional stock lenders and sold those borrowed shares to the public in the primary offering. The Company did not receive any proceeds at the time of the offering, but will receive an amount equal to the net proceeds from that sale, subject to certain adjustments defined in the equity forward, upon full share settlement of the equity forward. The Company will only receive such proceeds if it elects to fully settle the equity forward by delivering shares.

Except in specified circumstances or events that would require share settlement, the Company may elect to settle the equity forward in shares or in cash. If the Company elects to settle in shares, the maximum number of shares deliverable by the Company is 4.6 million shares. If the Company elects to settle in cash, an affiliate of one of the underwriters (the forward purchaser) would purchase shares in the market and return those shares to the stock lenders. The Company will either owe or be owed funds depending upon the Company's average share price during the "unwind period" defined in the equity forward in relation to the equity forward's contracted price. Generally, if the equity forward's contracted price is lower than average share price during the "unwind period", then the Company would owe cash; and if the average share price during the "unwind period" is less than the equity forward's contracted price, the Company would receive cash.  Proceeds received or paid when the equity forward is settled will be recorded in Common Shareholders' Equity, even if settled in cash. The equity forward must be settled prior to February 28, 2009.

If the equity forward had been settled by delivery of shares at March 31, 2007, the Company would have received approximately $126 million for the 4.6 million shares. If the Company had elected to settle the equity forward in cash at March 31, 2007, the Company estimates it would have owed approximately $3 million. The Company currently anticipates settling the equity forward by delivering shares.

10.	Commitments & Contingencies

Legal Proceedings
The Company is party to various legal proceedings arising in the normal course of business. In the opinion of management, there are no legal proceedings pending against the Company that are likely to have a material adverse effect on its financial position, results of operations or cash flows.

Guarantees & Product Warranties
Vectren issues guarantees to third parties on behalf of its unconsolidated affiliates. Such guarantees allow those affiliates to execute transactions on more favorable terms than the affiliate could obtain without such a guarantee. Guarantees may include posted letters of credit, leasing guarantees, and performance guarantees. As of March 31, 2007, guarantees issued and outstanding on behalf of unconsolidated affiliates approximated $3 million. The Company has accrued no liabilities for these guarantees as they relate to guarantees issued among related parties, or such guarantees were executed prior to the adoption of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”

In 2006, the Company issued a guarantee with an approximate $5 million maximum risk related to the residual value of an operating lease that expires in 2011. As of March 31, 2007, Vectren Corporation has a liability representing the fair value of that guarantee of less than $0.1 million. Liabilities accrued for, and activity related to, product warranties are not significant.

11.	Environmental Matters

Clean Air/Climate Change
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

In February 2006, the IURC approved a multi-emission compliance plan filed by the Company’s utility subsidiary, SIGECO.  Once the plan is implemented, SIGECO’s coal-fired plants will be 100% scrubbed for SO2, 90% scrubbed for NOx, and mercury emissions will be reduced to meet the new mercury reduction standards.  The order, as previously agreed to by the OUCC and Citizens Action Coalition, allows SIGECO to recover an approximate 8% return on up to $110 million in capital investments through a rider mechanism which is updated every six months for actual costs incurred.  The Company will also recover through a rider its operating expenses, including depreciation, once the equipment is placed into service.  As of March 31, 2007, the Company has made capital investments of approximately $70 million related to this environmental requirement, of which $49.4 million was placed into service on January 1, 2007.

If legislation requiring reductions in carbon dioxide and other greenhouse gases is adopted, such regulation could substantially affect both the costs and operating characteristics of the Company’s fossil fuel plants and nonutility coal mining operations.  At this time and in absence of final legislation, compliance costs and other effects associated with reductions in greenhouse gas emissions remain uncertain.

Pursuant to an IURC order, SIGECO is studying renewable energy alternatives, and on April 9, 2007, filed a green power rider seeking authority to buy 30 MW of wind energy.  Future filings with the IURC with regard to new generation and/or further environmental compliance plans will include evaluation of potential carbon requirements.

Manufactured Gas Plants
In the past, Indiana Gas, SIGECO, and others operated facilities for the manufacture of gas. Given the availability of natural gas transported by pipelines, these facilities have not been operated for many years. Under currently applicable environmental laws and regulations, those that operated these facilities may now be required to take remedial action if certain contaminants are found above the regulatory thresholds at these sites.

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

The estimated accrued costs are limited to Indiana Gas’ share of the remediation efforts. Indiana Gas has arrangements in place for 19 of the 26 sites with other potentially responsible parties (PRP), which serve to limit Indiana Gas’ share of response costs at these 19 sites to between 20% and 50%. With respect to insurance coverage, Indiana Gas has received and recorded settlements from all known insurance carriers under insurance policies in effect when these plants were in operation in an aggregate amount approximating $20.4 million.

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

On October 6, 2003, SIGECO filed applications to enter four of the manufactured gas plant sites in IDEM's VRP. The remaining site is currently being addressed in the VRP by another Indiana utility. SIGECO added those four sites into the renewal of the global Voluntary Remediation Agreement that Indiana Gas has in place with IDEM for its manufactured gas plant sites. That renewal was approved by the IDEM on February 24, 2004. On July 13, 2004, SIGECO filed a declaratory judgment action against its insurance carriers seeking a judgment finding its carriers liable under the policies for coverage of further investigation and any necessary remediation costs that SIGECO may accrue under the VRP program. While the total costs that may be incurred in connection with addressing these sites cannot be determined at this time, SIGECO has recorded costs that it reasonably expects to incur totaling approximately $7.7 million. With respect to insurance coverage, SIGECO has received and recorded settlements from insurance carriers under insurance policies in effect when these plants were in operation in an aggregate amount approximating the costs it expects to incur.

Environmental matters related to Indiana Gas’ and SIGECO’s manufactured gas plants have had no material impact on results of operations or financial condition since costs recorded to date approximate PRP and insurance settlement recoveries. While the Company’s utilities have recorded all costs which they presently expect to incur in connection with activities at these sites, it is possible that future events may require some level of additional remedial activities which are not presently foreseen and those costs may not be subject to PRP or insurance recovery.

12.	Rate & Regulatory Matters

Vectren South (SIGECO) Electric Base Rate Settlement
On April 20, 2007, the Company announced that it had reached a settlement agreement with the OUCC and other interveners regarding its previously filed electric base rate increase petition. The settlement agreement includes a $60.8 million increase in electric rates to cover the cost of system growth, maintenance and reliability. The settlement also provides for, among other things: timely recovery of certain new transmission investments made and ongoing costs associated with the Midwest Independent System Operator (MISO); operations and maintenance (O&M) expense increases related to managing the aging workforce, including the development of expanded apprenticeship programs and the creation of defined training programs to ensure proper knowledge transfer, safety, and system stability; increased O&M expense necessary to maintain and improve system reliability; customer benefit from the sale of wholesale power by sharing evenly with customers of any profit earned above or below $10.5 million of wholesale power margin; recovery of and return on the investment in demand side management programs to help encourage conservation during peak load periods; and an overall rate of return of 7.32 percent and a return on equity (ROE) of 10.4 percent.

A hearing on the settlement before the IURC was held on May 3, 2007.

Vectren South (SIGECO) Gas Base Rate Settlement
On March 15, 2007, the Company announced that it had reached a settlement agreement with the OUCC and other interveners regarding its previously filed gas base rate increase petition.  The settlement agreement includes an increase in base rates of $5.3 million and $2.6 million of costs which will be removed from base rates and be recovered through existing tracking mechanisms.  The settlement also provides for an allowed return on equity (ROE) of 10.15%, with an overall rate of return of 7.20% on rate base of $121.7 million.

Further, additional expenditures for a multi-year bare steel and cast iron capital replacement program will be afforded certain accounting treatment that mitigates earnings attrition from the investment between rate cases.  The accounting treatment allows for the continuation of the accrual for AFUDC and the deferral of depreciation expense after the projects go in service but before they are included in base rates.  To qualify for this treatment, the annual expenditures are limited to $3.0 million and the treatment cannot extend beyond three years per project.

If the settlement is approved, the Company will have in place for its South gas territory; weather normalization, a conservation and decoupling tariff, tracking of gas cost expense related to bad debts and unaccounted for gas through the existing gas cost adjustment mechanism, and tracking of pipeline integrity expense.  The return on equity agreed to in the case of 10.15% recognizes these various regulatory mechanisms.  A hearing on the settlement before the IURC was held March 23, 2007, and new rates are expected to be in place this summer.

Ohio and Indiana Lost Margin Recovery/Conservation Filings
In 2005, the Company filed conservation programs and conservation adjustment trackers in Indiana and Ohio designed to help customers conserve energy and reduce their annual gas bills. The programs allow the Company to recover costs of promoting the conservation of natural gas through conservation trackers that work in tandem with a lost margin recovery mechanism. These mechanisms are designed to allow the Company to recover the distribution portion of its rates from residential and commercial customers based on the level of customer revenues established in each utility’s last general rate case.

Indiana
In December 2006, the IURC approved a settlement agreement between the Company and the OUCC that provides for a 5-year energy efficiency program to be implemented. The order allows the Company’s Indiana utilities to recover the costs of promoting the conservation of natural gas through conservation trackers that work in tandem with a lost margin recovery mechanism that would provide for recovery of 85 percent of difference between revenues actually collected by the Company and the revenues approved in the Company’s most recent rate case for the North service territory. The order was implemented in the North service territory in December 2006 and will be implemented in South’s service territory, without the 15 percent limitation, as new base rates go into effect associated with the settlement discussed above. While most expenses associated with these programs are recoverable, in the first program year the Company is required to fund $1.5 million in program costs without recovery.

Ohio
In September 2006, the PUCO approved a conservation proposal that would implement a lost margin recovery mechanism and a related conservation program for the Company’s Ohio operations. The PUCO decision was issued following a hearing process and the submission of a settlement by the Company, the Ohio Consumer Counselor (OCC) and the Ohio Partners for Affordable Energy (OPAE). In the decision the PUCO addressed decoupling by approving a two year, $2 million total, low-income conservation program to be paid by the Company, as well as a sales reconciliation rider intended to be a recovery mechanism for the difference between the weather normalized revenues actually collected by the Company and the revenues approved by the PUCO in the Company’s most recent rate case. The decision produced an outcome that was somewhat different from the settlement.

Following the decision, the Company and the OPAE advised the PUCO that they would accept the outcome even though it differed from the terms of the settlement. The OCC sought rehearing of the decision, which was denied in December, and, thereafter, the OCC advised the PUCO that the OCC was withdrawing from the settlement. The Company, the OPAE and the PUCO Staff advised the PUCO that they accepted the terms provided in the September decision as affirmed by the December rehearing decision. Since that time, there have been a number of procedural filings by the parties. The PUCO held another hearing on the matter, and the Company is currently awaiting a further decision from the PUCO. The Company believes that the PUCO had the necessary legal basis for its decisions and, thus, should confirm the outcome provided in the September decision.  In accordance with accounting authorization provided by the PUCO, which has also been appealed by the OCC to the Ohio Supreme Court, the Company began recognizing the impact of this order on October 1, 2006, and has recognized cumulative revenues of $2.3 million, of which $1.0 million was recorded in 2007.

Gas Cost Recovery (GCR) Audit Proceedings
In 2005, the PUCO issued an order disallowing the recovery of approximately $9.6 million of gas costs relating to the two-year audit period ended October 2002 and in 2006, an additional $0.8 million was disallowed related to the audit period ending October 2005.  The initial audit period provided the PUCO staff its initial review of the portfolio administration arrangement between VEDO and ProLiance.  Since November 1, 2005, the Company has used a provider other than ProLiance for these services.

Through a series of rehearings and appeals, including action by the Ohio Supreme Court in the first quarter of 2007, the Company was required to refund $8.6 million to customers.  Of the $8.6 million, $7.8 million was refunded to customers in years prior to 2007.  The Company had previously recorded the impact of the PUCO findings, including its estimate of the share of the ultimate disallowance to be received from its partner in ProLiance. The Company does not believe that Court decisions in the first quarter of 2007 will have any material future impact on the Company’s financial results.

IGCC Certificate of Public Convenience and Necessity
On September 7, 2006, Vectren Energy Delivery of Indiana and Duke Energy Indiana, Inc. (Duke) filed with the IURC a joint petition for a Certificate of Public Convenience and Necessity (CPCN) for the construction of new electric capacity.  Specifically, Vectren requested the IURC approve its construction and ownership of up to 20% of an Integrated Gasification Combined Cycle (IGCC) project.  Vectren's CPCN filing also seeks timely recovery of its 20% portion of the project's construction costs as well as operation and maintenance costs and additional incentives available for the construction of clean coal technology.  An engineering study and preliminary cost estimate related to the project has also been filed with the IURC.  If the project moves forward as currently designed, plant construction is expected to begin in 2007 and continue through 2011.  A hearing on the CPCN request before the IURC is set for June 18. The Company continues to evaluate its potential involvement in the project and will make a final decision later in 2007.

13.	Adoption of FIN 48

On January 1, 2007, the Company adopted FASB Interpretation No. 48 (FIN 48) “Accounting for Uncertainty in Income Taxes” an interpretation of SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in an income tax return. FIN 48 also provides guidance related to reversal of tax positions, balance sheet classification, interest and penalties, interim period accounting, disclosure and transition.

At adoption, the total amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits, was $12.1 million, of which $0.5 million related to interest and penalties.  The accumulation of this amount resulted in an adjustment to beginning Retained earnings of $0.1 million and to Goodwill of $0.2 million. The amount of unrecognized tax benefits, net of tax, which, if recognized, would impact the effective tax rate was $4.0 million.

It is reasonably possible that the amount of unrecognized tax benefits will change in the next 12 months.  However, it is not expected that such change will have a significant impact on the Company’s results of operations or financial position. During the quarter ended March 31, 2007, the liability for uncertain tax positions increased $0.2 million related to the accrual of interest and penalties and totaled $12.3 million at March 31, 2007. Interest and penalties on tax uncertainties are classified in Income taxes.

The Company and/or certain of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states.  The Internal Revenue Service (IRS) has conducted its examination of the Company’s U.S. federal income tax returns for tax years through December 31, 2004.  The State of Indiana, the Company’s primary state tax jurisdiction, has conducted examinations of state income tax returns for tax years through December 31, 2002.

14.	Segment Reporting

The Company segregates its operations into three groups: 1) Utility Group, 2) Nonutility Group, and 3) Corporate and Other.

The Utility Group is comprised of Vectren Utility Holdings, Inc.’s operations, which consist of the Company’s regulated operations and other operations that provide information technology and other support services to those regulated operations. The Company segregates its regulated operations into a Gas Utility Services operating segment and an Electric Utility Services operating segment. The Gas Utility Services segment provides natural gas distribution and transportation services to nearly two-thirds of Indiana and to west central Ohio. The Electric Utility Services segment provides electric distribution services primarily to southwestern Indiana, and includes the Company’s power generating and wholesale  marketing operations. The Company manages its regulated operations as separated between Energy Delivery, which includes the gas and electric transmission and distribution functions, and Power Supply, which includes the power generating and marketing operations. In total, regulated operations supply natural gas and /or electricity to over one million customers. In total, the Utility Group has three operating segments as defined by SFAS 131 “Disclosure About Segments of an Enterprise and Related Information” (SFAS 131).

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

Corporate and Other includes unallocated corporate expenses such as branding and charitable contributions, among other activities, that benefit the Company’s other operating segments. Net income is the measure of profitability used by management for all operations. Information related to the Company’s business segments is summarized below:

	Three Months Ended March 31,
(In millions)	2007	2006
Revenues
Utility Group
Gas Utility Services	$584.1	$572.7
Electric Utility Services	108.1	105.2
Other Operations	9.7	9.2
Eliminations	(9.3)	(8.8)
Total Utility Group	692.6	678.3
Nonutility Group	169.3	128.0
Corporate & Other Group	-	-
Eliminations	(27.9)	(31.8)
Consolidated Revenues	$834.0	$774.5

Profitability Measure - Net Income
Gas Utility Services	$37.9	$32.1
Electric Utility Services	10.7	10.1
Other Operations	2.3	1.2
Utility Group Net Income	50.9	43.4
Nonutility Group Net Income	19.0	14.2
Corporate & Other Group Net Income	0.2	-
Consolidated Net Income	$70.1	$57.6

15.	Impact of Recently Issued Accounting Guidance

SFAS 159
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Items eligible for the fair value measurement option include: financial assets and financial liabilities with certain exceptions; firm commitments that would otherwise not be recognized at inception and that involve only financial instruments; nonfinancial insurance contracts and warranties that the insurer can settle by paying a third party to provide those goods or services; and host financial instruments resulting from separation of embedded financial derivative instrument from a nonfinancial hybrid instrument. The fair value option may be applied instrument by instrument, with few exceptions, is irrevocable and is applied only to entire instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement no. 157, “Fair Value Measurements”, and with certain other requirements. SFAS 159 permits application to eligible items existing at the effective date. The Company is currently assessing the impact this statement will have on its financial statements and results of operations.

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

The activities of and revenues and cash flows generated by the Nonutility Group are closely linked to the utility industry, and the results of those operations are generally impacted by factors similar to those impacting the overall utility industry.

In this discussion and analysis of results of operations, the results of the Utility Group and Nonutility Group are presented on a per share basis. Such per share amounts are based on the earnings contribution of each group included in Vectren’s consolidated results divided by Vectren’s basic average shares outstanding during the period. The earnings per share of the groups do not represent a direct legal interest in the assets and liabilities allocated to either group but rather represent a direct equity interest in Vectren Corporation's assets and liabilities as a whole.

The Company has in place a disclosure committee that consists of senior management as well as financial management. The committee is actively involved in the preparation and review of the Company’s SEC filings.

Executive Summary of Consolidated Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto.

	Three Months Ended March 31,
(In millions, except per share data)	2007	2006
Net income	$70.1	$57.6
Attributed to: Utility Group	50.9	43.4
Nonutility Group	19.0	14.2
Corporate & other	0.2	-

Basic earnings per share	$0.92	$0.76
Attributed to: Utility Group	0.67	0.57
Nonutility Group	0.25	0.19
Corporate & other	-	-

Results

For the three months ended March 31, 2007, net income was $70.1 million, or $0.92 per share, compared to $57.6 million, or $0.76 per share, for the three months ended March 31, 2006. The increase in 2007 results is primarily attributable to higher gas utility margins, including the impact of favorable weather year over year, and ProLiance’s operating results. Excluding the results from synfuels-related activities which will terminate at the end of 2007, earnings per share for the first quarter of 2007 were $0.88 per share compared to $0.75 per share in 2006.

The Utility Group’s first quarter 2007 earnings were $50.9 million and $43.4 million in 2006. The $7.5 million, or $0.10 per share, increase resulted from increased residential and commercial usage, including lost margin recovery, and favorable weather in the Company’s Ohio and electric service territories. The increase was offset somewhat by lower wholesale power marketing and municipal margins and increased depreciation expense.

In the Company’s electric and Ohio natural gas service territories that are not protected by weather normalization mechanisms, management estimates the margin impact of warmer-than-normal weather to be $0.8 million unfavorable compared to normal and $3.6 million favorable compared to the prior year.

The Nonutility Group’s first quarter 2007 earnings were $19.0 million, or $0.25 per share, compared to $14.2 million, or $0.19 per share, in the prior year. The primary nonutility operations are Energy Marketing & Services companies, Coal Mining operations and Energy Infrastructure Services companies. Energy Marketing & Services contributed first quarter earnings of $15.7 million in 2007, compared to $12.9 million in 2006. Coal mining operations contributed first quarter earnings of $1.6 million in 2007, compared to $1.8 million in 2006. Energy Infrastructure Services incurred a first quarter seasonal loss of $2.0 million in 2007, compared to a loss of $1.2 million in 2006.

In total, the Company’s primary nonutility business groups contributed earnings of $15.3 million in the first quarter of 2007, an increase of $1.8 million compared to 2006. Earnings from ProLiance, which are included in Energy Marketing and Services’ results, increased $3.9 million due in part to increased storage capacity and greater optimization opportunities. The increase was partially offset by lower margin at Vectren Source and greater ownership interest in Miller Pipeline, which normally operates at a seasonal loss in the first quarter.

Synfuels-related results totaled $3.4 million, or $0.04 per share, including a $0.4 million after tax mark to market gain on financial contracts hedging 2007 production. Earnings from Synfuels-related activities were $0.7 million, or $0.01 per share, in the first quarter of 2006.

Dividends

Dividends declared for the three months ended March 31, 2007, were $0.315 per share compared to $0.305 per share for the same period in 2006.

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

Results of Operations of the Utility Group

The Utility Group is comprised of Utility Holdings’ operations. The operations of the Utility Group consist of the Company’s regulated operations and other operations that provide information technology and other support services to those regulated operations. The Company segregates its regulated operations into a Gas Utility Services operating segment and an Electric Utility Services operating segment. The Gas Utility Services segment includes the operations of Indiana Gas, the Ohio operations, and SIGECO’s natural gas distribution business and provides natural gas distribution and transportation services to nearly two-thirds of Indiana and to west central Ohio. The Electric Utility Services segment includes the operations of SIGECO’s electric transmission and distribution services, which provides electric distribution services primarily to southwestern Indiana, and includes the Company’s power generating and asset optimization operations. In total, these regulated operations supply natural gas and/or electricity to over one million customers. The Utility Group’s other operations are not significant. Utility operating results before certain intersegment eliminations and reclassifications for the three months ended March 31, 2007 and 2006 follow:

	Three Months Ended March 31,
(In millions, except per share data)	2007	2006
OPERATING REVENUES
Gas utility	$584.1	$572.7
Electric utility	108.1	105.2
Other	0.4	0.4
Total operating revenues	692.6	678.3
OPERATING EXPENSES
Cost of gas sold	424.5	429.0
Cost of fuel & purchased power	40.6	38.1
Other operating	67.2	61.6
Depreciation & amortization	39.2	37.1
Taxes other than income taxes	24.2	22.8
Total operating expenses	595.7	588.6

OPERATING INCOME	96.9	89.7

OTHER INCOME - NET	2.7	0.9

INTEREST EXPENSE	19.4	20.0

INCOME BEFORE INCOME TAXES	80.2	70.6

INCOME TAXES	29.3	27.2

NET INCOME	$50.9	$43.4

CONTRIBUTION TO VECTREN BASIC EPS	$0.67	$0.57

Significant Fluctuations

Utility Group Margin

Throughout this discussion, the terms Gas Utility margin and Electric Utility margin are used. Gas Utility margin is calculated as Gas utility revenues less the Cost of gas. Electric Utility margin is calculated as Electric utility revenues less Cost of fuel & purchased power. These measures exclude Other operating expenses, Depreciation and amortization, and Taxes other than income taxes, which are included in the calculation of operating income. The Company believes Gas Utility and Electric Utility margins are better indicators of relative contribution than revenues since gas prices and fuel costs can be volatile and are generally collected on a dollar-for-dollar basis from customers.

Sales of natural gas and electricity to residential and commercial customers are seasonal and are impacted by weather.  Trends in average use among natural gas residential and commercial customers have tended to decline in recent years as more efficient appliances and furnaces are installed and the price of natural gas has increased.  Normal temperature adjustment (NTA) and lost margin recovery mechanisms largely mitigate the effect on Gas Utility margin that would otherwise be caused by variations in volumes sold due to weather and changing consumption patterns.  Indiana Gas’ territory has both an NTA since 2005 and lost margin recovery since December 2006.  SIGECO’s natural gas territory has an NTA since 2005, and lost margin recovery will begin when new base rates go into effect in 2007.  The Ohio service territory has lost margin recovery since October 2006, but does not have weather normalization.  Electric use among residential and commercial classes has modestly increased as the number of appliances and other items that require electricity have increased.  SIGECO’s electric service territory does not have weather normalization and its tariffs generally do not provide for lost margin recovery.

Gas and electric margin generated from sales to large customers (generally industrial and other contract customers) is primarily impacted by overall economic conditions.  Margin is also impacted by the collection of state mandated taxes, which fluctuate with gas and fuel costs, as well as other tracked expenses. Electric generating asset optimization activities are primarily affected by market conditions, the level of excess generating capacity, and electric transmission availability.  Following is a discussion and analysis of margin generated from regulated utility operations.

Gas Utility Margin (Gas Utility revenues less Cost of gas sold)
Gas Utility margin and throughput by customer type follows:

	Three Months Ended March 31,
(In millions)	2007	2006

Gas utility revenues	$584.1	$572.7
Cost of gas sold	424.5	429.0
Total gas utility margin	$159.6	$143.7
Margin attributed to:
Residential & commercial customers	$140.3	$124.7
Industrial customers	15.7	14.9
Other	3.6	4.1
Sold & transported volumes in MMDth attributed to:
Residential & commercial customers	54.8	45.3
Industrial customers	26.4	25.5
Total sold & transported volumes	81.2	70.8

Gas utility margins were $159.6 million for the three months ended March 31, 2007, an increase of $15.9 million compared to 2006. Residential and commercial customer usage, including lost margin recovery, increased margin $7.2 million compared to 2006. Ohio weather was 1 percent warmer than normal but 6 percent colder than the prior year and resulted in an estimated increase in margin of approximately $2.4 million compared to 2006. Margin from industrial customers increased $0.6 million due largely to increased volumes delivered. Lastly, costs recovered dollar-for-dollar in margin associated with tracked expenses and revenue and usage taxes increased gas margin $5.9 million. The average cost per dekatherm of gas purchased for the three months ended March 31, 2007, was $8.85 compared to $10.64 in 2006.

Electric Utility Margin (Electric Utility revenues less Cost of fuel & purchased power)
Electric Utility margin by revenue type follows:

	Three Months Ended March 31,
(In millions)	2007	2006

Electric utility revenues	$108.1	$105.2
Cost of fuel & purchased power	40.6	38.1
Total electric utility margin	$67.5	$67.1
Margin attributed to:
Residential & commercial customers	$39.8	$37.9
Industrial customers	16.5	16.6
Municipal & other customers	5.1	5.5
Subtotal: retail & firm wholesale	$61.4	$60.0
Asset optimization	$6.1	$7.1

Electric volumes sold in GWh attributed to:
Residential & commercial customers	697.9	657.0
Industrial customers	627.0	637.9
Municipal & other	135.1	150.5
Total retail & firm wholesale volumes sold	1,460.0	1,445.4

Retail & Firm Wholesale Margin
Electric retail and firm wholesale utility margin was $61.4 million for the quarter, an increase of $1.4 million over the prior year. Management estimates increased usage by residential and commercial customers to be $1.7 million, of which $1.2 million is due to weather. Return on pollution control investments increased margin $0.4 million. These increases were partially offset by $0.5 million of lower margin from municipal customers due to lower sales.

Margin from Asset Optimization Activities
Periodically, generation capacity is in excess of that needed to serve native load and firm wholesale customers. The Company markets and sells this unutilized generating and transmission capacity to optimize the return on its owned assets. On an annual basis, a majority of the margin generated from these activities is associated with wholesale off-system sales, and substantially all off-system sales occur into the MISO day-ahead market.

Following is a reconciliation of asset optimization activity:

	Three months ended March 31,
(In millions)	2007	2006
Off-system sales	$5.3	$7.7
Transmission system sales	0.8	0.9
Other	-	(1.5)
Total asset optimization	$6.1	$7.1

Net asset optimization margins were $6.1 million for the quarter, a decrease of $1.0 million compared to 2006. The decrease is primarily due to lower availability of generating units to make off-system sales due to the retirement of 50 MW of owned generation on December 31, 2006. Off-system sales totaled 260.5 GWh in 2007, compared to 460.9 GWh in 2006.

Other Operating Expenses

Other operating expenses were $67.2 million, an increase of $5.6 million for the quarter ended March 31, 2007, compared to 2006. Pass-through costs, including costs funding new Indiana energy efficiency programs, that are recovered in utility margin increased $4.9 million year over year. The remaining increase in operating costs is primarily due to other costs related to lost margin recovery and conservation initiatives that are not directly recovered in margin. These costs increased $0.5 million year over year. All other controllable operating costs were approximately flat compared to the prior year.

Depreciation & Amortization

Depreciation expense was $39.2 million for the quarter, an increase of $2.1 million compared to the prior year quarter. The increase was primarily due to increased utility plant.

Taxes Other Than Income Taxes

Taxes other than income taxes were $24.2 million for the quarter, an increase of $1.4 million compared to the prior year quarter. The increase results from higher revenues subject to taxes and increased property taxes.

Other Income-Net

Other-net reflects income of $2.7 million for the quarter, an increase of $1.8 million compared to the prior year. The increase is attributable to an increase in capitalized interest on utility plant and income associated with investments that fund deferred compensation plans.

Interest Expense

Interest expense was $19.4 million for the quarter, a decrease of $0.6 million compared to the prior year. Interest costs in 2007 reflect the impact of financing transactions completed in October 2006, in which approximately $90 million in debt related proceeds were raised and used to retire debt outstanding with a higher interest rate.

Income Taxes

Federal and state income taxes were $29.3 million for the quarter, an increase of $2.1 million compared to the prior year quarter. Increased income taxes due to higher pretax income are offset somewhat by a lower effective tax rate.

Environmental Matters

Clean Air/Climate Change

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

In February 2006, the IURC approved a multi-emission compliance plan filed by the Company’s utility subsidiary, SIGECO.  Once the plan is implemented, SIGECO’s coal-fired plants will be 100% scrubbed for SO2, 90% scrubbed for NOx, and mercury emissions will be reduced to meet the new mercury reduction standards.  The order, as previously agreed to by the OUCC and Citizens Action Coalition, allows SIGECO to recover an approximate 8% return on up to $110 million in capital investments through a rider mechanism which is updated every six months for actual costs incurred.  The Company will also recover through a rider its operating expenses, including depreciation, once the equipment is placed into service.  As of March 31, 2007, the Company has made capital investments of approximately $70 million related to this environmental requirement, of which $49.4 million was placed into service on January 1, 2007.

If legislation requiring reductions in carbon dioxide and other greenhouse gases is adopted, such regulation could substantially affect both the costs and operating characteristics of the Company’s fossil fuel plants and nonutility coal mining operations.  At this time and in absence of final legislation, compliance costs and other effects associated with reductions in greenhouse gas emissions remain uncertain.

Pursuant to an IURC order, SIGECO is studying renewable energy alternatives, and on April 9, 2007, filed a green power rider seeking authority to buy 30 MW of wind energy.  Future filings with the IURC with regard to new generation and/or further environmental compliance plans will include evaluation of potential carbon requirements.

Manufactured Gas Plants

In the past, Indiana Gas, SIGECO, and others operated facilities for the manufacture of gas. Given the availability of natural gas transported by pipelines, these facilities have not been operated for many years. Under currently applicable environmental laws and regulations, those that operated these facilities may now be required to take remedial action if certain contaminants are found above the regulatory thresholds at these sites.

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

The estimated accrued costs are limited to Indiana Gas’ share of the remediation efforts. Indiana Gas has arrangements in place for 19 of the 26 sites with other potentially responsible parties (PRP), which serve to limit Indiana Gas’ share of response costs at these 19 sites to between 20% and 50%. With respect to insurance coverage, Indiana Gas has received and recorded settlements from all known insurance carriers under policies in effect when these plants were in operation in an aggregate amount approximating $20.4 million.

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

On October 6, 2003, SIGECO filed applications to enter four of the manufactured gas plant sites in IDEM's VRP. The remaining site is currently being addressed in the VRP by another Indiana utility. SIGECO added those four sites into the renewal of the global Voluntary Remediation Agreement that Indiana Gas has in place with IDEM for its manufactured gas plant sites. That renewal was approved by the IDEM on February 24, 2004. On July 13, 2004, SIGECO filed a declaratory judgment action against its insurance carriers seeking a judgment finding its carriers liable under the policies for coverage of further investigation and any necessary remediation costs that SIGECO may accrue under the VRP program. While the total costs that may be incurred in connection with addressing these sites cannot be determined at this time, SIGECO has recorded costs that it reasonably expects to incur totaling approximately $7.7 million. With respect to insurance coverage, SIGECO has received and recorded settlements from insurance carriers under policies in effect when these plants were in operation in an aggregate amount approximating the costs it expects to incur.

Environmental matters related to Indiana Gas’ and SIGECO’s manufactured gas plants have had no material impact on results of operations or financial condition since costs recorded to date approximate PRP and insurance settlement recoveries. While the Company’s utilities have recorded all costs which they presently expect to incur in connection with activities at these sites, it is possible that future events may require some level of additional remedial activities which are not presently foreseen and those costs may not be subject to PRP or insurance recovery.

Rate and Regulatory Matters

Vectren South (Southern Indiana Gas & Electric) Electric Base Rate Settlement

On April 20, 2007, the Company announced that it had reached a settlement agreement with the OUCC and other interveners regarding its previously filed electric base rate increase petition. The settlement agreement includes a $60.8 million increase in electric rates to cover the cost of system growth, maintenance and reliability. The settlement also provides for, among other things: timely recovery of certain new transmission investments made and ongoing costs associated with the Midwest Independent System Operator (MISO); operations and maintenance (O&M) expense increases related to managing the aging workforce, including the development of expanded apprenticeship programs and the creation of defined training programs to ensure proper knowledge transfer, safety, and system stability; increased O&M expense necessary to maintain and improve system reliability; customer benefit from the sale of wholesale power by sharing evenly with customers of any profit earned above or below $10.5 million of wholesale power margin; recovery of and return on the investment in demand side management programs to help encourage conservation during peak load periods; and an overall rate of return of 7.32 percent and a return on equity (ROE) of 10.4 percent.

A hearing on the settlement before the IURC was held on May 3, 2007.

Vectren South (Southern Indiana Gas & Electric) Gas Base Rate Settlement

On March 15, 2007, the Company announced that it had reached a settlement agreement with the OUCC and other interveners regarding its previously filed the gas rate case.  The increase in rates includes a base rate increase of $5.3 million and $2.6 million of costs which will be removed from base rates and be recovered through existing tracking mechanisms.  The settlement also provides for an allowed return on equity (ROE) of 10.15%, with an overall rate of return of 7.20% on rate base of $121.7 million.

Further, additional expenditures for a multi-year bare steel and cast iron capital replacement program will be afforded certain accounting treatment that mitigates earnings attrition from the investment between rate cases.  The accounting treatment allows for the continuation of the accrual for AFUDC and the deferral of depreciation expense after the projects go in service but before they are included in base rates.  To qualify for this treatment, the annual expenditures are limited to $3.0 million and the treatment cannot extend beyond three years per project.

If the settlement is approved, the Company will have in place for its South gas territory; weather normalization, a conservation and decoupling tariff, tracking of gas cost expense related to bad debts and unaccounted for gas through the existing gas cost adjustment mechanism, and tracking of pipeline integrity expense.  The return on equity agreed to in the case of 10.15% recognizes these various regulatory mechanisms.  A hearing on the settlement before the IURC was held March 23, 2007, and new rates are expected to be in place this summer.

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

Indiana
In December 2006, the IURC approved a settlement agreement between the Company and the OUCC that provides for a 5-year energy efficiency program to be implemented. The order allows the Company’s Indiana utilities to recover the costs of promoting the conservation of natural gas through conservation trackers that work in tandem with a lost margin recovery mechanism that would provide for recovery of 85 percent of difference between revenues actually collected by the Company and the revenues approved in the Company’s most recent rate case for the North service territory. The order was implemented in the North service territory in December 2006 and will be implemented in South’s service territory, without the 15 percent limitation, as new base rates go into effect associated with the settlement discussed above. While most expenses associated with these programs are recoverable, in the first program year the Company is required to fund $1.5 million in program costs without recovery.

Ohio
In September 2006, the PUCO approved a conservation proposal that would implement a lost margin recovery mechanism and a related conservation program for the Company’s Ohio operations. The PUCO decision was issued following a hearing process and the submission of a settlement by the Company, the Ohio Consumer Counselor (OCC) and the Ohio Partners for Affordable Energy (OPAE). In the decision the PUCO addressed decoupling by approving a two year, $2 million total, low-income conservation program to be paid by the Company, as well as a sales reconciliation rider intended to be a recovery mechanism for the difference between the weather normalized revenues actually collected by the Company and the revenues approved by the PUCO in the Company’s most recent rate case. The decision produced an outcome that was somewhat different from the settlement.

Following the decision, the Company and the OPAE advised the PUCO that they would accept the outcome even though it differed from the terms of the settlement. The OCC sought rehearing of the decision, which was denied in December, and, thereafter, the OCC advised the PUCO that the OCC was withdrawing from the settlement. The Company, the OPAE and the PUCO Staff advised the PUCO that they accepted the terms provided in the September decision as affirmed by the December rehearing decision. Since that time, there have been a number of procedural filings by the parties. The PUCO held another hearing on the matter, and the Company is currently awaiting a further decision from the PUCO. The Company believes that the PUCO had the necessary legal basis for its decisions and, thus, should confirm the outcome provided in the September decision.  In accordance with accounting authorization provided by the PUCO, which has also been appealed by the OCC to the Ohio Supreme Court, the Company began recognizing the impact of this order on October 1, 2006, and has recognized cumulative revenues of $2.3 million, of which $1.0 million was recorded in 2007.

Gas Cost Recovery (GCR) Audit Proceedings

In 2005, the PUCO issued an order disallowing the recovery of approximately $9.6 million of gas costs relating to the two-year audit period ended October 2002 and in 2006, an additional $0.8 million was disallowed related to the audit period ending October 2005.  The initial audit period provided the PUCO staff its initial review of the portfolio administration arrangement between VEDO and ProLiance.  Since November 1, 2005, the Company has used a provider other than ProLiance for these services.

Through a series of rehearings and appeals, including action by the Ohio Supreme Court in the first quarter of 2007, the Company was required to refund $8.6 million to customers.  Of the $8.6 million, $7.8 million was refunded to customers in years prior to 2007.  The Company had previously recorded the impact of the PUCO findings, including its estimate of the share of the ultimate disallowance to be received from its partner in ProLiance. The Company does not believe that Court decisions in the first quarter of 2007 will have any material future impact on the Company’s financial results.

IGCC Certificate of Public Convenience and Necessity

On September 7, 2006, Vectren Energy Delivery of Indiana and Duke Energy Indiana, Inc. (Duke) filed with the IURC a joint petition for a Certificate of Public Convenience and Necessity (CPCN) for the construction of new electric capacity.  Specifically, Vectren requested the IURC approve its construction and ownership of up to 20% of an Integrated Gasification Combined Cycle (IGCC) project.  Vectren's CPCN filing also seeks timely recovery of its 20% portion of the project's construction costs as well as operation and maintenance costs and additional incentives available for the construction of clean coal technology.  An engineering study and preliminary cost estimate related to the project has also been filed with the IURC.  If the project moves forward as currently designed, plant construction is expected to begin in 2007 and continue through 2011.  A hearing on the CPCN request before the IURC is set for June 18. The Company continues to evaluate its potential involvement in the project and will make a final decision later in 2007.

Results of Operations of the Nonutility Group

The Nonutility Group is comprised of three primary business areas: Energy Marketing and Services, Coal Mining, and Energy Infrastructure Services. Energy Marketing and Services markets and supplies natural gas and provides energy management services. Coal Mining mines and sells coal. Energy Infrastructure Services provides underground construction and repair and energy performance contracting services. Enterprises also has other businesses that invest in energy-related opportunities and services, real estate, and leveraged leases, among other investments. In addition, the Company has investments that generate synfuel tax credits and processing fees relating to the production of coal-based synthetic fuels. The Nonutility Group supports the Company’s regulated utilities pursuant to service contracts by providing natural gas supply services, coal, infrastructure services, and other services. Nonutility Group earnings for the three months ended March 31, 2007 and 2006, follow:

	Three Months Ended March 31,
(In millions, except per share amounts)	2007	2006

NET INCOME	$19.0	$14.2
CONTRIBUTION TO VECTREN BASIC EPS	$0.25	$0.19
NET INCOME ATTRIBUTED TO:
Energy Marketing & Services	$15.7	$12.9
Mining Operations	1.6	1.8
Energy Infrastructure	(2.0)	(1.2)
Other Businesses	0.3	-
Synfuel-related results	3.4	0.7

Energy Marketing and Services

Energy Marketing and Services is comprised of the Company’s gas marketing operations, energy management services, and retail gas supply operations. Net income generated by Energy Marketing and Services for the quarter ended March 31, 2007, was $15.7 million compared to $12.9 million in 2006.

ProLiance Energy LLC (ProLiance), a nonutility energy marketing affiliate of Vectren and Citizens Gas and Coke Utility (Citizens Gas), provides services to a broad range of municipalities, utilities, industrial operations, schools, and healthcare institutions located throughout the Midwest and Southeast United States. ProLiance’s customers include Vectren’s Indiana utilities and nonutility gas supply operations and Citizens Gas. ProLiance’s primary businesses include gas marketing, gas portfolio optimization, and other portfolio and energy management services. Consistent with its ownership percentage, Vectren is allocated 61% of ProLiance’s profits and losses; however, governance and voting rights remain at 50% for each member; and therefore the Company accounts for its investment in ProLiance using the equity method of accounting. Vectren received regulatory approval on April 25, 2006, from the IURC for ProLiance to continue to provide natural gas supply services to the Company’s Indiana utilities through March 2011.

ProLiance provided the primary earnings contribution, which totaled $15.2 million in 2007 compared to $11.3 million in 2006. ProLiance’s storage capacity was 35 BCF in 2007 compared to 33 BCF in 2006, and greater storage optimization opportunities was the primary driver for the increase in earnings.

Vectren Source’s earnings totaled $0.7 million in 2007 compared to $2.0 million in 2006. The decrease in earnings was primarily due to lower unit margins offset by a favorable weather impact. Vectren Source’s customer count at March 31, 2007 was 147,000 customers, an increase over the prior year quarter of 8,000.

Coal Mining Operations

Coal Mining Operations mine and sell coal to the Company’s utility operations and to third parties through its wholly owned subsidiary Vectren Fuels, Inc. (Fuels).

Mining Operations’ quarterly earnings of $1.6 million compared to $1.8 million in 2006. February shipments from Prosperity Mine were delayed due to severe cold weather that resulted in a decrease in revenue quarter over quarter. Reduced operating costs from highwall mining at the Cypress Creek mine offset this lower revenue. Higher depletion and the resulting lower effective tax rate in 2006 caused the generally flat earnings quarter over quarter.

Energy Infrastructure Services

Energy Infrastructure Services provides energy performance contracting operations through Energy Systems Group, LLC (ESG) and underground construction and repair to utility infrastructure through Miller Pipeline (Miller).

For the quarters ended March 31, 2007 and 2006, Energy Infrastructure’s operations incurred seasonal losses of $2.0 million and $1.2 million, respectively. Higher revenues at ESG partially offset the effects of increased ownership in Miller, which normally operates at a loss during the first quarter.

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

The Internal Revenue Service has issued private letter rulings, which concluded that the synthetic fuel produced at the Pace Carbon facilities should qualify for tax credits.  The IRS has completed tax audits of Pace Carbon for the years 1998 through 2001 without challenging tax credit calculations.  As a partner in Pace Carbon, Vectren has reflected synfuel tax credits in its consolidated results from inception through March 31, 2007, of approximately $106 million, of which approximately $96 million have been generated since 2001. To date, Vectren has been in a position to utilize or carryforward substantially all of the credits generated. Primarily from the use of these credits, the Company generated an Alternative Minimum Tax (AMT) credit carryforward. The Company has an accumulated AMT credit carryforward of approximately $42 million at March 31, 2007.

Synfuel tax credits are only available when the price of oil is less than a base price specified by the Internal Revenue Code, as adjusted for inflation.  The current forward price curve indicates that a phase out of synfuel tax credits in 2007 may occur. However, in the fourth quarter of 2006, the Company purchased oil contracts with a notional amount of 2.8 million barrels, which approximates the Company’s expected 2007 synfuel production, to mitigate 2007 phase out risk. The mark to market gain associated with these contracts totaled $0.7 million during the three months ended March 31, 2007 and is reflected in Other-net.

For the quarter ended March 31, 2007, Synfuels-related results, inclusive of the mark to market gain, totaled $3.4 million, or $0.04 per share.  Earnings from Synfuels-related activities were $0.7 million, or $0.01 per share, in the first quarter of 2006.  Operational increases of $1.3 million year over year are primarily attributed to increased synfuel processing fees.

Impact of Recently Issued Accounting Guidance

FIN 48

On January 1, 2007, the Company adopted FASB Interpretation No. 48 (FIN 48) “Accounting for Uncertainty in Income Taxes” an interpretation of SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in an income tax return. FIN 48 also provides guidance related to reversal of tax positions, balance sheet classification, interest and penalties, interim period accounting, disclosure and transition.

At adoption, the total amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits, was $12.1 million, of which $0.5 million related to interest and penalties.  The accumulation of this amount resulted in an adjustment to Retained earnings of $0.1 million and to Goodwill of $0.2 million. The amount of unrecognized tax benefits, net of tax, which, if recognized, would impact the effective tax rate was $4.0 million.

It is reasonably possible that the amount of unrecognized tax benefits will change in the next 12 months.  However, it is not expected that such change will have a significant impact on the Company’s results of operations or financial position. During the quarter ended March 31, 2007, the liability for uncertain tax positions increased $0.2 million related to the accrual of interest and penalties and totaled $12.3 million at March 31, 2007. Interest and penalties on tax uncertainties are classified in Income taxes.

The Company and/or certain of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states.  The Internal Revenue Service (IRS) has conducted its examination of the Company’s U.S. federal income tax returns for tax years through December 31, 2004.  The State of Indiana, the Company’s primary state tax jurisdiction, has conducted examinations of state income tax returns for tax years through December 31, 2002.

SFAS 159

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Items eligible for the fair value measurement option include: financial assets and financial liabilities with certain exceptions; firm commitments that would otherwise not be recognized at inception and that involve only financial instruments; nonfinancial insurance contracts and warranties that the insurer can settle by paying a third party to provide those goods or services; and host financial instruments resulting from separation of embedded financial derivative instrument from a nonfinancial hybrid instrument. The fair value option may be applied instrument by instrument, with few exceptions, is irrevocable and is applied only to entire instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement no. 157, “Fair Value Measurements”, and with certain other requirements. SFAS 159 permits application to eligible items existing at the effective date. The Company is currently assessing the impact this statement will have on its financial statements and results of operations.

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

Financial Condition

Within Vectren’s consolidated group, Utility Holdings funds the short-term and long-term financing needs of the Utility Group operations, and Vectren Capital Corp (Vectren Capital) funds short-term and long-term financing needs of the Nonutility Group and corporate operations. Vectren Corporation guarantees Vectren Capital’s debt, but does not guarantee Utility Holdings’ debt. Vectren Capital’s long-term and short-term obligations outstanding at March 31, 2007, totaled $200.0 million and $123.7 million, respectively. Utility Holdings’ outstanding long-term and short-term borrowing arrangements are jointly and severally guaranteed by Indiana Gas, SIGECO, and VEDO. Utility Holdings’ long-term and short-term obligations outstanding at March 31, 2007, totaled $700.0 million and $148.8 million, respectively. Additionally, prior to Utility Holdings’ formation, Indiana Gas and SIGECO funded their operations separately, and therefore, have long-term debt outstanding funded solely by their operations.

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

The credit ratings of the senior unsecured debt of Utility Holdings, SIGECO and Indiana Gas, at March 31, 2007, are A-/Baa1 as rated by Standard and Poor's Ratings Services (Standard and Poor’s) and Moody’s Investors Service (Moody’s), respectively.  The credit ratings on SIGECO's secured debt are A/A3. Utility Holdings’ commercial paper has a credit rating of A-2/P-2. The current outlook of both Moody’s and Standard and Poor’s is stable. These ratings and outlooks have not changed since December 31, 2006. A security rating is not a recommendation to buy, sell, or hold securities. The rating is subject to revision or withdrawal at any time, and each rating should be evaluated independently of any other rating. Standard and Poor’s and Moody’s lowest level investment grade rating is BBB- and Baa3, respectively.

The Company’s consolidated equity capitalization objective is 45-55% of long-term capitalization. This objective may have varied, and will vary, depending on particular business opportunities, capital spending requirements, execution of long-term financing plans and seasonal factors that affect the Company’s operations. The Company’s equity component was 49% and 48% of long-term capitalization at March 31, 2007, and December 31, 2006, respectively. Long-term capitalization includes long-term debt, including current maturities and debt subject to tender, as well as common shareholders’ equity.

The Company expects the majority of its capital expenditures, investments, and debt security redemptions to be provided by internally generated funds. However, due to significant capital expenditures and expected growth in nonutility operations, the Company may require additional permanent financing, and currently has an equity forward contract outstanding as more fully described below.

Sources & Uses of Liquidity

Operating Cash Flow

The Company's primary historical source of liquidity to fund working capital requirements has been cash generated from operations. Cash flow from operating activities increased $8.5 million during the three months ended March 31, 2007, compared to 2006 primarily as a result of higher earnings and changes in working capital accounts, which is reflective of the impact of gas costs lower than the prior year. Net income before non-cash charges of $103.1 million increased $7.3 million compared to the prior year. Working capital changes generated cash of $110.4 million in 2007 compared to $87.4 million in 2006. Lower distributions from equity method investments, which principally consist of dividends from ProLiance, and which includes a $10.4 million special dividend from ProLiance in 2006, offset these increases.

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

Cash flow required for financing activities of $210.3 million for the three months ended March 31, 2007, includes a net decrease of short-term borrowings of $192.3 million, $55.2 million more than amounts repaid during the three months ended March 31, 2006. The increased debt repayments were principally the result of increased cash flow from operations and receipt of proceeds from the sale of SIGECOM. Common stock dividends have increased over the prior period due to board authorized increases in the dividend rate.

Investing Cash Flow

Cash flow required for investing activities was $20.8 million for the three months ended March 31, 2007, a decrease of $36.5 million over the prior year. The decrease is attributable to the receipt of $44.9 million in proceeds from the sale of SIGECOM, offset by an increase in capital expenditures.

Available Sources of Liquidity

Short-term Borrowing Arrangements

At March 31, 2007, the Company has $794 million of short-term borrowing capacity, including $520 million for the Utility Group and $274 million for the wholly owned Nonutility Group and corporate operations, of which approximately $371 million is available for the Utility Group operations and approximately $150 million is available for the wholly owned Nonutility Group and corporate operations.

Common Stock Offering

In February 2007, the Company sold 4.6 million authorized but previously unissued shares of its common stock to a group of underwriters in an SEC-registered primary offering at a price of $28.33 per share. The transaction generated proceeds, net of underwriting discounts and commissions, of approximately $125.7 million. The Company executed an equity forward sale agreement (equity forward) in connection with the offering, and therefore, did not receive proceeds at the time of the equity offering. The equity forward allows the Company to price an offering under market conditions existing at that time, and to better match the receipt of the offering proceeds and the associated share dilution with the implementation of new electric service territory base rates which provide a return on the new equity employed. (See Note 9). The offering proceeds, when and if received, will be used to permanently finance primarily electric utility capital expenditures.

In connection with the equity forward, an affiliate of one of the underwriters (the forward seller), at the Company's request, borrowed an equal number of shares of the Company's common stock from institutional stock lenders and sold those borrowed shares to the public in the primary offering. The Company did not receive any proceeds at the time of the offering, but will receive an amount equal to the net proceeds from that sale, subject to certain adjustments defined in the equity forward, upon full share settlement of the equity forward. The Company will only receive such proceeds if it elects to fully settle the equity forward by delivering shares.

Except in specified circumstances or events that would require share settlement, the Company may elect to settle the equity forward in shares or in cash. If the Company elects to settle in shares, the maximum number of shares deliverable by the Company is 4.6 million shares. If the Company elects to settle in cash, an affiliate of one of the underwriters (the forward purchaser) would purchase shares in the market and return those shares to the stock lenders. The Company will either owe or be owed funds depending upon the Company's average share price during the "unwind period" defined in the equity forward in relation to the equity forward's contracted price. Generally, if the equity forward's contracted price is lower than average share price during the "unwind period", then the Company would owe cash; and if the average share price during the "unwind period" is less than the equity forward's contracted price, the Company would receive cash.  Proceeds received or paid when the equity forward is settled will be recorded in Common Shareholders' Equity, even if settled in cash. The equity forward must be settled prior to February 28, 2009.

If the equity forward had been settled by delivery of shares at March 31, 2007, the Company would have received approximately $126 million for the 4.6 million shares. If the Company had elected to settle the equity forward in cash at March 31, 2007, the Company estimates it would have owed approximately $3 million. The Company currently anticipates settling the equity forward by delivering shares.

New Share Issues

The Company may periodically issue new common shares to satisfy dividend reinvestment plan, stock option plan, and other employee benefit plan requirements. New share issuances added additional liquidity of $5.8 million in 2007.

Potential Uses of Liquidity

Planned Capital Expenditures & Investments

Investments in total company capital expenditures and nonutility unconsolidated affiliates for the remainder of 2007 are estimated to approximate $328 million.

Other Guarantees and Letters of Credit

In the normal course of business, Vectren issues guarantees to third parties on behalf of its consolidated subsidiaries and unconsolidated affiliates. Such guarantees allow those subsidiaries and affiliates to execute transactions on more favorable terms than the subsidiary or affiliate could obtain without such a guarantee. Guarantees may include posted letters of credit, leasing guarantees, and performance guarantees. As of March 31, 2007, guarantees issued and outstanding on behalf of unconsolidated affiliates approximated $3.0 million. The Company has accrued no liabilities for these guarantees as they relate to guarantees issued among related parties, or such guarantees were executed prior to the adoption of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”

In 2006, the Company issued a guarantee with an approximate $5.0 million maximum risk related to the residual value of an operating lease that expires in 2011. As of March 31, 2007, Vectren Corporation has a liability representing the fair value of that guarantee of less than $0.1 million. Liabilities accrued for, and activity related to, product warranties are not significant. Through March 31, 2007, the Company has not been called upon to satisfy any obligations pursuant to its guarantees.

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

•	Changes in federal, state or local legislative requirements, such as changes in tax laws or rates, environmental laws, including laws governing greenhouse gases, and other regulations.

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

These risks are not significantly different from the information set forth in Item 7A Quantitative and Qualitative Disclosures About Market Risk included in the Vectren 2006 Form 10-K and is therefore not presented herein.

ITEM 4. CONTROLS AND PROCEDURES

Changes in Internal Controls over Financial Reporting

During the quarter ended March 31, 2007, there have been no changes to the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of March 31, 2007, the Company conducted an evaluation under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness and the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures, as defined by Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act), are effective at providing reasonable assurance that material information relating to the Company required to be disclosed by the Company in its filings under the Exchange Act is brought to their attention on a timely basis.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is party to various legal proceedings arising in the normal course of business. In the opinion of management, there are no legal proceedings pending against the Company that are likely to have a material adverse effect on its financial position. See the notes to the consolidated condensed financial statements regarding investments in unconsolidated affiliates, commitments and contingencies, environmental matters, and rate and regulatory matters. The consolidated condensed financial statements are included in Part 1 Item 1.

ITEM 1A. RISK FACTORS

The Company’s risk factors have not changed from the information set forth in Item 1A Risk Factors included in the Vectren 2006 Form 10-K and are therefore not presented herein.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

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

VECTREN CORPORATION
Registrant

May 4, 2007	/s/Jerome A. Benkert, Jr.
Jerome A. Benkert, Jr.
Executive Vice President & Chief Financial Officer
(Principal Financial Officer)

/s/M. Susan Hardwick
M. Susan Hardwick
Vice President, Controller & Assistant Treasurer
(Principal Accounting Officer)