Form 10-Q
period 2007-06-30
VECTREN CORP
filed 2007-08-03
CIK 1096385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
□ Yes    ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock- Without Par Value	76,517,158	July 31, 2007
Class	Number of Shares	Date

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VECTREN CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited – In millions)

	June 30,	December 31,
	2007	2006

ASSETS

Current Assets
Cash & cash equivalents	$ 9.3	$ 32.8
Accounts receivable - less reserves of $4.8 &
$3.3, respectively	148.1	198.6
Accrued unbilled revenues	59.6	146.5
Inventories	128.0	163.5
Recoverable fuel & natural gas costs	-	1.8
Prepayments & other current assets	101.9	172.7
Total current assets	446.9	715.9

Utility Plant
Original cost	3,925.4	3,820.2
Less: accumulated depreciation & amortization	1,475.8	1,434.7
Net utility plant	2,449.6	2,385.5

Investments in unconsolidated affiliates	196.6	181.0
Other investments	72.9	74.5
Nonutility property - net	305.6	294.4
Goodwill - net	238.0	237.8
Regulatory assets	171.8	163.5
Other assets	39.9	39.0
TOTAL ASSETS	$ 3,921.3	$ 4,091.6

The accompanying notes are an integral part of these consolidated condensed financial statements.

VECTREN CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited – In millions)

	June 30,	December 31,
	2007	2006

LIABILITIES & SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$ 109.8	$ 180.0
Accounts payable to affiliated companies	53.7	89.9
Refundable fuel & natural gas costs	40.4	35.3
Accrued liabilities	166.3	147.2
Short-term borrowings	329.5	464.8
Current maturities of long-term debt	24.3	24.2
Long-term debt subject to tender	20.0	20.0
Total current liabilities	744.0	961.4

Long-term Debt - Net of Current Maturities &
Debt Subject to Tender	1,208.3	1,208.0

Deferred Income Taxes & Other Liabilities
Deferred income taxes	238.7	260.7
Regulatory liabilities	302.7	291.1
Deferred credits & other liabilities	208.2	195.8
Total deferred credits & other liabilities	749.6	747.6

Minority Interest in Subsidiary	0.4	0.4

Commitments & Contingencies (Notes 8, 10-12)

Common Shareholders' Equity
Common stock (no par value) – issued & outstanding
76.5 and 76.1 shares, respectively	531.6	525.5
Retained earnings	681.0	643.6
Accumulated other comprehensive income	6.4	5.1
Total common shareholders' equity	1,219.0	1,174.2

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$ 3,921.3	$ 4,091.6

The accompanying notes are an integral part of these consolidated condensed financial statements.

VECTREN CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited – In millions, except per share data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
OPERATING REVENUES
Gas utility	$ 191.9	$ 159.1	$ 776.0	$ 731.8
Electric utility	109.9	96.0	218.0	201.2
Nonutility revenues	119.9	62.4	261.7	159.0
Total operating revenues	421.7	317.5	1,255.7	1,092.0
OPERATING EXPENSES
Cost of gas sold	114.6	88.5	539.1	517.5
Cost of fuel & purchased power	38.4	30.9	79.0	69.0
Cost of nonutility revenues	56.3	47.6	152.7	126.0
Other operating	111.5	68.3	218.0	141.1
Depreciation & amortization	46.7	41.9	92.4	83.5
Taxes other than income taxes	14.5	11.8	39.2	34.9
Total operating expenses	382.0	289.0	1,120.4	972.0
OPERATING INCOME	39.7	28.5	135.3	120.0
OTHER INCOME (EXPENSE) - NET
Equity in earnings (losses) of unconsolidated affiliates	0.5	(2.2)	22.7	11.5
Other income (expense) – net	1.8	(8.2)	9.2	(6.1)
Total other (expense) income - net	2.3	(10.4)	31.9	5.4

Interest expense	23.4	21.9	48.4	45.7

INCOME (LOSS) BEFORE INCOME TAXES	18.6	(3.8)	118.8	79.7

Income taxes	2.6	(8.1)	32.7	17.8

NET INCOME	$ 16.0	$ 4.3	$ 86.1	$ 61.9

AVERAGE COMMON SHARES OUTSTANDING	75.9	75.7	75.9	75.7
DILUTED COMMON SHARES OUTSTANDING	76.7	76.0	77.0	76.1

EARNINGS PER SHARE OF COMMON STOCK:
BASIC	$ 0.21	$ 0.06	$ 1.13	$ 0.82
DILUTED	$ 0.21	$ 0.06	$ 1.12	$ 0.81

DIVIDENDS DECLARED PER SHARE OF
COMMON STOCK	$ 0.32	$ 0.31	$ 0.63	$ 0.61

The accompanying notes are an integral part of these consolidated condensed financial statements.

VECTREN CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited – In millions)

	Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 86.1	$ 61.9
Adjustments to reconcile net income to cash from operating activities:
Depreciation & amortization	92.4	83.5
Deferred income taxes & investment tax credits	1.9	0.6
Equity in earnings of unconsolidated affiliates	(22.7)	(11.5)
Provision for uncollectible accounts	9.1	8.0
Expense portion of pension & postretirement periodic benefit cost	4.9	5.4
Other non-cash charges - net	5.9	12.8
Changes in working capital accounts:
Accounts receivable & accrued unbilled revenue	128.3	268.1
Inventories	35.5	19.0
Recoverable/refundable fuel & natural gas costs	6.9	42.7
Prepayments & other current assets	26.3	(1.9)
Accounts payable, including to affiliated companies	(103.2)	(183.6)
Accrued liabilities	(0.4)	(32.2)
Unconsolidated affiliate dividends	17.7	32.1
Changes in noncurrent assets	(9.5)	(17.8)
Changes in noncurrent liabilities	(11.0)	(11.2)
Net cash flows from operating activities	268.2	275.9
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from:
Long-term debt	0.1	-
Stock option exercises	5.2	0.1
Requirements for:
Dividends on common stock	(47.8)	(46.2)
Other financing activities	(0.1)	-
Net change in short-term borrowings	(135.3)	(124.4)
Net cash flows from financing activities	(177.9)	(170.5)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from:
Unconsolidated affiliate distributions	11.6	0.3
Other collections	37.2	2.8
Requirements for:
Capital expenditures, excluding AFUDC equity	(155.2)	(107.6)
Unconsolidated affiliate investments	(7.4)	(14.2)
Other investments	-	(0.4)
Net cash flows from investing activities	(113.8)	(119.1)
Net decrease in cash & cash equivalents	(23.5)	(13.7)
Cash & cash equivalents at beginning of period	32.8	20.4
Cash & cash equivalents at end of period	$ 9.3	$ 6.7

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

3.	Comprehensive Income

Comprehensive income consists of the following:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In millions)	2007	2006	2007	2006
Net income	$16.0	$4.3	$86.1	$61.9
Comprehensive income (loss) of unconsolidated affiliates	8.3	(19.6)	1.8	(12.1)
Cash flow hedges
Unrealized gains	-	-	0.1	-
Reclassifications to net income (loss)	(0.2)	(0.2)	0.2	(5.0)
Income tax benefit (expense)	(3.2)	7.7	(0.8)	6.5
Total comprehensive income	$20.9	$(7.8)	$87.4	$51.3

Other comprehensive income of unconsolidated affiliates is the Company’s portion of ProLiance Energy, LLC’s accumulated other comprehensive income related to their use of cash flow hedges, including commodity contracts, and the Company’s portion of Haddington Energy Partners, LP’s accumulated other comprehensive income related to its unrealized gains and losses of “available for sale securities,” as defined by SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.”

4.	Earnings Per Share

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share assumes the conversion of stock options into common shares and settlement in shares of an equity forward contract (see Note 9), using the treasury stock method, as well as the conversion of restricted shares using the contingently issuable shares method,  to the extent the effect would be dilutive.

The following table sets forth the computation of basic and diluted earnings per share.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In millions, except per share data)	2007	2006	2007	2006

Numerator:
Numerator for basic and diluted EPS - Net income	$ 16.0	$ 4.3	$ 86.1	$ 61.9

Denominator:
Denominator for basic EPS - Weighted average
common shares outstanding	75.9	75.7	75.9	75.7
Equity forward dilution effect	0.2	-	0.1	-
Conversion of stock options and lifting of
restrictions on issued restricted stock	0.6	0.3	1.0	0.4
Denominator for diluted EPS - Adjusted weighted
average shares outstanding and assumed
conversions outstanding	76.7	76.0	77.0	76.1

Basic earnings per share	$ 0.21	$ 0.06	$ 1.13	$ 0.82
Diluted earnings per share	$ 0.21	$ 0.06	$ 1.12	$ 0.81

For the three and six months ended June 30, 2007, all options were dilutive.  For the three and six months ended June 30, 2006, options to purchase an additional 2,894 shares of the Company’s common stock were outstanding, but were not included in the computation of diluted earnings per share because their effect would be antidilutive.  The exercise price for these options was $27.15.

5.	Excise and Utility Receipts Taxes

Excise taxes and a portion of utility receipts taxes are included in rates charged to customers.  Accordingly, the Company records these taxes received as a component of operating revenues, which totaled $6.7 million and $6.0 million, respectively for the three months ended June 30, 2007 and 2006.  For the six months ended June 30, 2007 and 2006, these taxes totaled $24.7 million and $23.2 million, respectively.  Expenses associated with excise and utility receipts taxes are recorded as a component of Taxes other than income taxes.

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

Net Periodic Benefit Cost
A summary of the components of net periodic benefit cost follows:

	Three Months Ended June 30,
	Pension Benefits		Other Benefits
(In millions)	2007	2006	2007	2006
Service cost	$1.4	$1.5	$0.1	$0.1
Interest cost	3.7	3.5	1.0	0.9
Expected return on plan assets	(3.6)	(3.4)	(0.1)	(0.1)
Amortization of prior service cost	0.4	0.5	(0.2)	(0.2)
Amortization of transitional obligation	-	-	0.3	0.3
Amortization of actuarial loss	0.4	0.6	-	-
Net periodic benefit cost	$2.3	$2.7	$1.1	$1.0

	Six Months Ended June 30,
	Pension Benefits		Other Benefits
(In millions)	2007	2006	2007	2006
Service cost	$2.8	$3.0	$0.3	$0.3
Interest cost	7.4	7.1	2.0	1.9
Expected return on plan assets	(7.2)	(6.8)	(0.3)	(0.3)
Amortization of prior service cost	0.9	0.9	(0.4)	(0.4)
Amortization of transitional obligation	-	-	0.6	0.6
Amortization of actuarial loss	0.7	1.2	-	-
Net periodic benefit cost	$4.6	$5.4	$2.2	$2.1

Employer Contributions to Qualified Pension Plans
Currently, the Company expects to contribute approximately $8.4 million to its pension plan trusts for 2007.  Through June 30, 2007, contributions of $2.6 million have been made to the pension plan trusts.

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

Transactions with ProLiance
The Company, including its retail gas supply operations, contracted for approximately 76% and 77% of its natural gas purchases through ProLiance during the six months ended June 30, 2007 and 2006, respectively.  Purchases from ProLiance for resale and for injections into storage for the three months ended June 30, 2007 and 2006 totaled $173.5 million and $152.4 million, respectively, and for the six months ended June 30, 2007 and 2006, totaled $446.3 million and $443.3 million, respectively.  Amounts owed to ProLiance at June 30, 2007, and December 31, 2006, for those purchases were $49.9 million and $84.8 million, respectively, and are included in Accounts payable to affiliated companies.  Amounts charged by ProLiance for gas supply services are established by supply agreements with each utility.

Summarized Financial Information
Summarized financial information related to ProLiance is presented below:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(in millions)	2007	2006	2007	2006
Summarized Statement of Income information:
Revenues	$ 495.3	$ 498.3	$ 1,263.8	$ 1,474.1
Margin	14.0	12.4	64.1	55.7
Operating income	6.5	5.0	49.9	38.8
ProLiance's earnings	9.4	5.7	53.7	39.1

	As of June 30,	As of December 31,
(In millions)	2007	2006
Summarized balance sheet information:
Current assets	$ 515.2	$ 652.4
Noncurrent assets	41.1	41.5
Current liabilities	285.6	452.2
Noncurrent liabilities	6.5	5.7
Equity	264.2	236.0

Vectren’s share of ProLiance’s operating results, which are included on a pretax basis in Equity in earnings of unconsolidated affiliates, were $5.7 million and $3.5 million, respectively, for the three months ended June 30, 2007 and 2006 and $32.7 million and $23.9 million year to date at June 30, 2007 and 2006, respectively.  Vectren’s share of ProLiance’s earnings, after income taxes and allocated interest expense, was $2.5 million and $1.2 million for the three months ended June 30, 2007 and 2006, respectively, and was $17.8 million and $12.5 million for the six months ended June 30, 2007 and 2006, respectively.

8.	Synfuel-Related Activity

Pace Carbon Synfuels, LP (Pace Carbon) is a Delaware limited partnership formed to develop, own, and operate four projects to produce and sell coal-based synthetic fuel (synfuel) utilizing Covol technology.  The Company has an 8.3 percent interest in Pace Carbon which is accounted for using the equity method of accounting.  The Internal Revenue Code provides for manufacturers, such as Pace Carbon, to receive a tax credit for every ton of synthetic fuel sold.  Under current tax laws, these synfuel-related credits and fees cease at the end of 2007.

The Internal Revenue Service has issued private letter rulings, which concluded that the synthetic fuel produced at the Pace Carbon facilities should qualify for tax credits.  The IRS has completed tax audits of Pace Carbon for the years 1998 through 2001 without challenging tax credit calculations.  As a partner in Pace Carbon, Vectren has reflected synfuel tax credits in its consolidated results from inception through June 30, 2007, of approximately $111 million, of which approximately $101 million have been generated since 2001.  To date, Vectren has been in a position to utilize or carryforward substantially all of the credits generated.  Primarily from the use of these credits, the Company generated an Alternative Minimum Tax (AMT) credit carryforward.  The Company has an accumulated AMT credit carryforward of approximately $41 million at June 30, 2007.

Synfuel tax credits are only available when the price of oil is less than a base price specified by the Internal Revenue Code, as adjusted for inflation.  The current forward price curve indicates that a phase out of synfuel tax credits in 2007 may occur.  However, in the fourth quarter of 2006, the Company purchased oil contracts with a notional amount of 2.8 million barrels, which approximates the Company’s expected 2007 synfuel production, to mitigate 2007 phase out risk.  During the three and six months ended June 30, 2007, the mark-to-market losses associated with these contracts totaled $2.0 million and $1.3 million, respectively, and are reflected in Other-net.  Impairment charges relating to the investment in Pace Carbon approximating $9.5 million, or $5.7 million after tax, were recorded in Other-net in the second quarter of 2006.

The investment in Pace Carbon resulted in losses reflected in Equity in earnings of unconsolidated affiliates totaling $5.3 million and $6.1 million for the three months ended June 30, 2007 and 2006, respectively, and $10.5 million and $12.0 million during the six months ended June 30, 2007 and 2006, respectively.  Synfuel related results, inclusive of those losses and their related tax benefits as well as the tax credits and other related activity, were earnings of $1.4 million and $4.8 million, respectively, for the three and six months ended June 30, 2007, respectively, compared to losses of $5.0 million and $4.3 million, respectively, during the three and six months ended June 30, 2006.

9.	Common Stock Offering

In February 2007, the Company sold 4.6 million authorized but previously unissued shares of its common stock to a group of underwriters in an SEC-registered primary offering at a price of $28.33 per share.  The transaction generated proceeds, net of underwriting discounts and commissions, of approximately $125.7 million.  The Company executed an equity forward sale agreement (equity forward) in connection with the offering, and therefore, did not receive proceeds at the time of the equity offering.  The equity forward allows the Company to price an offering under market conditions existing at that time, and to better match the receipt of the offering proceeds and the associated share dilution with the implementation of new electric service territory base rates, providing a return on the new equity employed.  The offering proceeds, when and if received, will be used to permanently finance primarily electric utility capital expenditures.

In connection with the equity forward, an affiliate of one of the underwriters (the forward seller), at the Company's request, borrowed an equal number of shares of the Company's common stock from institutional stock lenders and sold those borrowed shares to the public in the primary offering.  The Company did not receive any proceeds at the time of the offering, but will receive an amount equal to the net proceeds from that sale, subject to certain adjustments defined in the equity forward, upon full share settlement of the equity forward.  Those adjustments defined in the equity forward include 1) daily increases in the forward sale price based on a floating interest factor equal to the federal funds rate, less a 35 basis point fixed spread, and 2) structured quarterly decreases to the forward sale price that align with expected Company dividend payments.

The Company may elect to settle the equity forward in shares or in cash, except in specified circumstances or events where the counterparty to the equity forward could force a share settlement.  Examples of such events include, but are not limited to, the Company making dividend payments greater than the structured quarterly decreases identified in the equity forward or the Company repurchasing a number of its outstanding common shares over a specified threshold.  If the Company elects to settle in shares, the maximum number of shares deliverable by the Company is 4.6 million shares.  If the Company elects to settle in cash, an affiliate of one of the underwriters (the forward purchaser) would purchase shares in the market and return those shares to the stock lenders.  The Company will either owe or be owed funds depending upon the Company's average share price during the "unwind period" defined in the equity forward in relation to the equity forward's contracted price.  Generally, if the equity forward's contracted price is lower than average share price during the "unwind period", then the Company would owe cash; and if the average share price during the "unwind period" is less than the equity forward's contracted price, the Company would receive cash.  Proceeds received or paid when the equity forward is settled will be recorded in Common Shareholders' Equity, even if settled in cash.  The equity forward must be settled prior to February 28, 2009.

The equity forward had an initial forward price of $27.34 per share, representing the public offering price of $28.33 per share, net of underwriting discounts and commissions.  Management therefore estimated the contract had no initial fair value.  If the equity forward had been settled by delivery of shares at June 30, 2007, the Company would have received approximately $126.4 million based on a forward price of $27.47 for the 4.6 million shares.  If the Company had elected to settle the equity forward in cash at June 30, 2007, the Company estimates it would have owed approximately $5 million, primarily reflecting the gross spread on the sale of shares.  The federal funds rate was 5.375% at June 30, 2007.  The Company currently anticipates settling the equity forward by delivering shares.

10.	Commitments & Contingencies

Legal Proceedings
The Company is party to various legal proceedings arising in the normal course of business.  In the opinion of management, there are no legal proceedings pending against the Company that are likely to have a material adverse effect on its financial position, results of operations or cash flows.

Guarantees & Product Warranties
Vectren issues guarantees to third parties on behalf of its unconsolidated affiliates.  Such guarantees allow those affiliates to execute transactions on more favorable terms than the affiliate could obtain without such a guarantee.  Guarantees may include posted letters of credit, leasing guarantees, and performance guarantees.  As of June 30, 2007, guarantees issued and outstanding on behalf of unconsolidated affiliates approximated $3 million.  The Company has accrued no liabilities for these guarantees as they relate to guarantees issued among related parties, or such guarantees were executed prior to the adoption of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”

In 2006, the Company issued a guarantee with an approximate $5 million maximum risk related to the residual value of an operating lease that expires in 2011.  As of June 30, 2007, Vectren Corporation has a liability representing the fair value of that guarantee of less than $0.1 million.  Liabilities accrued for, and activity related to, product warranties are not significant.

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

In February 2006, the IURC approved a multi-emission compliance plan filed by the Company’s utility subsidiary, SIGECO.  Once the plan is implemented, SIGECO’s coal-fired plants will be 100% scrubbed for SO2, 90% scrubbed for NOx, and mercury emissions will be reduced to meet the new mercury reduction standards.  The order, as previously agreed to by the OUCC and Citizens Action Coalition, allows SIGECO to recover an approximate 8% return on up to $110 million in capital investments through a rider mechanism which is updated every six months for actual costs incurred.  The Company will also recover through a rider its operating expenses, including depreciation, once the equipment is placed into service.  As of June 30, 2007, the Company has made capital investments of approximately $75 million related to this environmental requirement, of which $49.4 million was placed into service on January 1, 2007, and was included in rate base in the aforementioned rate case settlement.  The Company may file periodic updates with the IURC requesting modification to the spending authority.

If legislation requiring reductions in carbon dioxide and other greenhouse gases is adopted, such regulation could substantially affect both the costs and operating characteristics of the Company’s fossil fuel plants, nonutility coal mining operations, and other operations.  At this time and in absence of final legislation, compliance costs and other effects associated with reductions in greenhouse gas emissions remain uncertain.

Pursuant to an IURC order, SIGECO is studying renewable energy alternatives, and on April 9, 2007, filed a green power rider seeking authority to buy 30 MW of wind energy.  Future filings with the IURC with regard to new generation and/or further environmental compliance plans will include evaluation of potential carbon requirements.

Environmental Remediation Efforts
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

In October 2002, SIGECO received a formal information request letter from the IDEM regarding five manufactured gas plants that it owned and/or operated and were not enrolled in the IDEM’s VRP.  In October 2003, SIGECO filed applications to enter four of the manufactured gas plant sites in IDEM's VRP.  The remaining site is currently being addressed in the VRP by another Indiana utility.  SIGECO added those four sites into the renewal of the global Voluntary Remediation Agreement that Indiana Gas has in place with IDEM for its manufactured gas plant sites.  That renewal was approved by the IDEM in February 2004.  SIGECO is also named in a lawsuit filed in federal district court in May 2007, involving another site subject to potential environmental remediation efforts.

SIGECO has filed a declaratory judgment action against its insurance carriers seeking a judgment finding its carriers liable under the policies for coverage of further investigation and any necessary remediation costs that SIGECO may accrue under the VRP program and/or related to the aforementioned site subject to the lawsuit.  While the total costs that may be incurred in connection with addressing these sites cannot be determined at this time, SIGECO has recorded costs that it reasonably expects to incur totaling approximately $7.7 million.  With respect to insurance coverage, SIGECO has received and recorded settlements from insurance carriers under insurance policies in effect when these sites were in operation in an aggregate amount approximating the costs it expects to incur.

Environmental remediation costs related to Indiana Gas’ and SIGECO’s manufactured gas plants and other sites have had no material impact on results of operations or financial condition since costs recorded to date approximate PRP and insurance settlement recoveries.  While the Company’s utilities have recorded all costs which they presently expect to incur in connection with activities at these sites, it is possible that future events may require some level of additional remedial activities which are not presently foreseen and those costs may not be subject to PRP or insurance recovery.

12.	Rate & Regulatory Matters

Vectren North (Indiana Gas Company, Inc.) Gas Base Rate Filing
In May 2007, the Company filed a petition with the IURC to adjust its gas base rates and charges in its North service territory.  The petition requests an increase of approximately $41 million in rates to recover the ongoing cost of operating, maintaining and expanding the approximately 12,000-mile distribution and storage system used to serve more than 565,000 natural gas customers.  Components of the increase include return on additional utility infrastructure investment, costs associated with federally mandated pipeline integrity, inspection and other reliability programs, and aging workforce.  A hearing on the Company’s request before the IURC is scheduled for late August 2007.

Vectren South (SIGECO) Gas Base Rate Order Received
On August 1, 2007, the Company received an order from the IURC which approved, with a minor modification, the settlement agreement previously reached with the Indiana Office of the Utility Consumer Counselor (OUCC) and other interveners regarding its Vectren South gas rate case.  The order provided for a base rate increase of $5.1 million and an allowed return on equity (ROE) of 10.15 percent, with an overall rate of return of 7.20 percent on rate base of $121.7 million.  The order also includes removal of $2.6 million of costs from base rates to be recovered through existing tracking mechanisms.

Further, additional expenditures for a multi-year bare steel and cast iron capital replacement program will be afforded certain accounting treatment that mitigates earnings attrition from the investment between rate cases.  The accounting treatment allows for the continuation of the accrual for allowance for funds used during construction (AFUDC) and the deferral of depreciation expense after the projects go in service but before they are included in base rates.  To qualify for this treatment, the annual expenditures are limited to $3.0 million and the treatment cannot extend beyond three years on each project.

With this order, the company now has in place for its South gas territory weather normalization, a conservation and decoupling tariff, tracking of gas cost expense related to bad debts and unaccounted for gas through the existing gas cost adjustment mechanism, and tracking of pipeline integrity expense.  The allowed ROE of 10.15 percent recognizes these various regulatory mechanisms.

Vectren South (SIGECO) Electric Base Rate Settlement
On April 20, 2007, the Company announced it had reached a settlement agreement with the OUCC and other interveners regarding the proposed changes to the base rates and charges for its electric distribution business in southwestern Indiana.  The settlement agreement provides for an approximate $60.8 million electric rate increase to cover the Company’s cost of system growth, maintenance, safety and reliability.  The settlement provides for, among other things: timely recovery of certain new electric transmission investments made, ongoing costs, and deferred costs associated with the Midwest Independent System Operator (MISO); operations and maintenance (O&M) expense increases related to managing the aging workforce, including the development of expanded apprenticeship programs and the creation of defined training programs to ensure proper knowledge transfer, safety and system stability; increased O&M expense necessary to maintain and improve system reliability; customer benefit from the sale of wholesale power by Vectren sharing evenly with customers any profit earned above or below $10.5 million of wholesale power margin; recovery of and return on the investment in demand side management programs to help encourage conservation during peak load periods; and an overall rate of return of 7.32 percent and an ROE of 10.4 percent.

A hearing before the IURC was held on May 3, 2007, with the final briefing filed on May 18, 2007 and the Company is expecting an order in the late summer.

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

Indiana
In December 2006, the IURC approved a settlement agreement that provides for a five-year energy efficiency program.  It allows the Company’s Indiana utilities to recover a majority of the costs of promoting the conservation of natural gas through conservation trackers that work in tandem with a lost margin recovery mechanism.  The order was implemented in the North service territory in December 2006, and provides for recovery of 85 percent of the difference between weather normalized revenues actually collected by the company and the revenues approved in the company’s most recent rate case.  Energy efficiency programs began in the South gas territory in December 2006, however, a similar approach regarding lost margin recovery will commence in the South gas territory now that new base rates have been approved, allowing for recovery of 100 percent of the difference between weather normalized revenues actually collected by the Company and the revenues approved in that rate case.  While most expenses associated with these programs are recoverable, in the first program year the Company is required to fund $1.5 million in program costs without recovery.

Ohio
In June 2007, the Public Utilities Commission of Ohio (PUCO) approved a settlement that provides for the implementation of a lost margin recovery mechanism and a related conservation program for the company’s Ohio operations.  This order confirms the guidance the PUCO previously provided in a September 2006 decision.  The conservation program, as outlined in the September 2006 PUCO order and as affirmed in this order, provides for a two year, $2 million total conservation program to be paid by the company, as well as a sales reconciliation rider intended to be a recovery mechanism for the difference between the weather normalized revenues actually collected by the company and the revenues approved by the PUCO in the company’s most recent rate case.  Approximately 60 percent of the company’s Ohio customers are eligible for the conservation programs.  The Ohio Consumer Counselor (OCC) and another intervener have requested a rehearing of the June 2007 order.  In accordance with accounting authorization previously provided by the PUCO, the company began recognizing the impact of the September 2006 order on October 1, 2006, and has recognized cumulative revenues of $2.5 million, of which $1.2 million has been recorded in 2007.  The OCC has appealed the PUCO’s accounting authorization and the case is currently pending before the Ohio Supreme Court.  Since October 1, 2006, the Company has been ratably accruing its $2 million commitment.

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

On April 1, 2005, the MISO energy market commenced operation (the Day 2 energy market).  As a result of being a market participant, the Company now bids its owned generation into the Day Ahead and Real Time markets and procures power for its retail customers at Locational Marginal Pricing (LMP) as determined by the MISO market.  The Company is typically in a net sales position with MISO and is only occasionally in a net purchase position.  Net positions are determined on an hourly basis.  When the Company is a net seller such net revenues are included in Electric Utility Revenues and when the Company is a net purchaser such net purchases are included in Cost of Fuel and Purchased Power.

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

If the aforementioned electric rate case settlement is approved, the Company will timely recover its investment in certain new electric transmission investments, ongoing costs, and deferred costs.

Ohio Gas Cost Recovery (GCR) Audit Proceedings
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

Integrated Gasification Combined Cycle Project Involvement
In August 2007, the Company announced that it has determined to not participate in the proposed Edwardsport, Indiana, Integrated Gasification Combined Cycle (IGCC) generating plant with Duke Energy Indiana, Inc. (Duke).  Based upon a review and analysis of the Company’s expected electric generation requirements, the expected demand for energy on the system may be more appropriately satisfied through the use of other alternatives, including additional natural gas peaking generation, purchased power, renewable resources and increased customer conservation.  The Company has paid Duke approximately $3.0 million for engineering studies and related costs.  By separate agreement with Duke, the Company expects to be reimbursed for all costs and expenses it has paid to Duke.

13.	Adoption of FIN 48

The Company and/or certain of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states.  The Internal Revenue Service (IRS) has conducted its examination of the Company’s U.S. federal income tax returns for tax years through December 31, 2004.  The State of Indiana, the Company’s primary state tax jurisdiction, has conducted examinations of state income tax returns for tax years through December 31, 2002.  No examinations are currently ongoing.

On January 1, 2007, the Company adopted FASB Interpretation No. 48 (FIN 48) “Accounting for Uncertainty in Income Taxes” an interpretation of SFAS 109, “Accounting for Income Taxes.”  FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in an income tax return.  FIN 48 also provides guidance related to reversal of tax positions, balance sheet classification, interest and penalties, interim period accounting, disclosure and transition.

As a result of the implementation of FIN 48, the Company recognized an approximate $0.3 million increase in the liability for unrecognized tax benefits, of which $0.1 million will was accounted for as a reduction to the January 1, 2007, balance of Retained earnings and $0.2 million was recorded as an increase to Goodwill.  At adoption, the total amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits, was $11.6 million.  During the six months ended June 30, 2007, the Company settled approximately $1.0 million of that obligation, leaving the liability at $10.6 million at June 30, 2007.

The amount of unrecognized tax benefits, which, if recognized, that would impact the effective tax rate as of June 30, 2007, was $3.1 million.  The remaining unrecognized tax benefit relates to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

It is reasonably possible the Company will file for an accounting method change within the next twelve months that would result in an approximate $6 million decrease to the liability.  However, it is not expected that such change will have a significant earnings impact and would only affect the timing of payments to taxing authorities.

The Company accrues interest and penalties associated with unrecognized tax benefits in Income taxes.  During both of the six months ended June 30, 2007 and June 30, 2006, the Company recognized approximately $0.1 million.  The Company had approximately $0.4 million and $1.0 million for the payment of interest and penalties accrued as of June 30, 2007 and December 31, 2006, respectively.

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

Corporate and Other includes unallocated corporate expenses such as advertising and charitable contributions, among other activities, that benefit the Company’s other operating segments.  Net income is the measure of profitability used by management for all operations.  Information related to the Company’s business segments is summarized below:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In millions)	2007	2006	2007	2006
Revenues
Utility Group
Gas Utility Services	$191.9	$159.1	$776.0	$731.8
Electric Utility Services	109.9	96.0	218.0	201.2
Other Operations	10.5	9.2	20.2	18.3
Eliminations	(10.0)	(8.7)	(19.3)	(17.4)
Total Utility Group	302.3	255.6	994.9	933.9
Nonutility Group	149.5	93.9	318.8	221.9
Corporate & Other	-	-	-	-
Eliminations	(30.1)	(32.0)	(58.0)	(63.8)
Consolidated Revenues	$421.7	$317.5	$1,255.7	$1,092.0

Profitability Measure - Net Income
Gas Utility Services	$(3.4)	$(3.1)	$34.5	$29.0
Electric Utility Services	10.3	9.3	21.0	19.4
Other Operations	1.1	0.9	3.4	2.1
Utility Group Net Income	8.0	7.1	58.9	50.5
Nonutility Group Net Income	7.8	(2.8)	26.8	11.4
Corporate & Other Group Net Income	0.2	-	0.4	-
Consolidated Net Income	$16.0	$4.3	$86.1	$61.9

15.	Impact of Recently Issued Accounting Guidance

SFAS 159
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (SFAS 159).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  Items eligible for the fair value measurement option include: financial assets and financial liabilities with certain exceptions; firm commitments that would otherwise not be recognized at inception and that involve only financial instruments; nonfinancial insurance contracts and warranties that the insurer can settle by paying a third party to provide those goods or services; and host financial instruments resulting from separation of an embedded financial derivative instrument from a nonfinancial hybrid instrument.  The fair value option may be applied instrument by instrument, with few exceptions, is irrevocable and is applied only to entire instruments.  SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, “Fair Value Measurements”, and with certain other requirements.  SFAS 159 permits application to eligible items existing at the effective date.  The Company is currently assessing the impact this statement will have on its financial statements and results of operations.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Utility Group generates revenue primarily from the delivery of natural gas and electric service to its customers.  The primary source of cash flow for the Utility Group results from the collection of customer bills and the payment for goods and services procured for the delivery of gas and electric services.  The activities of and revenues and cash flows generated by the Nonutility Group are closely linked to the utility industry, and the results of those operations are generally impacted by factors similar to those impacting the overall utility industry.  However, managing each group requires distinct competencies and business strategies since they offer different energy and energy related products and services and experience different opportunities and risks.  The Company therefore analyzes the contribution to consolidated earnings of the Utility Group and Nonutility Group separately.  In addition, there are other operations referred to herein as Corporate and Other that include unallocated corporate expenses such as advertising and charitable contributions, among other activities, that benefit the Utility and Nonutility Groups.

In this discussion and analysis of results of operations, the results of the Utility Group, Nonutility Group, and Corporate and Other are presented on a per share basis.  Such per share amounts are based on the earnings contribution of each group included in Vectren’s consolidated results divided by Vectren’s basic average shares outstanding during the period.  The earnings per share of the groups do not represent a direct legal interest in the assets and liabilities allocated to the groups, but rather represent a direct equity interest in Vectren Corporation's assets and liabilities as a whole.

The Company has in place a disclosure committee that consists of senior management as well as financial management.  The committee is actively involved in the preparation and review of the Company’s SEC filings.

Executive Summary of Consolidated Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In millions, except per share data)	2007	2006	2007	2006
Net income	$16.0	$4.3	$86.1	$61.9
Attributed to:
Utility Group	$8.0	$7.1	$58.9	$50.5
Nonutility Group	7.8	(2.8)	26.8	11.4
Corporate & Other	0.2	-	0.4	-

Basic earnings per share	$0.21	$0.06	$1.13	$0.82
Attributed to:
Utility Group	$0.11	$0.10	$0.78	$0.67
Nonutility Group	0.10	(0.04)	0.35	0.15
Corporate & Other	-	-	-	-

Results

For the three months ended June 30, 2007, net income was $16.0 million, or $0.21 per share, compared to $4.3 million, or $0.06 per share, for the three months ended June 30, 2006.  Synfuel-related results included in net income for the quarter were earnings of $1.4 million, or $0.02 per share, in 2007, compared to a loss of $5.0 million, or $0.07 per share, in 2006.  The increase in 2007 results, exclusive of synfuel-related results, is primarily due to higher nonutility operating results and increased synfuel-related results.

For the six months ended June 30, 2007, net income was $86.1 million, or $1.13 per share, compared to $61.9 million, or $0.82 per share, for the six months ended June 30, 2006.  Synfuel-related results included net income year to date in 2007 earnings were $4.8 million, or $0.06 per share, compared to a loss of $4.3 million, or $0.06 per share, in 2006.  The increase in 2007 results, exclusive of synfuel-related results, is primarily attributable to higher gas and electric utility margins, including the impact of favorable weather year over year, and higher nonutility operating results and increased synfuel-related results.

The Utility Group’s 2007 earnings for the quarter ended June 30, 2007 were $8.0 million compared to $7.1 million in 2006 and $58.9 million for the six months ended June 30, 2007 compared to $50.5 million in 2006.  The increases in Utility Group earnings resulted from increased residential and commercial usage, including lost margin recovery and favorable weather in the Ohio and electric territories.  The increase was offset somewhat by higher operating costs, including depreciation expense.

In the Company’s electric and Ohio natural gas service territories that are not protected by weather normalization mechanisms, management estimates the margin impact of weather experienced during the second quarter of 2007 to be $1.4 million favorable compared to normal and $3.0 million favorable compared to the prior year.  Year to date, management estimates the margin impact of weather experienced during 2007 to be $0.6 million favorable compared to normal and $6.6 million favorable compared to the prior year.

The Nonutility Group’s second quarter 2007 earnings were $7.8 million compared to a loss of $2.8 million in 2006 and $26.8 million for the six months ended June 30, 2007, compared to $11.4 million in 2006.  Primary nonutility operations are Energy Marketing and Services companies, Coal Mining operations, and Energy Infrastructure Services companies.  Energy Marketing and Services contributed quarterly earnings of $1.9 million in 2007 compared to $0.3 million in 2006.  Coal Mining operations contributed quarterly earnings of $0.7 million in 2007 compared to $0.9 million in 2006.  Energy Infrastructure Services contributed quarterly earnings of $4.0 million in 2007 compared to $0.8 million in 2006.  Energy Marketing and Services contributed year to date earnings of $17.6 million in 2007 compared to $13.2 million in 2006.  Coal Mining operations contributed year to date earnings of $2.3 million in 2007 compared to $2.7 million in 2006.  Energy Infrastructure Services contributed year to date earnings of $2.0 million in 2007 compared to a loss of $0.4 million in 2006.

The Company’s primary nonutility operations contributed earnings of $6.6 million in the three months ended June 30, 2007, an increase of $4.6 million compared to 2006.  Year to date earnings from these primary nonutility operations were $21.9 million, an increase of $6.4 million compared to 2006.  Year to date earnings from ProLiance Energy, LLC (ProLiance), which are included in Energy Marketing and Services’ results, increased $5.3 million due in part to increased storage capacity and greater optimization opportunities.  Of ProLiance’s year to date increase in operating results, $1.3 million occurred in the second quarter.  Year to date earnings from ProLiance Energy, LLC (ProLiance), which are included in Energy Marketing and Services’ results, increased $5.3 million due in part to increased storage capacity and greater optimization opportunities.  Of ProLiance’s year to date increase in operating results, $1.3 million occurred in the second quarter.  During the second quarter, earnings from Miller Pipeline Corporation (Miller), which are included in Energy Infrastructure Services’ results, increased $2.7 million.  As a result of the seasonal loss Miller experienced in the first quarter, the year to date increase in earnings from Miller approximates $1.4 million.  These increases are due primarily to Vectren’s 100 percent ownership of Miller in 2007, more large gas construction projects, and price increases.  Further, Energy Systems Group’s increased earnings contribution of $0.5 million in the quarter and $1.2 million year over year is primarily due to higher revenues resulting from the December 31, 2006 backlog.  The year to date increase was offset somewhat by lower earnings from Vectren Source and Coal Mining operations.

Synfuel-related results for the quarter were earnings of $1.4 million in 2007, compared to a loss of $5.0 million in 2006.  Year to date earnings from Synfuel-related results totaled $4.8 million.  In 2006, losses from Synfuel-related activities were $4.3 million and included a second quarter $5.7 million after tax impairment charge related to the Company’s investment in Pace Carbon Synfuels LP.  Quarterly results in 2007 include a $1.2 million after tax mark-to-market loss on financial contracts related to 2007 production, and a $0.8 million after tax mark-to-market loss year to date.

Dividends

Dividends declared for the three months ended June 30, 2007, were $0.315 per share compared to $0.305 per share for the same period in 2006.  Dividends declared for the six months ended June 30, 2007, were $0.630 per share compared to $0.610 per share for the same period in 2006.

Detailed Discussion of Results of Operations

Following is a more detailed discussion of the results of operations of the Utility Group and Nonutility Group.  The detailed results of operations for these operations are presented and analyzed before the reclassification and elimination of certain intersegment transactions necessary to consolidate those results into the Company’s Consolidated Condensed Statements of Income.  Corporate and Other operations are not significant.

Results of Operations of the Utility Group

The Utility Group is comprised of Utility Holdings’ operations.  The operations of the Utility Group consist of the Company’s regulated operations and other operations that provide information technology and other support services to those regulated operations.  The Company segregates its regulated operations into a Gas Utility Services operating segment and an Electric Utility Services operating segment.  The Gas Utility Services segment includes the operations of Indiana Gas, the Ohio operations, and SIGECO’s natural gas distribution business and provides natural gas distribution and transportation services to nearly two-thirds of Indiana and to west central Ohio.  The Electric Utility Services segment includes the operations of SIGECO’s electric transmission and distribution services, which provides electric distribution services primarily to southwestern Indiana, and includes the Company’s power generating and asset optimization operations.  In total, these regulated operations supply natural gas and/or electricity to over one million customers.  The Utility Group’s other operations are not significant.  Utility operating results before certain intersegment eliminations and reclassifications for the three and six months ended June 30, 2007 and 2006 follow:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In millions, except per share amounts)	2007	2006	2007	2006
OPERATING REVENUES
Gas revenues	$ 191.9	$ 159.1	$ 776.0	$ 731.8
Electric revenues	109.9	96.0	218.0	201.2
Other revenues	0.5	0.5	0.9	0.9
Total operating revenues	302.3	255.6	994.9	933.9
OPERATING EXPENSES
Cost of gas	114.6	88.5	539.1	517.5
Cost of fuel & purchased power	38.4	30.9	79.0	69.0
Other operating	65.6	59.6	132.8	121.2
Depreciation & amortization	39.8	37.7	79.0	74.8
Taxes other than income taxes	14.1	11.6	38.3	34.4
Total operating expenses	272.5	228.3	868.2	816.9
OPERATING INCOME	29.8	27.3	126.7	117.0

OTHER INCOME - NET	2.2	1.9	4.9	2.8

INTEREST EXPENSE	18.6	18.2	38.0	38.2
INCOME BEFORE INCOME TAXES	13.4	11.0	93.6	81.6
INCOME TAXES	5.4	3.9	34.7	31.1
NET INCOME	$ 8.0	$ 7.1	$ 58.9	$ 50.5

CONTRIBUTION TO VECTREN BASIC EPS	$ 0.11	$ 0.10	$ 0.78	$ 0.67

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

Sales of natural gas and electricity to residential and commercial customers are seasonal and are impacted by weather.  Trends in average use among natural gas residential and commercial customers have tended to decline in recent years as more efficient appliances and furnaces are installed and the price of natural gas has increased.  Normal temperature adjustment (NTA) and lost margin recovery mechanisms largely mitigate the effect on Gas Utility margin that would otherwise be caused by variations in volumes sold due to weather and changing consumption patterns.  Indiana Gas’ territory has both an NTA since 2005 and lost margin recovery since December 2006.  SIGECO’s natural gas territory has an NTA since 2005, and lost margin recovery began when new base rates went into effect August 1, 2007.  The Ohio service territory has lost margin recovery since October 2006, but does not have weather normalization.  Electric use among residential and commercial classes has remained relatively stable.  SIGECO’s electric service territory does not have weather normalization and its tariffs generally do not provide for lost margin recovery.

Gas and electric margin generated from sales to large customers (generally industrial and other contract customers) is primarily impacted by overall economic conditions.  Margin is also impacted by the collection of state mandated taxes, which fluctuate with gas and fuel costs, as well as other tracked expenses.  Expenses subject to tracking mechanisms include Ohio bad debts and percent of income payment plan expenses, Indiana gas pipeline integrity management costs, costs to fund Indiana energy efficiency programs, and costs associated with operating environmental compliance equipment.  Electric generating asset optimization activities are primarily affected by market conditions, the level of excess generating capacity, and electric transmission availability.  Following is a discussion and analysis of margin generated from regulated utility operations.

Gas Utility Margin (Gas Utility revenues less Cost of gas sold)
Gas Utility margin and throughput by customer type follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In millions)	2007	2006	2007	2006
Gas utility revenues	$ 191.9	$ 159.1	$ 776.0	$ 731.8
Cost of gas sold	114.6	88.5	539.1	517.5
Total gas utility margin	$ 77.3	$ 70.6	$ 236.9	$ 214.3
Margin attributed to:
Residential & commercial customers	$ 63.6	$ 57.0	$ 203.9	$ 181.7
Industrial customers	10.0	9.8	25.7	24.7
Other	3.7	3.8	7.3	7.9
Sold & transported volumes in MMDth attributed to:
Residential & commercial customers	13.9	11.4	68.7	56.7
Industrial customers	18.1	18.0	44.5	43.5
Total sold & transported volumes	32.0	29.4	113.2	100.2

For the three and six months ended June 30, 2007, gas utility margins were $77.3 million and $236.9 million, respectively, an increase of $6.7 million quarter over quarter and $22.6 million year over year.  Residential and commercial customer usage, including lost margin recovery, increased margin $4.7 million during the quarter and $11.9 million year over year.  Year to date, Ohio weather was 3 percent warmer than normal, but 11 percent colder than the prior year and resulted in an estimated increase in margin of approximately $2.4 million compared to 2006.  Lastly, costs recovered dollar-for-dollar in margin associated with tracked expenses and revenue and usage taxes increased gas margin $2.0 million in the quarter and $7.9 million year over year.  The average cost per dekatherm of gas purchased for the six months ended June 30, 2007, was $8.50 compared to $9.35 in 2006.

Electric Utility Margin (Electric Utility revenues less Cost of fuel & purchased power)
Electric Utility margin by customer type follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In millions)	2007	2006	2007	2006
Electric utility revenues	$ 109.9	$ 96.0	$ 218.0	$ 201.2
Cost of fuel & purchased power	38.4	30.9	79.0	69.0
Total electric utility margin	$ 71.5	$ 65.1	$ 139.0	$ 132.2
Margin attributed to:
Residential & commercial customers	$ 43.6	$ 38.4	$ 83.4	$ 76.3
Industrial customers	18.3	17.9	34.8	34.5
Municipal & other customers	5.2	6.8	10.3	12.3
Subtotal: retail & firm wholesale	$ 67.1	$ 63.1	$ 128.5	$ 123.1
Asset optimization	$ 4.4	$ 2.0	$ 10.5	$ 9.1

Electric volumes sold in GWh attributed to:
Residential & commercial customers	705.4	648.4	1,403.3	1,305.4
Industrial customers	676.7	671.3	1,303.7	1,309.2
Municipal & other	156.3	161.3	291.4	311.8
Total retail & firm wholesale volumes sold	1,538.4	1,481.0	2,998.4	2,926.4

Retail & Firm Wholesale Margin
Electric retail and firm wholesale utility margins were $67.1 million and $128.5 million for the three and six months ended June 30, 2007.  These represent increases over the prior year periods of $4.0 million and $5.4 million, respectively.  Management estimates the period over period increases in usage by residential and commercial customers due to weather to be $3.0 million in the quarter and $4.2 million year to date.  Return on pollution control investments increased margin $0.9 million in the quarter and $1.2 million year over year.

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

Following is a reconciliation of asset optimization activity:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In millions)	2007	2006	2007	2006
Off-system sales	$ 3.5	$ 3.0	$ 8.8	$ 10.7
Transmission system sales	0.9	0.6	1.7	1.5
Other	-	(1.6)	-	(3.1)
Total asset optimization	$ 4.4	$ 2.0	$ 10.5	$ 9.1

For the three and six months ended June 30, 2007, net asset optimization margins were $4.4 million and $10.5 million, which represents increases of $2.4 million and $1.4 million, compared to 2006.  The increases are primarily due to losses on financial contracts experienced in 2006 offset partially by lower availability of generating units for off system sales in 2007, due largely to the retirement of 50 MW of owned generation on December 31, 2006.  Year to date off-system sales totaled 447.6 GWh in 2007, compared to 648.3 GWh in 2006.

Other Operating Expenses

For the three and six months ended June 30, 2007, Other operating expenses were $65.6 million and $132.8 million, which represent increases of $6.0 million and $11.6 million, compared to 2006.  Pass-through costs, including costs funding new Indiana energy efficiency programs that are recovered in utility margin, increased $1.6 million in the quarter and $6.4 million year over year.  Increases in operating costs associated with lost margin recovery and conservation initiatives that are not directly recovered in margin were $0.5 million in the quarter and $1.1 million year over year.  The remaining increases are primarily due to increased wage and benefit costs, and other operating cost increases, and the timing of expenses.

Depreciation & Amortization

Depreciation & amortization expense was $39.8 million and $79.0 million, respectively, for the three and six months ended June 30, 2007, an increase of $2.1 million and $4.2 million compared to the prior year periods.  The increases were primarily due to increased utility plant.

Taxes Other Than Income Taxes

Taxes other than income taxes were $14.1 million and $38.3 million, respectively, for the three and six months ended June 30, 2007, an increase of $2.5 million and $3.9 million compared to the prior year periods.  The increase results from increased property taxes and higher revenues subject to taxes.

Other Income-Net

Other-net reflects income of $2.2 million for the quarter and $4.9 million year to date, increases of $0.3 million and $2.1 million compared to prior year periods.  The increase is attributable to an increase in capitalized interest on utility plant.

Interest Expense

For the three and six months ended June 30, 2007, Interest expense was $18.6 million and $38.0 million, respectively, which represents an increase in the quarter of $0.4 million and a year to date decrease of $0.2 million compared to 2006.  The changes reflect higher interest rates associated with short-term borrowings in the second quarter of 2007 and are partially offset by the impact of financing transactions completed in October 2006, in which approximately $93 million in debt related proceeds were raised and used to retire debt outstanding with a higher interest rate.

Income Taxes

Federal and state income taxes were $5.4 million for the quarter and $34.7 million year to date, increases of $1.5 million and $3.6 million compared to the prior year periods.  Year to date, the increase in income taxes is due to higher pretax income offset somewhat by a lower effective tax rate.

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

In February 2006, the IURC approved a multi-emission compliance plan filed by the Company’s utility subsidiary, SIGECO.  Once the plan is implemented, SIGECO’s coal-fired plants will be 100% scrubbed for SO2, 90% scrubbed for NOx, and mercury emissions will be reduced to meet the new mercury reduction standards.  The order, as previously agreed to by the OUCC and Citizens Action Coalition, allows SIGECO to recover an approximate 8% return on up to $110 million in capital investments through a rider mechanism which is updated every six months for actual costs incurred.  The Company will also recover through a rider its operating expenses, including depreciation, once the equipment is placed into service.  As of June 30, 2007, the Company has made capital investments of approximately $75 million related to this environmental requirement, of which $49.4 million was placed into service on January 1, 2007, and was included in rate base in the aforementioned rate case settlement. The Company may file periodic updates with the FURC requesting modification to the spending authority.

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

Environmental Remediation Efforts

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

In October 2002, SIGECO received a formal information request letter from the IDEM regarding five manufactured gas plants that it owned and/or operated and were not enrolled in the IDEM’s VRP.  In October 2003, SIGECO filed applications to enter four of the manufactured gas plant sites in IDEM's VRP.  The remaining site is currently being addressed in the VRP by another Indiana utility.  SIGECO added those four sites into the renewal of the global Voluntary Remediation Agreement that Indiana Gas has in place with IDEM for its manufactured gas plant sites.  That renewal was approved by the IDEM in February 2004.  SIGECO is also named in lawsuit filed in federal district court in May 2007, involving another site subject to potential environmental remediation efforts.

SIGECO has filed a declaratory judgment action against its insurance carriers seeking a judgment finding its carriers liable under the policies for coverage of further investigation and any necessary remediation costs that SIGECO may accrue under the VRP program and/or related to the aforementioned site subject to the lawsuit.  While the total costs that may be incurred in connection with addressing these sites cannot be determined at this time, SIGECO has recorded costs that it reasonably expects to incur totaling approximately $7.7 million.  With respect to insurance coverage, SIGECO has received and recorded settlements from insurance carriers under insurance policies in effect when these sites were in operation in an aggregate amount approximating the costs it expects to incur.

Environmental remediation costs related to Indiana Gas’ and SIGECO’s manufactured gas plants and other sites have had no material impact on results of operations or financial condition since costs recorded to date approximate PRP and insurance settlement recoveries.  While the Company’s utilities have recorded all costs which they presently expect to incur in connection with activities at these sites, it is possible that future events may require some level of additional remedial activities which are not presently foreseen and those costs may not be subject to PRP or insurance recovery.

Rate and Regulatory Matters

Vectren North (Indiana Gas Company, Inc.) Gas Base Rate Filing

In May 2007, the Company filed a petition with the IURC to adjust its gas base rates and charges in its North service territory.  The petition requests an increase of approximately $41 million in rates to recover the ongoing cost of operating, maintaining and expanding the approximately 12,000-mile distribution and storage system used to serve more than 565,000 natural gas customers.  Components of the increase include return on additional utility infrastructure investment, costs associated with federally mandated pipeline integrity, inspection and other reliability programs, and aging workforce.  A hearing on the Company’s request before the IURC is scheduled for late August 2007.

Vectren South (SIGECO) Gas Base Rate Order Received

On August 1, 2007, the Company received an order from the IURC which approved, with a minor modification, the settlement agreement previously reached with the Indiana Office of the Utility Consumer Counselor (OUCC) and other interveners regarding its Vectren South gas rate case.  The order provided for a base rate increase of $5.1 million and an allowed return on equity (ROE) of 10.15 percent, with an overall rate of return of 7.20 percent on rate base of $121.7 million.  The order also includes removal of $2.6 million of costs from base rates to be recovered through existing tracking mechanisms.

Further, additional expenditures for a multi-year bare steel and cast iron capital replacement program will be afforded certain accounting treatment that mitigates earnings attrition from the investment between rate cases.  The accounting treatment allows for the continuation of the accrual for allowance for funds used during construction (AFUDC) and the deferral of depreciation expense after the projects go in service but before they are included in base rates.  To qualify for this treatment, the annual expenditures are limited to $3.0 million and the treatment cannot extend beyond three years on each project.

With this order, the company now has in place for its South gas territory weather normalization, a conservation and decoupling tariff, tracking of gas cost expense related to bad debts and unaccounted for gas through the existing gas cost adjustment mechanism, and tracking of pipeline integrity expense.  The allowed ROE of 10.15 percent recognizes these various regulatory mechanisms.

Vectren South (SIGECO) Electric Base Rate Settlement

On April 20, 2007, the Company announced it had reached a settlement agreement with the OUCC and other interveners regarding the proposed changes to the base rates and charges for its electric distribution business in southwestern Indiana.  The settlement agreement provides for an approximate $60.8 million electric rate increase to cover the Company’s cost of system growth, maintenance, safety and reliability.  The settlement provides for, among other things: timely recovery of certain electric transmission investments made, ongoing costs, and deferred costs associated with the Midwest Independent System Operator (MISO); operations and maintenance (O&M) expense increases related to managing the aging workforce, including the development of expanded apprenticeship programs and the creation of defined training programs to ensure proper knowledge transfer, safety and system stability; increased O&M expense necessary to maintain and improve system reliability; customer benefit from the sale of wholesale power by Vectren sharing evenly with customers any profit earned above or below $10.5 million of wholesale power margin; recovery of and return on the investment in demand side management programs to help encourage conservation during peak load periods; and an overall rate of return of 7.32 percent and an ROE of 10.4 percent.

A hearing before the IURC was held on May 3, 2007, with the final briefing filed on May 18, 2007 and the Company is expecting an order in the late summer.

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

Indiana

In December 2006, the IURC approved a settlement agreement that provides for a five-year energy efficiency program.  It allows the Company’s Indiana utilities to recover a majority of the costs of promoting the conservation of natural gas through conservation trackers that work in tandem with a lost margin recovery mechanism.  The order was implemented in the North service territory in December 2006, and provides for recovery of 85 percent of the difference between weather normalized revenues actually collected by the company and the revenues approved in the company’s most recent rate case.  Energy efficiency programs began in the South gas territory in December 2006, however, a similar approach regarding lost margin recovery  will commence in the South gas territory now that new base rates have been approved, allowing for recovery of 100 percent of the difference between weather normalized revenues actually collected by the Company and the revenues approved in that rate case.  While most expenses associated with these programs are recoverable, in the first program year the Company is required to fund $1.5 million in program costs without recovery.

Ohio

In June 2007, the Public Utilities Commission of Ohio (PUCO) approved a settlement that provides for the implementation of a lost margin recovery mechanism and a related conservation program for the company’s Ohio operations.  This order confirms the guidance the PUCO previously provided in a September 2006 decision.  The conservation program, as outlined in the September 2006 PUCO order and as affirmed in this order, provides for a two year, $2 million total conservation program to be paid by the company, as well as a sales reconciliation rider intended to be a recovery mechanism for the difference between the weather normalized revenues actually collected by the company and the revenues approved by the PUCO in the company’s most recent rate case.  Approximately 60 percent of the company’s Ohio customers are eligible for the conservation programs.  The Ohio Consumer Counselor (OCC) and another intervener have requested a rehearing of the June 2007 order.  In accordance with accounting authorization previously provided by the PUCO, the company began recognizing the impact of the September 2006 order on October 1, 2006, and has recognized cumulative revenues of $2.5 million, of which $1.2 million has been recorded in 2007.  The OCC has appealed the PUCO’s accounting authorization and the case is currently pending before the Ohio Supreme Court.  Since October 1, 2006, the Company has been ratably accruing its $2 million commitment.

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

On April 1, 2005, the MISO energy market commenced operation (the Day 2 energy market).  As a result of being a market participant, the Company now bids its owned generation into the Day Ahead and Real Time markets and procures power for its retail customers at Locational Marginal Pricing (LMP) as determined by the MISO market.  The Company is typically in a net sales position with MISO and is only occasionally in a net purchase position.  Net positions are determined on an hourly basis.  When the Company is a net seller such net revenues are included in Electric Utility Revenues and when the Company is a net purchaser such net purchases are included in Cost of Fuel and Purchased Power.

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

If the aforementioned electric rate case settlement is approved, the Company will timely recover its investment in certain new electric transmission investments, ongoing costs, and deferred costs.

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

Integrated Gasification Combined Cycle Project Involvement

In August 2007, the Company announced that it has determined to not participate in the proposed Edwardsport, Indiana, Integrated Gasification Combined Cycle (IGCC) generating plant with Duke Energy Indiana, Inc. (Duke).  Based upon a review and analysis of the Company’s expected electric generation requirements, the expected demand for energy on the system may be more appropriately satisfied through the use of other alternatives, including additional natural gas peaking generation, purchased power, renewable resources and increased customer conservation.  The Company has paid Duke approximately $3.0 million for engineering studies and related costs.  By separate agreement with Duke, the Company expects to be reimbursed for all costs and expenses it has paid to Duke.

Results of Operations of the Nonutility Group

The Nonutility Group is comprised of three primary business areas: Energy Marketing and Services, Coal Mining, and Energy Infrastructure Services.  Energy Marketing and Services markets and supplies natural gas and provides energy management services.  Coal Mining mines and sells coal.  Energy Infrastructure Services provides underground construction and repair and energy performance contracting services.  Enterprises also has other businesses that invest in energy-related opportunities and services, real estate, and leveraged leases, among other investments.  In addition, the Company has investments that generate synfuel tax credits and processing fees relating to the production of coal-based synthetic fuels.  The Nonutility Group supports the Company’s regulated utilities pursuant to service contracts by providing natural gas supply services, coal, infrastructure services, and other services.  Nonutility Group earnings for the three and six months ended June 30, 2007 and 2006 follow:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

(In millions, except per share amounts)	2007	2006	2007	2006

NET INCOME (LOSS)	$7.8	$(2.8)	$26.8	$11.4

CONTRIBUTION TO VECTREN BASIC EPS	$0.10	$(0.04)	$0.35	$0.15

NET INCOME (LOSS) ATTRIBUTED TO:
Energy Marketing & Services	$1.9	$0.3	$17.6	$13.2
Coal Mining	0.7	0.9	2.3	2.7
Energy Infrastructure	4.0	0.8	2.0	(0.4)
Other Businesses	(0.2)	0.2	0.1	0.2
Synfuel-Related Results	1.4	(5.0)	4.8	(4.3)

Energy Marketing and Services

Energy Marketing and Services is comprised of the Company’s wholesale and retail gas marketing businesses.  Net income generated by Energy Marketing and Services for the three months ended June 30, 2007, was $1.9 million compared to $0.3 million in 2006.  Year to date earnings were $17.6 million in 2007 compared to $13.2 million in 2006.

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

ProLiance provided the primary earnings contribution, which totaled $2.5 million in the second quarter of 2007 compared to $1.2 million in 2006.  Year to date, ProLiance’s earnings contribution was approximately $17.8 million compared to $12.5 million in 2006.  ProLiance’s storage capacity was 40 Bcf in 2007 compared to 34 Bcf at June 30, 2006.  Increased storage capacity and greater optimization opportunities were the primary reasons for the increase in earnings.

Vectren Source’s earnings totaled $0.2 million in the second quarter of 2007 compared to a loss of $0.2 million in 2006.  Year to date, Vectren Source earned approximately $0.9 million compared to $1.7 million in 2006.  The decrease in year to date earnings was primarily due to lower unit margins offset partially by weather insurance proceeds.  Vectren Source’s customer count at June 30, 2007, was 154,000 customers, as compared to the prior year quarter of 149,000.

Coal Mining Operations

Coal Mining Operations mine and sell coal to the Company’s utility operations and to third parties through its wholly owned subsidiary Vectren Fuels, Inc. (Fuels).

Coal Mining operations second quarter earnings were $0.7 million compared to $0.9 million in 2006.  Year to date, Coal Mining operations earned approximately $2.3 million compared to $2.7 million in 2006.  The slight declines are primarily due to production losses during the replacement of seals in the Company’s underground mine to comply with changes in Mine Safety and Health Administration (MSHA) guidelines.  These decreases are offset somewhat by reduced operating costs from highwall mining at the Cypress Creek surface mine.

Energy Infrastructure Services

Energy Infrastructure Services provides energy performance contracting operations through Energy Systems Group, LLC (ESG) and underground construction and repair to utility infrastructure through Miller Pipeline (Miller).  Energy Infrastructure’s operations contributed earnings of $4.0 million in the second quarter of 2007 compared to $0.8 million in 2006.  Year to date earnings were $2.0 million in 2007 compared to a loss of $0.4 million in 2006.

Miller’s 2007 earnings were $2.8 million in the second quarter, compared to $0.1 million in 2006.  Year to date, Miller earned approximately $1.1 million in 2007 compared to a loss of $0.3 million in 2006.  The increase in Miller’s earnings contribution is due to Vectren’s 100 percent ownership in 2007, more large gas construction projects, and price increases.

ESG’s 2007 earnings were $1.5 million in the second quarter, compared to $1.0 million in 2006.  Year to date, ESG earned approximately $1.3 million in 2007 compared to $0.1 million in 2006.  The increases are primarily due to higher revenues resulting from the December 31, 2006, backlog.  At June 30, 2007, ESG’s backlog was $66 million, compared to $68 million at Dec. 31, 2006 and $75 million at June 30, 2006. Additionally, ESG signed approximately $30 million in new contracts in July 2007.

The results of Miller’s operations have been included in consolidated results since July 1, 2006.  While the acquisition of Miller did not have a material impact on the overall financial statements, consolidating Miller resulted in, among other impacts, an increase of $49.9 million during the second quarter and a year to date increase of $80.6 million in Nonutility revenues and an increase of $36.1 million during the second quarter and a year to date increase of $64.5 million in Other operating expenses in 2007 when compared to 2006.

Synfuel-Related Activity

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

The Internal Revenue Service has issued private letter rulings, which concluded that the synthetic fuel produced at the Pace Carbon facilities should qualify for tax credits.  The IRS has completed tax audits of Pace Carbon for the years 1998 through 2001 without challenging tax credit calculations.  As a partner in Pace Carbon, Vectren has reflected synfuel tax credits in its consolidated results from inception through June 30, 2007, of approximately $111 million, of which approximately $101 million have been generated since 2001.  To date, Vectren has been in a position to utilize or carryforward substantially all of the credits generated.  Primarily from the use of these credits, the Company generated an Alternative Minimum Tax (AMT) credit carryforward.  The Company has an accumulated AMT credit carryforward of approximately $41 million at June 30, 2007.

Synfuel tax credits are only available when the price of oil is less than a base price specified by the Internal Revenue Code, as adjusted for inflation.  The current forward price curve indicates that a phase out of synfuel tax credits in 2007 may occur.  However, in the fourth quarter of 2006, the Company purchased oil contracts with a notional amount of 2.8 million barrels, which approximates the Company’s expected 2007 synfuel production, to mitigate 2007 phase out risk.  During the three and six months ended June 30, 2007, the mark-to-market losses associated with these contracts totaled $2.0 million and $1.3 million, respectively, and are reflected in Other-net.  Impairment charges related to the investment in Pace Carbon approximating $9.5 million, or $5.7 million after tax, were recorded in Other-net in the second quarter of 2006.

The investment in Pace Carbon resulted in losses reflected in Equity in earnings of unconsolidated affiliates totaling $5.3 million and $6.1 million for the three months ended June 30, 2007 and 2006, respectively, and $10.5 million and $12.0 million during the six months ended June 30, 2007 and 2006, respectively.  Synfuel-related results, inclusive of those losses and their related tax benefits as well as the tax credits and other related activity, were earnings of $1.4 million and $4.8 million, respectively, for the three and six months ended June 30, 2007 and 2006, respectively, compared to losses of $5.0 million and $4.3 million, respectively, during the three and six months ended June 30, 2006.

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

At adoption, the total amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits, was $11.6 million.  The accumulation of this amount resulted in an adjustment to beginning Retained earnings of $0.1 million and to Goodwill of $0.2 million.

SFAS 159

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (SFAS 159).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  Items eligible for the fair value measurement option include: financial assets and financial liabilities with certain exceptions; firm commitments that would otherwise not be recognized at inception and that involve only financial instruments; nonfinancial insurance contracts and warranties that the insurer can settle by paying a third party to provide those goods or services; and host financial instruments resulting from separation of an embedded financial derivative instrument from a nonfinancial hybrid instrument.  The fair value option may be applied instrument by instrument, with few exceptions, is irrevocable and is applied only to entire instruments.  SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, “Fair Value Measurements”, and with certain other requirements.  SFAS 159 permits application to eligible items existing at the effective date.  The Company is currently assessing the impact this statement will have on its financial statements and results of operations.

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

Financial Condition

Within Vectren’s consolidated group, Utility Holdings funds the short-term and long-term financing needs of the Utility Group operations, and Vectren Capital Corp (Vectren Capital) funds short-term and long-term financing needs of the Nonutility Group and corporate operations.  Vectren Corporation guarantees Vectren Capital’s debt, but does not guarantee Utility Holdings’ debt.  Vectren Capital’s long-term and short-term obligations outstanding at June 30, 2007, totaled $200 million and $114 million, respectively.  Utility Holdings’ outstanding long-term and short-term borrowing arrangements are jointly and severally guaranteed by Indiana Gas, SIGECO, and VEDO.  Utility Holdings’ long-term and short-term obligations outstanding at June 30, 2007, totaled $700 million and $215 million, respectively.  Additionally, prior to Utility Holdings’ formation, Indiana Gas and SIGECO funded their operations separately, and therefore, have long-term debt outstanding funded solely by their operations.

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

The credit ratings of the senior unsecured debt of Utility Holdings, SIGECO and Indiana Gas, at June 30, 2007, are A-/Baa1 as rated by Standard and Poor's Ratings Services (Standard and Poor’s) and Moody’s Investors Service (Moody’s), respectively.  The credit ratings on SIGECO's secured debt are A/A3.  Utility Holdings’ commercial paper has a credit rating of A-2/P-2.  The current outlook of both Moody’s and Standard and Poor’s is stable.  These ratings and outlooks have not changed since December 31, 2006.  A security rating is not a recommendation to buy, sell, or hold securities.  The rating is subject to revision or withdrawal at any time, and each rating should be evaluated independently of any other rating.  Standard and Poor’s and Moody’s lowest level investment grade rating is BBB- and Baa3, respectively.

The Company’s consolidated equity capitalization objective is 45-55% of long-term capitalization.  This objective may have varied, and will vary, depending on particular business opportunities, capital spending requirements, execution of long-term financing plans and seasonal factors that affect the Company’s operations.  The Company’s equity component was 49% and 48% of long-term capitalization at June 30, 2007, and December 31, 2006, respectively.  Long-term capitalization includes long-term debt, including current maturities and debt subject to tender, as well as common shareholders’ equity.

The Company expects the majority of its capital expenditures, investments, and debt security redemptions to be provided by internally generated funds.  However, due to significant capital expenditures and expected growth in nonutility operations, the Company may require additional permanent financing, and currently has an equity forward contract outstanding as more fully described below.

Sources & Uses of Liquidity

Operating Cash Flow

The Company's primary historical source of liquidity to fund working capital requirements has been cash generated from operations.  Cash flow from operating activities of $268.2 million decreased $7.7 million during the six months ended June 30, 2007, compared to 2006, primarily as a result of changes in working capital accounts and lower distributions from equity method investments compared to the prior year.  Net income before non-cash charges of $177.6 million increased $16.9 million compared to the prior year.  Working capital changes generated cash of $93.4 million in 2007 compared to $112.1 million in 2006.  Distributions from equity method investments, which principally consist of dividends from ProLiance, were $17.7 million in 2007 compared to $32.1 million in 2006.  Distributions in 2006 include a $10.4 million special dividend from ProLiance.

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

Cash flow required for financing activities of $177.9 million for the six months ended June 30, 2007, includes a net decrease of short-term borrowings of $135.3 million, $10.9 million more than amounts repaid during the six months ended June 30, 2006.  Common stock dividends have increased over the prior period due to board authorized increases in the dividend rate.

Investing Cash Flow

Cash flow required for investing activities was $113.8 million for the six months ended June 30, 2007, a decrease of $5.3 million over the prior year.  The decrease is attributable to the receipt of $44.9 million in proceeds from the sale of SIGECOM, offset by an increase in capital expenditures.

Available Sources of Liquidity

Short-term Borrowing Arrangements

At June 30, 2007, the Company has $780 million of short-term borrowing capacity, including $520 million for the Utility Group and $260 million for the wholly owned Nonutility Group and corporate operations, of which approximately $305 million is available for the Utility Group operations and approximately $146 million is available for the wholly owned Nonutility Group and corporate operations.

Common Stock Offering

In February 2007, the Company sold 4.6 million authorized but previously unissued shares of its common stock to a group of underwriters in an SEC-registered primary offering at a price of $28.33 per share.  The transaction generated proceeds, net of underwriting discounts and commissions, of approximately $125.7 million.  The Company executed an equity forward sale agreement (equity forward) in connection with the offering, and therefore, did not receive proceeds at the time of the equity offering.  The equity forward allows the Company to price an offering under market conditions existing at that time, and to better match the receipt of the offering proceeds and the associated share dilution with the implementation of new electric service territory base rates, providing a return on the new equity employed.  The offering proceeds, when and if received, will be used to permanently finance primarily electric utility capital expenditures.

In connection with the equity forward, an affiliate of one of the underwriters (the forward seller), at the Company's request, borrowed an equal number of shares of the Company's common stock from institutional stock lenders and sold those borrowed shares to the public in the primary offering.  The Company did not receive any proceeds at the time of the offering, but will receive an amount equal to the net proceeds from that sale, subject to certain adjustments defined in the equity forward, upon full share settlement of the equity forward.  Those adjustments defined in the equity forward include 1) daily increases in the forward sale price based on a floating interest factor equal to the federal funds rate, less a 35 basis point fixed spread, and 2) structured quarterly decreases to the forward sale price that align with expected Company dividend payments.

The Company may elect to settle the equity forward in shares or in cash, except in specified circumstances or events where the counterparty to the equity forward could force a share settlement.  Examples of such events include, but are not limited to, the Company making dividend payments greater than the structured quarterly decreases identified in the equity forward or the Company repurchasing a number of its outstanding common shares over a specified threshold.  If the Company elects to settle in shares, the maximum number of shares deliverable by the Company is 4.6 million shares.  If the Company elects to settle in cash, an affiliate of one of the underwriters (the forward purchaser) would purchase shares in the market and return those shares to the stock lenders.  The Company will either owe or be owed funds depending upon the Company's average share price during the "unwind period" defined in the equity forward in relation to the equity forward's contracted price.  Generally, if the equity forward's contracted price is lower than average share price during the "unwind period", then the Company would owe cash; and if the average share price during the "unwind period" is less than the equity forward's contracted price, the Company would receive cash.  Proceeds received or paid when the equity forward is settled will be recorded in Common Shareholders' Equity, even if settled in cash.  The equity forward must be settled prior to February 28, 2009.

The equity forward had an initial forward price of $27.34 per share, representing the public offering price of $28.33 per share, net of underwriting discounts and commissions.  Management therefore estimated the contract had no initial fair value.  If the equity forward had been settled by delivery of shares at June 30, 2007, the Company would have received approximately $126.4 million based on a forward price of $27.47 for the 4.6 million shares.  If the Company had elected to settle the equity forward in cash at June 30, 2007, the Company estimates it would have owed approximately $5 million, primarily reflecting the gross spread on the sale of shares.  The federal funds rate was 5.375% at June 30, 2007.  The Company currently anticipates settling the equity forward by delivering shares.

New Share Issues

The Company may periodically issue new common shares to satisfy dividend reinvestment plan, stock option plan, and other employee benefit plan requirements.  New share issuances have added additional liquidity of $5.2 million year to date in 2007.

Potential Uses of Liquidity

Planned Capital Expenditures & Investments

Investments in total company capital expenditures and nonutility unconsolidated affiliates for the remainder of 2007 are estimated to approximate $226 million.

Other Guarantees and Letters of Credit

In the normal course of business, Vectren issues guarantees to third parties on behalf of its unconsolidated affiliates.  Such guarantees allow those affiliates to execute transactions on more favorable terms than the affiliate could obtain without such a guarantee.  Guarantees may include posted letters of credit, leasing guarantees, and performance guarantees.  As of June 30, 2007, guarantees issued and outstanding on behalf of unconsolidated affiliates approximated $3.0 million.  The Company has accrued no liabilities for these guarantees as they relate to guarantees issued among related parties, or such guarantees were executed prior to the adoption of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”

In 2006, the Company issued a guarantee with an approximate $5.0 million maximum risk related to the residual value of an operating lease that expires in 2011.  As of June 30, 2007, Vectren Corporation has a liability representing the fair value of that guarantee of less than $0.1 million.  Liabilities accrued for, and activity related to, product warranties are not significant.  Through June 30, 2007, the Company has not been called upon to satisfy any obligations pursuant to its guarantees.

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
•
Costs, fines, penalties and other effects of legal and administrative proceedings, settlements, investigations, claims, including, but not limited to, such matters involving inadvertent violations of state and federal laws.

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

ITEM 4.  CONTROLS AND PROCEDURES

Changes in Internal Controls Over Financial Reporting

During the quarter ended June 30, 2007, there have been no changes to the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of June 30, 2007, the Company conducted an evaluation under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness and the design and operation of the Company's disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of June 30, 2007, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is:
1)	recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and
2)	accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A.  RISKFACTORS

The Company’s risk factors have not changed from the information set forth in Item 1A Risk Factors included in the Vectren 2006 Form 10-K and are therefore not presented herein.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Periodically, the Company purchases shares from the open market to satisfy share requirements associated with the Company’s share-based compensation plans.  The following chart contains information regarding open market purchases made by the Company to satisfy share-based compensation requirements during the quarter ended June 30, 2007.

			Total Number of	Maximum Number
	Number of		Shares Purchased as	of Shares That May
	Shares	Average Price	Part of Publicly	Be Purchased Under
Period	Purchased	Paid Per Share	Announced Plans	These Plans
April 1-30	31,289	$ 29.30	-	-
May 1-31	68,733	$ 29.29	-	-
June 1-30	4,591	$ 28.97	-	-

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Vectren’s Annual Meeting of Stockholders was held on May 9, 2007.  At said Annual Meeting, the stockholders voted on the following two proposals:

1.	The election of the Board of Directors of the Company, each to serve for a one-year term or until their successors are duly qualified and elected:

Director	Votes For	Votes Withheld
John M. Dunn	68,389,086	1,109,605
Niel C. Ellerbrook	68,431,362	1,067,329
Anton H. George	68,514,559	984,132
Robert L. Koch II	68,439,495	1,059,196
John D. Engelbrecht	68,588,384	910,307
William G. Mays	68,693,229	805,462
J. Timothy McGinley	68,764,366	734,325
Richard P. Rechter	68,488,911	1,009,780
Michael L. Smith	68,607,660	891,031
R. Daniel Sadlier	68,473,610	1,025,081
Richard W. Shymanski	68,393,434	1,105,257
Jean L. Wojtowicz	68,514,905	983,786
Martin C. Jischke	68,397,427	1,101,264

2.	The ratification of the reappointment of Deloitte & Touche LLP (Deloitte) as the independent accountants for the Company and its subsidiaries for 2007:

The stockholders approved Deloitte as the independent accountants by the following votes:

Votes For	Votes Withheld	Abstentions	Broker Non-Votes
68,655,879	288,138	554,673	-

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

VECTREN CORPORATION
Registrant

August 3, 2007	/s/Jerome A. Benkert, Jr.
Jerome A. Benkert, Jr.
Executive Vice President &
Chief Financial Officer
(Principal Financial Officer)

/s/M. Susan Hardwick
M. Susan Hardwick
Vice President, Controller & Assistant Treasurer
(Principal Accounting Officer)