Form 10-Q
period 2007-09-30
VECTREN CORP
filed 2007-11-02
CIK 1096385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
□ Yes    ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock- Without Par Value	76,517,056	October 31, 2007
Class	Number of Shares	Date

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VECTREN CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited – In millions)

	September 30,	December 31,
	2007	2006

ASSETS

Current Assets
Cash & cash equivalents	$11.2	$32.8
Accounts receivable - less reserves of $3.7 &
$3.3, respectively	145.2	198.6
Accrued unbilled revenues	60.7	146.5
Inventories	198.8	163.5
Recoverable fuel & natural gas costs	-	1.8
Prepayments & other current assets	132.1	172.7
Total current assets	548.0	715.9

Utility Plant
Original cost	3,990.8	3,820.2
Less: accumulated depreciation & amortization	1,499.1	1,434.7
Net utility plant	2,491.7	2,385.5

Investments in unconsolidated affiliates	194.5	181.0
Other investments	73.0	74.5
Nonutility property - net	312.9	294.4
Goodwill - net	238.0	237.8
Regulatory assets	184.8	163.5
Other assets	37.9	39.0
TOTAL ASSETS	$4,080.8	$4,091.6

The accompanying notes are an integral part of these consolidated condensed financial statements.

VECTREN CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited – In millions)

	September 30,	December 31,
	2007	2006

LIABILITIES & SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$ 164.8	$ 180.0
Accounts payable to affiliated companies	33.7	89.9
Refundable fuel & natural gas costs	25.9	35.3
Accrued liabilities	151.0	147.2
Short-term borrowings	486.7	464.8
Current maturities of long-term debt	17.8	24.2
Long-term debt subject to tender	20.0	20.0
Total current liabilities	899.9	961.4

Long-term Debt - Net of Current Maturities &
Debt Subject to Tender	1,208.3	1,208.0

Deferred Income Taxes & Other Liabilities
Deferred income taxes	256.6	260.7
Regulatory liabilities	303.1	291.1
Deferred credits & other liabilities	199.8	195.8
Total deferred credits & other liabilities	759.5	747.6

Minority Interest in Subsidiary	0.4	0.4

Commitments & Contingencies (Notes 8, 10-12)

Common Shareholders' Equity
Common stock (no par value) – issued & outstanding
76.5 and 76.1 shares, respectively	531.7	525.5
Retained earnings	674.2	643.6
Accumulated other comprehensive income	6.8	5.1
Total common shareholders' equity	1,212.7	1,174.2

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$ 4,080.8	$ 4,091.6

The accompanying notes are an integral part of these consolidated condensed financial statements.

VECTREN CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited – In millions, except per share data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
OPERATING REVENUES
Gas utility revenues	$114.0	$116.8	$890.0	$848.6
Electric utility revenues	143.6	123.2	361.6	324.4
Nonutility revenues	123.8	100.5	385.5	259.5
Total operating revenues	381.4	340.5	1,637.1	1,432.5
OPERATING EXPENSES
Cost of gas sold	52.9	59.9	592.0	577.4
Cost of fuel & purchased power	50.5	46.8	129.5	115.8
Cost of nonutility revenues	57.5	48.8	210.2	174.8
Other operating	116.4	101.8	334.4	242.9
Depreciation & amortization	47.3	44.0	139.7	127.5
Taxes other than income taxes	11.7	10.8	50.9	45.7
Total operating expenses	336.3	312.1	1,456.7	1,284.1
OPERATING INCOME	45.1	28.4	180.4	148.4
OTHER INCOME - NET
Equity in earnings (losses) of unconsolidated affiliates	(4.0)	3.2	18.7	14.7
Other income (loss) – net	13.9	1.6	23.1	(4.5)
Total other income - net	9.9	4.8	41.8	10.2
Interest expense	25.7	24.2	74.1	69.9
INCOME BEFORE INCOME TAXES	29.3	9.0	148.1	88.7
Income taxes	12.2	(3.0)	44.9	14.8
NET INCOME	$17.1	$12.0	$103.2	$73.9

AVERAGE COMMON SHARES OUTSTANDING	75.9	75.7	75.9	75.7
DILUTED COMMON SHARES OUTSTANDING	76.4	76.0	76.5	76.0

EARNINGS PER SHARE OF COMMON STOCK:
BASIC	$0.23	$0.16	$1.36	$0.98
DILUTED	0.22	0.16	1.35	0.97

DIVIDENDS DECLARED PER SHARE OF
COMMON STOCK	$0.32	$0.31	$0.95	$0.92

The accompanying notes are an integral part of these consolidated condensed financial statements.

VECTREN CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited – In millions)

	Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$103.2	$73.9
Adjustments to reconcile net income to cash from operating activities:
Depreciation & amortization	139.7	127.5
Deferred income taxes & investment tax credits	18.0	(1.6)
Equity in earnings of unconsolidated affiliates	(18.7)	(14.7)
Provision for uncollectible accounts	12.7	12.4
Expense portion of pension & postretirement periodic benefit cost	7.3	8.1
Other non-cash charges - net	-	10.3
Changes in working capital accounts:
Accounts receivable & accrued unbilled revenue	126.5	279.1
Inventories	(35.3)	(43.0)
Recoverable/refundable fuel & natural gas costs	(7.6)	31.9
Prepayments & other current assets	2.5	(29.7)
Accounts payable, including to affiliated companies	(74.3)	(146.1)
Accrued liabilities	(15.0)	(42.0)
Unconsolidated affiliate dividends	20.0	33.5
Changes in noncurrent assets	(13.5)	(20.7)
Changes in noncurrent liabilities	(33.3)	(15.3)
Net cash flows from operating activities	232.2	263.6
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from:
Stock option exercises	5.2	-
Long-term debt	-	0.1
Requirements for:
Dividends on common stock	(71.8)	(69.3)
Retirement of long-term debt	(6.6)	(0.4)
Other financing activities	-	(0.4)
Net change in short-term borrowings	21.9	32.3
Net cash flows from financing activities	(51.3)	(37.7)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from:
Unconsolidated affiliate distributions	11.7	1.9
Other collections	37.3	2.9
Requirements for:
Capital expenditures, excluding AFUDC equity	(239.0)	(185.9)
Unconsolidated affiliate investments	(12.4)	(16.7)
Other investments	(0.1)	(41.9)
Net cash flows from investing activities	(202.5)	(239.7)
Net decrease in cash & cash equivalents	(21.6)	(13.8)
Cash & cash equivalents at beginning of period	32.8	20.4
Cash & cash equivalents at end of period	$11.2	$6.6

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

3.	Comprehensive Income

Comprehensive income consists of the following:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In millions)	2007	2006	2007	2006
Net income	$17.1	$12.0	$103.2	$73.9
Comprehensive income (loss)
of unconsolidated affiliates	1.3	10.5	3.1	(1.6)
Cash flow hedges
Unrealized gains	(0.6)	(1.1)	0.2	(4.0)
Reclassifications to net income	(0.1)	(0.1)	(0.6)	(2.2)
Income tax benefit (expense)	(0.2)	(3.8)	(1.0)	2.8
Total comprehensive income	$17.5	$17.5	$104.9	$68.9

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

The following table sets forth the computation of basic and diluted earnings per share.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In millions, except per share data)	2007	2006	2007	2006
Numerator:
Numerator for basic and diluted EPS - Net income	$17.1	$12.0	$103.2	$73.9
Denominator:
Denominator for basic EPS - Weighted average
common shares outstanding	75.9	75.7	75.9	75.7
Equity forward dilution effect	-	-	0.1	-
Conversion of stock options and lifting of
restrictions on issued restricted stock	0.5	0.3	0.5	0.3
Denominator for diluted EPS - Adjusted weighted
average shares outstanding and assumed
conversions outstanding	76.4	76.0	76.5	76.0

Basic earnings per share	$0.23	$0.16	$1.36	$0.98
Diluted earnings per share	$0.22	$0.16	$1.35	$0.97

For the three and nine months ended September 30, 2007 and 2006, all options were dilutive.

5.	Excise and Utility Receipts Taxes

Excise taxes and a portion of utility receipts taxes are included in rates charged to customers.  Accordingly, the Company records these taxes received as a component of operating revenues, which totaled $4.9 million and $4.7 million, respectively for the three months ended September 30, 2007 and 2006.  For the nine months ended September 30, 2007 and 2006, these taxes totaled $29.6 million and $27.9 million, respectively.  Expenses associated with excise and utility receipts taxes are recorded as a component of Taxes other than income taxes.

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

Net Periodic Benefit Cost
A summary of the components of net periodic benefit cost follows:

	Three Months Ended September 30,
	Pension Benefits		Other Benefits
(In millions)	2007	2006	2007	2006
Service cost	$1.4	$1.5	$0.1	$0.1
Interest cost	3.7	3.5	1.0	0.9
Expected return on plan assets	(3.6)	(3.4)	(0.1)	(0.1)
Amortization of prior service cost	0.4	0.5	(0.2)	(0.2)
Amortization of transitional obligation	-	-	0.3	0.3
Amortization of actuarial loss	0.4	0.6	-	-
Net periodic benefit cost	$2.3	$2.7	$1.1	$1.0

	Nine Months Ended September 30,
	Pension Benefits		Other Benefits
(In millions)	2007	2006	2007	2006
Service cost	$4.2	$4.5	$0.3	$0.4
Interest cost	11.1	10.6	3.0	2.9
Expected return on plan assets	(10.8)	(10.1)	(0.3)	(0.4)
Amortization of prior service cost	1.2	1.3	(0.6)	(0.6)
Amortization of transitional obligation	-	-	0.9	0.8
Amortization of actuarial loss	1.2	1.8	-	-
Net periodic benefit cost	$6.9	$8.1	$3.3	$3.1

Employer Contributions to Qualified Pension Plans
Currently, the Company expects to contribute approximately $17.4 million to its pension plan trusts for 2007.  During the nine months ended September 30, 2007, contributions of $15.2 million have been made to the pension plan trusts.

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

Transactions with ProLiance
The Company, including its nonutility retail gas supply operations, contracted for approximately 75% and 76% of its natural gas purchases through ProLiance during the nine months ended September 30, 2007 and 2006, respectively.  Purchases from ProLiance for resale and for injections into storage for the three months ended September 30, 2007 and 2006 totaled $138.4 million and $130.5 million, respectively, and for the nine months ended September 30, 2007 and 2006, totaled $584.7 million and $573.8 million, respectively.  Amounts owed to ProLiance at September 30, 2007, and December 31, 2006, for those purchases were $34.5 million and $84.8 million, respectively, and are included in Accounts payable to affiliated companies.  Amounts charged by ProLiance for gas supply services are established by supply agreements with each utility.

Summarized Financial Information
Summarized financial information related to ProLiance is presented below:
	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(in millions)	2007	2006	2007	2006
Summarized Statement of Income information:
Revenues	$423.9	$422.1	$1,687.7	$1,896.1
Margin	10.5	16.6	74.6	72.4
Operating income (loss)	0.7	(10.0)	50.6	28.8
ProLiance's earnings (loss)	1.8	(8.1)	55.4	31.0

	As of September 30,	As of December 31,
(In millions)	2007	2006
Summarized balance sheet information:
Current assets	$489.5	$652.4
Noncurrent assets	41.4	41.5
Current liabilities	257.2	452.2
Noncurrent liabilities	9.3	5.7
Equity	264.4	236.0

Vectren’s share of ProLiance’s operating results, which are included on a pretax basis in Equity in earnings of unconsolidated affiliates, were $1.1 million and $5.2 million, respectively, for the three months ended September 30, 2007 and 2006 and $33.8 million and $29.1 million year to date at September 30, 2007 and 2006, respectively.  Vectren’s share of ProLiance’s earnings, after income taxes and allocated interest expense, was a loss of $0.2 million and earnings of $2.4 million for the three months ended September 30, 2007 and 2006, respectively, and was earnings of $17.6 million and $14.9 million for the nine months ended September 30, 2007 and 2006, respectively.

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

The Internal Revenue Service has issued private letter rulings, which concluded that the synthetic fuel produced at the Pace Carbon facilities should qualify for tax credits.  The IRS has completed tax audits of Pace Carbon for the years 1998 through 2001 without challenging tax credit calculations.  As a partner in Pace Carbon, Vectren has reflected synfuel tax credits in its consolidated results from inception through September 30, 2007, of approximately $119 million, of which approximately $108 million have been generated since 2001.  To date, Vectren has been in a position to utilize or carryforward substantially all of the credits generated.  Primarily from the use of these credits, the Company has an Alternative Minimum Tax (AMT) credit carryforward of approximately $42 million at September 30, 2007.

Synfuel tax credits are only available when the price of oil is less than a base price specified by the Internal Revenue Code, as adjusted for inflation.  The current forward price curve indicates that a phase out of synfuel tax credits in 2007 may occur.  However, in the fourth quarter of 2006, the Company purchased oil contracts with a notional amount of 2.8 million barrels, which approximates the Company’s expected 2007 synfuel production, to mitigate 2007 phase out risk.  During the three and nine months ended September 30, 2007, the mark-to-market gains associated with these contracts totaled $8.2 million and $6.9 million, respectively, and are reflected in Other-net.  Impairment charges relating to the investment in Pace Carbon approximating $9.5 million, or $5.7 million after tax, were recorded in Other-net in the second quarter of 2006.

The investment in Pace Carbon resulted in losses reflected in Equity in earnings of unconsolidated affiliates totaling $5.6 million and $2.0 million for the three months ended September 30, 2007 and 2006, respectively, and $16.1 million and $14.0 million during the nine months ended September 30, 2007 and 2006, respectively.  Synfuel related results, inclusive of those losses and their related tax benefits as well as the tax credits and other related activity, were earnings of $3.5 million and $8.3 million, respectively, for the three and nine months ended September 30, 2007, respectively, compared to earnings of $0.6 million and losses of $3.7 million, respectively, during the three and nine months ended September 30, 2006.

9.	Common Stock Offering

In February 2007, the Company sold 4.6 million authorized but previously unissued shares of its common stock to a group of underwriters in an SEC-registered primary offering at a price of $28.33 per share.  The transaction generated proceeds, net of underwriting discounts and commissions, of approximately $125.7 million.  The Company executed an equity forward sale agreement (equity forward) in connection with the offering, and therefore, did not receive proceeds at the time of the equity offering.  The equity forward allows the Company to price an offering under market conditions existing at that time, and to better match the receipt of the offering proceeds and the associated share dilution with the implementation of regulatory initiatives, providing a return on the new equity employed.  The offering proceeds, when and if received, will be used to permanently finance primarily electric utility capital expenditures.

In connection with the equity forward, an affiliate of one of the underwriters (the forward seller), at the Company's request, borrowed an equal number of shares of the Company's common stock from institutional stock lenders and sold those borrowed shares to the public in the primary offering.  The Company will receive an amount equal to the net proceeds from that sale, subject to certain adjustments defined in the equity forward, upon full share settlement of the equity forward.  Those adjustments defined in the equity forward include 1) daily increases in the forward sale price based on a floating interest factor equal to the federal funds rate, less a 35 basis point fixed spread, and 2) structured quarterly decreases to the forward sale price that align with expected Company dividend payments.

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

The equity forward had an initial forward price of $27.34 per share, representing the public offering price of $28.33 per share, net of underwriting discounts and commissions.  Management therefore estimated the contract had no initial fair value.  If the equity forward had been settled by delivery of shares at September 30, 2007, the Company would have received approximately $126.5 million based on a forward price of $27.50 for the 4.6 million shares.  If the Company had elected to settle the equity forward in cash at September 30, 2007, the Company estimates it would have received approximately $3 million, assuming the price in the “unwind period” approximates the trailing three month average of Vectren’s stock price.  The federal funds rate was 5.25% at September 30, 2007.  The Company currently anticipates settling the equity forward by delivering shares.

10.	Commitments & Contingencies

Legal Proceedings
The Company is party to various legal proceedings arising in the normal course of business.  In the opinion of management, there are no legal proceedings pending against the Company that are likely to have a material adverse effect on its financial position, results of operations or cash flows.

Guarantees & Product Warranties
Vectren issues guarantees to third parties on behalf of its unconsolidated affiliates.  Such guarantees allow those affiliates to execute transactions on more favorable terms than the affiliate could obtain without such a guarantee.  Guarantees may include posted letters of credit, leasing guarantees, and performance guarantees.  As of September 30, 2007, guarantees issued and outstanding on behalf of unconsolidated affiliates approximated $3 million.  The Company has accrued no liabilities for these guarantees as they relate to guarantees issued among related parties.

In 2006, the Company issued a guarantee with an approximate $5 million maximum risk related to the residual value of an operating lease that expires in 2011.  As of September 30, 2007, Vectren Corporation has a liability representing the fair value of that guarantee of less than $0.1 million.  Liabilities accrued for, and activity related to, product warranties are not significant.

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

In February 2006, the IURC approved a multi-emission compliance plan filed by the Company’s utility subsidiary, SIGECO.  Once the plan is implemented, SIGECO’s coal-fired plants will be 100% scrubbed for SO2, 90% scrubbed for NOx, and mercury emissions will be reduced to meet the new mercury reduction standards.  The order, as previously agreed to by the OUCC and Citizens Action Coalition, allows SIGECO to recover an approximate 8% return on up to $110 million in capital investments through a rider mechanism which is updated every six months for actual costs incurred.  The Company may file periodic updates with the IURC requesting modification to the spending authority.  The Company will also recover through a rider its operating expenses, including depreciation, once the equipment is placed into service.  As of September 30, 2007, the Company has made capital investments of approximately $91 million related to this environmental requirement.  Of that amount, $49.4 million was placed into service on January 1, 2007 and was included in rate base for purposes of determining new base rates that went into effect on August 15, 2007 (See Note 12).

If legislation requiring reductions in carbon dioxide and other greenhouse gases is adopted, such regulation could substantially affect both the costs and operating characteristics of the Company’s fossil fuel generating plants and nonutility coal mining operations.  At this time and in absence of final legislation, compliance costs and other effects associated with reductions in greenhouse gas emissions remain uncertain.

Pursuant to an IURC order, SIGECO is studying renewable energy alternatives, and on April 9, 2007, filed a green power rider in order to allow customers to purchase green power and is also seeking approval of a contract to purchase 30 MW of power generated by wind energy. Future filings with the IURC with regard to new generation and/or further environmental compliance plans will include evaluation of potential carbon requirements.

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

SIGECO has filed a declaratory judgment action against its insurance carriers seeking a judgment finding its carriers liable under the policies for coverage of further investigation and any necessary remediation costs that SIGECO may accrue under the VRP program and/or related to the site subject to the May 2007 lawsuit.  While the total costs that may be incurred in connection with addressing these sites cannot be determined at this time, SIGECO has recorded costs that it reasonably expects to incur totaling approximately $7.7 million.  With respect to insurance coverage, SIGECO has received and recorded settlements from insurance carriers under insurance policies in effect when these sites were in operation in an aggregate amount approximating the costs it expects to incur.

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

Vectren South (SIGECO) Electric Base Rate Order Received
On August 15, 2007, the Company received an order from the IURC which approved a settlement agreement with the OUCC and other interveners regarding the proposed changes to the base rates and charges for its electric distribution business in southwestern Indiana.  The settlement agreement provides for an approximate $60.8 million electric rate increase to cover the Company’s cost of system growth, maintenance, safety and reliability.  The settlement provides for, among other things: recovery of ongoing costs and deferred costs associated with the MISO; operations and maintenance (O&M) expense increases related to managing the aging workforce, including the development of expanded apprenticeship programs and the creation of defined training programs to ensure proper knowledge transfer, safety and system stability; increased O&M expense necessary to maintain and improve system reliability; benefit to customers from the sale of wholesale power by Vectren sharing evenly with customers any profit earned above or below $10.5 million of wholesale power margin; recovery of and return on the investment in past demand side management programs to help encourage conservation during peak load periods; timely recovery of the Company’s investment in certain new electric transmission projects that benefit the MISO infrastructure outside of the Company’s service territory an overall rate of return of 7.32 percent on rate base of approximately $1,044 million and an allowed return on equity (ROE) of 10.4 percent.

Vectren South (SIGECO) Gas Base Rate Order Received
On August 1, 2007, the Company received an order from the IURC which approved, with a minor modification, the settlement agreement previously reached with the Indiana Office of the Utility Consumer Counselor (OUCC) and other interveners regarding its Vectren South gas rate case.  The order provided for a base rate increase of $5.1 million and an ROE of 10.15 percent, with an overall rate of return of 7.20 percent on rate base of approximately $122 million.  The order also includes removal of $2.6 million of costs from base rates to be recovered through existing tracking mechanisms.

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

Vectren North (Indiana Gas Company, Inc.) Gas Base Rate Filing
In May 2007, the Company filed a petition with the IURC to adjust its gas base rates and charges in its North service territory.  The petition requests an increase of approximately $41 million in rates to recover the ongoing cost of operating, maintaining and expanding the approximately 12,000-mile distribution and storage system used to serve more than 565,000 natural gas customers.  Components of the requested increase include return on additional utility infrastructure investment, costs associated with federally mandated pipeline integrity management, inspection and other reliability programs, and aging workforce.  A hearing on the Company’s request before the IURC was held in late August 2007 and the final hearing is scheduled for December 2007.  The Company expects an order from the IURC in the second quarter of 2008.

Vectren Energy Delivery of Ohio, Inc. (VEDO) Filing of Pre-Filing Notice
In September 2007, the Company issued a pre-filing notice with the PUCO indicating it plans to request an increase in its base rate charges for VEDO’s distribution business in its 17-county service area in west central Ohio.  The filing indicates that an increase in base rates of approximately $29 million is necessary to cover the ongoing cost of operating, maintaining and expanding the approximately 5,200-mile distribution system used to serve 318,000 customers.  Components of the requested increase include return on additional utility infrastructure investment, costs associated with federally mandated pipeline integrity management, inspection and other reliability programs, and aging workforce.

In addition, the Company is seeking extension of the decoupling mechanisms currently in place to encourage customer conservation and also is seeking approval of expanded conservation-oriented programs, such as rebate offerings on high-efficiency natural gas appliances for existing and new home construction, to help customers lower their natural gas bills.

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

Indiana
In December 2006, the IURC approved a settlement agreement that provides for a five-year energy efficiency program.  It allows the Company’s Indiana utilities to recover a majority of the costs of promoting the conservation of natural gas through conservation trackers that work in tandem with a lost margin recovery mechanism.  The order was implemented in the North service territory in December 2006, and provides for recovery of 85 percent of the difference between weather normalized revenues actually collected by the Company and the revenues approved in the Company’s most recent rate case.  Energy efficiency programs began in the South gas territory in December 2006.  A similar approach regarding lost margin recovery commenced in the South gas territory on August 1, 2007, as the new base rates went into effect, allowing for recovery of 100 percent of the difference between weather normalized revenues actually collected by the Company and the revenues approved in that rate case.  It is expected that after the North filing is acted upon, it will be at 100 percent also.  While most expenses associated with these programs are recoverable, in the first program year the Company is required to fund $1.5 million in program costs without recovery.

Ohio
In June 2007, the Public Utilities Commission of Ohio (PUCO) approved a settlement that provides for the implementation of a lost margin recovery mechanism and a related conservation program for the Company’s Ohio operations.  This order confirms the guidance the PUCO previously provided in a September 2006 decision.  The conservation program, as outlined in the September 2006 PUCO order and as affirmed in this order, provides for a two year, $2 million total conservation program to be paid by the Company, as well as a sales reconciliation rider intended to be a recovery mechanism for the difference between the weather normalized revenues actually collected by the Company and the revenues approved by the PUCO in the Company’s most recent rate case.  Approximately 60 percent of the Company’s Ohio customers are eligible for the conservation programs.  The Ohio Consumer Counselor (OCC) and another intervener requested a rehearing of the June 2007 order and the PUCO granted that request in order to have additional time to consider the merits of the request.  In accordance with accounting authorization previously provided by the PUCO, the Company began recognizing the impact of the September 2006 order on October 1, 2006, and has recognized cumulative revenues of $2.6 million, of which $1.3 million has been recorded in 2007.  The OCC appealed the PUCO’s accounting authorization to the Ohio Supreme Court, but that appeal has been dismissed as premature pending the PUCO’s consideration of issues raised in the OCC’s request for rehearing.  Since October 1, 2006, the Company has been ratably accruing its $2 million commitment.

MISO
Since February 2002 and with the IURC’s approval, the Company has been a member of the Midwest Independent System Operator, Inc. (MISO), a FERC approved regional transmission organization.  The MISO serves the electrical transmission needs of much of the Midwest and maintains operational control over the Company’s electric transmission facilities as well as that of other Midwest utilities.

On April 1, 2005, the MISO energy market commenced operation (the Day 2 energy market).  As a result of being a market participant, the Company now bids its owned generation into the Day Ahead and Real Time markets and procures power for its retail customers at Locational Marginal Pricing (LMP) as determined by the MISO market.  The Company is typically in a net sales position with MISO and is only occasionally in a net purchase position.  Net positions are determined on an hourly basis.  When the Company is a net seller such net revenues are included in Electric Utility Revenues and when the Company is a net purchaser such net purchases are included in Cost of Fuel and Purchased Power.  The Company also receives transmission revenue that results from another members’ use of the Company’s transmission system.  These revenues are also included in Electric Utility Revenues.

Pursuant to an order from the IURC received in December 2001, certain MISO startup costs (referred to as Day 1 costs) were deferred, and those deferred costs are now being recovered through base rates that went into effect on August 15, 2007.  On June 1, 2005, Vectren, together with three other Indiana electric utilities, received regulatory authority from the IURC to recover fuel related costs and to defer other costs associated with the Day 2 energy market.  The order allows fuel related costs to be passed through to customers in Vectren’s existing fuel cost recovery proceedings.  During 2006, the IURC reaffirmed the definition of certain costs as fuel related; the Company is following those guidelines.  Other MISO fuel related and non-fuel related costs were deferred, and those deferred costs are now being recovered through base rates that went into effect on August 15, 2007.  The IURC order authorizing new base rates also provides for a tracking mechanism associated with ongoing MISO-related costs and transmission revenues.

As a result of MISO’s operational control over much of the Midwestern electric transmission grid, including SIGECO’s transmission facilities, SIGECO’s continued ability to import power, when necessary, and export power to the wholesale market has been, and may continue to be, impacted.  Given the nature of MISO’s policies regarding use of transmission facilities, as well as ongoing FERC initiatives, uncertainties around Day 2 energy market operations and a pending Day 3 market, where MISO plans to provide bid-based-regulation and contingency operating reserve markets, it is difficult to predict near term operational impacts.  However, as stated above, it is believed that MISO’s regional operation of the transmission system will ultimately lead to reliability improvements.  MISO has indicated that the Day 3 ancillary services market would begin in June 2008.

The potential need to expend capital for improvements to the transmission system, both to SIGECO’s facilities as well as to those facilities of adjacent utilities, over the next several years will become more predictable as MISO completes studies related to regional transmission planning and improvements.  Such expenditures may be significant.  The Company will timely recover its investment in certain new electric transmission projects that benefit the MISO infrastructure outside of the Company’s service territory at a FERC approved rate of return.

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

As a result of the implementation of FIN 48, the Company recognized an approximate $0.3 million increase in the liability for unrecognized tax benefits, of which $0.1 million was accounted for as a reduction to the January 1, 2007, balance of Retained earnings and $0.2 million was recorded as an increase to Goodwill.  At adoption, the total amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits, was $11.6 million.  During the nine months ended September 30, 2007, the Company settled approximately $1.4 million of that obligation.  At September 30, 2007, the liability for uncertain positions totaled $8.9 million.  The remaining decrease results from changes in estimates that charge against deferred taxes.

The amount of unrecognized tax benefits, which, if recognized, that would impact the effective tax rate as of September 30, 2007, was $1.2 million.  The remaining unrecognized tax benefit relates to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

From time to time, the Company may consider changes to filed positions that could decrease the liability for uncertain tax positions.  However, it is not expected that such changes would have a significant impact on earnings and would only affect the timing of payments to taxing authorities.

The Company accrues interest and penalties associated with unrecognized tax benefits in Income taxes.  During the nine months ended September 30, 2007 and September 30, 2006, the Company recognized expense related to interest and penalties totaling approximately $0.6 million and $0.1 million, respectively.  The Company had approximately $0.9 million and $1.0 million for the payment of interest and penalties accrued as of September 30, 2007 and December 31, 2006, respectively.

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

Corporate and Other includes unallocated corporate expenses such as advertising and charitable contributions, among other activities, that benefit the Company’s other operating segments.  Net income is the measure of profitability used by management for all operations.  Information related to the Company’s business segments is summarized below:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In millions)	2007	2006	2007	2006
Revenues
Utility Group
Gas Utility Services	$114.0	$116.8	$890.0	$848.6
Electric Utility Services	143.6	123.2	361.6	324.4
Other Operations	10.1	9.2	30.3	27.5
Eliminations	(9.7)	(8.7)	(29.0)	(26.1)
Total Utility Group	258.0	240.5	1,252.9	1,174.4
Nonutility Group	154.7	128.9	473.5	350.8
Eliminations	(31.3)	(28.9)	(89.3)	(92.7)
Consolidated Revenues	$381.4	$340.5	$1,637.1	$1,432.5

Profitability Measure - Net Income (Loss)
Utility Group Net Income (Loss)
Gas Utility Services	$(8.5)	$(10.3)	$26.0	$18.7
Electric Utility Services	18.6	14.2	39.6	33.6
Other Operations	0.6	2.6	4.0	4.7
Utility Group Net Income	10.7	6.5	69.6	57.0
Nonutility Group Net Income	6.6	5.5	33.4	16.9
Corporate & Other Net Income (Loss)	(0.2)	-	0.2	-
Consolidated Net Income	$17.1	$12.0	$103.2	$73.9

15.	Impact of Recently Issued Accounting Guidance

SFAS No. 157
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157).  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  This statement does not require any new fair value measurements; however, the standard will impact how other fair value based GAAP is applied.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company will adopt SFAS 157 on January 1, 2008, and is currently assessing the impact this statement will have on its financial statements and results of operations.

SFAS 159
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (SFAS 159).  SFAS 159 permits entities to measure many financial instruments and certain other items at fair value.  Items eligible for the fair value measurement option include: financial assets and financial liabilities with certain exceptions; firm commitments that would otherwise not be recognized at inception and that involve only financial instruments; nonfinancial insurance contracts and warranties that the insurer can settle by paying a third party to provide those goods or services; and host financial instruments resulting from separation of an embedded financial derivative instrument from a nonfinancial hybrid instrument.  The fair value option may be applied instrument by instrument, with few exceptions, is an irrevocable election and is applied only to entire instruments.  SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The Company will adopt SFAS 159 on January 1, 2008, and is currently assessing the impact this statement will have on its financial statements and results of operations.

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

Executive Summary of Consolidated Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In millions, except per share data)	2007	2006	2007	2006
Net income	$17.1	$12.0	$103.2	$73.9
Attributed to:
Utility Group	$10.7	$6.5	$69.6	$57.0
Nonutility Group	6.6	5.5	33.4	16.9
Corporate & Other	(0.2)	-	0.2	-

Basic earnings per share	$0.23	$0.16	$1.36	$0.98
Attributed to:
Utility Group	$0.14	$0.09	$0.92	$0.75
Nonutility Group	0.09	0.07	0.44	0.23
Corporate & Other	-	-	-	-

Results

For the three months ended September 30, 2007, net income was $17.1 million, or $0.23 per share, compared to $12.0 million, or $0.16 per share, for the three months ended September 30, 2006.  For the nine months ended September 30, 2007, net income was $103.2 million, or $1.36 per share, compared to $73.9 million, or $0.98 per share, for the nine months ended September 30, 2006.  The increases in 2007 results are primarily attributable to higher gas and electric utility margins, including the favorable impact of cooling weather, increased customer usage including lost margin recovery, new gas and electric base rates, and increased synfuel-related results.  Year to date results also reflect increased earnings from the Company’s three primary nonutility operations.

The Utility Group’s 2007 earnings for the quarter ended September 30, 2007 were $10.7 million compared to $6.5 million in 2006 and $69.6 million for the nine months ended September 30, 2007 compared to $57.0 million in 2006.  The increases in Utility Group earnings resulted from base rate increases in the Vectren South service territory; the combined impact of increased residential and commercial usage and lost margin recovery; and favorable weather.  The increase was offset somewhat by increased operating costs including depreciation expense and a lower effective tax rate in 2006.

In the Company’s electric and Ohio natural gas service territories that are not protected by weather normalization mechanisms, management estimates the margin impact of weather experienced during the third quarter of 2007 to be $4.8 million favorable compared to normal and $5.5 million favorable compared to the prior year.  Year to date, management estimates the margin impact of weather experienced during 2007 to be $5.4 million favorable compared to normal and $12.1 million favorable compared to the prior year.

The Nonutility Group’s third quarter 2007 earnings, inclusive of primary operations and synfuel related results, were $6.6 million compared to $5.5 million in 2006 and $33.4 million for the nine months ended September 30, 2007, compared to $16.9 million in 2006.  The Company’s primary nonutility operations contributed earnings of $3.0 million in the three months ended September 30, 2007, as compared to $5.0 million in 2006.  Year to date earnings from these primary nonutility operations were $24.9 million, an increase of $4.4 million compared to 2006.  Primary nonutility operations are Energy Marketing and Services companies, Coal Mining operations, and Energy Infrastructure Services companies.

Year to date earnings from ProLiance Energy, LLC (ProLiance) increased $2.7 million due in part to increased storage capacity and greater optimization opportunities.  The year to date increase in earnings from Miller Pipeline (Miller) approximates $3.4 million.  The increase is primarily due to Vectren’s 100 percent ownership of Miller in 2007 and more large gas construction projects.  The year to date increased earnings from Miller and ProLiance are partially offset by lower Coal Mining results.  In the current quarter, earnings from primary nonutility operations declined compared to the prior year.  Increased earnings from Miller in the quarter were more than offset by lower results from ProLiance and Coal Mining.

Synfuel-related results included in net income for the quarter were earnings of $3.5 million, or $0.05 per share, in 2007, compared to $0.6 million, or $0.01 per share, in 2006.  Year to date in 2007, Synfuel-related results included in net income were earnings of $8.3 million, or $0.11 per share, compared to a loss of $3.7 million, or $0.05 per share, in 2006.  In 2006, Synfuel-related activity includes a second quarter $5.7 million after tax impairment charge related to the Company’s investment in Pace Carbon Synfuels LP.  Quarterly results in 2007 include a $4.9 million after tax mark-to-market gain on financial contracts related to 2007 production, and a $4.1 million after tax mark-to-market gain year to date.

Dividends

Dividends declared for the three months ended September 30, 2007, were $0.315 per share compared to $0.305 per share for the same period in 2006.  Dividends declared for the nine months ended September 30, 2007, were $0.945 per share compared to $0.915 per share for the same period in 2006.

In October 2007, the Board of Directors approved an increase of 1 cent to the regular quarterly common stock dividend from the prior quarter to 32 ½ cents per share.  The increase marks the 48th consecutive year Vectren and predecessor companies’ have increased annual dividends paid.

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

Results of Operations of the Utility Group

The Utility Group is comprised of Utility Holdings’ operations.  The operations of the Utility Group consist of the Company’s regulated operations and other operations that provide information technology and other support services to those regulated operations.  The Company segregates its regulated operations into a Gas Utility Services operating segment and an Electric Utility Services operating segment.  The Gas Utility Services segment includes the operations of Indiana Gas, the Ohio operations, and SIGECO’s natural gas distribution business and provides natural gas distribution and transportation services to nearly two-thirds of Indiana and to west central Ohio.  The Electric Utility Services segment includes the operations of SIGECO’s electric transmission and distribution services, which provides electric distribution services primarily to southwestern Indiana, and the Company’s power generating and asset optimization operations.  In total, these regulated operations supply natural gas and/or electricity to over one million customers.  The Utility Group’s other operations are not significant.  Utility operating results before certain intersegment eliminations and reclassifications for the three and nine months ended September 30, 2007 and 2006 follow:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In millions, except per share amounts)	2007	2006	2007	2006
OPERATING REVENUES
Gas utility revenues	$114.0	$116.8	$890.0	$848.6
Electric utility revenues	143.6	123.2	361.6	324.4
Other revenues	0.4	0.5	1.3	1.4
Total operating revenues	258.0	240.5	1,252.9	1,174.4
OPERATING EXPENSES
Cost of gas sold	52.9	59.9	592.0	577.4
Cost of fuel & purchased power	50.5	46.8	129.5	115.8
Other operating	65.6	61.6	198.4	182.8
Depreciation & amortization	40.4	38.0	119.4	112.8
Taxes other than income taxes	11.3	10.5	49.6	44.9
Total operating expenses	220.7	216.8	1,088.9	1,033.7
OPERATING INCOME	37.3	23.7	164.0	140.7

Other income - net	1.3	2.0	6.2	4.8

Interest expense	20.8	19.2	58.8	57.4

INCOME BEFORE INCOME TAXES	17.8	6.5	111.4	88.1

Income taxes	7.1	-	41.8	31.1

NET INCOME	$10.7	$6.5	$69.6	$57.0

CONTRIBUTION TO VECTREN BASIC EPS	$0.14	$0.09	$0.92	$0.75

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

Sales of natural gas and electricity to residential and commercial customers are seasonal and are impacted by weather.  Trends in average use among natural gas residential and commercial customers have tended to decline in recent years as more efficient appliances and furnaces are installed and the price of natural gas has increased.  Normal temperature adjustment (NTA) and lost margin recovery mechanisms largely mitigate the effect on Gas Utility margin that would otherwise be caused by variations in volumes sold due to weather and changing consumption patterns.  Indiana Gas’ territory has both an NTA since 2005 and lost margin recovery since December 2006.  SIGECO’s natural gas territory has an NTA since 2005, and lost margin recovery began when new base rates went into effect August 1, 2007.  The Ohio service territory has lost margin recovery since October 2006, but does not have an NTA mechanism.  Electric use among residential and commercial classes has remained relatively stable.  SIGECO’s electric service territory does not have an NTA mechanism and its tariffs generally do not provide for lost margin recovery.

Gas and electric margin generated from sales to large customers (generally industrial and other contract customers) is primarily impacted by overall economic conditions.  Margin is also impacted by the collection of state mandated taxes, which fluctuate with gas and fuel costs, as well as other tracked expenses.  Expenses subject to tracking mechanisms include Ohio bad debts and percent of income payment plan expenses, Indiana gas pipeline integrity management costs, and costs to fund Indiana energy efficiency programs.  Certain operating costs associated with operating environmental compliance equipment were also tracked prior to their recovery in base rates that went into effect on August 15, 2007.  The August SIGECO rate orders also provide for the tracking of MISO revenues and costs, as well as the gas cost component of bad debt expense and unaccounted for gas.  Electric generating asset optimization activities are primarily affected by market conditions, the level of excess generating capacity, and electric transmission availability.  Following is a discussion and analysis of margin generated from regulated utility operations.

Gas Utility Margin (Gas Utility revenues less Cost of gas sold)
Gas Utility margin and throughput by customer type follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In millions)	2007	2006	2007	2006
Gas utility revenues	$114.0	$116.8	$890.0	$848.6
Cost of gas sold	52.9	59.9	592.0	577.4
Total gas utility margin	$61.1	$56.9	$298.0	$271.2
Margin attributed to:
Residential & Commercial	$45.9	$44.8	$249.8	$226.5
Industrial	9.2	9.5	34.9	34.2
Other	6.0	2.6	13.3	10.5
Sold & transported volumes in MMDth attributed to:
To residential & commercial customers	6.4	7.0	75.1	63.7
To industrial customers	18.0	17.7	62.5	61.2
Total throughput	24.4	24.7	137.6	124.9

For the three and nine months ended September 30, 2007, Gas Utility margins were $61.1 million and $298.0 million, respectively, an increase of $4.2 million quarter over quarter and $26.8 million year over year.  Residential and commercial customer usage, including lost margin recovery, increased margin $1.2 million during the quarter and $12.7 million year over year.  Year to date, Ohio weather was 4 percent warmer than normal, but 10 percent colder than the prior year and resulted in an estimated increase in margin of approximately $2.0 million compared to 2006.  Margin increases associated with the Vectren South base rate increase, effective August 1, 2007, were $0.7 million.  Recovery of gas storage carrying costs in Ohio was $1.3 million quarter over quarter and $1.6 million year to date.  Lastly, costs recovered dollar-for-dollar in margin associated with tracked expenses and revenue and usage taxes increased gas margin $0.4 million in the quarter and $8.3 million year over year.  The average cost per dekatherm of gas purchased for the nine months ended September 30, 2007, was $8.13 compared to $8.89 in 2006.

Electric Utility Margin (Electric Utility revenues less Cost of fuel & purchased power)
Electric Utility margin by customer type follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In millions)	2007	2006	2007	2006
Electric utility revenues	$143.6	$123.2	$361.6	$324.4
Cost of fuel & purchased power	50.5	46.8	129.5	115.8
Total electric utility margin	$93.1	$76.4	$232.1	$208.6

Residential & commercial	$64.5	$49.3	$147.9	$125.6
Industrial	21.6	18.9	56.4	53.4
Municipalities & other	4.4	6.6	14.7	18.9
Subtotal: retail & firm wholesale	$90.5	$74.8	$219.0	$197.9
Asset optimization	$2.6	$1.6	$13.1	$10.7

Electric volumes sold in GWh attributed to:
Residential & commercial customers	954.4	847.0	2,357.7	2,152.4
Industrial customers	638.7	674.7	1,942.4	1,983.9
Municipalities & other	192.1	182.9	483.5	494.7
Total retail & firm wholesale volumes sold	1,785.2	1,704.6	4,783.6	4,631.0

Retail & Firm Wholesale Margin

Electric retail and firm wholesale utility margins were $90.5 million and $219.0 million for the three and nine months ended September 30, 2007.  These represent increases over the prior year periods of $15.7 million and $21.1 million, respectively.  Management estimates the period over period increases in usage by residential and commercial customers due to weather to be $5.9 million in the quarter and $10.1 million year to date.  The base rate increase that went into effect on August 15, 2007, produced incremental margin of $6.4 million, and recovery of pollution control investments and expenses increased margin $1.3 million in the quarter and $3.2 million year over year.  Impacts of weather on volumes sold were offset in the quarter by a large industrial customer’s planned outage.

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

Following is a reconciliation of asset optimization activity:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In millions)	2007	2006	2007	2006
Off-system sales	$1.1	$1.2	$9.9	$11.9
Transmission system sales	1.5	1.0	3.2	2.5
Other	-	(0.6)	-	(3.7)
Total asset optimization	$2.6	$1.6	$13.1	$10.7

For the three and nine months ended September 30, 2007, net asset optimization margins were $2.6 million and $13.1 million, which represents increases of $1.0 million and $2.4 million, compared to 2006.  The increases are primarily due to losses on financial contracts experienced in 2006 offset partially by lower availability of generating units for off system sales in 2007, due largely to the retirement of 50 MW of owned generation on December 31, 2006.  Year to date off-system sales totaled 571.7 GWh in 2007, compared to 755.0 GWh in 2006.

Other Operating Expenses
For the three and nine months ended September 30, 2007, Other operating expenses were $65.6 million and $198.4 million, which represent increases of $4.0 million and $15.6 million, compared to 2006.  Pass-through costs, including costs funding new Indiana energy efficiency programs that are recovered in utility margin, increased $0.6 million in the quarter and $7.3 million year over year.  Increases in operating costs associated with lost margin recovery and conservation initiatives that are not directly recovered in margin were $0.3 million in the quarter and $1.3 million year over year.  Third quarter planned outage costs associated with a jointly owned turbine resulted in $2.5 million of increased costs.  The remaining increases are primarily due to increased wage and benefit costs, other operating cost increases, and timing of expenses.

Depreciation & Amortization

For the three and nine months ended September 30, 2007, Depreciation and amortization expenses were $40.4 million and $119.4 million, which represents increases of $2.4 million and $6.6 million compared to 2006.  The increases were primarily due to increased utility plant and also include $0.5 million of amortization associated with electric demand side management costs permitted to be recovered pursuant to the August 15th electric base rate order.

Taxes Other Than Income Taxes

For the three and nine months ended September 30, 2007, Taxes other than income taxes were $11.3 million and $49.6 million, which represent increases of $0.8 million and $4.7 million compared to 2006.  The year to date increase results primarily from increased property taxes and higher revenues subject to taxes.

Other Income-Net

Other-net reflects income of $1.3 million for the quarter and $6.2 million year to date.  The $0.7 million decrease in the quarter and $1.4 million increase year to date are primarily related to the capitalization of funds used during construction.

Interest Expense

For the three and nine months ended September 30, 2007, Interest expense was $20.8 million and $58.8 million, which represents increases of $1.6 million and $1.4 million compared to 2006.  The increases reflect higher interest rates associated with short-term borrowings and are partially offset by the impact of financing transactions completed in October 2006, in which about $93 million in debt-related proceeds were raised and used to retire higher interest rate debt.

Income Taxes

Federal and state income taxes were $7.1 million for the quarter and $41.8 million year to date, increases of $7.1 million and $10.7 million compared to the prior year periods.  The higher taxes are primarily due to higher pretax income and a lower effective tax rate in 2006.  The lower effective tax rate in 2006 primarily relates to favorable adjustments approximating $2.0 million recorded in the third quarter of 2006 reflective of final taxes reported on 2005 state and federal income tax returns and a $1.5 million favorable impact for an Indiana tax law change that resulted in the recalculation of certain state deferred income tax liabilities.

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

In February 2006, the IURC approved a multi-emission compliance plan filed by the Company’s utility subsidiary, SIGECO.  Once the plan is implemented, SIGECO’s coal-fired plants will be 100% scrubbed for SO2, 90% scrubbed for NOx, and mercury emissions will be reduced to meet the new mercury reduction standards.  The order, as previously agreed to by the OUCC and Citizens Action Coalition, allows SIGECO to recover an approximate 8% return on up to $110 million in capital investments through a rider mechanism which is updated every six months for actual costs incurred.  The Company may file periodic updates with the IURC requesting modification to the spending authority.  The Company will also recover through a rider its operating expenses, including depreciation, once the equipment is placed into service.  As of September 30, 2007, the Company has made capital investments of approximately $91 million related to this environmental requirement.  Of that amount, $49.4 million was placed into service on January 1, 2007 and was included in rate base for purposes of determining new base rates that went into effect on August 15, 2007 (See Rate and Regulatory Matter Section).

If legislation requiring reductions in carbon dioxide and other greenhouse gases is adopted, such regulation could substantially affect both the costs and operating characteristics of the Company’s fossil fuel generating plants and nonutility coal mining operations.  At this time and in absence of final legislation, compliance costs and other effects associated with reductions in greenhouse gas emissions remain uncertain.

Pursuant to an IURC order, SIGECO is studying renewable energy alternatives, and on April 9, 2007, filed a green power rider in order to allow customers to purchase green power and is also seeking approval of a contract to purchase 30 MW of power generated by wind energy.  Future filings with the IURC with regard to new generation and/or further environmental compliance plans will include evaluation of potential carbon requirements.

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

SIGECO has filed a declaratory judgment action against its insurance carriers seeking a judgment finding its carriers liable under the policies for coverage of further investigation and any necessary remediation costs that SIGECO may accrue under the VRP program and/or related to the site subject to the May 2007 lawsuit.  While the total costs that may be incurred in connection with addressing these sites cannot be determined at this time, SIGECO has recorded costs that it reasonably expects to incur totaling approximately $7.7 million.  With respect to insurance coverage, SIGECO has received and recorded settlements from insurance carriers under insurance policies in effect when these sites were in operation in an aggregate amount approximating the costs it expects to incur.

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

Rate and Regulatory Matters

Vectren South (SIGECO) Electric Base Rate Order Received

On August 15, 2007, the Company received an order from the IURC which approved a settlement agreement with the OUCC and other interveners regarding the proposed changes to the base rates and charges for its electric distribution business in southwestern Indiana.  The settlement agreement provides for an approximate $60.8 million electric rate increase to cover the Company’s cost of system growth, maintenance, safety and reliability.  The settlement provides for, among other things: recovery of ongoing costs and deferred costs associated with the MISO; operations and maintenance (O&M) expense increases related to managing the aging workforce, including the development of expanded apprenticeship programs and the creation of defined training programs to ensure proper knowledge transfer, safety and system stability; increased O&M expense necessary to maintain and improve system reliability; benefit to customers from the sale of wholesale power by Vectren’s sharing evenly with customers any profit earned above or below $10.5 million of wholesale power margin; recovery of and return on the investment in past demand side management programs to help encourage conservation during peak load periods; timely recovery of the Company’s investment in certain new electric transmission projects that benefit the MISO infrastructure outside of the Company’s service territory; an overall rate of return of 7.32 percent on rate base of approximately $1,044 million and an allowed return on equity (ROE) of 10.4 percent.  The increase in Electric Utility margin as a result of this order totaled $6.4 million in the three and nine months ended September 30, 2007.

Vectren South (SIGECO) Gas Base Rate Order Received

On August 1, 2007, the Company received an order from the IURC which approved, with a minor modification, the settlement agreement previously reached with the Indiana Office of the Utility Consumer Counselor (OUCC) and other interveners regarding its Vectren South gas rate case.  The order provided for a base rate increase of $5.1 million and an ROE of 10.15 percent, with an overall rate of return of 7.20 percent on rate base of approximately $122 million.  The order also includes removal of $2.6 million of costs from base rates to be recovered through existing tracking mechanisms.

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

With this order, the company now has in place for its South gas territory weather normalization, a conservation and decoupling tariff, tracking of gas cost expense related to bad debts and unaccounted for gas through the existing gas cost adjustment mechanism, and tracking of pipeline integrity expense.  The increase in Gas Utility margin as a result of this order totaled $0.7 million in the three and nine months ended September 30, 2007.

Vectren North (Indiana Gas Company, Inc.) Gas Base Rate Filing

In May 2007, the Company filed a petition with the IURC to adjust its gas base rates and charges in its North service territory.  The petition requests an increase of approximately $41 million in rates to recover the ongoing cost of operating, maintaining and expanding the approximately 12,000-mile distribution and storage system used to serve more than 565,000 natural gas customers.  Components of the requested increase include return on additional utility infrastructure investment, costs associated with federally mandated pipeline integrity management, inspection and other reliability programs, and aging workforce.  A hearing on the Company’s request before the IURC was held in late August 2007 and the final hearing is scheduled for December 2007.  The Company expects an order from the IURC in the second quarter of 2008.

Vectren Energy Delivery of Ohio, Inc. (VEDO) Filing of Pre-Filing Notice

In September 2007, the Company issued a pre-filing notice with the PUCO indicating it plans to request an increase in its base rate charges for VEDO’s distribution business in its 17-county service area in west central Ohio.  The filing indicates that an increase in base rates of approximately $29 million is necessary to cover the ongoing cost of operating, maintaining and expanding the approximately 5,200-mile distribution system used to serve 318,000 customers.  Components of the requested increase include return on additional utility infrastructure investment, costs associated with federally mandated pipeline integrity management, inspection and other reliability programs, and aging workforce.

In addition, the Company is seeking extension of the decoupling mechanisms currently in place to encourage customer conservation and also is seeking approval of expanded conservation-oriented programs, such as rebate offerings on high-efficiency natural gas appliances for existing and new home construction, to help customers lower their natural gas bills.

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

Indiana

In December 2006, the IURC approved a settlement agreement that provides for a five-year energy efficiency program.  It allows the Company’s Indiana utilities to recover a majority of the costs of promoting the conservation of natural gas through conservation trackers that work in tandem with a lost margin recovery mechanism.  The order was implemented in the North service territory in December 2006, and provides for recovery of 85 percent of the difference between weather normalized revenues actually collected by the Company and the revenues approved in the Company’s most recent rate case.  Energy efficiency programs began in the South gas territory in December 2006.  A similar approach regarding lost margin recovery commenced in the South gas territory on August 1, 2007, as the new base rates went into effect, allowing for recovery of 100 percent of the difference between weather normalized revenues actually collected by the Company and the revenues approved in that rate case.  It is expected that after the North filing is acted upon, it will be at 100 percent also.  While most expenses associated with these programs are recoverable, in the first program year the Company is required to fund $1.5 million in program costs without recovery.

Ohio

In June 2007, the Public Utilities Commission of Ohio (PUCO) approved a settlement that provides for the implementation of a lost margin recovery mechanism and a related conservation program for the Company’s Ohio operations.  This order confirms the guidance the PUCO previously provided in a September 2006 decision.  The conservation program, as outlined in the September 2006 PUCO order and as affirmed in this order, provides for a two year, $2 million total conservation program to be paid by the Company, as well as a sales reconciliation rider intended to be a recovery mechanism for the difference between the weather normalized revenues actually collected by the Company and the revenues approved by the PUCO in the Company’s most recent rate case.  Approximately 60 percent of the Company’s Ohio customers are eligible for the conservation programs.  The Ohio Consumer Counselor (OCC) and another intervener requested a rehearing of the June 2007 order and the PUCO granted that request in order to have additional time to consider the merits of the request.  In accordance with accounting authorization previously provided by the PUCO, the Company began recognizing the impact of the September 2006 order on October 1, 2006, and has recognized cumulative revenues of $2.6 million, of which $1.3 million has been recorded in 2007.  The OCC appealed the PUCO’s accounting authorization to the Ohio Supreme Court, but that appeal has been dismissed as premature pending the PUCO’s consideration of issues raised in the OCC’s request for rehearing.  Since October 1, 2006, the Company has been ratably accruing its $2 million commitment.

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

On April 1, 2005, the MISO energy market commenced operation (the Day 2 energy market).  As a result of being a market participant, the Company now bids its owned generation into the Day Ahead and Real Time markets and procures power for its retail customers at Locational Marginal Pricing (LMP) as determined by the MISO market.  The Company is typically in a net sales position with MISO and is only occasionally in a net purchase position.  Net positions are determined on an hourly basis.  When the Company is a net seller such net revenues are included in Electric Utility Revenues and when the Company is a net purchaser such net purchases are included in Cost of Fuel and Purchased Power.  The Company also receives transmission revenue that results from another members’ use of the Company’s transmission system.  These revenues are also included in Electric Utility Revenues

Pursuant to an order from the IURC received in December 2001, certain MISO startup costs (referred to as Day 1 costs) were deferred, and those deferred costs are now being recovered through base rates that went into effect on August 15, 2007.  On June 1, 2005, Vectren, together with three other Indiana electric utilities, received regulatory authority from the IURC to recover fuel related costs and to defer other costs associated with the Day 2 energy market.  The order allows fuel related costs to be passed through to customers in Vectren’s existing fuel cost recovery proceedings.  During 2006, the IURC reaffirmed the definition of certain costs as fuel related; the Company is following those guidelines.  Other MISO fuel related and non-fuel related administrative related costs were deferred, and those deferred costs are now being recovered through base rates that went into effect on August 15, 2007.  The IURC order authorizing new base rates also provides for a tracking mechanism associated with ongoing MISO-related costs and transmission revenues.

As a result of MISO’s operational control over much of the Midwestern electric transmission grid, including SIGECO’s transmission facilities, SIGECO’s continued ability to import power, when necessary, and export power to the wholesale market has been, and may continue to be, impacted.  Given the nature of MISO’s policies regarding use of transmission facilities, as well as ongoing FERC initiatives, uncertainties around Day 2 energy market operations and a pending Day 3 market, where MISO plans to provide bid-based-regulation and contingency operating reserve markets, it is difficult to predict near term operational impacts.  However, as stated above, it is believed that MISO’s regional operation of the transmission system will ultimately lead to reliability improvements.  MISO has indicated that the Day 3 ancillary services market would begin in June 2008.

The potential need to expend capital for improvements to the transmission system, both to SIGECO’s facilities as well as to those facilities of adjacent utilities, over the next several years will become more predictable as MISO completes studies related to regional transmission planning and improvements.  Such expenditures may be significant.  The Company will timely recover its investment in certain new electric transmission projects that benefit the MISO infrastructure outside of the Company’s service territory at a FERC approved rate of return.

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

Results of Operations of the Nonutility Group

The Nonutility Group is comprised of three primary business areas: Energy Marketing and Services, Coal Mining, and Energy Infrastructure Services.  Energy Marketing and Services markets and supplies natural gas and provides energy management services.  Coal Mining mines and sells coal.  Energy Infrastructure Services provides underground construction and repair and energy performance contracting services.  Enterprises also has other businesses that invest in energy-related opportunities and services, real estate, and leveraged leases, among other investments.  In addition, the Company has investments that generate synfuel tax credits and processing fees relating to the production of coal-based synthetic fuels.  The Nonutility Group supports the Company’s regulated utilities pursuant to service contracts by providing natural gas supply services, coal, infrastructure services, and other services.  Nonutility Group earnings for the three and nine months ended September 30, 2007 and 2006 follow:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In millions, except per share amounts)	2007	2006	2007	2006

NET INCOME	$6.6	$5.5	$33.4	$16.9

CONTRIBUTION TO VECTREN BASIC EPS	$0.09	$0.07	$0.44	$0.23

NET INCOME (LOSS) ATTRIBUTED TO:
Energy Marketing & Services	$(2.0)	$(0.2)	$15.6	$13.0
Coal Mining	0.4	1.6	2.7	4.3
Energy Infrastructure	4.6	3.6	6.6	3.2
Other Businesses	0.1	(0.1)	0.2	0.1
Synfuel-related results	3.5	0.6	8.3	(3.7)

Energy Marketing and Services
Energy Marketing and Services is comprised of the Company’s wholesale and retail gas marketing businesses.  For the three months ended September 30, 2007, Energy Marketing and Services, inclusive of holding company costs, had a loss of $2.0 million compared to a loss of $0.2 million in 2006.  Year to date earnings were $15.6 million in 2007 compared to $13.0 million in 2006.

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

ProLiance provided the primary earnings contribution, which totaled $17.6 million year to date in 2007 compared to $14.9 million in 2006.  ProLiance’s storage capacity was 39 Bcf at September 30, 2007 compared to 34 Bcf at the end of 2006.  Increased storage capacity and greater optimization opportunities were the primary reasons for the increase in earnings.  Quarter over quarter, ProLiance’s results decreased $2.6 million due to decreased volatility impacting optimization opportunities.

ProLiance self reported to the Federal Energy Regulatory Commission (FERC or the Commission) in October 2007 possible non-compliance with the Commission’s capacity release policies.  ProLiance has taken corrective actions to assure that current and future transactions are compliant.  ProLiance is committed to full regulatory compliance and is cooperating fully with the FERC regarding these issues.  ProLiance is unable to predict the outcome of any FERC action.

Vectren Retail, LLC (d/b/a Vectren Source), a wholly owned subsidiary, provides natural gas and other related products and services to customers opting for choice among energy providers.

Vectren Source’s seasonal third quarter loss totaled $1.3 million in 2007 compared to a loss of $1.9 million in 2006.  Year to date, Vectren Source results were near break even in both periods primarily due to lower unit margins offset partially by weather insurance proceeds.  Vectren Source’s customer count at September 30, 2007, was 156,000 customers, as compared to the prior year quarter of 150,000.

Coal Mining Operations

Coal Mining Operations mine and sell coal to the Company’s utility operations and to third parties through its wholly owned subsidiary Vectren Fuels, Inc. (Fuels).

Coal Mining operations third quarter earnings were $0.4 million compared to $1.6 million in 2006.  Year to date, Coal Mining operations earned approximately $2.7 million compared to $4.3 million in 2006.  The declines are primarily due to the transitional effects of compliance with revised Mine Safety and Health Administration (MSHA) seal guidelines, and the associated lost production, and high sulfur content from the revised mining plan.  These decreases are offset somewhat by reduced operating costs from highwall mining at the Cypress Creek surface mine.

Energy Infrastructure Services

Energy Infrastructure Services provides energy performance contracting operations through Energy Systems Group, LLC (ESG) and underground construction and repair to utility infrastructure through Miller Pipeline (Miller).  Inclusive of holding company costs, Energy Infrastructure’s operations contributed earnings of $4.6 million in the third quarter of 2007 compared to $3.6 million in 2006.  Year to date earnings were $6.6 million in 2007 compared to $3.2 million in 2006.

Miller’s 2007 earnings were $3.7 million in the third quarter, compared to $1.7 million in 2006.  Year to date, Miller earned approximately $4.8 million in 2007 compared to $1.4 million in 2006.  The increase in Miller’s earnings contribution is primarily due to more large gas construction projects.  Vectren’s 100 percent ownership of Miller effective July 1, 2006 has also contributed to the year to date increase.

The results of Miller’s operations have been included in consolidated results since July 1, 2006.  While the acquisition of Miller did not have a material impact on the overall financial statements, consolidating Miller resulted in, among other impacts, a year to date increase of $95.6 million in Nonutility revenues and a year to date increase of $74.6 million in Other operating expenses in 2007 when compared to 2006.

The results of Miller’s operations have been included in consolidated results since July 1, 2006.  While the acquisition of Miller did not have a material impact on the overall financial statements, consolidating Miller resulted in, among other impacts, a year to date increase of $95.6 million in Nonutility revenues and a year to date increase of $74.6 million in Other operating expenses in 2007 when compared to 2006.

ESG’s 2007 earnings were $1.2 million in the third quarter, compared to $2.1 million in 2006.  Year to date, ESG earned approximately $2.5 million in 2007 compared to $2.2 million in 2006.  The year to date increase is primarily due to higher revenues resulting from the December 31, 2006 backlog.  These higher revenues were offset in the third quarter by the write-off of an investment.  At September 30, 2007, ESG’s backlog was $64 million, compared to $68 million at Dec. 31, 2006, and $69 million at September 30, 2006.

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

The Internal Revenue Service has issued private letter rulings, which concluded that the synthetic fuel produced at the Pace Carbon facilities should qualify for tax credits.  The IRS has completed tax audits of Pace Carbon for the years 1998 through 2001 without challenging tax credit calculations.  As a partner in Pace Carbon, Vectren has reflected synfuel tax credits in its consolidated results from inception through September 30, 2007, of approximately $119 million, of which approximately $108 million have been generated since 2001.  To date, Vectren has been in a position to utilize or carryforward substantially all of the credits generated.  Primarily from the use of these credits, the Company has an Alternative Minimum Tax (AMT) credit carryforward of approximately $42 million at September 30, 2007.

Synfuel tax credits are only available when the price of oil is less than a base price specified by the Internal Revenue Code, as adjusted for inflation.  The current forward price curve indicates that a phase out of synfuel tax credits in 2007 may occur.  However, in the fourth quarter of 2006, the Company purchased oil contracts with a notional amount of 2.8 million barrels, which approximates the Company’s expected 2007 synfuel production, to mitigate 2007 phase out risk.  During the three and nine months ended September 30, 2007, the gains associated with these contracts totaled $8.2 million and $6.9 million, respectively, and are reflected in Other-net.  Impairment charges related to the investment in Pace Carbon approximating $9.5 million, or $5.7 million after tax, were recorded in Other-net in the second quarter of 2006.

The investment in Pace Carbon resulted in losses reflected in Equity in earnings of unconsolidated affiliates totaling $5.5 million and $2.0 million for the three months ended September 30, 2007 and 2006, respectively, and $16.1 million and $14.0 million during the nine months ended September 30, 2007 and 2006, respectively.  Synfuel-related results, inclusive of those losses and their related tax benefits as well as the tax credits and other related activity, were earnings of $3.5 million and $8.3 million, respectively, for the three and nine months ended September 30, 2007 and 2006, respectively, compared to earnings of $0.6 million and a loss of $3.7 million, respectively, during the three and nine months ended September 30, 2006.

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

SFAS No. 157

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157).  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  This statement does not require any new fair value measurements; however, the standard will impact how other fair value based GAAP is applied.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.   The Company will adopt SFAS 157 on January 1, 2008, and is currently assessing the impact this statement will have on its financial statements and results of operations.

SFAS 159

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (SFAS 159).  SFAS 159 permits entities to measure many financial instruments and certain other items at fair value.  Items eligible for the fair value measurement option include: financial assets and financial liabilities with certain exceptions; firm commitments that would otherwise not be recognized at inception and that involve only financial instruments; nonfinancial insurance contracts and warranties that the insurer can settle by paying a third party to provide those goods or services; and host financial instruments resulting from separation of an embedded financial derivative instrument from a nonfinancial hybrid instrument.  The fair value option may be applied instrument by instrument, with few exceptions, is an irrevocable election and is applied only to entire instruments.  The Company will adopt SFAS 159 on January 1, 2008, and is currently assessing the impact this statement will have on its financial statements and results of operations.

Financial Condition

Within Vectren’s consolidated group, Utility Holdings funds the short-term and long-term financing needs of the Utility Group operations, and Vectren Capital Corp (Vectren Capital) funds short-term and long-term financing needs of the Nonutility Group and corporate operations.  Vectren Corporation guarantees Vectren Capital’s debt, but does not guarantee Utility Holdings’ debt.  Vectren Capital’s long-term and short-term obligations outstanding at September 30, 2007, totaled $200 million and $134.5 million, respectively.  Utility Holdings’ outstanding long-term and short-term borrowing arrangements are jointly and severally guaranteed by Indiana Gas, SIGECO, and VEDO.  Utility Holdings’ long-term and short-term obligations outstanding at September 30, 2007, totaled $700 million and $352.5 million, respectively.  Additionally, prior to Utility Holdings’ formation, Indiana Gas and SIGECO funded their operations separately, and therefore, have long-term debt outstanding funded solely by their operations.

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

The credit ratings of the senior unsecured debt of Utility Holdings, SIGECO and Indiana Gas, at September 30, 2007, are A-/Baa1 as rated by Standard and Poor's Ratings Services (Standard and Poor’s) and Moody’s Investors Service (Moody’s), respectively.  The credit ratings on SIGECO's secured debt are A/A3.  Utility Holdings’ commercial paper has a credit rating of A-2/P-2.  The current outlook of both Moody’s and Standard and Poor’s is stable.  These ratings and outlooks have not changed since December 31, 2006.  A security rating is not a recommendation to buy, sell, or hold securities.  The rating is subject to revision or withdrawal at any time, and each rating should be evaluated independently of any other rating.  Standard and Poor’s and Moody’s lowest level investment grade rating is BBB- and Baa3, respectively.

The Company’s consolidated equity capitalization objective is 45-55% of long-term capitalization.  This objective may have varied, and will vary, depending on particular business opportunities, capital spending requirements, execution of long-term financing plans and seasonal factors that affect the Company’s operations.  The Company’s equity component was 49% and 48% of long-term capitalization at September 30, 2007, and December 31, 2006, respectively.  Long-term capitalization includes long-term debt, including current maturities and debt subject to tender, as well as common shareholders’ equity.

The Company expects the majority of its capital expenditures, investments, and debt security redemptions to be provided by internally generated funds.  However, due to significant capital expenditures and expected growth in nonutility operations, the Company may require additional permanent financing, and currently has an equity forward contract outstanding as more fully described below.  As of September 30, 2007, the Company was in compliance with all financial covenants.

Sources & Uses of Liquidity

Operating Cash Flow

The Company's primary historical source of liquidity to fund working capital requirements has been cash generated from operations.  While net income was up substantially, cash flow from operating activities of $232.2 million decreased $31.4 million during the nine months ended September 30, 2007, compared to 2006.  The decrease was primarily a result of changes in working capital accounts and lower distributions from equity method investments compared to the prior year.  Net income before non-cash charges of $262.2 million increased $46.3 million compared to the prior year.  Working capital changes used cash of $3.2 million in 2007 compared to cash generated of $50.2 million in 2006.  Distributions from equity method investments, which principally consist of dividends from ProLiance, were $20.0 million in 2007 compared to $33.5 million in 2006.  Distributions in 2006 include a $10.4 million special dividend from ProLiance.

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

Cash flow required for financing activities of $51.3 million for the nine months ended September 30, 2007, includes incremental short-term borrowings of $21.9 million, $10.4 million less than in the nine months ended September 30, 2006.  Common stock dividends have increased over the prior period due to board authorized increases in the dividend rate.

Investing Cash Flow

Cash flow required for investing activities was $202.5 million for the nine months ended September 30, 2007, a decrease of $37.2 million over the prior year.  The decrease is attributable to the receipt of $44.9 million in proceeds from the sale of SIGECOM, offset by an increase in electric transmission and pollution control capital expenditures.

Available Sources of Liquidity

Short-term Borrowing Arrangements

At September 30, 2007, the Company has $780 million of short-term borrowing capacity, including $520 million for the Utility Group and $260 million for the wholly owned Nonutility Group and corporate operations, of which approximately $167 million is available for the Utility Group operations and approximately $126 million is available for the wholly owned Nonutility Group and corporate operations.

Common Stock Offering

In February 2007, the Company sold 4.6 million authorized but previously unissued shares of its common stock to a group of underwriters in an SEC-registered primary offering at a price of $28.33 per share.  The transaction generated proceeds, net of underwriting discounts and commissions, of approximately $125.7 million.  The Company executed an equity forward sale agreement (equity forward) in connection with the offering, and therefore, did not receive proceeds at the time of the equity offering.  The equity forward allows the Company to price an offering under market conditions existing at that time, and to better match the receipt of the offering proceeds and the associated share dilution with the implementation of regulatory initiatives, providing a return on the new equity employed.  The offering proceeds, when and if received, will be used to permanently finance primarily electric utility capital expenditures.

In connection with the equity forward, an affiliate of one of the underwriters (the forward seller), at the Company's request, borrowed an equal number of shares of the Company's common stock from institutional stock lenders and sold those borrowed shares to the public in the primary offering.  The Company will receive an amount equal to the net proceeds from that sale, subject to certain adjustments defined in the equity forward, upon full share settlement of the equity forward.  Those adjustments defined in the equity forward include 1) daily increases in the forward sale price based on a floating interest factor equal to the federal funds rate, less a 35 basis point fixed spread, and 2) structured quarterly decreases to the forward sale price that align with expected Company dividend payments.

The Company may elect to settle the equity forward in shares or in cash, except in specified circumstances or events where the counterparty to the equity forward could force a share settlement.  Examples of such events include, but are not limited to, the Company making dividend payments greater than the structured quarterly decreases identified in the equity forward or the Company repurchasing a number of its outstanding common shares over a specified threshold.  If the Company elects to settle in shares, the maximum number of shares deliverable by the Company is 4.6 million shares.  If the Company elects to settle in cash, an affiliate of one of the underwriters (the forward purchaser) would purchase shares in the market and return those shares to the stock lenders.  The Company will either owe or be owed funds depending upon the Company's average share price during the "unwind period" defined in the equity forward in relation to the equity forward's contracted price.  Generally, if the equity forward's contracted price is lower than the average share price during the "unwind period", then the Company would owe cash; and if the average share price during the "unwind period" is less than the equity forward's contracted price, the Company would receive cash.  Proceeds received or paid when the equity forward is settled will be recorded in Common Shareholders' Equity, even if settled in cash.  The equity forward must be settled prior to February 28, 2009.

The equity forward had an initial forward price of $27.34 per share, representing the public offering price of $28.33 per share, net of underwriting discounts and commissions.  Management therefore estimated the contract had no initial fair value.  If the equity forward had been settled by delivery of shares at September 30, 2007, the Company would have received approximately $126.5 million based on a forward price of $27.50 for the 4.6 million shares.  If the Company had elected to settle the equity forward in cash at September 30, 2007, the Company estimates it would have received approximately $3 million, assuming the price in the “unwind period” approximates the trailing three month average of Vectren’s stock price.  The federal funds rate was 5.25% at September 30, 2007.  The Company currently anticipates settling the equity forward by delivering shares.

New Share Issues

The Company may periodically issue new common shares to satisfy dividend reinvestment plan, stock option plan, and other employee benefit plan requirements.  New share issuances have added additional liquidity of $5.2 million year to date in 2007.

Utility Holdings

Utility Holdings filed a shelf registration statement with the Securities and Exchange Commission for $300 million aggregate principal amount of unsecured senior notes in September 2007, which is anticipated to meet Utility Holdings’ estimated debt financing requirements over the next 3 years.  In October 2007 the SEC declared the registration statement to be effective.  When issued, the unsecured notes will be guaranteed by Utility Holdings’ three operating utility companies:  SIGECO, Indiana Gas, and VEDO.  These guarantees of Utility Holdings’ debt will be full and unconditional and joint and several.

Potential Uses of Liquidity

Planned Capital Expenditures & Investments

Investments in total company capital expenditures and nonutility unconsolidated affiliates for the remainder of 2007 are estimated to approximate $109 million.

Other Guarantees and Letters of Credit

In the normal course of business, Vectren issues guarantees to third parties on behalf of its unconsolidated affiliates.  Such guarantees allow those affiliates to execute transactions on more favorable terms than the affiliate could obtain without such a guarantee.  Guarantees may include posted letters of credit, leasing guarantees, and performance guarantees.  As of September 30, 2007, guarantees issued and outstanding on behalf of unconsolidated affiliates approximated $3.0 million.  The Company has accrued no liabilities for these guarantees as they relate to guarantees issued among related parties.

In 2006, the Company issued a guarantee with an approximate $5.0 million maximum risk related to the residual value of an operating lease that expires in 2011.  As of September 30, 2007, Vectren Corporation has a liability representing the fair value of that guarantee of less than $0.1 million.  Liabilities accrued for, and activity related to, product warranties are not significant.  Through September 30, 2007, the Company has not been called upon to satisfy any obligations pursuant to its guarantees.

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

These risks are not significantly different from the information set forth in Item 7A Quantitative and Qualitative Disclosures About Market Risk included in the Vectren 2006 Form 10-K and are therefore not presented herein.

ITEM 4.  CONTROLS AND PROCEDURES

Changes in Internal Controls Over Financial Reporting

During the quarter ended September 30, 2007, there have been no changes to the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of September 30, 2007, the Company conducted an evaluation under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness and the design and operation of the Company's disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of September 30, 2007, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is:
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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Periodically, the Company purchases shares from the open market to satisfy share requirements associated with the Company’s share-based compensation plans.  The following chart contains information regarding open market purchases made by the Company to satisfy share-based compensation requirements during the quarter ended September 30, 2007.

			Total Number of	Maximum Number
	Number of		Shares Purchased as	of Shares That May
	Shares	Average Price	Part of Publicly	Be Purchased Under
Period	Purchased	Paid Per Share	Announced Plans	These Plans
July 1-31	-	-	-	-
August 1-31	-	-	-	-
September 1-30	8,500	27.13	-	-

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

VECTREN CORPORATION
Registrant

November 2, 2007	/s/Jerome A. Benkert, Jr.
Jerome A. Benkert, Jr.
Executive Vice President & Chief Financial Officer
(Principal Financial Officer)

/s/M. Susan Hardwick
M. Susan Hardwick
Vice President, Controller & Assistant Treasurer
(Principal Accounting Officer)