Form 10-K
period 2007-12-31
VECTREN CORP
filed 2008-02-20
CIK 1096385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007
OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ________________________

Commission file number:   1-15467

VECTREN CORPORATION

(Exact name of registrant as specified in its charter)

INDIANA	35-2086905
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
One Vectren Square	47708
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  812-491-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common – Without Par	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒    No□

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes □ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒.  No □

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☒                            Accelerated filer □

Non-accelerated filer □                                              Smaller reporting company □
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes □ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2007, was $2,040,161,249.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common Stock - Without Par Value	76,357,138	January 31, 2008
Class	Number of Shares	Date

Documents Incorporated by Reference

Certain information in the Company's definitive Proxy Statement for the 2008 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, is incorporated by reference in Part III of this Form 10-K.

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

PART I

ITEM 1.  BUSINESS

Description of the Business

Vectren Corporation (the Company or Vectren), an Indiana corporation, is an energy holding company headquartered in Evansville, Indiana.  The Company’s wholly owned subsidiary, Vectren Utility Holdings, Inc. (Utility Holdings), serves as the intermediate holding company for three operating public utilities:  Indiana Gas Company, Inc. (Indiana Gas or Vectren North), Southern Indiana Gas and Electric Company (SIGECO or Vectren South), and the Ohio operations (VEDO or Vectren Ohio).  Utility Holdings also has other assets that provide information technology and other services to the three utilities.  Utility Holdings’ consolidated operations are collectively referred to as the Utility Group.  Both Vectren and Utility Holdings are holding companies as defined by the Energy Policy Act of 2005 (Energy Act).  Vectren was incorporated under the laws of Indiana on June 10, 1999.

Indiana Gas provides energy delivery services to over 568,000 natural gas customers located in central and southern Indiana.  SIGECO provides energy delivery services to over 141,000 electric customers and approximately 112,000 gas customers located near Evansville in southwestern Indiana.  SIGECO also owns and operates electric generation to serve its electric customers and optimizes those assets in the wholesale power market.  Indiana Gas and SIGECO generally do business as Vectren Energy Delivery of Indiana.  The Ohio operations provide energy delivery services to approximately 318,000 natural gas customers located near Dayton in west central Ohio.  The Ohio operations are owned as a tenancy in common by Vectren Energy Delivery of Ohio, Inc. (VEDO), a wholly owned subsidiary of Utility Holdings (53 percent ownership), and Indiana Gas (47 percent ownership).  The Ohio operations generally do business as Vectren Energy Delivery of Ohio.

The Company, through Vectren Enterprises, Inc. (Enterprises), is involved in nonutility activities in three primary business areas:  Energy Marketing and Services, Coal Mining and Energy Infrastructure Services.  Energy Marketing and Services markets and supplies natural gas and provides energy management services.  Coal Mining mines and sells coal.  Energy Infrastructure Services provides underground construction and repair services and performance contracting and renewable energy services.  Enterprises also has other businesses that invest in energy-related opportunities and services, real estate, and leveraged leases, among other investments.  In addition the Company has in the past invested in projects that generated synfuel tax credits and processing fees relating to the production of coal-based synthetic fuels.  These operations are collectively referred to as the Nonutility Group.  Enterprises supports the Company’s regulated utilities pursuant to service contracts by providing natural gas supply services, coal, infrastructure services, and other services.

Narrative Description of the Business

The Company segregates its operations into three groups: the Utility Group, the Nonutility Group, and Corporate and Other.  At December 31, 2007, the Company had $4.3 billion in total assets, with $3.6 billion (84 percent) attributed to the Utility Group, $0.7 billion (16 percent) attributed to the Nonutility Group, and less than $0.1 billion attributed to Corporate and Other.  Net income for the year ended December 31, 2007, was $143.1 million, or $1.89 per share of common stock, with net income of $106.5 million attributed to the Utility Group and $37.0 million attributed to the Nonutility Group, and a net loss of $0.4 million attributed to Corporate and Other.  Net income for the year ended December 31, 2006, was $108.8 million, or $1.44 per share of common stock.  For further information regarding the activities and assets of operating segments within these Groups, refer to Note 16 in the Company’s consolidated financial statements included under “Item 8 Financial Statements and Supplementary Data.”

Following is a more detailed description of the Utility Group and Nonutility Group.  Corporate and Other operations are not significant.

Utility Group

The Utility Group is comprised of Utility Holdings’ operations.  The operations of the Utility Group consist of the Company’s regulated operations and other operations that provide information technology and other support services to those regulated operations.  The Company segregates its regulated operations into the Gas Utility Services operating segment and the Electric Utility Services operating segment.  The Gas Utility Services segment includes the operations of

Indiana Gas, the Ohio operations, and SIGECO’s natural gas distribution business and provides natural gas distribution and transportation services to nearly two-thirds of Indiana and to west central Ohio.  The Electric Utility Services segment includes the operations of SIGECO’s electric transmission and distribution services, which provides electric distribution services primarily to southwestern Indiana, and includes the Company’s power generating and asset optimization operations.  In total, these regulated operations supply natural gas and/or electricity to over one million customers.  The Utility Group’s other operations are not significant.

Gas Utility Services

At December 31, 2007, the Company supplied natural gas service to approximately 998,000 Indiana and Ohio customers, including 911,000 residential, 85,000 commercial, and 2,000 industrial and other contract customers.  This represents customer base growth of 0.3 percent compared to 2006.

The Company’s service area contains diversified manufacturing and agriculture-related enterprises.  The principal industries served include automotive assembly, parts and accessories, feed, flour and grain processing, metal castings, aluminum products, appliance manufacturing, polycarbonate resin (Lexan®) and plastic products, gypsum products, electrical equipment, metal specialties, glass, steel finishing, pharmaceutical and nutritional products, gasoline and oil products, and coal mining.  The largest Indiana communities served are Evansville, Bloomington, Terre Haute, and suburban areas surrounding Indianapolis and Indiana counties near Louisville, Kentucky.  The largest community served outside of Indiana is Dayton, Ohio.

Revenues

For the year ended December 31, 2007, gas utility revenues were approximately $1,269.4 million, of which residential customers accounted for 67 percent, commercial 27 percent, and industrial and other contract customers 6 percent.

The Company receives gas revenues by selling gas directly to customers at approved rates or by transporting gas through its pipelines at approved rates to customers that have purchased gas directly from other producers, brokers, or marketers.  Total volumes of gas provided to both sales and transportation customers (throughput) were 194.6 MMDth for the year ended December 31, 2007.  Gas transported or sold to residential and commercial customers was 108.4 MMDth representing 56 percent of throughput.  Gas transported or sold to industrial and other contract customers was 86.2 MMDth representing 44 percent of throughput.  Rates for transporting gas generally provide for the same margins earned by selling gas under applicable sales tariffs.

The volume of gas sold is seasonal and affected by variations in weather conditions.  To mitigate seasonal demand, the Company has storage capacity at seven active underground gas storage fields and six liquefied petroleum air-gas manufacturing plants.  The Company also contracts with its affiliate, ProLiance Holdings, LLC (ProLiance), and with other third party gas service providers to ensure availability of gas.  ProLiance is an unconsolidated, nonutility, energy marketing affiliate of Vectren and Citizens Gas and Coke Utility (Citizens Gas).  (See the discussion of Energy Marketing & Services below and Note 3 in the Company’s Consolidated Financial Statements included in “Item 8 Financial Statements and Supplementary Data” regarding transactions with ProLiance).  Periodically, purchased natural gas is injected into storage.  The injected gas is then available to supplement contracted and manufactured volumes during periods of peak requirements.  The Company also prepays ProLiance for natural gas delivery services during the seven months prior to the peak heating season.  The volumes of gas per day that can be delivered during peak demand periods for each utility are located in “Item 2 Properties.”

Gas Purchases

In 2007, the Company purchased 101,912 MDth volumes of gas at an average cost of $8.14 per Dth, of which approximately 71 percent was purchased through ProLiance and 29 percent was purchased from third party providers.  Vectren received regulatory approval on April 25, 2006 from the IURC for ProLiance to provide natural gas supply services to the Company’s Indiana utilities through March 2011.  As a result of a June 2005 PUCO order, the Company has established an annual bidding process for VEDO’s gas supply and portfolio administration services.  Since November 1, 2005, the Company has used a third party provider for these services.  Prior to October 31, 2005, ProLiance supplied natural gas to all of the Company’s regulated gas utilities.  The average cost of gas per Dth purchased for the previous five years was $8.14 in 2007, $8.64 in 2006, $9.05 in 2005, $6.92 in 2004, and $6.36 in 2003.

Electric Utility Services

At December 31, 2007, the Company supplied electric service to over 141,000 Indiana customers, including approximately 122,000 residential, 18,800 commercial, and 200 industrial and other customers.  Customer base growth was approximately 0.5 percent compared to 2006.  In addition, the Company has firm power commitments to nearby municipalities and has contingency reserve requirements consistent with Reliability First Corp. standards.

The principal industries served include polycarbonate resin (Lexan®) and plastic products, aluminum smelting and recycling, aluminum sheet products, automotive assembly, steel finishing, appliance manufacturing, pharmaceutical and nutritional products, automotive glass, gasoline and oil products, and coal mining.

Revenues

For the year ended December 31, 2007, retail and firm wholesale electricity sales totaled 6,216.5 GWh, resulting in revenues of approximately $448.1 million.  Residential customers accounted for 36 percent of 2007 revenues; commercial 25 percent; industrial 31 percent, and municipal and other 8 percent.  In addition, the Company sold 921.3 GWh through optimization activities in 2007, generating revenue, net of purchased power costs, of $39.8 million.

System Load

Total load for each of the years 2003 through 2007 at the time of the system summer peak, and the related reserve margin, is presented below in MW.

Date of summer peak load	8/08/2007	8/10/2006	7/25/2005	7/13/2004	8/27/2003
Total load at peak (1)	1,341	1,325	1,315	1,222	1,272

Generating capability	1,295	1,351	1,351	1,351	1,351
Firm purchase supply	130	107	107	105	32
Interruptible contracts	62	62	76	51	95
Total power supply capacity	1,487	1,520	1,534	1,507	1,478

Reserve margin at peak	11%	15%	17%	23%	16%

(1)
The total load at peak is increased 25 MW in 2007, 2006, 2005, and 2003 from the total load actually experienced.  The additional 25 MW represents load that would have been incurred if Summer Cycler program had not been activated.  The 25 MW is also included in the interruptible contract portion of the Company’s total power supply capacity in those years.  On the date of peak in 2004, Summer Cycler program was not activated.

The winter peak load for the 2006-2007 season of approximately 961 MW occurred on December 7, 2006.  The prior year winter peak load was approximately 935 MW, occurring on December 20, 2005.

Generating Capability
Installed generating capacity as of December 31, 2007, was rated at 1,295 MW.  Coal-fired generating units provide 1,000 MW of capacity, and natural gas or oil-fired turbines used for peaking or emergency conditions provide 295 MW.  Electric generation for 2007 was fueled by coal (98 percent) and natural gas (2 percent).  Oil was used only for testing of gas/oil-fired peaking units.  The Company generated approximately 6,873 GWh in 2007.  Further information about the Company’s owned generation is included in "Item 2 Properties".

In January 2008, the Company requested authority from the IURC to build a 100 MW gas-fired turbine peaking unit in Gibson County Indiana.  If approved, it would be operational by 2010.  The Company discontinued operations of Culley Unit 1 (50 MW) effective December 31, 2006.

There are substantial coal reserves in the southern Indiana area, and coal for coal-fired generating stations has been supplied from operators of nearby Indiana coal mines, including those owned by Vectren Fuels, Inc., a wholly owned subsidiary of the Company.  Approximately 3.3 million tons of coal were purchased for generating electricity during 2007, of which approximately 92 percent was supplied by Vectren Fuels,

Inc. from its mines and third party purchases.  The average cost of coal consumed in generating electric energy for the years 2003 through 2007 follows:

	Year Ended December 31,
Avg. Cost Per	2007	2006	2005	2004	2003
Ton	$40.23	$37.51	$30.27	$27.06	$24.91
MWh	19.78	18.44	14.94	13.06	11.93

Firm Purchase Supply
The Company maintains a 1.5 percent interest in the Ohio Valley Electric Corporation (OVEC).  The OVEC is comprised of several electric utility companies, including SIGECO, and supplies power requirements to the United States Department of Energy’s (DOE) uranium enrichment plant near Portsmouth, Ohio.  The participating companies are entitled to receive from OVEC, and are obligated to pay for, any available power in excess of the DOE contract demand.  At the present time, the DOE contract demand is essentially zero.  Because of this decreased demand, the Company’s 1.5 percent interest in the OVEC makes available approximately 30 MW of capacity for use in other operations.  The Company purchased approximately 231 GWh from OVEC in 2007.

The Company has a capacity contract with Duke Energy Marketing America, LLC. (Duke) to purchase as much as 100 MW at any time from a power plant located in Vermillion County, Indiana.  The contract ends on December 31, 2009.  The Company purchased approximately 17 GWh under this contract in 2007.

Other Power Purchases

The Company also purchases power as needed principally from the MISO to supplement its generation and firm purchase supply in periods of peak demand.  Volumes purchased principally from the MISO in 2007 totaled 416 GWh.

Interconnections
The Company has interconnections with Louisville Gas and Electric Company, Duke Energy Shared Services, Inc., Indianapolis Power & Light Company, Hoosier Energy Rural Electric Cooperative, Inc., Big Rivers Electric Corporation, and the City of Jasper, Indiana, providing the historic ability to simultaneously interchange approximately 500 MW.  However, the ability of the Company to effectively utilize the electric transmission grid in order to achieve its desired import/export capability has been, and may continue to be, impacted as a result of the ongoing changes in the operation of the Midwestern transmission grid.  The Company, as a member of the Midwest Independent System Operator (MISO), has turned over operational control of the interchange facilities and its own transmission assets, like many other Midwestern electric utilities, to MISO.  See “Item 7 Management’s Discussion and Analysis of Results of Operations and Financial Condition” regarding the Company’s participation in MISO.

Competition

The utility industry has undergone dramatic structural change for several years, resulting in increasing competitive pressures faced by electric and gas utility companies.  Currently, several states have passed legislation allowing electricity customers to choose their electricity supplier in a competitive electricity market and several other states are considering such legislation.  At the present time, Indiana has not adopted such legislation.  Ohio regulation allows gas customers to choose their commodity supplier.  The Company implemented a choice program for its gas customers in Ohio in January 2003.  At December 31, 2007, over 77,000 customers in Vectren’s Ohio service territory purchase natural gas from a supplier other than the utility.  Margin earned for transporting natural gas to those customers, who have purchased natural gas from another supplier, are generally the same as those earned by selling gas under Ohio tariffs.  Indiana has not adopted any regulation requiring gas choice; however, the Company operates under approved tariffs permitting large volume customers to choose their commodity supplier.

On February 4, 2008, the Company along with the OCC and other interveners filed a settlement agreement with the PUCO regarding the first two stages of a three stage plan to exit the merchant function in the Company’s Ohio service territory.  As designed, the terms and conditions of the plan allow in stage one for a regulator-approved auction to select qualified wholesale suppliers that will supply gas commodity to the Company for resale to its customers at auction-determined standard pricing.  In stage two, the Company will no longer sell natural gas directly to customers; rather a regulator-approved auction will select state-certified Choice suppliers that will sell gas commodity to customers at auction-determined standard pricing and the Company will transport that gas supply to the customers.  In the third stage, which is not part of this application filing, it is contemplated that all of the Company’s Ohio customers will choose their commodity supplier from state-certified Choice suppliers in the competitive market.  The settlement agreement includes an Exit Transition Cost rider which, if approved, will allow the Company to recover costs associated with the transition to this market structure.  As the cost of gas is currently passed through to customers through a regulator approved recovery mechanism, the impact of exiting the merchant function should not have a material impact on Company earnings or financial condition.  If the settlement agreement is approved, the Company’s transition to this market structure will commence in mid to late 2008.

Regulatory and Environmental Matters

See “Item 7 Management’s Discussion and Analysis of Results of Operations and Financial Condition” regarding the Company’s regulatory environment and environmental matters.

Nonutility Group

The Company is involved in nonutility activities in three primary business areas: Energy Marketing and Services, Coal Mining, and Energy Infrastructure Services.

Energy Marketing and Services

The Energy Marketing and Services group relies heavily on a customer focused, value added strategy in three areas: gas marketing, energy management, and retail gas supply.

ProLiance
ProLiance Holdings, LLC (ProLiance), a nonutility energy marketing affiliate of Vectren and Citizens Gas and Coke Utility (Citizens Gas), provides services to a broad range of municipalities, utilities, industrial operations, schools, and healthcare institutions located throughout the Midwest and Southeast United States.  ProLiance’s customers include Vectren’s Indiana utilities and nonutility gas supply operations and Citizens Gas.  ProLiance’s primary businesses include gas marketing, gas portfolio optimization, and other portfolio and energy management services.  Consistent with its ownership percentage, Vectren is allocated 61 percent of ProLiance’s profits and losses; however, governance and voting rights remain at 50 percent for each member; and therefore, the Company accounts for its investment in ProLiance using the equity method of accounting.  The Company, including its retail gas supply operations, contracted for 75 percent of its natural gas purchases through ProLiance in 2007.

For the year ended December 31, 2007, ProLiance’s revenues, including sales to Vectren companies, exceeded $2.3 billion.

At December 31, 2007, the pre-tax earnings of ProLiance exceeded 20 percent of Vectren’s pre-tax earnings.  In accordance with Regulation S-X, paragraph 3-09, ProLiance’s audited financial statements as of and for its fiscal years ending September 30, 2007, 2006, and 2005, are included as Exhibit 99.1 to this Form 10-K.

Vectren Source
Vectren Retail, LLC (d/b/a Vectren Source) provides natural gas and other related products and services in the Midwest and Southeast United States to over 161,000 residential and commercial customers opting for choice among energy providers.  Vectren Source generated approximately $168.3 million in revenues in 2007, up from $162.5 million in 2006.  Gas sold approximated 13,543 MDth in 2007, 12,228 MDth in 2006 and 12,411 MDth in 2005.

Coal Mining

The Coal Mining group mines and sells coal to the Company’s utility operations and to third parties through its wholly owned subsidiary Vectren Fuels, Inc (Fuels).  The Company’s two coal mines produced 4.1 million tons in 2007, compared to 4.0 million tons in 2006 and 4.4 million tons in 2005.

In April 2006, Fuels announced plans to open two new underground mines near Vincennes, Indiana.  The first mine is expected to be operational by early 2009, with the second mine opening the following year.  Reserves at the two mines are estimated at 80 million tons of recoverable number-five coal at 11,200 BTU (British thermal units) and 6-pound sulfur dioxide.  Management estimates a $125 million investment to access the reserves.  Once in full production, the two new mines are expected to produce 5 million tons of coal per year.

Energy Infrastructure Services

Energy Infrastructure Services provides energy performance contracting operations through Energy Systems Group, LLC (ESG) and natural gas and water distribution, transmission, construction, repair and rehabilitation as well as the repair and rehabilitation of gas, water, and wastewater facilities through Miller Pipeline Corporation (Miller).  Miller’s customers include Vectren’s utilities.

Miller and Reliant Services, LLC
Effective July 1, 2006, the Company purchased the remaining 50 percent of Miller, making Miller a wholly owned subsidiary.  The results of Miller’s operations, formerly accounted for using the equity method, have been included in consolidated results since July 1, 2006.  Prior to this transaction, Miller was 100 percent owned by Reliant Services, LLC (Reliant).  Reliant provided facilities locating and meter reading services to the Company’s utilities, as well as other utilities.  Reliant exited the meter reading and facilities locating businesses in 2006.

Energy Systems Group
Performance-based energy contracting operations are performed through Energy Systems Group, LLC (ESG).  ESG assists schools, hospitals, governmental facilities, and other private institutions to reduce energy and maintenance costs by upgrading their facilities with energy-efficient equipment.  ESG is also involved in creating renewable energy projects, including projects to process landfill gas into usable natural gas.  ESG’s customer base is located throughout the Midwest and Southeast United States.  Prior to April 2003, ESG was a consolidated venture between the Company and Citizens Gas with the Company owning two-thirds.  In April 2003, the Company purchased the remaining interest in ESG.

Other Businesses

The Other Businesses group includes a variety of wholly owned operations and investments that have invested in broadband communication services, energy-related opportunities and services, real estate, and leveraged leases, among other investments.  Major investments at December 31, 2007, include Haddington Energy Partnerships, two partnerships both approximately 40 percent owned; and wholly owned subsidiaries, Southern Indiana Properties, Inc. and Energy Realty, Inc.

The Company had an approximate 2 percent equity interest and a convertible subordinated debt investment in Utilicom Networks, LLC (Utilicom).  The Company also had an approximate 19 percent equity interest in SIGECOM Holdings, Inc. (Holdings), which was formed by Utilicom to hold interests in SIGECOM, LLC (SIGECOM).  SIGECOM provided broadband services, such as cable television, high-speed internet, and advanced local and long distance phone services, to the greater Evansville, Indiana area.  The Company sold its investment in SIGECOM during 2006.  See “Item 7 Management’s Discussion and Analysis of Results of Operations and Financial Condition” regarding the Company’s Other Businesses for additional information related to transactions involving Utilicom.

Synthetic Fuel

The Company has an 8.3 percent ownership interest in Pace Carbon Synfuels, LP (Pace Carbon).  Pace Carbon produced and sold coal-based synthetic fuel using Covol technology, and according to US tax law, its members received a tax credit for every ton of coal-based synthetic fuel sold.  In addition, Vectren Fuels, Inc., a wholly owned subsidiary involved in coal mining, received processing fees from synfuel producers unrelated to Pace Carbon for a portion of its coal production.  Under current tax laws, these synfuel related credits and fees ended on December 31, 2007.  See “Item 7 Management’s Discussion and Analysis of Results of Operations and Financial Condition” regarding the Company’s Synfuel-Related activities for additional information related to Pace Carbon and Vectren Fuels.

Personnel

As of December 31, 2007, the Company and its consolidated subsidiaries had 3,579 employees, of which 2,123 are subject to collective bargaining arrangements.  Of that total, 1,491 employees are Miller employees.

In July 2007, the Company reached a three-year labor agreement with Local 702 of the International Brotherhood of Electrical Workers, ending June 2010.

During 2006, the Company, through its wholly owned subsidiary, Miller, entered into several distributing and operating agreements with a variety of construction unions including Laborers International Union of America, International Union of Operating Engineers, the Teamsters, and the United Association of Journeymen and Apprentices of the Plumbing and Pipe Fitting Industry.  The agreement with the International Union of Operating Engineers expires in May 2008.  The rest of these agreements expire at various dates in 2009 through 2011.  Miller negotiates these agreements through the Distribution and Contractors Association and the Pipeline Contractors Association.

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

Vectren is a holding company and its assets consist primarily of investments in its subsidiaries.

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

Vectren’s gas and electric utility sales are sensitive to variations in weather conditions.  The Company forecasts utility sales on the basis of normal weather, which represents a 30-year historical average.  Since Vectren does not have a weather-normalization mechanism for its electric operations or its Ohio natural gas operations, significant variations from normal weather could have a material impact on its earnings.  However, the impact of weather on the gas operations in the Company’s Indiana territories has been significantly mitigated through the implementation on October 15, 2005, of a normal temperature adjustment mechanism.

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

Vectren’s businesses are subject to regulation by federal, state and local regulatory authorities.  In particular, Vectren is subject to regulation by the FERC, the NERC (North American Electric Reliability Corporation), the IURC and the PUCO.  These authorities regulate many aspects of its transmission and distribution operations, including construction and maintenance of facilities, operations, and safety, and its gas marketing operations involving title passage, reliability standards, and future adequacy.  In addition, these regulatory agencies regulate the rates that Vectren’s utilities can charge customers, the rate of return that Vectren’s utilities are authorized to earn, and its ability to timely recover gas and fuel costs.  The Company’s ability to obtain rate increases to maintain its current authorized rate of return depends upon regulatory discretion, and there can be no assurance that Vectren will be able to obtain rate increases or rate supplements or earn its current authorized rate of return.  As gas costs remain above historical levels, any future disallowance might be material to the Company’s operations or financial condition.

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

Further, there are proposals to address global climate change that would regulate carbon dioxide (CO2) and other greenhouse gases and other proposals that would mandate an investment in renewable energy sources.  Any future legislative or regulatory actions taken to address global climate change or mandate renewable energy sources could adversely affect Vectren’s business and results of operations by, for example, requiring changes in, and increased costs related to, the Company’s fossil fuel generating plants and coal mining operations and increased costs to acquire renewable energy sources.

From time to time, Vectren is subject to material litigation and regulatory proceedings.

From time to time, the Company, as well as its equity investees such as ProLiance, may be subject to material litigation and regulatory proceedings including matters involving compliance with state and federal laws or other matters.  There can be no assurance that the outcome of these matters will not have a material adverse effect on Vectren’s business, prospects, results of operations or financial condition.

Vectren’s electric operations are subject to various risks.

The Company’s electric generating facilities are subject to operational risks that could result in unscheduled plant outages, unanticipated operation and maintenance expenses and increased power purchase costs.  Such operational risks can arise from circumstances such as facility shutdowns due to equipment failure or operator error; interruption of fuel supply or increased prices of fuel as contracts expire; disruptions in the delivery of electricity; inability to comply with regulatory or permit requirements; labor disputes; and natural disasters.

The impact of MISO participation is uncertain.

Since February 2002 and with the IURC’s approval, the Company has been a member of the MISO.  The MISO serves the electrical transmission needs of much of the Midwest and maintains operational control over Vectren’s electric transmission facilities as well as that of other Midwest utilities.

As a result of MISO’s operational control over much of the Midwestern electric transmission grid, including SIGECO’s transmission facilities, SIGECO’s continued ability to import power, when necessary, and export power to the wholesale market has been, and may continue to be, impacted.  Given the nature of MISO’s policies regarding use of transmission facilities, as well as ongoing FERC initiatives, and a pending Day 3 market, where MISO plans to provide bid-based regulation and contingency operating reserve markets, it is difficult to predict near term operational impacts.  MISO has indicated that the Day 3 ancillary services market would begin in June 2008.

The need to expend capital for improvements to the transmission system, both to Vectren’s facilities as well as to those facilities of adjacent utilities, over the next several years is expected to be significant.  As part of its recent rate case, SIGECO obtained approval to recover costs for certain transmission projects through its MISO tracker.

Wholesale power marketing activities may add volatility to earnings.

Vectren’s regulated electric utility engages in wholesale power marketing activities that primarily involve asset optimization strategies.  These optimization strategies primarily involve the offering of utility-owned or contracted generation into the MISO hourly and real time markets.  As part of these strategies, the Company may also execute energy contracts that are integrated with portfolio requirements around power supply and delivery.  Margin earned from these activities above or below $10.5 million is shared evenly with customers.  These earnings from wholesale marketing activities may vary based on fluctuating prices for electricity and the amount of electric generating capacity or purchased power available, beyond that needed to meet firm service requirements.

If Vectren does not accurately forecast future commodities prices or if its hedging procedures do not operate as planned in certain nonutility businesses, the Company’s net income could be reduced or the Company may experience losses.

The operations of ProLiance, as well as the Company’s nonutility gas retail supply and coal mining businesses, execute forward and option contracts that commit them to purchase and sell natural gas and coal in the future, including forward contracts to purchase commodities to fulfill forecasted sales transactions that may or may not occur.  If the value of these contracts changes in a direction or manner that is not anticipated, or if the forecasted sales transactions do not occur, Vectren may experience losses.

To lower the financial exposure related to commodity price fluctuations, these nonutility businesses may execute contracts that hedge the value of commodity price risk.  As part of this strategy, Vectren may utilize fixed-price forward physical purchase and sales contracts, and/or financial forwards, futures, swaps and option contracts traded in the over-the-counter markets or on exchanges.  However, although almost all natural gas and coal positions are hedged, either with these contracts or with Vectren’s owned coal inventory and known reserves, Vectren does not hedge its entire exposure or its positions to market price volatility.  To the extent Vectren’s forecasts of future commodities prices are inaccurate, its hedging procedures do not work as planned, its coal reserves cannot be accessed or it has unhedged positions, fluctuating commodity prices are likely to cause the Company’s net income to be volatile and may lower its net income.

The performance of Vectren’s nonutility businesses are also subject to certain risks.

Execution of gas marketing strategies by ProLiance and the Company’s nonutility gas retail supply operations as well as the execution of the Company’s coal mining and energy infrastructure services strategies, and the success of efforts to invest in and develop new opportunities in the nonutility business area is subject to a number of risks.  These risks include, but are not limited to, the effects of weather; failure of installed performance contracting products to operate as planned; failure to properly estimate the cost to construct  projects; storage field and mining property development; increased coal mining industry regulation; potential legislation that may limit CO2 and other greenhouse gases emissions; creditworthiness of customers and joint venture partners; factors associated with physical energy trading activities, including price, basis, credit, liquidity, volatility, capacity, and interest rate risks; changes in federal, state or local legal requirements, such as changes in tax laws or rates; and changing market conditions.

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

Vectren has significant synfuel tax credits subject to IRS audit

The Company has an 8.3 percent ownership interest in Pace Carbon Synfuels, LP (Pace Carbon). Pace Carbon produced and sold coal-based synthetic fuel using Covol technology and, according to US tax law, its members received a tax credit for every ton of coal-based synthetic fuel sold. Under current tax laws, synfuel related tax credits and fees ended on December 31, 2007. The Internal Revenue Service has issued private letter rulings which concluded that the synthetic fuel produced at the Pace Carbon facilities should qualify for tax credits. The IRS has completed tax audits of Pace Carbon for the years 1998 through 2001 without challenging tax credit calculations. Generally, the statute of limitations for the IRS to audit a tax return is three years from filing. Therefore tax credits utilized in 2004 – 2007 are still subject to IRS examination. However, avenues remain where the IRS could challenge tax credits of pre-2004 years.

As a partner of Pace Carbon, Vectren has reflected synfuel tax credits in its consolidated results from inception through December 31, 2007 of approximately $99 million, of which approximately $60 million have been generated since 2003. To date, Vectren has been in a position to utilize or carryforward substantially all of the credits generated.

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

Catastrophic events such as fires, earthquakes, explosions, floods, tornados, terrorist acts or other similar occurrences could adversely affect Vectren’s facilities, operations, financial condition and results of operations.

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

A downgrade (or negative outlook) in or withdrawal of Vectren’s credit ratings, or the credit ratings of bond insurers that insure certain long-term debt of SIGECO, could negatively affect its ability to access capital and its cost.

The following table shows the current ratings assigned to certain outstanding debt by Moody’s and Standard & Poor’s:

Current Rating
Standard
	Moody’s	& Poor’s
Utility Holdings and Indiana Gas senior unsecured debt	Baa1	A-
Utility Holdings commercial paper program	P-2	A-2
SIGECO’s senior secured debt	A-3	A

The current outlook of both Standard and Poor’s and Moody’s is stable and both categorize the ratings of the above securities as investment grade.  A security rating is not a recommendation to buy, sell, or hold securities.  The rating is subject to revision or withdrawal at any time, and each rating should be evaluated independently of any other rating.  Standard and Poor’s and Moody’s lowest level investment grade rating is BBB- and Baa3, respectively.

Vectren may be required to obtain additional permanent financing (1) to fund its capital expenditures, investments and debt security redemptions and maturities and (2) to further strengthen its capital structure and the capital structures of its subsidiaries.  If the rating agencies downgrade the Company’s credit ratings, particularly below investment grade, or initiate negative outlooks thereon, or withdraw Vectren’s ratings or, in each case, the ratings of its subsidiaries, it may significantly limit Vectren’s access to the debt capital markets and the commercial paper market, and the Company’s borrowing costs would increase.  In addition, Vectren would likely be required to pay a higher interest rate in future financings, and its potential pool of investors and funding sources would likely decrease.  Finally, there is no assurance that the Company will have access to the equity capital markets to obtain financing when necessary or desirable.

SIGECO has approximately $103 million of tax-exempt adjustable rate long-term debt where the interest rates on this debt are reset every seven days through an auction process. In February 2008, significant disruptions occurred in the overall auction rate debt markets. As a result, many auctions of tax-exempt debt, including some of those involving SIGECO's auction rate debt, failed as a result of insufficient order interest from potential investors. These failures are largely attributable to a lack of liquidity in the market place arising from downgrades in, and negative watches regarding, credit ratings of monoline insurers that guarantee the timely repayment of bond principal and interest if an issuer defaults, as well as from disruptions in the overall financial markets. Monoline insurer Ambac Assurance Corporation insures the Company's auction rate long-term debt. As a result of these failed auctions, interest rates associated with these instruments reset to the maximum rates permitted under the various debt indentures of 10 percent to 15 percent for the following week. On a weekly basis, interest expense using these maximum rates is approximately $200,000 higher than the average weekly interest expense based on rates experienced during 2007.

Subject to applicable notice provisions, SIGECO may, at its option, redeem this auction rate debt at par value plus the accrued and unpaid interest or elect to utilize other interest rate modes available to it as defined in the various debt indentures. SIGECO is in the process of providing notice to current holders of this debt that it will be converted from the auction rate mode into a daily interest rate mode during March 2008 and the debt will be subject to mandatory tender for purchase on the conversion date at 100 percent of the principal amount plus accrued interest. While the Company completes its conversion from the current auction rate mode to the daily interest rate mode, it may continue to experience increased interest costs.  Following conversion to the daily mode, SIGECO maintains its options to again convert the debt to other interest rate modes and remarket it to investors or redeem the debt and reissue new debt, including the possibility of replacing it with taxable debt from Utility Holdings.

Anti-takeover provisions in Vectren’s Articles of Incorporation and Bylaws as well as Vectren’s shareholders rights plan and certain provisions of the Indiana Business Corporation Law could delay or prevent a change in control that might be beneficial to the interests of the Company’s stockholders.

Provisions in Vectren’s Articles of Incorporation and Bylaws as well as Vectren’s shareholders rights plan and certain provisions of the Indiana Business Corporation Law (the IBCL) may make it more difficult and expensive for a third party to acquire control of the Company even if a change of control would be beneficial to the interests of its shareholders.  For example, Vectren’s Articles of Incorporation and Bylaws prohibit its shareholders from calling a special meeting, require advance notice for proposals by shareholders and nominations, and prevent the removal of Vectren’s directors by its shareholders other than for cause and with the affirmative vote of the holders of at least 80 percent of the voting power of all the shares entitled to vote in the election of directors.  In addition, the Vectren board has adopted a shareholder rights agreement designed to deter certain takeover tactics that may discourage potential takeover attempts.  The IBCL also limits certain business combination transactions between Vectren and any person who acquires 10 percent or more of the Company’s common shares (an "interested shareholder") without its board's approval or, in certain cases, the approval of holders of a majority of Vectren’s shares not owned by such interested shareholder.  The IBCL may also cause a shareholder acquiring shares of the Company’s common stock beyond specified thresholds to lose the right to vote those shares unless a majority of disinterested common shares approves the exercise of such voting rights.  The foregoing may adversely affect the market price of Vectren’s common stock by discouraging potential takeover attempts that the Company’s stockholders may favor.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES
Gas Utility Services

Indiana Gas owns and operates four active gas storage fields located in Indiana covering 58,130 acres of land with an estimated ready delivery from storage capability of 5.6 BCF of gas with maximum peak day delivery capabilities of 145,000 MCF per day.  Indiana Gas also owns and operates three liquefied petroleum (propane) air-gas manufacturing plants located in Indiana with the ability to store 1.5 million gallons of propane and manufacture for delivery 33,000 MCF of manufactured gas per day.  In addition to its company owned storage and propane capabilities, Indiana Gas has contracted for 17.9 BCF of storage with a maximum peak day delivery capability of 298,579 MMBTU per day.  Indiana Gas’ gas delivery system includes 12,699 miles of distribution and transmission mains, all of which are in Indiana except for pipeline facilities extending from points in northern Kentucky to points in southern Indiana so that gas may be transported to Indiana and sold or transported by Indiana Gas to ultimate customers in Indiana.

SIGECO owns and operates three underground gas storage fields located in Indiana covering 6,070 acres of land with an estimated ready delivery from storage capability of 6.3 BCF of gas with maximum peak day delivery capabilities of 108,500 MCF per day.  In addition to its company owned storage delivery capabilities, SIGECO has contracted for 0.5 BCF of storage with a maximum peak day delivery capability of 19,166 MMBTU per day.  SIGECO's gas delivery system includes 3,192 miles of distribution and transmission mains, all of which are located in Indiana.

The Ohio operations own and operate three liquefied petroleum (propane) air-gas manufacturing plants, all of which are located in Ohio.  The plants can store 0.5 million gallons of propane, and the plants can manufacture for delivery 52,187 MCF of manufactured gas per day.  In addition to its propane delivery capabilities, the Ohio operations have contracted for 11.8 BCF of storage with a maximum peak day delivery capability of 246,080 MMBTU per day.  The Ohio operations’ gas delivery system includes 5,468 miles of distribution and transmission mains, all of which are located in Ohio.

Electric Utility Services

SIGECO's installed generating capacity as of December 31, 2007, was rated at 1,295 MW.  SIGECO's coal-fired generating facilities are the Brown Station with two units of 490 MW of combined capacity, located in Posey County approximately eight miles east of Mt. Vernon, Indiana; the Culley Station with two units of 360 MW of combined capacity, and Warrick Unit 4 with 150 MW of capacity.  Both the Culley and Warrick Stations are located in Warrick County near Yankeetown, Indiana.  SIGECO's gas-fired turbine peaking units are:  two 80 MW gas turbines (Brown Unit 3 and Brown Unit 4) located at the Brown Station; two Broadway Avenue Gas Turbines located in Evansville, Indiana with a combined capacity of 115 MW (Broadway Avenue Unit 1, 50 MW and Broadway Avenue Unit 2, 65 MW); and two Northeast Gas Turbines located northeast of Evansville in Vanderburgh County, Indiana with a combined capacity of 20 MW.  The Brown Unit 3 and Broadway Avenue Unit 2 turbines are also equipped to burn oil.  Total capacity of SIGECO's six gas turbines is 295 MW, and they are generally used only for reserve, peaking, or emergency purposes due to the higher per unit cost of generation.

SIGECO's transmission system consists of 926 circuit miles of 138,000 and 69,000 volt lines.  The transmission system also includes 31 substations with an installed capacity of 5,457 megavolt amperes (Mva).  The electric distribution system includes 4,211 pole miles of lower voltage overhead lines and 340 trench miles of conduit containing 1,878 miles of underground distribution cable.  The distribution system also includes 98 distribution substations with an installed capacity of 3,002 Mva and 53,456 distribution transformers with an installed capacity of 2,497 Mva.

SIGECO owns utility property outside of Indiana approximating nine miles of 138,000 volt electric transmission line which is located in Kentucky and which interconnects with Louisville Gas and Electric Company's transmission system at Cloverport, Kentucky.

Nonutility Properties

Subsidiaries other than the utility operations have no significant properties other than the ownership and operation of coal mining property in Indiana.  The assets of the coal mining operations comprise approximately 5 percent of total assets.  The assets of Miller comprise approximately 3 percent of total assets.

Property Serving as Collateral

SIGECO's properties are subject to the lien of the First Mortgage Indenture dated as of April 1, 1932, between SIGECO and Bankers Trust Company, as Trustee, and Deutsche Bank, as successor Trustee, as supplemented by various supplemental indentures.

ITEM 3.  LEGAL PROCEEDINGS

The Company is party to various legal proceedings arising in the normal course of business.  In the opinion of management, there are no legal proceedings pending against the Company that are likely to have a material adverse effect on its financial position, results of operations, or cash flows.  See the notes to the consolidated financial statements regarding commitments and contingencies, environmental matters, rate and regulatory matters.  The consolidated financial statements are included in “Item 8 Financial Statements and Supplementary Data.”

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter to a vote of security holders.

PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Data, Dividends Paid, and Holders of Record

The Company’s common stock trades on the New York Stock Exchange under the symbol ‘‘VVC.’’  For each quarter in 2007 and 2006, the high and low sales prices for the Company’s common stock as reported on the New York Stock Exchange and dividends paid are presented below.

	Cash	Common Stock Price Range
	Dividend	High	Low
2007
First Quarter	$0.315	$28.80	$27.32
Second Quarter	0.315	30.06	26.42
Third Quarter	0.315	28.50	24.85
Fourth Quarter	0.325	30.50	26.51
2006
First Quarter	$0.305	$28.00	$25.60
Second Quarter	0.305	27.52	25.24
Third Quarter	0.305	28.42	26.00
Fourth Quarter	0.315	29.25	26.67

On January 30, 2008, the board of directors declared a dividend of $0.325 per share, payable on March 3, 2008, to common shareholders of record on February 15, 2008.

As of January 31, 2008, there were 10,234 shareholders of record of the Company’s common stock.

Quarterly Share Purchases

Periodically, the Company purchases shares from the open market to satisfy share requirements associated with the Company’s share-based compensation plans.  The following chart contains information regarding open market purchases made by the Company to satisfy those plans during the quarter ended December 31, 2007.

Period	Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Be Purchased Under These Plans

October 1-31	-	-	-	-
November 1-30	123,706	$28.84	-	-
December 1-31	-	-	-	-

Dividend Policy

Common stock dividends are payable at the discretion of the board of directors, out of legally available funds.  The Company’s policy is to distribute approximately 65 percent of earnings over time.  On an annual basis, this percentage has varied and could continue to vary due to short-term earnings volatility.  The Company has increased its dividend for 48 consecutive years.  While the Company is under no contractual obligation to do so, it intends to continue to pay dividends and increase its annual dividend consistent with historical practice.  Nevertheless, should the Company’s financial condition, operating results, capital requirements, or other relevant factors change, future payments of dividends, and the amounts of these dividends, will be reassessed.

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

Year Ended December 31,
(In millions, except per share data)	2007	2006	2005	2004	2003

Operating Data:
Operating revenues	$2,281.9	$2,041.6	$2,028.0	$1,689.8	$1,587.7
Operating income	$260.5	$220.5	$213.1	$199.5	$196.0
Net income	$143.1	$108.8	$136.8	$107.9	$111.2
Average common shares outstanding	75.9	75.7	75.6	75.6	70.6
Fully diluted common shares outstanding	76.6	76.2	76.1	75.9	70.8
Basic earnings per share on common stock	$1.89	$1.44	$1.81	$1.43	$1.58
Diluted earnings per share on common stock	$1.87	$1.43	$1.80	$1.42	$1.57
Dividends per share on common stock	$1.27	$1.23	$1.19	$1.15	$1.11

Balance Sheet Data:
Total assets	$4,296.4	$4,091.6	$3,868.1	$3,586.9	$3,353.4
Long-term debt, net	$1,245.4	$1,208.0	$1,198.0	$1,016.6	$1,072.8
Redeemable preferred stock	$-	$-	$-	$0.1	$0.2
Common shareholders' equity	$1,233.7	$1,174.2	$1,143.3	$1,094.8	$1,071.7

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

In this discussion and analysis, the Company analyzes contributions to consolidated earnings from its Utility Group and Nonutility Group separately since each operate independently requiring distinct competencies and business strategies, offers different energy and energy related products and services, and experiences different opportunities and risks.  Nonutility Group operations are discussed below as primary operations, other operations, and synfuel-related results.  Primary nonutility operations denote areas of management’s forward looking focus.  Tax laws authorizing tax credits for the production of certain synthetic fuels expired on December 31, 2007, and should not have a material impact on future results.

Per share earnings contributions of the Utility Group, Nonutility Group, and Corporate and Other are presented.  Such per share amounts are based on the earnings contribution of each group included in Vectren’s consolidated results divided by Vectren’s basic average shares outstanding during the period.  The earnings per share of the groups do not represent a direct legal interest in the assets and liabilities allocated to the groups, but rather represent a direct equity interest in Vectren Corporation's assets and liabilities as a whole.

The Utility Group generates revenue primarily from the delivery of natural gas and electric service to its customers.  The primary source of cash flow for the Utility Group results from the collection of customer bills and the payment for goods and services procured for the delivery of gas and electric services.  The activities of and revenues and cash flows generated by the Nonutility Group are closely linked to the utility industry, and the results of those operations are generally impacted by factors similar to those impacting the overall utility industry.  In addition, there are other operations, referred to herein as Corporate and Other, that include unallocated corporate expenses such as advertising and charitable contributions, among other activities.

The Company has in place a disclosure committee that consists of senior management as well as financial management.  The committee is actively involved in the preparation and review of the Company’s SEC filings.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto.

Executive Summary of Consolidated Results of Operations

	Year Ended December 31,
(In millions, except per share data)	2007	2006	2005

Net income	$143.1	$108.8	$136.8
Attributed to:
Utility Group	$106.5	$91.4	$95.1
Nonutility Group	37.0	18.1	48.2
Corporate & Other	(0.4)	(0.7)	(6.5)

Basic earnings per share	$1.89	$1.44	$1.81
Attributed to:
Utility Group	$1.40	$1.21	$1.26
Nonutility Group	0.49	0.24	0.64
Corporate & Other	-	(0.01)	(0.09)

Results

For the year ended December 31, 2007, reported earnings were $143.1 million, or $1.89 per share, compared to $108.8 million, or $1.44 per share in 2006, and $136.8 million, or $1.81 per share, in 2005.  The increase in 2007 earnings compared to 2006 is primarily attributable to higher gas and electric utility margins and increased earnings from the sale of wholesale power.  Results also reflect increased earnings from the Company’s nonutility operations, primarily Energy Infrastructure Services, and increased synfuel-related results.  The decline in 2006 results compared to 2005 is primarily attributable to a decline in synfuel-related results, a charge related to the settlement of a lawsuit involving ProLiance Holdings, LLC (ProLiance), and lower wholesale power marketing margins.

Utility Group
In 2007, the Utility Group’s earnings were $106.5 million compared to $91.4 million in 2006.  The increase resulted from base rate increases in the Vectren South service territory, the combined impact of residential and commercial usage and lost margin recovery, favorable weather, and increased wholesale power marketing margins.  The increase was offset somewhat by increased operating costs including depreciation expense and a lower effective tax rate in 2006.

In 2006 compared to 2005, the decline in Utility Group earnings is primarily the result of lower wholesale power marketing margins as well as declines in customer usage, higher depreciation and interest costs.  The decline was mitigated somewhat by the implementation of regulatory initiatives noted above, the impact of a lower effective tax rate, and a gain realized on the sale of a storage asset.

In the Company’s electric and Ohio natural gas service territories which are not protected by weather normalization mechanisms, management estimates the 2007 margin impact of weather experienced to be $5.5 million favorable compared to 30-year normal temperatures, or $0.04 on a per share basis.  In 2006 and 2005 weather across all utilities was unfavorable compared to 30-year normal temperatures.  Management estimates the effect of weather compared to normal was unfavorable $0.06 per share in 2006 and unfavorable $0.04 per share in 2005.  The 2007 and 2006 weather effect is net of normal temperature adjustment (NTA) mechanism impacts.  The NTA was implemented in the Company’s Indiana natural gas service territories in the fourth quarter of 2005.

Nonutility Group
The Nonutility Group’s 2007 earnings were $37.0 million compared to $18.1 million in 2006 and $48.2 million in 2006.  The Company’s primary nonutility operations contributed earnings of $33.7 million in 2007 compared to $24.5 million in 2006 and $35.3 million in 2005.  Primary nonutility operations are Energy Marketing and Services companies, Coal Mining operations, and Energy Infrastructure Services companies.

Primary nonutility group results increased $9.2 million, or $0.12 per share.  The increase was primarily attributable to higher Miller Pipeline (Miller) earnings and the unfavorable impact of the ProLiance litigation settlement recorded in the fourth quarter of 2006.  The increased contribution from Miller of $3.8 million is due largely to more large gas construction projects, pricing increases, and Vectren’s 100 percent ownership of Miller in 2007.  Earnings from Energy Systems Group and retail gas marketing operations were also favorable year over year.  Operating earnings from ProLiance were down year over year by $2.0 million as the favorable impact of their increased storage capacity was more than offset by lower volatility in the wholesale natural gas markets.  Coal Mining earnings were $2.0 million in 2007 compared to $5.0 million in 2006 primarily due to compliance with new Mine Safety and Health Administration (MSHA) seal and safety guidelines and the associated lost production and higher sulfur content from coal mined under the revised mining plan.

Primary nonutility business earnings decreased $10.8 million in 2006 compared to 2005.  Earnings from ProLiance decreased $12.8 million year over year due largely to the $6.6 million legal settlement.  In addition, ProLiance achieved record earnings in 2005 due to larger spreads between financial and physical markets, which resulted from market disruptions caused by Gulf Coast hurricanes.  Energy Infrastructure Services companies, which include Energy Systems Group and Miller Pipeline contributed additional earnings of $3.4 million and $1.3 million respectively and offset lower earnings from Vectren Source and Coal Mining operations.

Results from other nonutility businesses, which were earnings of $0.3 million in 2007, losses of $1.1 million in 2006, and income of $1.2 million in 2005, were primarily impacted by the Company’s broadband investments and its investment in Haddington Energy Partners.  In 2006, the Company sold its investment in SIGECOM, LLC at a loss of approximately $1.3 million after tax.  In 2005, Haddington’s results include a $3.9 million after tax gain on the sale of an investment.

In 2007, the last year of synfuel operations, synfuel-related results generated earnings of $6.8 million.  Of those earnings, which do not continue in 2008 and beyond, $3.8 million ($5.8 million on a pre tax basis) was contributed to the Vectren Foundation.  Net of that contribution, synfuel-related results were $3.0 million, or $0.04 per share, in 2007, compared to a loss of $5.3 million, or $0.07 per share, in 2006 and earnings of $11.7 million or $0.15 per share in 2005.  In 2006, synfuel-related activity includes a $5.7 million after tax impairment charge related to the Company’s investment in Pace Carbon Synfuels LP.  The Foundation contribution is included in Other operating expenses in the Consolidated Statements of Income.

Other Operations
Corporate and Other reported a loss of $0.09 per share in 2005 due principally to a $6.5 million, or $4.2 million after tax, contribution to the Vectren Foundation, which is also recorded in Other operating expenses.

Dividends

Dividends declared for the year ended December 31, 2007 were $1.27 per share compared to $1.23 in 2006 and $1.19 per share in 2005.  In October 2007, the Company’s board of directors increased its quarterly dividend to $0.325 per share from $0.315 per share.  The increase marks the 48th consecutive year Vectren and predecessor companies’ have increased annual dividends paid.

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

Results of Operations of the Utility Group

The Utility Group is comprised of Utility Holdings’ operations.  The operations of the Utility Group consist of the Company’s regulated operations and other operations that provide information technology and other support services to those regulated operations.  The Company segregates its regulated operations into a Gas Utility Services operating segment and an Electric Utility Services operating segment.  The Gas Utility Services segment includes the operations of Indiana Gas, the Ohio operations, and SIGECO’s natural gas distribution business and provides natural gas distribution and transportation services to nearly two-thirds of Indiana and to west central Ohio.  The Electric Utility Services segment includes the operations of SIGECO’s electric transmission and distribution services, which provides electric distribution services primarily to southwestern Indiana, and the Company’s power generating and asset optimization operations.  In total, these regulated operations supply natural gas and/or electricity to over one million customers.  Utility operating results before certain intersegment eliminations and reclassifications for the years ended December 31, 2007, 2006, and 2005, follow:

	Year Ended December 31,
(In millions, except per share data)	2007	2006	2005
OPERATING REVENUES
Gas utility	$1,269.4	$1,232.5	$1,359.7
Electric utility	487.9	422.2	$421.4
Other	1.7	1.8	$0.7
Total operating revenues	1,759.0	1,656.5	1,781.8
OPERATING EXPENSES
Cost of gas sold	847.2	841.5	973.3
Cost of fuel & purchased power	174.8	151.5	144.1
Other operating	266.1	239.0	241.3
Depreciation & amortization	158.4	151.3	141.3
Taxes other than income taxes	68.1	64.2	65.2
Total operating expenses	1,514.6	1,447.5	1,565.2
OPERATING INCOME	244.4	209.0	216.6

Other income - net	9.4	7.6	5.9

Interest expense	80.6	77.5	69.9

INCOME BEFORE INCOME TAXES	173.2	139.1	152.6

Income taxes	66.7	47.7	57.5

NET INCOME	$106.5	$91.4	$95.1
CONTRIBUTION TO VECTREN BASIC EPS	$1.40	$1.21	$1.26

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

Sales of natural gas and electricity to residential and commercial customers are seasonal and are impacted by weather.  Trends in average use among natural gas residential and commercial customers have tended to decline in recent years as more efficient appliances and furnaces are installed and the price of natural gas has increased.  Normal temperature adjustment (NTA) and lost margin recovery mechanisms largely mitigate the effect on Gas Utility margin that would otherwise be caused by variations in volumes sold due to weather and changing consumption patterns.  Indiana Gas’ territory has both an NTA since 2005 and lost margin recovery since December 2006.  SIGECO’s natural gas territory has an NTA since 2005, and lost margin recovery began when new base rates went into effect August 1, 2007.  The Ohio service territory has lost margin recovery since October 2006, but does not have an NTA mechanism.  SIGECO’s electric service territory does not have an NTA mechanism but has recovery of past demand side management costs.

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

Gas Utility margin (Gas Utility revenues less Cost of gas sold)
Gas Utility margin and throughput by customer type follows:

	Year Ended December 31,
(In millions)	2007	2006	2005
Gas utility revenues	$1,269.4	$1,232.5	$1,359.7
Cost of gas sold	847.2	841.5	973.3
Total gas utility margin	$422.2	$391.0	$386.4
Margin attributed to:
Residential & commercial customers	$357.1	$330.2	$333.2
Industrial customers	48.3	48.0	48.3
Other customers	16.8	12.8	4.9
Sold & transported volumes in MMDth attributed to:
Residential & commercial customers	108.4	97.7	112.9
Industrial customers	86.2	84.9	87.2
Total sold & transported volumes	194.6	182.6	200.1

Gas Utility margins were $422.2 million for the year ended December 31, 2007, an increase of $31.2 million compared to 2006.  Residential and commercial customer usage, including lost margin recovery, increased margin $13.3 million year over year.  For all of 2007, Ohio weather was 6 percent warmer than normal, but approximately 6 percent colder than the prior year and resulted in an estimated increase in margin of approximately $2.0 million compared to 2006.  Margin increases associated with the Vectren South base rate increase, effective August 1, 2007, were $3.3 million.  Recovery of gas storage carrying costs in Ohio was $2.3 million.  Lastly, operating costs, including revenue and usage taxes recovered dollar-for-dollar in margin, increased gas margin $10.3 million year over year.  During 2007, the company resolved all remaining issues related to a 2005 disallowance by the PUCO of gas costs incurred by the Ohio utility operations, resulting in an additional charge of $1.1 million.  The average cost per dekatherm of gas purchased for the year ended December 31, 2007, was $8.14 compared to $8.64 in 2006 and $9.05 in 2005.

Gas Utility margins were $391.0 million for the year ended December 31, 2006, an increase of $4.6 million compared to 2005.  A full year of base rate increases implemented in the Company’s Ohio service territory which increased margin $4.2 million, a $4.1 million disallowance of Ohio gas costs in 2005, the effects of the NTA implemented in 2005 in the Company’s Indiana service territories, and the lost margin recovery authorizations implemented in the fourth quarter of 2006, more than offset the effects of warm weather, lower usage, and decreased tracked expenses recovered dollar for dollar in margin.

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

Electric Utility Margin (Electric Utility revenues less Cost of fuel and purchased power)
Electric Utility margin and volumes sold by customer type follows:

	Year Ended December 31,
(In millions)	2007	2006	2005
Electric utility revenues	$487.9	$422.2	$421.4
Cost of fuel & purchased power	174.8	151.5	144.1
Total electric utility margin	$313.1	$270.7	$277.3
Margin attributed to:
Residential & commercial customers	$194.7	$162.9	$170.8
Industrial customers	75.0	70.2	66.9
Municipal & other customers	21.8	24.0	19.8
Subtotal: Retail & firm wholesale	$291.5	$257.1	$257.5
Asset optimization	$21.6	$13.6	$19.8
Electric volumes sold in GWh attributed to:
Residential & commercial customers	3,042.9	2,789.7	2,933.2
Industrial customers	2,538.5	2,570.4	2,575.9
Municipal & other customers	635.1	644.4	689.9
Total retail & firm wholesale volumes sold	6,216.5	6,004.5	6,199.0

Retail & Firm Wholesale Margin
Electric retail and firm wholesale utility margins was $291.5 million for the year ended December 31, 2007.  This represents an increase over the prior year of $34.4 million, respectively.  Management estimates the year over year increases in usage by residential and commercial customers due to weather to be $11.8 million.  The base rate increase that went into effect on August 15, 2007, produced incremental margin of $17.9 million.  During 2007, cooling degree days were 33 percent above normal compared to 5 percent below normal in 2005.  Recovery of pollution control investments and expenses increased margin $5.5 million year over year.

Electric retail and firm wholesale utility margin was $257.1 million for the year ended December 31, 2006 and was generally flat compared to 2005.  The recovery of pollution control related investments and associated operating expenses and related depreciation increased margins $2.6 million year over year.  Higher demand charges and other items increased industrial customer margin approximately $3.2 million year over year.  These increases were offset by decreased residential and commercial usage.  The decreased usage was due primarily to mild weather during the peak cooling season.  For 2006 compared to 2005, the estimated decrease in margin due to unfavorable weather was $4.6 million ($4.0 million for below normal cooling weather and $0.6 million for below normal heating weather).  In 2005, cooling degree days were 9 percent above normal.

Margin from Asset Optimization Activities
Periodically, generation capacity is in excess of that needed to serve native load and firm wholesale customers.  The Company markets and sells this unutilized generating and transmission capacity to optimize the return on its owned assets.  A majority of the margin generated from these activities is associated with wholesale off-system sales, and substantially all off-system sales occur into the MISO Day Ahead market.

Asset optimization activity is comprised of the following:

	Year Ended December 31,
(In millions)	2007	2006	2005
Off-system sales	$16.9	$14.2	$15.3
Transmission system sales	4.7	3.5	4.5
Other	-	(4.1)	-
Total asset optimization	$21.6	$13.6	$19.8

For the year ended December 31, 2007, net asset optimization margins were $21.6 million, which represents an increase of $8.0 million, compared to 2006.  The increase is primarily due to losses on financial contracts experienced in 2006 and higher fourth quarter wholesale prices.  Margins in 2006 decreased $6.2 million when compared to 2005 primarily due to the financial contract losses experienced in 2006 and lower volumes sold off system.  In 2006, the availability of excess capacity was reduced by scheduled outages associated with the installation of environmental compliance equipment.  Off-system sales totaled 948.9 GWh in 2007, compared to 889.4 GWh in 2006 and 1,208.1 GWh in 2005.

Utility Group Operating Expenses

Other Operating
For the year ended December 31, 2007, Other operating expenses were $266.1 million, which represents an increase of $27.1 million, compared to 2006.  Operating costs recovered dollar for dollar in margin, including costs funding new Indiana energy efficiency programs, increased $9.5 million year over year.  Increases in operating costs associated with lost margin recovery and conservation initiatives that are not directly recovered in margin were $1.3 million year over year.  Costs directly attributable to the Vectren South rate cases, including amortization of prior deferred costs, totaled $3.6 million in 2007.  Expenses in 2006 are offset by the gain on the sale of a storage asset of approximately $4.4 million.  The remaining increases are primarily due to increased wage and benefit costs.

The 2006 $4.4 million gain on sale of a storage asset, partially offset by higher electric generation chemical costs and bad debt expense in the Company’s Indiana service territories were the primary factors decreasing operating expense in 2006 compared to 2005.

Depreciation & Amortization
Depreciation expense increased $7.1 million in 2007 compared to 2006 and $10.0 million in 2006 compared to 2005.  The increases were primarily due to increased utility plant in service.  Expense in 2007 also includes $1.8 million of amortization associated with prior electric demand side management costs pursuant to the August 15, 2007, electric base rate order.

Taxes Other Than Income Taxes
Taxes other than income taxes increased $3.9 million in 2007 compared to 2006 and decreased $1.0 million in 2006 compared 2005.  The fluctuations are primarily attributable to variations in utility receipts, excise, and usage taxes.  These variations resulted primarily from volatility in revenues and gas volumes sold.  In 2007 and 2006, property taxes also increased due to increased plant in service.

Other Income-Net

Other-net reflects income of $9.4 million in 2007 compared to $7.6 million in 2006 and $5.9 million in 2005.  The increases relate primarily to the capitalization of funds used during construction due to increased capital spending and higher interest income.

Utility Group Interest Expense

In 2007, interest expense increased $3.1 million compared to 2006 and increased $7.6 million in 2006 compared to 2005.  The increases are primarily driven by rising interest rates during the period and are also impacted by higher levels of short-term borrowings.

The 2007 increase was mitigated somewhat by the full impact of financing transactions completed in October 2006 in which approximately $93 million in debt related proceeds were raised and used to retire debt with a higher interest rate.  Interest costs in 2006 reflect permanent financing transactions completed in the fourth quarter of 2005 in which $150 million in debt-related proceeds were received and used to retire short-term borrowings and other long-term debt.

Utility Group Income Taxes

Federal and state income taxes increased $19.0 million in 2007 compared to 2006 and decreased $9.8 million in 2006 compared to 2005.  The changes are impacted primarily by fluctuations in pre-tax income and a lower effective tax rate in 2006.

The lower effective tax rate in 2006 primarily relates to a $3.1 million favorable impact for an Indiana tax law change that resulted in the recalculation of certain state deferred income tax liabilities.  Income taxes in 2006 also include other adjustments, including adjustments to reflect income taxes reported on 2005 state and federal income tax returns.  Income taxes recorded in 2005 reflect favorable adjustments to accruals resulting from the conclusion of state tax audits and other adjustments.

Environmental Matters

The Company is subject to federal, state, and local regulations with respect to environmental matters, principally air, solid waste, and water quality.  Pursuant to environmental regulations, the Company is required to obtain operating permits for the electric generating plants that it owns or operates and construction permits for any new plants it might propose to build.  Regulations concerning air quality establish standards with respect to both ambient air quality and emissions from electric generating facilities, including particulate matter, sulfur dioxide (SO2), nitrogen oxide (NOx), and mercury.  Regulations concerning water quality establish standards relating to intake and discharge of water from electric generating facilities, including water used for cooling purposes in electric generating facilities.  Because of the scope and complexity of these regulations, the Company is unable to predict the ultimate effect of such regulations on its future operations.

Clean Air/Climate Change

In March of 2005 USEPA finalized two new air emission reduction regulations.  The Clean Air Interstate Rule (CAIR) is an allowance cap and trade program requiring further reductions in Nitrogen Oxides (NOx) and Sulfur Dioxide (SO2) emissions from coal-burning power plants.  The Clean Air Mercury Rule (CAMR) is an allowance cap and trade program requiring further reductions in mercury emissions from coal-burning power plants.  Both sets of regulations require emission reductions in two phases.  The first phase deadline for both rules is 2010 (2009 for NOx under CAIR), and the second phase deadline for compliance with the emission reductions required under CAIR is 2015, while the second phase deadline for compliance with the emission reduction requirements of CAMR is 2018.  However, on February 8, 2008, the US Court of Appeals for the District of Columbia vacated the federal CAMR regulations.  At this time it is uncertain how this decision will affect Indiana’s recently finalized CAMR implementation program.

To comply with Indiana’s implementation plan of the Clean Air Act of 1990 and to further comply with CAIR and CAMR of 2005, SIGECO has received authority from the IURC to invest in clean coal technology.  Using this authorization, SIGECO invested approximately $258 million in Selective Catalytic Reduction (SCR) systems at its coal fired generating stations.  SCR technology is the most effective method of reducing NOx emissions where high removal efficiencies are required.  To further reduce particulate matter emissions, the Company invested approximately $49 million in a fabric filter at its largest generating unit (287 MW).  These investments were included in rate base for purposes of determining new base rates that went into effect on August 15, 2007, (See Rate and Regulatory Matter Section).  Prior to being included in base rates, return on investments made and recovery of related operating expenses were recovered through a rider mechanism.

Further, the IURC granted SIGECO authority to invest in an SO2 scrubber at its generating facility that is jointly owned with ALCOA (the Company’s portion is 150 MW).  The order, as updated with an increased spending level, allows SIGECO to recover an approximate 8 percent return on up to $92 million, excluding

AFUDC,  in capital investments through a rider mechanism which is updated every six months for actual costs incurred.  The Company may file periodic updates with the IURC requesting modification to the spending authority.  As of December 31, 2007, the Company has invested approximately $53 million in this project.  The Company expects the SO2 scrubber will be operational in 2009.  At that time, operating expenses including depreciation expense associated with the scrubber will also be recovered through a rider mechanism.

Once the SO2 scrubber is operational, SIGECO’s coal fired generating fleet will be 100 percent scrubbed for SO2 and 90 percent controlled for NOx.  The use of SCR technology positions the Company to be in compliance with the CAIR deadlines specifying reductions in NOx emissions by 2009 and further reductions by 2015.  Not only does SIGECO's investments in scrubber, SCR and fabric filter technology position it to comply with reductions described in the original 2005 mercury emission regulations and Indiana’s current CAMR implementation plans, it will also likely comply with more stringent mercury reductions that might follow from revised regulations.

If legislation requiring reductions in carbon dioxide and other greenhouse gases or mandating energy from renewable sources is adopted, such regulation could substantially affect both the costs and operating characteristics of the Company’s fossil fuel generating plants and nonutility coal mining operations.  At this time and in the absence of final legislation, compliance costs and other effects associated with reductions in greenhouse gas emissions or obtaining renewable energy sources remain uncertain.

SIGECO is studying renewable energy alternatives, and on April 9, 2007, filed a green power rider in order to allow customers to purchase green power and to obtain approval of a contract to purchase 30 MW of power generated by wind energy.  The wind contract has been approved.  Future filings with the IURC with regard to new generation and/or further environmental compliance plans will include evaluation of potential carbon requirements.

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

Indiana Gas identified the existence, location, and certain general characteristics of 26 gas manufacturing and storage sites for which it may have some remedial responsibility.  Indiana Gas completed a remedial investigation/feasibility study (RI/FS) at one of the sites under an agreed order between Indiana Gas and the IDEM, and a Record of Decision was issued by the IDEM in January 2000.  Indiana Gas submitted the remainder of the sites to the IDEM's Voluntary Remediation Program  (VRP) and is currently conducting some level of remedial activities, including groundwater monitoring at certain sites, where deemed appropriate, and will continue remedial activities at the sites as appropriate and necessary.

Indiana Gas accrued the estimated costs for further investigation, remediation, groundwater monitoring, and related costs for the sites.  While the total costs that may be incurred in connection with addressing these sites cannot be determined at this time, Indiana Gas has recorded costs that it reasonably expects to incur totaling approximately $21 million.

The estimated accrued costs are limited to Indiana Gas’ share of the remediation efforts.  Indiana Gas has arrangements in place for 19 of the 26 sites with other potentially responsible parties (PRP), which serve to limit Indiana Gas’ share of response costs at these 19 sites to between 20 percent and 50 percent.  With respect to insurance coverage, Indiana Gas has received and recorded settlements from all known insurance carriers under insurance policies in effect when these plants were in operation in an aggregate amount approximating $20 million.

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

SIGECO has filed a declaratory judgment action against its insurance carriers seeking a judgment finding its carriers liable under the policies for coverage of further investigation and any necessary remediation costs that SIGECO may accrue under the VRP program and/or related to the site subject to the May 2007 lawsuit.  While the total costs that may be incurred in connection with addressing these sites cannot be determined at this time, SIGECO has recorded costs that it reasonably expects to incur totaling approximately $8 million.  With respect to insurance coverage, SIGECO has received and recorded settlements from insurance carriers under insurance policies in effect when these sites were in operation in an aggregate amount approximating the costs it expects to incur.

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

Jacobsville Superfund Site

On July 22, 2004, the USEPA listed the Jacobsville Neighborhood Soil Contamination site in Evansville, Indiana, on the National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA).  The USEPA has identified four sources of historic lead contamination.  These four sources shut down manufacturing operations years ago.  When drawing up the boundaries for the listing, the USEPA included a 250 acre block of properties surrounding the Jacobsville neighborhood, including Vectren's Wagner Operations Center.  Vectren's property has not been named as a source of the lead contamination, nor does the USEPA's soil testing to date indicate that the Vectren property contains lead contaminated soils.  Vectren's own soil testing, completed during the construction of the Operations Center, did not indicate that the Vectren property contains lead contaminated soils.  At this time, Vectren anticipates only additional soil testing could be requested by the USEPA at some future date.

Rate and Regulatory Matters

Gas and electric operations with regard to retail rates and charges, terms of service, accounting matters, issuance of securities, and certain other operational matters specific to its Indiana customers are regulated by the IURC.  The retail gas operations of the Ohio operations are subject to regulation by the PUCO.

Gas rates in Indiana contain a gas cost adjustment (GCA) clause, and rates in Ohio contain a gas cost recovery (GCR) clause.  GCA and GCR clauses allow the Company to charge for changes in the cost of purchased gas.  Electric rates contain a fuel adjustment clause (FAC) that allows for adjustment in charges for electric energy to reflect changes in the cost of fuel.  The net energy cost of purchased power, subject to an agreed upon benchmark, is also recovered through regulatory proceedings.  The current benchmark expires in March 2008.  A settlement agreement between the Company and the OUCC to modify and extend the benchmark is awaiting IURC action.  An order is expected during the first quarter of 2008.

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

The IURC has also applied the statute authorizing GCA and FAC procedures to reduce rates when necessary to limit net operating income to a level authorized in its last general rate order through the application of an earnings test.  The Company has not surpassed the limits of the earnings test in the recent past.

Vectren North (Indiana Gas Company, Inc.) Gas Base Rate Order Received

On February 13, 2008, the Company received an order from the IURC which approved its Vectren North gas rate case.  The order provided for a base rate increase of $16.3 million and an ROE of 10.2 percent, with an overall rate of return of 7.8 percent on rate base of approximately $793 million.  The settlement also provides for the recovery of $10.6 million of costs through separate cost recovery mechanisms rather than base rates.

Further, additional expenditures for a multi-year bare steel and cast iron capital replacement program will be afforded certain accounting treatment that mitigates earnings attrition from the investment between rate cases.  The accounting treatment allows for the continuation of the accrual for allowance for funds used during construction (AFUDC) and the deferral of depreciation expense after the projects go in service but before they are included in base rates.  To qualify for this treatment, the annual expenditures are limited to $20 million and the treatment cannot extend beyond four years on each project.

With this order, the Company has in place for its North gas territory weather normalization, a conservation and lost margin recovery tariff, tracking of gas cost expense related to bad debts and unaccounted for gas through the existing gas cost adjustment mechanism, and tracking of pipeline integrity expense.

Vectren South (SIGECO) Electric Base Rate Order Received

On August 15, 2007, the Company received an order from the IURC which approved its Vectren South electric rate case.  The settlement agreement provides for an approximate $60.8 million electric rate increase to cover the Company’s cost of system growth, maintenance, safety and reliability.  The settlement provides for, among other things: recovery of ongoing costs and deferred costs associated with the MISO; operations and maintenance (O&M) expense increases related to managing the aging workforce, including the development of expanded apprenticeship programs and the creation of defined training programs to ensure proper knowledge transfer, safety and system stability; increased O&M expense necessary to maintain and improve system reliability; benefit to customers from the sale of wholesale power by Vectren’s sharing equally with customers any profit earned above or below $10.5 million of wholesale power margin; recovery of and return on the investment in past demand side management programs to help encourage conservation during peak load periods; timely recovery of the Company’s investment in certain new electric transmission projects that benefit the MISO infrastructure; an overall rate of return of 7.32 percent on rate base of approximately $1,044 million and an allowed return on equity (ROE) of 10.4 percent.  The increase in Electric Utility margin as a result of this order totaled $17.9 million in 2007.

Vectren South (SIGECO) Gas Base Rate Order Received

On August 1, 2007, the Company received an order from the IURC which approved its Vectren South gas rate case.  The order provided for a base rate increase of $5.1 million and an ROE of 10.15 percent, with an overall rate of return of 7.20 percent on rate base of approximately $122 million.  The settlement also provides for the recovery of $2.6 million of costs through separate cost recovery mechanisms rather than base rates.

Further, additional expenditures for a multi-year bare steel and cast iron capital replacement program will be afforded certain accounting treatment that mitigates earnings attrition from the investment between rate cases.  The accounting treatment allows for the continuation of the accrual for allowance for funds used during construction (AFUDC) and the deferral of depreciation expense after the projects go in service but before they are included in base rates.  To qualify for this treatment, the annual expenditures are limited to $3 million and the treatment cannot extend beyond three years on each project.

With this order, the company now has in place for its South gas territory weather normalization, a conservation and lost margin recovery tariff, tracking of gas cost expense related to bad debts and unaccounted for gas through the existing gas cost adjustment mechanism, and tracking of pipeline integrity expense.  The increase in Gas Utility margin as a result of this order totaled $3.3 million in 2007.

Vectren Energy Delivery of Ohio, Inc. (VEDO) Gas Base Rate Case Filing

In November 2007, the Company filed with the PUCO a request for an increase in its base rates and charges for VEDO’s distribution business in its 17-county service area in west central Ohio.  The filing indicates that an increase in base rates of approximately $27 million is necessary to cover the ongoing cost of operating, maintaining and expanding the approximately 5,200-mile distribution system used to serve 318,000 customers.

In addition, the Company is seeking to increase the level of the monthly service charge as well as extending the lost margin recovery mechanism currently in place to be able to encourage customer conservation and is also seeking approval of expanded conservation-oriented programs, such as rebate offerings on high-efficiency natural gas appliances for existing and new home construction, to help customers lower their natural gas bills.  The Company is also seeking approval of a multi-year bare steel and cast iron capital replacement program.

The Company anticipates an order from the PUCO in late 2008.

Ohio and Indiana Lost Margin Recovery/Conservation Filings

In 2005, the Company filed conservation programs and conservation adjustment trackers in Indiana and Ohio designed to help customers conserve energy and reduce their annual gas bills.  The proposed programs would allow the Company to recover costs of promoting the conservation of natural gas through conservation trackers that work in tandem with a lost margin recovery mechanism.  These mechanisms are designed to allow the Company to recover the distribution portion of its rates from residential and commercial customers based on the level of customer revenues established in each utility’s last general rate case.

Indiana

In December 2006, the IURC approved a settlement agreement that provides for a five-year energy efficiency program.  It allows the Company’s Indiana utilities to recover a majority of the costs of promoting the conservation of natural gas through conservation trackers that work in tandem with a lost margin recovery mechanism.  The order was implemented in the North service territory in December 2006, and provides for recovery of 85 percent of the difference between weather normalized revenues actually collected by the Company and the revenues approved in the Company’s most recent rate case.  Energy efficiency programs began in the North gas territory in December 2006.  A similar approach regarding lost margin recovery commenced in the South gas territory on August 1, 2007, as the new base rates went into effect, allowing for recovery of 100 percent of the difference between weather normalized revenues collected and the revenues approved in that rate case.  The recent Vectren North base rate order also allows for full recovery of the difference between weather normalized revenues collected by the Company and the revenues provided for in that settlement, superseding the original December 2006 order.  While most expenses associated with these programs are recoverable, in the first program year the Company incurred $0.9 million in program costs without recovery, of which $0.8 million was expensed in 2007 and, in addition contributed $0.2 million in assets that are being depreciated over the term of the program without recovery.

Ohio

In June 2007, the Public Utilities Commission of Ohio (PUCO) approved a settlement that provides for the implementation of a lost margin recovery mechanism and a related conservation program for the Company’s Ohio operations.  This order confirms the guidance the PUCO previously provided in a September 2006 decision.  The conservation program, as outlined in the September 2006 PUCO order and as affirmed in this order, provides for a two year, $2 million total conservation program to be paid by the Company, as well as a sales reconciliation rider intended to be a recovery mechanism for the difference between the weather normalized revenues actually collected by the Company and the revenues approved by the PUCO in the Company’s most recent rate case.  Approximately 60 percent of the Company’s Ohio customers are eligible for the conservation programs.  The Ohio Consumer Counselor (OCC) and another intervener requested a rehearing of the June 2007 order and the PUCO granted that request in order to have additional time to consider the merits of the request.  In accordance with accounting authorization previously provided by the PUCO, the Company began recognizing the impact of the September 2006 order on October 1, 2006, and has recognized cumulative revenues of $4.6 million, of which $3.3 million was recorded in 2007.  The OCC appealed the PUCO’s accounting authorization to the Ohio Supreme Court, but that appeal has been dismissed as premature pending the PUCO’s consideration of issues raised in the OCC’s request for rehearing.  Since October 1, 2006, the Company has been ratably accruing its $2 million commitment.

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

On April 1, 2005, the MISO energy market commenced operation (the Day 2 energy market).  As a result of being a market participant, the Company now bids its owned generation into the Day Ahead and Real Time markets and procures power for its retail customers at Locational Marginal Pricing (LMP) as determined by the MISO market.  The Company is typically in a net sales position with MISO and is only occasionally in a net purchase position.  Net positions are determined on an hourly basis.  When the Company is a net seller such net revenues are included in Electric Utility revenues and when the Company is a net purchaser such net purchases are included in Cost of fuel and purchased power.  The Company also receives transmission revenue that results from other members’ use of the Company’s transmission system.  These revenues are also included in Electric Utility revenues.

Pursuant to an order from the IURC received in December 2001, certain MISO startup costs (referred to as Day 1 costs) were deferred, and those deferred costs are now being recovered through base rates that went into effect on August 15, 2007.  On June 1, 2005, Vectren, together with three other Indiana electric utilities, received regulatory authority from the IURC to recover fuel related costs and to defer other costs associated with the Day 2 energy market.  The order allows fuel related costs to be passed through to customers in Vectren’s existing fuel cost recovery proceedings.  During 2006, the IURC reaffirmed the definition of certain costs as fuel related; the Company is following those guidelines.  Other MISO fuel related and non-fuel related administrative costs were deferred, and those deferred costs are now being recovered through base rates that went into effect on August 15, 2007.  The IURC order authorizing new base rates also provides for a tracking mechanism associated with ongoing MISO-related costs and transmission revenues.

As a result of MISO’s operational control over much of the Midwestern electric transmission grid, including SIGECO’s transmission facilities, SIGECO’s continued ability to import power, when necessary, and export power to the wholesale market has been, and may continue to be, impacted.  Given the nature of MISO’s policies regarding use of transmission facilities, as well as ongoing FERC initiatives, and a pending Day 3 market, where MISO plans to provide bid-based regulation and contingency operating reserve markets, it is difficult to predict near term operational impacts.  MISO has indicated that the Day 3 ancillary services market would begin in June 2008.

The need to expend capital for improvements to the transmission system, both to SIGECO’s facilities as well as to those facilities of adjacent utilities, over the next several years is expected to be significant.  The Company will timely recover its investment in certain new electric transmission projects that benefit the MISO infrastructure at a FERC approved rate of return.

Weather Normalization
On October 5, 2005, the IURC approved the establishment of a normal temperature adjustment (NTA) mechanism for Vectren Energy Delivery of Indiana.  The OUCC had previously entered into a settlement agreement with Vectren Energy Delivery of Indiana providing for the NTA.  The NTA affects the Company’s Indiana regulated residential and commercial natural gas customers and should mitigate weather risk in those customer classes during the October to April heating season.  These Indiana customer classes represent approximately 60-65 percent of the Company’s total natural gas heating load.

The NTA mechanism will mitigate volatility in distribution charges created by fluctuations in weather by lowering customer bills when weather is colder than normal and increasing customer bills when weather is warmer than normal.  The NTA has been applied to meters read and bills rendered after October 15, 2005.  Each subsequent monthly bill for the seven-month heating season is adjusted using the NTA.  Revenues attributable to this order were $4.5 million in 2007 and $13.6 million in 2006 while a downward adjustment to revenues of $1.6 million resulted in 2005.

The order provides that the Company will make, on a monthly basis, a commitment of $125,000 to a universal service fund program or other low-income assistance program for the duration of the NTA or until a general rate case.  SIGECO’s portion of its commitment ceased in August 2007, and Indiana Gas’ portion of the commitment ceased on February 14, 2008.

Rate structures in the Company’s Indiana electric territory and Ohio gas territory do not include weather normalization-type clauses.

VEDO Base Rate Increase in 2005
On April 13, 2005, the PUCO approved a $15.7 million base rate increase for VEDO’s gas distribution business.  The base rate change was implemented on April 14, 2005 and provide for the recovery of some level of on-going costs to comply with the Pipeline Safety Improvement Act of 2002.

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

Through a series of rehearings and appeals, including action by the Ohio Supreme Court in the first quarter of 2007, the Company was required to refund $8.6 million to customers.  In total, the Company has reflected $6.2 million in Cost of gas sold related to this matter, of which $1.1 million, $4.1 million and $1.0 million were recorded in 2007,  2005, and 2003, respectively.  The impact of the disallowance includes a sharing of the ordered refund by Vectren’s partner in ProLiance.  As of December 31, 2007, all amounts have been refunded to customers.

Results of Operations of the Nonutility Group

The Nonutility Group operates in three primary business areas: Energy Marketing and Services, Coal Mining, and Energy Infrastructure Services.  Energy Marketing and Services markets and supplies natural gas and provides energy management services.  Coal Mining mines and sells coal.  Energy Infrastructure Services provides underground construction and repair and provides performance contracting and renewable energy services.  There are also other businesses that invest in energy-related opportunities and services, real estate, and leveraged leases, among other investments.  In addition, the Company has in the past invested in projects that generated synfuel tax credits and processing fees relating to the production of coal-based synthetic fuels.  The Nonutility Group supports the Company’s regulated utilities pursuant to service contracts by providing natural gas supply services, coal, infrastructure services, and other services.  Nonutility Group earnings for the years ended December 31, 2007, 2006, and 2005, follow:

	Year Ended December 31,
(In millions, except per share amounts)	2007	2006	2005
NET INCOME	$37.0	$18.1	$48.2

CONTRIBUTION TO VECTREN BASIC EPS	$0.49	$0.24	$0.64

NET INCOME ATTRIBUTED TO:
Energy Marketing & Services	$22.3	$14.9	$29.7
Mining Operations	2.0	5.0	5.3
Energy Infrastructure Services	9.4	4.6	0.3
Other Businesses	0.3	(1.1)	1.2
Synfuels-related	3.0	(5.3)	11.7

Energy Marketing & Services

Energy Marketing and Services is comprised of the Company’s wholesale and retail gas marketing and energy management businesses.  For the year ended December 31, 2007, Energy Marketing and Services, inclusive of holding company costs, earned $22.3 million compared to $14.9 million in 2006 and $29.7 million in 2005.

ProLiance

ProLiance Energy LLC (ProLiance), a nonutility energy marketing affiliate of Vectren and Citizens Gas and Coke Utility (Citizens Gas), provides services to a broad range of municipalities, utilities, industrial operations, schools, and healthcare institutions located throughout the Midwest and Southeast United States.  ProLiance’s customers include Vectren’s Indiana utilities and nonutility gas supply operations and Citizens Gas.  ProLiance’s primary businesses include gas marketing, gas portfolio optimization, and other portfolio and energy management services.  Consistent with its ownership percentage, Vectren is allocated 61 percent of ProLiance’s profits and losses; however, governance and voting rights remain at 50 percent for each member; and therefore the Company accounts for its investment in ProLiance using the equity method of accounting.  Vectren received regulatory approval on April 25, 2006, from the IURC for ProLiance to continue to provide natural gas supply services to the Company’s Indiana utilities through March 2011.

ProLiance provided the primary earnings contribution, which totaled $22.9 million in 2007 compared to $18.3 million in 2006 and $29.7 million in 2005.  Results in 2006 contain a $6.6 million after tax charge associated with the settlement of a lawsuit which originated from a dispute over a contractual relationship with Huntsville Utilities during 2000 – 2002.  In 2007, increased earnings from greater storage capacity were offset by lower volatility in the wholesale natural gas markets.  Earnings in 2005 increased significantly due to larger spreads between financial and physical markets, which resulted from market disruptions caused by Gulf Coast hurricanes.  ProLiance’s storage capacity was 40 Bcf at December 31, 2007 compared to 35 Bcf at the end of 2006 and 33 Bcf at the end of 2005.  Firm storage capacity will increase to 45 Bcf in early 2008 and to 49 Bcf by the end of 2008.  The expected increase in storage capacity coupled with an assumed return to market volatility should favorably impact ProLiance’s results in 2008.

Regulatory Matter

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

Vectren Source

Vectren Retail, LLC (d/b/a Vectren Source), a wholly owned subsidiary, provides natural gas and other related products and services to customers opting for choice among energy providers.  Vectren Source earned approximately $1.2 million in 2007, compared to a loss of $0.4 million in 2006 and earnings of $0.9 million in 2005.  The increase in earnings is primarily due to lower marketing costs in 2007 and extremely mild weather in 2006.  Vectren Source’s customer count at December 31, 2007 was approximately 161,000 as compared to the prior year end count of nearly 150,000.

Coal Mining

Coal Mining Operations mine and sell coal to the Company’s utility operations and to third parties through its wholly owned subsidiary Vectren Fuels, Inc. (Fuels).

Coal Mining operations, inclusive of holding company costs, earned approximately $2.0 million in 2007 compared to $5.0 million in 2006 and $5.3 million in 2005.  The decline in earnings in 2007 is primarily due to the effects of compliance with revised Mine Safety and Health Administration (MSHA) seal guidelines and the associated lost production and higher sulfur content from coal mined under a revised mining plan.  These decreases are offset somewhat by reduced operating costs from highwall mining at the Cypress Creek surface mine.  Mining Operations’ 2006 earnings were generally flat compared to 2005.  Higher revenue and tax benefits from depletion were offset by unfavorable geologic conditions, the rising costs of commodities used in operations, and high sulfur content.  The Company produced 4.1 million tons of coal in 2007, compared to 4.0 million tons in 2006 and 4.4 million tons in 2005.  Earnings in 2008 from Coal Mining operations are expected to increase due to price increases of 4 to 5 percent, the return to full production at Prosperity mine, and process improvements that mitigate impacts from increased MSHA inspections.

In April 2006, Fuels announced plans to open two new underground mines near Vincennes, Indiana.  Construction is progressing as planned and, the first mine is expected to be operational by early 2009, with the second mine opening the following year.  Reserves at the two mines are estimated at 80 million tons of recoverable number-five coal at 11,200 BTU (British thermal units) and 6-pound sulfur dioxide.  Management estimates a $125 million investment to access the reserves.  Once in production, the two new mines are expected to produce 5 million tons of coal per year.  Through December 31, 2007, the Company has made investments totaling $21.9 million in the new mines.

Energy Infrastructure Services

Energy Infrastructure Services provides underground construction and repair to utility infrastructure through Miller Pipeline Corporation (Miller) and performance contracting and renewable energy services through Energy Systems Group, LLC (ESG).  Inclusive of holding company costs, Energy Infrastructure’s operations contributed earnings of $9.4 million in 2007 compared to $4.6 million in 2006 and $0.3 million in 2005.

Miller Pipeline

Miller’s 2007 earnings were $6.1 million in 2007 compared to $2.3 million in 2006 and $0.9 in 2005.  The increase in Miller’s earnings contribution is primarily due to more large gas construction projects and pricing increases.  Vectren’s 100 percent ownership of Miller effective July 1, 2006 has also contributed to the increase.  Earnings in 2008 are likely to be impacted by expected growth in Miller’s large customers’ aging infrastructure programs, including pipeline integrity, bare steel/cast iron replacement, and riser replacement work.

Effective July 1, 2006, the Company purchased the remaining 50 percent ownership in Miller, making Miller a wholly owned subsidiary.  Prior to this transaction, Miller was a 50 percent owned joint venture accounted for using the equity method.  The results of Miller’s operations have been included in consolidated results since July 1, 2006.  While the acquisition of Miller has not been material to the overall financial statements, consolidating Miller resulted in, among other impacts, increases in Nonutility revenue totaling $105.7 million in 2007 compared to 2006 and $77.6 million in 2006 compared to 2005; and increases in Other operating expense totaling $90.9 million in 2007 compared to 2006 and $60.8 million in 2006 compared to 2005.

During 2006, the Company exited the meter reading and line locating businesses, which it had previously provided through Reliant Services, LLC.

Energy Systems Group

ESG’s 2007 earnings were $4.0 million in 2007 compared to $3.1 million in 2006 and a loss of $0.4 million in 2005.  The increases are primarily due to higher revenues.  At December 31, 2007, ESG’s backlog was $52 million, compared to $68 million at December 31, 2006.  The national focus on a comprehensive energy strategy as evidenced by the new Energy Independence and Security Act of 2007 is likely to favorably impact ESG’s earnings in 2008 and beyond.

Other Businesses

The Other Businesses Group includes a variety of operations and investments including investments in the Haddington Energy Partnerships (Haddington) which are accounted for using the equity method.  The earnings impact of exiting the broadband business is also included in Other Businesses.

Other Businesses reported earnings of $0.3 million compared to a net loss of $1.1 million in 2006 and net income of $1.2 million in 2005.  Results for 2006 reflect a loss on the sale of SIGECOM, LLC (SIGECOM).  In 2005, Haddington sold their investments in Lodi Gas Storage, LLC for cash.  The Company recognized its portion of the gain resulting from that sale which totaled $3.9 million after tax.  The 2005 Haddington gain was partially offset by a $1.5 million after tax charge associated with the Company’s broadband consulting business, which has since ceased operations.
Sale of Interest in SIGECOM

SIGECOM provided broadband services, such as cable television, high-speed internet, and advanced local and long distance phone services, to the greater Evansville, Indiana area.  In August 2006, SIGECOM’s majority owner and the Company sold their interests in SIGECOM to WideOpenWest, LLC.  Resulting from the sale, the Company recorded an after tax loss of $1.3 million in 2006.  Proceeds to the Company, which includes the settlement of notes receivable, approximated $45 million and were received in 2007.

Synfuel-Related Activity

Pace Carbon Synfuels, LP (Pace Carbon) is a Delaware limited partnership formed to develop, own, and operate four projects to produce and sell coal-based synthetic fuel (synfuel) utilizing Covol technology.  The Company has an 8.3 percent interest in Pace Carbon which is accounted for using the equity method of accounting.  The Internal Revenue Code provides for manufacturers, such as Pace Carbon, to receive a tax credit for every ton of synthetic fuel sold.  In addition, Vectren Fuels, Inc., a wholly owned subsidiary involved in coal mining, received processing fees from synfuel producers unrelated to Pace Carbon for a portion of its coal production.  The tax law authorizing synfuel related credits and fees expired on December 31, 2007.

The Internal Revenue Service issued private letter rulings, which concluded the synthetic fuel produced at the Pace Carbon facilities should qualify for tax credits. The IRS has completed tax audits of Pace Carbon for the years 1998 through 2001 without challenging tax credit calculations. Generally, the statute of limitations for the IRS to audit a tax return is three years from filing. Therefore tax credits utilized in 2004 – 2007 are still subject to IRS examination. However, avenues remain where the IRS could challenge tax credits of pre-2004 years.

As a partner of Pace Carbon, Vectren has reflected synfuel tax credits in its consolidated results from inception through December 31, 2007 of approximately $99 million, of which approximately $60 million have been generated since 2003. To date, Vectren has been in a position to utilize or carryforward substantially all of the credits generated. Primarily from the use of these credits, the Company has an Alternative Minimum Tax (AMT) credit carryforward of approximately $35.7 million at December 31, 2007.

Synfuel tax credits were only available when the price of oil was less than a base price specified by the Internal Revenue Code, as adjusted for inflation.  The Company estimates that high oil prices caused a 74 percent phase out in 2007.  Therefore, of the $23.1 million tax credits generated in 2007, only $6.0 million are reflected as a reduction to the Company’s income tax expense.  In 2006 high oil prices resulted in a 35 percent phase out of synfuel tax credits.  Of the $21.5 million tax credits generated in 2006, only $14.0 million were reflected as a reduction to the Company’s income tax expense.

Since 2005, the Company executed several financial contracts to hedge oil price risk.  Income statement activity associated with these contracts was a gain of $13.4 million in 2007, a loss of $4.7 million in 2006 and a loss of $1.9 million in 2005.  This activity is primarily reflected in Other-net.  Impairment charges related to the investment in Pace Carbon approximating $9.5 million were recorded in Other-net in 2006.

The investment in Pace Carbon resulted in losses reflected in Equity in earnings of unconsolidated affiliates totaling $20.0 million in 2007, $17.8 million in 2006, and $15.7 million in 2005.  Synfuel-related results, inclusive of those losses and their related tax benefits as well as the tax credits and other related activity, were earnings of $6.8 million in 2007, compared to a loss of $5.3 million in 2006 and earnings of $11.7 million in 2005.  Of those earnings, which do not continue beyond 2007, $3.8 million ($5.8 million pre tax) was contributed to the Vectren Foundation in 2007.  Net of that contribution, synfuel-related results were $3.0 million in 2007.

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

At adoption, the total amount of gross unrecognized tax benefits was $11.6 million.  The accumulation of this amount resulted in an adjustment to beginning Retained earnings of $0.1 million and to Goodwill of $0.2 million.

SFAS No. 157

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157).  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  This statement does not require any new fair value measurements; however, the standard will impact how other fair value based GAAP is applied.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  However, in December 2007, the FASB issued proposed FSP FAS 157-b which would delay the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  This proposed FSP partially defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP.  The Company will adopt SFAS 157 on January 1, 2008, except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in proposed FSP FAS 157-b.  The partial adoption of SFAS 157 will not have a material impact on our financial position, results of operations or cash flows.

SFAS No. 159

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (SFAS 159).  SFAS 159 permits entities to measure many financial instruments and certain other items at fair value.  Items eligible for the fair value measurement option include: financial assets and financial liabilities with certain exceptions; firm commitments that would otherwise not be recognized at inception and that involve only financial instruments; nonfinancial insurance contracts and warranties that the insurer can settle by paying a third party to provide those goods or services; and host financial instruments resulting from separation of an embedded financial derivative instrument from a nonfinancial hybrid instrument.  The fair value option may be applied instrument by instrument, with few exceptions, is an irrevocable election and is applied only to entire instruments.  The Company will adopt SFAS 159 on January 1, 2008, and does not expect that adoption will have a material impact on its financial statements and results of operations.

SFAS 141 (Revised 2007)

In December 2007, the FASB issued SFAS 141, Business Combinations (SFAS 141).  SFAS 141 establishes principles and requirements for how the acquirer of an entity (1) recognizes and measures the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree (2) recognizes and measures acquired goodwill or a bargain purchase gain and (3) determines what information to disclose in its financial statements in order to enable users to assess the nature and financial effects of the business combination.  SFAS 141 applies to all transactions or other events in which one entity acquires control of one or more businesses and applies to all business entities.  SFAS 141 applies prospectively to business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Early adoption is not permitted. The Company will adopt SFAS 141 on January 1, 2009, and because the provisions of this standard are applied prospectively, the impact to the Company cannot be determined until the transactions occur.

SFAS 160

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements-an Amendment of ARB No. 51 (SFAS 160).  SFAS 160 establishes accounting and reporting standards that require that the ownership percentages in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented separately from the parent’s equity in the equity section of the consolidated balance sheet; the amount of consolidated net income attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the consolidated income statement; that changes in the parent’s ownership interest while it retains control over its subsidiary be accounted for consistently; that when a subsidiary is deconsolidated, any retained noncontrolling equity investment be initially measured at fair value; and that sufficient disclosure is made to clearly identify and distinguish between the interests of the parent and the noncontrolling owners.  SFAS 160 applies to all entities that prepare consolidated financial statements, except for non-profit entities.  SFAS 160 is effective for fiscal years beginning after December 31, 2008.  Early adoption is not permitted.  The Company will adopt SFAS 160 on January 1, 2009, and is currently assessing the impact this statement will have on its financial statements and results of operations.

Critical Accounting Policies

Management is required to make judgments, assumptions, and estimates that affect the amounts reported in the consolidated financial statements and the related disclosures that conform to accounting principles generally accepted in the United States.  Note 2 to the consolidated financial statements describes the significant accounting policies and methods used in the preparation of the consolidated financial statements.  Certain estimates used in the financial statements are subjective and use variables that require judgment.  These include the estimates to perform goodwill and other asset impairments tests and to determine pension and postretirement benefit obligations.  The Company makes other estimates, in the course of accounting for unbilled revenue and the effects of regulation that are critical to the Company’s financial results but that are less likely to be impacted by near term changes.  Other estimates that significantly affect the Company’s results, but are not necessarily critical to operations, include depreciating utility and nonutility plant, valuing reclamation liabilities, valuing derivative contracts, and estimating uncollectible accounts and coal reserves, among others.  Actual results could differ from these estimates.

Impairment Review of Investments

The Company has investments in notes receivable, entities accounted for using the cost method of accounting, and entities accounted for using the equity method of accounting.  When events occur that may cause one of these investments to be impaired, the Company performs both a qualitative and quantitative review of that investment and when necessary performs an impairment analysis.  An impairment analysis of notes receivable usually involves the comparison of the investment’s estimated free cash flows to the stated terms of the note, or for notes that are collateral dependent, a comparison of the collateral’s fair value to the carrying amount of the note.  An impairment analysis of cost method and equity method investments involves comparison of the investment’s estimated fair value to its carrying amount.  Fair value is estimated using market comparisons, appraisals, and/or discounted cash flow analyses.  Calculating free cash flows and fair value using the above methods is subjective and requires judgment concerning growth assumptions, longevity of cash flows, and discount rates (for fair value calculations).

In 2007, the Company examined the recoverability of several investments, including a leveraged lease and a note receivable.  The Company determined the carrying values of the investments tested were not impaired.  For the lease, this assessment was based on a recent nonbinding offer from an unrelated party to purchase the underlying property.  However, a sale price 10 percent below that received would have resulted in a small charge to earnings.  For the note, a qualitative assessment was made regarding collection using the note agreement’s breach of contract provisions.  Based on that review, the Company believes collection is probable.

In 2006, the Company fully impaired its investment in Pace Carbon.  The Company took this action because of the effect high oil prices had on Pace Carbon’s future operations.  The write off of the investment and expensing of future funding requirements totaled $9.5 million, or $5.7 million after tax in 2006.

Goodwill and Intangible Assets

Pursuant to SFAS 142, the Company performs an annual impairment analysis of its goodwill, most of which resides in the Gas Utility Services operating segment, at the beginning of each year, and more frequently if events or circumstances indicate that an impairment loss may have been incurred.  Impairment tests are performed at the reporting unit level.  The Company has determined its Gas Utility Services operating segment as identified in Note 16 to the consolidated financial statements to be the reporting unit.  Nonutility Group reporting units are generally defined as the operating companies that aggregate that operating segment.  An impairment test performed in accordance with SFAS 142 requires that a reporting unit’s fair value be estimated.  The Company used a discounted cash flow model to estimate the fair value of its Gas Utility Services operating segment, and that estimated fair value was compared to its carrying amount, including goodwill.  The estimated fair value was in excess of the carrying amount in 2007, 2006, and 2005 and therefore resulted in no impairment.  Goodwill related to the Nonutility Group was generally tested during the year using market comparable data or a discounted cash flow model.

Estimating fair value using a discounted cash flow model is subjective and requires significant judgment in applying a discount rate, growth assumptions, company expense allocations, and longevity of cash flows.  A 100 basis point increase in the discount rate utilized to calculate the Gas Utility Services segment’s fair value also would have resulted in no impairment charge.

The Company also annually tests non-amortizing intangible assets for impairment and amortizing intangible assets are tested on an event and circumstance basis.  During 2007, 2006, and 2005, these tests yielded no impairment charges.

Pension and Other Postretirement Obligations

The Company estimates the expected return on plan assets, discount rate, rate of compensation increase, and future health care costs, among other inputs, and relies on actuarial estimates to assess the future potential liability and funding requirements of the Company's pension and postretirement plans.  The Company currently measures its obligations annually on September 30.  However, the Company is in the process of moving is measurement date to December 31.  The Company used the following weighted average assumptions to develop 2007 periodic benefit cost:  a discount rate of 5.85 percent percent, an expected return on plan assets of 8.25 percent percent, a rate of compensation increase of 3.75 percent percent, and an inflation assumption of 3.5 percent percent.  During 2007, the Company increased the discount rate by 40 basis points to value 2007 ending pension and postretirement obligations and 2008 benefit cost due to an increase in benchmark interest rates.  Future changes in health care costs, work force demographics, interest rates, or plan changes could significantly affect the estimated cost of these future benefits.

Management estimates that a 50 basis point decrease in the discount rate would generally increase periodic benefit cost by approximately $1 million.

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

Regulation

At each reporting date, the Company reviews current regulatory trends in the markets in which it operates.  This review involves judgment and is critical in assessing the recoverability of regulatory assets as well as the ability to continue to account for its activities based on the criteria set forth in SFAS No. 71 “Accounting for the Effects of Certain Types of Regulation” (SFAS 71).  Based on the Company’s current review, it believes its regulatory assets are probable of recovery.  If all or part of the Company's operations cease to meet the criteria of SFAS 71, a write off of related regulatory assets and liabilities could be required.  In addition, the Company would be required to determine any impairment to the carrying value of its utility plant and other regulated assets and liabilities.  In the unlikely event of a change in the current regulatory environment, such write-offs and impairment charges could be significant.

Financial Condition

Within Vectren’s consolidated group, Utility Holdings funds the short-term and long-term financing needs of the Utility Group operations, and Vectren Capital Corp (Vectren Capital) funds short-term and long-term financing needs of the Nonutility Group and corporate operations.  Vectren Corporation guarantees Vectren Capital’s debt, but does not guarantee Utility Holdings’ debt.  Vectren Capital’s long-term and short-term obligations outstanding at December 31, 2007, totaled $183 million and $171 million, respectively.  Utility Holdings' outstanding long-term and short-term borrowing arrangements are jointly and severally guaranteed by Indiana Gas, SIGECO, and VEDO.  Utility Holdings' long-term and short-term obligations outstanding at December 31, 2007, totaled $700 million and $386 million, respectively.  Additionally, prior to Utility Holdings' formation, Indiana Gas and SIGECO funded their operations separately, and therefore, have long-term debt outstanding funded solely by their operations.

The Company’s common stock dividends are primarily funded by utility operations.  Nonutility operations have demonstrated profitability and the ability to generate cash flows.  These cash flows are primarily reinvested in other nonutility ventures, but are also used to fund a portion of the Company’s dividends, and from time to time may be reinvested in utility operations or used for corporate expenses.

The credit ratings of the senior unsecured debt of Utility Holdings and Indiana Gas, at December 31, 2007, are A-/Baa1 as rated by Standard and Poor's Ratings Services (Standard and Poor’s) and Moody’s Investors Service (Moody’s), respectively.  The credit ratings on SIGECO's secured debt are A/A3.  Utility Holdings’ commercial paper has a credit rating of A-2/P-2.  The current outlook of both Moody’s and Standard and Poor’s is stable.  A security rating is not a recommendation to buy, sell, or hold securities.  The rating is subject to revision or withdrawal at any time, and each rating should be evaluated independently of any other rating.  Standard and Poor’s and Moody’s lowest level investment grade rating is BBB- and Baa3, respectively.

The Company’s consolidated equity capitalization objective is 45-55 percent of long-term capitalization.  This objective may have varied, and will vary, depending on particular business opportunities, capital spending requirements, execution of long-term financing plans and seasonal factors that affect the Company’s operations.  The Company’s equity component was 50 percent and 48 percent of long-term capitalization at December 31, 2007, and December 31, 2006, respectively.  Long-term capitalization includes long-term debt, including current maturities and debt subject to tender, as well as common shareholders’ equity.

The Company expects the majority of its capital expenditures, investments, and debt security redemptions to be provided by internally generated funds.  However, due to increased levels of forecasted capital expenditures and expected growth in nonutility operations, the Company may require additional permanent financing.  The Company expects to settle an equity forward contract and plans to issue long-term debt within the next twelve months as more fully described below.  As of December 31, 2007, the Company was in compliance with all financial covenants.

Sources & Uses of Liquidity

Operating Cash Flow

The Company's primary source of liquidity to fund working capital requirements has been cash generated from operations, which totaled $298.1 million in 2007, compared to $310.2 million in 2006 and $268.4 million in 2005.

While net income increased substantially in 2007 compared to 2006, cash flow from operating activities decreased $12.1 million.  The decrease was primarily a result of changes in working capital accounts and lower distributions from equity method investments compared to the prior year.  Net income before non-cash charges of $363.2 million increased $60.3 million, compared to $302.9 million in 2006.  Working capital changes used cash of $27.0 million in 2007 compared to cash generated of $16.6 million in 2006.  Distributions from equity method investments, which principally consist of dividends from ProLiance, were $20.8 million in 2007 compared to $35.8 million in 2006.  Distributions in 2006 include a $10.4 million special dividend from ProLiance.  The remaining decrease is primarily attributable to increased contributions to pension plans.

The $41.8 million increase in cash flow in 2006 compared to 2005 is primarily attributable to earnings before noncash charges increasing $34.4 million year over year and the special ProLiance dividend.  Earnings before non-cash charges were impacted by $15.5 million in alternative minimum taxes in 2005.

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

Cash flow required for financing activities reflects the impact of recently executed long-term financing, increases in common stock dividends over the periods presented, and changes in short term borrowings.  In 2007 financing activities were generally flat, with short-term and long-term debt proceeds and stock option proceeds offsetting debt payments and dividends.  In 2006, Utility Holdings issued $100 million of senior unsecured securities and used those proceeds to retire higher coupon long-term debt.  In 2005, Utility Holdings issued $150 million of senior unsecured securities and used those proceeds to retire higher coupon long-term debt and refinance certain capital projects originally financed with short-term borrowings.  In addition, Vectren Capital issued $125 million in senior unsecured securities and used those proceeds to fund $38 million of maturing debt and refinance certain capital projects originally financed with short-term borrowings.  These transactions are more fully described below.

SIGECO Pollution Control Bonds
On December 6, 2007, SIGECO closed on $17 million of auction rate tax-exempt long-term debt.  The debt has a life of 33 years, maturing on January 1, 2041.  The initial interest rate was set at 4.50 percent but the rate will be reset every 7 days through an auction process that began December 13, 2007.  This new debt was collateralized through the issuance of first mortgage bonds and the payment of interest and principal was insured through Ambac.

Utility Holdings2006 Debt Issuance
In October 2006, Utility Holdings issued $100 million in 5.95 percent senior unsecured notes due October 1, 2036 (2036 Notes).  The 30-year notes were priced at par.  The 2036 Notes are guaranteed by Utility Holdings’ three public utilities:  SIGECO, Indiana Gas, and VEDO.  These guarantees are full and unconditional and joint and several.  These notes, as well as the timely payment of principal and interest, are insured by a financial guaranty insurance policy by Financial Guaranty Insurance Company (FGIC).

The 2036 Notes have no sinking fund requirements, and interest payments are due quarterly.  The notes may be called by Utility Holdings, in whole or in part, at any time on or after October 1, 2011, at 100 percent of principal amount plus accrued interest.  During the first and second quarters of 2006, Utility Holdings entered into several interest rate hedges with a $100 million notional amount.  Upon issuance of the notes, these instruments were settled resulting in the payment of approximately $3.3 million, which was recorded as a Regulatory asset pursuant to existing regulatory orders.  The value paid is being amortized as an increase to interest expense over the life of the issue maturing October 2036.

The net proceeds from the sale of the 2036 Notes and settlement of the hedging arrangements totaled approximately $92.8 million.  These proceeds were used to repay most of the $100 million outstanding balance of Utility Holdings’ 7.25 percent Senior Notes originally due October 15, 2031.  These notes were redeemed on October 19, 2006 at par plus accrued interest.

Utility Holdings2005 Debt Issuance
In November 2005, Utility Holdings issued senior unsecured notes with an aggregate principal amount of $150 million in two $75 million tranches.  The first tranche was 10-year notes due December 2015, with an interest rate of 5.45 percent priced at 99.799 percent to yield 5.47 percent to maturity (2015 Notes).  The second tranche was 30-year notes due December 2035 with an interest rate of 6.10 percent priced at 99.779 percent to yield 6.11 percent to maturity (2035 Notes).

The notes are guaranteed by Utility Holdings’ three public utilities:  SIGECO, Indiana Gas, and VEDO.  These guarantees are full and unconditional and joint and several.  The notes have no sinking fund requirements, and interest payments are due semi-annually.  The notes may be called by Utility Holdings, in whole or in part, at any time for an amount equal to accrued and unpaid interest, plus the greater of 100 percent of the principal amount or the sum of the present values of the remaining scheduled payments of principal and interest, discounted to the redemption date on a semi-annual basis at the Treasury Rate, as defined in the indenture, plus 20 basis points for the 2015 Notes and 25 basis points for the 2035 Notes.

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

Vectren Capital Corp. 2005 Debt Issuance
On October 11, 2005, Vectren and Vectren Capital, entered into a private placement Note Purchase Agreement (2005 Note Purchase Agreement) pursuant to which various institutional investors purchased the following tranches of notes from Vectren Capital:  (i) $25 million 4.99 percent Guaranteed Senior Notes, Series A due 2010, (ii) $25 million 5.13 percent Guaranteed Senior Notes, Series B due 2012 and (iii) $75 million 5.31 percent Guaranteed Senior Notes, Series C due 2015.  These Guaranteed Senior Notes are unconditionally guaranteed by Vectren.  The proceeds from this financing were received on December 15, 2005.  This Note Purchase Agreement contains customary representations, warranties and covenants, including a covenant to the effect that the ratio of consolidated total debt to consolidated total capitalization will not exceed 75 percent.

On October 11, 2005, Vectren and Vectren Capital entered into First Amendments with respect to a Note Purchase Agreement dated as of December 31, 2000 pursuant to which Vectren Capital issued to institutional investors the following tranches of notes:  (i) $38 million 7.67 percent Senior Notes due 2005, (ii) $17.5 million 7.83 percent Senior Notes due 2007, (iii) $22.5 million 7.98 percent Senior Notes due 2010 and (iv) a Note Purchase Agreement, dated April 25, 1997, pursuant to which Vectren Capital issued to an institutional investor a $35 million 7.43 percent Senior Note due 2012.  The First Amendments (i) conform the covenants to those contained in the 2005 Note Purchase Agreement, (ii) eliminate a credit ratings trigger which would have afforded noteholders the option to require prepayment if the ratings of Indiana Gas or SIGECO fell below a certain level, (iii) replace a more limited support agreement with an unconditional guarantee by Vectren and (iv) provide for a 100 basis point increase in interest rates if the ratio of consolidated total debt to total capitalization exceeds 65 percent.

Long-Term Debt Put & Call Provisions
Certain long-term debt issues contain put and call provisions that can be exercised on various dates before maturity.  The put or call provisions are not triggered by specific events, but are based upon dates stated in the note agreements, such as when notes are remarketed.  During 2007, 2006 and 2005, no debt was put to the Company.  Debt that may be put to the Company within one year is classified as Long-term debt subject to tender in current liabilities.

Utility Holdings and Indiana Gas Debt Calls
In 2006, the Company called at par approximately $100 million of Utility Holdings senior unsecured notes originally due in 2031.  In 2005, the Company called at par $49.9 million of Indiana Gas insured senior unsecured notes originally due in 2030.  The notes called in 2006 and 2005 had stated interest rates of 7.25 percent and 7.45 percent, respectively.

Other Financing Transactions
At December 31, 2005, $53.7 million of SIGECO notes could be put to the Company in March of 2006, the date of their next remarketing.  In March of 2006, the notes were successfully remarketed, and are now classified in Long-term debt.  Prior to the remarketing, the notes had tax-exempt interest rates ranging from 4.75 percent to 5.00 percent.  After the remarketing, interest rates are reset every seven days using an auction process.

As part of the integration of Miller into the Company’s consolidated financing model, $24 million of Miller’s outstanding long-term debt was retired in the fourth quarter of 2006.

Other debt approximating $24 million in 2007 and $38 million in 2005 was retired as scheduled.

Investing Cash Flow

Cash flow required for investing activities was $303.0 million in 2007, $337.4 million in 2006, and $239.6 million in 2005.  Capital expenditures are the primary component of investing activities and totaled $334.5 million in 2007, compared to $281.4 million in 2006 and $231.6 million in 2005.  The years ended December 31, 2007 and 2006 include higher levels of expenditures for environmental compliance equipment, and 2007 was also impacted by increased spending for electric transmission, a new gas line serving a Honda plant under construction in the Vectren North service territory, and coal mine development.

Other investments in 2006 were principally impacted by the acquisition of Miller and advance coal mine royalty payments.  Investing cash flow in 2007 includes the receipt of $44.9 million in proceeds from the sale of SIGECOM.

Available Sources of Liquidity

Short-term Borrowing Arrangements

At December 31, 2007, the Company has $780 million of short-term borrowing capacity, including $520 million for the Utility Group and $260 million for the wholly owned Nonutility Group and corporate operations, of which approximately $134 million is available for the Utility Group operations and approximately $89 million is available for the wholly owned Nonutility Group and corporate operations.

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

The equity forward had an initial forward price of $27.34 per share, representing the public offering price of $28.33 per share, net of underwriting discounts and commissions.  Management therefore estimated the contract had no initial fair value.  If the equity forward had been settled by delivery of shares at December 31, 2007, the Company would have received approximately $126.4 million based on a forward price of $27.47 for the 4.6 million shares.  If the Company had elected to settle the equity forward in cash at December 31, 2007, the Company estimates it would have paid approximately $3 million, assuming the price in the “unwind period” approximates the trailing three month average of Vectren’s stock price.  The federal funds rate was 4.50 percent at December 31, 2007.  The Company currently anticipates settling the equity forward by delivering shares.

New Share Issues

The Company may periodically issue new common shares to satisfy the dividend reinvestment plan, stock option plan and other employee benefit plan requirements.  New issuances added additional liquidity of $5.2 million in 2007.

Utility Holdings Debt Shelf Registration

Utility Holdings filed a shelf registration statement with the Securities and Exchange Commission for $300 million aggregate principal amount of unsecured senior notes in September 2007, which is anticipated to meet Utility Holdings’ estimated debt financing requirements over the next 3 years.  In October 2007 the SEC declared the registration statement to be effective.  When issued, the unsecured notes will be guaranteed by Utility Holdings’ three operating utility companies:  SIGECO, Indiana Gas, and VEDO.  These guarantees of Utility Holdings’ debt will be full and unconditional and joint and several.  In contemplation of a 2008 issuance, the Company executed forward starting interest rate swaps with a total notional amount of $80 million that expire in 2008.

Known & Potential Future Uses of Liquidity

Pension and Postretirement Funding Obligations
The Company believes making contributions to its qualified pension plans in the coming years will be necessary.  Management currently estimates that the qualified pension plans will require minimum Company contributions of approximately $10 and $8 million in 2008 and 2009.  During 2007, approximately $17 million in contributions were made.

Planned Capital Expenditures & Investments
Planned capital expenditures and investments in nonutility unconsolidated affiliates, including contractual purchase and investment commitments discussed below, for the five-year period 2008 - 2012 are estimated as follows:

(In millions)	2008	2009	2010	2011	2012
Utility Group	$312.7	$282.2	$295.9	$228.8	$207.7
Nonutility Group	122.2	55.0	36.3	34.7	35.2
Total capital expenditures & investments	$434.9	$337.2	$332.2	$263.5	$242.9

Contractual Obligations
The following is a summary of contractual obligations at December 31, 2007:

(In millions)	Total	2008	2009	2010	2011	2012	Thereafter

Long-term debt (1)	$1,248.7	$-	$-	$47.5	$250.0	$60.0	$891.2
Short-term debt	557.0	557.0	-	-	-	-	-
Long-term debt interest commitments	406.5	75.1	75.1	75.0	70.7	53.7	56.9
Firm commodity purchase commitments	75.7	59.9	7.1	2.9	2.9	2.9	-
Plant purchase commitments (2)	40.6	36.6	4.0	-	-	-	-
Operating leases	15.1	5.6	4.0	3.0	1.2	0.6	0.7
Total (3)	$2,343.6	$734.2	$90.2	$128.4	$324.8	$117.2	$948.8

(1)
Certain long-term debt issues contain put and call provisions that can be exercised on various dates before maturity.  These provisions allow holders to put debt back to the Company at face value or the Company to call debt at face value or at a premium.  Long-term debt subject to tender during the years following 2007 (in millions) is zero in 2008, $80.0 in 2009, $10.0 in 2010, $30.0 in 2011, zero in 2012 and thereafter.

(2)	The settlement period of these utility & nonutility plant obligations is estimated.
(3)	The Company has $6.2 million in unrecognized tax benefits for which the expected settlement date cannot be estimated.

The Company’s regulated utilities have both firm and non-firm commitments to purchase natural gas and electricity as well as certain transportation and storage rights.  Costs arising from these commitments, while significant, are pass-through costs, generally collected dollar-for-dollar from retail customers through regulator-approved cost recovery mechanisms.  Because of the pass through nature of these costs and their insignificant impact to earnings, they have not been included in the listing of contractual obligations.

In February 2008, SIGECO began the process of providing notice to the current holders of approximately $103 million of tax exempt auction rate mode long term debt that the Company will convert that debt from its current auction rate mode into a daily interest rate mode during March 2008.  The debt will be subject to mandatory tender for purchase on the conversion date at 100 percent of the principal amount plus accrued interest.

Off Balance Sheet Arrangements

Other Guarantees and Letters of Credit
In the normal course of business, Vectren issues guarantees to third parties on behalf of its unconsolidated affiliates.  Such guarantees allow those affiliates to execute transactions on more favorable terms than the affiliate could obtain without such a guarantee.  Guarantees may include posted letters of credit, leasing guarantees, and performance guarantees.  As of December 31, 2007, guarantees issued and outstanding on behalf of unconsolidated affiliates approximated $3 million.  The Company has accrued no liabilities for these guarantees as they relate to guarantees issued among related parties.

In 2006, the Company issued a guarantee with an approximate $5.0 million maximum risk related to the residual value of an operating lease that expires in 2011.  As of December 31, 2007, Vectren Corporation has a liability representing the fair value of that guarantee of less than $0.1 million.  Liabilities accrued for, and activity related to, product warranties are not significant.  Through December 31, 2007, the Company has not been called upon to satisfy any obligations pursuant to its guarantees.

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

Forward-Looking Information

A “safe harbor” for forward-looking statements is provided by the Private Securities Litigation Reform Act of 1995 (Reform Act of 1995).  The Reform Act of 1995 was adopted to encourage such forward-looking statements without the threat of litigation, provided those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause the actual results to differ materially from those projected in the statement.  Certain matters described in Management’s Discussion and Analysis of Results of Operations and Financial Condition are forward-looking statements.  Such statements are based on management’s beliefs, as well as assumptions made by and information currently available to management.  When used in this filing, the words “believe”, “anticipate”, “endeavor”, “estimate”, “expect”, “objective”, “projection”, “forecast”, “goal” and similar expressions are intended to identify forward-looking statements.  In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause the Company’s actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following:

•
Factors affecting utility operations such as unusual weather conditions; catastrophic weather-related damage; unusual maintenance or repairs; unanticipated changes to fossil fuel costs; unanticipated changes to gas transportation and storage costs, or availability due to higher demand, shortages, transportation problems or other developments; environmental or pipeline incidents; transmission or distribution incidents; unanticipated changes to electric energy supply costs, or availability due to demand, shortages, transmission problems or other developments; or electric transmission or gas pipeline system constraints.

•	Increased competition in the energy industry, including the effects of industry restructuring and unbundling.
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
•
Costs, fines, penalties and other effects of legal and administrative proceedings, settlements, investigations, claims, including, but not limited to, such matters involving compliance with state and federal laws and interpretations of these laws.

•
Changes in federal, state or local legislative requirements, such as changes in tax laws or rates, environmental laws, including laws governing greenhouse gases, mandates of sources of renewable energy, and other regulations.

The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of changes in actual results, changes in assumptions, or other factors affecting such statements.

ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to various business risks associated with commodity prices, interest rates, and counter-party credit.  These financial exposures are monitored and managed by the Company as an integral part of its overall risk management program.  The Company’s risk management program includes, among other things, the use of derivatives.  The Company may also execute derivative contracts in the normal course of operations while buying and selling commodities to be used in operations and optimizing its generation assets.

The Company has in place a risk management committee that consists of senior management as well as financial and operational management.  The committee is actively involved in identifying risks as well as reviewing and authorizing risk mitigation strategies.

Commodity Price Risk

Regulated Operations
The Company’s regulated operations have limited exposure to commodity price risk for transactions involving purchases and sales of natural gas and electricity for the benefit of retail customers due to current Indiana and Ohio regulations, which subject to compliance with those regulations, allow for recovery of the cost of such purchases through natural gas and fuel cost adjustment mechanisms.  Constructive regulatory orders, such as that authorizing lost margin recovery and recovery of unaccounted for gas and other gas related expenses, also mitigate the effect volatile gas costs may have on the Company’s financial condition.

Although Vectren’s regulated operations are exposed to limited commodity price risk, volatile natural gas prices have other effects such as higher working capital requirements, higher interest costs, and some level of price-sensitivity in volumes sold or delivered.  The Company will manage these risks by executing derivative contracts that hedge the price of forecasted natural gas purchases.  These contracts are subject to regulation which allows for reasonable and prudent hedging costs to be recovered through rates.  Therefore, SFAS 71 controls when the offset to mark-to-market accounting is recognized in earnings.

Wholesale Power Marketing
The Company’s wholesale power marketing activities include asset optimization strategies that manage the utilization of available electric generating capacity.  These optimization strategies involve the sale of excess generation into the MISO Day Ahead and Real-time markets.  As part of these strategies, the Company may also execute energy contracts that commit the Company to purchase and sell electricity in the future.  Commodity price risk results from forward positions that commit the Company to deliver electricity.  The Company mitigates price risk exposure with planned unutilized generation capability and offsetting forward purchase contracts.  The Company accounts for asset optimization contracts that are derivatives at fair value with the offset marked to market through earnings.  No market sensitive derivative positions were outstanding on December 31, 2007 and 2006.

Other Operations
Other commodity-related operations are exposed to commodity price risk associated with fluctuating commodity prices including electricity, natural gas, and coal.  Other commodity-related operations include regulated sales of electricity to certain municipalities, nonutility retail gas marketing, and coal mining operations.  Open positions in terms of price, volume, and specified delivery points may occur and are managed using methods described below with frequent management reporting.

The Company purchases and sells commodities, including electricity, natural gas, and coal to meet customer demands and operational needs.  The Company executes forward contracts and occasionally option contracts that commit the Company to purchase and sell commodities in the future.  Price risk from forward positions obligating the Company to deliver commodities is mitigated using stored inventory, generating capability, and offsetting forward purchase contracts.  Price risk also results from forward contracts obligating the Company to purchase commodities to fulfill forecasted nonregulated sales of natural gas and coal that may or may not occur.  With the exception of a small portion of contracts that are derivatives that qualify as hedges of forecasted transactions under SFAS 133, these contracts are expected to be settled by physical receipt or delivery of the commodity.

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

Interest Rate Risk

The Company is exposed to interest rate risk associated with its borrowing arrangements.  Its risk management program seeks to reduce the potentially adverse effects that market volatility may have on interest expense.  The Company manages this risk by allowing an annual average of 20 percent and 30 percent of its total debt to be exposed to variable rate volatility.  However, this targeted range may be exceeded during the seasonal increases in short-term borrowing.  To manage this exposure, the Company may use derivative financial instruments.

Market risk is estimated as the potential impact resulting from fluctuations in interest rates on adjustable rate borrowing arrangements exposed to short-term interest rate volatility.  During 2007 and 2006, the weighted average combined borrowings under these arrangements approximated $495 million and $342 million, respectively.  At December 31, 2007 and 2006, combined borrowings under these arrangements were $660.1 million and $550.9 million, respectively.  Based upon average borrowing rates under these facilities during the years ended December 31, 2007 and 2006, an increase of 100 basis points (one percentage point) in the rates would have increased interest expense by $4.9 million and $3.4 million, respectively.

At December 31, 2007, SIGECO has approximately $103 million of tax-exempt adjustable rate long-term debt where the interest rates on this debt are reset every seven days through an auction process.  Throughout 2007, the weighted average interest rate associated with this debt was 4.15 percent.  If these auctions were to fail, interest rates would reset to the maximum rates permitted under the various debt indentures of 10 percent to 15 percent for the following week.  On a weekly basis, interest expense using these maximum rates would be approximately $200,000 higher than the average weekly interest expense based on rates experienced during 2007.  No SIGECO auctions failed during 2007 nor have they during the period since Vectren was formed in 2000.

However, in February 2008, significant disruptions occurred in the overall auction rate debt markets. As a result, many auctions of tax exempt debt, including some of those involving SIGECO's auction rate debt, failed as a result of insufficient order interest from potential investors. These failures are largely attributable to a lack of liquidity in the market place arising from downgrades in, and negative watches regarding, credit ratings of monoline insurers that guarantee the timely repayment of bond principal and interest if an issuer defaults as well as from disruptions in the overall financial markets. Monoline insurer Ambac Assurance Corporation insures the Company's auction rate long-term debt. As a result of these failed auctions, the Company has experienced, and may continue to experience, increased interest costs.

Subject to applicable notice provisions, SIGECO may, at its option, redeem this auction rate debt at par value plus the accrued and unpaid interest or elect to utilize other interest rate modes available to it as defined in the various debt indentures. SIGECO is in the process of providing notice to current holders of this debt that it will be converted from the auction rate mode into a daily interest rate mode during March 2008 and the debt will be subject to mandatory tender for purchase on the conversion date at 100 percent of the principal amount plus accrued interest.  Following conversion to the daily mode, SIGECO maintains its options to again convert the debt to other interest rate modes and remarket it to investors or redeem the debt and reissue new debt, including the possibility of replacing it with taxable debt from Utility Holdings.

Other Risks

By using forward purchase contracts and derivative financial instruments to manage risk, the Company, as well as ProLiance, exposes itself to counter-party credit risk and market risk.  The Company manages exposure to counter-party credit risk by entering into contracts with companies that can be reasonably expected to fully perform under the terms of the contract.  Counter-party credit risk is monitored regularly and positions are adjusted appropriately to manage risk.  Further, tools such as netting arrangements and requests for collateral are also used to manage credit risk.  Market risk is the adverse effect on the value of a financial instrument that results from a change in commodity prices or interest rates.  The Company attempts to manage exposure to market risk associated with commodity contracts and interest rates by establishing parameters and monitoring those parameters that limit the types and degree of market risk that may be undertaken.

The Company’s customer receivables from gas and electric sales and gas transportation services are primarily derived from a diversified base of residential, commercial, and industrial customers located in Indiana and west central Ohio.  The Company manages credit risk associated with its receivables by continually reviewing creditworthiness and requests cash deposits or refunds cash deposits based on that review.  Credit risk associated with certain investments is also managed by a review of creditworthiness and receipt of collateral.  In addition, credit risk is mitigated by regulatory orders that allow recovery of all bad debt expense in Ohio and the gas cost portion of bad debt expense in Indiana.

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

These consolidated financial statements are also subject to an evaluation of internal control over financial reporting conducted under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, conducted under the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, the Company concluded that its internal control over financial reporting was effective as of December 31, 2007.  Management certified this fact in its Sarbanes Oxley Section 302 certifications, which are attached as exhibits to this 2007 Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Vectren Corporation:

We have audited the accompanying consolidated balance sheets of Vectren Corporation and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, common shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2007.  Our audits also included the financial statement schedule included in the Index at Item 15.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Vectren Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 7 to the consolidated financial statements, in 2006 the Company adopted the provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP
Indianapolis, Indiana
February 19, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Vectren Corporation:

We have audited the internal control over financial reporting of Vectren Corporation and subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2007 of the Company and our report dated February 19, 2008 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding their 2006 change in method of accounting for defined benefit pension and other postretirement plans.

DELOITTE & TOUCHE LLP
Indianapolis, Indiana
February 19, 2008

VECTREN CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(In millions)

	At December 31,
	2007	2006
ASSETS

Current Assets
Cash & cash equivalents	$20.6	$32.8
Accounts receivable - less reserves of $3.7 &
$3.3, respectively	189.4	198.6
Accrued unbilled revenues	168.2	146.5
Inventories	160.9	163.5
Recoverable fuel & natural gas costs	-	1.8
Prepayments & other current assets	160.5	172.7
Total current assets	699.6	715.9

Utility Plant
Original cost	4,062.9	3,820.2
Less: accumulated depreciation & amortization	1,523.2	1,434.7
Net utility plant	2,539.7	2,385.5

Investments in unconsolidated affiliates	208.8	181.0
Other investments	77.0	74.5
Nonutility property - net	320.3	294.4
Goodwill - net	238.0	237.8
Regulatory assets	175.3	163.5
Other assets	37.7	39.0
TOTAL ASSETS	$4,296.4	$4,091.6

The accompanying notes are an integral part of these consolidated financial statements.

VECTREN CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(In millions)

	At December 31,
	2007	2006
LIABILITIES & SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$187.4	$180.0
Accounts payable to affiliated companies	83.7	89.9
Refundable fuel & natural gas costs	27.2	35.3
Accrued liabilities	171.8	147.2
Short-term borrowings	557.0	464.8
Current maturities of long-term debt	0.3	24.2
Long-term debt subject to tender	-	20.0
Total current liabilities	1,027.4	961.4

Long-term Debt - Net of Current Maturities &
Debt Subject to Tender	1,245.4	1,208.0

Deferred Income Taxes & Other Liabilities
Deferred income taxes	318.1	260.7
Regulatory liabilities	307.2	291.1
Deferred credits & other liabilities	164.2	195.8
Total deferred credits & other liabilities	789.5	747.6

Minority Interest in Subsidiary	0.4	0.4

Commitments & Contingencies (Notes 3, 12-14)

Common Shareholders' Equity
Common stock (no par value) – issued & outstanding 76.3 and 76.1, respectively	532.7	525.5
Retained earnings	688.5	643.6
Accumulated other comprehensive income	12.5	5.1
Total common shareholders' equity	1,233.7	1,174.2

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$4,296.4	$4,091.6

The accompanying notes are an integral part of these consolidated financial statements.

VECTREN CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)

	Year Ended December 31,
	2007	2006	2005
OPERATING REVENUES
Gas utility	$1,269.4	$1,232.5	$1,359.7
Electric utility	487.9	422.2	421.4
Nonutility revenues	524.6	386.9	246.9
Total operating revenues	2,281.9	2,041.6	2,028.0
OPERATING EXPENSES
Cost of gas sold	847.2	841.5	973.3
Cost of fuel & purchased power	174.8	151.5	144.1
Cost of nonutility revenues	287.7	248.7	191.0
Other operating	456.9	341.8	282.2
Depreciation & amortization	184.8	172.3	158.2
Taxes other than income taxes	70.0	65.3	66.1
Total operating expenses	2,021.4	1,821.1	1,814.9
OPERATING INCOME	260.5	220.5	213.1
OTHER INCOME
Equity in earnings of unconsolidated affiliates	22.9	17.0	45.6
Other – net	36.8	(2.7)	6.2
Total other income	59.7	14.3	51.8
Interest expense	101.0	95.6	83.9
INCOME BEFORE INCOME TAXES	219.2	139.2	181.0
Income taxes	76.0	30.3	44.1
Minority interest	0.1	0.1	0.1
NET INCOME	$143.1	$108.8	$136.8

AVERAGE COMMON SHARES OUTSTANDING	75.9	75.7	75.6
DILUTED COMMON SHARES OUTSTANDING	76.6	76.2	76.1

EARNINGS PER SHARE OF COMMON STOCK:
BASIC	$1.89	$1.44	$1.81
DILUTED	$1.87	$1.43	$1.80

The accompanying notes are an integral part of these consolidated financial statements.

VECTREN CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$143.1	$108.8	$136.8
Adjustments to reconcile net income to cash from operating activities:
Depreciation & amortization	184.8	172.3	158.2
Deferred income taxes & investment tax credits	27.0	1.4	(8.6)
Equity in earnings of unconsolidated affiliates	(22.9)	(17.0)	(45.6)
Provision for uncollectible accounts	16.6	15.3	15.1
Expense portion of pension & postretirement benefit cost	9.8	10.7	10.7
Other non-cash charges - net	4.8	11.4	1.9
Changes in working capital accounts:
Accounts receivable & accrued unbilled revenue	(29.1)	108.9	(102.9)
Inventories	2.6	(17.6)	(71.9)
Recoverable/refundable fuel & natural gas costs	(6.3)	41.3	3.5
Prepayments & other current assets	(3.7)	(21.2)	36.1
Accounts payable, including to affiliated companies	4.9	(71.6)	101.2
Accrued liabilities	4.6	(23.2)	27.4
Unconsolidated affiliate dividends	20.8	35.8	18.8
Changes in noncurrent assets	(21.4)	(25.8)	(6.9)
Changes in noncurrent liabilities	(37.5)	(19.3)	(5.4)
Net cash flows from operating activities	298.1	310.2	268.4
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from:
Long-term debt - net of issuance costs	16.4	92.8	274.2
Stock option exercises & other stock plans	5.2	-	-
Requirements for:
Dividends on common stock	(96.4)	(93.1)	(90.5)
Retirement of long-term debt	(23.9)	(124.4)	(88.5)
Redemption of preferred stock of subsidiary	-	-	(0.1)
Net change in short-term borrowings	92.2	164.9	(112.5)
Other activity	(0.8)	(0.6)	(0.6)
Net cash flows from financing activities	(7.3)	39.6	(18.0)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from:
Unconsolidated affiliate distributions	12.7	2.0	6.9
Other collections	38.0	3.4	4.3
Requirements for:
Capital expenditures, excluding AFUDC equity	(334.5)	(281.4)	(231.6)
Unconsolidated affiliate investments	(17.5)	(16.7)	(19.2)
Other investments	(1.7)	(44.7)	-
Net cash flows from investing activities	(303.0)	(337.4)	(239.6)
Net change in cash & cash equivalents	(12.2)	12.4	10.8
Cash & cash equivalents at beginning of period	32.8	20.4	9.6
Cash & cash equivalents at end of period	$20.6	$32.8	$20.4

Cash paid during the year for:
Interest	$97.3	$92.9	$79.6
Income taxes	43.7	36.3	48.1

The accompanying notes are an integral part of these consolidated financial statements.

VECTREN CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
(In millions, except per share amounts)

	Common Stock			Accumulated Other
			Retained	Comprehensive
	Shares	Amount	Earnings	Income (Loss)	Total
Balance at January 1, 2005	75.9	$526.8	$583.0	$(15.0)	$1,094.8

Comprehensive income:
Net income			136.8		136.8
Minimum pension liability adjustments &
other - net of $0.1 million in tax				0.2	0.2
Cash flow hedges
unrealized gains(losses) - net of $2.9 million in tax				4.2	4.2
reclassifications to net income- net of $0.2 million in tax				(0.2)	(0.2)
Comprehensive income of unconsolidated
affiliates - net of $1.8 million in tax				(2.8)	(2.8)
Total comprehensive income					138.2
Common stock:
Dividends ($1.19 per share)			(90.5)		(90.5)
Other	0.1	1.3	(0.5)		0.8
Balance at December 31, 2005	76.0	528.1	628.8	(13.6)	1,143.3

Comprehensive income:
Net income			108.8		108.8
Minimum pension liability adjustments &
other - net of $5.4 million in tax				7.9	7.9
Cash flow hedge
unrealized gains(losses) - net of $1.7 million in tax				(2.6)	(2.6)
reclassifications to net income- net of $0.7 million in tax				(1.0)	(1.0)
Comprehensive income of unconsolidated
affiliates - net of $4.3 million in tax				6.4	6.4
Total comprehensive income					119.5
Adoption of SFAS 158 - net of $5.2 million in tax				8.0	8.0
Common stock:
Dividends ($1.23 per share)			(93.1)		(93.1)
Adoption of SFAS 123R		(4.1)			(4.1)
Other	0.1	1.5	(0.9)		0.6
Balance at December 31, 2006	76.1	525.5	643.6	5.1	1,174.2

Comprehensive income:
Net income			143.1		143.1
SFAS 158 funded status adjustment - net of $0.5 million in tax				0.7	0.7
Cash flow hedges
unrealized gains(losses) - net of $0.3 million in tax				0.9	0.9
reclassifications to net income- net of $0.3 million in tax				(1.0)	(1.0)
Comprehensive income of unconsolidated
affiliates - net of $4.2 in tax				6.8	6.8
Total comprehensive income					150.5
Adoption of FIN 48			(0.1)		(0.1)
Common stock:
Stock option exercises & other stock plans	0.2	5.2			5.2
Dividends ($1.27 per share)			(96.4)		(96.4)
Other		2.0	(1.8)		0.2
Balance at December 31, 2007	76.3	$532.7	$688.5	$12.5	$1,233.7

The accompanying notes are an integral part of these consolidated financial statements.

VECTREN CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Nature of Operations

Vectren Corporation (the Company or Vectren), an Indiana corporation, is an energy holding company headquartered in Evansville, Indiana.  The Company’s wholly owned subsidiary, Vectren Utility Holdings, Inc. (Utility Holdings), serves as the intermediate holding company for three operating public utilities:  Indiana Gas Company, Inc. (Indiana Gas or Vectren North), Southern Indiana Gas and Electric Company (SIGECO or Vectren South), and the Ohio operations (VEDO or Vectren Ohio).  Utility Holdings also has other assets that provide information technology and other services to the three utilities.  Utility Holdings’ consolidated operations are collectively referred to as the Utility Group.  Both Vectren and Utility Holdings are holding companies as defined by the Energy Policy Act of 2005 (Energy Act).  Vectren was incorporated under the laws of Indiana on June 10, 1999.

Indiana Gas provides energy delivery services to over 568,000 natural gas customers located in central and southern Indiana.  SIGECO provides energy delivery services to over 141,000 electric customers and approximately 112,000 gas customers located near Evansville in southwestern Indiana.  SIGECO also owns and operates electric generation to serve its electric customers and optimizes those assets in the wholesale power market.  Indiana Gas and SIGECO generally do business as Vectren Energy Delivery of Indiana.  The Ohio operations provide energy delivery services to approximately 318,000 natural gas customers located near Dayton in west central Ohio.  The Ohio operations are owned as a tenancy in common by Vectren Energy Delivery of Ohio, Inc. (VEDO), a wholly owned subsidiary of Utility Holdings (53 percent ownership), and Indiana Gas (47 percent ownership).  The Ohio operations generally do business as Vectren Energy Delivery of Ohio.

The Company, through Vectren Enterprises, Inc. (Enterprises), is involved in nonutility activities in three primary business areas:  Energy Marketing and Services, Coal Mining and Energy Infrastructure Services.  Energy Marketing and Services markets and supplies natural gas and provides energy management services.  Coal Mining mines and sells coal.  Energy Infrastructure Services provides underground construction and repair services and performance contracting and renewable energy services.  Enterprises also has other businesses that invest in energy-related opportunities and services, real estate, and leveraged leases, among other investments.  In addition, the Company has in the past invested in projects that generated synfuel tax credits and processing fees relating to the production of coal-based synthetic fuels.  These operations are collectively referred to as the Nonutility Group.  Enterprises supports the Company’s regulated utilities pursuant to service contracts by providing natural gas supply services, coal, infrastructure services, and other services.

2.	Summary of Significant Accounting Policies

A.	Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries, after elimination of significant intercompany transactions.

The Company has investments in partnership-like structures that are variable interest entities as defined by FASB Interpretation 46(R), “Consolidation of Variable Interest Entities” as a limited partner or as a subordinated lender.  These entities are involved in activities surrounding multifamily housing and office properties.  The Company’s exposure to loss is limited to its investment which as of December 31, 2007, and 2006, totaled $11.4 million and $13.4 million, respectively, recorded in Investments in unconsolidated affiliates, and $11.5 million in both years recorded in Other investments.  The Company is also the equity owner in three leveraged leases, which as of December 31, 2007, and 2006, totaled $11.0 million and $10.2 million, respectively.  The Company does not consolidate any of these entities.

B.	Cash & Cash Equivalents
All highly liquid investments with an original maturity of three months or less at the date of purchase are considered cash equivalents.

C.	Inventories
Inventories consist of the following:
	At December 31,
(In millions)	2007	2006
Gas in storage – at average cost	$76.8	$73.0
Materials & supplies	33.0	29.5
Fuel (coal & oil) for electric generation	30.6	31.2
Gas in storage – at LIFO cost	16.7	26.5
Other	3.8	3.3
Total inventories	$160.9	$163.5

Based on the average cost of gas purchased during December, the cost of replacing gas in storage carried at LIFO cost exceeded LIFO cost at December 31, 2007, and 2006, by approximately $73.0 million and $79.0 million, respectively.  Gas in storage of the Indiana regulated operations is stated at LIFO.  All other inventories are carried at average cost.

D.	Utility Plant & Depreciation
Utility plant is stated at historical cost, including AFUDC.  Depreciation rates are established through regulatory proceedings and are applied to all in-service utility plant.  The original cost of utility plant, together with depreciation rates expressed as a percentage of original cost, follows:
	At December 31,
(In millions)	2007		2006
	Original Cost	Depreciation Rates as a Percent of Original Cost	Original Cost	Depreciation Rates as a Percent of Original Cost
Gas utility plant	$2,077.5	3.6%	$1,956.1	3.6%
Electric utility plant	1,815.8	3.3%	1,685.5	3.4%
Common utility plant	45.5	2.8%	45.2	3.0%
Construction work in progress	124.1	-	133.4	-
Total original cost	$4,062.9		$3,820.2

AFUDC represents the cost of borrowed and equity funds which are used for construction purposes, and charged to construction work in progress during the construction period.  AFUDC is included in Other – net in the Consolidated Statements of Income.  The total AFUDC capitalized into utility plant and the portion of which was computed on borrowed and equity funds for all periods reported follows:

	Year Ended December 31,
(In millions)	2007	2006	2005
AFUDC – borrowed funds	$3.5	$2.6	$1.6
AFUDC – equity funds	0.5	1.5	0.3
Total AFUDC	$4.0	$4.1	$1.9

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

Jointly Owned Plant
SIGECO and Alcoa Generating Corporation (AGC), a subsidiary of ALCOA, own the 300 MW Unit 4 at the Warrick Power Plant as tenants in common.  SIGECO's share of the cost of this unit at December 31, 2007 is $63.5 million with accumulated depreciation totaling $46.6 million.  The construction work-in-progress balance associated with SIGECO’s ownership interest totaled $56.4 million at December 31, 2007.  AGC and SIGECO also share equally in the cost of operation and output of the unit.  SIGECO's share of operating costs is included in Other operating expenses in the Consolidated Statements of Income.

E.	Nonutility Property
Nonutility property, net of accumulated depreciation and amortization follows:

	At December 31,
(In millions)	2007	2006
Computer hardware & software	$117.0	$107.7
Land & buildings	76.2	73.4
Coal mine development costs & equipment	71.3	59.7
Vehicles & equipment	35.0	33.0
All other	20.8	20.6
Nonutility property - net	$320.3	$294.4

The depreciation of nonutility property is charged against income over its estimated useful life (ranging from 3.5 to 40 years), using the straight-line method of depreciation or units-of-production method of amortization.  Repairs and maintenance, which are not considered improvements and do not extend the useful life of the nonutility property, are charged to expense as incurred.  When nonutility property is retired, or otherwise disposed of, the asset and accumulated depreciation are removed, and the resulting gain or loss is reflected in income.  Nonutility property is presented net of accumulated depreciation and amortization totaling $258.7 million and $217.0 million as of December 31, 2007, and 2006, respectively.  For the years ended December 31, 2007, 2006, and 2005, the Company capitalized interest totaling $2.3 million, $1.2 million, and $0.4 million, respectively, on nonutility plant construction projects.

F.	Goodwill
Goodwill arising from business combinations is accounted for in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142).  SFAS 142 requires a portion of goodwill be charged to expense only when it is impaired.  The Company tests its goodwill for impairment at a reporting unit level at least annually and that test is performed at the beginning of each year.  Impairment reviews consist of a comparison of the fair value of a reporting unit to its carrying amount.  If the fair value of a reporting unit is less than its carrying amount, an impairment loss is recognized in operations.  Through December 31, 2007, no goodwill impairments have been recorded.  Approximately $205.0 million of the Company’s goodwill is included in the Gas Utility Services operating segment.  The remaining $33.0 million is attributable to the Nonutility Group.

G.	Intangible Assets
Intangible assets consist of the following:

(In millions)	At December 31,
	2007		2006
	Amortizing	Non-amortizing	Amortizing	Non-amortizing
Customer-related assets	$8.9	$-	$9.6	$-
Market-related assets	0.1	7.0	0.1	7.0
Intangible assets, net	$9.0	$7.0	$9.7	$7.0

For amortizing intangible assets, the weighted average remaining life for customer-related assets is 24.3 years and for market-related assets is 2.5 years.  The total weighted average life is 23.8 years.  These amortizing intangible assets have no significant residual values.  Intangible assets are presented net of accumulated amortization totaling $2.0 million for customer-related assets and $0.2 million for market-related assets at December 31, 2007 and $0.2 million for customer-related assets and $0.2 million for market-related assets at December 31, 2006.  In 2007, 2006 and 2005, amortization associated with intangible assets was $0.7 million, $0.5 million and $0.5 million, respectively, and should approximate that amount in each of the next five years.  Intangible assets are primarily in the Nonutility Group.

The Company also has emission allowances relating to its wholesale power marketing operations totaling $2.6 million and $4.2 million at December 31, 2007 and 2006, respectively.  The value of the emission allowances are recognized as they are consumed or sold on the open market.

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

 Regulatory Assets consist of the following:

	At December 31,
(In millions)	2007	2006
Future amounts recoverable from ratepayers related to:
Benefit obligations	$23.6	$46.7
Income taxes	14.0	13.3
Interest rate derivatives	8.9	-
Asset retirement obligations & other	10.9	1.9
	57.4	61.9
Amounts deferred for future recovery chared to customers related to:
Demand side management programs	-	27.7
MISO-related costs	-	17.1
Cost recovery riders & other	1.9	4.7
	1.9	49.5
Amounts currently recovered in customer rates related to:
Demand side management programs	27.6	1.5
Unamortized debt issue costs & hedging proceeds	25.0	26.4
Indiana authorized trackers	21.5	6.1
MISO-related costs	20.8	-
Ohio authorized trackers	10.4	10.4
Premiums paid to reacquire debt & other	10.7	7.7
	116.0	52.1
Total regulatory assets	$175.3	$163.5

Of the $116.0 million currently being recovered in customer rates charged to customers, $27.6 million is earning a return.  The weighted average recovery period of regulatory assets currently being recovered is 8 years.  The Company has rate orders for all deferred costs not yet in rates and therefore believes that future recovery is probable.

Regulatory Liabilities
At December 31, 2007 and 2006, the Company has approximately $307.2 million and $291.1 million, respectively, in regulatory liabilities.  Of these amounts, $288.3 million and $270.6 million relate to cost of removal obligations.

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

ARO’s included in Other liabilities total $18.8 million and $20.8 million at December 31, 2007 and 2006, respectively.  At December 31, 2007, a $9.5 million ARO is included in Accrued liabilities.  During 2007, the Company recorded accretion of $1.2 million and increases in estimates of $6.3 million.  During 2006, the Company recorded accretion of $1.2 million and reductions in estimates of totaling $1.2 million.

J.	Impairment Review of Long-Lived Assets
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

K.	Comprehensive Income
Comprehensive income is a measure of all changes in equity that result from the non-shareholder transactions.  This information is reported in the Consolidated Statements of Common Shareholders' Equity.  A summary of the components of and changes in Accumulated other comprehensive income for the past three years follows:

	2005			2006		2007
	Beginning	Changes	End	Changes	End	Changes	End
	of Year	During	of Year	During	of Year	During	of Year
(In millions)	Balance	Year	Balance	Year	Balance	Year	Balance

Unconsolidated affiliates	$4.1	$(4.6)	$(0.5)	$10.7	$10.2	$11.0	$21.2
Pension & other benefit costs	(29.3)	0.3	(29.0)	26.5	(2.5)	1.2	(1.3)
Cash flow hedges	-	6.7	6.7	(6.0)	0.7	(0.1)	0.6
Deferred income taxes	10.2	(1.0)	9.2	(12.5)	(3.3)	(4.7)	(8.0)
Accumulated other comprehensive income (loss)	$(15.0)	$1.4	$(13.6)	$18.7	$5.1	$7.4	$12.5

Accumulated other comprehensive income arising from unconsolidated affiliates is primarily the Company’s portion of ProLiance Holdings, LLC’s accumulated comprehensive income related to use of cash flow hedges, including commodity contracts, and the Company’s portion of Haddington Energy Partners, LP’s accumulated comprehensive income related to unrealized gains and losses on marketable securities.  (See Note 3 for more information on unconsolidated affiliates.)

L.	Revenues
Revenues are recorded as products and services are delivered to customers.  To more closely match revenues and expenses, the Company records revenues for all gas and electricity delivered to customers but not billed at the end of the accounting period.

M.	Excise and Utility Receipts Taxes
Excise taxes and a portion of utility receipts taxes are included in rates charged to customers.  Accordingly, the Company records these taxes received as a component of operating revenues, which totaled $41.8 million in 2007, $39.7 million in 2006, and $42.6 million in 2005.  Expense associated with excise and utility receipts taxes are recorded as a component of Taxes other than income taxes.

N.	Use of Estimates
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

As more fully described in Note 9, the Company applied the intrinsic method prescribed in APB Opinion 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations when measuring compensation expense for its share-based compensation plans in the years prior to 2006.  The exercise price of stock options awarded under the Company’s stock option plans equaled the fair market value of the underlying common stock on the date of grant.  Accordingly, no compensation expense was recognized related to stock option plans prior to 2006.  For the year ended December 31, 2005 the effect on net income and earnings per share as if the fair value based method prescribed in SFAS 123 had been applied to stock option grants follows:

Year Ended
December 31,
(In millions, except per share amounts)	2005

Net Income as reported:	$136.8

Share-based employee compensation included in reported net income-net of tax	2.1

Total share-based employee compensation expense determined under fair value
based method for all awards-net of tax	(2.8)
Pro forma net income	$136.1

Basic earnings per share as reported:	$1.81
Basic earnings per share pro forma:	1.80

Diluted earnings per share as reported:	$1.80
Diluted earnings per share pro forma:	1.79

3.	Investments in Unconsolidated Affiliates

Investments in unconsolidated affiliates where the Company has significant influence are accounted for using the equity method of accounting.  The Company’s share of net income or loss from these investments is recorded in Equity in earnings of unconsolidated affiliates (See Note 17).  Dividends are recorded as a reduction of the carrying value of the investment when received.  Investments in unconsolidated affiliates where the Company does not have significant influence are accounted for using the cost method of accounting and include adjustments for declines in value judged to be other than temporary.  Dividends are recorded as Other - net when received.  Investments in unconsolidated affiliates consist of the following:

	At December 31,
(In millions)	2007	2006
ProLiance Energy, LLC	$178.6	$146.7
Haddington Energy Partnerships	13.8	13.8
Other partnerships & corporations	16.4	20.5
Total investments in unconsolidated affiliates	$208.8	$181.0

ProLiance Holdings, LLC
ProLiance Holdings, LLC (ProLiance), a nonutility energy marketing affiliate of Vectren and Citizens Gas and Coke Utility (Citizens Gas), provides services to a broad range of municipalities, utilities, industrial operations, schools, and healthcare institutions located throughout the Midwest and Southeast United States.  ProLiance’s customers include Vectren’s Indiana utilities and nonutility gas supply operations as well as Citizens Gas.  ProLiance’s primary businesses include gas marketing, gas portfolio optimization, and other portfolio and energy management services.  Consistent with its ownership percentage, Vectren is allocated 61 percent of ProLiance’s profits and losses; however, governance and voting rights remain at 50 percent for each member; and therefore, the Company accounts for its investment in ProLiance using the equity method of accounting.  The Company, including its retail gas supply operations, contracted for 75 percent of its natural gas purchases through ProLiance in 2007 and 2006.
Summarized Financial Information
	Year Ended December 31,
(in millions)	2007	2006	2005
Summarized Statement of Income information:
Revenues	$2,267.1	$2,505.5	$3,237.0
Margin	97.4	105.9	116.0
Operating income	61.5	55.0	87.1
ProLiance's earnings	67.2	57.9	86.0

	As of December 31,
(In millions)	2007	2006
Summarized balance sheet information:
Current assets	$684.3	$652.4
Noncurrent assets	45.2	41.5
Current liabilities	436.9	453.7
Noncurrent liabilities	4.3	4.2
Equity	288.3	236.1

Vectren’s share of ProLiance’s earnings, after income taxes, allocated interest expense, and other income was $22.9 million, $18.3 million, and $31.1 million for the years ended December 31, 2007, 2006, and 2005, respectively.

Transactions with ProLiance
Purchases from ProLiance for resale and for injections into storage for the years ended December 31, 2007, 2006, and 2005, totaled $792.4 million, $777.0 million, and $1,049.3 million, respectively.  Amounts owed to ProLiance at December 31, 2007, and 2006, for those purchases were $81.5 million and $84.8 million, respectively, and are included in Accounts payable to affiliated companies in the Consolidated Balance Sheets.  Amounts charged by ProLiance for gas supply services are established by supply agreements with each utility.

Vectren received regulatory approval on April 25, 2006, from the IURC for ProLiance to provide natural gas supply services to the Company’s Indiana utilities through March 2011.  ProLiance has not provided gas supply/portfolio administration services to VEDO since October 31, 2005.

Regulatory Matter
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

ProLiance Lawsuit Settlement
On November 22, 2006, ProLiance settled a 2002 civil lawsuit between the City of Huntsville, Alabama and ProLiance.  The $21.6 million settlement related to a dispute over a contractual relationship with Huntsville Utilities during 2000-2002.

During 2006, ProLiance recorded an $18.3 million charge recognizing the settlement.  During 2004, ProLiance recorded $3.9 million as a reserve for loss contingency recognizing the initial unfavorable judgment and the uncertainties related to ultimate outcome.  During 2006 and 2005, $0.1 million and $0.5 million of legal fees were charged against the reserve.

As an equity investor in ProLiance, Vectren recorded its share of these charges which totaled $6.6 million after tax in 2006 and $1.4 million after tax in 2004.

Haddington Energy Partnerships
The Company has an approximate 40 percent ownership interest in Haddington Energy Partners, LP (Haddington I) and Haddington Energy Partners II, LP (Haddington II).  On a combined basis, these partnerships raised a total of $67 million to invest in energy related ventures.  As of December 31, 2007, the Company has no further commitments to invest in either Haddington I or II.  As of December 31, 2007, these Haddington ventures have two remaining investments related to compressed air storage and liquefied natural gas storage.  Both Haddington ventures are investment companies accounted for using the equity method of accounting.

The following is summarized financial information as to the assets, liabilities, and results of operations of Haddington.  For the year ended December 31, 2007, revenues, operating loss, and net loss were (in millions) zero, $(0.4), and $(0.3), respectively.  For the year ended December 31, 2006, revenues, operating loss, and net loss were (in millions) zero, $(0.3), and $(0.3), respectively.  For the year ended December 31, 2005, revenues, operating income, and net income were (in millions) $13.2, $12.4, and $22.2, respectively.  As of December 31, 2007, investments, other assets, and liabilities were (in millions) $31.3, $1.1, and zero, respectively.  As of December 31, 2006, investments, other assets, and liabilities were (in millions) $31.3, $1.0, and zero, respectively.

Pace Carbon Synfuels, LP
Pace Carbon Synfuels, LP (Pace Carbon) is a Delaware limited partnership formed to develop, own, and operate four projects to produce and sell coal-based synthetic fuel (synfuel) utilizing Covol technology.  The Company has an 8.3 percent interest in Pace Carbon which is accounted for using the equity method of accounting.  The Internal Revenue Code provided for manufacturers, such as Pace Carbon, to receive a tax credit for every ton of synthetic fuel sold.  In addition, Vectren Fuels, Inc., a wholly owned subsidiary involved in coal mining, received processing fees from synfuel producers unrelated to Pace Carbon for a portion of its coal production.  The tax law authorizing synfuel related credits and fees expired on December 31, 2007.

The Internal Revenue Service issued private letter rulings, which concluded the synthetic fuel produced at the Pace Carbon facilities should qualify for tax credits. The IRS has completed tax audits of Pace Carbon for the years 1998 through 2001 without challenging tax credit calculations. Generally, the statute of limitations for the IRS to audit a tax return is three years from filing. Therefore tax credits utilized in 2004 – 2007 are still subject to IRS examination. However, avenues remain where the IRS could challenge tax credits of pre-2004 years.

As a partner of Pace Carbon, Vectren has reflected synfuel tax credits in its consolidated results from inception through December 31, 2007 of approximately $99 million, of which approximately $60 million have been generated since 2003. To date, Vectren has been in a position to utilize or carryforward substantially all of the credits generated. Primarily from the use of these credits, the Company has an Alternative Minimum Tax (AMT) credit carryforward of approximately $35.7 million at December 31, 2007.
Synfuel tax credits are only available when the price of oil is less than a base price specified by the Internal Revenue Code, as adjusted for inflation.  The Company estimates that high oil prices caused a 74 percent phase out in 2007.  Therefore, of the $23.1 million tax credits generated in 2007, only $6.0 million are reflected as a reduction to the Company’s income tax expense.  In 2006 high oil prices resulted in a 35 percent phase out of synfuel tax credits.  Of the $21.5 million tax credits generated in 2006, only $14.0 million are reflected as a reduction to the Company’s income tax expense.

Since 2005, the Company executed several financial contracts to hedge oil price risk.  Income statement activity associated with these contracts was gain of $13.4 million in 2007, a loss of $4.7 million in 2006 and a loss of $1.9 million in 2005.  This activity is reflected in Other-net.  Impairment charges related to the investment in Pace Carbon approximating $9.5 million were recorded in Other-net in 2006.

Synfuel-related results, inclusive of equity method losses and their related tax benefits as well as the tax credits and other related activity, were earnings of $6.8 million in 2007, compared to a loss of $5.3 million in 2006 and earnings of $11.7 million in 2005.

The following is summarized financial information as to the assets, liabilities, and results of operations of Pace Carbon.  For the year ended December 31, 2007, revenues, margin, operating loss, and net loss were (in millions) $471.1, ($139.7), ($158.8), and ($240.2), respectively.  For the year ended December 31, 2006, revenues, margin, operating loss, and net loss were (in millions) $389.7, ($116.4), ($175.5), and ($176.8), respectively.  For the year ended December 31, 2005, revenues, margin, operating loss, and net loss were (in millions) $333.4, ($135.3), ($170.3), and ($175.7), respectively.  As of December 31, 2007, current assets, noncurrent assets, current liabilities, and noncurrent liabilities were (in millions) $65.3, $67.3, $50.8, and $48.6, respectively.  As of December 31, 2006, current assets, noncurrent assets, current liabilities, and noncurrent liabilities were (in millions) $61.3, $54.4, $46.6, and $36.5, respectively.

Utilicom Networks, LLC & Related Entities
The Company had an approximate 2 percent equity interest and a convertible subordinated debt investment in Utilicom Networks, LLC (Utilicom).  The Company also had an approximate 19 percent equity interest in SIGECOM Holdings, Inc. (Holdings), which was formed by Utilicom to hold interests in SIGECOM, LLC (SIGECOM).  SIGECOM provided broadband services, such as cable television, high-speed internet, and advanced local and long distance phone services, to the greater Evansville, Indiana area.  The Company accounted for its investments in Utilicom and Holdings using the cost method of accounting.

In August 2006, SIGECOM’s majority owner and the Company sold their interests in SIGECOM to WideOpenWest, LLC.  Resulting from the sale, the Company recorded a loss of $1.3 million after tax in 2006.  Proceeds to the Company, which includes the settlement of notes receivable, approximated $45 million and were received in 2007.

Undistributed Earnings of Unconsolidated Affiliates
As of December 31, 2007, undistributed earnings of unconsolidated affiliates approximated $158 million and are primarily comprised of the undistributed earnings of ProLiance.

4.	Miller Pipeline Corporation Acquisition in 2006

Effective July 1, 2006, the Company purchased the remaining 50 percent ownership in Miller Pipeline Corporation (Miller), making Miller a wholly owned subsidiary.  The results of Miller’s operations, formerly accounted for using the equity method, have been included in consolidated results since July 1, 2006.  Based on current accounting rules, Miller is consolidated on a prospective basis only.  Prior periods were not restated.

Miller, originally founded in 1953, performs natural gas and water distribution, transmission, and construction repair and rehabilitation primarily in the Midwest and the repair and rehabilitation of gas, water, and wastewater facilities nationwide.  Miller’s customers include Vectren’s utilities.

While the acquisition of Miller has not been material to the overall financial statements, consolidating Miller resulted in, among other impacts, increases in Nonutility revenue totaling $105.7 million in 2007 compared to 2006 and $77.6 million in 2006 compared to 2005; and increases in Other operating expense totaling $90.9 million in 2007 compared to 2006 and $60.8 million in 2006 compared to 2005.  The transaction also increased consolidated Goodwill by approximately $31 million, intangible assets, which are included in Other assets, by $14 million, and $24 million in Long-term debt.  Of the $31 million of goodwill, approximately $0.9 million is not deductible for tax purposes.

Prior to this transaction, Miller was 100 percent owned by Reliant Services, LLC (Reliant).  Reliant, a 50 percent owned strategic alliance with an affiliate of Duke Energy Corporation, is accounted for using the equity method of accounting, and previously provided facilities locating and meter reading services to the Company’s utilities.  In 2007, fees paid to Reliant were less than $0.1 million.  For the years ended December 31, 2006, and 2005, fees paid to Reliant for locating and meter reading services as well as for Miller’s construction-related services totaled $20.6 million, and $21.3 million, respectively.  Amounts charged are market based.  Amounts owed to Reliant totaled less than $0.1 million at both December 31, 2007 and 2006 and are included in Accounts payable to affiliated companies in the Consolidated Balance Sheets.  Reliant exited the meter reading and facilities locating businesses in 2006.

5.	Other Investments

Other investments consist of the following:
	At December 31,
(In millions)	2007	2006
Leveraged leases	$30.3	$31.0
Cash surrender value of life insurance policies (See Note 7)	18.2	16.6
Other investments	28.5	26.9
Total other investments	$77.0	$74.5

Leveraged Leases
The Company is a lessor in three leveraged lease agreements under which real estate or equipment is leased to third parties.  The total equipment and facilities cost was approximately $76.2 million at both December 31, 2007, and 2006, respectively.  The cost of the equipment and facilities was partially financed by non-recourse debt provided by lenders who have been granted an assignment of rentals due under the leases and a security interest in the leased property, which they accepted as their sole remedy in the event of default by the lessee.  Such debt amounted to approximately $46.7 million and $47.4 million at December 31, 2007, and 2006, respectively.  At December 31, 2007 and 2006, the Company’s leveraged lease investment, net of related deferred tax liabilities, was $11.0 million and $10.2 million, respectively.

Other Investments
Other investments include notes receivable, restricted cash, and a municipal bond, among other items.

6.	Income Taxes

The components of income tax expense and utilization of investment tax credits follow:
	Year Ended December 31,
(In millions)	2007	2006	2005
Current:
Federal	$35.9	$18.2	$37.9
State	13.1	10.7	14.8
Total current taxes	49.0	28.9	52.7
Deferred:
Federal	24.6	7.0	(6.0)
State	4.1	(3.6)	(0.2)
Total deferred taxes	28.7	3.4	(6.2)
Amortization of investment tax credits	(1.7)	(2.0)	(2.4)
Total income tax expense	$76.0	$30.3	$44.1

The liability method of accounting is used for income taxes under which deferred income taxes are recognized to reflect the tax effect of temporary differences between the book and tax bases of assets and liabilities at currently enacted income tax rates.  Significant components of the net deferred tax liability follow:

	At December 31,
(In millions)	2007	2006
Noncurrent deferred tax liabilities (assets):
Depreciation & cost recovery timing differences	$310.2	$297.0
Leveraged leases	19.3	20.8
Regulatory assets recoverable through future rates	20.3	21.0
Demand side management programs	7.9	8.4
Other comprehensive income	7.2	2.5
Alternative minimum tax carryforward	(3.4)	(42.1)
Employee benefit obligations	(34.5)	(39.2)
Net operating loss & other carryforwards	(4.1)	(10.1)
Regulatory liabilities to be settled through future rates	(6.3)	(7.7)
Other – net	1.5	10.1
Net noncurrent deferred tax liability	318.1	260.7
Current deferred tax (assets)/liabilities:
Deferred fuel costs-net	(1.2)	(1.8)
Alternative minimum tax carryforward	(29.6)	-
Other – net	0.9	(1.8)
Net current deferred tax (asset)/liability	(29.9)	(3.6)
Net deferred tax liability	$288.2	$257.1

At December 31, 2007, and 2006, investment tax credits totaling $8.2 million and $9.9 million, respectively, are included in Deferred credits and other liabilities.  These investment tax credits are amortized over the lives of the related investments.  At December 31, 2007, the Company has alternative minimum tax carryforwards of $33.0 million, which do not expire.  In addition, the Company has $4.0 million in net operating loss carryforwards that relate to the acquisition of Miller, which will expire in 5 to 20 years.

A reconciliation of the federal statutory rate to the effective income tax rate follows:

	Year Ended December 31,
	2007	2006	2005
Statutory rate:	35.0%	35.0%	35.0%
State and local taxes-net of federal benefit	4.3	5.7	5.5
Synfuel tax credits	(3.0)	(9.6)	(12.3)
Adjustment of income tax accruals	(0.7)	(2.0)	(1.9)
Tax law change	0.2	(2.5)	-
Amortization of investment tax credit	(0.8)	(1.4)	(1.3)
Depletion	(0.7)	(1.6)	(1.0)
Other tax credits	(0.2)	(0.5)	(0.4)
All other-net	0.6	(1.3)	0.8
Effective tax rate	34.7%	21.8%	24.4%

Accounting for Uncertainty in Income Taxes

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

As a result of the implementation of FIN 48, the Company recognized an approximate $0.3 million increase in the liability for unrecognized tax benefits, of which $0.1 million was accounted for as a reduction to the January 1, 2007, balance of Retained earnings and $0.2 million was recorded as an increase to Goodwill.  At adoption, the total amount of gross unrecognized tax benefits was $11.6 million.

Following is a reconciliation of the total amount of unrecognized tax benefits as of December 31, 2007:

(in millions)
Unrecognized tax benefits at 1/1/2007	$11.6
Gross Increases - tax positions in prior periods	0.3
Gross Decreases - tax positions in prior periods	(7.4)
Gross Increases - current period tax positions	1.9
Gross Decreases - current period tax positions	(0.2)
Unrecognized tax benefits at December 31, 2007	$6.2

Of the change in unrecognized tax benefits during 2007 of $5.4 million, $3.1 million impacted the effective tax rate.  The amount of unrecognized tax benefits, which, if recognized, that would impact the effective tax rate as of December 31, 2007, was $0.1 million.  The remaining unrecognized tax benefit relates to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority.

The Company accrues interest and penalties associated with unrecognized tax benefits in Income taxes.  During the year ended December 31, 2007, the Company recognized expense related to interest and penalties totaling approximately $0.5 million.  During the years ended December 31, 2006 and 2005, the Company recognized expense related to interest and penalties of less than $1 million in both years.  The Company had approximately $0.8 million and $1.9 million for the payment of interest and penalties accrued as of December 31, 2007 and December 31, 2006, respectively.

The liability included in Other liabilities on the Consolidated Balance Sheet for unrecognized tax benefits inclusive of interest, penalties and net of secondary impacts, which are benefits, totaled $2.5 million at December 31, 2007.

From time to time, the Company may consider changes to filed positions that could impact its unrecognized tax benefits.  However, it is not expected that such changes would have a significant impact on earnings and would only affect the timing of payments to taxing authorities.

The Company and/or certain of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states.  The Internal Revenue Service (IRS) has conducted examinations of the Company’s U.S. federal income tax returns for tax years through December 31, 2004.  The State of Indiana, the Company’s primary state tax jurisdiction, has conducted examinations of state income tax returns for tax years through December 31, 2002.  On February 15, 2008, the Company was notified by the IRS of their intent to perform a limited scope examination of the Company’s 2005 consolidated tax return.

7.	Retirement Plans & Other Postretirement Benefits

At December 31, 2007, the Company maintains three qualified defined benefit pension plans, a nonqualified supplemental executive retirement plan (SERP), and three other postretirement benefit plans.  The defined benefit pension and other postretirement benefit plans, which cover eligible full-time regular employees, are primarily noncontributory.  The postretirement health care and life insurance plans are a combination of self-insured and fully insured plans.  The Company has Voluntary Employee Beneficiary Association (VEBA) Trust Agreements for the partial funding of postretirement health benefits for retirees and their eligible dependents and beneficiaries.  Annual VEBA funding is discretionary.  The detailed disclosures of benefit components that follow are based on an actuarial valuation using a measurement date as of September 30.  The qualified pension plans and the SERP are aggregated under the heading “Pension Benefits.”  Other postretirement benefit plans are aggregated under the heading “Other Benefits.”

Adoption of SFAS 158
On December 31, 2006, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158).  SFAS 158 required the Company to recognize the funded status of its pension plans and postretirement plans.  SFAS 158 defines the funded status of a defined benefit plan as its assets less its projected benefit obligation, which includes projected salary increases, and defines the funded status of a postretirement plan as its assets less its accumulated postretirement benefit obligation.  To the extent this obligation exceeded amounts previously recognized, the Company recorded a Regulatory asset for that portion related to its cost-based and rate regulated utilities.  To the extent that excess liability did not relate to a cost-based rate-regulated utility, the offset was recorded as a reduction to equity in Accumulated other comprehensive income.  As a result of adopting this standard, the Company’s assets increased $30.0 million, its liabilities increased $22.0 million and its equity increased $8.0 million.

SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end balance sheet and requires disclosure in the notes to financial statements certain additional information related to net periodic benefit cost for the next fiscal year.  The measurement date provisions are not required to be adopted until 2008.  On January 1, 2008, the Company recorded a $2.7 million reduction to retained earnings to move the measurement date from September 30 to December 31.

Benefit Obligations
A reconciliation of the Company’s benefit obligations at December 31, 2007 and 2006, follows:

	Pension Benefits		Other Benefits
(In millions)	2007	2006	2007	2006
Benefit obligation, beginning of period	$255.4	$255.4	$69.5	$72.0
Service cost – benefits earned during the period	5.6	6.0	0.5	0.6
Interest cost on projected benefit obligation	14.9	14.1	3.9	3.9
Plan participants' contributions	-	-	1.3	1.7
Plan amendments	-	2.1	-	-
Actuarial loss (gain)	(13.9)	(10.2)	1.5	(0.4)
Medicare subsidy receipts	-	-	0.2	0.3
Benefits paid	(12.4)	(12.0)	(6.7)	(8.6)
Benefit obligation, end of period	$249.6	$255.4	$70.2	$69.5

The accumulated benefit obligation for all defined benefit pension plans was $231.9 million and $234.8 million at December 31, 2007 and 2006, respectively.

The benefit obligation as of December 31, 2007 and 2006 was calculated using the following assumptions:

	Pension Benefits		Other Benefits
	2007	2006	2007	2006
Discount rate	6.25%	5.85%	6.25%	5.85%
Rate of compensation increase	3.75%	3.75%	N/A	N/A
Expected increase in Consumer Price Index	N/A	N/A	3.50%	3.50%

To calculate the 2007 ending postretirement benefit obligation, medical claims costs in 2008 were assumed to be 8 percent higher than those incurred in 2007.  That trend was assumed to gradually decline to 5 percent over a three year period and remain level thereafter.  A one-percentage point change in assumed health care cost trend rates would have changed the benefit obligation by approximately $1.3 million.  To calculate the 2006 ending postretirement benefit obligation, medical claims costs in 2007 were assumed to be 9 percent higher than those incurred in 2006.  That trend was assumed to gradually decline to 5 percent over a four year period and to remain level thereafter.

Plan Assets
A reconciliation of the Company’s plan assets at December 31, 2007 and 2006 follows:

	Pension Benefits		Other Benefits
(In millions)	2007	2006	2007	2006
Plan assets at fair value, beginning of period	$185.0	$173.6	$6.8	$7.4
Actual return on plan assets	22.3	14.8	0.9	0.3
Employer contributions	16.9	8.6	4.5	6.0
Plan participants' contributions	-	-	1.3	1.7
Benefits paid	(12.4)	(12.0)	(6.7)	(8.6)
Fair value of plan assets, end of period	$211.8	$185.0	$6.8	$6.8

The asset allocation for the Company's pension and postretirement plans at the measurement date for 2007 and 2006 by asset category follows:

	Pension Benefits		Other Benefits
	2007	2006	2007	2006
Equity securities	64%	62%	74%	65%
Debt securities	31%	33%	26%	31%
Real estate and other	5%	5%	-	4%
Total	100%	100%	100%	100%

The Company invests in trusts that benefit its qualified defined benefit plans.  The general investment objectives are to invest in a diversified portfolio, comprised of both equity and fixed income investments, which are further diversified among various asset classes.  The diversification is designed to minimize the risk of large losses while maximizing total return within reasonable and prudent levels of risk.  The investment objectives specify a targeted investment allocation for the pension plans of 60 percent equities, 35 percent debt, and 5 percent for other asset classes, including real estate for 2007, and for postretirement plans of 65 percent equities, 30 percent debt, and 5 percent short-term investments for 2007.  Objectives do not target a specific return by asset class.  The portfolio’s return is monitored in total and investment objectives are long-term in nature.

Funded Status
The funded status of the plans as of December 31, 2007 and 2006 follows:

	Pension Benefits		Other Benefits
(In millions)	2007	2006	2007	2006
Benefit obligation, end of period	$249.6	$255.4	$70.2	$69.5
Fair value of plan assets, end of period	(211.8)	(185.0)	(6.8)	(6.8)
Post measurement date adjustments	(2.4)	(1.2)	(1.1)	(1.1)
Funded status, end of period:	$35.4	$69.2	$62.3	$61.6
Accrued liabilities	$0.7	$0.7	$3.9	$5.5
Other liabilities	$34.7	$68.5	$58.4	$58.4

As of December 31, 2007 and 2006, the funded status of the SERP, which is included in Pension Benefits in the chart above, was an unfunded amount of $13.1 million and $13.4 million, respectively.

Net Periodic Benefit Costs
A summary of the components of net periodic benefit cost for the three years ended December 31, 2007, follows:

	Pension Benefits			Other Benefits
(In millions)	2007	2006	2005	2007	2006	2005
Service cost	$5.6	$6.0	$5.6	$0.5	$0.6	$0.7
Interest cost	14.9	14.1	13.8	4.0	3.9	4.5
Expected return on plan assets	(14.3)	(13.5)	(13.2)	(0.5)	(0.6)	(0.6)
Amortization of prior service cost	1.7	1.8	1.6	(0.8)	(0.8)	(0.6)
Amortization of actuarial loss (gain)	1.5	2.4	1.8	(0.1)	-	(0.2)
Amortization of transitional obligation	-	-	-	1.1	1.1	1.5
Net periodic benefit cost	$9.4	$10.8	$9.6	$4.2	$4.2	$5.3

A portion of benefit costs are capitalized as Utility plant.  Costs capitalized in 2007, 2006, and 2005 approximated $3.9 million, $4.3 million, and $4.2 million, respectively.

To calculate the expected return on plan assets, the Company uses the plan assets’ market-related value and an expected long-term rate of return.  The fair market value of the assets at the measurement date is adjusted to a market-related value by recognizing the change in fair value experienced in a given year ratably over a five-year period.

Based on a targeted 60 percent equity, 35 percent debt, and 5 percent alternative investments allocation for the pension plans, the Company has used a long-term expected rate of return of 8.25 percent to calculate 2007 periodic benefit cost.  For fiscal 2008, the expected long-term rate of return will also be 8.25 percent.

The Company has increased the discount rate used to measure its benefit obligations and periodic cost due to increases in benchmark interest rates that approximate the expected duration of the Company’s benefit obligations.  For fiscal 2008, the discount rate will be 6.25 percent.

The weighted averages of significant assumptions used to determine net periodic benefit costs follow:

	Pension Benefits			Other Benefits
(In millions)	2007	2006	2005	2007	2006	2005
Discount rate	5.85%	5.50%	5.75%	5.85%	5.50%	5.75%
Rate of compensation increase	3.75%	3.25%	3.50%	N/A	N/A	N/A
Expected return on plan assets	8.25%	8.25%	8.25%	8.25%	8.25%	8.25%
Expected increase in Consumer Price Index	N/A	N/A	N/A	3.50%	3.50%	3.50%

Health care cost trend rate assumptions do not have a material effect on the service and interest cost components of benefit costs.  The Company’s benefit plans limit Vectren’s exposure to increases in health care costs to annual changes in the Consumer Price Index (CPI).  Any increase in health care costs in excess of the CPI increase is the responsibility of the plan participants.

Prior Service Cost, Actuarial Gains and Losses, and Transition Obligation Effects
Following is a reconciliation of the amounts in accumulated other comprehensive income (AOCI) and regulatory assets related to retirement plan obligations at December 31, 2007 and 2006:

(In millions)	2007		2006
	Pensions	Other Benefits	Pensions	Other Benefits
Prior service cost	$11.2	$(4.7)	$12.9	$(5.5)
Unamortized actuarial gain/(loss)	11.9	(1.1)	35.3	(2.2)
Transition obligation	-	7.6	-	8.7
	23.1	1.8	48.2	1.0
Less: Regualtory asset deferral	(21.9)	(1.7)	(45.8)	(0.9)
AOCI before taxes	$1.2	$0.1	$2.4	$0.1

A roll forward of these amounts identifying those components reclassified to periodic cost and those components arising during the year since adoption of SFAS 158 follows:

(In millions)	Pensions		Other Benefits
	Prior Service Cost	Net Gain or Loss	Prior Service Cost	Net Gain or Loss	Transition Obligation
Balance at adoption of SFAS 158	$12.9	$35.3	$(5.5)	$(2.2)	$8.7
Amounts arising during the period		(21.9)	-	1.2	-
Reclassification to benefit costs	(1.7)	(1.5)	0.8	(0.1)	(1.1)
Balance December 31, 2007	$11.2	$11.9	$(4.7)	$(1.1)	$7.6

Related to pension plans, $1.7 million of prior service cost and $0.1 million of actuarial gain/loss is expected to be amortized to periodic cost in 2008.  Related to other benefits, $1.1 million of the transition obligation is expected to be amortized to periodic cost in 2008, and $0.8 million of prior service cost is expected to reduce periodic cost in 2008.

Expected Cash Flows
In 2008, the Company expects to make contributions of approximately $10 million to its pension plan trusts.  In addition, the Company expects to make payments totaling approximately $1 million directly to SERP participants and approximately $5 million directly to those participating in other postretirement plans.

Estimated retiree pension benefit payments, including the SERP, projected to be required during the years following 2007 (in millions) are $13.6 in 2008, $14.4 in 2009 $14.6 in 2010, $16.0 in 2011, $16.4 in 2012 and $95.1 in years 2013-2017.  Expected benefit payments projected to be required for postretirement benefits during the years following 2007 (in millions) are $6.4 in 2008, $7.1 in 2009, $7.5 in 2010, $7.8 in 2011, and $8.0 in 2012 and $44.0 in years 2013-2017.

Defined Contribution Plan
The Company also has defined contribution retirement savings plans that are qualified under sections 401(a) and 401(k) of the Internal Revenue Code.  During 2007, 2006 and 2005, the Company made contributions to these plans of $4.0 million, $3.9 million, and $3.5 million, respectively.

Deferred Compensation Plans
The Company has nonqualified deferred compensation plans, which permit eligible executives and non-employee directors to defer portions of their compensation and vested restricted stock.  A record keeping account is established for each participant, and the participant chooses from a variety of measurement funds for the deemed investment of their accounts.  The measurement funds are similar to the funds in the Company's defined contribution plan and include an investment in phantom stock units of the Company.  The account balance fluctuates with the investment returns on those funds.  At December 31, 2007 and 2006, the liability associated with these plans totaled $29.0 million and $27.6 million, respectively, and is included in Deferred credits and other liabilities.  Deferred compensation expense was $2.2 million, $0.7 million and $2.6 million in 2007, 2006, and 2005, respectively.

The Company has established certain investments to fund its deferred compensation liabilities that are currently funded primarily through corporate-owned life insurance policies.  These investments, which are consolidated, are available to pay plan benefits and are subject to the claims of the Company's creditors.  The cash surrender value of these policies included in Other investments on the Consolidated Balance Sheets were $18.2 million and $16.6 million at December 31, 2007 and 2006, respectively.  Earnings from those investments totaled $0.6 million in 2007, $0.8 million in 2006, and $1.8 million in 2005.

8.	Borrowing Arrangements

Short-Term Borrowings
At December 31, 2007, the Company has $780.0 million of short-term borrowing capacity, including $520.0 million for the Utility Group operations and $260.0 million for the wholly owned Nonutility Group and corporate operations, of which approximately $134 million is available for the Utility Group operations and approximately $89 million is available for wholly owned Nonutility Group and corporate operations.  These borrowing arrangements expire in 2010.  Utility Group credit facilities are primarily used to support the Company’s access to the commercial paper market.  Interest rates and outstanding balances associated with short-term borrowing arrangements follows.

	Year Ended December 31,
(In millions)	2007	2006	2005
Weighted average commercial paper and bank loans outstanding during the year	$391.3	$256.1	$304.5

Weighted average interest rates during the year
Commercial paper	5.54%	5.16%	3.42%
Bank loans	5.61%	5.51%	3.82%

	At December 31,
(In millions)	2007	2006
Commercial paper	$385.9	$270.1
Bank loans	171.1	194.7
Total short-term borrowings	$557.0	$464.8

Long-Term Debt
Long-term senior unsecured obligations and first mortgage bonds outstanding by subsidiary follow:

	At December 31,
(In millions)	2007	2006
Utility Holdings
Fixed Rate Senior Unsecured Notes
2011,6.625%	$250.0	$250.0
2013,5.25%	100.0	100.0
2015,5.45%	75.0	75.0
2018,5.75%	100.0	100.0
2035,6.10%	75.0	75.0
l036,5.95%	100.0	100.0
Total Utility Holdings	700.0	700.0
SIGECO
First Mortgage Bonds
2016, 1986 Series, 8.875%	13.0	13.0
2020, 1998 Pollution Control Series B, 4.50%, tax exempt	4.6	4.6
2024, 2000 Environmental Improvement Series A, 4.65%, tax exempt	22.5	22.5
2029, 1999 Senior Notes, 6.72%	80.0	80.0
2030, 1998 Pollution Control Series B, 5.00%, tax exempt	22.0	22.0
2015, 1985 Pollution Control Series A, current adjustable rate 4.00%, tax exempt,
auction rate mode, 2007 weighted average: 3.83%	9.8	9.8
2023, 1993 Environmental Improvement Series B, current adjustable rate 4.61%,
tax exempt, auction rate mode, 2007 weighted average: 4.13%	22.6	22.6
2025, 1998 Pollution Control Series A, current adjustable rate 4.00%, tax exempt,
auction rate mode, 2007 weighted average: 3.90%	31.5	31.5
2030, 1998 Pollution Control Series C, current adjustable rate 4.77%, tax exempt,
auction rate mode, 2007 weighted average: 4.15%	22.2	22.2
2041, 2007 Pollution Control Series, current adjustable rate 5.22%, tax exempt,
auction rate mode, 2007 weighted average: 4.80%	17.0	-
Total SIGECO	245.2	228.2
Indiana Gas
Senior Unsecured Notes
2007, Series E, 6.54%	-	6.5
2013, Series E, 6.69%	5.0	5.0
2015, Series E, 7.15%	5.0	5.0
2015, Series E, 6.69%	5.0	5.0
2015, Series E, 6.69%	10.0	10.0
2025, Series E, 6.53%	10.0	10.0
2027, Series E, 6.42%	5.0	5.0
2027, Series E, 6.68%	1.0	1.0
2027, Series F, 6.34%	20.0	20.0
2028, Series F, 6.36%	10.0	10.0
2028, Series F, 6.55%	20.0	20.0
2029, Series G, 7.08%	30.0	30.0
Total Indiana Gas	$121.0	$127.5

At December 31,
(In millions)	2007	2006
Vectren Capital Corp.
Fixed Rate Senior Unsecured Notes
2007, 7.83%	$ -	$ 17.5
2010, 4.99%	25.0	25.0
2010, 7.98%	22.5	22.5
2012, 5.13%	25.0	25.0
2012, 7.43%	35.0	35.0
2015, 5.31%	75.0	75.0
Total Vectren Capital Corp.	182.5	200.0
Other Long-Term Notes Payable	0.3	0.6
Total long-term debt outstanding	1,249.0	1,256.3
Current maturities of long-term debt	(0.3)	(24.2)
Debt subject to tender	-	(20.0)
Unamortized debt premium & discount - net	(3.3)	(3.8)
Fair value of hedging arrangements	-	(0.3)
Total long-term debt-net	$ 1,245.4	$ 1,208.0

SIGECO Pollution Control Bonds
On December 6, 2007, SIGECO closed on $17 million of auction rate tax-exempt long-term debt.  The debt has a life of 33 years, maturing on January 1, 2041.  The initial interest rate was set at 4.50 percent but the rate will be reset every 7 days through an auction process that began December 13, 2007.  This new debt was collateralized through the issuance of first mortgage bonds and the payment of interest and principal was insured through Ambac Assurance Corporation.

Utility Holdings 2006 Issuance
In October 2006, Utility Holdings issued $100 million in 5.95 percent senior unsecured notes due October 1, 2036 (2036 Notes).  The 30-year notes were priced at par.  The 2036 Notes are guaranteed by Utility Holdings’ three public utilities:  SIGECO, Indiana Gas, and VEDO.  These guarantees are full and unconditional and joint and several.  These notes, as well as the timely payment of principal and interest, are insured by a financial guaranty insurance policy by Financial Guaranty Insurance Company (FGIC).

The 2036 Notes have no sinking fund requirements, and interest payments are due quarterly.  The notes may be called by Utility Holdings, in whole or in part, at any time on or after October 1, 2011, at 100 percent of principal amount plus accrued interest.  During the first and second quarters of 2006, Utility Holdings entered into several interest rate hedges with a $100 million notional amount.  Upon issuance of the notes, these instruments were settled resulting in the payment of approximately $3.3 million, which was recorded as a Regulatory asset pursuant to existing regulatory orders.  The value paid is being amortized as an increase to interest expense over the life of the issue.  The proceeds from the sale of the 2036 Notes, settlement of the hedging arrangements, and payments of issuance costs totaled approximately $92.8 million.

Utility Holdings 2005 Issuance
In December 2005, Utility Holdings issued senior unsecured notes with an aggregate principal amount of $150 million in two $75 million tranches.  The first tranche was 10-year notes due December 2015, with an interest rate of 5.45 percent priced at 99.799 percent to yield 5.47 percent to maturity (2015 Notes).  The second tranche was 30-year notes due December 2035 with an interest rate of 6.10 percent priced at 99.799 percent to yield 6.11 percent to maturity (2035 Notes).

The notes have no sinking fund requirements, and interest payments are due semi-annually.  The notes may be called by Utility Holdings, in whole or in part, at any time for an amount equal to accrued and unpaid interest, plus the greater of 100 percent of the principal amount or the sum of the present values of the remaining scheduled payments of principal and interest, discounted to the redemption date on a semi-annual basis at the Treasury Rate, as defined in the indenture, plus 20 basis points for the 2015 Notes and 25 basis points for the 2035 Notes.

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

Vectren Capital Corp. 2005 Debt Issuance
On October 11, 2005, Vectren and Vectren Capital Corp., its wholly-owned subsidiary (Vectren Capital), entered into a private placement Note Purchase Agreement (2005 Note Purchase Agreement) pursuant to which various institutional investors purchased the following tranches of notes from Vectren Capital:  (i) $25 million 4.99 percent Guaranteed Senior Notes, Series A due 2010, (ii) $25 million 5.13 percent Guaranteed Senior Notes, Series B due 2012 and (iii) $75 million 5.31 percent Guaranteed Senior Notes, Series C due 2015.  These Guaranteed Senior Notes are unconditionally guaranteed by Vectren, the parent of Vectren Capital.  The proceeds from this financing were received on December 15, 2005.  This Note Purchase Agreement contains customary representations, warranties and covenants, including a covenant to the effect that the ratio of consolidated total debt to consolidated total capitalization will not exceed 75 percent.

On October 11, 2005, Vectren and Vectren Capital entered into First Amendments with respect to a Note Purchase Agreement dated as of December 31, 2000 pursuant to which Vectren Capital issued to institutional investors the following tranches of notes:  (i) $38 million 7.67 percent Senior Notes due 2005, (ii) $17.5 million 7.83 percent Senior Notes due 2007, (iii) $22.5 million 7.98 percent Senior Notes due 2010 and (iv) a Note Purchase Agreement, dated April 25, 1997, pursuant to which Vectren Capital issued to an institutional investor a $35 million 7.43 percent Senior Note due 2012.  The First Amendments (i) conform the covenants to those contained in the 2005 Note Purchase Agreement, (ii) eliminate a credit ratings trigger which would have afforded noteholders the option to require prepayment if the ratings of Indiana Gas or SIGECO fell below a certain level, (iii) replace a more limited support agreement with an unconditional guarantee by Vectren and (iv) provide for a 100 basis point increase in interest rates if the ratio of consolidated total debt to total capitalization exceeds 65 percent.

Long-Term Debt Put & Call Provisions
Certain long-term debt issues contain put and call provisions that can be exercised on various dates before maturity.  The put or call provisions are not triggered by specific events, but are based upon dates stated in the note agreements, such as when notes are remarketed.  During 2007, 2006 and 2005, no debt was put to the Company.  Debt which may be put to the Company during the years following 2007 (in millions) is zero in 2008, $80.0 in 2009, $10.0 in 2010, $30.0 in 2011, zero in 2012 and thereafter.  Debt that may be put to the Company within one year is classified as Long-term debt subject to tender in current liabilities.

In February 2008, SIGECO began the process of providing notice to the current holders of approximately $103 million of tax exempt auction rate mode long term debt that the Company will convert that debt from its current auction rate mode into a daily interest rate mode during March 2008.  The debt will be subject to mandatory tender for purchase on the conversion date at 100 percent of the principal amount plus accrued interest.

Utility Holdings and Indiana Gas Debt Calls
In 2006, the Company called at par $100.0 million of Utility Holdings senior unsecured notes originally due in 2031.  In 2005, the Company called at par $49.9 million of Indiana Gas insured senior unsecured notes originally due in 2030.  The notes called in 2006 and 2005 had stated interest rates of 7.25 percent and 7.45 percent, respectively.

Other Financing Transactions
At December 31, 2005, $53.7 million of SIGECO notes could be put to the Company in March of 2006, the date of their next remarketing.  In March of 2006, the notes were successfully remarketed, and are now classified in Long-term debt.  Prior to the remarketing, the notes had tax-exempt interest rates ranging from 4.75 percent to 5.00 percent.  After the remarketing, interest rates are reset every seven days using an auction process.

As part of the integration of Miller into the Company’s consolidated financing model, $24.0 million of Miller’s outstanding long-term debt was retired in the fourth quarter of 2006.

Other Company debt totaling $24.0 million in 2007 and $38.0 million in 2005 was retired as scheduled.

Future Long-Term Debt Sinking Fund Requirements & Maturities
The annual sinking fund requirement of SIGECO's first mortgage bonds is 1 percent of the greatest amount of bonds outstanding under the Mortgage Indenture.  This requirement may be satisfied by certification to the Trustee of unfunded property additions in the prescribed amount as provided in the Mortgage Indenture.  SIGECO intends to meet the 2007 sinking fund requirement by this means and, accordingly, the sinking fund requirement for 2007 is excluded from Current liabilities in the Consolidated Balance Sheets.  At December 31, 2007, $836.7 million of SIGECO's utility plant remained unfunded under SIGECO's Mortgage Indenture.  SIGECO’s gross utility plant balance subject to the Mortgage Indenture approximated $2.2 billion at December 31, 2007.

Consolidated maturities of long-term debt during the five years following 2007 (in millions) are zero in 2008 and in 2009, $47.5 in 2010, $250.0 in 2011, and $60.0 in 2012.

Covenants
Both long-term and short-term borrowing arrangements contain customary default provisions; restrictions on liens, sale-leaseback transactions, mergers or consolidations, and sales of assets; and restrictions on leverage and interest coverage, among other restrictions.  As of December 31, 2007, the Company was in compliance with all financial covenants.

Ratings Triggers
None of Vectren’s currently outstanding debt arrangements contain ratings triggers.

Debt Guarantees
Vectren Corporation guarantees Vectren Capital’s long-term and short-term debt, which totaled $183 million and $171 million, respectively, at December 31, 2007.  Utility Holdings’ currently outstanding long-term and short-term debt is jointly and severally guaranteed by Indiana Gas, SIGECO, and VEDO.  Utility Holdings’ long-term and short-term debt outstanding at December 31, 2007, totaled $700 million and $386 million, respectively.

9.	Share-Based Compensation

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

Following is a reconciliation of the total cost associated with share-based awards recognized in the Company’s financial statements to its after tax effect on net income:

	Year ended December 31,
(in millions)	2007	2006	2005
Total cost of share-based compensation	$2.5	$3.2	$4.5
Less capitalized cost	0.5	0.9	1.0
Total in other operating expense	2.0	2.3	3.5
Less income tax benefit in earnings	0.8	0.6	1.4
After tax effect of share-based compensation	$1.2	$1.7	$2.1

Restricted Stock Related Matters
The Company periodically grants executives and other key non-officer employees restricted stock and/or restricted stock units whose vesting is contingent upon meeting a total return and/or return on equity performance objectives.  In addition non-employee directors receive a portion of their fees in restricted stock.  Grants to executives and key non-officer employees generally vest at the end of a four-year period, with performance measured at the end of the third year.  Based on that performance, awards could double or could be entirely forfeited.  Awards to non-employee directors are not performance based and generally vest over one year.  Because executives and non-employee directors have the choice of settling awards in shares, cash, or deferring their receipt into a deferred compensation plan (where the value is eventually withdrawn in cash), these awards are accounted for as liability awards at their settlement date fair value.  Upon adoption of SFAS 123R, the Company reclassified the earned value of these awards, which totaled $4.1 million on January 1, 2006, from equity to other long-term liabilities.  Awards to key non-officer employees must be settled in shares and are therefore accounted for in equity at their grant date fair value.

A summary of the status of the Company’s restricted stock awards separated between those accounted for as liabilities and equity as of December 31, 2007, and changes during the year ended December 31, 2007, is presented below:
	Equity Awards		Liability Awards
		Wtd. Avg.
		Grant Date
	Shares	Fair value	Shares/units	Fair value
Restricted at January 1, 2007	23,009	$26.32	376,185
Granted	13,030	29.18	181,788
Vested	(2,378)	24.88	(68,607)
Forfeited	(11,791)	27.16	(137,478)
Restricted at December 31, 2007	21,870	$28.11	351,888	$ 29.01

As of December 31, 2007, there was $6.1 million of total unrecognized compensation cost related to restricted stock awards.  That cost is expected to be recognized over a weighted-average period of 2.9 years.  The total fair value of shares vested for awards to executives and non-employee directors (Liability Awards) during the years ended December 31, 2007, 2006, and 2005, was $1.9 million, $1.8 million, and $2.1 million, respectively.  The total fair value of shares vested for awards to key non-officer employees (Equity Awards) during the year ended December 31, 2007, was $0.1 million.  On January 1, 2008, the Company granted 21,170 shares of restricted stock and 155,400 restricted stock units to executives and other key non-officer employees.

Stock Option Related Matters
Option awards were granted to executives with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards generally require 3 years of continuous service and have 10-year contractual terms.  Share awards generally vest on a pro-rata basis over 3 years.  No options were granted in 2006 or 2007, and the Company does not intend to issue options in 2008.

The fair value of option awards granted in prior years was estimated on the date of grant using a Black-Scholes option valuation model.  Expected volatilities were based on historical volatility of the Company’s stock and other factors.  The Company used historical data to estimate the expected term and forfeiture patterns of the options.  The risk-free rate for periods within the contractual life of the option was based on the U.S. Treasury yield curve in effect at the time of grant.  The following weighted average assumptions used for grants in the year ended December 31, 2005 were used: risk-free rate of return of 4.22 percent; expected option term of 8 years; expected volatility of 21.43 percent; and dividend yield of 4.4 percent.  The weighted average fair value of options granted in 2005 was $4.36.

A summary of the status of the Company’s stock option awards as of December 31, 2007, and changes during the period ended December 31, 2007, follows:

	Weighted average			Aggregate
			Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
		Price	Term (years)	(In millions)

Outstanding at January 1, 2007	1,963,985	$23.33
Granted	-	-
Exercised	(526,015)	$21.90
Forfeited or expired	(5,196)	$21.27
Outstanding at December 31, 2007	1,432,774	$23.86	5.0	$7.4

Exercisable at December 31, 2007	1,338,775	$23.66	4.8	$7.2

The total intrinsic value of options exercised during the twelve months ended December 31, 2007, 2006, and 2005 was $3.6 million, $0.8 million, and $1.6 million, respectively.  As of December 31, 2007, there was less than $0.1 million of total unrecognized compensation cost related to vesting stock options.  That cost is expected to be recognized in 2008.  The actual tax benefit realized for tax deductions from option exercises was approximately $1.2 million in 2007, $0.2 million in 2006, and $0.1 million in 2005.

The Company periodically issues new shares and also from time to time repurchases shares on the open market to satisfy share option exercises.  During the twelve months ended December 31, 2007, 2006, and 2005, the Company received value upon exercise of stock options totaling approximately $11.4 million, $3.2 million, and $1.6 million, respectively.  During those periods, the Company repurchased shares totaling $6.9 million in 2007 and $3.8 million in 2006.  No shares were purchased on the open market in 2005.  The Company does not expect future period repurchase activity to be materially different.

Deferred Compensation Plan Matters
As discussed above, the Company has nonqualified deferred compensation plans that include an option to invest in Company phantom stock.  The amount recorded in earnings related to the investment activities in Vectren phantom stock associated with these plans during the years ended December 31, 2007, 2006 and 2005, was a cost of $0.4 million, and a benefit of $0.3 million and a cost of $1.5 million, respectively.

10.	Common Shareholders’ Equity

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

The equity forward had an initial forward price of $27.34 per share, representing the public offering price of $28.33 per share, net of underwriting discounts and commissions.  Management therefore estimated the contract had no initial fair value.  If the equity forward had been settled by delivery of shares at December 31, 2007, the Company would have received approximately $126.4 million based on a forward price of $27.47 for the 4.6 million shares.  If the Company had elected to settle the equity forward in cash at December 31, 2007, the Company estimates it would have paid approximately $3 million, assuming the price in the “unwind period” approximates the trailing three month average of Vectren’s stock price.  The federal funds rate was 4.50 percent at December 31, 2007.  The Company currently anticipates settling the equity forward by delivering shares.

Authorized, Reserved Common and Preferred Shares
At December 31, 2007, and 2006, the Company was authorized to issue 480.0 million shares of common stock and 20.0 million shares of preferred stock.  Of the authorized common shares, approximately 6.3 million shares at December 31, 2007 and 7.2 million shares at December 31, 2006, were reserved by the board of directors for issuance through the Company’s share-based compensation plans, benefit plans, and dividend reinvestment plan.  At December 31, 2007, and 2006, there were 396.4 million and 396.7 million, respectively, of authorized shares of common stock and all authorized shares of preferred stock, available for a variety of general corporate purposes, including future public offerings to raise additional capital and for facilitating acquisitions.  At December 31, 2007 available authorized common shares include the 4.6 million shares related to the equity forward.

Shareholder Rights Agreement
The Company’s board of directors previously adopted a Shareholder Rights Agreement (Rights Agreement).  As part of the Rights Agreement, the board of directors declared a dividend distribution of one right for each outstanding Vectren common share.  Each right entitles the holder to purchase from Vectren one share of common stock at a price of $65.00 per share (subject to adjustment to prevent dilution).  The rights become exercisable 10 days following a public announcement that a person or group of affiliated or associated persons (Vectren Acquiring Person) has acquired beneficial ownership of 15 percent or more of the outstanding Vectren common shares (or a 10 percent acquirer who is determined by the board of directors to be an adverse person), or 10 days following the announcement of an intention to make a tender offer or exchange offer, the consummation of which would result in any person or group becoming a Vectren Acquiring Person.  The Vectren Shareholder Rights Agreement expires October 21, 2009.

11.	Earnings Per Share

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share assumes the conversion of stock options into common shares and settlement in shares of an equity forward contract (see Note 10), using the treasury stock method, as well as the conversion of restricted shares using the contingently issuable shares method,  to the extent the effect would be dilutive.

The following table illustrates the basic and dilutive earnings per share calculations for the three years ended December 31, 2007:

	Year Ended December 31,
(In millions, except per share data)	2007	2006	2005
Numerator:
Numerator for basic and diluted EPS - Net income	$143.1	$108.8	$136.8
Denominator:
Denominator for basic EPS - Weighted average
common shares outstanding	75.9	75.7	75.6
Equity forward dilution effect	0.1	-	-
Conversion of stock options and lifting of
restrictions on issued restricted stock	0.6	0.5	0.5
Denominator for diluted EPS - Adjusted weighted
average shares outstanding and assumed
conversions outstanding	76.6	76.2	76.1
Basic earnings per share	$1.89	$1.44	$1.81
Diluted earnings per share	$1.87	$1.43	$1.80

For the years ended December 31, 2007, 2006 and 2005, all options were dilutive.

12.	Commitments & Contingencies

Commitments
Future minimum lease payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year during the five years following 2007 and thereafter (in millions) are $5.6 in 2008, $4.0 in 2009, $3.0 in 2010, $1.2 in 2011, $0.6 in 2012 and $0.7 thereafter.  Total lease expense (in millions) was $8.7 in 2007, $8.5 in 2006, and $6.1 in 2005.

Firm purchase commitments for commodities by consolidated companies total (in millions) $59.9 in 2008, $7.1 in 2009, $2.9 in 2010, 2011 and 2012.  Firm purchase commitments for utility and nonutility plant total (in millions) $36.6 in 2008, $4.0 in 2009, and zero in 2010, 2011 and 2012.

Other Guarantees
Vectren issues guarantees to third parties on behalf of its unconsolidated affiliates.  Such guarantees allow those affiliates to execute transactions on more favorable terms than the affiliate could obtain without such a guarantee.  Guarantees may include posted letters of credit, leasing guarantees, and performance guarantees.  As of December 31, 2007, guarantees issued and outstanding on behalf of unconsolidated affiliates approximated $3 million.  The Company has accrued no liabilities for these guarantees as they relate to guarantees issued among related parties, or such guarantees were executed prior to the adoption of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”

In 2006, the Company issued a guarantee with an approximate $5 million maximum risk related to the residual value of an operating lease that expires in 2011.  As of December 31, 2007, Vectren Corporation has a liability representing the fair value of that guarantee of less than $0.1 million.  Liabilities accrued for, and activity related to, product warranties are not significant.

Legal Proceedings
The Company is party to various legal proceedings arising in the normal course of business.  In the opinion of management, there are no legal proceedings pending against the Company that are likely to have a material adverse effect on its financial position, results of operations or cash flows.

13.	Environmental Matters

Clean Air/Climate Change
In March of 2005 USEPA finalized two new air emission reduction regulations.  The Clean Air Interstate Rule (CAIR) is an allowance cap and trade program requiring further reductions in Nitrogen Oxides (NOx) and Sulfur Dioxide (SO2) emissions from coal-burning power plants.  The Clean Air Mercury Rule (CAMR) is an allowance cap and trade program requiring further reductions in mercury emissions from coal-burning power plants.  Both sets of regulations require emission reductions in two phases.  The first phase deadline for both rules is 2010 (2009 for NOx under CAIR), and the second phase deadline for compliance with the emission reductions required under CAIR is 2015, while the second phase deadline for compliance with the emission reduction requirements of CAMR is 2018.  However, on February 8, 2008, the US Court of Appeals for the District of Columbia vacated the federal CAMR regulations.  At this time it is uncertain how this decision will affect Indiana’s recently finalized CAMR implementation program.

To comply with Indiana’s implementation plan of the Clean Air Act of 1990 and to further comply with CAIR and CAMR of 2005, SIGECO has received authority from the IURC to invest in clean coal technology.  Using this authorization, SIGECO invested approximately $258 million in Selective Catalytic Reduction (SCR) systems at its coal fired generating stations.  SCR technology is the most effective method of reducing NOx emissions where high removal efficiencies are required.  To further reduce particulate matter emissions, the Company invested approximately $49 million in a fabric filter at its largest generating unit (287 MW).  These investments were included in rate base for purposes of determining new base rates that went into effect on August 15, 2007, (See Note 14).  Prior to being included in base rates, return on investments made and recovery of related operating expenses were recovered through a rider mechanism.

Further, the IURC granted SIGECO authority to invest in an SO2 scrubber at its generating facility that is jointly owned with ALCOA (the Company’s portion is 150 MW).  The order, as updated with an increased spending level, allows SIGECO to recover an approximate 8 percent return on up to $92 million, excluding AFUDC, in capital investments through a rider mechanism which is updated every six months for actual costs incurred.  The Company may file periodic updates with the IURC requesting modification to the spending authority.  As of December 31, 2007, the Company has invested approximately $53 million in this project.  The Company expects the SO2 scrubber will be operational in 2009.  At that time, operating expenses including depreciation expense associated with the scrubber will also be recovered through a rider mechanism.

Once the SO2 scrubber is operational, SIGECO’s coal fired generating fleet will be 100 percent scrubbed for SO2 and 90 percent controlled for NOx, and mercury emissions will be reduced to meet the CAMR mercury reduction standards described in the original 2005 emission reduction regulations.  The use of SCR technology positions the Company to be in compliance with the CAIR deadlines specifying reductions in NOx emissions by 2009 and further reductions by 2015.  SIGECO's investments in scrubber, SCR and fabric filter technology positions it to comply with more stringent mercury reduction requirements should CAMR regulations be further modified.

If legislation requiring reductions in carbon dioxide and other greenhouse gases or mandating energy from renewable sources is adopted, such regulation could substantially affect both the costs and operating characteristics of the Company’s fossil fuel generating plants and nonutility coal mining operations.  At this time and in the absence of final legislation, compliance costs and other effects associated with reductions in greenhouse gas emissions or obtaining renewable energy sources remain uncertain.

SIGECO is studying renewable energy alternatives, and on April 9, 2007, filed a green power rider in order to allow customers to purchase green power and to obtain approval of a contract to purchase 30 MW of power generated by wind energy.  The wind contract has been approved.  Future filings with the IURC with regard to new generation and/or further environmental compliance plans will include evaluation of potential carbon requirements.

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

Indiana Gas identified the existence, location, and certain general characteristics of 26 gas manufacturing and storage sites for which it may have some remedial responsibility.  Indiana Gas completed a remedial investigation/feasibility study (RI/FS) at one of the sites under an agreed order between Indiana Gas and the IDEM, and a Record of Decision was issued by the IDEM in January 2000.  Indiana Gas submitted the remainder of the sites to the IDEM's Voluntary Remediation Program  (VRP) and is currently conducting some level of remedial activities, including groundwater monitoring at certain sites, where deemed appropriate, and will continue remedial activities at the sites as appropriate and necessary.

Indiana Gas accrued the estimated costs for further investigation, remediation, groundwater monitoring, and related costs for the sites.  While the total costs that may be incurred in connection with addressing these sites cannot be determined at this time, Indiana Gas has recorded costs that it reasonably expects to incur totaling approximately $21 million.

The estimated accrued costs are limited to Indiana Gas’ share of the remediation efforts.  Indiana Gas has arrangements in place for 19 of the 26 sites with other potentially responsible parties (PRP), which serve to limit Indiana Gas’ share of response costs at these 19 sites to between 20 percent and 50 percent.  With respect to insurance coverage, Indiana Gas has received and recorded settlements from all known insurance carriers under insurance policies in effect when these plants were in operation in an aggregate amount approximating $20 million.

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

SIGECO has filed a declaratory judgment action against its insurance carriers seeking a judgment finding its carriers liable under the policies for coverage of further investigation and any necessary remediation costs that SIGECO may accrue under the VRP program and/or related to the site subject to the May 2007 lawsuit.  While the total costs that may be incurred in connection with addressing these sites cannot be determined at this time, SIGECO has recorded costs that it reasonably expects to incur totaling approximately $8 million.  With respect to insurance coverage, SIGECO has received and recorded settlements from insurance carriers under insurance policies in effect when these sites were in operation in an aggregate amount approximating the costs it expects to incur.

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

Jacobsville Superfund Site
On July 22, 2004, the USEPA listed the Jacobsville Neighborhood Soil Contamination site in Evansville, Indiana, on the National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA).  The USEPA has identified four sources of historic lead contamination.  These four sources shut down manufacturing operations years ago.  When drawing up the boundaries for the listing, the USEPA included a 250 acre block of properties surrounding the Jacobsville neighborhood, including Vectren's Wagner Operations Center.  Vectren's property has not been named as a source of the lead contamination, nor does the USEPA's soil testing to date indicate that the Vectren property contains lead contaminated soils.  Vectren's own soil testing, completed during the construction of the Operations Center, did not indicate that the Vectren property contains lead contaminated soils.  At this time, Vectren anticipates only additional soil testing could be requested by the USEPA at some future date.

14.	Rate & Regulatory Matters

Vectren North (Indiana Gas Company, Inc.) Gas Base Rate Order Received
On February 13, 2008, the Company received an order from the IURC which approved its Vectren North gas rate case.  The order provided for a base rate increase of $16.3 million and an ROE of 10.2 percent, with an overall rate of return of 7.8 percent on rate base of approximately $793 million.  The settlement also provides for the recovery of $10.6 million of costs through separate cost recovery mechanisms rather than base rates.

Further, additional expenditures for a multi-year bare steel and cast iron capital replacement program will be afforded certain accounting treatment that mitigates earnings attrition from the investment between rate cases.  The accounting treatment allows for the continuation of the accrual for allowance for funds used during construction (AFUDC) and the deferral of depreciation expense after the projects go in service but before they are included in base rates.  To qualify for this treatment, the annual expenditures are limited to $20 million and the treatment cannot extend beyond four years on each project.

With this order, the Company has in place for its North gas territory weather normalization, a conservation and lost margin recovery tariff, tracking of gas cost expense related to bad debts and unaccounted for gas through the existing gas cost adjustment mechanism, and tracking of pipeline integrity expense.

Vectren South (SIGECO) Gas Base Rate Order Received
On August 15, 2007, the Company received an order from the IURC which approved its Vectren South electric rate case.  The settlement agreement provides for an approximate $60.8 million electric rate increase to cover the Company’s cost of system growth, maintenance, safety and reliability.  The settlement provides for, among other things: recovery of ongoing costs and deferred costs associated with the MISO; operations and maintenance (O&M) expense increases related to managing the aging workforce, including the development of expanded apprenticeship programs and the creation of defined training programs to ensure proper knowledge transfer, safety and system stability; increased O&M expense necessary to maintain and improve system reliability; benefit to customers from the sale of wholesale power by Vectren’s sharing equally with customers any profit earned above or below $10.5 million of wholesale power margin; recovery of and return on the investment in past demand side management programs to help encourage conservation during peak load periods; timely recovery of the Company’s investment in certain new electric transmission projects that benefit the MISO infrastructure; an overall rate of return of 7.32 percent on rate base of approximately $1,044 million and an allowed return on equity (ROE) of 10.4 percent.

Vectren South (SIGECO) Gas Base Rate Order Received
On August 1, 2007, the Company received an order from the IURC which approved its Vectren South gas rate case.  The order provided for a base rate increase of $5.1 million and an ROE of 10.15 percent, with an overall rate of return of 7.20 percent on rate base of approximately $122 million.  The settlement also provides for the recovery of $2.6 million of costs through separate cost recovery mechanisms rather than base rates.

Further, additional expenditures for a multi-year bare steel and cast iron capital replacement program will be afforded certain accounting treatment that mitigates earnings attrition from the investment between rate cases.  The accounting treatment allows for the continuation of the accrual for allowance for funds used during construction (AFUDC) and the deferral of depreciation expense after the projects go in service but before they are included in base rates.  To qualify for this treatment, the annual expenditures are limited to $3 million and the treatment cannot extend beyond three years on each project.

With this order, the company now has in place for its South gas territory weather normalization, a conservation and lost margin recovery tariff, tracking of gas cost expense related to bad debts and unaccounted for gas through the existing gas cost adjustment mechanism, and tracking of pipeline integrity expense.

Vectren Energy Delivery of Ohio, Inc. (VEDO) Gas Base Rate Case Filing
In November 2007, the Company filed with the PUCO a request for an increase in its base rates and charges for VEDO’s distribution business in its 17-county service area in west central Ohio.  The filing indicates that an increase in base rates of approximately $27 million is necessary to cover the ongoing cost of operating, maintaining and expanding the approximately 5,200-mile distribution system used to serve 318,000 customers.

In addition, the Company is seeking to increase the level of the monthly service charge as well as extending the lost margin recovery mechanism currently in place to be able to encourage customer conservation and is also seeking approval of expanded conservation-oriented programs, such as rebate offerings on high-efficiency natural gas appliances for existing and new home construction, to help customers lower their natural gas bills.  The Company is also seeking approval of a multi-year bare steel and cast iron capital replacement program.

The Company anticipates an order from the PUCO in late 2008.

Ohio and Indiana Lost Margin Recovery/Conservation Filings
In 2005, the Company filed conservation programs and conservation adjustment trackers in Indiana and Ohio designed to help customers conserve energy and reduce their annual gas bills.  The proposed programs would allow the Company to recover costs of promoting the conservation of natural gas through conservation trackers that work in tandem with a lost margin recovery mechanism.  These mechanisms are designed to allow the Company to recover the distribution portion of its rates from residential and commercial customers based on the level of customer revenues established in each utility’s last general rate case.

Indiana
In December 2006, the IURC approved a settlement agreement that provides for a five-year energy efficiency program.  It allows the Company’s Indiana utilities to recover a majority of the costs of promoting the conservation of natural gas through conservation trackers that work in tandem with a lost margin recovery mechanism.  The order was implemented in the North service territory in December 2006, and provides for recovery of 85 percent of the difference between weather normalized revenues actually collected by the Company and the revenues approved in the Company’s most recent rate case.  Energy efficiency programs began in the North gas territory in December 2006.  A similar approach regarding lost margin recovery commenced in the South gas territory on August 1, 2007, as the new base rates went into effect, allowing for recovery of 100 percent of the difference between weather normalized revenues collected and the revenues approved in that rate case.  The recent Vectren North base rate order also allows for full recovery of the difference between weather normalized revenues collected by the Company and the revenues provided for in that settlement, superseding the original December 2006 order.  While most expenses associated with these programs are recoverable, in the first program year the Company incurred $0.9 million in program costs without recovery, of which $0.8 million was expensed in 2007 and, in addition contributed $0.2 million in assets that are being depreciated over the term of the program without recovery.

Ohio
In June 2007, the Public Utilities Commission of Ohio (PUCO) approved a settlement that provides for the implementation of a lost margin recovery mechanism and a related conservation program for the Company’s Ohio operations.  This order confirms the guidance the PUCO previously provided in a September 2006 decision.  The conservation program, as outlined in the September 2006 PUCO order and as affirmed in this order, provides for a two year, $2 million total conservation program to be paid by the Company, as well as a sales reconciliation rider intended to be a recovery mechanism for the difference between the weather normalized revenues actually collected by the Company and the revenues approved by the PUCO in the Company’s most recent rate case.  Approximately 60 percent of the Company’s Ohio customers are eligible for the conservation programs.  The Ohio Consumer Counselor (OCC) and another intervener requested a rehearing of the June 2007 order and the PUCO granted that request in order to have additional time to consider the merits of the request.  In accordance with accounting authorization previously provided by the PUCO, the Company began recognizing the impact of the September 2006 order on October 1, 2006, and has recognized cumulative revenues of $4.6 million, of which $3.3 million was recorded in 2007.  The OCC appealed the PUCO’s accounting authorization to the Ohio Supreme Court, but that appeal has been dismissed as premature pending the PUCO’s consideration of issues raised in the OCC’s request for rehearing.  Since October 1, 2006, the Company has been ratably accruing its $2 million commitment.

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

On April 1, 2005, the MISO energy market commenced operation (the Day 2 energy market).  As a result of being a market participant, the Company now bids its owned generation into the Day Ahead and Real Time markets and procures power for its retail customers at Locational Marginal Pricing (LMP) as determined by the MISO market.  The Company is typically in a net sales position with MISO and is only occasionally in a net purchase position.  Net positions are determined on an hourly basis.  When the Company is a net seller such net revenues are included in Electric Utility revenues and when the Company is a net purchaser such net purchases are included in Cost of fuel and purchased power.  The Company also receives transmission revenue that results from other members’ use of the Company’s transmission system.  These revenues are also included in Electric Utility revenues.

Pursuant to an order from the IURC received in December 2001, certain MISO startup costs (referred to as Day 1 costs) were deferred, and those deferred costs are now being recovered through base rates that went into effect on August 15, 2007.  On June 1, 2005, Vectren, together with three other Indiana electric utilities, received regulatory authority from the IURC to recover fuel related costs and to defer other costs associated with the Day 2 energy market.  The order allows fuel related costs to be passed through to customers in Vectren’s existing fuel cost recovery proceedings.  During 2006, the IURC reaffirmed the definition of certain costs as fuel related; the Company is following those guidelines.  Other MISO fuel related and non-fuel related administrative costs were deferred, and those deferred costs are now being recovered through base rates that went into effect on August 15, 2007.  The IURC order authorizing new base rates also provides for a tracking mechanism associated with ongoing MISO-related costs and transmission revenues.

As a result of MISO’s operational control over much of the Midwestern electric transmission grid, including SIGECO’s transmission facilities, SIGECO’s continued ability to import power, when necessary, and export power to the wholesale market has been, and may continue to be, impacted.  Given the nature of MISO’s policies regarding use of transmission facilities, as well as ongoing FERC initiatives, and a pending Day 3 market, where MISO plans to provide bid-based regulation and contingency operating reserve markets, it is difficult to predict near term operational impacts.  MISO has indicated that the Day 3 ancillary services market would begin in June 2008.

The need to expend capital for improvements to the transmission system, both to SIGECO’s facilities as well as to those facilities of adjacent utilities, over the next several years is expected to be significant.  The Company will timely recover its investment in certain new electric transmission projects that benefit the MISO infrastructure at a FERC approved rate of return.

Weather Normalization
On October 5, 2005, the IURC approved the establishment of a normal temperature adjustment (NTA) mechanism for Vectren Energy Delivery of Indiana.  The OUCC had previously entered into a settlement agreement with Vectren Energy Delivery of Indiana providing for the NTA.  The NTA affects the Company’s Indiana regulated residential and commercial natural gas customers and should mitigate weather risk in those customer classes during the October to April heating season.  These Indiana customer classes represent approximately 60-65 percent of the Company’s total natural gas heating load.

The NTA mechanism will mitigate volatility in distribution charges created by fluctuations in weather by lowering customer bills when weather is colder than normal and increasing customer bills when weather is warmer than normal.  The NTA has been applied to meters read and bills rendered after October 15, 2005.  Each subsequent monthly bill for the seven-month heating season is adjusted using the NTA.

The order provides that the Company will make, on a monthly basis, a commitment of $125,000 to a universal service fund program or other low-income assistance program for the duration of the NTA or until a general rate case.  SIGECO’s portion of its commitment ceased in August 2007, and Indiana Gas’ portion of the commitment ceased on February 14, 2008.

Rate structures in the Company’s Indiana electric territory and Ohio gas territory do not include weather normalization-type clauses.

VEDO Base Rate Increase in 2005
On April 13, 2005, the PUCO approved a $15.7 million base rate increase for VEDO’s gas distribution business.  The base rate change was implemented on April 14, 2005 and provide for the recovery of some level of on-going costs to comply with the Pipeline Safety Improvement Act of 2002.

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

Through a series of rehearings and appeals, including action by the Ohio Supreme Court in the first quarter of 2007, the Company was required to refund $8.6 million to customers.  In total, the Company has reflected $6.2 million in Cost of gas sold related to this matter, of which $1.1 million, $4.1 million, and $1.0 million were recorded in 2007, 2005, and 2003, respectively.  The impact of the disallowance includes a sharing of the ordered refund by Vectren’s partner in ProLiance.  As of December 31, 2007, all amounts have been refunded to customers.

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

When an energy contract that is a derivative is designated and documented as a normal purchase or normal sale, it is exempted from mark-to-market accounting.  Otherwise, energy contracts and financial contracts that are derivatives are recorded at market value as current or noncurrent assets or liabilities depending on their value and on when the contracts are expected to be settled.  Contracts with counter-parties subject to master netting arrangements are presented net in the Consolidated Balance Sheets.  The offset resulting from carrying the derivative at fair value on the balance sheet is charged to earnings unless it qualifies as a hedge or is subject to SFAS 71.  When hedge accounting is appropriate, the Company assesses and documents hedging relationships between the derivative contract and underlying risks as well as its risk management objectives and anticipated effectiveness.  When the hedging relationship is highly effective, derivatives are designated as hedges.  The market value of the effective portion of the hedge is marked to market in accumulated other comprehensive income for cash flow hedges.  Ineffective portions of hedging arrangements are marked-to-market through earnings.  For fair value hedges, both the derivative and the underlying are marked to market through earnings.  The offset to contracts affected by SFAS 71 are marked-to-market as a regulatory asset or liability.  Market value for derivative contracts is determined using quoted market prices from independent sources.  Following is a more detailed discussion of the Company’s use of mark-to-market accounting in five primary areas:  asset optimization, synfuels risk management, SO2 emission allowance risk management, natural gas procurement, and interest rate risk management.

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

At December 31, 2007 and 2006, no asset optimization derivative contracts were outstanding. The proceeds received and paid upon settlement of both purchase and sale contracts along with changes in market value of open contracts that are derivatives are recorded in Electric Utility revenues.  Net revenues from asset optimization activities totaled $39.8 million in 2007, $29.8 million in 2006 and $38.0 million in 2005.

Synfuel Risk Management
As discussed in Note 3, the Company’s synfuel operations were exposed to commodity price risk associated with oil.  The Company executed derivative instruments designed to limit the effects of a phase out of synfuel tax credits and other risks.  During 2006 the Company purchased contracts with a notional amount of 0.5 million barrels to mitigate 2006 risks.  All contracts were settled in 2006 at a loss of $5.3 million, which is recorded in Other-net.  In 2006, the Company also purchased contracts with a notional amount of 2.8 million barrels to mitigate 2007 phase out risk and other risks.  The mark to market loss associated with these contracts totaled $2.5 million in 2006 and was also reflected in Other-net.  In 2007, these contracts increased income $13.4 million, all of which was a realized gain.  The fair value of those contracts, which was recorded in Prepayments and other current assets, totaled $22.8 million and $11.2 million as of December 31, 2007 and 2006, respectively.  The pretax impact of an insurance contract related to synfuels was a loss of $0.3 million in 2007, earnings of $3.1 million in 2006 and a loss of $1.9 million in 2005.  These results are also recorded in Other, net.  As of December 31, 2006, the fair value of the insurance contract, which is included in Prepayments and other current assets, totaled $4.4 million and was received in 2007.

SO2 Emission Allowance Risk Management
The Company’s wholesale power marketing operations are exposed to price risk associated with SO2 emission allowances.  To mitigate this risk, the Company executed call options to hedge wholesale emission allowance utilization in future periods.  The Company designated and documented these derivatives as cash flow hedges.  At December 31, 2007, a deferred gain of approximately $0.7 million remains in accumulated comprehensive income related to these call options which will be recognized in earnings as emission allowances are utilized.  Hedge ineffectiveness totaled $0.2 million of expense in 2006 and $0.8 million of expense in 2005.  No SO2 emission allowance hedges are outstanding as of December 31, 2007.

Natural Gas Procurement Activity
The Company’s regulated operations have limited exposure to commodity price risk for purchases and sales of natural gas and electricity for retail customers due to current Indiana and Ohio regulations which, subject to compliance with those regulations, allow for recovery of such purchases through natural gas and fuel cost adjustment mechanisms.  Although Vectren’s regulated operations are exposed to limited commodity price risk, volatile natural gas prices can result in higher working capital requirements, increased expenses including unrecoverable interest costs, uncollectible accounts expense, and unaccounted for gas, and some level of price- sensitive reduction in volumes sold.  The Company may mitigate these risks by using derivative contracts.  These contracts are subject to regulation which allows for reasonable and prudent hedging costs to be recovered through rates.  When regulation is involved, SFAS 71 controls when the offset to mark-to-market accounting is recognized in earnings.

The Company’s wholly owned gas retail operations also mitigate price risk associated with forecasted natural gas purchases by using derivatives.  These nonregulated gas retail operations may also from time-to-time execute weather derivatives to mitigate extreme weather affecting unregulated gas retail sales.

At December 31, 2007 and 2006, the market values of these contracts and the book value of weather contracts were not significant.

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

Interest rate swaps hedging the fair value of a planned VUHI debt issuance in 2008 with a total notional amount of $80.0 million are outstanding.  The fair value liability associated with those swaps was $8.9 million at December 31, 2007.  At December 31, 2006, interest rate swaps hedging the fair value of fixed-rate debt with a total notional amount of $17.5 million were outstanding, and the fair value liability associated with those swaps was $0.3 million.  Related to derivative instruments associated with completed debts issuances, an approximate $2.2 million net regulatory liability remains at December 31, 2007.  Of that net liability, $0.6 million will be reclassified to earnings in 2008, $0.6 million was reclassified to earnings in 2007, and $0.7 million was reclassified to earnings during 2006.

Fair Value of Other Financial Instruments
The carrying values and estimated fair values of the Company's other financial instruments follow:

	At December 31,
	2007		2006
(In millions)	Carrying Amount	Est. Fair Value	Carrying Amount	Est. Fair Value
Long-term debt	$1,249.0	$1,236.6	$1,256.3	$1,276.2
Short-term borrowings & notes payable	557.0	557.0	464.8	464.8

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

Periodically, the Company tests its cost method investments and notes receivable for impairment which may require their fair value to be estimated.  Because of the customized nature of these investments and lack of a readily available market, it is not practical to estimate the fair value of these financial instruments at specific dates without considerable effort and costs.  At December 31, 2007 and 2006, the fair value for these financial instruments was not estimated.

16.	Segment Reporting

The Company segregates its operations into three groups: 1) Utility Group, 2) Nonutility Group, and 3) Corporate and Other.

The Utility Group is comprised of Vectren Utility Holdings, Inc.’s operations, which consist of the Company’s regulated operations and other operations that provide information technology and other support services to those regulated operations.  The Company segregates its regulated operations into a Gas Utility Services operating segment and an Electric Utility Services operating segment.  The Gas Utility Services segment provides natural gas distribution and transportation services to nearly two-thirds of Indiana and to west central Ohio.  The Electric Utility Services segment provides electric distribution services primarily to southwestern Indiana, and includes the Company’s power generating and wholesale marketing operations.  The Company manages its regulated operations as separated between Energy Delivery, which includes the gas and electric transmission and distribution functions, and Power Supply, which includes the power generating and asset optimization operations.  In total, regulated operations supply natural gas and /or electricity to over one million customers.  In total, the Utility Group has three operating segments as defined by SFAS 131 “Disclosure About Segments of an Enterprise and Related Information” (SFAS 131).

The Nonutility Group is comprised of one operating segment as defined by SFAS 131 that includes various subsidiaries and affiliates investing in energy marketing and services, coal mining, and energy infrastructure services, among other energy-related opportunities.  The Nonutility Group includes all amounts reported in Equity in earnings of unconsolidated affiliates disclosed on the statement of operations and all investments disclosed on the Statement of Cash Flows.  For the periods presented, all earnings from and investments in equity method investees are in the Nonutility Group operating segment.

Corporate and Other includes unallocated corporate expenses such as advertising and charitable contributions, among other activities, that benefit the Company’s other operating segments.  Net income is the measure of profitability used by management for all operations.  Information related to the Company’s business segments is summarized below:

	Year Ended December 31,
(In millions)	2007	2006	2005
Revenues
Utility Group
Gas Utility Services	$1,269.4	$1,232.5	$1,359.7
Electric Utility Services	487.9	422.2	421.4
Other Operations	40.4	36.6	36.1
Eliminations	(38.7)	(34.8)	(35.4)
Total Utility Group	1,759.0	1,656.5	1,781.8
Nonutility Group	643.4	503.2	344.3
Eliminations	(120.5)	(118.1)	(98.1)
Consolidated Revenues	$2,281.9	$2,041.6	$2,028.0
Profitability Measures - Net Income
Gas Utility Services	$41.7	$41.5	$34.7
Electric Utility Services	52.6	41.6	50.4
Other Operations	12.2	8.3	10.0
Utility Group Net Income	106.5	91.4	95.1
Nonutility Group Net Income	37.0	18.1	48.2
Corporate & Other Net Loss	(0.4)	(0.7)	(6.5)
Consolidated Net Income	$143.1	$108.8	$136.8

Amounts Included in Profitability Measures
Depreciation & Amortization
Utility Group
Gas Utility Services	$70.6	$67.6	$64.9
Electric Utility Services	66.0	61.8	56.9
Other Operations	21.8	21.9	19.5
Total Utility Group	158.4	151.3	141.3
Nonutility Group	26.4	21.0	16.0
Corporate & Other	-	-	0.9
Consolidated Depreciation & Amortization	$184.8	$172.3	$158.2
Interest Expense
Utility Group
Gas Utility Services	$39.8	$40.7	$40.2
Electric Utility Services	29.6	28.6	23.7
Other Operations	11.2	8.2	6.0
Total Utility Group	80.6	77.5	69.9
Nonutility Group	21.9	20.0	14.6
Corporate & Other	(1.5)	(1.9)	(0.6)
Consolidated Interest Expense	$101.0	$95.6	83.9

	Year Ended December 31,
(In millions)	2007	2006	2005
Income Taxes
Utility Group
Gas Utility Services	$ 33.2	$ 22.6	$ 22.3
Electric Utility Services	38.0	25.3	33.5
Other Operations	(4.5)	(0.2)	1.7
Total Utility Group	66.7	47.7	57.5
Nonutility Group	10.5	(17.6)	(9.9)
Corporate & Other	(1.2)	0.2	(3.5)
Consolidated Income Taxes	$ 76.0	$ 30.3	$ 44.1
Capital Expenditures
Utility Group
Gas Utility Services	$ 128.9	$ 76.8	$ 81.0
Electric Utility Services	134.7	156.8	100.0
Other Operations	36.4	24.8	29.9
Non-cash costs & changes in accruals	(0.2)	(11.8)	3.6
Total Utility Group	299.8	246.6	214.5
Nonutility Group	34.7	34.8	17.1
Consolidated Capital Expenditures	$ 334.5	$ 281.4	$ 231.6

	At December 31,
(In millions)	2007	2006
Assets
Utility Group
Gas Utility Services	$2,287.4	$1,953.6
Electric Utility Services	1,369.2	1,277.6
Other Operations	2,229.7	225.9
Eliminations	(2,242.6)	(16.3)
Total Utility Group	3,643.7	3,440.8
Nonutility Group	704.1	639.7
Corporate & Other	407.0	466.7
Eliminations	(458.3)	(455.6)
Consolidated Assets	$4,296.4	$4,091.6

17.	Additional Operational & Balance Sheet Information

Prepayments and other current assets in the Consolidated Balance Sheets consist of the following:

	At December 31,
(In millions)	2007	2006
Prepaid gas delivery service	$65.2	$66.2
Deferred income taxes	29.9	3.6
Synfuels related derivatives	22.8	15.6
Prepaid taxes	9.8	12.3
Utilicom receivable - current	-	44.6
Other prepayments & current assets	32.8	30.4
Total prepayments & other current assets	$160.5	$172.7

Accrued liabilities in the Consolidated Balance Sheets consist of the following:

	At December 31,
(In millions)	2007	2006
Refunds to customers & customer deposits	$43.7	$43.0
Accrued taxes	34.2	31.6
Accrued interest	17.4	16.8
Asset retirement obligation	9.5	-
Accrued salaries & other	67.0	55.8
Total accrued liabilities	$171.8	$147.2

Equity in earnings of unconsolidated affiliates in the Consolidated Statements of Income consists of the following:
	Year Ended December 31,
(In millions)	2007	2006	2005
ProLiance Holdings , LLC	$41.0	$35.3	$52.4
Haddinton Energy Partners, LP	(0.2)	0.3	7.7
Pace Carbon Synfuels, LP	(20.0)	(17.8)	(15.7)
Other	2.1	(0.8)	1.2
Total equity in earnings of unconsolidated affiliates	$22.9	$17.0	$45.6

Other – net in the Consolidated Statements of Income consists of the following:

	Year Ended December 31,
(In millions)	2007	2006	2005
AFUDC & capitalized interest	$6.3	$5.3	$2.5
Interest income	2.9	4.0	3.8
Synfuel-related activity	23.4	(11.4)	(1.9)
Broadband charges	0.1	(1.9)	(1.1)
All other income	4.1	1.3	2.9
Total other – net	$36.8	$(2.7)	$6.2

18.	Quarterly Financial Data (Unaudited)

Information in any one quarterly period is not indicative of annual results due to the seasonal variations common to the Company’s utility operations.  Summarized quarterly financial data for 2006 and 2005 follows:

(In millions, except per share amounts)	Q1	Q2	Q3	Q4
2007
Operating revenues	$834.0	$421.7	$381.4	$644.8
Operating income	95.6	39.7	45.1	80.1
Net income	70.1	16.0	17.1	39.9
Earnings per share:
Basic	$0.92	$0.21	$0.23	$0.53
Diluted	0.92	0.21	0.22	0.52
2006
Operating revenues	$774.5	$317.5	$340.5	$609.1
Operating income	91.5	28.5	28.4	72.1
Net income	57.6	4.3	12.0	34.9
Earnings per share:
Basic	$0.76	$0.06	$0.16	$0.46
Diluted	0.76	0.06	0.16	0.45

19.	Impact of Recently Issued Accounting Guidance

SFAS No. 157
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157).  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  This statement does not require any new fair value measurements; however, the standard will impact how other fair value based GAAP is applied.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  However, in December 2007, the FASB issued proposed FSP FAS 157-b which would delay the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  This proposed FSP partially defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP.  The Company will adopt SFAS 157 on January 1, 2008, except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in proposed FSP FAS 157-b.  The partial adoption of SFAS 157 will not have a material impact on the Company’s financial position, results of operations or cash flows.

SFAS 159
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (SFAS 159).  SFAS 159 permits entities to measure many financial instruments and certain other items at fair value.  Items eligible for the fair value measurement option include: financial assets and financial liabilities with certain exceptions; firm commitments that would otherwise not be recognized at inception and that involve only financial instruments; nonfinancial insurance contracts and warranties that the insurer can settle by paying a third party to provide those goods or services; and host financial instruments resulting from separation of an embedded financial derivative instrument from a nonfinancial hybrid instrument.  The fair value option may be applied instrument by instrument, with few exceptions, is an irrevocable election and is applied only to entire instruments.  SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The Company will adopt SFAS 159 on January 1, 2008, and does not expect that adoption will have a material impact on its financial statements and results of operations.

SFAS 141 (Revised 2007)
In December 2007, the FASB issued SFAS 141, Business Combinations (SFAS 141).  SFAS 141 establishes principles and requirements for how the acquirer of an entity (1) recognizes and measures the identifiable assets acquired, the liabilities assumed, and any Noncontrolling interest in the acquiree (2) recognizes and measures acquired goodwill or a bargain purchase gain and (3) determines what information to disclose in its financial statements in order to enable users to assess the nature and financial effects of the business combination.  SFAS 141 applies to all transactions or other events in which one entity acquires control of one or more businesses and applies to all business entities.  SFAS 141 applies prospectively to business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Early adoption is not permitted. The Company will adopt SFAS 141 on January 1, 2009, and because the provisions of this standard are applied prospectively, the impact to the Company cannot be determined until the transactions occur.

SFAS 160
In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements-an Amendment of ARB No. 51 (SFAS 160).  SFAS 160 establishes accounting and reporting standards that require that the ownership percentages in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented separately from the parent’s equity in the equity section of the consolidated balance sheet; the amount of consolidated net income attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the consolidated income statement; that changes in the parents ownership interest while it retains control over its subsidiary be accounted for consistently; that when a subsidiary is deconsolidated, any retained noncontrolling equity investment be initially measured at fair value; and that sufficient disclosure is made to clearly identify and distinguish between the interests of the parent and the noncontrolling owners.  SFAS 160 applies to all entities that prepare consolidated financial statements, except for non-profit entities.  SFAS 160 is effective for fiscal years beginning after December 31, 2008.  Early adoption is not permitted.  The Company will adopt SFAS 160 on January 1, 2009, and is currently assessing the impact this statement will have on its financial statements and results of operations.

ITEM 9.  CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Changes in Internal Controls over Financial Reporting

During the quarter ended December 31, 2007, there have been no changes to the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2007, the Company conducted an evaluation under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness and the design and operation of the Company's disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of December 31, 2007, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is:
1)	recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and
2)	accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Vectren Corporation’s management is responsible for establishing and maintaining adequate internal control over financial reporting.  Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation under the framework in Internal Control — Integrated Framework, the Company concluded that its internal control over financial reporting was effective as of December 31, 2007.

The effectiveness of internal control over financial reporting as of December 31, 2007, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this annual report.

ITEM 9B.  OTHER INFORMATION

None.
PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Part III, Item 10 of this Form 10-K is incorporated by reference herein, and made part of this Form 10-K, from the Company's Proxy Statement for its 2008 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, within 120 days after the end of the fiscal year.  The Company’s executive officers are the same as those named executive officers detailed in the Proxy Statement.

The Company’s Corporate Governance Guidelines, its charters for each of its Audit, Compensation and Benefits and Nominating and Corporate Governance Committees, and its Code of Ethics covering the Company’s directors, officers and employees are available on the Company’s website, www.vectren.com, and a copy will be mailed upon request to Investor Relations, Attention: Steve Schein, One Vectren Square, Evansville, Indiana 47708.  The Company intends to disclose any amendments to the Code of Ethics or waivers of the Code of Ethics on behalf of the Company’s directors or officers including, but not limited to, the principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions on the Company’s website at the internet address set forth above promptly following the date of such amendment or waiver and such information will also be available by mail upon request to the address listed above.

ITEM 11.  EXECUTIVE COMPENSATION

Information required by Part III, Item 11 of this Form 10-K is incorporated by reference herein, and made part of this Form 10-K, from the Company's Proxy Statement for its 2008 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, within 120 days after the end of the fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except with respect to equity compensation plan information of the Registrant, which is included herein, the information required by Part III, Item 12 of this Form 10-K is incorporated by reference herein, and made part of this Form 10-K, from the Company's Proxy Statement for its 2008 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, within 120 days after the end of the fiscal year.

Shares Issuable under Share-Based Compensation Plans

As of December 31, 2007, the following shares were authorized to be issued under share-based compensation plans:

	A		B		C
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)

Equity compensation plans approved by security holders	1,432,774	(1)	$ 23.88	(1)	2,768,528	(2)

Equity compensation plans not approved by security holders	-		-		-
Total	1,432,774		$ 23.88		2,768,528

(1)	Includes the following Vectren Corporation Plans: Vectren Corporation At-Risk Compensation Plan and 1994 SIGCORP Stock Option Plan.
(2)
Future issuances of shares awards can only be made under the Vectren Corporation At-Risk Plan.  Shares available for issuance under the At-Risk Plan have been reduced by the issuance of 21,170 restricted shares and 155,400 restricted stock units approved by the board of directors’ Compensation Committee, effective January 1, 2008.

The SIGCORP stock option plan was approved by SIGCORP common shareholders prior to the merger forming Vectren.  The At-Risk Compensation plan was approved by Vectren Corporation common shareholders after the merger forming Vectren.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by Part III, Item 13 of this Form 10-K is incorporated by reference herein, and made part of this Form 10-K, from the Company's Proxy Statement for its 2008 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, within 120 days after the end of the fiscal year.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by Part III, Item 14 of this Form 10-K is incorporated by reference herein, and made part of this Form 10-K, from the Company's Proxy Statement for its 2008 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, within 120 days after the end of the fiscal year.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

List of Documents Filed as Part of This Report

Consolidated Financial Statements

The consolidated financial statements and related notes, together with the report of Deloitte & Touche LLP, appear in Part II “Item 8 Financial Statements and Supplementary Data” of this Form 10-K.  The financial statements of ProLiance Holdings, LLC are attached as exhibit 99.1 to this Form 10-K.

Supplemental Schedules

For the years ended December 31, 2007, 2006, and 2005, the Company’s Schedule II -- Valuation and Qualifying Accounts Consolidated Financial Statement Schedules is presented herein.  The report of Deloitte & Touche LLP on the schedule may be found in Item 8.  All other schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or related notes in Item 8.

SCHEDULE II
Vectren Corporation and Subsidiaries
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Column A	Column B	Column C		Column D	Column E
		Additions
	Balance at	Charged	Charged	Deductions	Balance at
	Beginning	to	to Other	from	End of
Description	of Year	Expenses	Accounts	Reserves, Net	Year
(In millions)
VALUATION AND QUALIFYING ACCOUNTS:
Year 2007 – Accumulated provision for
uncollectible accounts	$3.3	$16.6	$-	$16.2	$3.7
Year 2006 – Accumulated provision for
uncollectible accounts	$2.8	$15.3	$-	$14.8	$3.3
Year 2005 – Accumulated provision for
uncollectible accounts	$2.0	$15.1	$-	$14.3	$2.8
OTHER RESERVES:
Year 2007 – Restructuring costs	$1.7	$-	$-	$1.1	$0.6
Year 2006 – Restructuring costs	$2.4	$-	$-	$0.7	$1.7
Year 2005 – Restructuring costs	$2.7	$-	$-	$0.3	$2.4

List of Exhibits

The Company has incorporated by reference herein certain exhibits as specified below pursuant to Rule 12b-32 under the Exchange Act.  Exhibits for the Company attached to this filing filed electronically with the SEC are listed below.  Exhibits for the Company are listed in the Index to Exhibits beginning on page 99.

Vectren Corporation
Form 10-K
Attached Exhibits

The following Exhibits are included in this Annual Report on Form 10-K.

Exhibit Number	Document

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

The following Exhibits, as well as the Exhibits listed above, were filed electronically with the SEC with this filing.

Exhibit Number	Document

4.1
Southern Indiana Gas and Electric Company with Deutsche Bank Trust Company Americas, as Trustee.  Supplemental Indenture relating to the First Mortgage Bonds 4.50% Series B 1998 due 2020 and 5.00% Series B 1998 due 2030, dated April 1, 2005

4.2

Southern Indiana Gas and Electric Company with Deutsche Bank Trust Company Americas, as Trustee.  Supplemental Indenture relating to the First Mortgage Bonds Series A 1998 due 2025 and Series C 1998 due 2030, dated March 1, 2006

4.3

Southern Indiana Gas and Electric Company with Deutsche Bank Trust Company Americas, as Trustee.  Supplemental Indenture relating to the First Mortgage Bonds Series 2007 due 2041, dated December 1, 2007

21.1	List of Company’s Significant Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
23.2	Consent of Independent Auditors
99.1	ProLiance Holdings, LLC Consolidated Financial Statements

INDEX TO EXHIBITS

2.  Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession
2.1
Asset Purchase Agreement dated December 14, 1999 between Indiana Energy, Inc. and The Dayton Power and Light Company and Number-3CHK with a commitment letter for a 364-Day Credit Facility dated December 16, 1999.  (Filed and designated in Current Report on Form 8-K dated December 28, 1999, File No. 1-9091, as Exhibit 2 and 99.1)

3.  Articles of Incorporation and By-Laws
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

4.   Instruments Defining the Rights of Security Holders, Including Indentures
4.1
Mortgage and Deed of Trust dated as of April 1, 1932 between Southern Indiana Gas and Electric Company and Bankers Trust Company, as Trustee, and Supplemental Indentures thereto dated August 31, 1936, October 1, 1937, March 22, 1939, July 1, 1948, June 1, 1949, October 1, 1949, January 1, 1951, April 1, 1954, March 1, 1957, October 1, 1965, September 1, 1966, August 1, 1968, May 1, 1970, August 1, 1971, April 1, 1972, October 1, 1973, April 1, 1975, January 15, 1977, April 1, 1978, June 4, 1981, January 20, 1983, November 1, 1983, March 1, 1984, June 1, 1984, November 1, 1984, July 1, 1985, November 1, 1985, June 1, 1986.  (Filed and designated in Registration No. 2-2536 as Exhibits B-1 and B-2; in Post-effective Amendment No. 1 to Registration No. 2-62032 as Exhibit (b)(4)(ii), in Registration No. 2-88923 as Exhibit 4(b)(2), in Form 8-K, File No. 1-3553, dated June 1, 1984 as Exhibit (4), File No. 1-3553, dated March 24, 1986 as Exhibit 4-A, in Form 8-K, File No. 1-3553, dated June 3, 1986 as Exhibit (4).)  July 1, 1985 and November 1, 1985 (Filed and designated in Form 10-K, for the fiscal year 1985, File No. 1-3553, as Exhibit 4-A.)  November 15, 1986 and January 15, 1987.  (Filed and designated in Form 10-K, for the fiscal year 1986, File No. 1-3553, as Exhibit 4-A.)  December 15, 1987.  (Filed and designated in Form 10-K, for the fiscal year 1987, File No. 1-3553, as Exhibit 4-A.)  December 13, 1990.  (Filed and designated in Form 10-K, for the fiscal year 1990, File No. 1-3553, as Exhibit 4-A.)  April 1, 1993.  (Filed and designated in Form 8-K, dated April 13, 1993, File No. 1-3553, as Exhibit 4.)  June 1, 1993 (Filed and designated in Form 8-K, dated June 14, 1993, File No. 1-3553, as Exhibit 4.)  May 1, 1993.  (Filed and designated in Form 10-K, for the fiscal year 1993, File No. 1-3553, as Exhibit 4(a).)  July 1, 1999.  (Filed and designated in Form 10-Q, dated August 16, 1999, File No. 1-3553, as Exhibit 4(a).)  March 1, 2000.  (Filed and designated in Form 10-K for the year ended December 31, 2001, File No. 1-15467, as Exhibit 4.1.) August 1, 2004.  (Filed and designated in Form 10-K for the year ended December 31, 2004, File No. 1-15467, as Exhibit 4.1.)  October 1, 2004.  (Filed and designated in Form 10-K for the year ended December 31, 2004, File No. 1-15467, as Exhibit 4.2.)  April 1, 2005 (Filed and designated in Form 10-K for the year ended December 31, 2007, File No 1-15467, as Exhibit 4.1)  March 1, 2006 (Filed and designated in Form 10-K for the year ended December 31, 2007, File No 1-15467, as Exhibit 4.2)  December 1, 2007 (Filed and designated in Form 10-K for the year ended December 31, 2007, File No 1-15467, as Exhibit 4.3)

4.2
Indenture dated February 1, 1991, between Indiana Gas and U.S. Bank Trust National Association (formerly know as First Trust National Association, which was formerly know as Bank of America Illinois, which was formerly know as Continental Bank, National Association.  Inc.'s. (Filed and designated in Current Report on Form 8-K filed February 15, 1991, File No. 1-6494.); First Supplemental Indenture thereto dated as of February 15, 1991.  (Filed and designated in Current Report on Form 8-K filed February 15, 1991, File No. 1-6494, as Exhibit 4(b).); Second Supplemental Indenture thereto dated as of September 15, 1991, (Filed and designated in Current Report on Form 8-K filed September 25, 1991, File No. 1-6494, as Exhibit 4(b).); Third supplemental Indenture thereto dated as of September 15, 1991 (Filed and designated in Current Report on Form 8-K filed September 25, 1991, File No. 1-6494, as Exhibit 4(c).); Fourth Supplemental Indenture thereto dated as of December 2, 1992, (Filed and designated in Current Report on Form 8-K filed December 8, 1992, File No. 1-6494, as Exhibit 4(b).); Fifth Supplemental Indenture thereto dated as of December 28, 2000, (Filed and designated in Current Report on Form 8-K filed December 27, 2000, File No. 1-6494, as Exhibit 4.)

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

10.9
Vectren Corporation At Risk Compensation Plan specimen restricted stock grant agreement for officers, effective January 1, 2008.  (Filed and designated in Form 8-K, dated December 28, 2007, File No. 1-15467, as Exhibit 99.1.)

10.10
Vectren Corporation At Risk Compensation Plan specimen restricted stock units agreement for officers, effective January 1, 2008.  (Filed and designated in Form 8-K, dated December 28, 2007, File No. 1-15467, as Exhibit 99.2.)

10.11
Vectren Corporation At Risk Compensation Plan specimen Stock Option Grant Agreement for officers, effective January 1, 2005.  (Filed and designated in Form 8-K, dated January 1, 2005, File No. 1-15467, as Exhibit 99.2.)

10.12	Vectren Corporation specimen employment agreement dated February 1, 2005. (Filed and designated in Form 8-K, dated February 1, 2005, File No. 1-15467, as Exhibit 99.1.)
10.13
Life Insurance Replacement Agreement between Vectren Corporation and certain named officers, effective December 31, 2006.  (Filed and designated in Form 8-K, dated December 31, 2006, File No. 1-15467 as Exhibit 99.1.)

10.14
Gas Sales and Portfolio Administration Agreement between Indiana Gas Company, Inc. and ProLiance Energy, LLC, effective August 30, 2003.  (Filed and designated in Form 10-K, for the year ended December 31, 2003, File No. 1-15467, as Exhibit 10.15.)

10.15
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

  21. Subsidiaries of the Company
  The list of the Company's significant subsidiaries is attached hereto as Exhibit 21.1.  (Filed herewith.)

  23. Consents of Experts and Counsel
  The consents of Deloitte & Touche LLP are attached hereto as Exhibits 23.1 and 23.2. (Filed herewith.)

31. Certification Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002
Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002 is attached hereto as Exhibit 31.1 (Filed herewith.)

Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002 is attached hereto as Exhibit 31.2 (Filed herewith.)

32. Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
  Certification Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002 is attached hereto as Exhibit 32 (Filed herewith.)

99.1 ProLiance Holdings, LLC Consolidated Financial Statements for the Fiscal Years Ended September 30, 2007, 2006, and 2005. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VECTREN CORPORATION

Dated February 19, 2008                                                                                   /s/ Niel C. Ellerbrook
Niel C. Ellerbrook,
Chairman, Chief Executive Officer, and Director

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in capacities and on the dates indicated.

Signature	Title	Date

/s/ Niel C. Ellerbrook	Chairman, Chief Executive Officer, and Director	February 19, 2008
Niel C. Ellerbrook	(Principal Executive Officer)
/s/ Jerome A. Benkert, Jr.	Executive Vice President and Chief Financial Officer	February 19, 2008
Jerome A. Benkert, Jr.	(Principal Financial Officer)
/s/ M. Susan Hardwick	Vice President, Controller and Assistant Treasurer	February 19, 2008
M. Susan Hardwick	(Principal Accounting Officer)
/s/ John M. Dunn	Director	February 19, 2008
John M. Dunn
/s/ John D. Engelbrecht	Director	February 19, 2008
John D. Engelbrecht
/s/ Anton H. George	Director	February 19, 2008
Anton H. George
/s/ Martin C. Jischke	Director	February 19, 2008
Martin J. Jischke
/s/ Robert L. Koch II	Director	February 19, 2008
Robert L. Koch II
/s/ William G Mays	Director	February 19, 2008
William G. Mays	-102-
/s/ J. Timothy McGinley	Director	February 19, 2008
J. Timothy McGinley
/s/ Richard P. Rechter	Director	February 19, 2008
Richard P. Rechter
/s/ R. Daniel Sadlier	Director	February 19, 2008
R. Daniel Sadlier
/s/ Richard W. Shymanski	Director	February 19, 2008
Richard W. Shymanski
/s/ Michael L Smith	Director	February 19, 2008
Michael L Smith
/s/ Jean L. Wojtowicz	Director	February 19, 2008
Jean L. Wojtowicz