Form 10-Q
period 2008-05-02
VECTREN CORP
filed 2008-05-02
CIK 1096385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Large accelerated filer □                                                                                                                                         Accelerated filer ☒

Non-accelerated filer □ (Do not check if a smaller reporting company)                                         Smaller reporting company □

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
□ Yes    ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock- Without Par Value	76,357,338	April 30, 2008
Class	Number of Shares	Date

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VECTREN CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited – In millions)

	March 31,	December 31,
	2008	2007

ASSETS

Current Assets
Cash & cash equivalents	$25.2	$20.6
Accounts receivable - less reserves of $5.0 &
$3.7, respectively	250.4	189.4
Accrued unbilled revenues	128.7	168.2
Inventories	64.1	160.9
Prepayments & other current assets	52.7	160.5
Total current assets	521.1	699.6

Utility Plant
Original cost	4,108.6	4,062.9
Less: accumulated depreciation & amortization	1,546.2	1,523.2
Net utility plant	2,562.4	2,539.7

Investments in unconsolidated affiliates	209.9	208.8
Other investments	82.7	77.0
Nonutility property - net	329.1	320.3
Goodwill - net	238.0	238.0
Regulatory assets	169.3	175.3
Other assets	37.5	37.7
TOTAL ASSETS	$4,150.0	$4,296.4

The accompanying notes are an integral part of these consolidated condensed financial statements.

VECTREN CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited – In millions)

	March 31,	December 31,
	2008	2007

LIABILITIES & SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$114.9	$187.4
Accounts payable to affiliated companies	81.8	83.7
Refundable fuel & natural gas costs	23.8	27.2
Accrued liabilities	247.1	171.8
Short-term borrowings	305.1	557.0
Current maturities of long-term debt	0.3	0.3
Total current liabilities	773.0	1,027.4

Long-term Debt - Net of Current Maturities &
Debt Subject to Tender	1,329.1	1,245.4

Deferred Income Taxes & Other Liabilities
Deferred income taxes	308.9	318.1
Regulatory liabilities	309.4	307.2
Deferred credits & other liabilities	164.1	164.2
Total deferred credits & other liabilities	782.4	789.5

Minority Interest in Subsidiary	0.4	0.4

Commitments & Contingencies (Notes 7, 11, 12)

Common Shareholders' Equity
Common stock (no par value) – issued & outstanding
76.4 and 76.3, respectively	532.7	532.7
Retained earnings	726.2	688.5
Accumulated other comprehensive income	6.2	12.5
Total common shareholders' equity	1,265.1	1,233.7

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$4,150.0	$4,296.4

The accompanying notes are an integral part of these consolidated condensed financial statements.

VECTREN CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited – In millions, except per share data)

	Three Months Ended March 31,
	2008	2007
OPERATING REVENUES
Gas utility	$633.6	$584.1
Electric utility	127.2	108.1
Nonutility revenues	141.3	141.8
Total operating revenues	902.1	834.0
OPERATING EXPENSES
Cost of gas sold	462.0	424.5
Cost of fuel & purchased power	46.0	40.6
Cost of nonutility revenues	95.3	96.4
Other operating	115.8	106.5
Depreciation & amortization	47.4	45.7
Taxes other than income taxes	26.8	24.7
Total operating expenses	793.3	738.4
OPERATING INCOME	108.8	95.6
OTHER INCOME
Equity in earnings of unconsolidated affiliates	14.0	22.2
Other income – net	3.0	7.4
Total other income	17.0	29.6

INTEREST EXPENSE	25.3	25.0

INCOME BEFORE INCOME TAXES	100.5	100.2

INCOME TAXES	36.5	30.1

NET INCOME	$64.0	$70.1

AVERAGE COMMON SHARES OUTSTANDING	76.0	75.8
DILUTED COMMON SHARES OUTSTANDING	76.5	76.5

EARNINGS PER SHARE OF COMMON STOCK:
BASIC	$0.84	$0.92
DILUTED	$0.84	$0.92

DIVIDENDS DECLARED PER SHARE OF
COMMON STOCK	$0.33	$0.32

The accompanying notes are an integral part of these consolidated condensed financial statements.

VECTREN CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited – In millions)

	Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$64.0	$70.1
Adjustments to reconcile net income to cash from operating activities:
Depreciation & amortization	47.4	45.7
Deferred income taxes & investment tax credits	12.7	1.5
Equity in earnings of unconsolidated affiliates	(14.0)	(22.2)
Provision for uncollectible accounts	5.3	5.4
Expense portion of pension & postretirement periodic benefit cost	1.9	2.4
Other non-cash charges - net	2.0	0.2
Changes in working capital accounts:
Accounts receivable & accrued unbilled revenues	(26.8)	(11.8)
Inventories	96.8	84.5
Recoverable/refundable fuel & natural gas costs	(3.4)	5.5
Prepayments & other current assets	91.7	69.5
Accounts payable, including to affiliated companies	(74.4)	(95.3)
Accrued liabilities	84.3	58.0
Unconsolidated affiliate dividends	2.9	6.8
Changes in noncurrent assets	5.9	4.3
Changes in noncurrent liabilities	(7.9)	(9.4)
Net cash flows from operating activities	288.4	215.2
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from:
Long-term debt, net of issuance costs	171.5	-
Stock option exercises & other	-	5.9
Requirements for:
Dividends on common stock	(24.7)	(23.9)
Retirement of long-term debt	(103.2)	-
Net change in short-term borrowings	(251.9)	(192.3)
Net cash flows from financing activities	(208.3)	(210.3)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from:
Unconsolidated affiliate distributions	-	10.7
Other collections	1.9	35.8
Requirements for:
Capital expenditures, excluding AFUDC equity	(69.6)	(67.2)
Unconsolidated affiliate investments	(0.1)	(0.1)
Other investments	(7.7)	-
Net cash flows from investing activities	(75.5)	(20.8)
Net change in cash & cash equivalents	4.6	(15.9)
Cash & cash equivalents at beginning of period	20.6	32.8
Cash & cash equivalents at end of period	$25.2	$16.9

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

Indiana Gas provides energy delivery services to over 569,000 natural gas customers located in central and southern Indiana.  SIGECO provides energy delivery services to over 141,000 electric customers and approximately 112,000 gas customers located near Evansville in southwestern Indiana.  SIGECO also owns and operates electric generation to serve its electric customers and optimizes those assets in the wholesale power market.  Indiana Gas and SIGECO generally do business as Vectren Energy Delivery of Indiana.  The Ohio operations provide energy delivery services to approximately 319,000 natural gas customers located near Dayton in west central Ohio.  The Ohio operations are owned as a tenancy in common by Vectren Energy Delivery of Ohio, Inc. (VEDO), a wholly owned subsidiary of Utility Holdings (53 percent ownership), and Indiana Gas (47 percent ownership).  The Ohio operations generally do business as Vectren Energy Delivery of Ohio.

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

The interim consolidated condensed financial statements included in this report have been prepared by the Company, without audit, as provided in the rules and regulations of the Securities and Exchange Commission.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted as provided in such rules and regulations.  The Company believes that the information in this report reflects all adjustments necessary to fairly state the results of the interim periods reported.  These consolidated condensed financial statements and related notes should be read in conjunction with the Company’s audited annual consolidated financial statements for the year ended December 31, 2007, filed February 20, 2008, on Form 10-K.  Because of the seasonal nature of the Company’s utility operations, the results shown on a quarterly basis are not necessarily indicative of annual results.

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

3.	Comprehensive Income

Comprehensive income consists of the following:
	Three Months Ended March 31,
(In millions)	2008	2007
Net income	$64.0	$70.1
Comprehensive loss of unconsolidated affiliates	(10.1)	(6.5)
Cash flow hedges
Unrealized gains(losses)	-	0.1
Reclassifications to net income	(0.2)	0.3
Income tax benefit	4.0	2.5
Total comprehensive income	$57.7	$66.5

Other comprehensive income of unconsolidated affiliates is the Company’s portion of ProLiance Holdings, LLC’s accumulated other comprehensive income related to their use of cash flow hedges, including commodity contracts, and the Company’s portion of Haddington Energy Partners, LP’s accumulated other comprehensive income related to its unrealized gains and losses of “available for sale securities,” as defined by SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.”

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

The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended March 31,
(In millions, except per share data)	2008	2007

Numerator:
Numerator for basic and diluted EPS - Net income	$64.0	$70.1

Denominator:
Denominator for basic EPS - Weighted average
common shares outstanding	76.0	75.8
Equity forward dilution effect	-	0.1
Conversion of stock options and lifting of
restrictions on issued restricted stock	0.5	0.6
Denominator for diluted EPS - Adjusted weighted
average shares outstanding and assumed
conversions outstanding	76.5	76.5

Basic earnings per share	$0.84	$0.92
Diluted earnings per share	$0.84	$0.92

For the three months ended March 31, 2008 and 2007, all options were dilutive.  However, for the three months ended March 31, 2008, the effect of the equity forward was antidilutive and was excluded from the calculation of diluted earnings per share.

5.	Excise and Utility Receipts Taxes

Excise taxes and a portion of utility receipts taxes are included in rates charged to customers.  Accordingly, the Company records these taxes received as a component of operating revenues, which totaled $19.3 million and $18.0 million at March 31, 2008 and 2007, respectively.  Expenses associated with excise and utility receipts taxes are recorded as a component of Taxes other than income taxes.

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

Net Periodic Benefit Cost
A summary of the components of net periodic benefit cost follows:

	Three Months Ended March 31,
	Pension Benefits		Other Benefits
(In millions)	2008	2007	2008	2007
Service cost	$1.5	$1.4	$0.1	$0.1
Interest cost	3.8	3.7	1.0	1.0
Expected return on plan assets	(4.1)	(3.6)	(0.1)	(0.1)
Amortization of prior service cost	0.4	0.4	(0.2)	(0.2)
Amortization of transitional obligation	-	-	0.3	0.3
Amortization of actuarial loss	-	0.4	-	-
Net periodic benefit cost	$1.6	$2.3	$1.1	$1.1

Employer Contributions to Qualified Pension Plans
Currently, the Company expects to contribute approximately $10.2 million to its pension plan trusts for 2008.  Through March 31, 2008, contributions of $4.9 million have been made to the pension plan trusts.

Measurement Date Provisions of SFAS 158
SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158), requires an employer to measure the funded status of a plan as of the date of its year-end balance sheet.  Prior to the adoption of SFAS 158, Vectren had a September 30 measurement date.  The effects of adopting SFAS 158 were calculated using a measurement of plan assets and benefit obligations as of September 30, 2007 and a 15-month projection of periodic cost to December 31, 2008.  The Company recorded three months of that cost totaling $2.7 million, or $1.7 million after tax, to retained earnings on January 1, 2008.  Related adjustments to Accumulated other comprehensive income and Regulatory assets were not material.

7.	Transactions with ProLiance Holdings, LLC

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

Transactions with ProLiance
The Company, including its retail gas supply operations, contracted for approximately 84 percent and 80 percent of its natural gas purchases through ProLiance during the quarters ended March 31, 2008 and 2007, respectively.  Purchases from ProLiance for resale and for injections into storage for the three months ended March 31, 2008 and 2007 totaled $289.4 million and $272.8 million, respectively.  Amounts owed to ProLiance at March 31, 2008, and December 31, 2007, for those purchases were $81.8 million and $81.5 million, respectively, and are included in Accounts payable to affiliated companies.  Amounts charged by ProLiance for gas supply services are established by supply agreements with each utility.

Summarized Financial Information
Summarized financial information related to ProLiance is presented below:

	Three Months Ended March 31,
(In millions)	2008	2007
Summarized statement of income information:
Revenues	$809.6	$768.5
Margin	31.0	50.1
Operating income	23.3	42.9
ProLiance's earnings	23.6	44.3

	As of March 31,	As of December 31,
(In millions)	2008	2007
Summarized balance sheet information:
Current assets	$574.7	$684.3
Noncurrent assets	42.9	45.2
Current liabilities	323.0	436.9
Noncurrent liabilities	4.0	4.3
Equity	290.6	288.3

Vectren’s share of ProLiance’s operating results, which are included in Equity in earnings of unconsolidated affiliates, were $14.4 million and $27.0 million at March 31, 2008 and 2007, respectively.  Vectren’s share of ProLiance’s earnings, after income taxes and allocated interest expense, was $7.8 million and $15.2 million for the three months ended March 31, 2008 and 2007, respectively.  ProLiance’s operating results met certain thresholds described in Regulation S-X, paragraph 3.09, as promulgated by the SEC.

Regulatory Matter
ProLiance self-reported to the Federal Energy Regulatory Commission (FERC or the Commission) in October 2007 possible non-compliance with the Commission’s capacity release policies.  ProLiance has taken corrective actions to assure that current and future transactions are compliant.  ProLiance is committed to full regulatory compliance and is cooperating fully with the FERC regarding these issues.  ProLiance is unable to predict the outcome of any FERC action.

8.	Synfuel Activity

Pace Carbon Synfuels, LP (Pace Carbon) is a Delaware limited partnership formed to develop, own, and operate four projects to produce and sell coal-based synthetic fuel (synfuel) utilizing Covol technology.  The Company has an 8.3 percent interest in Pace Carbon which is accounted for using the equity method of accounting.  The Internal Revenue Code provided for manufacturers, such as Pace Carbon, to receive a tax credit for every ton of synthetic fuel sold.  In addition, Vectren Fuels, Inc., a wholly owned subsidiary involved in coal mining, received processing fees from synfuel producers unrelated to Pace Carbon for a portion of its coal production.  Synfuel-related results include equity method losses totaling $5.2 million for the three months ended March 31, 2007.  In total synfuel-related results inclusive of the equity method losses, the related tax benefits, tax credits, and other activity were earnings of $3.4 million for the three months ended March 31, 2007.  The tax law authorizing synfuel related credits and fees expired on December 31, 2007.  Synfuel operations ceased coincidental with the expiration of the tax law and Pace Carbon has no future operating plans.

9.	Debt Offering in 2008 and Transactions Involving Auction Rate Securities

Utility Holdings Debt Issuance
In March 2008, Utility Holdings issued at par $125 million in 6.25 percent senior unsecured notes due April 1, 2039 (2039 Notes).  The 2039 Notes are guaranteed by Utility Holdings’ three utilities:  SIGECO, Indiana Gas, and VEDO.  These guarantees are full and unconditional and joint and several.

The 2039 Notes have no sinking fund requirements, and interest payments are due monthly.  The notes may be called by Utility Holdings, in whole or in part, at any time on or after April 1, 2013, at 100 percent of principal amount plus accrued interest.  During 2007, Utility Holdings entered into several interest rate hedges with an $80 million notional amount.  Upon issuance of the notes, these instruments were settled resulting in the payment of approximately $9.6 million, which was recorded as a Regulatory asset pursuant to existing regulatory orders.  The value paid is being amortized as an increase to interest expense over the life of the issue.  The proceeds from the sale of the 2039 Notes, settlement of the hedging arrangements, and payments of issuance costs totaled approximately $111.1 million.

Auction Rate Mode Securities
In February 2008, SIGECO provided notice to the current holders of approximately $103 million of tax-exempt auction rate mode long-term debt of its plans to convert that debt from its current auction rate mode into a daily interest rate mode.  In March 2008, the debt was tendered at 100 percent of the principal amount plus accrued interest.  During March 2008, SIGECO remarketed approximately $61.8 million of these investments at interest rates that are fixed to maturity, receiving proceeds, net of issuance costs, of approximately $60.3 million.  The terms are $22.6 million at 5.15 percent due in 2023, $22.2 million at 5.35 percent due in 2030 and $17.0 million at 5.45 percent due in 2041.  The remaining $41.2 million continues to be held in treasury and is expected to be remarketed at some future date.

10.	Common Stock Offering in 2007

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

If the equity forward had been settled by delivery of shares at March 31, 2008, the Company would have received approximately $126 million for the 4.6 million shares.  If the Company had elected to settle the equity forward in cash at March 31, 2008, the Company estimates it would have received approximately $0.6 million, assuming that the trailing three month average of Vectren’s stock price approximates the equity forward’s unwind price.  The federal funds rate was 3.0 percent at March 31, 2008.  The Company currently anticipates settling the equity forward by delivering shares.

11.	Commitments & Contingencies

Legal Proceedings
The Company is party to various legal proceedings arising in the normal course of business.  In the opinion of management, there are no legal proceedings pending against the Company that are likely to have a material adverse effect on its financial position, results of operations or cash flows.

Guarantees & Product Warranties
Vectren issues guarantees to third parties on behalf of its unconsolidated affiliates.  Such guarantees allow those affiliates to execute transactions on more favorable terms than the affiliate could obtain without such a guarantee.  Guarantees may include posted letters of credit, leasing guarantees, and performance guarantees.  As of March 31, 2008, guarantees issued and outstanding on behalf of unconsolidated affiliates approximated $3 million.  The Company has accrued no liabilities for these guarantees as they relate to guarantees executed prior to the adoption of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”

In 2006, the Company issued a guarantee with an approximate $5 million maximum risk related to the residual value of an operating lease that expires in 2011.  As of March 31, 2008, Vectren Corporation has a liability representing the fair value of that guarantee of approximately $0.1 million.  Liabilities accrued for, and activity related to, product warranties are not significant.

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

To comply with Indiana’s implementation plan of the Clean Air Act of 1990 and to further comply with CAIR and CAMR of 2005, SIGECO has received authority from the IURC to invest in clean coal technology.  Using this authorization, SIGECO has invested approximately $307 million in pollution control equipment, including Selective Catalytic Reduction (SCR) systems and fabric filters.  SCR technology is the most effective method of reducing NOx emissions where high removal efficiencies are required and fabric filters control particulate matter emissions.  These investments were included in rate base for purposes of determining new base rates that went into effect on August 15, 2007.  Prior to being included in base rates, return on investments made and recovery of related operating expenses were recovered through a rider mechanism.

Further, the IURC granted SIGECO authority to invest in an SO2 scrubber at its generating facility that is jointly owned with ALCOA (the Company’s portion is 150 MW).  The order, as updated with an increased spending level, allows SIGECO to recover an approximate 8 percent return on up to $92 million, excluding AFUDC, in capital investments through a rider mechanism which is updated every six months for actual costs incurred.  The Company may file periodic updates with the IURC requesting modification to the spending authority.  As of March 31, 2008, the Company has invested approximately $62 million in this project.  The Company expects the SO2 scrubber will be operational in 2009.  At that time, operating expenses including depreciation expense associated with the scrubber will also be recovered through a rider mechanism.

Once the SO2 scrubber is operational, SIGECO’s coal fired generating fleet will be 100 percent scrubbed for SO2 and 90 percent controlled for NOx, and mercury emissions will be reduced to meet the CAMR mercury reduction standards described in the original 2005 emission reduction regulations.  The use of SCR technology positions the Company to be in compliance with the CAIR deadlines specifying reductions in NOx emissions by 2009 and further reductions by 2015.  SIGECO's investments in scrubber, SCR and fabric filter technology should position it to comply with reasonable mercury reduction requirements should CAMR regulations be further modified.

If legislation requiring reductions in carbon dioxide and other greenhouse gases or legislation mandating energy from renewable sources is adopted, such regulation could substantially affect both the costs and operating characteristics of the Company’s fossil fuel generating plants and nonutility coal mining operations.  At this time and in the absence of final legislation, compliance costs and other effects associated with reductions in greenhouse gas emissions or obtaining renewable energy sources remain uncertain.

SIGECO is studying renewable energy alternatives, and on April 9, 2007, filed a green power rider in order to allow customers to purchase green power and to obtain approval of a contract to purchase 30 MW of power generated by wind energy.  The wind contract has been approved by the IURC.  Future filings with the IURC with regard to new generation and/or further environmental compliance plans will include evaluation of potential carbon requirements.

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

13.	Rate & Regulatory Matters

Vectren North (Indiana Gas Company, Inc.) Gas Base Rate Order Received
On February 13, 2008, the Company received an order from the IURC which approved the settlement agreement reached in its Vectren North gas rate case.  The order provided for a base rate increase of $16.3 million and an ROE of 10.2 percent, with an overall rate of return of 7.8 percent on rate base of approximately $793 million.  The order also provides for the recovery of $10.6 million of costs through separate cost recovery mechanisms rather than base rates.

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

With this order, the Company has in place for its North gas territory weather normalization, a conservation and lost margin recovery tariff, tracking of gas cost expense related to bad debts and unaccounted for gas through the existing gas cost adjustment mechanism, and tracking of pipeline integrity management expense.

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

Ohio Lost Margin Recovery/Conservation Filings
In 2005, the Company filed conservation programs and conservation adjustment trackers in Ohio designed to help customers conserve energy and reduce their annual gas bills.  The proposed programs allow the recovery of costs promoting the conservation of natural gas through conservation trackers that work in tandem with a lost margin recovery mechanism.  These mechanisms are designed to allow the recovery of the distribution portion of rates from residential and commercial customers based on the level of customer revenues established in VEDO’s last general rate case.

In June 2007, the Public Utilities Commission of Ohio (PUCO) approved a settlement that provides for the implementation of a lost margin recovery mechanism and a related conservation program for VEDO.  This order confirms the guidance the PUCO previously provided in a September 2006 decision.  The conservation program, as outlined in the September 2006 PUCO order and as affirmed in this order, provides for a two year, $2 million total conservation program to be paid by the Company, as well as a sales reconciliation rider intended to be a recovery mechanism for the difference between the weather normalized revenues actually collected by the Company and the revenues approved by the PUCO in the Company’s most recent rate case.  Approximately 60 percent of the Company’s Ohio customers are eligible for the conservation programs.  The Ohio Consumer Counselor (OCC) and another intervener requested a rehearing of the June 2007 order and the PUCO granted that request in order to have additional time to consider the merits of the request.  In accordance with accounting authorization previously provided by the PUCO, the Company began recognizing the impact of the September 2006 order on October 1, 2006, and has recognized cumulative revenues of $5.6 million.  The OCC appealed the PUCO’s accounting authorization to the Ohio Supreme Court, but that appeal has been dismissed as premature pending the PUCO’s consideration of issues raised in the OCC’s request for rehearing.  Since October 1, 2006, the Company has been ratably accruing its $2 million commitment.

MISO
Since February 2002 and with the IURC’s approval, the Company has been a member of the Midwest Independent System Operator, Inc. (MISO), a FERC approved regional transmission organization.  The MISO serves the electrical transmission needs of much of the Midwest and maintains operational control over the Company’s electric transmission facilities as well as that of other Midwest utilities.

Since April 1, 2005, the Company has been an active participant in the MISO energy markets, biddings its owned generation into the Day Ahead and Real Time markets and procuring power for its retail customers at Locational Marginal Pricing (LMP) as determined by the MISO market.  The Company is typically in a net sales position with MISO and is only occasionally in a net purchase position.  Net positions are determined on an hourly basis.  When the Company is a net seller such net revenues are included in Electric Utility revenues and when the Company is a net purchaser such net purchases are included in Cost of fuel and purchased power.  The Company also receives transmission revenue that results from other members’ use of the Company’s transmission system.  These revenues are also included in Electric Utility revenues.  Generally, costs charged by the MISO are recovered via base rates or tracking mechanisms.

As a result of MISO’s operational control over much of the Midwestern electric transmission grid, including SIGECO’s transmission facilities, SIGECO’s continued ability to import power, when necessary, and export power to the wholesale market has been, and may continue to be, impacted.  Given the nature of MISO’s policies regarding use of transmission facilities, as well as ongoing FERC initiatives, and a pending Day 3 market, where MISO plans to provide bid-based regulation and contingency operating reserve markets, it is difficult to predict near term operational impacts.  In March 2008, MISO announced that the Day 3 ancillary services market would begin in September 2008.  The Company has asked the IURC to approve its participation in Day 3 and to approve recovery of costs associated therewith.

The need to expend capital for improvements to the transmission system, both to SIGECO’s facilities as well as to those facilities of adjacent utilities, over the next several years is expected to be significant.  The Company will timely recover its investment in certain new electric transmission projects that benefit the MISO infrastructure at a FERC approved rate of return.

14.	Fair Value Measurements

SFAS 157
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157).  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  SFAS 157 does not require any new fair value measurements; however, the standard will impact how other fair value based GAAP is applied.  In February 2008, the FASB issued FSP FAS 157-2 which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008.  The Company  adopted SFAS 157 on January 1, 2008, except as it applies to those nonfinancial assets and nonfinancial liabilities as described in FSP FAS 157-2.  The partial adoption of SFAS 157 did not materially impact Vectren’s financial position, results of operations or cash flows.  The Company is currently evaluating the potential impact the application of SFAS 157 to its nonfinancial assets and liabilities will have on its consolidated financial statements.

Vectren measures certain financial instruments, primarily derivatives, at fair value on a recurring basis.  SFAS 157 defines a hierarchy for disclosing fair value measurements based primarily on the level of public data used in determining fair value.  Level 1 inputs include quoted market prices in active markets for identical assets or liabilities; Level 2 inputs include inputs other than Level 1 inputs that are directly or indirectly observable; and Level 3 inputs include unobservable inputs using estimates and assumptions developed in-house, which reflect what a market participant would use to determine fair value.  The fair value of financial assets and liabilities was determined using the following inputs at March 31, 2008:

					Fair value at
	As of March 31, 2008				December 31,
In millions	Fair Value	Level 1	Level 2	Level 3	2007

Derivative assets/(liabilities):
Regulated gas supply contracts	$ 0.3	$ 0.3	$ -	$ -	$ -
Interest rate related contracts	-	-	-	-	(8.9)
Synfuel related contracts	-	-	-	-	22.8
Other	0.9	-	-	0.9	2.6

Included in:
Prepayments and other current assets	$ 1.2	$ 0.3	$ -	$ 0.9	$ 25.4
Accrued liabilities	-	-	-	-	8.9

Derivatives classified as “other” and which are valued using level 3 valuation inputs, are held by a cost-based and rate regulated utility.  Gains and losses associated with marking the instruments to market are recorded as a regulatory asset or liability until recovered from ratepayers.

SFAS 159
Also on January 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (SFAS 159).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  The Company did not choose to apply the option provided in SFAS 159 to any of its eligible items; therefore, its adoption did not have any impact on the Company’s financial statements or results of operations.

15.	Impacts of Recently Issued Accounting Standards

SFAS 141 (Revised 2007)
In December 2007, the FASB issued SFAS No. 141, “Business Combinations” (SFAS 141R).  SFAS 141R establishes principles and requirements for how the acquirer of an entity (1) recognizes and measures the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree (2) recognizes and measures acquired goodwill or a bargain purchase gain and (3) determines what information to disclose in its financial statements in order to enable users to assess the nature and financial effects of the business combination.  SFAS 141R applies to all transactions or other events in which one entity acquires control of one or more businesses and applies to all business entities.  SFAS 141R applies prospectively to business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Early adoption is not permitted. The Company will adopt SFAS 141R on January 1, 2009, and because the provisions of this standard are applied prospectively, the impact to the Company cannot be determined until the transactions occur.

SFAS 160
In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements-an Amendment of ARB No. 51” (SFAS 160).  SFAS 160 establishes accounting and reporting standards that require that the ownership percentages in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented separately from the parent’s equity in the equity section of the consolidated balance sheet; the amount of consolidated net income attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the consolidated income statement; that changes in the parent’s ownership interest while it retains control over its subsidiary be accounted for consistently; that when a subsidiary is deconsolidated, any retained noncontrolling equity investment be initially measured at fair value; and that sufficient disclosure is made to clearly identify and distinguish between the interests of the parent and the noncontrolling owners.  SFAS 160 applies to all entities that prepare consolidated financial statements, except for non-profit entities.  SFAS 160 is effective for fiscal years beginning after December 31, 2008.  Early adoption is not permitted.  The Company will adopt SFAS 160 on January 1, 2009, and is currently assessing the impact this statement will have on its financial statements and results of operations.

SFAS 161
In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133” (SFAS 161).  SFAS 161 enhances the current disclosures under SFAS 133 and requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation in order to better convey the purpose of derivative use in terms of the risks that the entity is intending to manage.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  Tabular disclosure of fair value amounts and gains and losses on derivative instruments and related hedged items is required.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged.  The Company will adopt SFAS 161 on January 1, 2009 and is currently assessing the impact this statement will have on its financial statements and results of operations.

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

Corporate and Other includes unallocated corporate expenses such as advertising and charitable contributions, among other activities, that benefit the Company’s other operating segments.  Net income is the measure of profitability used by management for all operations.  Information related to the Company’s business segments is summarized below:

	Three Months Ended March 31,
(In millions)	2008	2007
Revenues
Utility Group
Gas Utility Services	$633.6	$584.1
Electric Utility Services	127.2	108.1
Other Operations	11.7	9.7
Eliminations	(11.1)	(9.3)
Total Utility Group	761.4	692.6
Nonutility Group	169.7	169.3
Corporate & Other Group	-	-
Eliminations	(29.0)	(27.9)
Consolidated Revenues	$902.1	$834.0

Profitability Measure - Net Income
Gas Utility Services	$42.3	$37.9
Electric Utility Services	12.6	10.7
Other Operations	3.1	2.3
Utility Group Net Income	58.0	50.9
Nonutility Group Net Income	6.3	19.0
Corporate & Other Group Net Income	(0.3)	0.2
Consolidated Net Income	$64.0	$70.1

	March 31,	December 31,
(In millions)	2008	2007
Assets
Utility Group
Gas Utility Services	$1,987.5	$2,049.1
Electric Utility Services	1,376.3	1,369.2
Other Operations	236.0	245.7
Eliminations	(65.4)	(20.3)
Total Utility Group	$3,534.4	3,643.7
Nonutility Group	633.1	704.1
Corporate & Other	439.1	407.0
Eliminations	(456.6)	(458.3)
Consolidated Assets	$4,150.0	$4,296.4

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

Indiana Gas provides energy delivery services to over 569,000 natural gas customers located in central and southern Indiana.  SIGECO provides energy delivery services to over 141,000 electric customers and approximately 112,000 gas customers located near Evansville in southwestern Indiana.  SIGECO also owns and operates electric generation to serve its electric customers and optimizes those assets in the wholesale power market.  Indiana Gas and SIGECO generally do business as Vectren Energy Delivery of Indiana.  The Ohio operations provide energy delivery services to approximately 319,000 natural gas customers located near Dayton in west central Ohio.  The Ohio operations are owned as a tenancy in common by Vectren Energy Delivery of Ohio, Inc. (VEDO), a wholly owned subsidiary of Utility Holdings (53 percent ownership), and Indiana Gas (47 percent ownership).  The Ohio operations generally do business as Vectren Energy Delivery of Ohio.

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

Executive Summary of Consolidated Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto as well as the Company’s 2007 annual report filed on Form 10-K.

		Three Months Ended March 31,
(In millions, except per share data)		2008	2007
Net income		$64.0	$70.1
Attributed to:	Utility Group	58.0	50.9
	Nonutility Group	6.3	19.0
	Corporate & other	(0.3)	0.2

Basic earnings per share		$0.84	$0.92
Attributed to:	Utility Group	0.76	0.67
Nonutility Group		0.08	0.25
Corporate & other		-	-

Results

For the three months ended March 31, 2008, net income was $64.0 million, or $0.84 per share, compared to $70.1 million, or $0.92 per share for the three months ended March 31, 2007.  While utility results increased  significantly year over year primarily as a result of the implementation of base rate increases, results reflect decreased earnings from nonutility operations, primarily Energy Marketing and Services and Coal Mining and are reflective of the end of Synfuel-related activities.

Utility Group

In 2008, the Utility Group’s earnings were $58.0 million compared to $50.9 million in 2007, an increase of $7.1 million or $0.09 per share.  The increase resulted primarily from the impact of regulatory initiatives, including base rate increases in the Indiana service territories, and increased earnings from the sale of wholesale power.  The increase was offset somewhat by higher operating costs related to increasing maintenance and reliability costs contemplated in the base rate cases.

In the Company’s electric and Ohio natural gas service territories which are not protected by weather normalization mechanisms, management estimates the impact of weather on margin experienced during the first quarter of 2008 to be $0.8 million favorable compared to 30-year normal temperatures.  In 2007, management estimated the margin impact of warmer-than-normal weather to be $0.6 million unfavorable.  Year over year, the $1.4 million favorable margin impact increased earnings approximately $0.01 per share.

Nonutility Group

The Nonutility Group’s year to date 2008 earnings were $6.3 million compared to $19.0 million in 2007.  In 2007, the last year of synfuel operations, synfuel-related results generated earnings of $3.4 million, or $0.04 per share for the three months ended March 31, 2007.   All other Nonutility Group results decreased $9.3 million, or $0.13 per share, as compared to last year’s results.  The decrease was primarily attributable to lower ProLiance Holdings, LLC (ProLiance) and Coal Mining earnings.

Dividends

Dividends declared for the three months ended March 31, 2008, were $0.325 per share compared to $0.315 per share for the same period in 2007.

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

Results of Operations of the Utility Group

The Utility Group is comprised of Utility Holdings’ operations.  The operations of the Utility Group consist of the Company’s regulated operations and other operations that provide information technology and other support services to those regulated operations.  The Company segregates its regulated operations into a Gas Utility Services operating segment and an Electric Utility Services operating segment.  The Gas Utility Services segment includes the operations of Indiana Gas, the Ohio operations, and SIGECO’s natural gas distribution business and provides natural gas distribution and transportation services to nearly two-thirds of Indiana and to west central Ohio.  The Electric Utility Services segment includes the operations of SIGECO’s electric transmission and distribution services, which provides electric distribution services primarily to southwestern Indiana, and the Company’s power generating and asset optimization operations.  In total, these regulated operations supply natural gas and/or electricity to over one million customers.  Utility operating results before certain intersegment eliminations and reclassifications for the three months ended March 31, 2008 and 2007 follow:

	Three Months Ended March 31,
(In millions, except per share data)	2008	2007
OPERATING REVENUES
Gas utility	$633.6	$584.1
Electric utility	127.2	108.1
Other	0.6	0.4
Total operating revenues	761.4	692.6
OPERATING EXPENSES
Cost of gas sold	462.0	424.5
Cost of fuel & purchased power	46.0	40.6
Other operating	74.0	67.2
Depreciation & amortization	40.7	39.2
Taxes other than income taxes	26.2	24.2
Total operating expenses	648.9	595.7

OPERATING INCOME	112.5	96.9

OTHER INCOME - NET	2.0	2.7

INTEREST EXPENSE	20.8	19.4

INCOME BEFORE INCOME TAXES	93.7	80.2

INCOME TAXES	35.7	29.3

NET INCOME	$58.0	$50.9

CONTRIBUTION TO VECTREN BASIC EPS	$0.76	$0.67

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

Gas and electric margin generated from sales to large customers (generally industrial and other contract customers) is primarily impacted by overall economic conditions.  Margin is also impacted by the collection of state mandated taxes, which fluctuate with gas and fuel costs, as well as other tracked expenses.  Expenses subject to tracking mechanisms include Ohio bad debts and percent of income payment plan expenses, Indiana gas pipeline integrity management costs, and costs to fund Indiana energy efficiency programs.  Certain operating costs associated with operating environmental compliance equipment were also tracked prior to their recovery in base rates that went into effect on August 15, 2007.  The latest Indiana service territory rate cases, implemented in 2007 and 2008 also provide for the tracking of MISO revenues and costs, as well as the gas cost component of bad debt expense and unaccounted for gas.  Unaccounted for gas is also tracked in the Ohio service territory.  Electric generating asset optimization activities are primarily affected by market conditions, the level of excess generating capacity, and electric transmission availability.  Following is a discussion and analysis of margin generated from regulated utility operations.

Gas Utility Margin (Gas Utility revenues less Cost of gas sold)
Gas Utility margin and throughput by customer type follows:
	Three Months Ended March 31,
(In millions)	2008	2007

Gas utility revenues	$633.6	$584.1
Cost of gas sold	462.0	424.5
Total gas utility margin	$171.6	$159.6
Margin attributed to:
Residential & commercial customers	$150.9	$140.3
Industrial customers	16.7	15.7
Other	4.0	3.6
Sold & transported volumes in MMDth attributed to:
Residential & commercial customers	57.8	54.8
Industrial customers	28.7	26.4
Total sold & transported volumes	86.5	81.2

For the quarter ended March 31, 2008, gas utility margins were $171.6 million, an increase of $12.0 million over the prior year.  Margin increases associated with the Vectren North base rate increase, effective February 14, 2008, were $2.7 million.  Margin increases associated with the Vectren South base rate increase, effective August 1, 2007, were $2.6 million.  Year to date 2008, Ohio weather was 3 percent colder than the prior year and resulted in an estimated increase in margin of approximately $1.2 million compared to 2007.  Operating costs, including revenue and usage taxes recovered dollar-for-dollar in margin, increased gas margin $3.4 million year over year.  The remaining increase is related primarily to lost margin recovery mechanisms.  The average cost per dekatherm of gas purchased for the three months ended March 31, 2008, was $9.44 compared to $8.85 in 2007.

Electric Utility Margin (Electric Utility revenues less Cost of fuel & purchased power)
Electric Utility margin by revenue type follows:
	Three Months Ended March 31,
(In millions)	2008	2007

Electric utility revenues	$127.2	$108.1
Cost of fuel & purchased power	46.0	40.6
Total electric utility margin	$81.2	$67.5
Margin attributed to:
Residential & commercial customers	$49.9	$39.8
Industrial customers	18.7	16.5
Municipal & other customers	4.5	5.1
Subtotal: retail & firm wholesale	$73.1	$61.4
Wholesale Power Marketing	$8.1	$6.1

Electric volumes sold in GWh attributed to:
Residential & commercial customers	715.2	697.9
Industrial customers	600.7	627.0
Municipal & other	36.6	135.1
Total retail & firm wholesale volumes sold	1,352.5	1,460.0

Retail Margin
Electric retail and firm wholesale utility margins were $73.1 million for the three months ended March 31, 2008, an increase over the prior year of $11.7 million.  The base rate increase that went into effect on August 15, 2007, produced incremental margin of $13.1 million.  Management estimates the year over year increases in usage by residential and commercial customers due to weather to be $0.2 million.  Offsetting these increases is the expiration of certain firm wholesale municipal contracts which generated margin of $2.2 million in 2007.  The remaining increase is primarily attributable to pricing, including $0.7 million in recovery of pollution control investments and other items.

Margin from Wholesale Power Marketing Activity
Periodically, generation capacity is in excess of that needed to serve native load.  The Company markets and sells this unutilized generating and transmission capacity to optimize the return on its owned assets.  On an annual basis, a majority of the margin generated from these activities is associated with wholesale off-system sales into the MISO Day Ahead market.

Following is a reconciliation of Wholesale Power Marketing activity:

	Three months ended March 31,
(In millions)	2008	2007
Off-system sales	$7.2	$5.3
Transmission system sales	0.9	0.8
Total Wholesale Power Marketing	$8.1	$6.1

Wholesale power marketing margins were $8.1 million for the first quarter of 2008, an increase of $2.0 million over the prior year.  Certain firm wholesale municipal contracts have been allowed to expire and the associated volumes are being used to meet retail peak reserve requirements.  The increase in wholesale power marketing margins is due to the increase in off peak volumes available for sale off system and an increase in wholesale prices.  Off-system sales totaled 461.3 GWh in 2008, compared to 260.5 GWh in 2007.

Utility Group Operating Expenses

Other Operating Expenses
For the three months ended March 31, 2008, other operating expenses were $74.0 million, an increase of $6.8 million, compared to 2007.  Costs resulting from increased maintenance and other activities contemplated in rate cases, including amortization of prior deferred costs, totaled $5.0 million in 2008.  Pass-through costs that are recovered in utility margin increased $2.1 million year over year.

Depreciation & Amortization
Depreciation expense was $40.7 million for the quarter, an increase of $1.5 million compared to 2007.  The increase relates to the addition of plant and the amortization in 2008 associated with prior electric demand side management costs pursuant to the August 15, 2007 electric base rate order.

Taxes Other Than Income Taxes
Taxes other than income taxes were $26.2 million for the quarter, an increase of $2.0 million compared to the prior year quarter.  The increase is primarily attributable to $1.5 million in additional utility receipts, excise, and usage taxes as a result of volatility.  In 2008, property taxes increased due to increased plant in service.

Other Income-Net

Other-net reflects income of $2.0 million for the quarter, a decrease of $0.7 million compared to the prior year quarter.  The decrease is primarily attributable to $0.4 million in lower capitalization of funds used during construction.

Interest Expense

Interest expense was $20.8 million for the quarter, an increase of $1.4 million compared to the prior year quarter.  The increase reflects higher average short term debt balances and the impact of long term financing transactions completed during the first quarter, including the issuance of $125 million in senior unsecured notes at 6.25 percent due in 2039 and the short-term refinancing of approximately $103 million of auction rate mode debt.  Of that amount, $62 million was remarketed in March 2008 at fixed interest rates and the remaining $41 million will be remarketed at a future date.  The impact of declining short-term interest rates helped offset these increases.

Income Taxes

In 2008, federal and state income taxes were $35.7 million for the quarter, an increase of $6.4 million compared to the prior year quarter.  The higher taxes are primarily due to higher pretax income.

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

To comply with Indiana’s implementation plan of the Clean Air Act of 1990 and to further comply with CAIR and CAMR of 2005, SIGECO has received authority from the IURC to invest in clean coal technology.  Using this authorization, SIGECO has invested approximately $307 million in pollution control equipment, including Selective Catalytic Reduction (SCR) systems and fabric filters.  SCR technology is the most effective method of reducing NOx emissions where high removal efficiencies are required and fabric filters control particulate matter emissions.  These investments were included in rate base for purposes of determining new base rates that went into effect on August 15, 2007.  Prior to being included in base rates, return on investments made and recovery of related operating expenses were recovered through a rider mechanism.

Further, the IURC granted SIGECO authority to invest in an SO2 scrubber at its generating facility that is jointly owned with ALCOA (the Company’s portion is 150 MW).  The order, as updated with an increased spending level, allows SIGECO to recover an approximate 8 percent return on up to $92 million, excluding AFUDC, in capital investments through a rider mechanism which is updated every six months for actual costs incurred.  The Company may file periodic updates with the IURC requesting modification to the spending authority.  As of March 31, 2008, the Company has invested approximately $62 million in this project.  The Company expects the SO2 scrubber will be operational in 2009.  At that time, operating expenses including depreciation expense associated with the scrubber will also be recovered through a rider mechanism.

Once the SO2 scrubber is operational, SIGECO’s coal fired generating fleet will be 100 percent scrubbed for SO2 and 90 percent controlled for NOx, and mercury emissions will be reduced to meet the CAMR mercury reduction standards described in the original 2005 emission reduction regulations.  The use of SCR technology positions the Company to be in compliance with the CAIR deadlines specifying reductions in NOx emissions by 2009 and further reductions by 2015.  SIGECO's investments in scrubber, SCR and fabric filter technology should position it to comply with reasonable mercury reduction requirements should CAMR regulations be further modified.

If legislation requiring reductions in carbon dioxide and other greenhouse gases or legislation mandating energy from renewable sources is adopted, such regulation could substantially affect both the costs and operating characteristics of the Company’s fossil fuel generating plants and nonutility coal mining operations.  At this time and in the absence of final legislation, compliance costs and other effects associated with reductions in greenhouse gas emissions or obtaining renewable energy sources remain uncertain.

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

Rate and Regulatory Matters

Vectren North (Indiana Gas Company, Inc.) Gas Base Rate Order Received

On February 13, 2008, the Company received an order from the IURC which approved the settlement agreement reached in its Vectren North gas rate case.  The order provided for a base rate increase of $16.3 million and an ROE of 10.2 percent, with an overall rate of return of 7.8 percent on rate base of approximately $793 million.  The order also provides for the recovery of $10.6 million of costs through separate cost recovery mechanisms rather than base rates.

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

With this order, the Company has in place for its North gas territory weather normalization, a conservation and lost margin recovery tariff, tracking of gas cost expense related to bad debts and unaccounted for gas through the existing gas cost adjustment mechanism, and tracking of pipeline integrity management expense.

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

Ohio Lost Margin Recovery/Conservation Filings

In 2005, the Company filed conservation programs and conservation adjustment trackers in Ohio designed to help customers conserve energy and reduce their annual gas bills.  The proposed programs allow the recovery of costs promoting the conservation of natural gas through conservation trackers that work in tandem with a lost margin recovery mechanism.  These mechanisms are designed to allow the recovery of the distribution portion of rates from residential and commercial customers based on the level of customer revenues established in VEDO’s last general rate case.

In June 2007, the Public Utilities Commission of Ohio (PUCO) approved a settlement that provides for the implementation of a lost margin recovery mechanism and a related conservation program for VEDO.  This order confirms the guidance the PUCO previously provided in a September 2006 decision.  The conservation program, as outlined in the September 2006 PUCO order and as affirmed in this order, provides for a two year, $2 million total conservation program to be paid by the Company, as well as a sales reconciliation rider intended to be a recovery mechanism for the difference between the weather normalized revenues actually collected by the Company and the revenues approved by the PUCO in the Company’s most recent rate case.  Approximately 60 percent of the Company’s Ohio customers are eligible for the conservation programs.  The Ohio Consumer Counselor (OCC) and another intervener requested a rehearing of the June 2007 order and the PUCO granted that request in order to have additional time to consider the merits of the request.  In accordance with accounting authorization previously provided by the PUCO, the Company began recognizing the impact of the September 2006 order on October 1, 2006, and has recognized cumulative revenues of $5.6 million.  The OCC appealed the PUCO’s accounting authorization to the Ohio Supreme Court, but that appeal has been dismissed as premature pending the PUCO’s consideration of issues raised in the OCC’s request for rehearing.  Since October 1, 2006, the Company has been ratably accruing its $2 million commitment.

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

Since April 1, 2005, the Company has been an active participant in the MISO energy markets, biddings its owned generation into the Day Ahead and Real Time markets and procuring power for its retail customers at Locational Marginal Pricing (LMP) as determined by the MISO market.  The Company is typically in a net sales position with MISO and is only occasionally in a net purchase position.  Net positions are determined on an hourly basis.  When the Company is a net seller such net revenues are included in Electric Utility revenues and when the Company is a net purchaser such net purchases are included in Cost of fuel and purchased power.  The Company also receives transmission revenue that results from other members’ use of the Company’s transmission system.  These revenues are also included in Electric Utility revenues.  Generally, costs charged by the MISO are recovered via base rates or tracking mechanisms.

As a result of MISO’s operational control over much of the Midwestern electric transmission grid, including SIGECO’s transmission facilities, SIGECO’s continued ability to import power, when necessary, and export power to the wholesale market has been, and may continue to be, impacted.  Given the nature of MISO’s policies regarding use of transmission facilities, as well as ongoing FERC initiatives, and a pending Day 3 market, where MISO plans to provide bid-based regulation and contingency operating reserve markets, it is difficult to predict near term operational impacts.  In March 2008, MISO announced that the Day 3 ancillary services market would begin in September 2008.  The Company has asked the IURC to approve its participation in Day 3 and to approve recovery of costs associated therewith.

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

Results of Operations of the Nonutility Group

The Nonutility Group operates in three primary business areas: Energy Marketing and Services, Coal Mining, and Energy Infrastructure Services.  Energy Marketing and Services markets and supplies natural gas and provides energy management services.  Coal Mining mines and sells coal.  Energy Infrastructure Services provides underground construction and repair and provides performance contracting and renewable energy services.  There are also other businesses that invest in energy-related opportunities and services, real estate, and leveraged leases, among other investments.  The Nonutility Group supports the Company’s regulated utilities pursuant to service contracts by providing natural gas supply services, coal, infrastructure services, and other services.  Nonutility Group earnings for the three months ended March 31, 2008 and 2007, follow:

	Three Months Ended March 31,
(In millions, except per share amounts)	2008	2007

NET INCOME	$6.3	$19.0

CONTRIBUTION TO VECTREN BASIC EPS	$0.08	$0.25

NET INCOME ATTRIBUTED TO:
Energy Marketing & Services	$9.0	$15.7
Mining Operations	(0.9)	1.6
Energy Infrastructure	(3.2)	(2.0)
Other Businesses	1.4	0.3
Synfuel-related results	-	3.4

Primary nonutility operations contributed earnings of $4.9 million in the quarter ended March 31, 2008, as compared to $15.3 million in 2007.  Primary nonutility operations include Energy Marketing and Services companies, Coal Mining operations, and Energy Infrastructure Services companies.

Energy Marketing and Services

Energy Marketing and Services is comprised of the Company’s gas marketing operations, energy management services, and retail gas supply operations.  Net income, inclusive of holding company costs, generated by Energy Marketing and Services for the quarter ended March 31, 2008, was $9.0 million compared to $15.7 million in 2007.

ProLiance

ProLiance, a nonutility energy marketing affiliate of Vectren and Citizens Gas and Coke Utility (Citizens Gas), provides services to a broad range of municipalities, utilities, industrial operations, schools, and healthcare institutions located throughout the Midwest and Southeast United States.  ProLiance’s customers include Vectren’s Indiana utilities and nonutility gas supply operations and Citizens Gas.  ProLiance’s primary businesses include gas marketing, gas portfolio optimization, and other portfolio and energy management services.  Consistent with its ownership percentage, Vectren is allocated 61 percent of ProLiance’s profits and losses; however, governance and voting rights remain at 50 percent for each member; and therefore the Company accounts for its investment in ProLiance using the equity method of accounting.  Vectren received regulatory approval on April 25, 2006, from the IURC for ProLiance to continue to provide natural gas supply services to the Company’s Indiana utilities through March 2011.

ProLiance’s earnings contribution totaled $7.8 million in 2008 compared to $15.2 million in 2007.  In 2008, recent lower volatility in the wholesale natural gas markets has more than offset the effect of increased storage capacity.  ProLiance’s storage capacity was 40 BCF in 2008 compared to 35 BCF in March 2007 and 40 BCF at December 31, 2007.  Firm storage capacity will increase to 47 Bcf by the end of 2008.  The Company expects that ProLiance’s results may be further impacted in 2008 due to the more recent lower price volatility.

Regulatory Matter

ProLiance self-reported to the Federal Energy Regulatory Commission (FERC or the Commission) in October 2007 possible non-compliance with the Commission’s capacity release policies.  ProLiance has taken corrective actions to assure that current and future transactions are compliant.  ProLiance is committed to full regulatory compliance and is cooperating fully with the FERC regarding these issues.  ProLiance is unable to predict the outcome of any FERC action.

Vectren Source

Vectren Retail, LLC (d/b/a Vectren Source), a wholly owned subsidiary, provides natural gas and other related products and services to customers opting for choice among energy providers.  Vectren Source earned $2.0 million in 2008 compared to $0.7 million in 2007.  The increase in earnings is primarily due to colder weather and more favorable pricing.  Vectren Source’s customer count at March 31, 2008 was approximately 157,000 as compared to 147,000 at March 31, 2007.

Coal Mining Operations

Coal Mining Operations mine and sell coal to the Company’s utility operations and to third parties through its wholly owned subsidiary Vectren Fuels, Inc. (Fuels).

Coal Mining operations, inclusive of holding company costs, incurred a loss of approximately $0.9 million in 2008 compared to earnings of $1.6 million in 2007.  The decline in earnings is primarily due  to lost production and increased costs somewhat offset by increased prices  Revised Mine Safety and Health Administration (MSHA) guidelines regarding roof structure necessitated redeploying one continuous miner and nearly doubled the expense in securing the roof structure.  As a result, yield at the Prosperity mine was down 8 percent and costs per ton increased over 20 percent.  Further, the increased cost of diesel fuel has negatively impacted Coal Mining operations results. However, while increased costs may continue, the Company expects that earnings from mining operations will improve over first quarter results due primarily to expected improvement in production levels.

In April 2006, Fuels announced plans to open two new underground mines near Vincennes, Indiana.  Construction continues at the new underground mines, and the box-cut was started in February.  Production is expected to begin in early 2009, with the second mine opening the following year.  Reserves at the two mines are estimated at 80 million tons of recoverable number-five coal at 11,200 BTU (British thermal units) and 6-pound sulfur dioxide.  Management estimates a $125 million investment to access the reserves.  Once in production, the two new mines are expected to produce 5 million tons of coal per year.  Through March 31, 2008, the Company has made investments totaling $25.7 million in the new mines.

Energy Infrastructure Services

Energy Infrastructure Services provides underground construction and repair to utility infrastructure through Miller Pipeline Corporation (Miller) and energy performance contracting and renewable energy services through Energy Systems Group, LLC (ESG).  Inclusive of holding company costs, Energy Infrastructure’s operations incurred a seasonal loss of $3.2 million in 2008 compared to a loss of $2.0 million in 2007.

Miller’s year to date seasonal loss was $1.7 million in both 2008 and 2007.  ESG’s loss in 2008 was $1.1 million compared to a loss of $0.3 million in 2007.  The higher loss was primarily due to lower beginning backlog and the timing of projects that have been awarded but not yet released.  At March 31, 2008, ESG’s backlog was $43 million compared to $52 million at December 31, 2007.

Impact of Recently Issued Accounting Guidance

SFAS 157

On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (SFAS 157), except as it applies to those nonfinancial assets and nonfinancial liabilities.  FSP FAS 157-2 delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually).  This FSP deferred the effective date of Statement 157 for those items to fiscal years beginning after November 15, 2008.

SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  This statement does not require any new fair value measurements; however, the standard impacts how other fair value based GAAP is applied.  The partial adoption of SFAS 157 did not have a material impact on the Company’s financial position, results of operations or cash flows.  Disclosures impacted by SFAS 157 are included in Note 15 to the consolidated financial statements.  The adoption of the remaining components of SFAS 157 on January 1, 2009 is also not expected to be material on the Company’s financial position, results of operations or cash flows.

SFAS 159

Also on January 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (SFAS 159).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  The Company did not choose to apply the option provided in SFAS 159 to any of its eligible items; therefore, its adoption did not have any impact on the Company’s financial statements or results of operations.

SFAS 141 (Revised 2007)

In December 2007, the FASB issued SFAS No. 141, "Business Combinations" (SFAS 141R).  SFAS 141R establishes principles and requirements for how the acquirer of an entity (1) recognizes and measures the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree (2) recognizes and measures acquired goodwill or a bargain purchase gain and (3) determines what information to disclose in its financial statements in order to enable users to assess the nature and financial effects of the business combination.  SFAS 141R applies to all transactions or other events in which one entity acquires control of one or more businesses and applies to all business entities.  SFAS 141R applies prospectively to business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Early adoption is not permitted.  The Company will adopt SFAS 141R on January 1, 2009, and because the provisions of this standard are applied prospectively, the impact to the Company cannot be determined until the transactions occur.

SFAS 160

In December 2007, the FASB issued SFAS 160, "Noncontrolling Interests in Consolidated Financial Statements-an Amendment of ARB No. 51"(SFAS 160).  SFAS 160 establishes accounting and reporting standards that require that the ownership percentages in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented separately from the parent’s equity in the equity section of the consolidated balance sheet; the amount of consolidated net income attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the consolidated income statement; that changes in the parent’s ownership interest while it retains control over its subsidiary be accounted for consistently; that when a subsidiary is deconsolidated, any retained noncontrolling equity investment be initially measured at fair value; and that sufficient disclosure is made to clearly identify and distinguish between the interests of the parent and the noncontrolling owners.  SFAS 160 applies to all entities that prepare consolidated financial statements, except for non-profit entities.  SFAS 160 is effective for fiscal years beginning after December 31, 2008.  Early adoption is not permitted.  The Company will adopt SFAS 160 on January 1, 2009, and is currently assessing the impact this statement will have on its financial statements and results of operations.

SFAS 161

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133” (SFAS 161).  SFAS 161 enhances the current disclosures under SFAS 133 and requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation in order to better convey the purpose of derivative use in terms of the risks that the entity is intending to manage.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  Tabular disclosure of fair value amounts and gains and losses on derivative instruments and related hedged items is required.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged.  The Company will adopt SFAS 161 on January 1, 2009 and is currently assessing the impact this statement will have on its financial statements and results of operations.

Financial Condition

Within Vectren’s consolidated group, Utility Holdings funds the short-term and long-term financing needs of the Utility Group operations, and Vectren Capital Corp (Vectren Capital) funds short-term and long-term financing needs of the Nonutility Group and corporate operations.  Vectren Corporation guarantees Vectren Capital’s debt, but does not guarantee Utility Holdings’ debt.  Vectren Capital’s long-term and short-term obligations outstanding at March 31, 2008, totaled $183 million and $169 million, respectively.  Utility Holdings’ outstanding long-term and short-term borrowing arrangements are jointly and severally guaranteed by Indiana Gas, SIGECO, and VEDO.  Utility Holdings’ long-term and short-term obligations outstanding at March 31, 2008, totaled $825 million and $136 million, respectively.  Additionally, prior to Utility Holdings’ formation, Indiana Gas and SIGECO funded their operations separately, and therefore, have long-term debt outstanding funded solely by their operations.

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

The credit ratings of the senior unsecured debt of Utility Holdings and Indiana Gas, at March 31, 2008, are A-/Baa1 as rated by Standard and Poor's Ratings Services (Standard and Poor’s) and Moody’s Investors Service (Moody’s), respectively.  The credit ratings on SIGECO's secured debt are A/A3.  Utility Holdings’ commercial paper has a credit rating of A-2/P-2.  The current outlook of both Moody’s and Standard and Poor’s is stable.  These ratings and outlooks have not changed since December 31, 2007.  A security rating is not a recommendation to buy, sell, or hold securities.  The rating is subject to revision or withdrawal at any time, and each rating should be evaluated independently of any other rating.  Standard and Poor’s and Moody’s lowest level investment grade rating is BBB- and Baa3, respectively.

The Company’s consolidated equity capitalization objective is 45-55 percent of long-term capitalization.  This objective may have varied, and will vary, depending on particular business opportunities, capital spending requirements, execution of long-term financing plans and seasonal factors that affect the Company’s operations.  The Company’s equity component was 49 percent and 50 percent of long-term capitalization at March 31, 2008, and December 31, 2007, respectively.  Long-term capitalization includes long-term debt, including current maturities and debt subject to tender, as well as common shareholders’ equity.

The Company expects the majority of its capital expenditures, investments, and debt security redemptions to be provided by internally generated funds.  However, due to increased levels of forecasted capital expenditures and expected growth in nonutility operations, the Company may require additional permanent financing.  The Company expects to settle an equity forward contract within the next twelve months and recently issued new long-term debt as more fully described below.  As of March 31, 2008, the Company was in compliance with all financial covenants.

Sources & Uses of Liquidity

Operating Cash Flow

The Company's primary source of liquidity to fund working capital requirements has been cash generated from operations, which totaled $288.4 million in 2008, compared to $215.2 million in 2007, an increase of $73.2 million

The increase was primarily a result of changes in working capital accounts.  Net income before non-cash charges of $119.3 million increased $16.2 million, compared to $103.1 million in 2007.  Working capital changes generated cash of $168.2 million in 2008 compared to cash generated of $110.4 million in 2007.

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

Cash flow required for financing activities reflects the impact of recently executed long-term financing, increases in common stock dividends over the periods presented, and changes in short term borrowings.  Financing activities are generally flat with net activity approximating $200 million in cash requirements in both the three months ended March 31, 2008 and 2007.  In 2008, Utility Holdings issued $125 million of senior unsecured securities and used those proceeds to refinance certain capital projects originally financed with short-term borrowings.  Also, during the first quarter of 2008, the Company mitigated its exposure to auction rate debt markets.  These transactions are more fully described below.

VUHI Debt Issuance
In March 2008, Utility Holdings issued $125 million in 6.25 percent senior unsecured notes due April 1, 2039 (2039 Notes) at par.  The 2039 Notes are guaranteed by Utility Holdings’ three public utilities:  SIGECO, Indiana Gas, and VEDO.  These guarantees are full and unconditional and joint and several.

The 2039 Notes have no sinking fund requirements, and interest payments are due monthly.  The notes may be called by Utility Holdings, in whole or in part, at any time on or after April 1, 2013, at 100 percent of principal amount plus accrued interest.  During 2007, Utility Holdings entered into several interest rate hedges with an $80 million notional amount.  Upon issuance of the notes, these instruments were settled resulting in the payment of approximately $9.6 million, which was recorded as a Regulatory asset pursuant to existing regulatory orders.  The value paid is being amortized as an increase to interest expense over the life of the issue.  The proceeds from the sale of the 2039 Notes, settlement of the hedging arrangements, and payments of issuance costs totaled approximately $111.1 million.

Auction Rate Mode Securities
In February 2008, SIGECO provided notice to the current holders of approximately $103 million of tax-exempt auction rate mode long-term debt of its plans to convert that debt from its current auction rate mode into a daily interest rate mode.  In March 2008, the debt was tendered at 100 percent of the principal amount plus accrued interest and is shown as a retirement of debt in the consolidated statement of cash flows.  During March 2008, SIGECO remarketed approximately $61.8 million of these investments at interest rates that are fixed to maturity, receiving proceeds, net of issuance costs, of approximately $60.3 million.  The terms are $22.6 million at 5.15 percent due in 2023, $22.2 million at 5.35 percent due in 2030 and $17.0 million at 5.45 percent due in 2041.  The remaining $41.2 million continues to be held in treasury and is expected to be remarketed at some future date.

Investing Cash Flow

Cash flow required for investing activities was $75.5 million in 2008 and $20.8 million in 2007.  Capital expenditures are the primary component of investing activities and totaled $69.6 million in 2008, compared to $67.2 million in 2007.  The quarter ended March 31, 2008 includes higher levels of expenditures for coal mine development.  Investing cash flow in 2007 includes the receipt of $44.9 million in proceeds from the sale of SIGECOM.

Available Sources of Liquidity

Short-term Borrowing Arrangements

At March 31, 2008, the Company has $780 million of short-term borrowing capacity, including $520 million for the Utility Group and $260 million for the wholly owned Nonutility Group and corporate operations, of which approximately $384 million is available for the Utility Group operations and approximately $91 million is available for the wholly owned Nonutility Group and corporate operations.

Common Stock Offering in 2007

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

If the equity forward had been settled by delivery of shares at March 31, 2008, the Company would have received approximately $126 million for the 4.6 million shares.  If the Company had elected to settle the equity forward in cash at March 31, 2008, the Company estimates it would have received approximately $0.6 million, assuming the trailing three month average of Vectren’s stock price approximates the equity forward’s unwind price.  The federal funds rate was 3.0 percent at March 31, 2008.  The Company currently anticipates settling the equity forward by delivering shares.

New Share Issues

The Company may periodically issue new common shares to satisfy the dividend reinvestment plan, stock option plan and other employee benefit plan requirements.  New issuances added additional liquidity of $5.8 million in 2007.

Potential Uses of Liquidity

Planned Capital Expenditures & Investments

Investments in total company capital expenditures and nonutility unconsolidated affiliates for the remainder of 2008 are estimated to approximate $350 million.

Other Guarantees and Letters of Credit

In the normal course of business, Vectren issues guarantees to third parties on behalf of its unconsolidated affiliates.  Such guarantees allow those affiliates to execute transactions on more favorable terms than the affiliate could obtain without such a guarantee.  Guarantees may include posted letters of credit, leasing guarantees, and performance guarantees.  As of March 31, 2008, guarantees issued and outstanding on behalf of unconsolidated affiliates approximated $3 million.

The Company has accrued no liabilities for these guarantees as they relate to guarantees executed prior to the adoption of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”

In 2006, the Company issued a guarantee with an approximate $5.0 million maximum risk related to the residual value of an operating lease that expires in 2011.  As of March 31, 2008, Vectren Corporation has a liability representing the fair value of that guarantee of approximately $0.1 million.  Liabilities accrued for, and activity related to, product warranties are not significant.  Through December 31, 2007, the Company has not been called upon to satisfy any obligations pursuant to its guarantees.

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

These risks are not significantly different from the information set forth in Item 7A Quantitative and Qualitative Disclosures About Market Risk included in the Vectren 2007 Form 10-K and is therefore not presented herein.

ITEM 4.  CONTROLS AND PROCEDURES

Changes in Internal Controls over Financial Reporting

During the quarter ended March 31, 2008, there have been no changes to the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of March 31, 2008, the Company conducted an evaluation under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness and the design and operation of the Company's disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of December 31, 2007, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is:
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

ITEM 1A.  RISK FACTORS

The Company’s risk factors have not materially changed from the information set forth in Item 1A Risk Factors included in the Vectren 2007 Form 10-K and are therefore not presented herein.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Periodically, the Company purchases shares from the open market to satisfy share requirements associated with the Company’s share-based compensation plans.  The following chart contains information regarding open market purchases made by the Company to satisfy share-based compensation requirements during the quarter ended March 31, 2008.

			Total Number of	Maximum Number
	Number of		Shares Purchased as	of Shares That May
	Shares	Average Price	Part of Publicly	Be Purchased Under
Period	Purchased	Paid Per Share	Announced Plans	These Plans
January 1-31	-	-	-	-
February 1-28	4,320	$ 27.10	-	-
March 1-31	-	-	-	-

ITEM 6.  EXHIBITS

Exhibits and Certifications

4.1
Sixth Supplemental Indenture, dated March 10, 2008, among Vectren Utility Holdings, Inc., Indiana Gas
Company, Inc., Southern Indiana Gas & Electric Company, Vectren Energy Delivery of Ohio, Inc., and U.S.
Bank Trust National Association (Filed and designated in Form 8-K, dated March 12, 2008, File No.
1-15467, as Exhibit 4.1)

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

VECTREN CORPORATION
Registrant

May 2, 2008	/s/Jerome A. Benkert, Jr.
Jerome A. Benkert, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/M. Susan Hardwick
M. Susan Hardwick
Vice President, Controller and Assistant Treasurer
(Principal Accounting Officer)