Form 10-Q
period 2008-06-30
VECTREN CORP
filed 2008-08-04
CIK 1096385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer ☒                                                                                                                   Accelerated filer o

Non-accelerated filer ☐ (Do not check if a smaller reporting company)                                        Smaller reporting company o

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
□ Yes    ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock- Without Par Value	80,977,473	July 31, 2008
Class	Number of Shares	Date

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
MISO: Midwest Independent System Operator

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VECTREN CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited – In millions)

	June 30,	December 31,
	2008	2007

ASSETS

Current Assets
Cash & cash equivalents	$12.0	$20.6
Accounts receivable - less reserves of $6.8 &
$4.0, respectively	159.6	189.4
Accrued unbilled revenues	57.1	168.2
Inventories	134.3	160.9
Recoverable fuel & natural gas costs	17.8	-
Prepayments & other current assets	105.4	160.5
Total current assets	486.2	699.6

Utility Plant
Original cost	4,169.9	4,062.9
Less: accumulated depreciation & amortization	1,569.3	1,523.2
Net utility plant	2,600.6	2,539.7

Investments in unconsolidated affiliates	182.6	208.8
Other investments	81.2	77.0
Nonutility property - net	343.7	320.3
Goodwill - net	238.0	238.0
Regulatory assets	168.5	175.3
Other assets	38.5	37.7
TOTAL ASSETS	$4,139.3	$4,296.4

The accompanying notes are an integral part of these consolidated condensed financial statements.

VECTREN CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited – In millions)

	June 30,	December 31,
	2008	2007

LIABILITIES & SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$141.9	$187.4
Accounts payable to affiliated companies	76.1	83.7
Refundable fuel & natural gas costs	12.7	27.2
Accrued liabilities	182.1	171.8
Short-term borrowings	245.5	557.0
Current maturities of long-term debt	0.3	0.3
Total current liabilities	658.6	1,027.4

Long-term Debt - Net of Current Maturities &
Debt Subject to Tender	1,329.1	1,245.4

Deferred Income Taxes & Other Liabilities
Deferred income taxes	313.3	318.1
Regulatory liabilities	310.7	307.2
Deferred credits & other liabilities	166.0	164.2
Total deferred credits & other liabilities	790.0	789.5

Minority Interest in Subsidiary	0.4	0.4

Commitments & Contingencies (Notes 7, 11-13)

Common Shareholders' Equity
Common stock (no par value) – issued & outstanding
81.0 and 76.3 shares, respectively	657.9	532.7
Retained earnings	705.9	688.5
Accumulated other comprehensive income	(2.6)	12.5
Total common shareholders' equity	1,361.2	1,233.7

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$4,139.3	$4,296.4

The accompanying notes are an integral part of these consolidated condensed financial statements.

VECTREN CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited – In millions, except per share data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
OPERATING REVENUES
Gas utility	$224.9	$191.9	$858.5	$776.0
Electric utility	127.2	109.9	254.4	218.0
Nonutility revenues	111.8	119.9	253.1	261.7
Total operating revenues	463.9	421.7	1,366.0	1,255.7
OPERATING EXPENSES
Cost of gas sold	143.8	114.6	605.8	539.1
Cost of fuel & purchased power	48.5	38.4	94.5	79.0
Cost of nonutility revenues	52.1	56.3	147.4	152.7
Other operating	124.7	111.5	240.5	218.0
Depreciation & amortization	47.4	46.7	94.8	92.4
Taxes other than income taxes	14.4	14.5	41.2	39.2
Total operating expenses	430.9	382.0	1,224.2	1,120.4
OPERATING INCOME	33.0	39.7	141.8	135.3
OTHER INCOME (EXPENSE) - NET
Equity in earnings (losses) of unconsolidated affiliates	(6.5)	0.5	7.5	22.7
Other income (expense) – net	3.1	1.8	6.1	9.2
Total other (expense) income - net	(3.4)	2.3	13.6	31.9

Interest expense	23.2	23.4	48.5	48.4

INCOME BEFORE INCOME TAXES	6.4	18.6	106.9	118.8

Income taxes	1.7	2.6	38.2	32.7

NET INCOME	$4.7	$16.0	$68.7	$86.1

AVERAGE COMMON SHARES OUTSTANDING	76.2	75.9	76.1	75.9
DILUTED COMMON SHARES OUTSTANDING	77.1	76.7	76.8	77.0

EARNINGS PER SHARE OF COMMON STOCK:
BASIC	$0.06	$0.21	$0.90	$1.13
DILUTED	$0.06	$0.21	$0.89	$1.12

DIVIDENDS DECLARED PER SHARE OF
COMMON STOCK	$0.33	$0.32	$0.65	$0.63

The accompanying notes are an integral part of these consolidated condensed financial statements.

VECTREN CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited – In millions)

	Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$68.7	$86.1
Adjustments to reconcile net income to cash from operating activities:
Depreciation & amortization	94.8	92.4
Deferred income taxes & investment tax credits	18.9	1.9
Equity in earnings of unconsolidated affiliates	(7.5)	(22.7)
Provision for uncollectible accounts	8.9	9.1
Expense portion of pension & postretirement periodic benefit cost	3.9	4.9
Other non-cash charges - net	7.2	5.9
Changes in working capital accounts:
Accounts receivable & accrued unbilled revenue	132.0	128.3
Inventories	25.7	35.5
Recoverable/refundable fuel & natural gas costs	(32.3)	6.9
Prepayments & other current assets	41.2	26.3
Accounts payable, including to affiliated companies	(48.2)	(103.2)
Accrued liabilities	18.2	(0.4)
Unconsolidated affiliate dividends	9.1	17.7
Changes in noncurrent assets	3.9	(9.5)
Changes in noncurrent liabilities	(13.6)	(11.0)
Net cash flows from operating activities	330.9	268.2
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from:
Issuance of common stock	124.9	-
Long-term debt, net of issuance costs	171.2	0.1
Stock option exercises & other	-	5.2
Requirements for:
Dividends on common stock	(49.4)	(47.8)
Retirement of long-term debt	(103.3)	-
Other financing activities	(0.2)	(0.1)
Net change in short-term borrowings	(311.8)	(135.3)
Net cash flows from financing activities	(168.6)	(177.9)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from:
Unconsolidated affiliate distributions	-	11.6
Other collections	4.3	37.2
Requirements for:
Capital expenditures, excluding AFUDC equity	(164.4)	(155.2)
Unconsolidated affiliate investments	(0.1)	(7.4)
Other investments	(10.7)	-
Net cash flows from investing activities	(170.9)	(113.8)
Net change in cash & cash equivalents	(8.6)	(23.5)
Cash & cash equivalents at beginning of period	20.6	32.8
Cash & cash equivalents at end of period	$12.0	$9.3

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

The interim consolidated condensed financial statements included in this report have been prepared by the Company, without audit, as provided in the rules and regulations of the Securities and Exchange Commission.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted as provided in such rules and regulations.  The Company believes that the information in this report reflects normal and recurring adjustments necessary to fairly state the results of the interim periods reported.  These consolidated condensed financial statements and related notes should be read in conjunction with the Company’s audited annual consolidated financial statements for the year ended December 31, 2007, filed with the Securities and Exchange Commission on February 20, 2008, on Form 10-K.  Because of the seasonal nature of the Company’s utility operations, the results shown on a quarterly basis are not necessarily indicative of annual results.

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

3.	Comprehensive Income

Comprehensive income consists of the following:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In millions)	2008	2007	2008	2007
Net income	$4.7	$16.0	$68.7	$86.1
Comprehensive income (loss) of unconsolidated affiliates	(14.6)	8.3	(24.7)	1.8
Cash flow hedges
Unrealized gains	-	-	-	0.1
Reclassifications to net income	(0.1)	(0.2)	(0.2)	0.2
Income tax benefit (expense)	5.8	(3.2)	9.8	(0.8)
Total comprehensive income (loss)	$(4.2)	$20.9	$53.6	$87.4

Other comprehensive income (loss) of unconsolidated affiliates is the Company’s portion of ProLiance Holdings, LLC’s accumulated other comprehensive income related to their use of cash flow hedges, including commodity contracts, and the Company’s portion of Haddington Energy Partners, LP’s accumulated other comprehensive income related to its unrealized gains and losses of “available for sale securities,” as defined by SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.”

4.	Earnings Per Share

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share assumes that stock options and an equity forward contract are converted into common shares using the treasury stock method and restricted shares are converted into common shares using the contingently issuable shares method, to the extent the effect would be dilutive.  See Note 10 regarding the settlement of the equity forward contract.

The following table sets forth the computation of basic and diluted earnings per share.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In millions, except per share data)	2008	2007	2008	2007

Numerator:
Numerator for basic and diluted EPS - Net income	$4.7	$16.0	$68.7	$86.1

Denominator:
Denominator for basic EPS - Weighted average
common shares outstanding	76.2	75.9	76.1	75.9
Equity forward dilution effect	0.2	0.2	0.1	0.1
Conversion of stock options and lifting of
restrictions on issued restricted stock	0.7	0.6	0.6	1.0
Denominator for diluted EPS - Adjusted weighted
average shares outstanding and assumed
conversions outstanding	77.1	76.7	76.8	77.0

Basic earnings per share	$0.06	$0.21	$0.90	$1.13
Diluted earnings per share	$0.06	$0.21	$0.89	$1.12

For the three and six months ended June 30, 2008 and 2007, all options were dilutive.

5.	Excise and Utility Receipts Taxes

Excise taxes and a portion of utility receipts taxes are included in rates charged to customers.  Accordingly, the Company records these taxes received as a component of operating revenues, which totaled $7.2 million and $6.7 million, respectively for the three months ended June 30, 2008 and 2007.  For the six months ended June 30, 2008 and 2007, these taxes totaled $26.7 million and $24.7 million, respectively.  Expenses associated with excise and utility receipts taxes are recorded as a component of Taxes other than income taxes.

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

Net Periodic Benefit Cost
A summary of the components of net periodic benefit cost follows:

	Three Months Ended June 30,
	Pension Benefits		Other Benefits
(In millions)	2008	2007	2008	2007
Service cost	$1.5	$1.4	$0.1	$0.1
Interest cost	3.8	3.7	1.0	1.0
Expected return on plan assets	(4.1)	(3.6)	(0.1)	(0.1)
Amortization of prior service cost	0.4	0.4	(0.2)	(0.2)
Amortization of transitional obligation	-	-	0.3	0.3
Amortization of actuarial loss	-	0.4	-	-
Net periodic benefit cost	$1.6	$2.3	$1.1	$1.1

	Six Months Ended June 30,
	Pension Benefits		Other Benefits
(In millions)	2008	2007	2008	2007
Service cost	$3.0	$2.8	$0.2	$0.3
Interest cost	7.6	7.4	2.0	2.0
Expected return on plan assets	(8.2)	(7.2)	(0.2)	(0.3)
Amortization of prior service cost	0.8	0.9	(0.4)	(0.4)
Amortization of transitional obligation	-	-	0.6	0.6
Amortization of actuarial loss	-	0.7	-	-
Net periodic benefit cost	$3.2	$4.6	$2.2	$2.2

Employer Contributions to Qualified Pension Plans
Currently, the Company expects to contribute approximately $10.2 million to its pension plan trusts for 2008.  Through June 30, 2008, contributions of $6.6 million have been made to the pension plan trusts.

Measurement Date Provisions of SFAS 158
SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158), requires an employer to measure the funded status of a plan as of the date of its year-end balance sheet.  Prior to the adoption of SFAS 158, Vectren had a September 30 measurement date.  The effects of adopting SFAS 158 were calculated using a measurement of plan assets and benefit obligations as of September 30, 2007 and a 15-month projection of periodic cost to December 31, 2008.  The Company recorded three months of that cost totaling $2.7 million, or $1.6 million after tax, to retained earnings on January 1, 2008.  Related adjustments to Accumulated other comprehensive income and Regulatory assets were not material.

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

Transactions with ProLiance
The Company, including its retail gas supply operations, contracted for approximately 79 percent and 76 percent of its natural gas purchases through ProLiance during the six months ended June 30, 2008 and 2007, respectively.  Purchases from ProLiance for resale and for injections into storage for the three months ended June 30, 2008 and 2007 totaled $236.8 million and $173.5 million, respectively, and for the six months ended June 30, 2008 and 2007, totaled $526.2 million and $446.3 million, respectively.  Amounts owed to ProLiance at June 30, 2008, and December 31, 2007, for those purchases were $76.1 million and $81.5 million, respectively, and are included in Accounts payable to affiliated companies.  Amounts charged by ProLiance for gas supply services are established by supply agreements with each utility.

Summarized Financial Information
Summarized financial information related to ProLiance is presented below:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(in millions)	2008	2007	2008	2007
Summarized Statement of Income information:
Revenues	$621.9	$495.3	$1,431.4	$1,263.8
Margin	(4.3)	14.0	26.8	64.1
Operating income (loss)	(11.1)	6.5	12.1	49.9
ProLiance's earnings (loss)	(10.1)	9.4	13.5	53.7

	As of June 30,	As of December 31,
(In millions)	2008	2007
Summarized balance sheet information:
Current assets	$734.2	$684.3
Noncurrent assets	43.6	45.2
Current liabilities	526.7	436.9
Noncurrent liabilities	4.0	4.3
Equity	247.1	288.3

Vectren’s share of ProLiance’s operating results, which are included in Equity in earnings(losses) of unconsolidated affiliates, were a loss of $6.2 million and earnings of $5.7 million, respectively, for the three months ended June 30, 2008 and 2007, and were $8.2 million and $32.7 million, respectively, for the six months ended June 30, 2008 and 2007.  Vectren’s share of ProLiance’s earnings, after income taxes and allocated interest expense, was a loss of $4.4 million and earnings of $2.5 million for the three months ended June 30, 2008 and 2007, respectively, and were $3.3 million and $17.8 million for the six months ended June 30, 2008 and 2007, respectively.

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

Pace Carbon Synfuels, LP (Pace Carbon) is a Delaware limited partnership formed to develop, own, and operate four projects to produce and sell coal-based synthetic fuel (synfuel) utilizing Covol technology.  The Company has an 8.3 percent interest in Pace Carbon which is accounted for using the equity method of accounting.  The Internal Revenue Code provided for manufacturers, such as Pace Carbon, to receive a tax credit for every ton of synthetic fuel sold.  In addition, Vectren Fuels, Inc., a wholly owned subsidiary involved in coal mining, received processing fees from synfuel producers unrelated to Pace Carbon for a portion of its coal production.  The tax law authorizing synfuel related credits and fees expired on December 31, 2007.  Synfuel operations ceased coinciding with the expiration of the tax law and Pace Carbon has no future operating plans. Synfuel-related results include equity method losses totaling $5.3 million and $10.5 million, respectively, for the three and six months ended June 30, 2007.  In total synfuel-related results inclusive of the equity method losses, the related tax benefits, tax credits, and other activity were earnings of $1.4 million and $4.8 million, respectively, for the three and six months ended June 30, 2007.

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

Auction Rate Mode Securities
In February 2008, SIGECO provided notice to the current holders of approximately $103 million of tax-exempt auction rate mode long-term debt of its plans to convert that debt from its current auction rate mode into a daily interest rate mode.  In March 2008, the debt was tendered at 100 percent of the principal amount plus accrued interest.  During March 2008, SIGECO remarketed approximately $61.8 million of these investments at interest rates that are fixed to maturity, receiving proceeds, net of issuance costs, of approximately $60.0 million.  The terms are $22.6 million at 5.15 percent due in 2023, $22.2 million at 5.35 percent due in 2030 and $17.0 million at 5.45 percent due in 2041.  The remaining $41.2 million continues to be held in treasury and is expected to be remarketed at some future date.

10.	Common Stock Offering Proceeds Received

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

On June 27, 2008, the Company physically settled the equity forward by delivering the 4.6 million shares, receiving proceeds of approximately $124.9 million.  The slight difference between the proceeds generated by the public offering and those received by the Company were due to adjustments defined in the equity forward agreement including 1) daily increases in the forward sale price based on a floating interest factor equal to the federal funds rate, less a 35 basis point fixed spread, and 2) structured quarterly decreases to the forward sale price that align with expected Company dividend payments.

Vectren transferred the proceeds to Utility Holdings, and Utility Holdings used the proceeds to repay short-term debt obligations incurred primarily to fund its capital expenditure program.  The proceeds received were recorded as an increase to Common Stock in Common Shareholders’ Equity and are presented in the Statement of Cash Flows as a financing activity.

11.	Commitments & Contingencies

Legal Proceedings
The Company is party to various legal proceedings arising in the normal course of business.  In the opinion of management, there are no legal proceedings pending against the Company that are likely to have a material adverse effect on its financial position, results of operations or cash flows.

Guarantees & Product Warranties
Vectren issues guarantees to third parties on behalf of its unconsolidated affiliates.  Such guarantees allow those affiliates to execute transactions on more favorable terms than the affiliate could obtain without such a guarantee.  Guarantees may include posted letters of credit, leasing guarantees, and performance guarantees.  As of June 30, 2008, guarantees issued and outstanding on behalf of unconsolidated affiliates approximated $3 million.  The Company has accrued no liabilities for these guarantees as they relate to guarantees executed prior to the adoption of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”

In 2006, the Company issued a guarantee with an approximate $4 million maximum risk related to the residual value of an operating lease that expires in 2011.  As of June 30, 2008, Vectren Corporation has a liability representing the fair value of that guarantee of approximately $0.1 million.  Liabilities accrued for, and activity related to, product warranties are not significant.

12.	Environmental Matters

Clean Air Act Initiatives
In March of 2005 USEPA finalized two new air emission reduction regulations.  The Clean Air Interstate Rule (CAIR) is an allowance cap and trade program requiring further reductions in Nitrogen Oxides (NOx) and Sulfur Dioxide (SO2) emissions from coal-burning power plants.  The Clean Air Mercury Rule (CAMR) is an allowance cap and trade program requiring further reductions in mercury emissions from coal-burning power plants.  However, on February 8, 2008, the US Court of Appeals for the District of Columbia vacated the federal CAMR regulations and on July 11, 2008, the same court vacated the federal CAIR regulations.  At this time it is uncertain how this decision will affect Indiana’s implementation plans for those regulations.  Utilization of the Company’s inventory of NOx and SO2  allowances may also be impacted by these decisions; however, most of the these allowances were granted to the Company at zero cost, so a reduction in carrying value is not expected.

To comply with Indiana’s implementation plan of the Clean Air Act of 1990 and to comply with potential future regulations of mercury and further NOx and SO2  reductions, SIGECO has IURC authority to invest in clean coal technology.  Using this authorization, SIGECO has invested approximately $307 million in pollution control equipment, including Selective Catalytic Reduction (SCR) systems and fabric filters.  SCR technology is the most effective method of reducing NOx emissions where high removal efficiencies are required and fabric filters control particulate matter emissions.  These investments were included in rate base for purposes of determining new base rates that went into effect on August 15, 2007.  Prior to being included in base rates, return on investments made and recovery of related operating expenses were recovered through a rider mechanism.

Further, the IURC granted SIGECO authority to invest in an SO2 scrubber at its generating facility that is jointly owned with ALCOA (the Company’s portion is 150 MW).  The order, as updated with an increased spending level, allows SIGECO to recover an approximate 8 percent return on up to $92 million, excluding AFUDC, in capital investments through a rider mechanism which is updated every six months for actual costs incurred.  The Company may file periodic updates with the IURC requesting modification to the spending authority.  As of June 30, 2008, the Company has invested approximately $73 million in this project.  The Company expects the SO2 scrubber will be operational by early 2009.  At that time, operating expenses including depreciation expense associated with the scrubber are expected to be recovered through a rider mechanism.

Once the SO2 scrubber is operational, SIGECO’s coal fired generating fleet will be 100 percent scrubbed for SO2 and 90 percent controlled for NOx.  SIGECO's investments in scrubber, SCR and fabric filter technology allows for compliance with existing regulations that are unaffected by these recent court decisions and should position it to comply with future reasonable pollution control legislation, if and when, reductions in mercury and further reductions in NOx and SO2 are promulgated by USEPA and/or the District of Columbia US Court of Appeals rulings are overturned.  It is also possible that CAMR and CAIR regulations being vacated will lead to increased support for the passage of a multi-pollutant bill in Congress.

Climate Change
There are currently several forms of legislation being circulated at the federal level addressing the climate change issue.  The most prominent of these proposals is the Lieberman-Warner climate change bill, which mandates a cap on greenhouse gas emissions beginning in 2012 and the auctioning and subsequent trading of allowances among those that emit greenhouse gases.  The Senate was unable to end debate of Lieberman-Warner bill, and therefore it was removed from the 2008 calendar.  The Company anticipates continuing federal legislative efforts modeled on either the Lieberman-Warner cap and trade proposal or a carbon tax

In the absence of federal legislation, several regional initiatives throughout the United States are in the process of establishing regional cap and trade programs.  While no climate change legislation is pending in the State of Indiana, the State is an observer of the Midwestern Regional Greenhouse Gas Reduction Accord, and its legislature debated, but did not pass, renewable energy portfolio standards in 2007.

In April of 2007, the US Supreme Court determined that greenhouse gases meet the definition of "air pollutant" under the Clean Air Act and ordered the USEPA to determine whether greenhouse gas emissions from new motor vehicles cause or contribute to air pollution that may reasonably be anticipated to endanger public health or welfare. Should the USEPA find such endangerment, it is likely that major stationary sources will be subject to regulation under the Act.  USEPA has recently released its Advanced Notice of Proposed Rulemaking in which the agency is soliciting comment as to whether it is appropriate or effective to regulate greenhouse gas emissions under the Act.

Impact of Legislative Actions and Other Initiatives is Unknown
If legislation requiring reductions in CO2 and other greenhouse gases or legislation mandating a renewable energy portfolio standard is adopted, such regulation could substantially affect both the costs and operating characteristics of the Company’s fossil fuel generating plants and nonutility coal mining operations.  At this time and in the absence of final legislation, compliance costs and other effects associated with reductions in greenhouse gas emissions or obtaining renewable energy sources remain uncertain.  The Company has gathered preliminary estimates of the costs to comply with the Lieberman-Warner climate change bill.  A preliminary investigation demonstrated costs to comply would be significant, first to operating expenses for the purchase of allowances, and later to capital expenditures as technology becomes available to control greenhouse gas emissions.  However, these compliance cost estimates are very sensitive to highly uncertain assumptions, including allowance prices. Costs to purchase allowances that cap greenhouse gas emissions should be considered a cost of providing electricity, and as such, the Company believes recovery should be timely reflected in rates charged to customers. Approximately 20 percent of electric volumes sold in 2007 were delivered to municipal and other wholesale customers.  As such, the Company has some flexibility to modify the level of these transactions to reduce overall emissions and reduce costs associated with complying with new environmental regulations.

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

Vectren North (Indiana Gas Company, Inc.) Gas Base Rate Order Received
On February 13, 2008, the Company received an order from the IURC which approved the settlement agreement reached in its Vectren North gas rate case.  The order provided for a base rate increase of $16.3 million and a return on equity (ROE) of 10.2 percent, with an overall rate of return of 7.8 percent on rate base of approximately $793 million.  The order also provides for the recovery of $10.6 million of costs through separate cost recovery mechanisms rather than base rates.

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

With this order, the Company has in place for its North gas territory weather normalization, a conservation and lost margin recovery tariff, tracking of gas cost expense related to a bad debt expense level based on historical experience and unaccounted for gas through the existing gas cost adjustment mechanism, and tracking of pipeline integrity management expense.

Vectren Energy Delivery of Ohio, Inc. (VEDO) Gas Base Rate Case Filing
In November 2007, the Company filed with the PUCO a request for an increase in its base rates and charges for VEDO’s distribution business in its 17-county service area in west central Ohio.  The filing indicates that an increase in base rates of approximately $27 million is necessary to cover the ongoing cost of operating, maintaining and expanding the approximately 5,200-mile distribution system used to serve 319,000 customers.

In addition, the Company is seeking to increase the level of the monthly service charge as well as extend the lost margin recovery mechanism currently in place to be able to encourage customer conservation and is also seeking approval of expanded conservation-oriented programs, such as rebate offerings on high-efficiency natural gas appliances for existing and new home construction, to help customers lower their natural gas bills.  The Company is also seeking approval of a multi-year bare steel and cast iron capital replacement program.

The PUCO Staff issued its report on the case on June 16, 2008, and recommended a revenue increase of $10.7 million to $12.6 million and was generally supportive the Company’s rate design and a bare steel and cast iron capital replacement program proposals.  A hearing before the PUCO is scheduled to begin in mid August, 2008 and the Company anticipates an order from the PUCO in late 2008.

Vectren South (SIGECO) Electric Base Rate Order Received
On August 15, 2007, the Company received an order from the IURC which approved its Vectren South electric rate case.  The settlement agreement provides for an approximate $60.8 million electric rate increase to cover the Company’s cost of system growth, maintenance, safety and reliability.  The settlement provides for, among other things: recovery of ongoing costs and deferred costs associated with the MISO; operations and maintenance (O&M) expense increases related to managing the aging workforce, including the development of expanded apprenticeship programs and the creation of defined training programs to ensure proper knowledge transfer, safety and system stability; increased O&M expense necessary to maintain and improve system reliability; benefit to customers from the sale of wholesale power by Vectren sharing equally with customers any profit earned above or below $10.5 million of wholesale power margin; recovery of and return on the investment in past demand side management programs to help encourage conservation during peak load periods; timely recovery of the Company’s investment in certain new electric transmission projects that benefit the MISO infrastructure; an overall rate of return of 7.32 percent on rate base of approximately $1,044 million and an allowed ROE of 10.4 percent.

Vectren South (SIGECO) Gas Base Rate Order Received
On August 1, 2007, the Company received an order from the IURC which approved its Vectren South gas rate case.  The order provided for a base rate increase of $5.1 million and a ROE of 10.15 percent, with an overall rate of return of 7.20 percent on rate base of approximately $122 million.  The settlement also provides for the recovery of $2.6 million of costs through separate cost recovery mechanisms rather than base rates.

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

With this order, the Company now has in place for its South gas territory weather normalization, a conservation and lost margin recovery tariff, tracking of gas cost expense related to a bad debt expense level based on historical experience and unaccounted for gas through the existing gas cost adjustment mechanism, and tracking of pipeline integrity expense.

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

In June 2007, the Public Utilities Commission of Ohio (PUCO) approved a settlement that provides for the implementation of a lost margin recovery mechanism and a related conservation program for VEDO.  This order confirms the guidance the PUCO previously provided in a September 2006 decision.  The conservation program, as outlined in the September 2006 PUCO order and as affirmed in this order, provides for a two year, $2 million total conservation program to be paid by the Company, as well as a sales reconciliation rider intended to be a recovery mechanism for the difference between the weather normalized revenues actually collected by the Company and the revenues approved by the PUCO in the Company’s most recent rate case.  Approximately 60 percent of the Company’s Ohio customers are eligible for the conservation programs.  The Ohio Consumer Counselor (OCC) and another intervener requested a rehearing of the June 2007 order and the PUCO granted that request in order to have additional time to consider the merits of the request.  In accordance with accounting authorization previously provided by the PUCO, the Company began recognizing the impact of the September 2006 order on October 1, 2006, and has recognized cumulative revenues of $6.9 million.  The OCC appealed the PUCO’s accounting authorization to the Ohio Supreme Court, but that appeal has been dismissed as premature pending the PUCO’s consideration of issues raised in the OCC’s request for rehearing.  Since October 1, 2006, the Company has been ratably accruing its $2 million commitment.  It is expected that resolution of this matter will be addressed coincident with the Company’s base rate proceeding currently in progress.

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

SFAS 157
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157).  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  SFAS 157 does not require any new fair value measurements; however, the standard will impact how other fair value based GAAP is applied.  Subsquently, the FASB issued FSP FAS 157-2 which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008.  The Company  adopted SFAS 157 on January 1, 2008, except as it applies to those nonfinancial assets and nonfinancial liabilities as described in FSP FAS 157-2.  The partial adoption of SFAS 157 did not materially impact Vectren’s financial position, results of operations or cash flows.  The Company is currently evaluating the potential impact the application of SFAS 157 to its nonfinancial assets and liabilities will have on its consolidated financial statements.

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

The fair value of financial assets and liabilities was determined using the following inputs at June 30, 2008:

					Fair Value at
	As of June 30, 2008				December 31,
In millions	Fair Value	Level 1	Level 2	Level 3	2007

Derivative assets/(liabilities):
Regulated gas supply contracts	$0.6	$0.6	$-	$-	$-
Interest rate related contracts	-	-	-	-	(8.9)
Synfuel related contracts	-	-	-	-	22.8
Other	-	-	-	-	2.6

Included in:
Prepayments and other current assets	$0.6	$0.6	$-	$-	$25.4
Accrued liabilities	-	-	-	-	8.9

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

SFAS 162
 In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting principles used in the preparation of financial statements.  SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The implementation of this standard will not have a material impact on consolidated financial position and results of operations.

FSP EITF 03-6-1
In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1). FSP EITF 03-6-1 clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of FSP EITF 03-6-1 on its consolidated financial position and results of operations.

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

Information related to the Company’s business segments is summarized below:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In millions)	2008	2007	2008	2007
Revenues
Utility Group
Gas Utility Services	$224.9	$191.9	$858.5	$776.0
Electric Utility Services	127.2	109.9	254.4	218.0
Other Operations	11.7	10.5	23.4	20.2
Eliminations	(11.1)	(10.0)	(22.2)	(19.3)
Total Utility Group	352.7	302.3	1,114.1	994.9
Nonutility Group	144.1	149.5	313.8	318.8
Eliminations	(32.9)	(30.1)	(61.9)	(58.0)
Consolidated Revenues	$463.9	$421.7	$1,366.0	$1,255.7

Profitability Measure - Net Income (Loss)
Gas Utility Services	$(1.9)	$(3.4)	$40.4	$34.5
Electric Utility Services	6.8	10.3	19.4	21.0
Other Operations	3.9	1.1	7.0	3.4
Utility Group Net Income	8.8	8.0	66.8	58.9
Nonutility Group Net Income (Loss)	(4.0)	7.8	2.3	26.8
Corporate & Other Group Net Income (Loss)	(0.1)	0.2	(0.4)	0.4
Consolidated Net Income	$4.7	$16.0	$68.7	$86.1

	June 30,	December 31,
(In millions)	2008	2007
Assets
Utility Group
Gas Utility Services	$ 1,946.3	$ 2,049.1
Electric Utility Services	1,394.0	1,369.2
Other Operations	230.2	245.7
Eliminations	(48.8)	(20.3)
Total Utility Group	$ 3,521.7	$ 3,643.7
Nonutility Group	620.8	704.1
Corporate & Other	464.4	407.0
Eliminations	(467.6)	(458.3)
Consolidated Assets	$ 4,139.3	$ 4,296.4

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

In this discussion and analysis, the Company analyzes contributions to consolidated earnings from its Utility Group and Nonutility Group separately since each operates independently requiring distinct competencies and business strategies, offers different energy and energy related products and services, and experiences different opportunities and risks.  Nonutility Group operations are discussed below as primary operations, other operations, and synfuel-related results.  Primary nonutility operations denote areas of management’s forward looking focus.  Tax laws authorizing tax credits for the production of certain synthetic fuels expired on December 31, 2007, and should not have a material impact on future results.

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

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In millions, except per share data)	2008	2007	2008	2007
Net income (loss)	$4.7	$16.0	$68.7	$86.1
Attributed to:
Utility Group	$8.8	$8.0	$66.8	$58.9
Nonutility Group	(4.0)	7.8	2.3	26.8
Corporate & Other	(0.1)	0.2	(0.4)	0.4

Basic earnings (loss) per share	$0.06	$0.21	$0.90	$1.13
Attributed to:
Utility Group	$0.12	$0.11	$0.88	$0.78
Nonutility Group	(0.05)	0.10	0.03	0.35
Corporate & Other	(0.01)	-	(0.01)	-

Results

For the three months ended June 30, 2008, net income was $4.7 million, or $0.06 per share, compared to $16.0 million, or $0.21 per share for the three months ended June 30, 2007.  Net income for the six months ended June 30, 2008 was $68.7 million, or $0.90 per share, compared to $86.1 million, or $1.13 per share, in 2007.  While utility results have increased significantly primarily as a result of the implementation of base rate increases, results reflect decreased earnings from nonutility operations, primarily Energy Marketing and Services and Coal Mining and are reflective of the end of Synfuel-related activities.  Quarterly and year to date results in 2007 include $0.02 and $0.06 per share, respectively, of synfuel-related results.

Utility Group

The Utility Group’s second quarter earnings were $8.8 million, or $0.12 per share, in 2008 compared to $8.0 million, or $0.11 per share, in 2007.  Year to date, utility earnings were $66.8 million, or $0.88 per share, compared to $58.9 million, or $0.78 per share, in 2007.  The 10 percent quarter over quarter increase and 13 percent year to date increase in utility earnings is due primarily to base rate changes in the Indiana service territories, and increased earnings from wholesale operations.  Increases were offset somewhat by the continued ramp up of operating costs that result from increased maintenance and reliability costs contemplated in the base rate cases.

In the Company’s electric and Ohio natural gas service territories which are not protected by weather normalization mechanisms, management estimates the impact of weather on margin experienced during the second quarter of 2008 to be $0.2 million favorable compared to 30-year normal temperatures and $2.2 million unfavorable compared to the prior year.  Year to date, management estimates the impact of weather on margin to be $0.6 million favorable compared to normal and $0.8 million unfavorable compared to the prior year.  For the three and six months ended June 30, 2008, weather is approximately $0.02 and $0.01 per share, respectively, unfavorable when compared to the prior year periods.

Nonutility Group

The Nonutility Group’s losses were $4.0 million, or $0.05 per share, in the second quarter of 2008, compared to earnings of $7.8 million, or $0.10 per share, in 2007.  Year to date, nonutility earnings were $2.3 million, or $0.03 per share, compared to $26.8 million, or $0.35 per share, in 2007.  In 2007, the last year of synfuel operations, synfuel-related results generated earnings of $1.4 million, or $0.02 per share in the second quarter and $4.8 million, or $0.06 per share, year to date through June 30.  All other Nonutility Group results decreased $10.4 million, or $0.13 per share, as compared to last year’s second quarter and on a year to date basis have decreased $19.7 million or $0.26 per share.

Both the quarterly and year to date decreases are due primarily to lower cash to NYMEX and summer/winter spreads in the wholesale gas markets, which has reduced ProLiance Holdings, LLC’s (ProLiance) ability to optimize storage and transportation resources.  Quarter over quarter ProLiance’s results have decreased $6.9 million and year to date have decreased $14.5 million.   Results from the other primary nonutility operations, including coal mining and energy infrastructure services also decreased during the quarter and year to date compared to the prior year periods.

Dividends

Dividends declared for the three months ended June 30, 2008, were $0.325 per share compared to $0.315 per share for the same period in 2007.  Dividends declared for the six months ended June 30, 2008, were $0.650 per share compared to $0.630 per share for the same period in 2007.

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

Results of Operations of the Utility Group

The Utility Group is comprised of Utility Holdings’ operations.  The operations of the Utility Group consist of the Company’s regulated operations and other operations that provide information technology and other support services to those regulated operations.  The Company segregates its regulated operations into a Gas Utility Services operating segment and an Electric Utility Services operating segment.  The Gas Utility Services segment includes the operations of Indiana Gas, the Ohio operations, and SIGECO’s natural gas distribution business and provides natural gas distribution and transportation services to nearly two-thirds of Indiana and to west central Ohio.  The Electric Utility Services segment includes the operations of SIGECO’s electric transmission and distribution services, which provides electric distribution services primarily to southwestern Indiana, and the Company’s power generating and asset optimization operations.  In total, these regulated operations supply natural gas and/or electricity to over one million customers.  Utility operating results before certain intersegment eliminations and reclassifications for the three and six months ended June 30, 2008 and 2007 follow:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In millions, except per share amounts)	2008	2007	2008	2007
OPERATING REVENUES
Gas revenues	$224.9	$191.9	$858.5	$776.0
Electric revenues	127.2	109.9	254.4	218.0
Other revenues	0.6	0.5	1.2	0.9
Total operating revenues	352.7	302.3	1,114.1	994.9
OPERATING EXPENSES
Cost of gas	143.8	114.6	605.8	539.1
Cost of fuel & purchased power	48.5	38.4	94.5	79.0
Other operating	74.5	65.6	148.5	132.8
Depreciation & amortization	40.9	39.8	81.6	79.0
Taxes other than income taxes	13.9	14.1	40.1	38.3
Total operating expenses	321.6	272.5	970.5	868.2
OPERATING INCOME	31.1	29.8	143.6	126.7

OTHER INCOME - NET	2.2	2.2	4.2	4.9

INTEREST EXPENSE	19.1	18.6	39.9	38.0
INCOME BEFORE INCOME TAXES	14.2	13.4	107.9	93.6
INCOME TAXES	5.4	5.4	41.1	34.7
NET INCOME	$8.8	$8.0	$66.8	$58.9

CONTRIBUTION TO VECTREN BASIC EPS	$0.12	$0.11	$0.88	$0.78

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

Gas Utility Margin (Gas Utility revenues less Cost of gas)
Gas Utility margin and throughput by customer type follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In millions)	2008	2007	2008	2007
Gas utility revenues	$224.9	$191.9	$858.5	$776.0
Cost of gas sold	143.8	114.6	605.8	539.1
Total gas utility margin	$81.1	$77.3	$252.7	$236.9
Margin attributed to:
Residential & commercial customers	$65.4	$63.6	$216.3	$203.9
Industrial customers	11.1	10.0	27.8	25.7
Other	4.6	3.7	8.6	7.3
Sold & transported volumes in MMDth attributed to:
Residential & commercial customers	12.5	13.9	70.3	68.7
Industrial customers	20.4	18.1	49.1	44.5
Total sold & transported volumes	32.9	32.0	119.4	113.2

For the three and six months ended June 30, 2008, gas utility margins were $81.1 million and $252.7 million, respectively, an increase of $3.8 million quarter over quarter and $15.8 million year over year.  Margin increases associated with the Vectren North base rate increase, effective February 14, 2008, were $2.5 million during the quarter and $5.2 million year over year.  Margin increases associated with the Vectren South base rate increase, effective August 1, 2007, were $0.9 million during the quarter and $3.5 million year over year.  Year to date 2008, Ohio weather was 6 percent colder than the prior year and resulted in an estimated increase in margin of approximately $1.6 million compared to 2007.  Operating costs, including revenue and usage taxes recovered dollar-for-dollar in margin, increased gas margin $0.6 million in the quarter and $4.0 million year over year.  The remaining year to date variance is primarily related to lost margin recovery mechanisms.  The average cost per dekatherm of gas purchased for the six months ended June 30, 2008, was $10.07 compared to $8.50 in 2007.

Electric Utility Margin (Electric Utility revenues less Cost of fuel & purchased power)
Electric Utility margin by revenue type follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In millions)	2008	2007	2008	2007
Electric utility revenues	$127.2	$109.9	$254.4	$218.0
Cost of fuel & purchased power	48.5	38.4	94.5	79.0
Total electric utility margin	$78.7	$71.5	$159.9	$139.0
Margin attributed to:
Residential & commercial customers	$50.0	$43.6	$99.9	$83.4
Industrial customers	20.6	18.3	39.3	34.8
Municipal & other customers	3.0	5.2	7.5	10.3
Subtotal: retail & firm wholesale	$73.6	$67.1	$146.7	$128.5
Asset optimization	$5.1	$4.4	$13.2	$10.5
Electric volumes sold in GWh attributed to:
Residential & commercial customers	646.6	705.4	1,361.8	1,403.3
Industrial customers	639.8	676.7	1,240.5	1,303.7
Municipal & other	17.4	156.3	54.0	291.4
Total retail & firm wholesale volumes sold	1,303.8	1,538.4	2,656.3	2,998.4

Retail Margin
Electric retail and firm wholesale utility margins were $73.6 million and $146.7 million for the three and six months ended June 30, 2008, increases over the prior year periods of $6.5 million and $18.2 million, respectively.  The base rate increase that went into effect on August 15, 2007, produced incremental margin of $8.3 million during the quarter and $19.2 million year over year when netted with municipal contracts that were allowed to expire.  Management estimates the year over year decreases in usage by residential and commercial customers due to weather to be $2.6 million in quarter and $2.4 million year over year.  The remaining year to date increase is primarily attributable to pricing, including $0.7 million in recovery of pollution control investments and other items.

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

Following is a reconciliation of Wholesale Power Marketing activity:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In millions)	2008	2007	2008	2007
Off-system sales	$3.1	$3.5	$10.3	$8.8
Transmission system sales	2.0	0.9	2.9	1.7
Total wholesale power marketing	$5.1	$4.4	$13.2	$10.5

For the three and six months ended June 30, 2008, wholesale power marketing margins were $5.1 million and $13.2 million, representing increases of $0.7 million and $2.7 million, compared to 2007.  Of the quarterly and year to date increases, $1.1 million and $1.2 million, respectively, relate to higher transmission revenues.  Beginning in June 2008, the Company started receiving returns from the MISO on projects constructed by the company in its service territory that benefit reliability throughout the MISO footprint, and these returns are the primary reason for the increases.

During the quarter, margin from wholesale power sales retained by the Company decreased $0.4 million, but has increased $1.5 million year to date.  During both the three and six months ended, the Company experienced higher wholesale power marketing margins due to the increase in off peak volumes available for sale off system and increases in wholesale prices.  The base rate case effective August 17, 2007, requires that wholesale power profit earned above or below $10.5 million be shared equally with customers, and 2008 results reflect the impact of that sharing.  Year to date off-system sales totaled 726.7 GWh in 2008, compared to 447.6 GWh in 2007.

Utility Group Operating Expenses

Other Operating Expenses
For the three and six months ended June 30, 2008, other operating expenses were $74.5 million and $148.5 million, which represent increases of $8.9 million and $15.7 million, compared to 2007.  Costs in 2008 resulting from increased maintenance and other activities contemplated in rate cases, including amortization of prior deferred costs, totaled $11.9 million in the quarter and $16.4 million year over year.  Operating costs that are directly recovered in utility margin increased $0.2 million in the quarter and $2.3 million year over year.  Cost associated with performance compensation and other items partially offset these increases.

Depreciation & Amortization
For the three and six months ended June 30, 2008, depreciation expense was $40.9 million and $81.6 million, which represents increases of $1.1 million and $2.6 million compared to 2007.  The increases relate to the addition of plant and the amortization in 2008 associated with prior electric demand side management costs pursuant to the August 15, 2007, electric base rate order.

Taxes Other Than Income Taxes
For the three and six months ended June 30, 2008, taxes other than income taxes were $13.9 million and $40.1 million, which represent a decrease of $0.2 million in the quarter and a $1.8 million increase year over year, compared to 2007.  The year to date increase is primarily due to increased revenues.

Other Income-Net

Other-net reflects income of $2.2 million for the quarter and $4.2 million year to date.  Results are generally flat quarter over quarter and have decreased $0.7 million year to date compared to last year.  The year to date decrease is attributable to lower amounts of capitalized interest on utility plant.

Interest Expense

For the three and six months ended June 30, 2008, interest expense was $19.1 million and $39.9 million, which represents increases of $0.5 million and $1.9 million compared to 2007.  The year to date increase reflects higher average short term debt balances and the increases in both periods reflect the impact of long term financing transactions completed during the first quarter of 2008 including the issuance of $125 million in senior unsecured notes at 6.25% due in 2039 and the short term refinancing of approximately $103 million of auction rate mode debt.  Of that amount, $62 million was remarketed in March 2008 at fixed interest rates and the remaining $41 million will be remarketed at a future date.  The impact of declining short-term interest rates helped offset these increases.

Income Taxes

Federal and state income taxes were $5.4 million for the quarter and $41.1 million year to date.  The year to date increase of $6.4 million compared to the prior year is due primarily to higher pretax income.

Environmental Matters

Clean Air Act Initiatives

In March of 2005 USEPA finalized two new air emission reduction regulations.  The Clean Air Interstate Rule (CAIR) is an allowance cap and trade program requiring further reductions in Nitrogen Oxides (NOx) and Sulfur Dioxide (SO2) emissions from coal-burning power plants.  The Clean Air Mercury Rule (CAMR) is an allowance cap and trade program requiring further reductions in mercury emissions from coal-burning power plants.  However, on February 8, 2008, the US Court of Appeals for the District of Columbia vacated the federal CAMR regulations and on July 11, 2008, the same court vacated the federal CAIR regulations.  At this time it is uncertain how this decision will affect Indiana’s implementation plans for those regulations.  Utilization of the Company’s inventory of NOx and SO2  allowances may also be impacted by these decisions; however, most of these allowances were granted to the Company at zero cost, so a reduction in carrying value is not expected.

To comply with Indiana’s implementation plan of the Clean Air Act of 1990 and to comply with potential future regulations of mercury and further NOx and SO2  reductions, SIGECO has IURC authority to invest in clean coal technology.  Using this authorization, SIGECO has invested approximately $307 million in pollution control equipment, including Selective Catalytic Reduction (SCR) systems and fabric filters.  SCR technology is the most effective method of reducing NOx emissions where high removal efficiencies are required and fabric filters control particulate matter emissions.  These investments were included in rate base for purposes of determining new base rates that went into effect on August 15, 2007.  Prior to being included in base rates, return on investments made and recovery of related operating expenses were recovered through a rider mechanism.

Further, the IURC granted SIGECO authority to invest in an SO2 scrubber at its generating facility that is jointly owned with ALCOA (the Company’s portion is 150 MW).  The order, as updated with an increased spending level, allows SIGECO to recover an approximate 8 percent return on up to $92 million, excluding AFUDC, in capital investments through a rider mechanism which is updated every six months for actual costs incurred.  The Company may file periodic updates with the IURC requesting modification to the spending authority.  As of June 30, 2008, the Company has invested approximately $73 million in this project.  The Company expects the SO2 scrubber will be operational by early 2009.  At that time, operating expenses including depreciation expense associated with the scrubber are expected to be recovered through a rider mechanism.

Once the SO2 scrubber is operational, SIGECO’s coal fired generating fleet will be 100 percent scrubbed for SO2 and 90 percent controlled for NOx.  SIGECO's investments in scrubber, SCR and fabric filter technology allows for compliance with existing regulations that are unaffected by these recent court decisions and should position it to comply with future reasonable pollution control legislation, if and when, reductions in mercury and further reductions in NOx and SO2 are promulgated by USEPA and/or the District of Columbia US Court of Appeals rulings are overturned.  It is also possible that CAMR and CAIR regulations being vacated will lead to increased support for the passage of a multi-pollutant bill in Congress.

Climate Change

Vectren is committed to responsible environmental stewardship and conservation efforts as demonstrated by its proactive approach to balancing environmental and customer needs. While scientific uncertainties exist and the debate surrounding global climate change is ongoing, the growing understanding of the science of climate change would suggest a strong potential for adverse economic and social consequences should world-wide carbon dioxide (CO2) and other greenhouse gas emissions continue at present levels.

The need to reduce CO2 and other greenhouse gas emissions, yet provide affordable energy requires thoughtful balance. For these reasons, Vectren supports a national climate change policy with the following elements:

•	An inclusive scope that involves all sectors of the economy and sources of greenhouse gases, and recognizes early actions and investments made to mitigate greenhouse gas emissions;
•
Provisions for enhanced use of renewable energy sources as a supplement to base load coal generation including effective energy conservation, demand side management and generation efficiency measures ;

•
A flexible market-based cap and trade approach with zero cost allowance allocations to coal-fired electric generators.  The approach should have a properly designed economic safety valve in order to reduce or eliminate extreme price spikes and potential price volatility. A long lead time must be included to align nearer-term technology capabilities and expanded generation efficiency and other enhanced renewable strategies, ensuring that generation sources will rely less on natural gas to meet short term carbon reduction requirements.  This new regime should allow for adequate resource and generation planning and remove existing impediments to efficiency enhancements posed by the current New Source Review provisions of the Clean Air Act;

•	Inclusion of incentives for investment in advanced clean coal technology and support for research and development; and
•	A strategy supporting alternative energy technologies and biofuels and increasing the domestic supply of natural gas to reduce dependence on foreign oil and imported natural gas.

Current Initiatives to Increase Conservation and Reduce Emissions

The Company is committed to its policy on climate change and conservation. Evidence of this commitment includes:
•	Focusing the Company’s mission statement and purpose on corporate sustainability and the need to help customers conserve and manage energy costs;
•	Recently executing a 20 year contract to purchase 30MW of wind energy generated by a wind farm in Benton County, Indiana;
•	Implementing the Conservation Connection initiative in the Company’s Indiana and Ohio gas utility service territories;
•	Participation in an electric conservation and demand side management collaborative with the OUCC and other customer advocate groups;
•	Evaluating potential carbon requirements with regard to new generation, other fuel supply sources, and future environmental compliance plans;
•	Reducing the Company’s carbon footprint by measures such as purchasing hybrid vehicles, and optimizing generation efficiencies;
•	Developing renewable energy and energy efficiency performance contracting projects through its wholly owned subsidiary Energy Systems Group.

Legislative Actions and Other Climate Change Initiatives

There are currently several forms of legislation being circulated at the federal level addressing the climate change issue.  The most prominent of these proposals is the Lieberman-Warner climate change bill, which mandates a cap on greenhouse gas emissions beginning in 2012 and the auctioning and subsequent trading of allowances among those that emit greenhouse gases.  The Senate was unable to end debate of Lieberman-Warner bill, and therefore it was removed from the 2008 calendar.  The Company anticipates continuing federal legislative efforts modeled on either the Lieberman-Warner cap and trade proposal or a carbon tax.

In the absence of federal legislation, several regional initiatives throughout the United States are in the process of establishing regional cap and trade programs.  While no climate change legislation is pending in the State of Indiana, the State is an observer of the Midwestern Regional Greenhouse Gas Reduction Accord, and its legislature debated, but did not pass, renewable energy portfolio standards in 2007.

In April of 2007, the US Supreme Court determined that greenhouse gases meet the definition of "air pollutant" under the Clean Air Act and ordered the USEPA to determine whether greenhouse gas emissions from new motor vehicles cause or contribute to air pollution that may reasonably be anticipated to endanger public health or welfare. Should the USEPA find such endangerment, it is likely that major stationary sources will be subject to regulation under the Act.  USEPA has recently released its Advanced Notice of Proposed Rulemaking in which the agency is soliciting comment as to whether it is appropriate or effective to regulate greenhouse gas emissions under the Act.

Impact of Legislative Actions and Other Initiatives is Unknown

If legislation requiring reductions in CO2 and other greenhouse gases or legislation mandating a renewable energy portfolio standard is adopted, such regulation could substantially affect both the costs and operating characteristics of the Company’s fossil fuel generating plants and nonutility coal mining operations.  At this time and in the absence of final legislation, compliance costs and other effects associated with reductions in greenhouse gas emissions or obtaining renewable energy sources remain uncertain.  The Company has gathered preliminary estimates of the costs to comply with the Lieberman-Warner climate change bill.  A preliminary investigation demonstrated costs to comply would be significant, first to operating expenses for the purchase of allowances, and later to capital expenditures as technology becomes available to control greenhouse gas emissions.  However, these compliance costs estimates are very sensitive to highly uncertain assumptions, including allowance prices.  Costs to purchase allowances that cap greenhouse gas emissions should be considered a cost of providing electricity, and as such, the Company believes recovery should be timely reflected in rates charged to customers.  Approximately 20 percent of electric volumes sold in 2007 were delivered to municipal and other wholesale customers.  As such, the Company has some flexibility to modify the level of these transactions to reduce overall emissions and reduce costs associated with complying with new environmental regulations.

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

Rate and Regulatory Matters

Vectren North (Indiana Gas Company, Inc.) Gas Base Rate Order Received

On February 13, 2008, the Company received an order from the IURC which approved the settlement agreement reached in its Vectren North gas rate case.  The order provided for a base rate increase of $16.3 million and a return on equity (ROE) of 10.2 percent, with an overall rate of return of 7.8 percent on rate base of approximately $793 million.  The order also provides for the recovery of $10.6 million of costs through separate cost recovery mechanisms rather than base rates.

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

With this order, the Company has in place for its North gas territory weather normalization, a conservation and lost margin recovery tariff, tracking of gas cost expense related to a bad debt expense level based on historical experience and unaccounted for gas through the existing gas cost adjustment mechanism, and tracking of pipeline integrity management expense.

Vectren Energy Delivery of Ohio, Inc. (VEDO) Gas Base Rate Case Filing

In November 2007, the Company filed with the PUCO a request for an increase in its base rates and charges for VEDO’s distribution business in its 17-county service area in west central Ohio.  The filing indicates that an increase in base rates of approximately $27 million is necessary to cover the ongoing cost of operating, maintaining and expanding the approximately 5,200-mile distribution system used to serve 319,000 customers.

In addition, the Company is seeking to increase the level of the monthly service charge as well as extend the lost margin recovery mechanism currently in place to be able to encourage customer conservation and is also seeking approval of expanded conservation-oriented programs, such as rebate offerings on high-efficiency natural gas appliances for existing and new home construction, to help customers lower their natural gas bills.  The Company is also seeking approval of a multi-year bare steel and cast iron capital replacement program.

The PUCO Staff issued its report on the case on June 16, 2008 and recommended a revenue increase of $10.7 million to $12.6 million and was generally supportive the Company’s rate design and a bare steel and cast iron capital replacement program proposals.  A hearing before the PUCO is scheduled to begin in mid August, 2008 and the Company anticipates an order from the PUCO in late 2008.

Vectren South (SIGECO) Electric Base Rate Order Received

On August 15, 2007, the Company received an order from the IURC which approved its Vectren South electric rate case.  The settlement agreement provides for an approximate $60.8 million electric rate increase to cover the Company’s cost of system growth, maintenance, safety and reliability.  The settlement provides for, among other things: recovery of ongoing costs and deferred costs associated with the MISO; operations and maintenance (O&M) expense increases related to managing the aging workforce, including the development of expanded apprenticeship programs and the creation of defined training programs to ensure proper knowledge transfer, safety and system stability; increased O&M expense necessary to maintain and improve system reliability; benefit to customers from the sale of wholesale power by Vectren sharing equally with customers any profit earned above or below $10.5 million of wholesale power margin; recovery of and return on the investment in past demand side management programs to help encourage conservation during peak load periods; timely recovery of the Company’s investment in certain new electric transmission projects that benefit the MISO infrastructure; an overall rate of return of 7.32 percent on rate base of approximately $1,044 million and an allowed ROE of 10.4 percent.

Vectren South (SIGECO) Gas Base Rate Order Received

On August 1, 2007, the Company received an order from the IURC which approved its Vectren South gas rate case.  The order provided for a base rate increase of $5.1 million and a ROE of 10.15 percent, with an overall rate of return of 7.20 percent on rate base of approximately $122 million.  The settlement also provides for the recovery of $2.6 million of costs through separate cost recovery mechanisms rather than base rates.

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

With this order, the Company now has in place for its South gas territory weather normalization, a conservation and lost margin recovery tariff, tracking of gas cost expense related to a bad debt expense level based on historical experience and unaccounted for gas through the existing gas cost adjustment mechanism, and tracking of pipeline integrity expense.

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

In June 2007, the Public Utilities Commission of Ohio (PUCO) approved a settlement that provides for the implementation of a lost margin recovery mechanism and a related conservation program for VEDO.  This order confirms the guidance the PUCO previously provided in a September 2006 decision.  The conservation program, as outlined in the September 2006 PUCO order and as affirmed in this order, provides for a two year, $2 million total conservation program to be paid by the Company, as well as a sales reconciliation rider intended to be a recovery mechanism for the difference between the weather normalized revenues actually collected by the Company and the revenues approved by the PUCO in the Company’s most recent rate case.  Approximately 60 percent of the Company’s Ohio customers are eligible for the conservation programs.  The Ohio Consumer Counselor (OCC) and another intervener requested a rehearing of the June 2007 order and the PUCO granted that request in order to have additional time to consider the merits of the request.  In accordance with accounting authorization previously provided by the PUCO, the Company began recognizing the impact of the September 2006 order on October 1, 2006, and has recognized cumulative revenues of $6.9 million.  The OCC appealed the PUCO’s accounting authorization to the Ohio Supreme Court, but that appeal has been dismissed as premature pending the PUCO’s consideration of issues raised in the OCC’s request for rehearing.  Since October 1, 2006, the Company has been ratably accruing its $2 million commitment.  It is expected that resolution of this matter will be addressed coincident with the Company’s base rate proceeding currently in progress.

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

Results of Operations of the Nonutility Group

The Nonutility Group operates in three primary business areas: Energy Marketing and Services, Coal Mining, and Energy Infrastructure Services.  Energy Marketing and Services markets and supplies natural gas and provides energy management services.  Coal Mining mines and sells coal.  Energy Infrastructure Services provides underground construction and repair and provides performance contracting and renewable energy services.  There are also other businesses that invest in energy-related opportunities and services, real estate, and leveraged leases, among other investments.  The Nonutility Group supports the Company’s regulated utilities pursuant to service contracts by providing natural gas supply services, coal, infrastructure services, and other services.  Nonutility Group earnings for the three and six months ended June 30, 2008 and 2007, follow:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In millions, except per share amounts)	2008	2007	2008	2007

NET INCOME (LOSS)	$(4.0)	$7.8	$2.3	$26.8

CONTRIBUTION TO VECTREN BASIC EPS	$(0.05)	$0.10	$0.03	$0.35

NET INCOME (LOSS) ATTRIBUTED TO:
Energy Marketing & Services	$(6.7)	$1.9	$2.3	$17.6
Coal Mining	(0.2)	0.7	(1.1)	2.3
Energy Infrastructure Services	2.7	4.0	(0.5)	2.0
Other Businesses	0.2	(0.2)	1.6	0.1
Synfuel-Related Results	-	1.4	-	4.8

Primary nonutility operations incurred a loss of $4.2 million in the quarter ended June 30, 2008, as compared to earnings of $6.6 million in 2007.  Year to date primary nonutility operations earned $0.7 million, a decrease of $21.2 million compared to 2007.  Primary nonutility operations are Energy Marketing and Services companies, Coal Mining operations, and Energy Infrastructure Services companies.

Energy Marketing and Services

Energy Marketing and Services is comprised of the Company’s gas marketing operations, energy management services, and retail gas supply operations.  Results, inclusive of holding company costs, from Energy Marketing and Services for the three months June 30, 2008, were a loss of $6.7 million compared to earnings of $1.9 million in 2007.  The year to date earnings in 2008 were $2.3 million compared to earnings of $17.6 million in 2007.

ProLiance Holdings, LLC (ProLiance)

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

During the 2008 second quarter, ProLiance incurred a loss of $4.4 million compared to earnings of $2.5 million in 2007.  Year to date, ProLiance’s earnings contribution was approximately $3.3 million compared to $17.8 million in 2007.  ProLiance’s results have been negatively impacted by the lower cash to NYMEX and summer/winter spreads in the wholesale natural gas markets.  ProLiance’s storage capacity was 42 BCF in 2008 compared to 40 BCF at both June and December 2007.  Firm storage capacity is expected to increase to 47 Bcf by the end of 2008, as the Liberty Gas storage investment is expected to be in service.  The Company expects that ProLiance’s results may continue to be impacted due to the continued lower price volatility.

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

Vectren Source

Vectren Retail, LLC (d/b/a Vectren Source), a wholly owned subsidiary, provides natural gas and other related products and services to customers opting for choice among energy providers.  Vectren Source incurred a loss of $1.2 million in the second quarter of 2008 compared to earnings of $0.2 million in 2007.  The current quarter decrease is primarily due to the timing of price changes related to a 2007 marketing campaign, which resulted in lower margins in the first quarter of 2007 compared to 2008 and higher margins in 2007’s second quarter compared to 2008’s second quarter.  Vectren Source’s year to date earnings of $0.8 million is generally flat compared to the prior year.  Vectren Source’s customer count at June 30, 2008, was 152,000 customers and is also generally flat compared to June 30, 2007.

Coal Mining Operations

Coal Mining Operations mine and sell coal to the Company’s utility operations and to third parties through its wholly owned subsidiary Vectren Fuels, Inc. (Fuels).

Coal Mining operations, inclusive of holding company costs, operated at a loss of $0.2 million in the second quarter of 2008 compared to earnings of $0.7 million in 2007.  Year to date, Coal Mining incurred a loss of $1.1 million compared to earnings of $2.3 million in 2007.  Both the year to date and quarterly declines in results were primarily due to lost production, increased roofing structure costs, and higher diesel fuel, somewhat offset by revenue increases.  Revised MSHA guidelines necessitated redeploying one continuous miner and nearly doubled the expense in securing roof structure compared to the prior year.  As a result, the year to date yield at the Prosperity mine decreased to 54 percent in 2008 down from 60 percent in 2007, and consolidated costs per ton increased over 20 percent.  A new roofing plan, approved by Mine Safety and Health Administration (MSHA) in June 2008, should mitigate some of the cost increases experienced in the first half of 2008.  The Company expects that earnings from mining operations will improve during the latter part of 2008 due primarily to expected improvement in production levels and other factors.

In April 2006, Fuels announced plans to open two new underground mines near Vincennes, Indiana.  Construction continues at the new underground mines with the mine substation complete and the wash plant construction and box cut excavation having commenced in June.  Production is expected to begin in early 2009, with the second mine opening the following year.  Current reserves at the two mines are estimated at 88 million tons of recoverable number-five Illinois Basin coal at 11,200 BTU (British thermal units) and 6-pound sulfur dioxide, an increase of 8 million tons, as new leases have been secured.  Management estimates a $150 million investment to access the reserves.  Once in full production, the two new mines are expected to produce 5 million tons of coal per year.  Through June 30, 2008, the Company has made investments totaling $34 million in the new mines.  The reserves at these new mines bring total coal reserves to over 120 million tons.

The market for Illinois Basin coal reflects constrained supply and increased demand which have resulted in significant spot price increases.  Approximately 80 percent of Fuel’s planned 2009 production, which includes that to be sold to SIGECO, is available to be priced at open market prices under term contracts.

Energy Infrastructure Services

Energy Infrastructure Services provides underground construction and repair to utility infrastructure through Miller Pipeline Corporation (Miller) and energy performance contracting and renewable energy services through Energy Systems Group, LLC (ESG).  Inclusive of holding company costs, Energy Infrastructure’s operations contributed earnings of $2.7 million in the second quarter of 2008 compared to $4.0 million in 2007.  Year to date losses were $0.5 million in 2008 compared to earnings of $2.0 million in 2007.

Miller Pipeline

Miller’s 2008 earnings were $2.0 million in the second quarter, compared to $2.8 million in 2007.  Year to date, Miller earned approximately $0.3 million in 2008 compared to $1.1 million in 2007.  The lower results are primarily due to large gas transmission construction projects in 2007.

Energy Systems Group

ESG’s 2008 earnings were $1.0 million in the second quarter, compared to $1.5 million in 2007.  Year to date, ESG incurred a loss of approximately $0.1 million in 2008 compared to earnings of $1.3 million in 2007.  The higher losses were primarily due to lower beginning backlog and the timing of new orders that have been awarded but not yet released.  At June 30, 2008, ESG’s backlog was $49 million, compared to $52 million at December 31, 2007.

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

SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  This statement does not require any new fair value measurements; however, the standard impacts how other fair value based GAAP is applied.  The partial adoption of SFAS 157 did not have a material impact on the Company’s financial position, results of operations or cash flows.  Disclosures impacted by SFAS 157 are included in Note 14 to the consolidated financial statements.  The adoption of the remaining components of SFAS 157 on January 1, 2009 is also not expected to be material on the Company’s financial position, results of operations or cash flows.

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

SFAS 162

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting principles used in the preparation of financial statements.  SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The implementation of this standard will not have a material impact on our consolidated financial position and results of operations.

FSP EITF 03-6-1

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1). FSP EITF 03-6-1 clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of FSP EITF 03-6-1 on its consolidated financial position and results of operations.

Financial Condition

Within Vectren’s consolidated group, Utility Holdings funds the short-term and long-term financing needs of the Utility Group operations, and Vectren Capital Corp (Vectren Capital) funds short-term and long-term financing needs of the Nonutility Group and corporate operations.  Vectren Corporation guarantees Vectren Capital’s debt, but does not guarantee Utility Holdings’ debt.  Vectren Capital’s long-term and short-term obligations outstanding at June 30, 2008, totaled $183 million and $199 million, respectively.  Utility Holdings’ outstanding long-term and short-term borrowing arrangements are jointly and severally guaranteed by Indiana Gas, SIGECO, and VEDO.  Utility Holdings’ long-term and short-term obligations outstanding at June 30, 2008, totaled $825 million and $46 million, respectively.  Additionally, prior to Utility Holdings’ formation, Indiana Gas and SIGECO funded their operations separately, and therefore, have long-term debt outstanding funded solely by their operations.

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

The credit ratings of the senior unsecured debt of Utility Holdings and Indiana Gas, at June 30, 2008, are A-/Baa1 as rated by Standard and Poor's Ratings Services (Standard and Poor’s) and Moody’s Investors Service (Moody’s), respectively.  The credit ratings on SIGECO's secured debt are A/A3.  Utility Holdings’ commercial paper has a credit rating of A-2/P-2.  The current outlook of both Moody’s and Standard and Poor’s is stable.  These ratings and outlooks have not changed since December 31, 2007.  A security rating is not a recommendation to buy, sell, or hold securities.  The rating is subject to revision or withdrawal at any time, and each rating should be evaluated independently of any other rating.  Standard and Poor’s and Moody’s lowest level investment grade rating is BBB- and Baa3, respectively.

The Company’s consolidated equity capitalization objective is 45-55 percent of long-term capitalization.  This objective may have varied, and will vary, depending on particular business opportunities, capital spending requirements, execution of long-term financing plans and seasonal factors that affect the Company’s operations.  The Company’s equity component was 51 percent and 50 percent of long-term capitalization at June 30, 2008, and December 31, 2007, respectively.  Long-term capitalization includes long-term debt, including current maturities and debt subject to tender, as well as common shareholders’ equity.

The Company expects the majority of its capital expenditures, investments, and debt security redemptions to be provided by internally generated funds.  However, due to the level of forecasted capital expenditures and expected growth in nonutility operations, the Company may require additional permanent financing.  The Company settled an equity forward agreement on June 27, 2008 and recently issued new long-term debt.  Both of these matters are more fully described below.  As of June 30, 2008, the Company was in compliance with all financial covenants.

Sources & Uses of Liquidity

Operating Cash Flow

The Company's primary source of liquidity to fund working capital requirements has been cash generated from operations, which totaled $330.9 million in 2008, compared to $268.2 million in 2007, an increase of $62.7 million

The increase was primarily a result of changes in working capital accounts.  Net income before non-cash charges of $194.9 million increased $17.3 million, compared to $177.6 million in 2007.  Working capital changes generated cash of $136.6 million in 2008 compared to cash generated of $93.4 million in 2007.

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

Cash flow required for financing activities reflects the impact of recently executed long-term financing, increases in common stock dividends over the periods presented, and changes in short term borrowings.  Net requirements for financing activities decreased $9.3 million during the six months ended June 30, 2008, compared to the prior year.  In 2008, Vectren settled an equity forward contract receiving proceeds of approximately $124.9 million, and Utility Holdings issued $125 million of senior unsecured securities and used those proceeds to refinance certain capital projects originally financed with short-term borrowings.  Also, during the first quarter of 2008, the Company mitigated its exposure to auction rate debt markets.  These transactions are more fully described below.

Vectren Common Stock Issuance
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

On June 27, 2008, the company physically settled the equity forward by delivering the 4.6 million shares, receiving proceeds of approximately $124.9 million.  The slight difference between the proceeds generated by the public offering and those received by the Company were due to adjustments defined in the equity forward including 1) daily increases in the forward sale price based on a floating interest factor equal to the federal funds rate, less a 35 basis point fixed spread, and 2) structured quarterly decreases to the forward sale price that align with expected Company dividend payments.

Vectren transferred the proceeds to Utility Holdings, and Utility Holdings used the proceeds to repay short-term debt obligations incurred primarily to fund its capital expenditure program.  The proceeds received were recorded as an increase to Common Stock in Common Shareholders’ Equity and are presented in the Statement of Cash Flows as a financing activity.

Utility Holdings Debt Issuance
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

Auction Rate Mode Securities
In February 2008, SIGECO provided notice to the current holders of approximately $103 million of tax-exempt auction rate mode long-term debt of its plans to convert that debt from its current auction rate mode into a daily interest rate mode.  In March 2008, the debt was tendered at 100 percent of the principal amount plus accrued interest and is shown as a retirement of debt in the consolidated statement of cash flows.  During March 2008, SIGECO remarketed approximately $61.8 million of these investments at interest rates that are fixed to maturity, receiving proceeds, net of issuance costs, of approximately $60.0 million.  The terms are $22.6 million at 5.15 percent due in 2023, $22.2 million at 5.35 percent due in 2030 and $17.0 million at 5.45 percent due in 2041.  The remaining $41.2 million continues to be held in treasury and is expected to be remarketed at some future date.

Investing Cash Flow

Cash flow required for investing activities was $170.9 million in 2008 and $113.8 million in 2007.  Capital expenditures are the primary component of investing activities and increased approximately $9.2 million year over year due principally to coal mine development.  Investing cash flow in 2007 includes the receipt of $44.9 million in proceeds from the sale of SIGECOM.

Available Sources of Liquidity

Short-term Borrowing Arrangements

At June 30, 2008, the Company has $785 million of short-term borrowing capacity, including $520 million for the Utility Group and $265 million for the wholly owned Nonutility Group and corporate operations, of which approximately $474 million is available for the Utility Group operations and approximately $66 million is available for the wholly owned Nonutility Group and corporate operations.

New Share Issues

The Company may periodically issue new common shares to satisfy the dividend reinvestment plan, stock option plan and other employee benefit plan requirements.  New issuances added additional liquidity of $5.2 million in 2007.  In 2008, new issuances for satisfying requirements associated with these plans has been insignificant.

Potential Uses of Liquidity

Planned Capital Expenditures & Investments

Investments in total company capital expenditures and nonutility unconsolidated affiliates for the remainder of 2008 are estimated to approximate $250 million.

Other Guarantees and Letters of Credit

In the normal course of business, Vectren issues guarantees to third parties on behalf of its unconsolidated affiliates.  Such guarantees allow those affiliates to execute transactions on more favorable terms than the affiliate could obtain without such a guarantee.  Guarantees may include posted letters of credit, leasing guarantees, and performance guarantees.  As of June 30, 2008, guarantees issued and outstanding on behalf of unconsolidated affiliates approximated $3 million.  The Company has accrued no liabilities for these guarantees as they relate to guarantees executed prior to the adoption of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”

In 2006, the Company issued a guarantee with an approximate $4 million maximum risk related to the residual value of an operating lease that expires in 2011.  As of June 30, 2008, Vectren Corporation has a liability representing the fair value of that guarantee of approximately $0.1 million.  Liabilities accrued for, and activity related to, product warranties are not significant.  Through June 30, 2008, the Company has not been called upon to satisfy any obligations pursuant to its guarantees.

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

•
Changes in or additions to  federal, state or local legislative requirements, such as changes in or additions to tax laws or rates, environmental laws, including laws governing greenhouse gases, mandates of sources of renewable energy, and other regulations.

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

ITEM 4.  CONTROLS AND PROCEDURES

Changes in Internal Controls over Financial Reporting

During the quarter ended June 30, 2008, there have been no changes to the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of June 30, 2008, the Company conducted an evaluation under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness and the design and operation of the Company's disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of June 30, 2008, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is:
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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Periodically, the Company purchases shares from the open market to satisfy share requirements associated with the Company’s share-based compensation plans.  The following chart contains information regarding open market purchases made by the Company to satisfy share-based compensation requirements during the quarter ended June 30, 2008.

			Total Number of	Maximum Number
	Number of		Shares Purchased as	of Shares That May
	Shares	Average Price	Part of Publicly	Be Purchased Under
Period	Purchased	Paid Per Share	Announced Plans	These Plans
April 1-30	-	-	-	-
May 1-31	34,873	$28.52	-	-
June 1-30	-	-	-	-

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Vectren’s Annual Meeting of Stockholders was held on May 14, 2008.  At said Annual Meeting, the stockholders voted on the following two proposals:

1.	The election of the Board of Directors of the Company, each to serve for a one-year term or until their successors are duly qualified and elected:
Director	Votes For	Votes Withheld
John M. Dunn	68,034,927	1,165,879
Niel C. Ellerbrook	68,115,139	1,085,667
Anton H. George	68,072,372	1,128,434
Robert L. Koch II	68,070,320	1,130,486
John D. Engelbrecht	68,165,046	1,035,760
William G. Mays	68,211,944	988,862
J. Timothy McGinley	66,845,687	2,355,119
Richard P. Rechter	68,119,977	1,080,829
Michael L. Smith	65,790,965	3,409,841
R. Daniel Sadlier	68,122,628	1,078,178
Richard W. Shymanski	68,024,830	1,175,976
Jean L. Wojtowicz	66,774,790	2,426,016
Martin C. Jischke	68,144,115	1,056,691

2.	The ratification of the reappointment of Deloitte & Touche LLP (Deloitte) as the independent accountants for the Company and its subsidiaries for 2007:

The stockholders approved Deloitte as the independent accountants by the following votes:
Votes For	Votes Against	Abstentions	Broker Non-Votes
67,959,030	669,676	572,094	0

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

VECTREN CORPORATION
Registrant

August 4, 2008	/s/Jerome A. Benkert, Jr.
Jerome A. Benkert, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/M. Susan Hardwick
M. Susan Hardwick
Vice President, Controller and Assistant Treasurer
(Principal Accounting Officer)