Form 10-Q
period 2008-09-30
VECTREN CORP
filed 2008-11-03
CIK 1096385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer ☒                                                                                                                  Accelerated filer ❒
Non-accelerated filer ❒ (Do not check if a smaller reporting company)                                        Smaller reporting company ❒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
□ Yes    ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock- Without Par Value	80,977,973	October 31, 2008
Class	Number of Shares	Date

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
MISO: Midwest Independent System Operator

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VECTREN CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited – In millions)

	September 30,	December 31,
	2008	2007

ASSETS

Current Assets
Cash & cash equivalents	$14.1	$20.6
Accounts receivable - less reserves of $5.6 &
$4.0, respectively	146.4	189.4
Accrued unbilled revenues	49.6	168.2
Inventories	234.8	160.9
Recoverable fuel & natural gas costs	28.7	-
Prepayments & other current assets	142.8	160.5
Total current assets	616.4	699.6

Utility Plant
Original cost	4,226.4	4,062.9
Less: accumulated depreciation & amortization	1,590.6	1,523.2
Net utility plant	2,635.8	2,539.7

Investments in unconsolidated affiliates	205.6	208.8
Other utility and corporate investments	25.0	26.3
Other nonutility investments	45.5	50.7
Nonutility property - net	362.7	320.3
Goodwill - net	239.4	238.0
Regulatory assets	164.7	175.3
Other assets	38.2	37.7
TOTAL ASSETS	$4,333.3	$4,296.4

The accompanying notes are an integral part of these consolidated condensed financial statements.

VECTREN CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited – In millions)

	September 30,	December 31,
	2008	2007

LIABILITIES & SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$182.0	$187.4
Accounts payable to affiliated companies	49.4	83.7
Refundable fuel & natural gas costs	6.9	27.2
Accrued liabilities	234.0	171.8
Short-term borrowings	354.4	557.0
Current maturities of long-term debt	0.4	0.3
Long-term debt subject to tender	80.0	-
Total current liabilities	907.1	1,027.4

Long-term Debt - Net of Current Maturities &
Debt Subject to Tender	1,248.4	1,245.4

Deferred Income Taxes & Other Liabilities
Deferred income taxes	343.0	318.1
Regulatory liabilities	313.0	307.2
Deferred credits & other liabilities	161.6	164.2
Total deferred credits & other liabilities	817.6	789.5

Minority Interest in Subsidiary	0.4	0.4

Commitments & Contingencies (Notes 12 -14)

Common Shareholders' Equity
Common stock (no par value) – issued & outstanding
81.0 and 76.3 shares, respectively	658.0	532.7
Retained earnings	702.9	688.5
Accumulated other comprehensive income (loss)	(1.1)	12.5
Total common shareholders' equity	1,359.8	1,233.7

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$4,333.3	$4,296.4

The accompanying notes are an integral part of these consolidated condensed financial statements.

VECTREN CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited – In millions, except per share data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
OPERATING REVENUES
Gas utility	$143.9	$114.0	$1,002.4	$890.0
Electric utility	147.9	143.6	402.3	361.6
Nonutility revenues	119.6	123.8	372.7	385.5
Total operating revenues	411.4	381.4	1,777.4	1,637.1
OPERATING EXPENSES
Cost of gas sold	80.2	52.9	686.0	592.0
Cost of fuel & purchased power	48.7	50.5	143.2	129.5
Cost of nonutility revenues	51.0	57.5	198.4	210.2
Other operating	127.9	116.4	368.4	334.4
Depreciation & amortization	47.7	47.3	142.5	139.7
Taxes other than income taxes	12.7	11.7	53.9	50.9
Total operating expenses	368.2	336.3	1,592.4	1,456.7
OPERATING INCOME	43.2	45.1	185.0	180.4
OTHER INCOME (EXPENSE) - NET
Equity in earnings (losses) of unconsolidated affiliates	21.5	(4.0)	29.0	18.7
Other income (expense) – net	(3.7)	13.9	2.4	23.1
Total other (expense) income - net	17.8	9.9	31.4	41.8

Interest expense	23.9	25.7	72.4	74.1

INCOME BEFORE INCOME TAXES	37.1	29.3	144.0	148.1

Income taxes	13.9	12.2	52.1	44.9

NET INCOME	$23.2	$17.1	$91.9	$103.2

AVERAGE COMMON SHARES OUTSTANDING	80.6	75.9	77.6	75.9
DILUTED COMMON SHARES OUTSTANDING	81.1	76.4	78.2	76.5

EARNINGS PER SHARE OF COMMON STOCK:
BASIC	$0.29	$0.23	$1.18	$1.36
DILUTED	$0.29	0.22	$1.17	1.35

DIVIDENDS DECLARED PER SHARE OF
COMMON STOCK	$0.33	$0.32	$0.98	$0.95

The accompanying notes are an integral part of these consolidated condensed financial statements.

VECTREN CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited – In millions)

	Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$91.9	$103.2
Adjustments to reconcile net income to cash from operating activities:
Depreciation & amortization	142.5	139.7
Deferred income taxes & investment tax credits	57.2	18.0
Equity in earnings of unconsolidated affiliates	(29.0)	(18.7)
Provision for uncollectible accounts	12.9	12.7
Expense portion of pension & postretirement periodic benefit cost	5.8	7.3
Other non-cash charges - net	19.1	-
Changes in working capital accounts:
Accounts receivable & accrued unbilled revenue	148.7	126.5
Inventories	(77.3)	(35.3)
Recoverable/refundable fuel & natural gas costs	(49.0)	(7.6)
Prepayments & other current assets	(10.4)	2.5
Accounts payable, including to affiliated companies	(30.9)	(74.3)
Accrued liabilities	75.1	(15.0)
Unconsolidated affiliate dividends	9.3	20.0
Changes in noncurrent assets	1.3	(13.5)
Changes in noncurrent liabilities	(23.5)	(33.3)
Net cash flows from operating activities	343.7	232.2
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from:
Issuance of common stock	124.9	-
Long-term debt, net of issuance costs	171.2	-
Stock option exercises & other	-	5.2
Requirements for:
Dividends on common stock	(75.6)	(71.8)
Retirement of long-term debt	(104.1)	(6.6)
Other financing activities	(0.1)	-
Net change in short-term borrowings	(202.9)	21.9
Net cash flows from financing activities	(86.6)	(51.3)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from:
Unconsolidated affiliate distributions	-	11.7
Other collections	6.1	37.3
Requirements for:
Capital expenditures, excluding AFUDC equity	(258.7)	(239.0)
Unconsolidated affiliate investments	(0.2)	(12.4)
Other investments	(10.8)	(0.1)
Net cash flows from investing activities	(263.6)	(202.5)
Net change in cash & cash equivalents	(6.5)	(21.6)
Cash & cash equivalents at beginning of period	20.6	32.8
Cash & cash equivalents at end of period	$14.1	$11.2

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

3.	Comprehensive Income

Comprehensive income consists of the following:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In millions)	2008	2007	2008	2007
Net income	$23.2	$17.1	$91.9	$103.2
Comprehensive income (loss) of unconsolidated affiliates	2.6	1.3	(22.1)	3.1
Cash flow hedges
Unrealized gains (loss)	-	(0.6)	-	0.2
Reclassifications to net income	(0.1)	(0.1)	(0.3)	(0.6)
Income taxes	(1.1)	(0.2)	8.8	(1.0)
Total comprehensive income	$24.6	$17.5	$78.3	$104.9

Other comprehensive income of unconsolidated affiliates is the Company’s portion of ProLiance Holdings, LLC’s accumulated other comprehensive income related to their use of cash flow hedges, including commodity contracts, and the Company’s portion of Haddington Energy Partners, LP’s other comprehensive income related to its unrealized gains and losses of “available for sale securities,” as defined by SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.”

4.	Earnings Per Share

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share assumes that stock options and an equity forward contract are converted into common shares using the treasury stock method and restricted shares are converted into common shares using the contingently issuable shares method, to the extent the effect would be dilutive.  See Note 11 regarding the settlement of the equity forward contract.

The following table sets forth the computation of basic and diluted earnings per share.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In millions, except per share data)	2008	2007	2008	2007

Numerator:
Numerator for basic and diluted EPS - Net income	$23.2	$17.1	$91.9	$103.2

Denominator:
Denominator for basic EPS - Weighted average
common shares outstanding	80.6	75.9	77.6	75.9
Equity forward dilution effect	-	-	0.1	0.1
Conversion of stock options and lifting of
restrictions on issued restricted stock	0.5	0.5	0.5	0.5
Denominator for diluted EPS - Adjusted weighted
average shares outstanding and assumed
conversions outstanding	81.1	76.4	78.2	76.5

Basic earnings per share	$0.29	$0.23	$1.18	$1.36
Diluted earnings per share	$0.29	$0.22	$1.17	$1.35

For the three and nine months ended September 30, 2008 and 2007, all options were dilutive.

5.	Nonutility Real Estate and Other Holdings

Within the Nonutility business segment, there are legacy investments, outside of primary operations, involved in energy-related infrastructure and services, real estate, leveraged leases, and other ventures.  The recent economic downturn has impacted the value of commercial real estate investments within this portfolio, and the prospect for recovery of that value has diminished.

As part of third quarter closing procedures, the Company assessed its commercial real estate investments for impairment and identified the need to reduce their carrying values.  That assessment was conducted using SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”; APB 18, “The Equity Method of Accounting for Investments in Common Stock”; and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”; and their related amendments and interpretations.  The impairment charge totaled $10.0 million, $5.9 million after tax, or $0.07 per basic earnings per share.  Details of the carrying values of these investments and other legacy nonutility investments and the related impairment charge follow.

	September 30, 2008
(in millions)	Carrying Value Before Impairment	Impairment Charge	Remaining Carrying Value
Commerical Real Estate Investments	$29.9	$(8.9)	$21.0
Leveraged Leases	17.2	-	17.2
Haddington Energy Partnerships	14.0	-	14.0
Affordable Housing Projects	10.8	-	10.8
Other investments	11.0	(1.1)	9.9
	$82.9	$(10.0)	$72.9
Impairment Charge Recorded In:
Other -net		$(4.8)
Other operating expenses		$(5.2)

Investment Balance Remains In:
Other nonutility investments			$45.5
Investments in unconsolidated affiliates			$27.4

6.	Excise and Utility Receipts Taxes

Excise taxes and a portion of utility receipts taxes are included in rates charged to customers.  Accordingly, the Company records these taxes received as a component of operating revenues, which totaled $5.2 million and $4.9 million, respectively for the three months ended September 30, 2008 and 2007.  For the nine months ended September 30, 2008 and 2007, these taxes totaled $31.7 million and $29.6 million, respectively.  Expenses associated with excise and utility receipts taxes are recorded as a component of Taxes other than income taxes.

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

Net Periodic Benefit Cost
A summary of the components of net periodic benefit cost follows:

	Three Months Ended September 30,
	Pension Benefits		Other Benefits
(In millions)	2008	2007	2008	2007
Service cost	$1.5	$1.4	$0.1	$0.1
Interest cost	3.8	3.7	1.0	1.0
Expected return on plan assets	(4.1)	(3.6)	(0.1)	(0.1)
Amortization of prior service cost	0.4	0.4	(0.2)	(0.2)
Amortization of transitional obligation	-	-	0.3	0.3
Amortization of actuarial loss	-	0.4	-	-
Net periodic benefit cost	$1.6	$2.3	$1.1	$1.1

	Nine Months Ended September 30,
	Pension Benefits		Other Benefits
(In millions)	2008	2007	2008	2007
Service cost	$4.5	$4.2	$0.3	$0.3
Interest cost	11.4	11.1	3.0	3.0
Expected return on plan assets	(12.3)	(10.8)	(0.3)	(0.3)
Amortization of prior service cost	1.2	1.2	(0.6)	(0.6)
Amortization of transitional obligation	-	-	0.9	0.9
Amortization of actuarial loss	-	1.2	-	-
Net periodic benefit cost	$4.8	$6.9	$3.3	$3.3

Employer Contributions to Qualified Pension Plans
Currently, the Company expects to contribute approximately $10.3 million to its pension plan trusts for 2008.  Through September 30, 2008, contributions of $8.2 million have been made to the pension plan trusts.

Impact of Recent Market Events on Pension Plan Assets
Current credit market conditions in the United States and throughout the global financial system have resulted in substantial volatility in financial markets and the banking system.  These and other economic events have had a significant adverse impact on pension trust asset values.  The Company’s consolidated financial statements as of December 31, 2007 reported pension plan asset values of approximately $212 million, compared to asset values as of September 30, 2008 of approximately $174 million, and since September 30, market values have further declined and remain volatile.  The Company is assessing the impact market value declines may have on future costs and funding requirements.

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

8.	Transactions with ProLiance Holdings, LLC

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

Transactions with ProLiance
The Company, including its retail gas supply operations, contracted for approximately 77 percent and 75 percent of its natural gas purchases through ProLiance during the nine months ended September 30, 2008 and 2007, respectively.  Purchases from ProLiance for resale and for injections into storage for the three months ended September 30, 2008 and 2007 totaled $210.9 million and $138.4 million, respectively, and for the nine months ended September 30, 2008 and 2007, totaled $737.1 million and $584.7 million, respectively.  Amounts owed to ProLiance at September 30, 2008, and December 31, 2007, for those purchases were $49.3 million and $81.5 million, respectively, and are included in Accounts payable to affiliated companies.  Amounts charged by ProLiance for gas supply services are established by supply agreements with each utility.

Summarized Financial Information
Summarized financial information related to ProLiance is presented below:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(in millions)	2008	2007	2008	2007
Summarized Statement of Income information:
Revenues	$725.0	$423.9	$2,156.4	$1,687.7
Margin	44.6	10.5	71.4	74.6
Operating income	35.5	0.7	47.6	50.6
ProLiance's earnings	35.1	1.8	48.6	55.4

	As of September 30,	As of December 31,
(In millions)	2008	2007
Summarized balance sheet information:
Current assets	$670.0	$684.3
Noncurrent assets	46.2	45.2
Current liabilities	424.8	436.9
Noncurrent liabilities	4.0	4.3
Equity	287.4	288.3

Vectren’s share of ProLiance’s earnings in the chart above, which are included in Equity in earnings(losses) of unconsolidated affiliates, were earnings of $21.9 million and earnings of $1.1 million, respectively, for the three months ended September 30, 2008 and 2007, and were $30.1 million and $33.8 million, respectively, for the nine months ended September 30, 2008 and 2007.  Vectren’s share of ProLiance’s earnings, after income taxes and allocated interest expense, was earnings of $12.4 million and a loss of $0.2 million for the three months ended September 30, 2008 and 2007, respectively, and earnings of $15.7 million and $17.6 million for the nine months ended September 30, 2008 and 2007, respectively.

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

9.	Synfuel Activity

Pace Carbon Synfuels, LP (Pace Carbon) is a Delaware limited partnership formed to develop, own, and operate four projects to produce and sell coal-based synthetic fuel (synfuel) utilizing Covol technology.  The Company has an 8.3 percent interest in Pace Carbon which is accounted for using the equity method of accounting.  The Internal Revenue Code provided for manufacturers, such as Pace Carbon, to receive a tax credit for every ton of synthetic fuel sold.  In addition, Vectren Fuels, Inc., a wholly owned subsidiary involved in coal mining, received processing fees from synfuel producers unrelated to Pace Carbon for a portion of its coal production.  The tax law authorizing synfuel related credits and fees expired on December 31, 2007.  Synfuel operations ceased coinciding with the expiration of the tax law and Pace Carbon has no future operating plans. Synfuel-related results include equity method losses totaling $5.6 million and $16.1 million, respectively, for the three and nine months ended September 30, 2007.  In total synfuel-related results inclusive of the equity method losses, the related tax benefits, tax credits, and other activity were earnings of $3.5 million and $8.3 million, respectively, for the three and nine months ended September 30, 2007.

10.	Debt Offering in 2008 and Transactions Involving Auction Rate Securities

Vectren Capital Short Term Debt Issuance
On September 11, 2008, Vectren Capital entered into a 364-day $120 million credit agreement that was syndicated with 7 banks.  The agreement provides for revolving loans and letters of credit up to $120 million and is in addition to Vectren Capital’s $255 million which expires in November 2010.  Borrowings under the agreement may be at a floating rate or a Eurodollar rate.  Current floating rate advances would be priced at the greater of the Federal Funds Rate plus 0.5 percent or the Prime Rate.  Current Eurodollar advances, based on Vectren's current credit rating, would expect to be priced at the appropriate Libor rate plus 0.65 percent.

Impacts on Short-Term Borrowings from Recent Events in Credit Markets
Historically, the Company has funded the short-term borrowing needs of VUHI’s utility operations through the commercial paper market.  The Company’s access to longer term commercial paper was significantly reduced as a result of the continued turmoil and volatility in the financial markets.  As a result, the Company has met working capital requirements through a combination of A2/P2 commercial paper issuances and draws on VUHI’s $515 million commercial paper back-up credit facilities.  This credit facility expires in November of 2010.

Utility Holdings Debt Issuance
In March 2008, Utility Holdings issued at par $125 million in 6.25 percent senior unsecured notes due April 1, 2039 (2039 Notes).  The 2039 Notes are guaranteed by Utility Holdings’ three utilities:  SIGECO, Indiana Gas, and VEDO.  These guarantees are full and unconditional and joint and several.

The 2039 Notes have no sinking fund requirements, and interest payments are due monthly.  The notes may be called by Utility Holdings, in whole or in part, at any time on or after April 1, 2013, at 100 percent of principal amount plus accrued interest.  During 2007, Utility Holdings entered into several interest rate hedges with an $80 million notional amount.  Upon issuance of the notes, these instruments were settled resulting in the payment of approximately $9.6 million, which was recorded as a Regulatory asset pursuant to existing regulatory orders.  The value paid is being amortized as an increase to interest expense over the life of the issue.  The proceeds from the sale of the 2039 Notes less settlement of the hedging arrangements and payments of issuance costs amounted to approximately $111.1 million.

Auction Rate Mode Securities
In February 2008, SIGECO provided notice to the current holders of approximately $103 million of tax-exempt auction rate mode long-term debt of its plans to convert that debt from its current auction rate mode into a daily interest rate mode.  In March 2008, the debt was tendered at 100 percent of the principal amount plus accrued interest.  During March 2008, SIGECO remarketed approximately $61.8 million of these investments at interest rates that are fixed to maturity, receiving proceeds, net of issuance costs, of approximately $60.0 million.  The terms are $22.6 million at 5.15 percent due in 2023, $22.2 million at 5.35 percent due in 2030 and $17.0 million at 5.45 percent due in 2041.  The remaining $41.3 million continues to be held in treasury and is expected to be remarketed at some future date.

11.	Common Stock Offering Proceeds Received

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

On June 27, 2008, the Company physically settled the equity forward by delivering the 4.6 million shares, receiving proceeds of approximately $124.9 million.  The slight difference between the proceeds generated by the public offering and those received by the Company were due to adjustments defined in the equity forward agreement including:  1) daily increases in the forward sale price based on a floating interest factor equal to the federal funds rate, less a 35 basis point fixed spread, and 2) structured quarterly decreases to the forward sale price that align with expected Company dividend payments.

Vectren transferred the proceeds to Utility Holdings, and Utility Holdings used the proceeds to repay short-term debt obligations incurred primarily to fund its capital expenditure program.  The proceeds received were recorded as an increase to Common Stock in Common Shareholders’ Equity and are presented in the Statement of Cash Flows as a financing activity.

12.	Commitments & Contingencies

Legal Proceedings
The Company is party to various legal proceedings arising in the normal course of business.  In the opinion of management, there are no legal proceedings pending against the Company that are likely to have a material adverse effect on its financial position, results of operations or cash flows.

Guarantees & Product Warranties
Vectren issues guarantees to third parties on behalf of its unconsolidated affiliates.  Such guarantees allow those affiliates to execute transactions on more favorable terms than the affiliate could obtain without such a guarantee.  Guarantees may include posted letters of credit, leasing guarantees, and performance guarantees.  As of September 30, 2008, guarantees issued and outstanding on behalf of unconsolidated affiliates approximated $3 million.  The Company has accrued no liabilities for these guarantees as they relate to guarantees executed prior to the adoption of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”

13.	Environmental Matters

Clean Air Act Initiatives
In March of 2005 USEPA finalized two new air emission reduction regulations.  The Clean Air Interstate Rule (CAIR) is an allowance cap and trade program requiring further reductions in Nitrogen Oxides (NOx) and Sulfur Dioxide (SO2) emissions from coal-burning power plants.  The Clean Air Mercury Rule (CAMR) is an allowance cap and trade program requiring further reductions in mercury emissions from coal-burning power plants.  However, on February 8, 2008, the US Court of Appeals for the District of Columbia (the Court) vacated the federal CAMR regulations and on July 11, 2008, the same court vacated the federal CAIR regulations.  The USEPA filed motions for reconsideration.  The CAMR motion was denied, and the Court is yet to act on the CAIR motion.  So, technically, CAIR, which requires more stringent NOx reductions beginning January 1, 2009 and SO2 reductions in 2010 with a second phase of reductions in 2015, remains in place until the Court acts.  The Company anticipates the Court will act some time before the end of 2009.  The Court's recent actions would suggest that it is considering staying the mandate and maintaining the effectiveness of the current CAIR regulatory requirements while USEPA addresses defects identified in the Court's original determination.  At this time it is uncertain how these decisions will affect Indiana’s implementation plans for those regulations.  There is a possibility Indiana will implement the more stringent CAIR reduction standards starting in January of 2009, even if the Court denies the motion to reconsider.

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

Further, the IURC granted SIGECO authority to invest in an SO2 scrubber at its generating facility that is jointly owned with ALCOA (the Company’s portion is 150 MW).  The order, as updated with an increased spending level, allows SIGECO to recover an approximate 8 percent return on up to $92 million, excluding AFUDC, in capital investments through a rider mechanism which is updated every nine months for actual costs incurred.  The Company may file periodic updates with the IURC requesting modification to the spending authority.  As of September 30, 2008, the Company has invested approximately $78 million in this project.  The Company expects the SO2 scrubber will be operational by early 2009.  At that time, operating expenses including depreciation expense associated with the scrubber are expected to be recovered through a rider mechanism.

Once the SO2 scrubber is operational, SIGECO’s coal fired generating fleet will be 100 percent scrubbed for SO2 and 90 percent controlled for NOx.  SIGECO's investments in scrubber, SCR and fabric filter technology allows for compliance with existing regulations that are unaffected by these recent court decisions and should position it to comply with future reasonable pollution control legislation, if and when, reductions in mercury and further reductions in NOx and SO2 are promulgated by USEPA and/or the District of Columbia US Court of Appeals rulings are overturned.  It is also possible that CAMR and CAIR regulations being vacated will lead to increased support for the passage of a multi-pollutant bill in Congress.   The Company is in position to comply with the NOx reduction requirements described in CAIR, if the Company were required to comply starting January 1, 2009.

Climate Change
There are currently several forms of legislation being circulated at the federal level addressing the climate change issue.  These proposals generally involve either: 1) a “cap and trade” approach where there is a progressive cap on greenhouse gas emissions and an auctioning and subsequent trading of allowances among those that emit greenhouse gases or 2) a carbon tax.  Currently no legislation has passed either house of Congress.

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

Impact of Legislative Actions and Other Initiatives is Unknown
If legislation requiring reductions in CO2 and other greenhouse gases or legislation mandating a renewable energy portfolio standard is adopted, such regulation could substantially affect both the costs and operating characteristics of the Company’s fossil fuel generating plants and nonutility coal mining operations.  At this time and in the absence of final legislation, compliance costs and other effects associated with reductions in greenhouse gas emissions or obtaining renewable energy sources remain uncertain.  The Company has gathered preliminary estimates of the costs to comply with a cap and trade approach to controlling greenhouse gas emissions.  A preliminary investigation demonstrated costs to comply would be significant, first to operating expenses for the purchase of allowances, and later to capital expenditures as technology becomes available to control greenhouse gas emissions.  However, these compliance cost estimates are very sensitive to highly uncertain assumptions, including allowance prices.  Costs to purchase allowances that cap greenhouse gas emissions should be considered a cost of providing electricity, and as such, the Company believes recovery should be timely reflected in rates charged to customers.  Approximately 20 percent of electric volumes sold in 2007 were delivered to municipal and other wholesale customers.  As such, the Company has some flexibility to modify the level of these transactions to reduce overall emissions and reduce costs associated with complying with new environmental regulations.

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

Indiana Gas accrued the estimated costs for further investigation, remediation, groundwater monitoring, and related costs for the sites.  While the total costs that may be incurred in connection with addressing these sites cannot be determined at this time, Indiana Gas has recorded costs that it reasonably expects to incur totaling approximately $21.5 million.  The estimated accrued costs are limited to Indiana Gas’ share of the remediation efforts.  Indiana Gas has arrangements in place for 19 of the 26 sites with other potentially responsible parties (PRP), which serve to limit Indiana Gas’ share of response costs at these 19 sites to between 20 percent and 50 percent.

With respect to insurance coverage, Indiana Gas has received and recorded settlements from all known insurance carriers under insurance policies in effect when these plants were in operation in an aggregate amount approximating $20.5 million.

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

SIGECO has filed a declaratory judgment action against its insurance carriers seeking a judgment finding its carriers liable under the policies for coverage of further investigation and any necessary remediation costs that SIGECO may accrue under the VRP program and/or related to the site subject to the May 2007 lawsuit.  While the total costs that may be incurred in connection with addressing these sites cannot be determined at this time, SIGECO has recorded costs that it reasonably expects to incur totaling approximately $8.2 million.  With respect to insurance coverage, SIGECO has received and recorded settlements from insurance carriers under insurance policies in effect when these sites were in operation in an aggregate amount of $8.0 million.

Environmental remediation costs related to Indiana Gas’ and SIGECO’s manufactured gas plants and other sites have had a minor impact on results of operations or financial condition since costs recorded to date approximate PRP and insurance settlement recoveries.  While the Company’s utilities have recorded all costs which they presently expect to incur in connection with activities at these sites, it is possible that future events may require some level of additional remedial activities which are not presently foreseen and those costs may not be subject to PRP or insurance recovery.

14.	Rate & Regulatory Matters

Vectren Energy Delivery of Ohio, Inc. (VEDO) Gas Base Rate Case Filing
On September 9, 2008, the Company announced VEDO entered into a Stipulation and Recommendation (Stipulation) with the PUCO and other parties regarding the revenue requirement for VEDO's gas distribution business in 17 west central Ohio counties.  In addition, the Stipulation, if approved, will provide for the continuation and enhancement of energy efficiency and conservation programs for residential and commercial customers.

The Stipulation provides for a nearly $14.8 million increase in VEDO's base distribution rates to cover the ongoing cost of operating, maintaining and expanding the approximate 5,200-mile distribution system used to serve more than 318,000 customers. Terms of the stipulation include: a rate increase of nearly $14.8 million, inclusive of the nearly $3 to $5 million annually currently recorded through the lost margin recovery mechanism; an overall rate of return of 8.89 percent on rate base of about $235 million; and an opportunity to recover costs of a program to accelerate replacement of cast iron and bare steel pipelines, as well as certain service risers and recovery of conservation costs.  The Stipulation does not address the rate design that will be used to collect the agreed-upon revenue from VEDO's residential customers.

The Stipulation has been filed with the PUCO who will now review and determine whether to approve those elements of the Stipulation before the base rate adjustment can become effective.  The PUCO is expected to address the rate design question in the same decision.  The Company has proposed, among other alternatives, the use of a straight fixed variable rate design which places all, or a most of, the fixed cost recovery in the customer service charge.  In PUCO decisions in cases involving other Ohio utilities, it has approved such rate design.  A straight fixed variable design can mitigate the effects of declining usage, similar to the Company’s current lost margin recovery mechanism, which is set to expire upon receipt of the new order.   The Company has also proposed to base usage patterns on 10 year normal weather whereas current rates are based on 30 year normal weather.

Elements of the conservation programs, totaling up to $5 million, include: rebates on high-efficiency natural gas appliances, such as furnaces, programmable thermostats and water heaters as well as other tools and resources to help customers lower natural gas usage; and the continuation of VEDO's Project TEEM (Teaching Energy Efficiency Measures), which offers free home weatherization services to income-eligible customers. These programs will be monitored, reviewed, and adapted as deemed appropriate through the oversight of an existing collaborative, which includes representatives of VEDO, the Ohio Consumers' Counsel, the PUCO and the Ohio Partners for Affordable Energy.

The Company expects the PUCO to issue a decision in the fourth quarter of  2008.

Vectren Energy Delivery of Ohio, Inc. Begins Process to Exit the Merchant Function
On August 20, 2008, the PUCO approved an auction selecting qualified wholesale suppliers to provide the gas commodity to the Company for resale to its customers at auction-determined standard pricing.  This auction, which is effective from October 1, 2008 through March 31, 2010, is the initial step in exiting the merchant function in the Company’s Ohio service territory.   The approach eliminates the need for monthly gas cost recovery (GCR) filings and prospective PUCO GCR audits and eliminates risks of gas cost disallowances.  At September 30, 2008, the Company was in the process of transferring its natural gas inventory at book value to the auction winning wholesale suppliers, and as of September 30, VEDO had received approximately $107 million from those wholesale suppliers.  Because title to that inventory did not pass until October 1st, the inventory balance remains on the  Company’s consolidated balance sheet at September 30.  The cash received in advance of the transfer is recorded in Accrued liabilities.  On October 1st, VEDO’s entire natural gas inventory was transferred.  The PUCO has also provided for an Exit Transition Cost rider, which allows the Company to recover costs associated with the transition.  As the cost of gas is currently passed through to customers through a PUCO approved recovery mechanism, the impact of exiting the merchant function should not have a material impact on Company earnings or financial condition.

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

Vectren South (SIGECO) Electric Base Rate Order Received
On August 15, 2007, the Company received an order from the IURC which approved the settlement reached in Vectren South’s electric rate case.  The order provided for an approximate $60.8 million electric rate increase to cover the Company’s cost of system growth, maintenance, safety and reliability.  The order provided for, among other things: recovery of ongoing costs and deferred costs associated with the MISO; operations and maintenance (O&M) expense increases related to managing the aging workforce, including the development of expanded apprenticeship programs and the creation of defined training programs to ensure proper knowledge transfer, safety and system stability; increased O&M expense necessary to maintain and improve system reliability; benefit to customers from the sale of wholesale power by Vectren sharing equally with customers any profit earned above or below $10.5 million of wholesale power margin; recovery of and return on the investment in past demand side management programs to help encourage conservation during peak load periods; timely recovery of the Company’s investment in certain new electric transmission projects that benefit the MISO infrastructure; an overall rate of return of 7.32 percent on rate base of approximately $1,044 million and an allowed ROE of 10.4 percent.

Vectren South Gas Base Rate Order Received
On August 1, 2007, the Company received an order from the IURC which approved the settlement reached in Vectren South’s gas rate case.  The order provided for a base rate increase of $5.1 million and a ROE of 10.15 percent, with an overall rate of return of 7.2 percent on rate base of approximately $122 million.  The order also provided for the recovery of $2.6 million of costs through separate cost recovery mechanisms rather than base rates.

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

Since April 1, 2005, the Company has been an active participant in the MISO energy markets, bidding its owned generation into the Day Ahead and Real Time markets and procuring power for its retail customers at Locational Marginal Pricing (LMP) as determined by the MISO market.  The Company is typically in a net sales position with MISO and is only occasionally in a net purchase position.  Net positions are determined on an hourly basis.  When the Company is a net seller such net revenues are included in Electric Utility revenues and when the Company is a net purchaser such net purchases are included in Cost of fuel and purchased power.  The Company also receives transmission revenue that results from other members’ use of the Company’s transmission system.  These revenues are also included in Electric Utility revenues.  Generally, costs charged by the MISO are recovered via base rates or tracking mechanisms.

As a result of MISO’s operational control over much of the Midwestern electric transmission grid, including SIGECO’s transmission facilities, SIGECO’s continued ability to import power, when necessary, and export power to the wholesale market has been, and may continue to be, impacted.  Given the nature of MISO’s policies regarding use of transmission facilities, as well as ongoing FERC initiatives, and a pending Day 3 ancillary services market (ASM), where MISO plans to provide bid-based regulation and contingency operating reserve markets, it is difficult to predict near term operational impacts.  In September 2008, MISO announced that the ASM would begin January 6, 2009.  The IURC has approved the Company’s participation in the ASM and has granted authority to defer costs associated with ASM

The need to expend capital for improvements to the transmission system, both to SIGECO’s facilities as well as to those facilities of adjacent utilities, over the next several years is expected to be significant.  The Company timely recovers its investment in certain new electric transmission projects that benefit the MISO infrastructure at a FERC approved rate of return.

15.	Fair Value Measurements

SFAS 157
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157).  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  SFAS 157 does not require any new fair value measurements; however, the standard will impact how other fair value based GAAP is applied.  Subsequently, the FASB issued FSP FAS 157-2 which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008.  The Company  adopted SFAS 157 on January 1, 2008, except as it applies to those nonfinancial assets and nonfinancial liabilities as described in FSP FAS 157-2.  The partial adoption of SFAS 157 did not materially impact Vectren’s financial position, results of operations or cash flows.  The Company is currently evaluating the potential impact the application of SFAS 157 to its nonfinancial assets and liabilities will have on its consolidated financial statements.

Vectren measures certain financial instruments, primarily derivatives, at fair value on a recurring basis.  SFAS 157 defines a hierarchy for disclosing fair value measurements based primarily on the level of public data used in determining fair value.  Level 1 inputs include quoted market prices in active markets for identical assets or liabilities; Level 2 inputs include inputs other than Level 1 inputs that are directly or indirectly observable; and Level 3 inputs include unobservable inputs using estimates and assumptions developed in-house, which reflect what a market participant would use to determine fair value.  At September 30, 2008, the Company had no material derivative contracts outstanding and none outstanding valued using Level 3 inputs.  As of December 31, 2007, the Company had derivatives totaling $25.4 million in Prepayments and other current assets managing synfuel risk and $8.9 million in Accrued liabilities managing interest rate risk.

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

Corporate and Other includes unallocated corporate expenses such as advertising and charitable contributions, among other activities, that benefit the Company’s other operating segments.  Net income is the measure of profitability used by management for all operations.  Information related to the Company’s business segments is summarized below:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In millions)	2008	2007	2008	2007
Revenues
Utility Group
Gas Utility Services	$143.9	$114.0	$1,002.4	$890.0
Electric Utility Services	147.9	143.6	402.3	361.6
Other Operations	11.7	10.1	35.2	30.3
Eliminations	(11.1)	(9.7)	(33.4)	(29.0)
Total Utility Group	292.4	258.0	1,406.5	1,252.9
Nonutility Group	152.4	154.7	466.2	473.5
Eliminations	(33.4)	(31.3)	(95.3)	(89.3)
Consolidated Revenues	$411.4	$381.4	$1,777.4	$1,637.1

Profitability Measure - Net Income (Loss)
Gas Utility Services	$(10.7)	$(8.5)	$29.7	$26.0
Electric Utility Services	22.1	18.6	41.5	39.6
Other Operations	2.2	0.6	9.2	4.0
Utility Group Net Income	13.6	10.7	80.4	69.6
Nonutility Group Net Income	9.8	6.6	12.1	33.4
Corporate & Other Group Net (Loss)	(0.2)	(0.2)	(0.6)	0.2
Consolidated Net Income	$23.2	$17.1	$91.9	$103.2

	September 30,	December 31,
(In millions)	2008	2007
Assets
Utility Group
Gas Utility Services	$ 2,163.8	$ 2,049.1
Electric Utility Services	1,403.1	1,369.2
Other Operations	248.6	245.7
Eliminations	(123.8)	(20.3)
Total Utility Group	$ 3,691.7	$ 3,643.7
Nonutility Group	708.9	704.1
Corporate & Other	520.8	407.0
Eliminations	(588.1)	(458.4)
Consolidated Assets	$ 4,333.3	$ 4,296.4

17.	Impacts of Recently Issued Accounting Standards

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

SFAS 160
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an Amendment of ARB No. 51” (SFAS 160).  SFAS 160 establishes accounting and reporting standards that require that the ownership percentages in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented separately from the parent’s equity in the equity section of the consolidated balance sheet; the amount of consolidated net income attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the consolidated income statement; that changes in the parent’s ownership interest while it retains control over its subsidiary be accounted for consistently; that when a subsidiary is deconsolidated, any retained noncontrolling equity investment be initially measured at fair value; and that sufficient disclosure is made to clearly identify and distinguish between the interests of the parent and the noncontrolling owners.  SFAS 160 applies to all entities that prepare consolidated financial statements, except for non-profit entities.  SFAS 160 is effective for fiscal years beginning after December 31, 2008.  Early adoption is not permitted.  The Company will adopt SFAS 160 on January 1, 2009, and is currently assessing the impact this statement will have on its financial position and results of operations.

SFAS 161
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133” (SFAS 161).  SFAS 161 enhances the current disclosures under SFAS 133 and requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation in order to better convey the purpose of derivative use in terms of the risks that the entity is intending to manage.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  Tabular disclosure of fair value amounts and gains and losses on derivative instruments and related hedged items is required.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged.  The Company will adopt SFAS 161 on January 1, 2009 and is currently assessing the impact this statement will have on its financial position and results of operations.

SFAS 162
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting principles used in the preparation of financial statements.  SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The implementation of this standard will not have a material impact on its financial position and results of operations.

FSP EITF 03-6-1
In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1). FSP EITF 03-6-1 clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of FSP EITF 03-6-1 on its financial position and results of operations.

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

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In millions, except per share data)	2008	2007	2008	2007
Net income (loss)	$23.2	$17.1	$91.9	$103.2
Attributed to:
Utility Group	$13.6	$10.7	$80.4	$69.6
Nonutility Group	9.8	6.6	12.1	33.4
Corporate & Other	(0.2)	(0.2)	(0.6)	0.2

Basic earnings (loss) per share	$0.29	$0.23	$1.18	$1.36
Attributed to:
Utility Group	$0.17	$0.14	$1.04	$0.92
Nonutility Group	0.12	0.09	0.15	0.44
Corporate & Other	-	-	(0.01)	-

Results

For the three months ended September 30, 2008, net income was $23.2 million, or $0.29 per share, compared to $17.1 million, or $0.23 per share for the three months ended September 30, 2007.  Net income for the nine months ended September 30, 2008 was $91.9 million, or $1.18 per share, compared to $103.2 million, or $1.36 per share, in 2007.  While year to date utility results have increased significantly primarily as a result of the implementation of base rate increases, results reflect decreased earnings from nonutility operations, primarily Energy Marketing and Services and Coal Mining and are reflective of the end of synfuel-related activities.  Quarterly and year to date results in 2007 include $0.05 and $0.11 per share, respectively, of synfuel-related results.  As more fully described below, the third quarter of 2008 includes an approximate $0.07 per share impairment charge associated with nonutility commercial real estate investments.

Utility Group
The Utility Group’s third quarter earnings were $13.6 million, or $0.17 per share, in 2008 compared to $10.7 million, or $0.14 per share, in 2007.  Year to date, Utility Group earnings were $80.4 million, or $1.04 per share, compared to $69.6 million, or $0.92 per share, in 2007.  The 27 percent quarter over quarter increase and 16 percent year to date increase in utility earnings is due primarily to base rate changes in the Indiana service territories and increased earnings from wholesale operations.  Increases were offset somewhat by favorable weather in 2007 and increased operating costs associated with maintenance and reliability programs contemplated in the base rate cases.

In the Company’s electric and Ohio natural gas service territories which are not protected by weather normalization mechanisms, management estimates the impact of weather on margin compared to 30-year normal temperatures to be minor in both the three and nine months ended September 30, 2008.  However, compared to the prior year, management estimates a $7.2 million unfavorable impact on margin in the quarter and an $8.0 million unfavorable impact on margin year to date.  For the three and nine months ended September 30, 2008, weather is approximately $0.05 and $0.06 per share, respectively, unfavorable when compared to the prior year periods.

Nonutility Group

The Nonutility Group’s earnings were $9.8 million, or $0.12 per share, in the third quarter of 2008, compared to earnings of $6.6 million, or $0.09 per share, in 2007.  Year to date, Nonutility Group earnings were $12.1 million, or $0.15 per share, compared to $33.4 million, or $0.44 per share, in 2007.  The Company’s primary nonutility operations contributed earnings of $15.6 million in the third quarter of 2008, compared to $3.0 million in 2007.   Year to date primary operations contributed earnings of $16.3 million, compared to $24.9 million in 2007.  Primary nonutility operations are Energy Marketing and Services companies, Coal Mining operations, and Energy Infrastructure Services companies.

In 2008, primary nonutility group results increased $12.6 million in the third quarter but have decreased $8.6 million year to date compared to last year.  The quarterly increase primarily results from increased earnings from $12.6 million of increased earnings from ProLiance Holdings, LLC (ProLiance).  Year to date, ProLiance’s earnings remain $1.9 million lower than the prior year due primarily to lower cash to NYMEX and summer/winter wholesale gas market spreads, which reduced its ability to optimize storage and transportation resources.  The combined results from the other primary nonutility operations reflect increased earnings from Energy Infrastructure Services offset by lower Coal Mining results during the quarter and both groups experienced decreased  results year to date compared to the prior year.

Other nonutility businesses operated at a loss of $5.8 million in the third quarter of 2008 and a loss of $4.2 million year to date.  Other nonutility businesses include a variety of legacy investments, including investments in commercial real estate.  During the third quarter of 2008, the Company recorded an impairment charge associated with its commercial real estate  investments totaling $10.0 million, $5.9 million after tax, or $0.07 per share.

In 2007, the last year of synfuel operations, synfuel-related results generated earnings of $3.5 million, or $0.05 per share in the third quarter and $8.3 million, or $0.11 per share, year to date through September 30.

Dividends

Dividends declared for the three months ended September 30, 2008, were $0.325 per share compared to $0.315 per share for the same period in 2007.  Dividends declared for the nine months ended September 30, 2008, were $0.975 per share compared to $0.945 per share for the same period in 2007.

In October 2008, the Board of Directors approved a 1cent increase to the regular quarterly common stock dividend   from the prior quarter to $0.335 per share payable on December 1, 2008.  The increase marks the 49th consecutive year Vectren has increased annual dividends paid.

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

Results of Operations of the Utility Group

The Utility Group is comprised of Utility Holdings’ operations.  The operations of the Utility Group consist of the Company’s regulated operations and other operations that provide information technology and other support services to those regulated operations.  The Company segregates its regulated operations into a Gas Utility Services operating segment and an Electric Utility Services operating segment.  The Gas Utility Services segment includes the operations of Indiana Gas, the Ohio operations, and SIGECO’s natural gas distribution business and provides natural gas distribution and transportation services to nearly two-thirds of Indiana and to west central Ohio.  The Electric Utility Services segment includes the operations of SIGECO’s electric transmission and distribution services, which provides electric distribution services primarily to southwestern Indiana, and the Company’s power generating and asset optimization operations.  In total, these regulated operations supply natural gas and/or electricity to over one million customers.  Utility operating results before certain intersegment eliminations and reclassifications for the three and nine months ended September 30, 2008 and 2007 follow:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In millions, except per share amounts)	2008	2007	2008	2007
OPERATING REVENUES
Gas revenues	$143.9	$114.0	$1,002.4	$890.0
Electric revenues	147.9	143.6	402.3	361.6
Other revenues	0.6	0.4	1.8	1.3
Total operating revenues	292.4	258.0	1,406.5	1,252.9
OPERATING EXPENSES
Cost of gas	80.2	52.9	686.0	592.0
Cost of fuel & purchased power	48.7	50.5	143.2	129.5
Other operating	69.2	65.6	217.7	198.4
Depreciation & amortization	41.6	40.4	123.2	119.4
Taxes other than income taxes	11.7	11.3	51.8	49.6
Total operating expenses	251.4	220.7	1,221.9	1,088.9
OPERATING INCOME	41.0	37.3	184.6	164.0

OTHER INCOME - NET	0.7	1.3	4.9	6.2

INTEREST EXPENSE	19.6	20.8	59.5	58.8
INCOME BEFORE INCOME TAXES	22.1	17.8	130.0	111.4
INCOME TAXES	8.5	7.1	49.6	41.8
NET INCOME	$13.6	$10.7	$80.4	$69.6

CONTRIBUTION TO VECTREN BASIC EPS	$0.17	$0.14	$1.04	$0.92

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

Gas and electric margin generated from sales to large customers (generally industrial and other contract customers) is primarily impacted by overall economic conditions and changes in demand for those customers’ products, particularly plastic related products.  The recent economic downturn may have some negative impact on both gas and electric large customers, including customers in the automotive and ethanol industries.  This impact may include tempered growth, significant conservation measures, and perhaps even plant closures.  Deteriorating economic conditions may also lead to lower residential and commercial customer counts.

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

Gas Utility Margin (Gas utility revenues less Cost of gas)
Gas Utility margin and throughput by customer type follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In millions)	2008	2007	2008	2007
Gas utility revenues	$143.9	$114.0	$1,002.4	$890.0
Cost of gas sold	80.2	52.9	686.0	592.0
Total gas utility margin	$63.7	$61.1	$316.4	$298.0
Margin attributed to:
Residential & commercial customers	$51.6	$47.1	$267.9	$251.6
Industrial customers	10.2	9.5	38.0	35.2
Other	1.9	4.5	10.5	11.2
Sold & transported volumes in MMDth attributed to:
Residential & commercial customers	6.3	6.4	76.6	75.1
Industrial customers	18.4	18.0	67.5	62.5
Total sold & transported volumes	24.7	24.4	144.1	137.6

For the three and nine months ended September 30, 2008, gas utility margins were $63.7 million and $316.4 million, respectively, an increase of $2.6 million quarter over quarter and $18.4 million year to date compared to the prior year.  The quarter over quarter increase was primarily due to $3.2 million of incremental margin increases associated with the Vectren North base rate increase, effective February 14, 2008.  Year to date, the Vectren North rate case added $8.4 million in margin.  Also impacting year to date  results was the Vectren South base rate increase, effective August 1, 2007, increasing margin approximately $3.6 million.  Year to date, Ohio weather is 5 percent colder than the prior year and results in an estimated increase in margin of approximately $1.6 million compared to 2007.  Operating costs, including revenue and usage taxes recovered dollar-for-dollar in margin, increased gas margin $4.6 million.  The average cost per dekatherm of gas purchased for the nine months ended September 30, 2008, was $10.14 compared to $8.19 in 2007.

Electric Utility Margin (Electric utility revenues less Cost of fuel & purchased power)
Electric Utility margin by revenue type follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In millions)	2008	2007	2008	2007
Electric utility revenues	$147.9	$143.6	$402.3	$361.6
Cost of fuel & purchased power	48.7	50.5	143.2	129.5
Total electric utility margin	$99.2	$93.1	$259.1	$232.1
Margin attributed to:
Residential & commercial customers	$65.5	$64.5	$165.4	$147.9
Industrial customers	23.2	21.6	62.5	56.4
Municipal & other customers	1.5	4.4	9.0	14.7
Subtotal: retail & firm wholesale	$90.2	$90.5	$236.9	$219.0
Wholesale power marketing	$9.0	$2.6	$22.2	$13.1
Electric volumes sold in GWh attributed to:
Residential & commercial customers	833.8	954.4	2,195.6	2,357.7
Industrial customers	619.0	638.7	1,859.5	1,942.4
Municipal & other	4.3	192.1	58.3	483.5
Total retail & firm wholesale volumes sold	1,457.1	1,785.2	4,113.4	4,783.6

Retail Margin
Electric retail utility margins were $90.2 million and $236.9 million for the three and nine months ended September 30, 2008.  Electric margin was generally flat quarter over quarter, but has increased approximately $17.9 million on a year to date basis compared to the prior year.  The base rate increase that went into effect on August 15, 2007, produced incremental margin of $7.9 million during the quarter and $27.1 million year over year when netted with municipal contracts that were allowed to expire.  Management estimates the year over year decreases in usage by residential and commercial customers due to weather, which was very warm the prior summer, to be $7.2 million in quarter and $9.6 million year over year.  The remaining decrease in the quarter relates primarily to lower usage.  Year to date, decreases in usage have been offset by increased pricing primarily related to recovery of pollution control investments.

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

Further detail of Wholesale Power Marketing activity follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In millions)	2008	2007	2008	2007
Off-system sales	$5.5	$1.1	$15.8	$9.9
Transmission system sales	3.5	1.5	6.4	3.2
Total wholesale power marketing	$9.0	$2.6	$22.2	$13.1

For the three and nine months ended September 30, 2008, wholesale power marketing margins were $9.0 million and $22.2 million, representing increases of $6.4 million and $9.1 million, compared to 2007.

During the quarter, margin from off-system sales retained by the Company increased $4.4 million and has also increased $5.9 million year to date.  During both the three and nine months ended September 30, 2008, the Company experienced higher wholesale power marketing margins due to the increase in off peak volumes available for sale off system, driven primarily by expiring municipal contracts, and increases in wholesale prices.  The base rate case effective August 17, 2007, requires that wholesale power profit earned above or below $10.5 million be shared equally with customers, and 2008 results reflect the impact of that sharing.  Year to date off-system sales totaled 1,111.4 GWh in 2008, compared to 544.1 GWh in 2007.

Beginning in June 2008, the Company started receiving returns from the MISO on projects constructed by the company in its service territory that benefit reliability throughout the MISO footprint.  These returns primarily account for the quarterly and year to date increases of $2.0 million and $3.2 million, respectively, in transmission revenues.

Utility Group Operating Expenses

Other Operating Expenses
For the three and nine months ended September 30, 2008, other operating expenses were $69.2 million and $217.7 million, which represent increases of $3.6 million and $19.3 million, compared to 2007.  Costs in 2008 resulting from increased maintenance and other activities contemplated in rate cases, including amortization of prior deferred costs, totaled $9.1 million in the quarter and $25.6 million year over year.  Operating costs that are directly recovered in utility margin increased $0.2 million in the quarter and $2.5 million year over year.  Cost associated with lower performance compensation and share based compensation and other items partially offset these increases.

Depreciation & Amortization
For the three and nine months ended September 30, 2008, depreciation expense was $41.6 million and $123.2 million, which represents increases of $1.2 million and $3.8 million compared to 2007.  The increases relate to the addition of plant and the amortization in 2008 associated with prior electric demand side management costs pursuant to the August 15, 2007, electric base rate order.

Taxes Other Than Income Taxes
For the three and nine months ended September 30, 2008, taxes other than income taxes were $11.7 million and $51.8 million, which represent increases of $0.4 million in the quarter and $2.2 million year over year.  The increases are primarily due to increased revenues subject to revenue taxes.

Other Income-Net
Other-net reflects income of $0.7 million for the quarter and $4.9 million year to date, which represent decreases of $0.6 million in the quarter and $1.3 million year over year.  The decreases are primarily due to lower amounts of AFUDC on utility plant and lower earnings associated with investments that fund deferred compensation arrangements.

Interest Expense
For the three and nine months ended September 30, 2008, interest expense was $19.6 million and $59.5 million, which represents a decrease in the quarter of $1.2 million and an increase of $0.7 million year to date compared to 2007.   The current quarter decrease reflects the impact of $124.9 million in additional equity proceeds received in June of 2008, which was used to reduce short-term borrowings.  The year to date increase reflects the impact of long term financing transactions completed during the first quarter of 2008 including the issuance of $125 million in senior unsecured notes at 6.25 percent due in 2039 and the short term refinancing of approximately $103 million of auction rate mode debt.  Of that amount, $62 million was remarketed in March 2008 at higher fixed interest rates, and the remaining $41.3 million will be remarketed at a future date.  The impact of lower short-term interest rates early in 2008 and lower short-term balances has mostly offset increases.  Due to recent events in the credit markets, for the remainder of 2008, and possibly longer, the Company is expecting higher interest rates on its outstanding borrowings and therefore interest expense may be negatively impacted.  See the Financial Condition section for more information on the Company’s strategies to manage through current market conditions.

Income Taxes
Federal and state income taxes were $8.5 million for the quarter and $49.6 million year to date, which represent increases of $1.4 million in the quarter and $7.8 million year over year.  The increases are due primarily to higher pretax income.

Environmental Matters

Clean Air Act Initiatives
In March of 2005 USEPA finalized two new air emission reduction regulations.  The Clean Air Interstate Rule (CAIR) is an allowance cap and trade program requiring further reductions in Nitrogen Oxides (NOx) and Sulfur Dioxide (SO2) emissions from coal-burning power plants.  The Clean Air Mercury Rule (CAMR) is an allowance cap and trade program requiring further reductions in mercury emissions from coal-burning power plants.  However, on February 8, 2008, the US Court of Appeals for the District of Columbia (the Court) vacated the federal CAMR regulations and on July 11, 2008, the same court vacated the federal CAIR regulations.  The USEPA filed motions for reconsideration.  The CAMR motion was denied, and the Court is yet to act on the CAIR motion.  So, technically, CAIR, which requires more stringent NOx reductions beginning January 1, 2009 and SO2 reductions in 2010 with a second phase of reductions in 2015, remains in place until the Court acts.  The Company anticipates the Court will act some time before the end of 2009.  The Court's recent actions would suggest that it is considering staying the mandate and maintaining the effectiveness of the current CAIR regulatory requirements while USEPA addresses defects identified in the Court's original determination.  At this time it is uncertain how these decisions will affect Indiana’s implementation plans for those regulations.  There is a possibility Indiana will implement the more stringent CAIR reduction standards starting in January of 2009, even if the Court denies the motion to reconsider.

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

Further, the IURC granted SIGECO authority to invest in an SO2 scrubber at its generating facility that is jointly owned with ALCOA (the Company’s portion is 150 MW).  The order, as updated with an increased spending level, allows SIGECO to recover an approximate 8 percent return on up to $92 million, excluding AFUDC, in capital investments through a rider mechanism which is updated every nine months for actual costs incurred.  The Company may file periodic updates with the IURC requesting modification to the spending authority.  As of September 30, 2008, the Company has invested approximately $78 million in this project.  The Company expects the SO2 scrubber will be operational by early 2009.  At that time, operating expenses including depreciation expense associated with the scrubber are expected to be recovered through a rider mechanism.

Once the SO2 scrubber is operational, SIGECO’s coal fired generating fleet will be 100 percent scrubbed for SO2 and 90 percent controlled for NOx.  SIGECO's investments in scrubber, SCR and fabric filter technology allows for compliance with existing regulations that are unaffected by these recent court decisions and should position it to comply with future reasonable pollution control legislation, if and when, reductions in mercury and further reductions in NOx and SO2 are promulgated by USEPA and/or the District of Columbia US Court of Appeals rulings are overturned.  It is also possible that CAMR and CAIR regulations being vacated will lead to increased support for the passage of a multi-pollutant bill in Congress.   The Company is in position to comply with the NOx reduction requirements described in CAIR, if the Company were required to comply starting January 1, 2009.

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

The need to reduce CO2 and other greenhouse gas emissions, yet provide affordable energy requires thoughtful balance. For these reasons, Vectren supports a national climate change policy with the following elements:

•	An inclusive scope that involves all sectors of the economy and sources of greenhouse gases, and recognizes early actions and investments made to mitigate greenhouse gas emissions;
•	Provisions for enhanced use of renewable energy sources as a supplement to base load coal generation including effective energy conservation, demand side management and generation efficiency measures;
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

•	Inclusion of incentives for investment in advanced clean coal technology and support for research and development; and
•	A strategy supporting alternative energy technologies and biofuels and increasing the domestic supply of natural gas to reduce dependence on foreign oil and imported natural gas.

Current Initiatives to Increase Conservation and Reduce Emissions

The Company is committed to its policy on climate change and conservation. Evidence of this commitment includes:
•	Focusing the Company’s mission statement and purpose on corporate sustainability and the need to help customers conserve and manage energy costs;
•	Recently executing a 20 year contract to purchase 30MW of wind energy generated by a wind farm in Benton County, Indiana;
•	Evaluating other renewable energy projects to complement base load coal fired generation in advance of mandated renewable energy portfolio standards;
•	Implementing the Conservation Connection initiative in the Company’s Indiana and Ohio gas utility service territories;
•	Participation in an electric conservation and demand side management collaborative with the OUCC and other customer advocate groups;
•	Evaluating potential carbon requirements with regard to new generation, other fuel supply sources, and future environmental compliance plans;
•	Reducing the Company’s carbon footprint by measures such as purchasing hybrid vehicles, and optimizing generation efficiencies;
•	Developing renewable energy and energy efficiency performance contracting projects through its wholly owned subsidiary Energy Systems Group.

Legislative Actions and Other Climate Change Initiatives
There are currently several forms of legislation being circulated at the federal level addressing the climate change issue.  These proposals generally involve either: 1) a “cap and trade” approach where there is a progressive cap on greenhouse gas emissions and an auctioning and subsequent trading of allowances among those that emit greenhouse gases or 2) a carbon tax.  Currently no legislation has passed either house of Congress.

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

Impact of Legislative Actions and Other Initiatives is Unknown
If legislation requiring reductions in CO2 and other greenhouse gases or legislation mandating a renewable energy portfolio standard is adopted, such regulation could substantially affect both the costs and operating characteristics of the Company’s fossil fuel generating plants and nonutility coal mining operations.  At this time and in the absence of final legislation, compliance costs and other effects associated with reductions in greenhouse gas emissions or obtaining renewable energy sources remain uncertain.  The Company has gathered preliminary estimates of the costs to comply with a cap and trade approach to controlling greenhouse gas emissions.  A preliminary investigation demonstrated costs to comply would be significant, first to operating expenses for the purchase of allowances, and later to capital expenditures as technology becomes available to control greenhouse gas emissions.  However, these compliance cost estimates are very sensitive to highly uncertain assumptions, including allowance prices.  Costs to purchase allowances that cap greenhouse gas emissions should be considered a cost of providing electricity, and as such, the Company believes recovery should be timely reflected in rates charged to customers.  Approximately 20 percent of electric volumes sold in 2007 were delivered to municipal and other wholesale customers.  As such, the Company has some flexibility to modify the level of these transactions to reduce overall emissions and reduce costs associated with complying with new environmental regulations.

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

Indiana Gas accrued the estimated costs for further investigation, remediation, groundwater monitoring, and related costs for the sites.  While the total costs that may be incurred in connection with addressing these sites cannot be determined at this time, Indiana Gas has recorded costs that it reasonably expects to incur totaling approximately $21.5 million.  The estimated accrued costs are limited to Indiana Gas’ share of the remediation efforts.  Indiana Gas has arrangements in place for 19 of the 26 sites with other potentially responsible parties (PRP), which serve to limit Indiana Gas’ share of response costs at these 19 sites to between 20 percent and 50 percent.

With respect to insurance coverage, Indiana Gas has received and recorded settlements from all known insurance carriers under insurance policies in effect when these plants were in operation in an aggregate amount approximating $20.5 million.

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

SIGECO has filed a declaratory judgment action against its insurance carriers seeking a judgment finding its carriers liable under the policies for coverage of further investigation and any necessary remediation costs that SIGECO may accrue under the VRP program and/or related to the site subject to the May 2007 lawsuit.  While the total costs that may be incurred in connection with addressing these sites cannot be determined at this time, SIGECO has recorded costs that it reasonably expects to incur totaling approximately $8.2 million.  With respect to insurance coverage, SIGECO has received and recorded settlements from insurance carriers under insurance policies in effect when these sites were in operation in an aggregate amount of $8.0 million.

Environmental remediation costs related to Indiana Gas’ and SIGECO’s manufactured gas plants and other sites have had a minor impact on results of operations or financial condition since costs recorded to date approximate PRP and insurance settlement recoveries.  While the Company’s utilities have recorded all costs which they presently expect to incur in connection with activities at these sites, it is possible that future events may require some level of additional remedial activities which are not presently foreseen and those costs may not be subject to PRP or insurance recovery.

Rate and Regulatory Matters

Vectren Energy Delivery of Ohio, Inc. (VEDO) Gas Base Rate Case Filing
On September 9, 2008, the Company announced VEDO entered into a Stipulation and Recommendation (Stipulation) with the PUCO and other parties regarding the revenue requirement for VEDO's gas distribution business in 17 west central Ohio counties.  In addition, the Stipulation, if approved, will provide for the continuation and enhancement of energy efficiency and conservation programs for residential and commercial customers.

The Stipulation provides for a nearly $14.8 million increase in VEDO's base distribution rates to cover the ongoing cost of operating, maintaining and expanding the approximate 5,200-mile distribution system used to serve more than 318,000 customers. Terms of the stipulation include: a rate increase of nearly $14.8 million, inclusive of the nearly $3 to $5 million annually currently recorded through the lost margin recovery mechanism; an overall rate of return of 8.89 percent on rate base of about $235 million; and an opportunity to recover costs of a program to accelerate replacement of cast iron and bare steel pipelines, as well as certain service risers and recovery of conservation costs.  The Stipulation does not address the rate design that will be used to collect the agreed-upon revenue from VEDO's residential customers.  The Company has also proposed to base usage patterns on 10 year normal weather whereas current rates are based on 30 year normal weather.

The Stipulation has been filed with the PUCO who will now review and determine whether to approve those elements of the Stipulation before the base rate adjustment can become effective.  The PUCO is expected to address the rate design question in the same decision.   The Company has proposed, among other alternatives, the use of a straight fixed variable rate design which places all or a most of the fixed cost recovery in the customer service charge.  In PUCO decisions in cases involving other Ohio utilities, it has approved such rate design.  A straight fixed variable design can mitigate the effects of declining usage, similar to the Company’s current lost margin recovery mechanism, which is set to expire upon receipt of the new order.

Elements of the conservation programs, totaling up to $5 million, include: rebates on high-efficiency natural gas appliances, such as furnaces, programmable thermostats and water heaters as well as other tools and resources to help customers lower natural gas usage; and the continuation of VEDO's Project TEEM (Teaching Energy Efficiency Measures), which offers free home weatherization services to income-eligible customers. These programs will be monitored, reviewed, and adapted as deemed appropriate through the oversight of an existing collaborative, which includes representatives of VEDO, the Ohio Consumers' Counsel, the PUCO and the Ohio Partners for Affordable Energy.

The Company expects the PUCO to issue a decision in the fourth quarter of 2008.

Vectren Energy Delivery of Ohio, Inc. Begins Process to Exit the Merchant Function
On August 20, 2008, the PUCO approved an auction selecting qualified wholesale suppliers to provide the gas commodity to the Company for resale to its customers at auction-determined standard pricing.  This auction, which is effective from October 1, 2008 through March 31, 2010, is the initial step in exiting the merchant function in the Company’s Ohio service territory.   The approach eliminates the need for monthly gas cost recovery (GCR) filings and prospective PUCO GCR audits and eliminates risks of gas cost disallowances.  At September 30, 2008, the Company was in the process of transferring its natural gas inventory at book value to the auction winning wholesale suppliers, and as of September 30, VEDO had received approximately $107 million from those wholesale suppliers.  Because title to that inventory did not pass until October 1st, the inventory balance remains on the Company’s consolidated balance sheet at September 30.  The cash received in advance of the transfer is recorded in Accrued liabilities.  On October 1st, VEDO’s entire natural gas inventory was transferred.  The PUCO has also provided for an Exit Transition Cost rider, which allows the Company to recover costs associated with the transition.  As the cost of gas is currently passed through to customers through a PUCO approved recovery mechanism, the impact of exiting the merchant function should not have a material impact on Company earnings or financial condition.

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

Vectren South (SIGECO) Electric Base Rate Order Received
On August 15, 2007, the Company received an order from the IURC which approved the settlement reached in Vectren South’s electric rate case.  The order provided for an approximate $60.8 million electric rate increase to cover the Company’s cost of system growth, maintenance, safety and reliability.  The order provided for, among other things: recovery of ongoing costs and deferred costs associated with the MISO; operations and maintenance (O&M) expense increases related to managing the aging workforce, including the development of expanded apprenticeship programs and the creation of defined training programs to ensure proper knowledge transfer, safety and system stability; increased O&M expense necessary to maintain and improve system reliability; benefit to customers from the sale of wholesale power by Vectren sharing equally with customers any profit earned above or below $10.5 million of wholesale power margin; recovery of and return on the investment in past demand side management programs to help encourage conservation during peak load periods; timely recovery of the Company’s investment in certain new electric transmission projects that benefit the MISO infrastructure; an overall rate of return of 7.32 percent on rate base of approximately $1,044 million and an allowed ROE of 10.4 percent.

Vectren South Gas Base Rate Order Received
On August 1, 2007, the Company received an order from the IURC which approved the settlement reached in Vectren South’s gas rate case.  The order provided for a base rate increase of $5.1 million and a ROE of 10.15 percent, with an overall rate of return of 7.2 percent on rate base of approximately $122 million.  The order also provided for the recovery of $2.6 million of costs through separate cost recovery mechanisms rather than base rates.

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

Since April 1, 2005, the Company has been an active participant in the MISO energy markets, bidding its owned generation into the Day Ahead and Real Time markets and procuring power for its retail customers at Locational Marginal Pricing (LMP) as determined by the MISO market.  The Company is typically in a net sales position with MISO and is only occasionally in a net purchase position.  Net positions are determined on an hourly basis.  When the Company is a net seller such net revenues are included in Electric Utility revenues and when the Company is a net purchaser such net purchases are included in Cost of fuel and purchased power.  The Company also receives transmission revenue that results from other members’ use of the Company’s transmission system.  These revenues are also included in Electric Utility revenues.  Generally, costs charged by the MISO are recovered via base rates or tracking mechanisms.

As a result of MISO’s operational control over much of the Midwestern electric transmission grid, including SIGECO’s transmission facilities, SIGECO’s continued ability to import power, when necessary, and export power to the wholesale market has been, and may continue to be, impacted.  Given the nature of MISO’s policies regarding use of transmission facilities, as well as ongoing FERC initiatives, and a pending Day 3 ancillary services market (ASM), where MISO plans to provide bid-based regulation and contingency operating reserve markets, it is difficult to predict near term operational impacts.  In September 2008, MISO announced that the ASM would begin January 6, 2009.  The IURC has approved the Company’s participation in the ASM and has granted authority to defer costs associated with ASM.

The need to expend capital for improvements to the transmission system, both to SIGECO’s facilities as well as to those facilities of adjacent utilities, over the next several years is expected to be significant.  The Company timely recovers its investment in certain new electric transmission projects that benefit the MISO infrastructure at a FERC approved rate of return.

Results of Operations of the Nonutility Group

The Nonutility Group operates in three primary business areas: Energy Marketing and Services, Coal Mining, and Energy Infrastructure Services.  Energy Marketing and Services markets and supplies natural gas and provides energy management services.  Coal Mining mines and sells coal.  Energy Infrastructure Services provides underground construction and repair and provides performance contracting and renewable energy services.  There are also other businesses that invest in energy-related opportunities and services, real estate, and leveraged leases, among other investments.  The Nonutility Group supports the Company’s regulated utilities pursuant to service contracts by providing natural gas supply services, coal, infrastructure services, and other services.  Nonutility Group earnings for the three and nine months ended September 30, 2008 and 2007 follow:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In millions, except per share amounts)	2008	2007	2008	2007

NET INCOME	$9.8	$6.6	$12.1	$33.4

CONTRIBUTION TO VECTREN BASIC EPS	$0.12	$0.09	$0.15	$0.44

NET INCOME (LOSS) ATTRIBUTED TO:
Energy Marketing & Services	$10.1	$(2.0)	$12.4	$15.6
Coal Mining	(0.5)	0.4	(1.6)	2.7
Energy Infrastructure Services	6.0	4.6	5.5	6.6
Other Businesses	0.1	0.1	1.7	0.2
Commerical Real Estate Impairment Charge	(5.9)	-	(5.9)	-
Synfuel-Related Results	-	3.5	-	8.3

Energy Marketing and Services

Energy Marketing and Services is comprised of the Company’s gas marketing operations, energy management services, and retail gas supply operations.  Results, inclusive of holding company costs, from Energy Marketing and Services for the three months ended September 30, 2008, were earnings of $10.1 million compared to a loss of $2.0 million in 2007.  The year to date earnings in 2008 were $12.4 million compared to earnings of $15.6 million in 2007.

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

During the 2008 third quarter, ProLiance’s earnings contribution was $12.4 million compared to a loss of $0.2 million in 2007.  Year to date, ProLiance’s earnings contribution was approximately $15.7 million compared to $17.6 million in 2007.  The third quarter of 2008 was a record quarter in terms of earnings contribution for ProLiance, a period in which it significantly benefited from wider cash to NYMEX spreads.  Year to date, ProLiance’s earnings remain $1.9 million lower than the prior year due primarily to lower cash to NYMEX and summer/winter wholesale gas market spreads experienced through the majority of 2008, which reduced its ability to optimize storage and transportation resources.  The Company does not believe the record high third quarter earnings are necessarily indicative of ProLiance’s future operating results and believes cash to NYMEX and seasonal spreads will likely narrow during the 2008-2009 heating season.  ProLiance’s storage capacity was 42 BCF in 2008 compared to 40 BCF at September 2007 and December 2007.

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

Investment in Liberty Gas Storage
Liberty Gas Storage, LLC (Liberty) is a joint venture between a subsidiary of ProLiance and a subsidiary of Sempra Energy (SE).  ProLiance is the minority member with a 25 percent interest, which it accounts for using the equity method.  Liberty holds a long-term lease of storage and mineral rights associated with existing salt dome storage caverns in southern Louisiana, near Sulphur, Louisiana.  Liberty also owns a second site near Hackberry, Louisiana with three additional existing salt dome storage caverns.  The members anticipated it would provide high deliverability storage services via the salt dome caverns at both locations and, once developed under current plans, there would be approximately 35 billion cubic feet of working gas capacity at the two sites.   ProLiance has a long term contract for approximately 5 Bcf of working gas capacity.   As of September 30, 2008, the total project investment at the Sulphur site is estimated at $200 million.  ProLiance’s portion of the investment is estimated at $50 million.

On October 27, 2008, SE confirmed to ProLiance that the completion of this phase of Liberty’s development at the Sulphur site has been delayed by subsurface and well-completion problems.  Should ongoing corrective measures prove to be unsuccessful, this phase of the salt dome cavern facility at the Sulphur site may have reduced capacity when placed into service or may not go into service at all.  Liberty would then be required to assess the Sulphur site facility for impairment.  In that event, some portion of the investment would be used for the development or operation of the Hackberry site.  Based on information received from SE concerning the maximum estimated possible exposure, ProLiance estimates that a maximum of $35 million of its total investment would be at risk (the Company’s proportionate share of the investment would be $21 million).  The Company believes that such a charge, should it occur, would not have a material adverse effect on its or ProLiance’s financial position, cash flows, or liquidity, but it could be material to net income in any one accounting period.  Further, it is not expected that the delay in Liberty’s development will impact ProLiance’s ability to meet the needs of its customers.

Vectren Source

Vectren Retail, LLC (d/b/a Vectren Source), a wholly owned subsidiary, provides natural gas and other related products and services to customers opting for choice among energy providers.  Vectren Source incurred a loss of $0.6 million in the third quarter of 2008 compared to a loss of $1.3 million in 2007.  The lower loss was due primarily to a gain on the sale of its Georgia customer base totaling $0.7 million as Vectren Source has exited that market.  Vectren Source’s year to date earnings of $0.2 million have also increased $0.6 million compared to the prior year.  Vectren Source’s customer count at September 30, 2008, was approximately 130,000 customers, down due to its exit of the Georgia market.  On October 1, 2008, Vectren Source began providing natural gas to nearly 40,000 equivalent customers in VEDO’s service territory as part of VEDO’s process of exiting the merchant function.

Coal Mining

Coal Mining mines and sells coal to the Company’s utility operations and to third parties through its wholly owned subsidiary Vectren Fuels, Inc. (Fuels).  Coal Mining, inclusive of holding company costs, operated at a loss of $0.5 million in the third quarter of 2008 compared to earnings of $0.4 million in 2007.  Year to date, Coal Mining incurred a loss of $1.6 million compared to earnings of $2.7 million in 2007.  Both the year to date and quarterly declines in results were primarily due to lost production, increased roofing structure costs, and higher diesel fuel, somewhat offset by revenue increases.  Revised regulatory guidelines necessitated redeploying one continuous miner and nearly doubled the expense in securing roof structure compared to the prior year.  As a result, the year to date yield at the Prosperity mine decreased to 55 percent in 2008 down from 60 percent in 2007.  In addition, the current quarter has been impacted by unfavorable geologic conditions at the Company’s surface mine, which has resulted in more costs to enhance the BTU content of mined coal.

Construction continues at the new underground mines with the mine substation complete and the wash plant construction and box cut excavation having commenced in June.  Production is expected to begin in early 2009, with the second mine opening the following year.  Current reserves at the two mines are estimated at 88 million tons.  Once in full production, the two new mines are expected to produce 5 million tons of coal per year.  Of the total $170 million investment, the Company has made investments of $45 million in the new mines through September 30, 2008.  The reserves at these new mines bring total coal reserves to over 120 million tons.

The market for Illinois Basin coal reflects limited supply and increasing demand, which has resulted in continued higher coal prices.  Contracts are in place or negotiations are near final on all 2009 and 2010 coal production.  With higher Illinois Basin coal prices likely to continue, Coal Mining is expected contribute substantial earnings in 2009.

Energy Infrastructure Services

Energy Infrastructure Services provides underground construction and repair to utility infrastructure through Miller Pipeline Corporation (Miller) and energy performance contracting and renewable energy services through Energy Systems Group, LLC (ESG).  Inclusive of holding company costs, Energy Infrastructure’s operations contributed earnings of $6.0 million in the third quarter of 2008 compared to $4.6 million in 2007.  Year to date earnings were $5.5 million in 2008 compared to earnings of $6.6 million in 2007.  At September 30, 2008, ESG’s backlog was $54 million, compared to $52 million at December 31, 2007.

Other Businesses Impairment Charge

Within the Nonutility business segment, there are legacy investments, outside of primary operations, involved in energy-related opportunities and services, real estate, leveraged leases, and other ventures.  The recent economic downturn has impacted the value of commercial real estate investments within this portfolio, and the prospect for recovery of that value has diminished.

As part of third quarter closing procedures, the Company assessed its commercial real estate investments for impairment and identified the need to reduce their carrying values.  The impairment charge totaled $10.0 million, $5.9 million after tax, or $0.07 per basic earnings per share.  Details of the carrying values of these investments and other legacy nonutility investments and the related impairment charge follow.

	September 30, 2008
(in millions)	Carrying Value Before Impairment	Impairment Charge	Remaining Carrying Value
Commerical Real Estate Investments	$29.9	$(8.9)	$21.0
Leveraged Leases	17.2	-	17.2
Haddington Energy Partnerships	14.0	-	14.0
Affordable Housing Projects	10.8	-	10.8
Other investments	11.0	(1.1)	9.9
	$82.9	$(10.0)	$72.9
Impairment Charge Recorded In:
Other -net		$(4.8)
Other operating expenses		$(5.2)

Investment Balance Remains In:
Other nonutility investments			$45.5
Investments in unconsolidated affiliates			$27.4

The assessment was conducted using SFAS No. 114 “Accounting by Creditors for Impairment of a Loan”, APB 18 “The Equity Method of Accounting for Investments in Common Stock”, and SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, and their related amendments and interpretations.  An impairment analysis of notes receivable per SFAS 114 involves the comparison of the investment’s estimated free cash flows to the stated terms of the note, or for notes that are collateral dependent, a comparison of the collateral’s fair value to the carrying amount of the note.  An impairment analysis of equity method investments per APB 18 is a comparison of the investment’s estimated fair value to its carrying amount and an assessment of whether any decline in fair value is “other than temporary”.  Fair value was estimated using primarily discounted analyses of future cash flows.  Calculating free cash flows and the resulting fair value is subjective and requires judgment concerning growth assumptions, longevity of cash flows, and discount rates.  Assumptions impacting these analyses were holding periods and increasing capitalization rates used to value real estate, which have increased in the current economic and credit constrained environment, as well as lower net operating income.  Actual realized values could differ from these estimates.

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

SFAS 160

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an Amendment of ARB No. 51” (SFAS 160).  SFAS 160 establishes accounting and reporting standards that require that the ownership percentages in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented separately from the parent’s equity in the equity section of the consolidated balance sheet; the amount of consolidated net income attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the consolidated income statement; that changes in the parent’s ownership interest while it retains control over its subsidiary be accounted for consistently; that when a subsidiary is deconsolidated, any retained noncontrolling equity investment be initially measured at fair value; and that sufficient disclosure is made to clearly identify and distinguish between the interests of the parent and the noncontrolling owners.  SFAS 160 applies to all entities that prepare consolidated financial statements, except for non-profit entities.  SFAS 160 is effective for fiscal years beginning after December 31, 2008.  Early adoption is not permitted.  The Company will adopt SFAS 160 on January 1, 2009, and is currently assessing the impact this statement will have on its financial position and results of operations.

SFAS 161

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133” (SFAS 161).  SFAS 161 enhances the current disclosures under SFAS 133 and requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation in order to better convey the purpose of derivative use in terms of the risks that the entity is intending to manage.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  Tabular disclosure of fair value amounts and gains and losses on derivative instruments and related hedged items is required.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged.  The Company will adopt SFAS 161 on January 1, 2009 and is currently assessing the impact this statement will have on its financial position and results of operations.

SFAS 162

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting principles used in the preparation of financial statements.  SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The implementation of this standard will not have a material impact on its financial position and results of operations.

FSP EITF 03-6-1

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1). FSP EITF 03-6-1 clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of FSP EITF 03-6-1 on its financial position and results of operations.

Financial Condition

Within Vectren’s consolidated group, Utility Holdings funds the short-term and long-term financing needs of the Utility Group operations, and Vectren Capital Corp (Vectren Capital) funds short-term and long-term financing needs of the Nonutility Group and corporate operations.  Vectren Corporation guarantees Vectren Capital’s debt, but does not guarantee Utility Holdings’ debt.  Vectren Capital’s long-term and short-term obligations outstanding at September 30, 2008 approximated $183 million and $241 million, respectively.  Utility Holdings’ outstanding long-term and short-term borrowing arrangements are jointly and severally guaranteed by Indiana Gas, SIGECO, and VEDO.  Utility Holdings’ long-term and short-term obligations outstanding at September 30, 2008 approximated $824 million and $113 million, respectively.  Additionally, prior to Utility Holdings’ formation, Indiana Gas and SIGECO funded their operations separately, and therefore, have long-term debt outstanding funded solely by their operations.

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

The credit ratings of the senior unsecured debt of Utility Holdings and Indiana Gas, at September 30, 2008, are A-/Baa1 as rated by Standard and Poor's Ratings Services (Standard and Poor’s) and Moody’s Investors Service (Moody’s), respectively.  The credit ratings on SIGECO's secured debt are A/A3.  Utility Holdings’ commercial paper has a credit rating of A-2/P-2.  The current outlook of both Moody’s and Standard and Poor’s is stable.  These ratings and outlooks have not changed since December 31, 2007.  A security rating is not a recommendation to buy, sell, or hold securities.  The rating is subject to revision or withdrawal at any time, and each rating should be evaluated independently of any other rating.  Standard and Poor’s and Moody’s lowest level investment grade rating is BBB- and Baa3, respectively.

The Company’s consolidated equity capitalization objective is 45-55 percent of long-term capitalization.  This objective may have varied, and will vary, depending on particular business opportunities, capital spending requirements, execution of long-term financing plans and seasonal factors that affect the Company’s operations.  The Company’s equity component was 51 percent and 50 percent of long-term capitalization at September 30, 2008, and December 31, 2007, respectively.  Long-term capitalization includes long-term debt, including current maturities and debt subject to tender, as well as common shareholders’ equity.

As of September 30, 2008, the Company was in compliance with all financial covenants.

Available Liquidity in Current Credit Conditions

Current credit market conditions in the United States and throughout the global financial system have resulted in substantial volatility in financial markets and the banking system.  These and other economic events have severely constrained access to capital and have made it more costly.

As noted below, the Company recently completed permanent financing transactions, including the issuance of $125 million in long-term debt; $125 million in common stock; and a recent expansion of $120 million in the level of short-term borrowing capacity for its Nonutility operations.  These transactions have increased the level of unutilized short-term borrowing capacity.  To the extent other traditional sources of liquidity are not available, this unutilized short-term debt capacity, when coupled with expected internally generated funds, should provide sufficient liquidity over the next twelve to twenty four months to fund the majority of anticipated capital expenditures, investments, and debt security redemptions.

Regarding debt redemptions, there are none in 2009, and $47.5 million are due in 2010.  In addition, holders of certain debt instruments have the one-time option to put them to the Company.  Debt subject to these put provisions total $80 million in 2009 and $10 million in 2010.

The Company continues to develop plans to issue additional long-term debt over the next twelve to twenty four months, assuming its A-/Baa1 investment grade credit ratings will allow it to access the capital markets, as the need arises.  However, it is likely that such long-term debt issued during this period will be more expensive than in recent history.  This permanent financing would reduce reliance on unutilized short-term capacity.  The Company is developing contingency plans should access to capital become further restricted.

Consolidated Short-Term Borrowing Arrangements
At September 30, 2008, the Company has $905 million of short-term borrowing capacity, including $520 million for the Utility Group and $385 million for the wholly owned Nonutility Group and corporate operations, of which approximately $407 million is available for the Utility Group operations and approximately $144 million is available for the wholly owned Nonutility Group and corporate operations.   Of the $520 million in Utility Group capacity, $515 million is available through November, 2010; and of the $385 million in Nonutility capacity, $120 million is available through September, 2009 and $255 million is available through November, 2010.

The Utility Group credit facilities have historically been used primarily to support the Company’s access to the commercial paper market.  Recently, the Company’s access to longer term commercial paper was significantly reduced as a result of the continued turmoil and volatility in the financial markets.  As a result, the Company has met working capital requirements through a combination of A2/P2 commercial paper issuances and draws on VUHI’s $515 million commercial paper back-up credit facilities.

ProLiance Short-Term Borrowing Arrangements
ProLiance, a nonutility energy marketing affiliate of Vectren and Citizens Gas, has its own short-term borrowing capacity available through a syndicated credit facility.  The terms of the facility allow for $300 million of capacity from April 1 through September 30, and $400 million during the October 1 through March 31 heating season.  At September 30, $93 million was outstanding.  This unutilized capacity, when coupled with internally generated funds, is expected to provide sufficient liquidity to meet ProLiance's operational needs, until the facility expires June, 2009, at which time, ProLiance anticipates having a new credit facility in place to support its future working capital requirements.  This facility is not supported by Vectren or Citizens Gas.

New Share Issues
The Company may periodically issue new common shares to satisfy the dividend reinvestment plan, stock option plan and other employee benefit plan requirements.  New issuances added additional liquidity of $5.2 million in 2007.  In 2008, new issuances for satisfying requirements associated with these plans has been insignificant to date but are estimated to be approximately $1.5 million for the remainder of 2008.

Potential Uses of Liquidity

Planned Capital Expenditures & Investments
Utility capital expenditures are estimated at $125 million for the remainder of 2008, and Nonutility capital expenditures, principally for coal mine development, are estimated at $50 million for the remainder of 2008.  The Company continues to assess capital spending for the remainder of 2008 and beyond given current market conditions.

Other Guarantees and Letters of Credit
In the normal course of business, Vectren issues guarantees to third parties on behalf of its unconsolidated affiliates.  Such guarantees allow those affiliates to execute transactions on more favorable terms than the affiliate could obtain without such a guarantee.  Guarantees may include posted letters of credit, leasing guarantees, and performance guarantees.  As of September 30, 2008, guarantees issued and outstanding on behalf of unconsolidated affiliates approximated $3 million.  The Company has accrued no liabilities for these guarantees as they relate to guarantees executed prior to the adoption of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”

Employer Contributions to Qualified Pension Plans
Currently, the Company expects to contribute approximately $10.3 million to its pension plan trusts for 2008.  Through September 30, 2008, contributions of $8.2 million have been made to the pension plan trusts.

The Company’s consolidated financial statements as of December 31, 2007 reported pension plan asset values of approximately $212 million, compared to asset values as of September 30, 2008 of approximately $174 million, and since September 30, market values have further declined and remain volatile.  The Company is assessing the impact market value declines may have on future costs and funding requirements.

Comparison of Historical Sources & Uses of Liquidity

Operating Cash Flow
The Company's primary source of liquidity to fund working capital requirements has been cash generated from operations, which totaled $343.7 million in 2008, compared to $232.2 million in 2007, an increase of $111.5 million.

Net income before non-cash charges of $300.4 million increased $38.2 million, compared to $262.2 million in 2007.  Working capital changes generated cash of $56.2 million in 2008 compared to cash used of $3.2 million in 2007.  The increase in cash from working capital results primarily from the permanent reduction of natural gas inventory associated with VEDO’s exit of the merchant function.  The remaining increase in operating cash flow is primarily due to cash collection of previously deferred regulatory assets.

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

Cash flow required for financing activities reflects the impact of recently executed long-term financing, increases in common stock dividends, and changes in short-term borrowings.  Net requirements for financing activities were $86.6 million.  The increase in net requirements for financing activities of $35.3 million during the nine months ended September 30, 2008, reflects the use of increased operating cash flow to repay short-term borrowings.

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

Vectren Capital Short Term Debt Issuance
On September 11, 2008, Vectren Capital entered into a 364-day $120 million credit agreement that was syndicated with 7 banks. The agreement provides for revolving loans and letters of credit up to $120 million..  Borrowings under the agreement may be at a floating rate or a Eurodollar rate.  Current floating rate advances would be priced at the greater of the Federal Funds Rate plus 0.5 percent or the Prime Rate.  Current Eurodollar advances, based on Vectren's current credit rating, would expect to be priced at the appropriate Libor rate plus 0.65 percent.

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

On June 27, 2008, the company physically settled the equity forward by delivering the 4.6 million shares, receiving proceeds of approximately $124.9 million.  The slight difference between the proceeds generated by the public offering and those received by the Company were due to adjustments defined in the equity forward agreement including:  1) daily increases in the forward sale price based on a floating interest factor equal to the federal funds rate, less a 35 basis point fixed spread, and 2) structured quarterly decreases to the forward sale price that align with expected Company dividend payments.

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

The 2039 Notes have no sinking fund requirements, and interest payments are due monthly.  The notes may be called by Utility Holdings, in whole or in part, at any time on or after April 1, 2013, at 100 percent of principal amount plus accrued interest.  During 2007, Utility Holdings entered into several interest rate hedges with an $80 million notional amount.  Upon issuance of the notes, these instruments were settled resulting in the payment of approximately $9.6 million, which was recorded as a Regulatory asset pursuant to existing regulatory orders.  The value paid is being amortized as an increase to interest expense over the life of the issue.  The proceeds from the sale of the 2039 Notes less settlement of the hedging arrangements and payments of issuance costs amounted to approximately $111.1 million.

Auction Rate Mode Securities
In February 2008, SIGECO provided notice to the current holders of approximately $103 million of tax-exempt auction rate mode long-term debt of its plans to convert that debt from its current auction rate mode into a daily interest rate mode.  In March 2008, the debt was tendered at 100 percent of the principal amount plus accrued interest and is shown as a retirement of debt in the consolidated statement of cash flows.  During March 2008, SIGECO remarketed approximately $61.8 million of these investments at interest rates that are fixed to maturity, receiving proceeds, net of issuance costs, of approximately $60.0 million.  The terms are $22.6 million at 5.15 percent due in 2023, $22.2 million at 5.35 percent due in 2030 and $17.0 million at 5.45 percent due in 2041.  The remaining $41.3 million continues to be held in treasury and is expected to be remarketed at some future date.

Investing Cash Flow
Cash flow required for investing activities was $263.6 million in 2008 and $202.5 million in 2007.  Capital expenditures are the primary component of investing activities and increased approximately $19.7 million year over year due principally to coal mine development.  Investing cash flow in 2007 includes the receipt of $44.9 million in proceeds from the sale of SIGECOM.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to various business risks associated with commodity prices, interest rates, and counter-party credit.  These financial exposures are monitored and managed by the Company as an integral part of its overall risk management program.  The Company’s risk management program includes from time to time the use of derivatives, among other techniques.  The Company may also execute derivative contracts in the normal course of operations while buying and selling commodities to be used in operations and optimizing its generation assets.

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

ITEM 4.  CONTROLS AND PROCEDURES

Changes in Internal Controls over Financial Reporting

During the quarter ended September 30, 2008, there have been no changes to the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of September 30, 2008, the Company conducted an evaluation under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness and the design and operation of the Company's disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of September 30, 2008, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is:
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

ITEM 1A.  RISK FACTORS

In addition to those risk factors set forth in Item 1A Risk Factors included in the Vectren 2007 Form 10-K, which are not presented herein, the Company is adding to and highlighting the following risk factors due to the recent market events.

Current levels of market volatility could have adverse impacts.
The capital and credit markets have been experiencing volatility and disruption.  If the current levels of market disruption and volatility continue or worsen, there can be no assurance that the Company, or its unconsolidated affiliates, will not experience adverse effects, which may be material.  These effects may include, but are not limited to, difficulties in accessing the debt capital markets and the commercial paper market, increased borrowing costs associated with current debt obligations, higher interest rates in future financings, and a smaller potential pool of investors and funding sources.  Finally, there is no assurance the Company will have access to the equity capital markets to obtain financing when necessary or desirable.

A general deterioration in economic conditions may have adverse impacts.
The current economic environment is challenging and uncertain.  The consequences of a prolonged recession may include a lower level of economic activity and uncertainty regarding energy prices and the capital and commodity markets.  Further, the risks associated with industries in which the Company operates and serves become more acute in periods of a slowing economy or slow growth.  Economic declines may be accompanied by a decrease in demand for natural gas and electricity and thus coal.  The recent economic downturn may have some negative impact on both gas and electric large customers, including customers in the automotive and ethanol industries.   This impact may include tempered growth, significant conservation measures, and perhaps even plant closures.  Deteriorating economic conditions may also lead to lower residential and commercial customer counts and thus lower Company revenues.  Further, the Company’s nonutility portfolio may also be negatively impacted.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Periodically, the Company purchases shares from the open market to satisfy share requirements associated with the Company’s share-based compensation plans.  The following chart contains information regarding open market purchases made by the Company to satisfy share-based compensation requirements during the quarter ended September 30, 2008.

			Total Number of	Maximum Number
	Number of		Shares Purchased as	of Shares That May
	Shares	Average Price	Part of Publicly	Be Purchased Under
Period	Purchased	Paid Per Share	Announced Plans	These Plans
July 1-31	-	-	-	-
August 1-31	7,384	$ 26.93	-	-
September 1-30	-	-	-	-

ITEM 6.  EXHIBITS

Exhibits and Certifications

10.1 Credit Agreement, dated September 11, 2008 (Filed and designated in Form 8-K dated September 11, 2008 File No. 1-15467, as Exhibit 10.1)

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

VECTREN CORPORATION
Registrant

November 3, 2008	/s/Jerome A. Benkert, Jr.
Jerome A. Benkert, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/M. Susan Hardwick
M. Susan Hardwick
Vice President, Controller and Assistant Treasurer
(Principal Accounting Officer)