Form 10-K
period 2008-12-31
VECTREN CORP
filed 2009-02-19
CIK 1096385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
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
Yes □ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2008, was $2,512,375,819.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common Stock - Without Par Value	81,024,979	January 31, 2009
Class	Number of Shares	Date

Documents Incorporated by Reference

Certain information in the Company's definitive Proxy Statement for the 2009 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, is incorporated by reference in Part III of this Form 10-K.

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
MISO: Midwest Independent System Operator

Access to Information

Vectren Corporation makes available all SEC filings and recent annual reports free of charge through its website at www.vectren.com as soon as reasonably practicable after electronically filing or furnishing the reports to the SEC, or by request, directed to Investor Relations at the mailing address, phone number, or email address that follows:

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

Indiana Gas provides energy delivery services to over 568,000 natural gas customers located in central and southern Indiana.  SIGECO provides energy delivery services to over 141,000 electric customers and approximately 111,000 gas customers located near Evansville in southwestern Indiana.  SIGECO also owns and operates electric generation to serve its electric customers and optimizes those assets in the wholesale power market.  Indiana Gas and SIGECO generally do business as Vectren Energy Delivery of Indiana.  The Ohio operations provide energy delivery services to approximately 317,000 natural gas customers located near Dayton in west central Ohio.  The Ohio operations are owned as a tenancy in common by Vectren Energy Delivery of Ohio, Inc. (VEDO), a wholly owned subsidiary of Utility Holdings (53 percent ownership), and Indiana Gas (47 percent ownership).  The Ohio operations generally do business as Vectren Energy Delivery of Ohio.

The Company, through Vectren Enterprises, Inc. (Enterprises), is involved in nonutility activities in three primary business areas:  Energy Marketing and Services, Coal Mining and Energy Infrastructure Services.  Energy Marketing and Services markets and supplies natural gas and provides energy management services.  Coal Mining mines and sells coal.  Energy Infrastructure Services provides underground construction and repair services and performance contracting and renewable energy services.  Enterprises also has other legacy businesses that have invested in energy-related opportunities and services, real estate, and leveraged leases, among other investments.  These operations are collectively referred to as the Nonutility Group.  Enterprises supports the Company’s regulated utilities pursuant to service contracts by providing natural gas supply services, coal, and infrastructure services.

Narrative Description of the Business

The Company segregates its operations into three groups: the Utility Group, the Nonutility Group, and Corporate and Other.  At December 31, 2008, the Company had $4.6 billion in total assets, with $3.8 billion (83 percent) attributed to the Utility Group and $0.8 billion (17 percent) attributed to the Nonutility Group.  Net income for the year ended December 31, 2008, was $129.0 million, or $1.65 per share of common stock, with net income of $111.1 million attributed to the Utility Group and $18.9 million attributed to the Nonutility Group, and a net loss of $1.0 million attributed to Corporate and Other.  Net income for the year ended December 31, 2007, was $143.1 million, or $1.89 per share of common stock.  For further information regarding the activities and assets of operating segments within these Groups, refer to Note 18 in the Company’s Consolidated Financial Statements included under “Item 8 Financial Statements and Supplementary Data.”

Following is a more detailed description of the Utility Group and Nonutility Group.  Corporate and Other operations are not significant.

Utility Group

The Utility Group is comprised of Utility Holdings’ operations.  The operations of the Utility Group consist of the Company’s regulated operations and other operations that provide information technology and other support services to those regulated operations.  The Company segregates its regulated operations into a Gas Utility Services operating segment and an Electric Utility Services operating segment.  The Gas Utility Services segment includes the operations of Indiana Gas, the Ohio operations, and SIGECO’s natural gas distribution business and provides natural gas distribution and transportation services to nearly two-thirds of Indiana and to west central Ohio.  The Electric Utility Services segment includes the operations of SIGECO’s electric transmission and distribution services, which provides electric distribution services primarily to southwestern Indiana, and the Company’s power generating and wholesale power operations.  In total, these regulated operations supply natural gas and/or electricity to over one million customers.  The Utility Group’s other operations are not significant.

Gas Utility Services

At December 31, 2008, the Company supplied natural gas service to approximately 996,300 Indiana and Ohio customers, including 910,000 residential, 84,700 commercial, and 1,600 industrial and other contract customers.  Average gas utility customers served were approximately 986,700 in both 2008 and 2007; and 981,300 in 2006.

The Company’s service area contains diversified manufacturing and agriculture-related enterprises.  The principal industries served include automotive assembly, parts and accessories, feed, flour and grain processing, metal castings, aluminum products, appliance manufacturing, polycarbonate resin (Lexan®) and plastic products, gypsum products, electrical equipment, metal specialties, glass, steel finishing, pharmaceutical and nutritional products, gasoline and oil products, ethanol and coal mining.  The largest Indiana communities served are Evansville, Bloomington, Terre Haute, and suburban areas surrounding Indianapolis and Indiana counties near Louisville, Kentucky.  The largest community served outside of Indiana is Dayton, Ohio.

Revenues

For the year ended December 31, 2008, gas utility revenues were approximately $1,432.7 million, of which residential customers accounted for 67 percent and commercial 27 percent. Industrial and other contract customers account for the remaining 6 percent of revenues due to the high number of transportation customers in that customer class.

The Company receives gas revenues by selling gas directly to customers at approved rates or by transporting gas through its pipelines at approved rates to customers that have purchased gas directly from other producers, brokers, or marketers.  Total volumes of gas delivered to both sales and transportation customers (throughput) were 206.3 MMDth for the year ended December 31, 2008.  Gas sold and transported to residential and commercial customers was 114.8 MMDth representing 56 percent of throughput.  Gas transported or sold to industrial and other contract customers was 91.5 MMDth representing 44 percent of throughput.  Rates for transporting gas generally provide for the same margins earned by selling gas under applicable sales tariffs.

Availability of Natural Gas

The volume of gas sold is seasonal and affected by variations in weather conditions.  To mitigate seasonal demand, the Company’s Indiana gas utilities have storage capacity at seven active underground gas storage fields and six liquefied petroleum air-gas manufacturing plants.  Periodically, purchased natural gas is injected into storage.  The injected gas is then available to supplement contracted and manufactured volumes during periods of peak requirements.  The volumes of gas per day that can be delivered during peak demand periods for each utility are located in “Item 2 Properties.”

Natural Gas Purchasing Activity in Indiana
The Indiana utilities also contract with its affiliate, ProLiance Holdings, LLC (ProLiance), to ensure availability of gas.  ProLiance is an unconsolidated, nonutility, energy marketing affiliate of Vectren and Citizens Energy Group (Citizens).  (See the discussion of Energy Marketing & Services below and Note 3 in the Company’s Consolidated Financial Statements included in “Item 8 Financial Statements and Supplementary Data” regarding transactions with ProLiance).  The Company also prepays ProLiance for natural gas delivery services during the seven months prior to the peak heating season in lieu of maintaining gas storage.  Vectren received regulatory approval on April 25, 2006 from the IURC for ProLiance to continue to provide natural gas supply services to the Company’s Indiana utilities through March 2011.

Natural Gas Purchasing Activity in Ohio
As a result of a June 2005 PUCO order, the Company established an annual bidding process for VEDO’s gas supply and portfolio administration services.  From November 1, 2005 through September 30, 2008, the Company used a third party provider for these services.  Prior to October 31, 2005, ProLiance also supplied natural gas to Utility Holdings’ Ohio operations.

On April 30, 2008, the PUCO issued an Order adopting a stipulation involving the Company, the OCC and other interveners.  The order involved the first two stages of a three stage plan to exit the merchant function in the Company’s Ohio service territory.

Stage one of the plan was implemented on October 1, 2008 and continues through March 31, 2010.  As part of stage one, wholesale suppliers that were winning bidders in a PUCO approved auction provide the gas commodity to VEDO for resale to its customers at auction-determined standard pricing.  This standard pricing is comprised of the monthly NYMEX settlement price plus a fixed adder.  On October 1, 2008, the Company transferred its natural gas inventory at book value to the winning bidders, receiving proceeds of approximately $107 million, and now purchases natural gas from those suppliers, which include Vectren Source, a wholly owned subsidiary of Vectren, essentially on demand.   This method of purchasing gas eliminates the need for monthly gas cost recovery (GCR) filings and prospective PUCO GCR audits.

In the second stage of this process, the Company will no longer sell natural gas directly to customers; rather state- certified Competitive Retail Natural Gas Suppliers, which are successful bidders in a second regulatory-approved auction, will sell the gas commodity to specific customers at auction-determined standard pricing, and the Company will transport that gas supply to the customers.  In the third stage, which was not part of the April 2008 order, it is contemplated that all of the Company’s Ohio customers will choose their commodity supplier from state-certified Competitive Retail Natural Gas Suppliers in a competitive market.

The PUCO has also provided for an Exit Transition Cost rider for the first two stages of the transition, which allows the Company to recover costs associated with the transition, and it is anticipated this rider will remain effective for the entire transition.  Since the cost of gas is currently passed through to customers through a PUCO approved recovery mechanism, the impact of exiting the merchant function should not have a material impact on Company earnings or financial condition.

Total Natural Gas Purchased Volumes
In 2008, Utility Holdings purchased 109,059 MDth volumes of gas at an average cost of $9.61 per Dth, of which approximately 71 percent was purchased from ProLiance, 2 percent was purchased from Vectren Source, as discussed above, and 27 percent was purchased from third party providers.  The average cost of gas per Dth purchased for the previous five years was $9.61 in 2008, $8.14 in 2007, $8.64 in 2006, $9.05 in 2005, and $6.92 in 2004.

Electric Utility Services

At December 31, 2008, the Company supplied electric service to approximately 141,300 Indiana customers, including approximately 122,800 residential, 18,400 commercial, and 100 industrial and other customers.  Average electric utility customers served were approximately 141,100 in 2008; 140,800 in 2007; and 139,700 in 2006.

The principal industries served include polycarbonate resin (Lexan®) and plastic products, aluminum smelting and recycling, aluminum sheet products, automotive assembly, steel finishing, appliance manufacturing, pharmaceutical and nutritional products, automotive glass, gasoline and oil products, ethanol and coal mining.

Revenues

For the year ended December 31, 2008, retail electricity sales totaled 5,323.4 GWh, resulting in revenues of approximately $457.3 million.  Residential customers accounted for 37 percent of 2008 revenues; commercial 28 percent; industrial 33 percent, and municipal and other 2 percent.  In addition, in 2008 the Company sold 1,512.9 GWh through wholesale activities in 2008 principally to the MISO.  Wholesale revenues, including transmission sales, totaled $66.9 million in 2008.

System Load

Total load for each of the years 2004 through 2008 at the time of the system summer peak, and the related reserve margin, is presented below in MW.

Date of summer peak load	7/21/2008	8/08/2007	8/10/2006	7/25/2005	7/13/2004
Total load at peak (1)	1,242	1,341	1,325	1,315	1,222

Generating capability	1,295	1,295	1,351	1,351	1,351
Firm purchase supply	135	130	107	107	105
Interruptible contracts	62	62	62	76	51
Total power supply capacity	1,492	1,487	1,520	1,534	1,507

Reserve margin at peak	20%	11%	15%	17%	23%

(1)
The total load at peak is increased 25 MW in 2007-2005 from the total load actually experienced.  The additional 25 MW represents load that would have been incurred if the Summer Cycler program had not been activated.  The 25 MW is also included in the interruptible contract portion of the Company’s total power supply capacity in those years.  On the date of peak in 2008 and 2004, the Summer Cycler program was not activated.

The winter peak load for the 2007-2008 season of approximately 960 MW occurred on January 25, 2008.  The prior year winter peak load was approximately 961 MW, occurring on December 7, 2006.

Generating Capability
Installed generating capacity as of December 31, 2008, was rated at 1,295 MW.  Coal-fired generating units provide 1,000 MW of capacity, and natural gas or oil-fired turbines used for peaking or emergency conditions provide 295 MW.  Electric generation for 2008 was fueled by coal (98 percent) and natural gas (2 percent).  Oil was used only for testing of gas/oil-fired peaking units.  The Company generated approximately 6,653 GWh in 2008.  Further information about the Company’s owned generation is included in Item 2 Properties.

There are substantial coal reserves in the southern Indiana area, and coal for coal-fired generating stations has been supplied from operators of nearby coal mines, including coal mines in Indiana owned by Vectren Fuels, Inc., a wholly owned subsidiary of the Company.  Approximately 3.2 million tons were purchased for generating electricity during 2008, of which approximately 91 percent was supplied by Vectren Fuels, Inc. from its mines and third party purchases.  The average cost of coal paid by the utility in generating electric energy for the years 2004 through 2008 follows:

	Year Ended December 31,
Average Delivered	2008	2007	2006	2005	2004
Cost per Ton	$ 42.50	$ 40.23	$ 37.51	$ 30.27	$ 27.06
Cost per MWh	20.84	19.78	18.44	14.94	13.06

On January 1, 2009, SIGECO began purchasing coal from Vectren Fuels, Inc. (Fuels) under new coal purchase agreements.  The term of these coal purchase agreements continues to December 31, 2014, with prices specified ranging from two to four years.  New pricing reflects current Illinois Basin market prices and will result in substantially higher costs in 2009, compared to prior years.

Firm Purchase Supply
The Company maintains a 1.5 percent interest in the Ohio Valley Electric Corporation (OVEC).  OVEC is comprised of several electric utility companies, including SIGECO, and supplies power requirements to the United States Department of Energy’s (DOE) uranium enrichment plant near Portsmouth, Ohio.  The participating companies are entitled to receive from OVEC, and are obligated to pay for, any available power in excess of the DOE contract demand.  At the present time, the DOE contract demand is essentially zero.  Because of this decreased demand, the Company’s 1.5 percent interest in OVEC makes available approximately 30 MW of capacity for use in other operations.  The Company purchased approximately 236 GWh from OVEC in 2008.

The Company has a capacity contract with Duke Energy Marketing America, LLC. to purchase as much as 100 MW at any time from a power plant located in Vermillion County, Indiana.  The contract ends on December 31, 2009.  The Company purchased insignificant amounts under this contract in 2008.

The Company executed a capacity contract with Benton County Wind Farm, LLC on April 15, 2008 to purchase as much as 30 MW from a wind farm located in Benton County, Indiana.  The contract expires in 2029.  At the time of peak in 2008 approximately 5 MW was available.   The Company purchased approximately 59 GWh under this contract in 2008.

Other Power Purchases

The Company also purchases power as needed principally from the MISO to supplement its generation and firm purchase supply in periods of peak demand.  Volumes purchased principally from the MISO in 2008 totaled 80 GWh.

Midwest Independent System Operator (MISO) Capacity Purchase
In May 2008, the Company executed a MISO capacity purchase from Sempra Energy Trading, LLC to purchase 100MW of name plate capacity from its generating facility in Dearborn, Michigan.  The term of the contract begins January 1, 2010 and continues through December 31, 2012.

Interconnections
The Company has interconnections with Louisville Gas and Electric Company, Duke Energy Shared Services, Inc., Indianapolis Power & Light Company, Hoosier Energy Rural Electric Cooperative, Inc., Big Rivers Electric Corporation, and the City of Jasper, Indiana, providing the historic ability to simultaneously interchange approximately 500 MW.  However, the ability of the Company to effectively utilize the electric transmission grid in order to achieve its desired import/export capability has been, and may continue to be, impacted as a result of the ongoing changes in the operation of the Midwestern transmission grid.  The Company, as a member of the MISO, has turned over operational control of the interchange facilities and its own transmission assets, like many other Midwestern electric utilities, to MISO.  See “Item 7 Management’s Discussion and Analysis of Results of Operations and Financial Condition” regarding the Company’s participation in MISO.

Competition

The utility industry has undergone structural change for several years, resulting in increasing competitive pressures faced by electric and gas utility companies.  Currently, several states have passed legislation allowing electricity customers to choose their electricity supplier in a competitive electricity market and several other states have considered such legislation.  At the present time, Indiana has not adopted such legislation.  Ohio regulation allows gas customers to choose their commodity supplier.  The Company implemented a choice program for its gas customers in Ohio in January 2003.  At December 31, 2008, over 80,000 customers in Vectren’s Ohio service territory purchase natural gas from a supplier other than the utility.  Margin earned for transporting natural gas to those customers, who have purchased natural gas from another supplier, are generally the same as those earned by selling gas under Ohio tariffs.  Indiana has not adopted any regulation requiring gas choice; however, the Company operates under approved tariffs permitting certain industrial and commercial large volume customers to choose their commodity supplier.

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

ProLiance
ProLiance Holdings, LLC (ProLiance), a nonutility energy marketing affiliate of Vectren and Citizens Energy Group (Citizens), provides services to a broad range of municipalities, utilities, industrial operations, schools, and healthcare institutions located throughout the Midwest and Southeast United States.  ProLiance’s customers include Vectren’s Indiana utilities and nonutility gas supply operations and Citizens’ utilities.  ProLiance’s primary businesses include gas marketing, gas portfolio optimization, and other portfolio and energy management services.  Consistent with its ownership percentage, Vectren is allocated 61 percent of ProLiance’s profits and losses; however, governance and voting rights remain at 50 percent for each member; and therefore, the Company accounts for its investment in ProLiance using the equity method of accounting.  The Company, including its retail gas supply operations, contracted for 75 percent of its natural gas purchases through ProLiance in 2008.

For the year ended December 31, 2008, ProLiance’s revenues, including sales to Vectren companies, were $2.9 billion, compared to $2.3 billion in 2007 and $2.5 billion in 2006.  During the three years ended December 31, 2008, the pre-tax earnings of ProLiance have exceeded 20 percent of Vectren’s pre-tax earnings in certain annual periods.  In accordance with Regulation S-X, paragraph 3-09, ProLiance’s audited financial statements as of and for its fiscal years ending September 30, 2008, 2007, and 2006, are included as Exhibit 99.1 to this Form 10-K.

Vectren Source
Vectren Retail, LLC (d/b/a Vectren Source) provides natural gas and other related products and services in the Midwest and Northeast United States to over 170,000 residential and commercial customers.  This customer base reflects approximately 50,000 of VEDO’s customers that have voluntarily opted to choose their natural gas supplier and the supply of natural gas to nearly 40,000 equivalent customers in VEDO’s service territory as part of VEDO’s process of exiting the merchant function, which began October 1, 2008.  Further, the customer base also reflects a reduction due to exiting the Georgia market in 2008.  Vectren Source generated approximately $182.6 million in revenues for 2008 compared to $168.3 million in 2007 and $162.5 million in 2006.  Gas sold approximated 16,210 MDth in 2008; 13,543 MDth in 2007; and 12,228 MDth in 2006.  Average customers served by Vectren Source were 157,000 in 2008; 154,000 in 2007; and 144,000 in 2006.

Coal Mining

The Coal Mining group mines and sells coal to the Company’s utility operations and to other third parties through its wholly owned subsidiary, Vectren Fuels, Inc (Fuels).  In 2008, the Company operated one underground mine (Prosperity) and one surface mine (Cypress Creek).  Both mines are located in Indiana.  All coal is high-to-mid sulfur bituminous coal from the Illinois Basin.  The Company engages contract mining companies to perform substantially all mining operations.

Oaktown Mine Expansion
In April 2006, Fuels announced plans to open two new underground mines.   Production is expected to begin in mid 2009, with the second mine opening late the following year.  Current reserves at the two mines are estimated at 88 million tons.  Once in full production, the two new mines are expected to produce 5 million tons of coal per year.  Of the total $170 million expected investment, the Company has invested $68 million, inclusive of $23 million in land and buildings, $38 million in mine development and equipment, and $7 million in advanced royalty payments, through December 31, 2008.

The Oaktown mine infrastructure is located on 1,100 acres near Oaktown in Knox County, Indiana.  Oaktown’s location is within 50 miles of multiple coal-fired power plants including a coal gasification plant currently under construction.  It is estimated approximately 25,000 acres of coal will be mined during the life of the mine.  Access to the mine is planned via a 90 foot deep box cut and a 2,200 foot slope on a 14 degree grade, reaching coal in excess of 375 feet below the surface.

Oaktown is a room and pillar underground mine meaning that main airways and transportation entries are developed and maintained while remote-controlled continuous miners extract coal from so-called rooms by removing coal from the seam, leaving pillars to support the roof.  Shuttle cars or similar transportation is used to transport coal to a conveyor belt for transport to the surface.  There are two mines separated by a sandstone channel.  The seam thickness ranges from 4 feet to over 9 feet.  The mine’s wash plant is sized to process 800 tons per hour initially with a planned expansion to 1,600 tons per hour.  The mine will also be connected to a railway and equipped to handle 110 to 120 car unit trains.

Prosperity Mine
Prosperity is an underground mine located on 1,100 surface acres outside of Petersburg in Pike County, Indiana.  Prosperity is also a room and pillar mine where coal removal is accomplished with continuous mining machines.  The mine entrance slopes gradually for 500 ft on a 9 degree grade and is more than 250 feet below ground level.  The coal seam varies in thickness from 4-1/2 to 8 feet.  The mine has a wash plant sized to process 1,000 tons/hour.  The mine is connected to a railway and can handle 110-120 car unit trains.  Coal is also transported via truck to its customers, which include Vectren’s power supply operations and other third party utilities.  The mine opened in 2001, and the total plant and development costs to date are $152 million.  Through December 31, 2008, approximately 4,000 acres of coal have been mined with approximately 6,000 acres remaining. Reserves at December 31, 2008 approximate 32 million tons, not including possible nearby expansion opportunities.  The remaining unamortized plant balance as of December 31, 2008 approximates $75 million, inclusive of $15 million of land and buildings and $61 million of mine development and equipment.  Reserves, absent expansion, are expected to be completely accessed by 2019.

Cypress Creek
Cypress Creek is an above-ground, or surface mine, located on 155 acres about 4 miles north of Boonville in Warrick County, Indiana.  Cypress Creek is a combination truck/shovel, dozer push and high wall mining operation, meaning large shovels or front-end loaders remove earth and rock covering a coal seam and loading equipment place the coal into trucks for transportation to a blending and loading area.  Cypress Creek’s coal, is sold as a raw product after sizing and blending with coal.  Because of the cost of extensive digging, the coal mining limit is 125 to 135 feet deep.  All coal mined from Cypress Creek is transported via truck to Vectren’s power supply operations.  The mine opened in 1998 and the total plant and development costs were $29 million.  As of December 31, 2008, remaining reserves approximate 500,000 tons, all of which is expected to be accessed in 2009.  The remaining unamortized plant balance as of December 31, 2008 approximates $11 million, inclusive of $1 million of land and buildings and $10 million in mine development and equipment.

Following is summarized data regarding coal mining operations:
	Cypress		Oaktown	Oaktown
	Creek	Prosperity	Mine 1	Mine 2	Totals

Type of Mining	Surface	Underground	Underground	Underground

Mining Technology	Truck & Shovel	Room & Pillar	Room & Pillar	Room & Pillar

Tons Mined (in thousands)
2008	1,150	2,378	-	-	3,528
2007	1,433	2,632	-	-	4,065
2006	1,212	2,790	-	-	4,002

County Located in Indiana	Warrick	Pike	Knox	Knox

Coal Reserves (thousands of tons)	500	32,000	50,000	38,000	120,500

Average Heat Content (BTU/lb.)	10,500	11,300	11,100	11,300

Average Sulfur Content (lbs./ton)	8.0	4.0	5.6	4.8

Energy Infrastructure Services

Energy Infrastructure Services provides underground construction and repair to utility infrastructure through Miller Pipeline Corporation (Miller) and energy performance contracting and renewable energy services through Energy Systems Group, LLC (ESG).  Miller’s customers include Vectren’s utilities.

Miller Pipeline
Effective July 1, 2006, the Company purchased the remaining 50 percent of Miller a subsidiary of Duke Energy Corporation, making Miller a wholly owned subsidiary.  The results of Miller’s operations, formerly accounted for using the equity method, have been included in consolidated results since July 1, 2006.  Prior to this transaction, Miller was 100 percent owned by Reliant Services, LLC (Reliant).  Reliant provided facilities locating and meter reading services to the Company’s utilities, as well as other utilities.  Reliant exited the meter reading and facilities locating businesses in 2006.

Energy Systems Group
Performance-based energy contracting operations and renewable energy services are performed through Energy Systems Group, LLC (ESG).  ESG assists schools, hospitals, governmental facilities, and other private institutions to reduce energy and maintenance costs by upgrading their facilities with energy-efficient equipment.  ESG is also involved in creating renewable energy projects, including projects to process landfill gas into usable natural gas.  ESG’s customer base is located throughout the Midwest and Southeast United States.

Other Businesses

The Other Businesses group includes a variety of legacy, wholly owned operations and investments that have invested in energy-related opportunities and services, real estate, and leveraged leases, among other investments.  Major investments at December 31, 2008, include Haddington Energy Partnerships, two partnerships both approximately 40 percent owned; and wholly owned subsidiaries, Southern Indiana Properties, Inc. and Energy Realty, Inc.

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

Synthetic Fuel

The Company has an 8.3 percent ownership interest in Pace Carbon Synfuels, LP (Pace Carbon).  Pace Carbon produced and sold coal-based synthetic fuel using Covol technology, and according to US tax law, its members received a tax credit for every ton of coal-based synthetic fuel sold.  In addition, Vectren Fuels, Inc., a wholly owned subsidiary involved in coal mining, received processing fees from synfuel producers unrelated to Pace Carbon for a portion of its coal production.  Under current tax laws, these synfuel related credits and fees ended on December 31, 2007.  Partnership operations since that date have been insignificant.  See “Item 7 Management’s Discussion and Analysis of Results of Operations and Financial Condition” regarding the Company’s Synfuel-Related activities for additional information related to Pace Carbon and Vectren Fuels.

Personnel
As of December 31, 2008, the Company and its consolidated subsidiaries had 3,700 employees, of which 1,600 are employees of Miller and 2,200 are subject to collective bargaining arrangements.

Utility Holdings

In December 2008, the Company reached a three-year labor agreement, ending December 1, 2011 with Local 1393 of the International Brotherhood of Electrical Workers and United Steelworkers of America Locals 12213 and 7441.

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

Miller Pipeline

In 2008, the International Union of Operating Engineers reached an agreement with the Distribution Contractors Association.  The Company, through its wholly owned subsidiary, Miller, continues to honor national agreements negotiated by the Distribution Contractors Association.

During 2006, Miller entered into several distributing and operating agreements with a variety of construction unions including Laborers International Union of America, the Teamsters, and the United Association of Journeymen and Apprentices of the Plumbing and Pipe Fitting Industry.  Miller negotiated these agreements through the Distribution and Contractors Association and the Pipeline Contractors Association.  These agreements expire at various dates in 2009 through 2011.  Agreements impacting Miller’s workforce expiring in 2009 involve two local operator’s agreements and one local welder’s agreement.  No national agreements impacting Miller’s workforce expire in 2009.

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

Continued deterioration in general economic conditions may have adverse impacts.

The current economic environment is challenging and uncertain.  The consequences of a prolonged recession may include a lower level of economic activity and uncertainty regarding energy prices and the capital and commodity markets.  Further, the risks associated with industries in which the Company operates and serves become more acute in periods of a slowing economy or slow growth.  Economic declines may be accompanied by a decrease in demand for natural gas and electricity.  The recent economic downturn may have some negative impact on both gas and electric large customers.   This impact may include tempered growth, significant conservation measures, and perhaps even plant closures or bankruptcies.  Deteriorating economic conditions may also lead to lower residential and commercial customer counts and thus lower Company revenues.  It is also highly possible that a prolonged recession could result in increased costs including pension costs, interest costs, and bad debt expense in excess of historical levels.

Further, the Company’s nonutility portfolio may also be negatively impacted.  Economic declines may be accompanied by a decrease in demand for products and services offered by nonutility operations and therefore lower revenues for those products and services.  The recent economic downturn may have some negative impact on utility industry spending for construction projects, demand for coal, and spending on performance contracting and renewable energy expansion.  It is also possible that a prolonged recession could result in further reductions in the value of certain nonutility real estate and other legacy investments.

Vectren’s gas and electric utility sales are concentrated in the Midwest.

The operations of the Company’s regulated utilities are concentrated in central and southern Indiana and west central Ohio and are therefore impacted by changes in the Midwest economy in general and changes in particular industries concentrated in the Midwest.  These industries include automotive assembly, parts and accessories, feed, flour and grain processing, metal castings, aluminum products, appliance manufacturing, polycarbonate resin (Lexan®) and plastic products, gypsum products, electrical equipment, metal specialties, glass, steel finishing, pharmaceutical and nutritional products, gasoline and oil products, ethanol and coal mining.  While no one industrial customer comprises 10 percent of consolidated revenues, the top five industrial electric customers comprise approximately 17 percent of electric utility revenues, and therefore any significant decline in their collective revenues could adversely impact operating results.

Current financial market volatility could have adverse impacts.

The capital and credit markets have been experiencing volatility and disruption.  If the current levels of market disruption and volatility worsen, there can be no assurance that the Company, or its unconsolidated affiliates, will not experience adverse effects, which may be material.  These effects may include, but are not limited to, difficulties in accessing the debt capital markets and the commercial paper market, increased borrowing costs associated with current debt obligations, higher interest rates in future financings, and a smaller potential pool of investors and funding sources.  Finally, there is no assurance the Company will have access to the equity capital markets to obtain financing when necessary or desirable.

A downgrade (or negative outlook) in or withdrawal of Vectren’s credit ratings could negatively affect its ability to access capital and its cost.

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

The utility industry has been undergoing structural change for several years, resulting in increasing competitive pressure faced by electric and gas utility companies.  Increased competition may create greater risks to the stability of Vectren’s earnings generally and may in the future reduce its earnings from retail electric and gas sales.  Currently, several states, including Ohio, have passed legislation that allows customers to choose their electricity supplier in a competitive market.  Indiana has not enacted such legislation.  Ohio regulation also provides for choice of commodity providers for all gas customers.  In 2003, the Company implemented this choice for its gas customers in Ohio and is currently in the first of the three stage process to exit the merchant function in its Ohio service territory.  The state of Indiana has not adopted any regulation requiring gas choice in the Company’s Indiana service territories; however, the Company operates under approved tariffs permitting certain industrial and commercial large volume customers to choose their commodity supplier.  Vectren cannot provide any assurance that increased competition or other changes in legislation, regulation or policies will not have a material adverse effect on its business, financial condition or results of operations.

A significant portion of Vectren’s gas and electric utility sales are space heating and cooling.  Accordingly, its operating results may fluctuate with variability of weather.

Vectren’s gas and electric utility sales are sensitive to variations in weather conditions.  The Company forecasts utility sales on the basis of normal weather.  Since Vectren does not have a weather-normalization mechanism for its electric operations, significant variations from normal weather could have a material impact on its earnings.  However, the impact of weather on the gas operations in the Company’s Indiana territories has been significantly mitigated through the implementation in 2005 of a normal temperature adjustment mechanism.  Additionally, the implementation of a straight fixed variable rate design over a two year period per a January 2009 PUCO order will significantly mitigate weather risk related to Ohio residential gas sales.

Risks related to the regulation of Vectren’s utility businesses, including environmental regulation, could affect the rates the Company charges its customers, its costs and its profitability.

Vectren’s businesses are subject to regulation by federal, state and local regulatory authorities and are exposed to public policy decisions that may negatively impact the Company’s earnings.  In particular, Vectren is subject to regulation by the FERC, the NERC (North American Electric Reliability Corporation), the IURC and the PUCO.  These authorities regulate many aspects of its transmission and distribution operations, including construction and maintenance of facilities, operations, and safety, and its gas marketing operations involving title passage, reliability standards, and future adequacy.  In addition, these regulatory agencies approve its utility-related debt and equity issuances, regulate the rates that Vectren’s utilities can charge customers, the rate of return that Vectren’s utilities are authorized to earn, and its ability to timely recover gas and fuel costs.  Further, there are consumer advocates  and other parties which may intervene in regulatory proceedings and affect regulatory outcomes.  The Company’s ability to obtain rate increases to maintain its current authorized rate of return depends upon regulatory discretion, and there can be no assurance that Vectren will be able to obtain rate increases or rate supplements or earn its current authorized rate of return.  As gas costs remain above historical levels and are more volatile, any future disallowance might be material to the Company’s operations or financial condition.

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

Climate Change
Further, there are proposals to address global climate change that would regulate carbon dioxide (CO2) and other greenhouse gases and other proposals that would mandate an investment in renewable energy sources.  Any future legislative or regulatory actions taken to address global climate change or mandate renewable energy sources could substantially affect both the costs and operating characteristics of the Company’s fossil fuel generating plants and possibly natural gas distribution businesses.  Further, any legislation would likely impact the Company’s generation resource planning decisions.  At this time and in the absence of final legislation, compliance costs and other effects associated with reductions in greenhouse gas emissions or obtaining renewable energy sources remain uncertain.  The Company has gathered preliminary estimates of the costs to comply with a cap and trade approach to controlling greenhouse gas emissions.  A preliminary investigation demonstrated costs to comply would be significant, first to operating expenses for the purchase of allowances, and later to capital expenditures as technology becomes available to control greenhouse gas emissions.  However, these compliance cost estimates are very sensitive to highly uncertain assumptions, including allowance prices.  Costs to purchase allowances that cap greenhouse gas emissions should be considered a cost of providing electricity, and as such, the Company believes recovery should be timely reflected in rates charged to customers.  Approximately 22 percent of electric volumes sold in 2008 were delivered to municipal and other wholesale customers.  As such, the Company has some flexibility to modify the level of these transactions to reduce overall emissions and reduce costs associated with complying with new environmental regulations.

From time to time, Vectren is subject to material litigation and regulatory proceedings.

From time to time, the Company, as well as its equity investees such as ProLiance, may be subject to material litigation and regulatory proceedings including matters involving compliance with state and federal laws, regulations or other matters.  There can be no assurance that the outcome of these matters will not have a material adverse effect on Vectren’s business, prospects, results of operations, or financial condition.

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

Since February 2002 and with the IURC’s approval, the Company has been a member of the MISO.  The MISO serves the electrical transmission needs of much of the Midwest and maintains operational control over SIGECO’s electric transmission facilities as well as that of other Midwest utilities.

As a result of MISO’s operational control over much of the Midwestern electric transmission grid, including SIGECO’s transmission facilities, SIGECO’s continued ability to import power, when necessary, and export power to the wholesale market has been, and may continue to be, impacted.  Given the nature of MISO’s policies regarding use of transmission facilities, as well as ongoing FERC initiatives, and a Day 3 ancillary services market (ASM), where MISO provides bid-based regulation and contingency operating reserve markets which began on January 6, 2009, it is difficult to predict near term operational impacts.  The IURC has approved the Company’s participation in the ASM and has granted authority to defer costs associated with ASM.

The need to expend capital for improvements to the regional transmission system, both to SIGECO’s facilities as well as to those facilities of adjacent utilities, over the next several years is expected to be significant.  The Company timely recovers its investment in certain new electric transmission projects that benefit the MISO infrastructure at a FERC approved rate of return.

Wholesale power marketing activities may add volatility to earnings.

Vectren’s regulated electric utility engages in wholesale power marketing activities that primarily involve the offering of utility-owned or contracted generation into the MISO hourly and real time markets.  As part of these strategies, the Company may also execute energy contracts that are integrated with portfolio requirements around power supply and delivery.  Margin earned from these activities above or below $10.5 million is shared evenly with customers.  These earnings from wholesale marketing activities may vary based on fluctuating prices for electricity and the amount of electric generating capacity or purchased power available, beyond that needed to meet firm service requirements.

If Vectren does not accurately forecast future commodities prices or if its hedging procedures do not operate as planned in certain nonutility businesses, the Company’s net income could be reduced or the Company may experience losses.

The operations of ProLiance, as well as the Company’s nonutility gas retail supply and coal mining businesses, execute forward contracts and from time to time option contracts that commit them to purchase and sell natural gas and coal in the future, including forward contracts to purchase commodities to fulfill forecasted sales transactions that may or may not occur.  If the value of these contracts changes in a direction or manner that is not anticipated, or if the forecasted sales transactions do not occur, Vectren may experience losses.

To lower the financial exposure related to commodity price fluctuations, these nonutility businesses may execute contracts that hedge the value of commodity price risk and basis risks.  As part of this strategy, Vectren may utilize fixed-price forward physical purchase and sales contracts, and/or financial forwards, futures, swaps and option contracts traded in the over-the-counter markets or on exchanges.  However, although almost all natural gas and coal positions are hedged, either with these contracts or with Vectren’s owned coal inventory and known reserves, Vectren does not hedge its entire exposure or its positions to market price volatility.  To the extent Vectren’s forecasts of future commodities prices are inaccurate, its hedging procedures do not work as planned, its coal reserves cannot be accessed or it has unhedged positions, fluctuating commodity prices are likely to cause the Company’s net income to be volatile and may lower its net income.

The performance of Vectren’s nonutility businesses is also subject to certain risks.

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

The Company’s expectation of greater earnings from coal mining could be adversely affected by a number of factors.

The market for Illinois Basin coal reflects limited supply and increased demand, which has resulted in substantially higher coal prices.  Contracts reflecting these higher prices are in place on 70 percent of 2009 and 2010 planned production.  As a result, coal mining operations are expected to significantly contribute to future earnings.  This expectation is predicated on the ability to access coal at two new company-owned mines which are currently under development; to operate existing mines in accordance with Mine Safety and Health Administration guidelines and recent interpretations of those guidelines; and to manage production costs and other risks.  Other risks, which could adversely impact these future earnings, include geologic, equipment, and operational risks; sales contract negotiations and interpretations; supplier and contract miner performance; the availability of miners, key equipment and commodities; availability of transportation; and the ability to access/replace coal reserves.

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

Vectren has significant synfuel tax credits subject to IRS audit.

The Company has an 8.3 percent ownership interest in Pace Carbon Synfuels, LP (Pace Carbon).  Pace Carbon produced and sold coal-based synthetic fuel using Covol technology and, according to US tax law, its members received a tax credit for every ton of coal-based synthetic fuel sold.  Under current tax laws, synfuel related tax credits and fees ended on December 31, 2007.  The Internal Revenue Service has issued private letter rulings which concluded that the synthetic fuel produced at the Pace Carbon facilities should qualify for tax credits.  The IRS has completed tax audits of Pace Carbon for the years 1998 through 2001 without challenging tax credit calculations.  Generally, the statute of limitations for the IRS to audit a tax return is three years from filing.  Therefore, tax credits utilized in 2005 – 2007 are still subject to IRS examination.  However, avenues remain where the IRS could challenge tax credits for the years prior to 2005.  As a partner of Pace Carbon, Vectren has reflected cumulative synfuel tax credits of approximately $101 million in its consolidated results, of which approximately $45 million were generated since 2004.  To date, Vectren has been in a position to utilize all of the credits generated.

Catastrophic events could adversely affect Vectren’s facilities and operations.

Catastrophic events such as fires, earthquakes, explosions, floods, ice storms, tornados, terrorist acts or other similar occurrences could adversely affect Vectren’s facilities, operations, financial condition and results of operations.

Workforce risks could affect Vectren’s financial results.

The Company is subject to various workforce risks, including but not limited to, the risk that it will be unable to attract and retain qualified personnel; that it will be unable to effectively transfer the knowledge and expertise of an aging workforce to new personnel as those workers retire; that it will be unable to react to a pandemic illness; and that it will be unable to reach collective bargaining arrangements with the unions that represent certain of its workers, which could result in work stoppages.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES
Gas Utility Services

Indiana Gas owns and operates four active gas storage fields located in Indiana covering 58,100 acres of land with an estimated ready delivery from storage capability of 6.0 BCF of gas with maximum peak day delivery capabilities of 151,000 MCF per day.  Indiana Gas also owns and operates three liquefied petroleum (propane) air-gas manufacturing plants located in Indiana with the ability to store 1.5 million gallons of propane and manufacture for delivery 33,000 MCF of manufactured gas per day.  In addition to its company owned storage and propane capabilities, Indiana Gas has contracted with ProLiance for 17.9 BCF of prepaid delivery service with a maximum peak day delivery capability of 298,600 MMBTU per day.  Indiana Gas’ gas delivery system includes 12,900 miles of distribution and transmission mains, all of which are in Indiana except for pipeline facilities extending from points in northern Kentucky to points in southern Indiana so that gas may be transported to Indiana and sold or transported by Indiana Gas to ultimate customers in Indiana.

SIGECO owns and operates three active underground gas storage fields located in Indiana covering 6,100 acres of land with an estimated ready delivery from storage capability of 6.3 BCF of gas with maximum peak day delivery capabilities of 108,500 MCF per day.  In addition to its company owned storage delivery capabilities, SIGECO has contracted with ProLiance for 0.5 BCF of prepaid delivery service with a maximum peak day delivery capability of 19,200 MMBTU per day.  SIGECO's gas delivery system includes 3,200 miles of distribution and transmission mains, all of which are located in Indiana.

The Ohio operations own and operate three liquefied petroleum (propane) air-gas manufacturing plants, all of which are located in Ohio.  The plants can store 0.5 million gallons of propane, and the plants can manufacture for delivery 52,200 MCF of manufactured gas per day.  In addition to its propane delivery capabilities, the Ohio operations have contracted for 11.8 BCF of delivery service with a maximum peak day delivery capability of 246,100 MMBTU per day.  While the Company still has title to this delivery capability, it has released it to those now supplying the Ohio operations with natural gas, and those suppliers are responsible for the demand charges.  The Ohio operations’ gas delivery system includes 5,500 miles of distribution and transmission mains, all of which are located in Ohio.

Electric Utility Services

SIGECO's installed generating capacity as of December 31, 2008, was rated at 1,295 MW.  SIGECO's coal-fired generating facilities are the Brown Station with two units of 490 MW of combined capacity, located in Posey County approximately eight miles east of Mt. Vernon, Indiana; the Culley Station with two units of 360 MW of combined capacity, and Warrick Unit 4 with 150 MW of capacity.  Both the Culley and Warrick Stations are located in Warrick County near Yankeetown, Indiana.  SIGECO's gas-fired turbine peaking units are:  two 80 MW gas turbines (Brown Unit 3 and Brown Unit 4) located at the Brown Station; two Broadway Avenue Gas Turbines located in Evansville, Indiana with a combined capacity of 115 MW (Broadway Avenue Unit 1, 50 MW and Broadway Avenue Unit 2, 65 MW); and two Northeast Gas Turbines located northeast of Evansville in Vanderburgh County, Indiana with a combined capacity of 20 MW.  The Brown Unit 3 and Broadway Avenue Unit 2 turbines are also equipped to burn oil.  Total capacity of SIGECO's six gas turbines is 295 MW, and they are generally used only for reserve, peaking, or emergency purposes due to the higher per unit cost of generation.

SIGECO's transmission system consists of 924 circuit miles of 138,000 and 69,000 volt lines.  The transmission system also includes 32 substations with an installed capacity of 4,200 megavolt amperes (Mva).  The electric distribution system includes 4,200 pole miles of lower voltage overhead lines and 349 trench miles of conduit containing 2,000 miles of underground distribution cable.  The distribution system also includes 98 distribution substations with an installed capacity of 2,900 Mva and 54,000 distribution transformers with an installed capacity of 2,500 Mva.

SIGECO owns utility property outside of Indiana approximating nine miles of 138,000 volt electric transmission line which is located in Kentucky and which interconnects with Louisville Gas and Electric Company's transmission system at Cloverport, Kentucky.

Nonutility Properties

Subsidiaries other than the utility operations have no significant properties other than the ownership and operation of coal mining property in Indiana which is identified in Item 1.

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

PART II
ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Data, Dividends Paid, and Holders of Record

The Company’s common stock trades on the New York Stock Exchange under the symbol ‘‘VVC.’’  For each quarter in 2008 and 2007, the high and low sales prices for the Company’s common stock as reported on the New York Stock Exchange and dividends paid are presented below.

	Cash	Common Stock Price Range
	Dividend	High	Low
2008
First Quarter	$0.325	$29.20	$25.35
Second Quarter	0.325	32.20	26.66
Third Quarter	0.325	31.74	26.05
Fourth Quarter	0.335	29.00	19.48
2007
First Quarter	$0.315	$28.80	$27.32
Second Quarter	0.315	30.06	26.42
Third Quarter	0.315	28.50	24.85
Fourth Quarter	0.325	30.50	26.51

On January 29, 2009 the board of directors declared a dividend of $0.335 per share, payable on March 2, 2009, to common shareholders of record on February 13, 2009.

As of January 31, 2009, there were 10,005 shareholders of record of the Company’s common stock.

Quarterly Share Purchases

Periodically, the Company purchases shares from the open market to satisfy share requirements associated with the Company’s share-based compensation plans.  The following chart contains information regarding open market purchases made by the Company to satisfy those plans during the quarter ended December 31, 2008.

Period	Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Be Purchased Under These Plans

October 1-31	-	-	-	-
November 1-30	33,841	$27.24	-	-
December 1-31	-	-	-	-

Dividend Policy

Common stock dividends are payable at the discretion of the board of directors, out of legally available funds.  The Company’s policy is to distribute approximately 65 percent of earnings over time.  On an annual basis, this percentage has varied and could continue to vary due to short-term earnings volatility.  The Company has increased its dividend for 49 consecutive years.  While the Company is under no contractual obligation to do so, it intends to continue to pay dividends and increase its annual dividend consistent with historical practice.  Nevertheless, should the Company’s financial condition, operating results, capital requirements, or other relevant factors change, future payments of dividends, and the amounts of these dividends, will be reassessed.

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

Year Ended December 31,
(In millions, except per share data)	2008	2007	2006	2005	2004

Operating Data:
Operating revenues	$2,484.7	$2,281.9	$2,041.6	$2,028.0	$1,689.8
Operating income	$263.4	$260.5	$220.5	$213.1	$199.5
Net income	$129.0	$143.1	$108.8	$136.8	$107.9
Average common shares outstanding	78.3	75.9	75.7	75.6	75.6
Fully diluted common shares outstanding	78.9	76.6	76.2	76.1	75.9
Basic earnings per share
on common stock	$1.65	$1.89	$1.44	$1.81	$1.43
Diluted earnings per share
on common stock	$1.63	$1.87	$1.43	$1.80	$1.42
Dividends per share on common stock	$1.31	$1.27	$1.23	$1.19	$1.15

Balance Sheet Data:
Total assets	$4,632.9	$4,296.4	$4,091.6	$3,868.1	$3,586.9
Long-term debt, net	$1,247.9	$1,245.4	$1,208.0	$1,198.0	$1,016.6
Redeemable preferred stock	$-	$-	$-	$-	$0.1
Common shareholders' equity	$1,351.6	$1,233.7	$1,174.2	$1,143.3	$1,094.8

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

In this discussion and analysis, the Company analyzes contributions to consolidated earnings and earnings per share from its Utility Group and Nonutility Group separately since each operates independently requiring distinct competencies and business strategies, offers different energy and energy related products and services, and experiences different opportunities and risks.  Nonutility Group operations are discussed below as primary operations, other operations, and synfuel-related results.  Primary nonutility operations denote areas of management’s forward looking focus.  Tax laws authorizing tax credits for the production of certain synthetic fuels expired on December 31, 2007.

Per share earnings contributions of the Utility Group, Nonutility Group, and Corporate and Other are presented.  Such per share amounts are based on the earnings contribution of each group included in Vectren’s consolidated results divided by Vectren’s basic average shares outstanding during the period.  The earnings per share of the groups do not represent a direct legal interest in the assets and liabilities allocated to the groups, but rather represent a direct equity interest in Vectren Corporation's assets and liabilities as a whole.  These non-gaap measures are used by management to evaluate the performance of individual businesses.  Accordingly management believes these measures are useful to investors in understanding each business’ contribution to consolidated earnings per share and analyzing period to period changes.

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

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto.

Executive Summary of Consolidated Results of Operations

	Year Ended December 31,
(In millions, except per share data)	2008	2007	2006

Net income	$129.0	$143.1	$108.8
Attributed to:
Utility Group	$111.1	$106.5	$91.4
Nonutility Group	18.9	37.0	18.1
Corporate & Other	(1.0)	(0.4)	(0.7)

Basic earnings per share	$1.65	$1.89	$1.44
Attributed to:
Utility Group	$1.42	$1.40	$1.21
Nonutility Group	0.24	0.49	0.24
Corporate & Other	(0.01)	-	(0.01)

Results

For the year ended December 31, 2008, earnings were $129.0 million, or $1.65 per share, compared to $143.1 million, or $1.89 per share in 2007, and $108.8 million, or $1.44 per share, in 2006.

While utility results increased in 2008 compared to 2007 primarily as a result of base rate increases, results reflect decreased earnings from nonutility operations, primarily ProLiance and Coal Mining.  Additionally, as more fully described below, 2008 includes an approximate $0.08 per share impairment charge associated with legacy nonutility commercial real estate investments.

The increase in 2007 earnings compared to 2006 is primarily attributable to higher gas and electric utility margins and increased earnings from the sale of wholesale power.  Results in 2007 also reflect increased earnings from the Company’s nonutility operations, primarily Energy Marketing and Services, Energy Infrastructure Services, and increased synfuel-related results.

Utility Group
In 2008, the Utility Group’s earnings were $111.1 million compared to $106.5 million in 2007.  The 4 percent increase in utility earnings is due primarily to a full year of base rate changes in the Indiana service territories and increased earnings from wholesale power operations.  Increases were offset somewhat by increased operating costs associated with maintenance and reliability programs contemplated in the base rate cases and favorable weather in 2007.

In 2007 compared to 2006, the increase in Utility Group earnings primarily resulted from base rate increases in the Vectren South service territory, the combined impact of residential and commercial usage and lost margin recovery, favorable weather, and increased wholesale power margins.  The increase was offset somewhat by increased operating costs including depreciation expense in 2007 and a lower effective tax rate in 2006.

In the Company’s electric and Ohio natural gas service territories which are not protected by weather normalization mechanisms, management estimates the margin impact of weather to be approximately $1.2 million favorable or $0.01 per share compared to 30-year normal temperatures in 2008.  In 2007 management estimates a $5.5 million favorable impact on margin compared to normal or $0.04 per share, and in 2006 an $8.3 million unfavorable impact on margin compared to normal or $0.07 per share.

Nonutility Group
The Nonutility Group’s earnings were $18.9 million in 2008, compared to earnings of $37.0 million in 2007 and $18.1 million in 2006.  The Company’s primary nonutility operations contributed $24.8 million, compared to $33.7 million in 2007 and $24.5 million in 2006.  Primary nonutility operations are Energy Marketing and Services companies, Coal Mining operations, and Energy Infrastructure Services companies.

In 2008 compared to 2007, primary nonutility group results decreased $8.9 million. Coal Mining operated at a loss and results were approximately $6.6 million lower than the prior year due primarily to lower production and increased operating costs.  ProLiance’s earnings were $3.6 million lower than the prior year and reflect lower operating results as well as a reserve for the FERC matter described herein.  The results from the other primary nonutility operations also reflect increased earnings from performance contracting and renewable energy construction operations performed through Energy Systems Group and retail gas marketing operations performed through Vectren Source.  Miller Pipeline’s (Miller) results were generally flat compared to the prior year, which was a record year in terms of earnings contribution.

Primary nonutility group results increased $9.2 million in 2007 compared to 2006.  The increase was primarily attributable to higher Miller earnings and the unfavorable impact of the ProLiance litigation settlement recorded in the fourth quarter of 2006 totaling $6.6 million.  The increased contribution from Miller of $3.8 million is due largely to more large gas construction projects, pricing increases, and Vectren’s 100 percent ownership of Miller in 2007.  Earnings from Energy Systems Group and Vectren Source were also favorable year over year.  Operating earnings from ProLiance were down year over year by $2.0 million as the favorable impact of their increased storage capacity was more than offset by lower volatility in the wholesale natural gas markets.  Coal Mining earnings were $2.0 million in 2007 compared to $5.0 million in 2006 primarily due to compliance with new Mine Safety and Health Administration (MSHA) seal and safety guidelines and the associated lost production and higher sulfur content from coal mined under the revised mining plan.

Other nonutility businesses operated at a loss of $5.9 million in 2008, compared to earnings of $0.3 million in 2007 and a loss of $1.1 million in 2006.  Other nonutility businesses include legacy investments, including investments in commercial real estate and also included the Company’s former investment in SIGECOM, LLC.  As a result of the economy impacting commercial real estate, during 2008, the Company recorded an impairment charge associated with its commercial real estate investments totaling $10.0 million, $5.9 million after tax, or $0.08 per share.  In 2006, the Company sold its investment in SIGECOM, LLC at a loss of approximately $1.3 million after tax.

In 2007, the last year of synfuel operations, synfuel-related results generated earnings of $6.8 million.  Of those earnings, which do not continue into 2008 and beyond, $3.8 million ($5.8 million on a pre tax basis) was contributed to the Vectren Foundation.  Net of that contribution, synfuel-related results were $3.0 million, or $0.04 per share, in 2007, compared to a loss of $5.3 million, or $0.07 per share, in 2006.  In 2006, synfuel-related activity includes a $5.7 million after tax impairment charge related to the Company’s investment in Pace Carbon Synfuels LP.  The Foundation contribution is included in Other operating expenses in the Consolidated Statements of Income.

Dividends

Dividends declared for the year ended December 31, 2008 were $1.31 per share compared to $1.27 in 2007 and $1.23 per share in 2006.  In October 2008, the Company’s board of directors increased its quarterly dividend to $0.335 per share from $0.325 per share.  The increase marks the 49th consecutive year Vectren and predecessor companies’ have increased annual dividends paid.

2009 Ice Storm

On January 27, 2009, a major ice storm in the Company’s southern Indiana territory resulted in an extended disruption of electricity to approximately 75,000 of the Company’s 141,000 electric customers.  Electricity was restored to substantially all customers within one week.  Management estimates the total cost of restoration could approximate $15 to $20 million, the majority of which is expected to be capitalized as utility plant.

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

Results of Operations of the Utility Group

The Utility Group is comprised of Utility Holdings’ operations.  The operations of the Utility Group consist of the Company’s regulated operations and other operations that provide information technology and other support services to those regulated operations.  Regulated operations consist of a natural gas distribution business that provides natural gas distribution and transportation services to nearly two-thirds of Indiana and to west central Ohio and an electric transmission and distribution business, which provides electric distribution services primarily to southwestern Indiana, and the Company’s power generating and wholesale power operations.  In total, these regulated operations supply natural gas and/or electricity to over one million customers. Utility Group operating results before certain intersegment eliminations and reclassifications for the years ended December 31, 2008, 2007, and 2006, follow:
	Year Ended December 31,
(In millions, except per share data)	2008	2007	2006
OPERATING REVENUES
Gas utility	$1,432.7	$1,269.4	$1,232.5
Electric utility	524.2	487.9	422.2
Other	1.8	1.7	1.8
Total operating revenues	1,958.7	1,759.0	1,656.5
OPERATING EXPENSES
Cost of gas sold	983.1	847.2	841.5
Cost of fuel & purchased power	182.9	174.8	151.5
Other operating	300.3	266.1	239.0
Depreciation & amortization	165.5	158.4	151.3
Taxes other than income taxes	72.3	68.1	64.2
Total operating expenses	1,704.1	1,514.6	1,447.5
OPERATING INCOME	254.6	244.4	209.0

Other income - net	4.0	9.4	7.6

Interest expense	79.9	80.6	77.5

INCOME BEFORE INCOME TAXES	178.7	173.2	139.1

Income taxes	67.6	66.7	47.7

NET INCOME	$111.1	$106.5	$91.4
CONTRIBUTION TO VECTREN BASIC EPS	$1.42	$1.40	$1.21

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

Sales of natural gas and electricity to residential and commercial customers are seasonal and are impacted by weather.  Trends in average use among natural gas residential and commercial customers have tended to decline in recent years as more efficient appliances and furnaces are installed and the price of natural gas has increased.  Normal temperature adjustment (NTA) and lost margin recovery mechanisms largely mitigate the effect on Gas Utility margin that would otherwise be caused by variations in volumes sold to these customers due to weather and changing consumption patterns.  Indiana Gas’ territory has both an NTA since 2005 and lost margin recovery since December 2006.  SIGECO’s natural gas territory has an NTA since 2005, and lost margin recovery began when new base rates went into effect August 1, 2007.  The Ohio service territory had lost margin recovery since October 2006.  The Ohio lost margin recovery mechanism ended when new base rates went into effect in February 2009.  This mechanism was replaced by a rate design, commonly referred to as a straight fixed variable rate design, which is more dependent on service charge revenues and less dependent on volumetric revenues than previous rate designs. This new rate design, which will be phased in over a two year period, also prospectively mitigates some weather risk in Ohio.  SIGECO’s electric service territory has neither NTA nor lost margin recovery mechanisms.

Gas and electric margin generated from sales to large customers (generally industrial and other contract customers) is primarily impacted by overall economic conditions and changes in demand for those customers’ products.  The recent recession may have some negative impact on both gas and electric large customers.  This impact may include tempered growth, significant conservation measures, and perhaps even plant closures or bankruptcies.  While no one industrial customer comprises 10 percent of consolidated revenues, the top five industrial electric customers comprise approximately 17 percent of electric utility revenues, and therefore any significant decline in their collective revenues could adversely impact operating results.  Deteriorating economic conditions may also lead to continued lower residential and commercial customer counts.

Margin is also impacted by the collection of state mandated taxes, which fluctuate with gas and fuel costs, as well as other tracked expenses.  Expenses subject to tracking mechanisms include Ohio bad debts and percent of income payment plan expenses, Indiana gas pipeline integrity management costs, and costs to fund Indiana energy efficiency programs.  Certain operating costs associated with operating environmental compliance equipment were also tracked prior to their recovery in base rates that went into effect on August 15, 2007.  The latest Indiana service territory rate cases, implemented in 2007 and 2008 also provide for the tracking of MISO revenues and costs, as well as the gas cost component of bad debt expense based on historical experience and unaccounted for gas.  Unaccounted for gas is also tracked in the Ohio service territory.

Electric wholesale activities are primarily affected by market conditions, the level of excess generating capacity, and electric transmission availability.  Following is a discussion and analysis of margin generated from regulated utility operations.

Gas Utility Margin (Gas utility revenues less Cost of gas)
Gas Utility margin and throughput by customer type follows:
	Year Ended December 31,
(In millions)	2008	2007	2006

Gas utility revenues	$1,432.7	$1,269.4	$1,232.5
Cost of gas sold	983.1	847.2	841.5
Total gas utility margin	$449.6	$422.2	$391.0
Margin attributed to:
Residential & commercial customers	$385.1	$360.9	$330.2
Industrial customers	52.2	48.7	48.0
Other	12.3	12.6	12.8

Sold & transported volumes in MMDth attributed to:
Residential & commercial customers	114.8	108.4	97.7
Industrial customers	91.5	86.2	84.9
Total sold & transported volumes	206.3	194.6	182.6

For the year ended December 31, 2008, gas utility margins were $449.6 million, an increase of $27.4 million compared to 2007.  The Vectren North base rate increase, effective February 14, 2008 added $11.8 million in margin.  Also impacting year over year results was the Vectren South base rate increase, effective August 1, 2007, increasing margin for the full 2008 year approximately $3.6 million.  In 2008, Ohio weather was 8 percent colder than the prior year and resulted in an estimated increase in margin of approximately $3.2 million compared to 2007.  Operating costs, including revenue and usage taxes, directly recovered in margin, increased gas margin $7.8 million. The average cost per dekatherm of gas purchased for the year ended December 31, 2008, was $9.61 compared to $8.14 in 2007 and $8.64 in 2006.

Gas Utility margins increased $31.2 million in 2007 compared to 2006.  Residential and commercial customer usage, including lost margin recovery, increased margin $13.3 million year over year.  For all of 2007, Ohio weather was 6 percent warmer than normal, but approximately 6 percent colder than the prior year and resulted in an estimated increase in margin of approximately $2.0 million compared to 2006.  Margin increases associated with the Vectren South base rate increase, effective August 1, 2007, were $3.3 million.  Recovery of gas storage carrying costs in Ohio was $2.3 million.  Lastly, operating costs, including revenue and usage taxes, directly recovered in margin increased gas margin $10.3 million year over year.  During 2007, the Company resolved all remaining issues related to a 2005 disallowance by the PUCO of gas costs incurred by the Ohio utility operations, resulting in an additional charge of $1.1 million.

Electric Utility Margin (Electric Utility revenues less Cost of fuel and purchased power)
Electric Utility margin and volumes sold by customer type follows:
	Year Ended December 31,
(In millions)	2008	2007	2006

Electric utility revenues	$524.2	$487.9	$422.2
Cost of fuel & purchased power	182.9	174.8	151.5
Total electric utility margin	$341.3	$313.1	$270.7
Margin attributed to:
Residential & commercial customers	$218.6	$198.6	$162.9
Industrial customers	82.9	78.3	70.2
Municipals & other customers	7.3	15.3	24.0
Subtotal: Retail	$308.8	$292.2	$257.1
Wholesale margin	$32.5	$20.9	$13.6

Electric volumes sold in GWh attributed to:
Residential & commercial customers	2,850.5	3,042.9	2,789.7
Industrial customers	2,409.1	2,538.5	2,570.4
Municipals & other	63.8	635.1	644.4
Total retail & firm wholesale volumes sold	5,323.4	6,216.5	6,004.5

Retail
Electric retail utility margin was $308.8 million for the year ended December 31, 2008, an increase of approximately $16.6 million compared to 2007.  The base rate increase that went into effect on August 15, 2007, produced incremental margin of $27.0 million year over year when netted with municipal contracts that were allowed to expire.  Management estimates the year over year decreases in usage by residential and commercial customers due to weather, which was very warm the prior summer, to be $7.5 million.  Other usage declines due in part to a weakening economy and conservation measures were the primary reason for the remaining decrease.

In 2007, electric retail utility margins increased $35.1 million when compared to 2006.  Management estimates the year over year increases in usage by residential and commercial customers due to weather to be $11.8 million.  The base rate increase that went into effect on August 15, 2007, produced incremental margin of $17.9 million.  During 2007, cooling degree days were 33 percent above normal compared to 5 percent below normal in 2006.  Recovery of pollution control investments and expenses increased margin $5.5 million year over year.

Margin from Wholesale Activities
Periodically, generation capacity is in excess of native load.  The Company markets and sells this unutilized generating and transmission capacity to optimize the return on its owned assets.  A majority of the margin generated from these activities is associated with wholesale off-system sales, and substantially all off-system sales occur into the MISO Day Ahead and Real Time markets.

Further detail of Wholesale activity follows:
	Year Ended December 31,
(In millions)	2008	2007	2006
Off-system sales, net of sharing in 2008	$23.2	$16.9	$14.2
Transmission system sales	9.3	4.0	3.5
Other	-	-	(4.1)
Total wholesale margin	$32.5	$20.9	$13.6

For the year ended December 31, 2008, wholesale margins were $32.5 million, representing an increase of $11.6 million, compared to 2007.

During 2008, margin from off-system sales retained by the Company increased $6.3 million.  The Company experienced higher wholesale power marketing margins due to the increase in off peak volumes available for sale off system, driven primarily by expiring municipal contracts, and increases in wholesale prices.  The base rate case effective August 17, 2007, requires that wholesale margin from off-system sales earned above or below $10.5 million be shared equally with customers, and 2008 results reflect the impact of that sharing.  Off-system sales totaled 1,512.9 GWh in 2008, compared to 921.3 GWh in 2007 and 889.4 GWh in 2006.

Beginning in June 2008, the Company began earning a return on electric transmission projects constructed by the Company in its service territory that benefit reliability throughout the region.  These returns primarily account for the year over year increase of $4.8 million in transmission system sales.

For the year ended December 31, 2007, wholesale margins were $20.9 million, which represents an increase of $7.3 million, compared to 2006.  The increase is primarily due to losses on financial contracts experienced in 2006 and higher fourth quarter wholesale prices.  In 2006, the availability of excess capacity was reduced by scheduled outages associated with the installation of environmental compliance equipment.

Utility Group Operating Expenses

Other Operating
For the year ended December 31, 2008, other operating expenses were $300.3 million, which represents an increase of $34.2 million, compared to 2007.  Costs in 2008 resulting from increased maintenance and other reliability activities, including amortization of prior deferred costs contemplated in base rate increases, increased approximately $35.3 million year over year.  Operating costs that are directly recovered in utility margin increased $4.2 million year over year.  Costs associated with lower performance compensation and share based compensation and other cost reductions partially offset these increases.

In 2007, other operating expenses increased $27.1 million compared to 2006.  Operating costs that are directly recovered in utility margin, including costs funding Indiana energy efficiency programs, increased $9.5 million year over year.  Increases in operating costs associated with lost margin recovery and conservation initiatives that are not directly recovered in margin increased $1.3 million year over year.  Costs directly attributable to the Vectren South rate cases, including amortization of prior deferred costs, totaled $3.6 million in 2007.  Expenses in 2006 are offset by the gain on the sale of a storage asset of approximately $4.4 million.  The remaining increases are primarily due to increased wage and benefit costs.

Depreciation & Amortization

Depreciation expense increased $7.1 million in 2008 compared to 2007 as well as in 2007 compared to 2006.  Expense in 2008 and 2007 includes $3.8 million and $1.8 million, respectively of increased amortization associated with prior electric demand side management costs pursuant to the August 15, 2007 electric base rate order.  The remaining increases are also attributable to increased utility plant in service.

Taxes Other Than Income Taxes

Taxes other than income taxes increased $4.2 million in 2008 compared to 2007 and increased $3.9 million in 2007 compared 2006.  The increases are primarily attributable to higher utility receipts, excise, and usage taxes.  These variations resulted primarily from volatility in revenues and gas volumes sold.

Other Income-Net

Other-net reflects income of $4.0 million in 2008 compared to $9.4 million in 2007 and $7.6 million in 2006.  The decrease in 2008 compared to 2007 is primarily due to lower returns associated with investments that fund deferred compensation arrangements and lower interest income.  The increase in 2007 compared to 2006 relates primarily to increased AFUDC due to increased capital spending and higher interest income.

Utility Group Interest Expense

For the year ended December 31, 2008, interest expense was $79.9 million, a decrease of $0.7 million compared to 2007, as lower average short-term debt levels and lower average short-term interest rates were partially offset by higher long-term balances and interest rates.

In 2007, interest expense increased $3.1 million compared to 2006.  The increase is primarily driven by rising interest rates during the period and is also impacted by higher levels of short-term borrowings.  The 2007 increase was mitigated somewhat by the full impact of financing transactions completed in October 2006.  Interest costs in 2006 reflect permanent financing transactions completed in the fourth quarter of 2005 in which $150 million in debt-related proceeds were received and used to retire short-term borrowings and other long-term debt.

Utility Group Income Taxes

Federal and state income taxes increased $0.9 million in 2008 compared to 2007 and $19.0 million in 2007 compared to 2006.  The changes are impacted primarily by fluctuations in pre-tax income and a lower effective tax rate in 2008 and 2006.

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

Clean Air Act Initiatives

In March of 2005, the USEPA finalized the Clean Air Interstate Rule (CAIR). CAIR is an allowance cap and trade program requiring further reductions from coal-burning power plants in NOx emissions beginning January 1, 2009 and SO2 emissions beginning January 1, 2010, with a second phase of reductions in 2015.  On July 11, 2008, the US Court of Appeals for the District of Columbia vacated the federal CAIR regulations.  Various parties filed motions for reconsideration, and on December 23, 2008, the Court reinstated the CAIR regulations and remanded the regulations back to the USEPA for promulgation of revisions in accordance with the Court’s July 11, 2008 Order.  Thus, the original version of CAIR promulgated in March of 2005 remains effective while USEPA revises it per the Court’s guidance.  It is possible that a revised CAIR will require further reductions in NOx and SO2 from SIGECO’s generating units.  SIGECO is in compliance with the current CAIR Phase I annual NOx reduction requirements in effect on January 1, 2009.  Utilization of the Company’s inventory of NOx and SO2  allowances may also be impacted if CAIR is further revised; however, most of the these allowances were granted to the Company at zero cost, so a reduction in carrying value is not expected.

Similarly, in March of 2005, USEPA promulgated the Clean Air Mercury Rule (CAMR).  CAMR is an allowance cap and trade program requiring further reductions in mercury emissions from coal-burning power plants.  The CAMR regulations were vacated by the US Court of Appeals for the DC Circuit in July 2008.  It is quite possible that the vacatur of the CAMR regulations will lead to increased support for the passage of a multi-pollutant bill in Congress.  It is also possible that the USEPA will promulgate a revised mercury regulation in 2009.

To comply with Indiana’s implementation plan of the Clean Air Act of 1990, the CAIR regulations, and to comply with potential future regulations of mercury and further NOx and SO2  reductions, SIGECO has IURC authority to invest in clean coal technology.  Using this authorization, SIGECO has invested approximately $307 million in pollution control equipment, including Selective Catalytic Reduction (SCR) systems and fabric filters.  SCR technology is the most effective method of reducing NOx emissions where high removal efficiencies are required and fabric filters control particulate matter emissions.  These investments were included in rate base for purposes of determining new base rates that went into effect on August 15, 2007.  Prior to being included in base rates, return on investments made and recovery of related operating expenses were recovered through a rider mechanism.

Further, the IURC granted SIGECO authority to invest in an SO2 scrubber at its generating facility that is jointly owned with ALCOA (the Company’s portion is 150 MW).  The order allows SIGECO to recover an approximate 8 percent return on capital investments through a rider mechanism which is periodically updated for actual costs incurred less post in-service depreciation expense.  Through December 31, 2008, the Company has invested approximately $97.6 million in this project.  The scrubber was placed into service on January 1, 2009, and the Company expects the total project investment to approximate $100 million once all post in-service investments are completed.  Recovery through a rider mechanism of associated operating expenses including depreciation expense associated with the scrubber also began on January 1, 2009.  With the SO2 scrubber fully operational, SIGECO is positioned for compliance with the additional SO2 reductions required by Phase I CAIR commencing on January 1, 2010.

SIGECO’s coal fired generating fleet is 100 percent scrubbed for SO2 and 90 percent controlled for NOx.  SIGECO's investments in scrubber, SCR and fabric filter technology allows for compliance with existing regulations and should position it to comply with future reasonable pollution control legislation, if and when, reductions in mercury and further reductions in NOx and SO2 are promulgated by USEPA.

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

•	Inclusion of incentives for investment in advanced clean coal technology and support for research and development; and
•	A strategy supporting alternative energy technologies and biofuels and increasing the domestic supply of natural gas to reduce dependence on foreign oil and imported natural gas.

Current Initiatives to Increase Conservation and Reduce Emissions

The Company is committed to its policy on climate change and conservation. Evidence of this commitment includes:
•	Focusing the Company’s mission statement and purpose on corporate sustainability and the need to help customers conserve and manage energy costs;
•	Recently executing a 20 year contract to purchase 30MW of wind energy generated by a wind farm in Benton County, Indiana;
•	Evaluating other renewable energy projects to complement base load coal fired generation in advance of mandated renewable energy portfolio standards;
•	Implementing conservation initiatives in the Company’s Indiana and Ohio gas utility service territories;
•	Participation in an electric conservation and demand side management collaborative with the OUCC and other customer advocate groups;
•	Evaluating potential carbon requirements with regard to new generation, other fuel supply sources, and future environmental compliance plans;
•	Reducing the Company’s carbon footprint by measures such as purchasing hybrid vehicles, and optimizing generation efficiencies;
•	Developing renewable energy and energy efficiency performance contracting projects through its wholly owned subsidiary, Energy Systems Group.

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

In the absence of federal legislation, several regional initiatives throughout the United States are in the process of establishing regional cap and trade programs.  While no climate change legislation is pending in the State of Indiana, the State is an observer of the Midwestern Regional Greenhouse Gas Reduction Accord, and its legislature has in the recent past debated, but did not pass, renewable energy portfolio standards.  It is expected that the Indiana State legislature will address a renewable energy portfolio standard again in 2009.

In April of 2007, the US Supreme Court determined that greenhouse gases meet the definition of "air pollutant" under the Clean Air Act and ordered the USEPA to determine whether greenhouse gas emissions from new motor vehicles cause or contribute to air pollution that may reasonably be anticipated to endanger public health or welfare. Should the USEPA find such endangerment, it is likely that major stationary sources will be subject to regulation under the Act.  In 2008, the USEPA published its Advanced Notice of Proposed Rulemaking in which the agency solicited comment as to whether it is appropriate or effective to regulate greenhouse gas emissions under the Act.  The Obama administration has asserted that it will act on the endangerment finding in the absence of comprehensive federal legislation within the next 18 months.

Impact of Legislative Actions and Other Initiatives is Unknown
If legislation requiring reductions in CO2 and other greenhouse gases or legislation mandating a renewable energy portfolio standard is adopted, such regulation could substantially affect both the costs and operating characteristics of the Company’s fossil fuel generating plants, nonutility coal mining operations, and possibly natural gas distribution businesses.  Further, any legislation would likely impact the Company’s generation resource planning decisions.  At this time and in the absence of final legislation, compliance costs and other effects associated with reductions in greenhouse gas emissions or obtaining renewable energy sources remain uncertain.  The Company has gathered preliminary estimates of the costs to comply with a cap and trade approach to controlling greenhouse gas emissions.  A preliminary investigation demonstrated costs to comply would be significant, first to operating expenses for the purchase of allowances, and later to capital expenditures as technology becomes available to control greenhouse gas emissions.  However, these compliance cost estimates are very sensitive to highly uncertain assumptions, including allowance prices.  Costs to purchase allowances that cap greenhouse gas emissions should be considered a cost of providing electricity, and as such, the Company believes recovery should be timely reflected in rates charged to customers.  Approximately 22 percent of electric volumes sold in 2008 were delivered to municipal and other wholesale customers.  As such, the Company has some flexibility to modify the level of these transactions to reduce overall emissions and reduce costs associated with complying with new environmental regulations.

Environmental Remediation Efforts

In the past, Indiana Gas, SIGECO, and others operated facilities for the manufacture of gas.  Given the availability of natural gas transported by pipelines, these facilities have not been operated for many years.  Under currently applicable environmental laws and regulations, those that owned or operated these facilities may now be required to take remedial action if certain contaminants are found above the regulatory thresholds at these sites.

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

Indiana Gas accrued the estimated costs for further investigation, remediation, groundwater monitoring, and related costs for the sites.  While the total costs that may be incurred in connection with addressing these sites cannot be determined at this time, Indiana Gas has recorded cumulative costs that it reasonably expects to incur totaling approximately $21.6 million.  The estimated accrued costs are limited to Indiana Gas’ share of the remediation efforts.  Indiana Gas has arrangements in place for 19 of the 26 sites with other potentially responsible parties (PRP), which serve to limit Indiana Gas’ share of response costs at these 19 sites to between 20 percent and 50 percent.

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

SIGECO has filed a declaratory judgment action against its insurance carriers seeking a judgment finding its carriers liable under the policies for coverage of further investigation and any necessary remediation costs that SIGECO may accrue under the VRP program and/or related to the site subject to the May 2007 lawsuit.  While the total costs that may be incurred in connection with addressing these sites cannot be determined at this time, SIGECO has recorded cumulative costs that it reasonably expects to incur totaling approximately $8.7 million.  With respect to insurance coverage, SIGECO has received and recorded settlements from insurance carriers under insurance policies in effect when these sites were in operation in an aggregate amount of $8.0 million.

Environmental remediation costs related to Indiana Gas’ and SIGECO’s manufactured gas plants and other sites have had a minor impact on results of operations or financial condition since cumulative costs recorded to date approximate PRP and insurance settlement recoveries.  Such cumulative costs are estimated by management using assumptions based on actual costs incurred, the timing of expected future payments, and inflation factors, among others.  While the Company’s utilities have recorded all costs which they presently expect to incur in connection with activities at these sites, it is possible that future events may require some level of additional remedial activities which are not presently foreseen and those costs may not be subject to PRP or insurance recovery.  As of December 31, 2008, approximately $6.5 million is included in Other Liabilities related to the remediation of these sites.

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

Gas rates in Indiana contain a gas cost adjustment (GCA) clause. The GCA clause allows the Company to charge for changes in the cost of purchased gas.  Electric rates contain a fuel adjustment clause (FAC) that allows for adjustment in charges for electric energy to reflect changes in the cost of fuel.  The net energy cost of purchased power, subject to a variable benchmark based on NYMEX natural gas prices, is also recovered through regulatory proceedings.  The IURC approved agreement authorizing this recovery expires in April 2010, and is subject to automatic annual renewals.

GCA and FAC procedures involve periodic filings and IURC hearings to establish the amount of price adjustments for a designated future period.  The procedures also provide for inclusion in later periods of any variances between the estimated cost of gas, cost of fuel, and net energy cost of purchased power and actual costs incurred.  The Company records any under-or-over-recovery resulting from gas and fuel adjustment clauses each month in margin.  A corresponding asset or liability is recorded until the under-or-over-recovery is billed or refunded to utility customers.

The IURC has also applied the statute authorizing GCA and FAC procedures to reduce rates when necessary to limit net operating income to a level authorized in its last general rate order through the application of an earnings test.  These earnings tests have not had any material impact to the Company’s recent operating results.

Prior to October 1, 2008, gas costs were recovered in Ohio through a gas cost recovery (GCR) clause.  The GCR clause operated similar to the GCA clause in Indiana.  The PUCO periodically audited the GCR rates.  The period from November 2005 to September 2008, the final GCR period subject to audit, is currently under audit by the PUCO.  After October 1st, the Company is no longer the supplier, and the GCR is no longer necessary.

Vectren Energy Delivery Ohio, Inc. (VEDO) Gas Base Rate Order Received

On January 7, 2009, the PUCO issued an order approving the stipulation reached in the VEDO rate case.  The order provides for a rate increase of nearly $14.8 million, an overall rate of return of 8.89 percent on rate base of about $235 million; an opportunity to recover costs of a program to accelerate replacement of cast iron and bare steel pipes, as well as certain service risers; and base rate recovery of an additional $2.9 million in conservation program spending.

The order also adjusts the rate design that will be used to collect the agreed-upon revenue from VEDO's residential customers.  The order authorizes the use of a straight fixed variable rate design which places all, or most, of the fixed cost recovery in the customer service charge.  Using a phased in approach, revenues based on volumes sold will be entirely replaced with a fixed charge after one year.   A straight fixed variable design mitigates some weather risk as well as the effects of declining usage, similar to the Company’s lost margin recovery mechanism, which expired when this new rate design went into effect in February 2009. In 2008, results include approximately $4.3 million of revenue from the existing lost margin recovery mechanism that will not continue once this base rate increase is in effect.  The OCC has filed a request for rehearing on the rate design finding by the PUCO.  The rehearing request mirrors similar requests filed by the OCC in each case where the PUCO has approved similar rate designs, and all such requests have been denied.

With this rate order the Company has in place for its Ohio gas territory rates that allow for the phased implementation of a straight fixed variable rate design that mitigates both weather risk and lost margin; tracking of bad debt and percent of income payment plan (PIPP) expenses; base rate recovery of pipeline integrity management expense; timely recovery of costs associated with the accelerated replacement of bare steel and cast iron pipes, as well as certain service risers; and expanded conservation programs now totaling up to $5 million in annual expenditures.

Vectren Energy Delivery Ohio, Inc. Begins Process to Exit the Merchant Function

On August 20, 2008, the PUCO approved an auction selecting qualified wholesale suppliers to provide the gas commodity to the Company for resale to its customers at auction-determined standard pricing.  This standard pricing is comprised of the monthly NYMEX settlement price plus a fixed adder.  This auction, which is effective from October 1, 2008 through March 31, 2010, is the initial step in exiting the merchant function in the Company’s Ohio service territory.   The approach eliminates the need for monthly gas cost recovery (GCR) filings and prospective PUCO GCR audits.  On October 1st, VEDO’s entire natural gas inventory was transferred, receiving proceeds of approximately $107 million.  The PUCO has also provided for an Exit Transition Cost rider, which allows the Company to recover costs associated with the transition.  As the cost of gas is currently passed through to customers through a PUCO approved recovery mechanism, the impact of exiting the merchant function should not have a material impact on Company earnings or financial condition.

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

Further, additional expenditures for a multi-year bare steel and cast iron capital replacement program will be afforded certain accounting treatment that mitigates earnings attrition from the investment between rate cases.  The regulatory accounting treatment allows for the continuation of the accrual for allowance for funds used during construction (AFUDC) and the deferral of depreciation expense after the projects go in service but before they are included in base rates.  To qualify for this treatment, the annual expenditures are limited to $20 million and the treatment cannot extend beyond four years on each project.

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

Further, additional expenditures for a multi-year bare steel and cast iron capital replacement program will be afforded certain accounting treatment that mitigates earnings attrition from the investment between rate cases.  The regulatory accounting treatment allows for the continuation of the accrual for allowance for funds used during construction (AFUDC) and the deferral of depreciation expense after the projects go in service but before they are included in base rates.  To qualify for this treatment, the annual expenditures are limited to $3 million and the treatment cannot extend beyond three years on each project.

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

The Company is typically in a net sales position with MISO as generation capacity is in excess of that needed to serve native load and is only occasionally in a net purchase position.  When the Company is a net seller such net revenues are included in Electric Utility revenues and when the Company is a net purchaser such net purchases are included in Cost of fuel and purchased power.  Net positions are determined on an hourly basis.  Since the Company became an active MISO member, its generation optimization strategies primarily involve the sale of excess generation into the MISO day ahead and real-time markets.  Net revenues from wholesale activities included in Electric Utility revenues totaled $57.6 million in 2008, $39.8 million in 2007 and $29.8 million in 2006.

The Company also receives transmission revenue that results from other members’ use of the Company’s transmission system.  These revenues are also included in Electric Utility revenues.  Generally, these transmission revenues along with costs charged by the MISO are considered components of base rates and any variance from that included in base rates is recovered/refunded through tracking mechanisms.

As a result of MISO’s operational control over much of the Midwestern electric transmission grid, including SIGECO’s transmission facilities, SIGECO’s continued ability to import power, when necessary, and export power to the wholesale market has been, and may continue to be, impacted.  Given the nature of MISO’s policies regarding use of transmission facilities, as well as ongoing FERC initiatives, and a Day 3 ancillary services market (ASM), where MISO began providing a bid-based regulation and contingency operating reserve markets on January 6, 2009, it is difficult to predict near term operational impacts.  The IURC has approved the Company’s participation in the ASM and has granted authority to defer costs associated with ASM.

The need to expend capital for improvements to the regional transmission system, both to SIGECO’s facilities as well as to those facilities of adjacent utilities, over the next several years is expected to be significant.  The Company timely recovers its investment in certain new electric transmission projects that benefit the MISO infrastructure at a FERC approved rate of return.

One such project is an interstate 345 kilovolt transmission line that will connect Vectren’s A B Brown Station to a station in Indiana owned by Duke Energy to the north and to a station in Kentucky owned by Big Rivers Electric Corporation to the south.  Throughout the project, SIGECO is to recover an approximate 10 percent return, inclusive of the FERC approved equity rate of return of 12.38  percent, on capital investments through a rider mechanism which is periodically updated for actual costs incurred.  Of the total investment, which is expected to approximate $70 million, as of December 31, 2008, the Company has invested approximately $3.1 million.  The Company expects this project to be operational in 2011.  At that time, any operating expenses including depreciation expense are also expected to be recovered through a FERC approved rider mechanism.  Further, the approval allows for recovery of expenditures made even in the event currently unforeseen difficulties delay or permanently halt the project.

Results of Operations of the Nonutility Group

The Nonutility Group operates in three primary business areas: Energy Marketing and Services, Coal Mining, and Energy Infrastructure Services.  Energy Marketing and Services markets and supplies natural gas and provides energy management services.  Coal Mining mines and sells coal.  Energy Infrastructure Services provides underground construction and repair and provides performance contracting and renewable energy services.  There are also other legacy businesses that have invested in energy-related opportunities and services, real estate, and leveraged leases, among other investments.  The Nonutility Group supports the Company’s regulated utilities pursuant to service contracts by providing natural gas supply services, coal, and infrastructure services.  Nonutility Group earnings for the years ended December 31, 2008, 2007, and 2006, follow:

	Year Ended December 31,
(In millions, except per share amounts)	2008	2007	2006
NET INCOME	$18.9	$37.0	$18.1

CONTRIBUTION TO VECTREN BASIC EPS	$0.24	$0.49	$0.24

NET INCOME ATTRIBUTED TO:
Energy Marketing & Services	$18.0	$22.3	$14.9
Mining Operations	(4.6)	2.0	5.0
Energy Infrastructure Services	11.4	9.4	4.6
Other Businesses	(5.9)	0.3	(1.1)
Synfuels-related	-	3.0	(5.3)

Impact of the Current Recession

A prolonged recession may include a lower level of economic activity and uncertainty regarding energy prices and other key factors that impact the Nonutility Group.  Economic declines may be accompanied by a decrease in demand for products and services offered by nonutility operations and therefore lower revenues for those products and services.  The recent economic downturn may have some negative impact on utility industry spending for construction projects, demand for coal, and spending on performance contracting and renewable energy expansion.  It is also possible that a prolonged recession could result in further reductions in the value of certain nonutility real estate and other legacy investments.

Energy Marketing & Services

Energy Marketing and Services is comprised of the Company’s gas marketing operations, energy management services, and retail gas supply operations.  Results, inclusive of holding company costs, from Energy Marketing and Services for the year ended December 31, 2008, were earnings of $18.0 million compared to $22.3 million in 2007 and $14.9 million in 2006.

ProLiance

ProLiance, a nonutility energy marketing affiliate of Vectren and Citizens, provides services to a broad range of municipalities, utilities, industrial operations, schools, and healthcare institutions located throughout the Midwest and Southeast United States.  ProLiance’s customers include Vectren’s Indiana utilities and nonutility gas supply operations and Citizens’ utilities.  ProLiance’s primary businesses include gas marketing, gas portfolio optimization, and other portfolio and energy management services.  Consistent with its ownership percentage, Vectren is allocated 61 percent of ProLiance’s profits and losses; however, governance and voting rights remain at 50 percent for each member; and therefore, the Company accounts for its investment in ProLiance using the equity method of accounting.  Vectren received regulatory approval on April 25, 2006, from the IURC for ProLiance to continue to provide natural gas supply services to the Company’s Indiana utilities through March 2011.

During 2008, ProLiance’s earnings contribution was $19.3 million compared to $22.9 million in 2007 and $18.3 million in 2006.  The $3.6 million decrease in 2008 compared to 2007 reflects lower operating results and a reserve for the FERC matter described below.  Results in 2006 contain a $6.6 million after tax charge associated with the settlement of a lawsuit which originated from a dispute over a contractual relationship with Huntsville Utilities during 2000 – 2002.  In 2007, increased earnings from greater storage capacity were offset by lower volatility in the wholesale natural gas markets, compared to 2006. ProLiance’s storage capacity was 42 BCF at December 31, 2008 compared to 40 BCF at December 31, 2007 and 35 BCF at the end of 2006.

Regulatory Matter

ProLiance self reported to the Federal Energy Regulatory Commission (FERC) in October 2007 possible non-compliance with the FERC’s capacity release policies.  ProLiance has taken corrective actions to assure that current and future transactions are compliant.  ProLiance is committed to full regulatory compliance and is cooperating fully with the FERC regarding these issues.  ProLiance believes that it has adequately reserved for this matter.  Although the outcome of any legal or regulatory proceedings resulting from these matters cannot be predicted, the final resolution of these matters is not expected to have a material impact on the Company’s consolidated operating results, financial position or cash flows.

Investment in Liberty Gas Storage

Liberty Gas Storage, LLC (Liberty) is a joint venture between a subsidiary of ProLiance and a subsidiary of Sempra Energy (SE).  ProLiance is the minority member with a 25 percent interest, which it accounts for using the equity method.  Liberty holds a long-term lease of storage and mineral rights associated with existing salt dome storage caverns in southern Louisiana, near Sulphur, Louisiana.  Liberty also owns a second site near Hackberry, Louisiana with three additional existing salt dome storage caverns.  The members anticipated it would provide high deliverability storage services via the salt dome caverns at both locations and, once developed under current plans, there would be approximately 35 billion cubic feet of working gas capacity at the two sites.   ProLiance has a long term contract for approximately 5 Bcf of working gas capacity.   The total project investment at the Sulphur site through December 31, 2008 is approximately $200 million.  ProLiance’s portion of the investment is estimated at approximately $50 million.

Based on information received from SE concerning the maximum estimated possible exposure, ProLiance estimates that a maximum of $35 million of its total investment would be at risk (the Company’s proportionate share of the investment would be $21 million).   The Company believes that such a charge, should it occur, would not have a material adverse effect on either the Company’s or ProLiance’s financial position, cash flows, or liquidity, but it could be material to net income in any one accounting period.  Further, it is not expected that the delay in Liberty’s development will impact ProLiance’s ability to meet the needs of its customers.

Vectren Source

Vectren Retail, LLC (d/b/a Vectren Source), a wholly owned subsidiary, provides natural gas and other related products and services to customers opting for choice among energy providers.  Vectren Source earned approximately $1.9 million in 2008, compared to $1.2 million in 2007 and a loss of $0.4 million in 2006.  Results in 2008 were impacted by a $0.5 million gain on the sale of its Georgia customer base.  The earnings increase in 2007 compared to 2006 is primarily due to lower marketing costs in 2007 and mild weather in 2006.  Vectren Source’s customer count at December 31, 2008, was approximately 170,000 customers.  This customer base reflects nearly 40,000 equivalent customers in VEDO’s service territory as part of VEDO’s process of exiting the merchant function and a loss of customers due to exiting the Georgia market.  Vectren Source began providing services to these Ohio customers on October 1, 2008.  Customer count at the end of 2007 and 2006 was 161,000 and 150,000 respectively.

Coal Mining

Coal Mining mines and sells coal to the Company’s utility operations and to third parties through its wholly owned subsidiary Vectren Fuels, Inc. (Fuels).  Coal Mining, inclusive of holding company costs, operated at a loss of $4.6 million in 2008, compared to earnings of $2.0 million in 2007 and $5.0 million in 2006.  The decrease in earnings in 2008 compared to 2007 was primarily due to lower production and increased roofing structure costs as a result of revised regulatory guidelines from the Mine Safety and Health Administration (MSHA) which necessitated changes to the mining plan.  As a result, the yield at the Prosperity mine decreased to 56 percent in 2008 down from 60 percent in 2007 and 2006.  In addition, 2008 has been impacted by higher diesel fuel costs and unfavorable geologic conditions at the Company’s surface mine, which has resulted in more costs to enhance the BTU content of mined coal.  The decline in earnings in 2007 compared to 2006 was primarily due to the effects of compliance with revised MSHA seal guidelines and higher sulfur content from coal mined under a revised mining plan.  These decreases are offset somewhat by reduced operating costs from high wall mining at the Cypress Creek surface mine.

In April 2006, Fuels announced plans to open two new underground mines near Vincennes, Indiana.  Construction continues at the new underground mines with the mine substation complete and the wash plant construction and box cut excavation having commenced in June 2008.  Production is expected to begin in mid 2009, with the second mine opening in late 2010.   Reserves at the two mines are estimated at 88 million tons of recoverable number-five coal at 11,200 BTU (British thermal units) and less than 6-pound sulfur dioxide.  The reserves at these new mines bring total coal reserves to over 120 million tons.  Once in production, the two new mines are expected to produce 5 million tons of coal per year.  Of the total $170 million investment management estimates to access the reserves, the Company has invested $68 million in the new mines through December 31, 2008.

The market for Illinois Basin coal reflects limited supply and increased demand, which has resulted in substantially higher coal prices.  Contracts reflecting these higher prices are in place on 70 percent of 2009 and 2010 planned production.  As a result, coal mining operations are expected to contribute substantial future earnings.

Energy Infrastructure Services

Energy Infrastructure Services provides underground construction and repair to utility infrastructure through Miller Pipeline Corporation (Miller) and energy performance contracting and renewable energy services through Energy Systems Group, LLC (ESG).  Inclusive of holding company costs, Energy Infrastructure’s operations contributed earnings of $11.4 million in 2008, compared to $9.4 million in 2007 and $4.6 million in 2006.

Miller Pipeline

Miller’s 2008 earnings were $6.2 million compared to $6.1 million in 2007 and $2.3 million in 2006.  In 2007, Miller benefited from more large gas construction projects and pricing increases.  Vectren’s 100 percent ownership of Miller effective July 1, 2006 also contributed to the increase in 2007 compared to 2006.  As a result of the recession, earnings in 2009 are likely to be impacted by less capital spending by Miller’s large customers for their infrastructure programs.

Effective July 1, 2006, the Company purchased the remaining 50 percent ownership in Miller, making Miller a wholly owned subsidiary.  Prior to this transaction, Miller was a 50 percent owned joint venture accounted for using the equity method.  The results of Miller’s operations have been included in consolidated results since July 1, 2006.  While the acquisition of Miller has not been material to the overall financial statements, consolidating Miller resulted in, among other impacts, increases in Nonutility revenue totaling $105.7 million in 2007 compared to 2006 and increases in Other operating expense totaling $90.9 million in 2007 compared to 2006.

During 2006, the Company exited the meter reading and line locating businesses, which it had previously provided through Reliant Services, LLC.

Energy Systems Group

ESG’s earnings were $6.7 million in 2008, compared to $4.0 million in 2007 and $3.1 million in 2006.  The increases are primarily due to the continued focus on energy conservation and sustainability measures by ESG’s customers, as evidenced by approximately $50 million in new 2008 fourth quarter sales contracts.  Results in 2008 were further favorably impacted by Energy Efficient Commercial Building federal income tax deductions, commonly referred to as Internal Revenue Code Section 179D deductions, associated with the installation of energy efficient equipment.  These deductions continue through 2013.  Deductions reflected in the 2008 tax provision include $1.6 million related to contracts executed in 2007 and 2008.  At December 31, 2008, ESG’s backlog was $65 million, compared to $52 million at December 31, 2007.   The national focus on a comprehensive energy strategy as evidenced by the new Energy Independence and Security Act of 2007 and legislation supported by the new administration is likely to continue to favorably impact ESG’s future earnings.

Other Businesses

Within the Nonutility business segment, there are legacy investments, outside of primary operations, involved in energy-related opportunities and services, real estate, leveraged leases, and other ventures, including investments in the Haddington Energy Partnerships (Haddington).  The earnings impact of exiting the broadband business in 2006 is also included in Other Businesses.

As of December 31, 2008, remaining legacy investments included in the Other Businesses portfolio total $71.8 million, of which $45.9 million are included in Other nonutility investments and $25.9 million are included in Investments in unconsolidated affiliates on the Consolidated Balance Sheet.  Further separation of that remaining investment by type of investment follows: commercial real estate $21.0 million; Haddington $14.3 million; affordable housing projects $9.6 million; leveraged leases $17.3 million, and other investments, including a note receivable from the City of Alameda California, $9.6 million.

Other Businesses reported a loss of $5.9 million 2008, compared to earnings of $0.3 million in 2007 and a loss of $1.1 million in 2006.  Results in 2008 reflect a write-down associated with commercial real estate investments, and results for 2006 reflect a loss on the sale of SIGECOM, LLC (SIGECOM).

Commercial Real Estate Charge

The current economic recession has impacted the value of commercial real estate investments within this portfolio, and the prospect for recovery of that value has diminished.  During 2008, the Company assessed its commercial real estate investments for impairment and identified the need to reduce their carrying values.  The impairment charge totaled $10.0 million, $5.9 million after tax, or $0.08 per basic earnings per share.  Of the $10.0 million charge, $5.2 million is included in Other-net and $4.8 million is included in Other operating expenses.

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

Synfuel-Related Activity

Pace Carbon Synfuels, LP (Pace Carbon) is a Delaware limited partnership formed to develop, own, and operate four projects to produce and sell coal-based synthetic fuel (synfuel) utilizing Covol technology.  The Company has an 8.3 percent interest in Pace Carbon which is accounted for using the equity method of accounting.  The Internal Revenue Code provided for manufacturers, such as Pace Carbon, to receive a tax credit for every ton of synthetic fuel sold.  In addition, Vectren Fuels, Inc., a wholly owned subsidiary involved in coal mining, received processing fees from synfuel producers unrelated to Pace Carbon for a portion of its coal production.  The tax law authorizing synfuel related credits and fees expired on December 31, 2007.  Partnership operations since that date have been insignificant.

The Internal Revenue Service issued private letter rulings, which concluded the synthetic fuel produced at the Pace Carbon facilities should qualify for tax credits.  The IRS has completed tax audits of Pace Carbon for the years 1998 through 2001 without challenging tax credit calculations.  Generally, the statute of limitations for the IRS to audit a tax return is three years from filing.  Therefore tax credits utilized in 2005 – 2007 are still subject to IRS examination.  However, avenues remain where the IRS could challenge tax credits for the years prior to 2005.    As a partner of Pace Carbon, Vectren has reflected cumulative synfuel tax credits of approximately $101 million in its consolidated results, of which approximately $45 million were generated since 2004.  To date, Vectren has been in a position to utilize all of the credits generated

Synfuel tax credits were only available when the price of oil was less than a base price specified by the Internal Revenue Code, as adjusted for inflation.  Because of high oil prices in 2007, only $6.0 million of the approximate $23.1 million in tax credits generated were reflected as a reduction to the Company’s income tax expense.  In 2006 high oil prices also phased out synfuel tax credits.  Of the $21.5 million tax credits generated in 2006, only $14.0 million are reflected as a reduction to the Company’s income tax expense.

The Company executed several financial contracts to hedge oil price risk.  Income statement activity associated with these contracts was gain of $13.4 million in 2007 and a loss of $4.7 million in 2006.  This activity is reflected in Other-net.  Impairment charges related to the investment in Pace Carbon approximating $9.5 million were also recorded in Other-net in 2006.

The investment in Pace Carbon resulted in losses reflected in Equity in earnings of unconsolidated affiliates totaling $20.0 million in 2007 and $17.8 million in 2006.  Synfuel-related results, inclusive of equity method losses and their related tax benefits as well as the tax credits and other related activity, were earnings of $6.8 million in 2007 and a loss of $5.3 million in 2006.  Of those earnings, which do not continue beyond 2007, $3.8 million ($5.8 million pre tax) was contributed to the Vectren Foundation in 2007.  Net of that contribution, synfuel-related results were $3.0 million in 2007.

Impact of Recently Issued Accounting Guidance

SFAS 158

The Company accounts for its pension and post-retirement obligations in accordance with SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158).  Under SFAS 158, the Company recognizes the funded status of its pension plans and postretirement plans.  SFAS 158 requires, among other things, an employer to measure the funded status of a plan as of the date of its year-end balance sheet and requires disclosure in the notes to financial statements certain additional information related to net periodic benefit cost for the next fiscal year.  These measurement date provisions were adopted on January 1, 2008.  Prior to the adoption of SFAS 158, Vectren had a September 30 measurement date.  The effects of adopting SFAS 158 were calculated using a measurement of plan assets and benefit obligations as of September 30, 2007 and a 15-month projection of periodic cost to December 31, 2008.  The Company recorded three months of that cost totaling $2.7 million, or $1.6 million after tax, to Retained earnings on January 1, 2008.  Related adjustments to Accumulated other comprehensive income and Regulatory assets were not material.

SFAS 157

On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (SFAS 157), except as it applies to nonfinancial assets and nonfinancial liabilities.  FSP FAS 157-2 delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually).  This FSP deferred the effective date of Statement 157 for those items to fiscal years beginning after November 15, 2008.

SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  This statement does not require any new fair value measurements; however, the standard impacts how other fair value based GAAP is applied.  The partial adoption of SFAS 157 did not have a material impact on the Company’s financial position, results of operations or cash flows.  Disclosures impacted by SFAS 157 are included in Note 17 to the consolidated financial statements.  The adoption of the remaining components of SFAS 157 on January 1, 2009 is also not expected to be material on the Company’s financial position, results of operations or cash flows.

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

SFAS 160

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an Amendment of ARB No. 51” (SFAS 160).  SFAS 160 establishes accounting and reporting standards that require that the ownership percentages in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented separately from the parent’s equity in the equity section of the consolidated balance sheet; the amount of consolidated net income attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the consolidated income statement; that changes in the parent’s ownership interest while it retains control over its subsidiary be accounted for consistently; that when a subsidiary is deconsolidated, any retained noncontrolling equity investment be initially measured at fair value; and that sufficient disclosure is made to clearly identify and distinguish between the interests of the parent and the noncontrolling owners.  SFAS 160 applies to all entities that prepare consolidated financial statements, except for non-profit entities.  SFAS 160 is effective for fiscal years beginning after December 31, 2008.  Early adoption is not permitted.  The Company will adopt SFAS 160 on January 1, 2009, and the impact is not expected to be material to the Company’s financial position or results of operations.

SFAS 161

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133” (SFAS 161).  SFAS 161 enhances the current disclosures under SFAS 133 and requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation in order to better convey the purpose of derivative use in terms of the risks that the entity is intending to manage.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  Tabular disclosure of fair value amounts and gains and losses on derivative instruments and related hedged items is required.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged.  The Company will adopt SFAS 161 on January 1, 2009, and the impact is not expected to be material to the Company’s financial position or results of operations.

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

FSP EITF 03-6-1

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1). FSP EITF 03-6-1 clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008.  The Company will adopt FSP EITF 03-6-1on January 1, 2009, and the impact is not expected to be material to the Company’s financial position or results of operations.

Critical Accounting Policies

Management is required to make judgments, assumptions, and estimates that affect the amounts reported in the consolidated financial statements and the related disclosures that conform to accounting principles generally accepted in the United States.  The consolidated financial statement footnotes describe the significant accounting policies and methods used in the preparation of the consolidated financial statements.  Certain estimates used in the financial statements are subjective and use variables that require judgment.  These include the estimates to perform goodwill and other asset impairments tests and to determine pension and postretirement benefit obligations.  The Company makes other estimates, in the course of accounting for unbilled revenue and the effects of regulation that are critical to the Company’s financial results but that are less likely to be impacted by near term changes.  Other estimates that significantly affect the Company’s results, but are not necessarily critical to operations, include depreciating utility and nonutility plant, valuing reclamation liabilities, valuing derivative contracts, and estimating uncollectible accounts and coal reserves, among others.  Actual results could differ from these estimates.

Impairment Review of Investments

The Company has both debt and equity investments in unconsolidated entities.  When events occur that may cause one of these investments to be impaired, the Company performs both a qualitative and quantitative review of that investment and when necessary performs an impairment analysis.  An impairment analysis of notes receivable usually involves the comparison of the investment’s estimated free cash flows to the stated terms of the note, or for notes that are collateral dependent, a comparison of the collateral’s fair value, if readily available, to the carrying amount of the note.  An impairment analysis of equity investments involves comparison of the investment’s estimated fair value to its carrying amount.  Fair value is estimated using market comparisons, appraisals, and/or discounted cash flow analyses.  Calculating free cash flows and fair value using the above methods is subjective and requires judgment concerning growth assumptions, longevity of cash flows, and discount rates (for fair value calculations).

The current economic recession has impacted the value of commercial real estate investments within the Other Businesses nonutility portfolio, and the prospect for recovery of that value has diminished.  The Company assessed its commercial real estate investments for impairment and identified the need to reduce their carrying values.  The impairment charge recorded in 2008 totaled $10.0 million.  The assessment was conducted using SFAS No. 114 “Accounting by Creditors for Impairment of a Loan”, APB 18 “The Equity Method of Accounting for Investments in Common Stock”, and SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, and their related amendments and interpretations.  An impairment analysis of notes receivable per SFAS 114 involves the comparison of the investment’s estimated free cash flows to the stated terms of the note.  An impairment analysis of equity method investments per APB 18 is a comparison of the investment’s estimated fair value to its carrying amount and an assessment of whether any decline in fair value is “other than temporary”.  Fair value was estimated primarily using discounted future cash flows.  Calculating free cash flows and the resulting fair value is subjective and requires judgment concerning growth assumptions, longevity of cash flows, and discount rates.

Significant assumptions impacting these analyses were holding periods, net operating income and capitalization rates, which have increased in the current economic and credit constrained environment.  Related to capitalization rates, the Company used a 9.75 cap rate to value a suburban Chicago commercial real estate holding owned by the Company that is currently vacant and a 9.25 cap rate to value leased commercial real estate located in Charlotte, NC and Birmingham, AL that serve as collateral for a note receivable.  A 50 basis point increase in those cap rates would have increased the impairment charge by $2.5 million.  Actual realized values could differ from these estimates.

In 2008 and 2007, the Company examined the recoverability of a note receivable from the City of Alameda California, and determined the carrying value of that investment is not impaired.  This was primarily a qualitative assessment of collecting amounts due pursuant to the note agreement’s contract provisions.  Based on that review, the Company believes collection is probable.  However, actual amounts realized could differ from recorded amounts.

In 2006, the Company fully impaired its investment in Pace Carbon.  The Company took this action because of the effect high oil prices had on Pace Carbon’s future operations.  The write off of the investment and expensing of future funding requirements totaled $9.5 million, or $5.7 million after tax in 2006.

Goodwill and Intangible Assets

The Company performs an annual impairment analysis of its goodwill, most of which resides in the Gas Utility Services operating segment, at the beginning of each year, and more frequently if events or circumstances indicate that an impairment loss may have been incurred.  Impairment tests are performed at the reporting unit level.  The Company has determined its Gas Utility Services operating segment as identified in Note 18 to the consolidated financial statements to be the reporting unit.  Nonutility Group reporting units are generally defined as the operating companies that aggregate that operating segment.  An impairment test requires that a reporting unit’s fair value be estimated.  The Company used a discounted cash flow model to estimate the fair value of its Gas Utility Services operating segment, and that estimated fair value was compared to its carrying amount, including goodwill.  The estimated fair value was in excess of the carrying amount in 2008, 2007, and 2006 and therefore resulted in no impairment.  Goodwill related to the Nonutility Group is also tested using market comparable data, if readily available, or a discounted cash flow model.

Estimating fair value using a discounted cash flow model is subjective and requires significant judgment in applying a discount rate, growth assumptions, company expense allocations, and longevity of cash flows.  A 100 basis point increase in the discount rate utilized to calculate the Gas Utility Services segment’s fair value also would have resulted in no impairment charge.

The Company also annually tests non-amortizing intangible assets for impairment and amortizing intangible assets are tested on an event and circumstance basis.  During 2008, 2007, and 2006, these tests yielded no impairment charges.

Pension and Other Postretirement Obligations

The Company estimates the expected return on plan assets, discount rate, rate of compensation increase, and future health care costs, among other inputs, and relies on actuarial estimates to assess the future potential liability and funding requirements of the Company's pension and postretirement plans.  The Company has historically measured its obligations annually on September 30.  However, in 2008, the Company measured these obligations on December 31 in accordance with SFAS 158.  The Company used the following weighted average assumptions to develop 2008 periodic benefit cost:  a discount rate of 6.25 percent, an expected return on plan assets of 8.25 percent, a rate of compensation increase of 3.75 percent, and an inflation assumption of 3.5 percent.  In 2008, the Company increased the discount rate from 5.85 percent, which was used to measure 2007 periodic cost due to an increase in benchmark interest rates.  Due to the recent and significant decline in asset values, retirement plan costs are expected to be higher in 2009 and in subsequent years.  Management currently estimates a pension and postretirement cost of approximately $14 to $16 million in 2009 depending on funding levels, compared to approximately $11 million in 2008.  Future changes in health care costs, work force demographics, interest rates, asset values or plan changes could significantly affect the estimated cost of these future benefits.

Management estimates that a 50 basis point decrease in the discount rate used to estimate 2009 projected costs would generally increase periodic benefit cost by approximately $1.7 million.

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

Financial Condition

Within Vectren’s consolidated group, Utility Holdings funds the short-term and long-term financing needs of the Utility Group operations, and Vectren Capital Corp (Vectren Capital) funds short-term and long-term financing needs of the Nonutility Group and corporate operations.  Vectren Corporation guarantees Vectren Capital’s debt, but does not guarantee Utility Holdings’ debt.  Vectren Capital’s long-term and short-term obligations outstanding at December 31, 2008 approximated $183 million and $327 million, respectively.  Utility Holdings’ outstanding long-term and short-term borrowing arrangements are jointly and severally guaranteed by Indiana Gas, SIGECO, and VEDO.  Utility Holdings’ long-term and short-term obligations outstanding at December 31, 2008 approximated $823 million and $192 million, respectively.  Additionally, prior to Utility Holdings’ formation, Indiana Gas and SIGECO funded their operations separately, and therefore, have long-term debt outstanding funded solely by their operations.

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

The credit ratings of the senior unsecured debt of Utility Holdings and Indiana Gas, at December 31, 2008, are A-/Baa1 as rated by Standard and Poor's Ratings Services (Standard and Poor’s) and Moody’s Investors Service (Moody’s), respectively.  The credit ratings on SIGECO's secured debt are A/A3.  Utility Holdings’ commercial paper has a credit rating of A-2/P-2.  The current outlook of both Moody’s and Standard and Poor’s is stable.  A security rating is not a recommendation to buy, sell, or hold securities.  The rating is subject to revision or withdrawal at any time, and each rating should be evaluated independently of any other rating.  Standard and Poor’s and Moody’s lowest level investment grade rating is BBB- and Baa3, respectively.

The Company’s consolidated equity capitalization objective is 45-55 percent of long-term capitalization.  This objective may have varied, and will vary, depending on particular business opportunities, capital spending requirements, execution of long-term financing plans and seasonal factors that affect the Company’s operations.  The Company’s equity component was 50 percent of long-term capitalization at both December 31, 2008, and 2007.  Long-term capitalization includes long-term debt, including current maturities and debt subject to tender, as well as common shareholders’ equity.

As of December 31, 2008, the Company was in compliance with all financial covenants.

Available Liquidity in Current Credit Conditions

As noted below, in 2008 the Company completed permanent financing transactions, including the issuance of $125 million in long-term debt; $125 million in common stock; and an expansion of $120 million in the level of short-term borrowing capacity for its nonutility operations.  These transactions have increased the level of unutilized short-term borrowing capacity.  This unutilized short-term debt capacity, when coupled with expected internally generated funds and any additional long-term financings undertaken, should provide sufficient liquidity over the next twelve to twenty four months to fund anticipated capital expenditures, investments, and debt security redemptions.

Regarding debt redemptions, they are insignificant in 2009, and $48 million is due in 2010.  In addition, holders of certain debt instruments have the one-time option to put them to the Company.  Debt subject to these put provisions total $80 million in 2009 and $10 million in 2010.

The Company continues to develop plans to issue additional long-term debt over the next twelve to twenty four months, assuming its A-/Baa1 investment grade credit ratings will allow it to access the capital markets, as the need arises.  However, while debt markets have improved somewhat, such long-term debt issued during this period could be more expensive than in recent history.  This permanent financing would reduce reliance on unutilized short-term capacity.

Consolidated Short-Term Borrowing Arrangements

At December 31, 2008, the Company had $905 million of short-term borrowing capacity, including $520 million for the Utility Group and $385 million for the wholly owned Nonutility Group and corporate operations, of which approximately $328 million was available for the Utility Group operations and approximately $55 million was available for the wholly owned Nonutility Group and corporate operations, as reduced for approximately $3 million in outstanding letters of credit.   Of the $520 million in Utility Group capacity, $515 million is available through November, 2010; and of the $385 million in Nonutility capacity, $120 million is available through September, 2009 and $255 million is available through November, 2010.

Historically, the Company has funded the short-term borrowing needs of Utility Holdings’ operations through the commercial paper market.  In 2008, the Company’s access to longer term commercial paper was significantly reduced as a result of the continued turmoil and volatility in the financial markets.  As a result, the Company has met working capital requirements through a combination of A2/P2 commercial paper issuances and draws on Utility Holdings’ $515 million commercial paper back-up credit facilities.   In addition, the Company increased its cash investments by approximately $75 million during the fourth quarter of 2008.  These cash positions were liquidated in January 2009 based upon improvements in the short-term debt and commercial paper markets.  Their liquidation  resulted in an increase to the available short-term debt capacity for the Utility Group by $40 million and for the Nonutility Group by $35 million.

ProLiance Short-Term Borrowing Arrangements

ProLiance, a nonutility energy marketing affiliate of Vectren and Citizens, has its own short-term borrowing capacity available through a syndicated credit facility.  The terms of the facility allow for $300 million of capacity from April 1 through September 30, and $400 million during the October 1 through March 31 heating season.  At December 31, 2008, approximately $56 million was outstanding.  This remaining unutilized capacity, when coupled with internally generated funds, is expected to provide sufficient liquidity to meet ProLiance's operational needs.  The facility expires June 2009, at which time, ProLiance anticipates having a new credit facility in place to support its future working capital requirements.  Future working capital requirements may be less than the level of the current credit line given the recent decline in natural gas prices.  The current facility is not guaranteed by Vectren or Citizens.

New Share Issues

The Company may periodically issue new common shares to satisfy the dividend reinvestment plan, stock option plan and other employee benefit plan requirements.  New issuances added additional liquidity of $1.2 million in 2008 and $5.2 million in 2007.  In 2009, new issuances required to meet these various plan requirements are estimated to be approximately $6 million.

Potential Uses of Liquidity

Pension and Postretirement Funding Obligations

The Company’s consolidated financial statements as of December 31, 2008 reported pension plan asset values of approximately $151 million, compared to asset values as of December 31, 2007 of approximately $212 million, and since December 31, 2008, market values have remained volatile and have experienced further declines.  Asset values for qualified plans as of December 31, 2008 are approximately 61 percent of the projected benefit obligation. Management currently estimates that the qualified pension plans may require Company contributions of approximately $25 to $30 million in 2009 and a lesser level in 2010.   During 2008, approximately $12 million in contributions were made.

Other Guarantees and Letters of Credit

In the normal course of business, Vectren issues guarantees to third parties on behalf of its unconsolidated affiliates.  Such guarantees allow those affiliates to execute transactions on more favorable terms than the affiliate could obtain without such a guarantee.  Guarantees may include posted letters of credit, leasing guarantees, and performance guarantees.  As of December 31, 2008, guarantees issued and outstanding on behalf of unconsolidated affiliates approximated $3 million.  The Company has accrued no liabilities for these guarantees as they relate to guarantees executed prior to the adoption of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”

Planned Capital Expenditures & Investments

Planned capital expenditures and investments in nonutility unconsolidated affiliates, including contractual purchase and investment commitments discussed below, for the five-year period 2009 - 2013 are estimated as follows:

(In millions)	2009	2010	2011	2012	2013
Utility Group	$250	$265	$255	$270	$245
Nonutility Group	105	105	60	55	60
Total capital expenditures & investments	$355	$370	$315	$325	$305

Contractual Obligations

The following is a summary of contractual obligations at December 31, 2008:

(In millions)	Total	2009	2010	2011	2012	2013	Thereafter

Long-term debt (1)	$1,328.3	$0.4	$47.5	$250.0	$60.0	$105.0	$865.4
Short-term debt	519.5	519.5	-	-	-	-	-
Long-term debt interest commitments	1,094.4	81.5	81.4	77.1	60.1	55.6	738.7
Nonutility commodity purchase commitments	76.1	55.3	5.2	5.2	5.2	5.2	-
Plant purchase commitments (2)	45.1	45.1	-	-	-	-	-
Operating leases	16.6	6.6	4.5	2.3	1.5	1.2	0.5
Total (3)	$3080.0	$708.4	$138.6	$334.6	$126.8	$167.0	$1,604.6

(1)
Certain long-term debt issues contain put and call provisions that can be exercised on various dates before maturity.  These provisions allow holders the one-time option to put debt back to the Company at face value or the Company to call debt at face value or at a premium.  Long-term debt subject to tender during the years following 2008 (in millions) is $80.0 in 2009, $10.0 in 2010, $30.0 in 2011, zero in 2012 and thereafter.

(2)	The settlement period of these utility and nonutility plant obligations is estimated.
(3)
The Company has other long-term liabilities that total approximately $244 million.  This amount is comprised of the following:  pension obligations $109 million, postretirement obligations $64 million, deferred compensation and share-based compensation $28 million, asset retirement obligations $27 million, investment tax credits $7 million, environmental remediation $6 million, and other obligations including unrecognized tax benefits totaling $3 million.  Based on the nature of these items their expected settlement dates cannot be estimated.

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

Comparison of Historical Sources & Uses of Liquidity

Operating Cash Flow

The Company's primary source of liquidity to fund working capital requirements has been cash generated from operations, which totaled $423.2 million in 2008, compared to $298.1 million in 2007 and $310.2 million in 2006.

In 2008 cash flow from operating activities increased $125.1 million compared to 2007.  Higher levels of deferred taxes due primarily to federal stimulus plans authorizing bonus depreciation on qualifying capital expenditures increased cash flow approximately $52.6 million.  Working capital changes generated cash of $9.2 million in 2008 compared to cash used of $27.0 million in 2007.  The increase in cash from working capital results primarily from the permanent reduction of natural gas inventory associated with VEDO’s exit of the merchant function, offset by growth in recoverable fuel balances.  The remaining increase in operating cash flow is primarily due to the cash collection of previously deferred regulatory assets.

While net income increased substantially in 2007 compared to 2006, cash flow from operating activities decreased $12.1 million.  The decrease was primarily a result of changes in working capital accounts and lower distributions from equity method investments compared to the prior year.  Working capital changes used cash of $27.0 million in 2007 compared to cash generated of $16.6 million in 2006.  Distributions from equity method investments, which principally consist of dividends from ProLiance, decreased approximately $15.0 million due to primarily to a $10.4 million special dividend from ProLiance in 2006.  In 2007 the Company also increased its pension contributions, which resulted in a decrease to operating cash flow, compared to 2006.  These decreases were partially offset by the higher earnings in 2007 as well as increased deferred taxes.

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

Net cash flow generated from financing activities were $51.8 million in 2008.  The increased cash generated from financing activities during 2008 compared to 2007 is reflective of the impact of completed long-term financing transactions, including the issuance of common stock and long term debt.  In 2007 compared to 2006, financing activities reflect short-term and long-term debt proceeds and stock option proceeds offset by debt payments and dividends.

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

Vectren Capital Short Term Debt Issuance
On September 11, 2008, Vectren Capital entered into a 364-day $120 million credit agreement that was syndicated with 7 banks. The agreement provides for revolving loans and letters of credit up to $120 million.  Borrowings under the agreement may be at a floating rate or a Eurodollar rate.  Current floating rate advances would be priced at the greater of the Federal Funds Rate plus 0.5 percent or the Prime Rate.  Current Eurodollar advances, based on Vectren's current credit rating, would expect to be priced at the appropriate LIBOR rate plus 0.65 percent.

Vectren Common Stock Issuance
In February 2007, the Company sold 4.6 million authorized but previously unissued shares of its common stock to a group of underwriters in an SEC-registered primary offering at a price of $28.33 per share.  The transaction generated proceeds, net of underwriting discounts and commissions, of approximately $125.7 million.  The Company executed an equity forward sale agreement (equity forward) in connection with the offering, and therefore, did not receive proceeds at the time of the equity offering.  The equity forward allowed the Company to price an offering under market conditions existing at that time, and to better match the receipt of the offering proceeds and the associated share dilution with the implementation of regulatory initiatives.

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

Utility Holdings 2008 Debt Issuance
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

Auction Rate Securities
On December 6, 2007, SIGECO closed on $17 million of auction rate tax-exempt long-term debt.  The debt had a life of 33 years, maturing on January 1, 2041.  The initial interest rate was set at 4.50 percent but the rate was to reset every 7 days through an auction process that began December 13, 2007.  This new debt was collateralized through the issuance of first mortgage bonds and the payment of interest and principal was insured through Ambac Assurance Corporation (Ambac).

In February 2008, SIGECO provided notice to the current holders of approximately $103 million of tax-exempt auction rate mode long-term debt, including the $17 million issued in December 2007, of its plans to convert that debt from its current auction rate mode into a daily interest rate mode.  In March 2008, the debt was tendered at 100 percent of the principal amount plus accrued interest.  During March 2008, SIGECO remarketed approximately $61.8 million of these instruments at interest rates that are fixed to maturity, receiving proceeds, net of issuance costs, of approximately $60.0 million.  The terms are $22.6 million at 5.15 percent due in 2023, $22.2 million at 5.35 percent due in 2030 and $17.0 million at 5.45 percent due in 2041.  The remaining $41.3 million continues to be held in treasury and is expected to be remarketed in 2009.

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

Utility Holdings and Indiana Gas Debt Calls
In 2006, the Company called at par $100.0 million of Utility Holdings senior unsecured notes originally due in 2031.  The note had a stated interest rate of 7.25 percent.

Other Financing Transactions
As part of the integration of Miller into the Company’s consolidated financing model, $24.0 million of Miller’s outstanding long-term debt was retired in the fourth quarter of 2006.

Other Company debt totaling $24.0 million in 2007 was retired as scheduled.

Long-Term Debt Put and Call Provisions
Certain long-term debt issues contain put and call provisions that can be exercised on various dates before maturity.  Other than certain instruments that can be put to the company upon the death of the holder (death puts), these put or call provisions are not triggered by specific events, but are based upon dates stated in the note agreements.  During 2008, the Company repaid approximately $1.6 million related to death puts.  In 2007 and 2006, no debt was put to the Company.  Debt which may be put to the Company for reasons other than a death during the years following 2008 (in millions) is $80.0 in 2009, $10.0 in 2010, $30.0 in 2011, zero in 2012 and thereafter.  Debt that may be put to the Company within one year is classified as Long-term debt subject to tender in current liabilities.

Investing Cash Flow

Cash flow required for investing activities was $402.4 million in 2008, $303.0 million in 2007, and $337.4 million in 2006.  Capital expenditures are the primary component of investing activities and totaled $391.0 million in 2008, compared to $334.5 million in 2007 and $281.4 million in 2006.  The year ended December 31, 2008 includes increased capital expenditures for coal mine development and for environmental compliance equipment, compared to 2007.  Other investments in 2008 include minor acquisitions by Miller, among other items.  The year ended December 31, 2007 also includes expenditures for environmental compliance equipment as well as increased spending for electric transmission, a new gas line serving a Honda plant in the Vectren North service territory, and coal mine development, compared to 2006.

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
•
Economic conditions surrounding the current recession, which may be more prolonged and more severe than cyclical downturns, including significantly lower levels of economic activity; uncertainty regarding energy prices and the capital and commodity markets; decreases in demand for natural gas, electricity, coal, and other nonutility products and services; impacts on both gas and electric large customers; lower residential and commercial customer counts; higher operating expenses; and further reductions in the value of certain nonutility real estate and other legacy investments.

•	Increased natural gas and coal commodity prices and the potential impact on customer consumption, uncollectible accounts expense, unaccounted for gas and interest expense.
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

•
The performance of projects undertaken by the Company’s nonutility businesses and the success of efforts to invest in and develop new opportunities, including but not limited to, the Company’s coal mining, gas marketing, and energy infrastructure strategies.

•
Factors affecting coal mining operations including  MSHA guidelines and interpretations of those guidelines; geologic, equipment, and operational risks; sales contract negotiations and interpretations; supplier and contract miner performance; the availability of key equipment, contract miners and commodities; availability of transportation; and the ability to access/replace coal reserves.

•	Employee or contractor workforce factors including changes in key executives, collective bargaining agreements with union employees, aging workforce issues, work stoppages, or pandemic illness.
•	Legal and regulatory delays and other obstacles associated with mergers, acquisitions and investments in joint ventures.
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

Commodity Price Risk

Regulated Operations

The Company’s regulated operations have limited exposure to commodity price risk for transactions involving purchases and sales of natural gas, coal and purchased power for the benefit of retail customers due to current Indiana and Ohio regulations, which subject to compliance with those regulations, allow for recovery of the cost of such purchases through natural gas and fuel cost adjustment mechanisms.  Constructive regulatory orders, such as those authorizing lost margin recovery, other innovative rate designs, and recovery of unaccounted for gas and other gas related expenses, also mitigate the effect volatile gas costs may have on the Company’s financial condition.

Although Vectren’s regulated operations are exposed to limited commodity price risk, volatile natural gas prices have other effects such as higher working capital requirements, higher interest costs, and some level of price-sensitivity in volumes sold or delivered.  The Company manages these risks by executing derivative contracts that hedge the price of forecasted natural gas purchases.  These contracts are subject to regulation which allows for reasonable and prudent hedging costs to be recovered through rates.  Therefore, SFAS 71 controls when the offset to mark-to-market accounting is recognized in earnings.

Wholesale Power Marketing

The Company’s wholesale power marketing activities undertake strategies to optimize electric generating capacity beyond that needed for native load.  In recent years, the primary strategy involves the sale of excess generation into the MISO Day Ahead and Real-time markets.  As part of these strategies, the Company may also from time to time execute energy contracts that commit the Company to purchase and sell electricity in the future.  Commodity price risk results from forward positions that commit the Company to deliver electricity.  The Company mitigates price risk exposure with planned unutilized generation capability and occasionally offsetting forward purchase contracts.  The Company accounts for any energy contracts that are derivatives at fair value with the offset marked to market through earnings.  No market sensitive derivative positions were outstanding on December 31, 2008 and 2007.

For retail sales of electricity, the Company receives the majority of its NOx and SO2 allowances at zero cost through an allocation process.  Based on arrangements with regulators, wholesale operations can purchase allowances from retail operations at current market values, the value of which is distributed back to retail customers through a MISO cost recovery tracking mechanism.  Wholesale operations are therefore at risk for the cost of allowances, which for the recent past have been volatile.  The Company manages this risk by purchasing allowances from retail operations and other third parties in advance of usage creating an intangible asset.  In the past, the Company has also used derivative financial instruments to hedge this risk, but no such derivative instruments were outstanding at December 31, 2008 or 2007.

Other Operations

Other commodity-related operations are exposed to commodity price risk associated with fluctuating commodity prices including natural gas and coal.  Other commodity-related operations include nonutility retail gas marketing, and coal mining operations.  Open positions in terms of price, volume, and specified delivery points may occur and are managed using methods described below with frequent management reporting.

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

Market risk is estimated as the potential impact resulting from fluctuations in interest rates on adjustable rate borrowing arrangements exposed to short-term interest rate volatility.  During 2008 and 2007, the weighted average combined borrowings under these arrangements approximated $412 million and $495 million, respectively.  At December 31, 2008 and 2007, combined borrowings under these arrangements were $519 million and $660 million, respectively.  Based upon average borrowing rates under these facilities during the years ended December 31, 2008 and 2007, an increase of 100 basis points (one percentage point) in the rates would have increased interest expense by $4.1 million and $4.9 million, respectively.

Other Risks

By using financial instruments to manage risk, the Company, as well as ProLiance, exposes itself to counter-party credit risk and market risk.  The Company manages exposure to counter-party credit risk by entering into contracts with companies that can be reasonably expected to fully perform under the terms of the contract.  Counter-party credit risk is monitored regularly and positions are adjusted appropriately to manage risk.  Further, tools such as netting arrangements and requests for collateral are also used to manage credit risk.  Market risk is the adverse effect on the value of a financial instrument that results from a change in commodity prices or interest rates.  The Company attempts to manage exposure to market risk associated with commodity contracts and interest rates by establishing parameters and monitoring those parameters that limit the types and degree of market risk that may be undertaken.

The Company’s customer receivables from gas and electric sales and gas transportation services are primarily derived from residential, commercial, and industrial customers located in Indiana and west central Ohio.  The Company manages credit risk associated with its receivables by continually reviewing creditworthiness and requests cash deposits or refunds cash deposits based on that review.  Credit risk associated with certain investments is also managed by a review of creditworthiness and receipt of collateral.  In addition, credit risk is mitigated by regulatory orders that allow recovery of all bad debt expense in Ohio and the gas cost portion of bad debt expense in Indiana based on historical experience.

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

These consolidated financial statements are also subject to an evaluation of internal control over financial reporting conducted under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, conducted under the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, the Company concluded that its internal control over financial reporting was effective as of December 31, 2008.  Management certified this in its Sarbanes Oxley Section 302 certifications, which are attached as exhibits to this 2008 Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Vectren Corporation:

We have audited the accompanying consolidated balance sheets of Vectren Corporation and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, common shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Vectren Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
Indianapolis, Indiana
February 18, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Vectren Corporation:

We have audited the internal control over financial reporting of Vectren Corporation and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2008 of the Company and our report dated February 18, 2009 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP
Indianapolis, Indiana
February 18, 2009

VECTREN CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(In millions)

	At December 31,
	2008	2007
ASSETS

Current Assets
Cash & cash equivalents	$93.2	$20.6
Accounts receivable - less reserves of $5.6 &
$3.7, respectively	226.7	189.4
Accrued unbilled revenues	197.0	168.2
Inventories	131.0	160.9
Recoverable fuel & natural gas costs	3.1	-
Prepayments & other current assets	124.6	160.5
Total current assets	775.6	699.6

Utility Plant
Original cost	4,335.3	4,062.9
Less: accumulated depreciation & amortization	1,615.0	1,523.2
Net utility plant	2,720.3	2,539.7

Investments in unconsolidated affiliates	179.1	208.8
Other utility & corporate investments	25.7	26.3
Other nonutility investments	45.9	50.7
Nonutility property - net	390.2	320.3
Goodwill - net	240.2	238.0
Regulatory assets	216.7	175.3
Other assets	39.2	37.7
TOTAL ASSETS	$4,632.9	$4,296.4

The accompanying notes are an integral part of these consolidated financial statements.

VECTREN CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(In millions)

	At December 31,
	2008	2007
LIABILITIES & SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$266.1	$187.4
Accounts payable to affiliated companies	75.2	83.7
Refundable fuel & natural gas costs	4.1	27.2
Accrued liabilities	175.0	171.8
Short-term borrowings	519.5	557.0
Current maturities of long-term debt	0.4	0.3
Long-term debt subject to tender	80.0	-
Total current liabilities	1,120.3	1,027.4

Long-term Debt - Net of Current Maturities &
Debt Subject to Tender	1,247.9	1,245.4

Deferred Income Taxes & Other Liabilities
Deferred income taxes	353.4	318.1
Regulatory liabilities	315.1	307.2
Deferred credits & other liabilities	244.2	164.2
Total deferred credits & other liabilities	912.7	789.5

Minority Interest in Subsidiary	0.4	0.4

Commitments & Contingencies (Notes 3, 14-16)

Common Shareholders' Equity
Common stock (no par value) – issued & outstanding
81.0 and 76.3, respectively	659.1	532.7
Retained earnings	712.8	688.5
Accumulated other comprehensive income/(loss)	(20.3)	12.5
Total common shareholders' equity	1,351.6	1,233.7

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$4,632.9	$4,296.4

The accompanying notes are an integral part of these consolidated financial statements.

VECTREN CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)

	Year Ended December 31,
	2008	2007	2006
OPERATING REVENUES
Gas utility	$1,432.7	$1,269.4	$1,232.5
Electric utility	524.2	487.9	422.2
Nonutility revenues	527.8	524.6	386.9
Total operating revenues	2,484.7	2,281.9	2,041.6
OPERATING EXPENSES
Cost of gas sold	983.1	847.2	841.5
Cost of fuel & purchased power	182.9	174.8	151.5
Cost of nonutility revenues	282.2	287.7	248.7
Other operating	506.3	456.9	341.8
Depreciation & amortization	192.3	184.8	172.3
Taxes other than income taxes	74.5	70.0	65.3
Total operating expenses	2,221.3	2,021.4	1,821.1
OPERATING INCOME	263.4	260.5	220.5
OTHER INCOME
Equity in earnings of unconsolidated affiliates	37.4	22.9	17.0
Other – net	2.1	36.8	(2.7)
Total other income	39.5	59.7	14.3
Interest expense	97.8	101.0	95.6
INCOME BEFORE INCOME TAXES	205.1	219.2	139.2
Income taxes	76.1	76.0	30.3
Minority interest	-	0.1	0.1
NET INCOME	$129.0	$143.1	$108.8

AVERAGE COMMON SHARES OUTSTANDING	78.3	75.9	75.7
DILUTED COMMON SHARES OUTSTANDING	78.9	76.6	76.2

EARNINGS PER SHARE OF COMMON STOCK:
BASIC	$1.65	$1.89	$1.44
DILUTED	$1.63	$1.87	$1.43

The accompanying notes are an integral part of these consolidated financial statements.

VECTREN CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
	Year Ended December 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$129.0	$143.1	$108.8
Adjustments to reconcile net income to cash from operating activities:
Depreciation & amortization	192.3	184.8	172.3
Deferred income taxes & investment tax credits	79.6	27.0	1.4
Equity in earnings of unconsolidated affiliates	(37.4)	(22.9)	(17.0)
Provision for uncollectible accounts	16.9	16.6	15.3
Expense portion of pension & postretirement benefit cost	7.8	9.8	10.7
Other non-cash charges - net	25.4	4.8	11.4
Changes in working capital accounts:
Accounts receivable & accrued unbilled revenue	(83.0)	(29.1)	108.9
Inventories	26.4	2.6	(17.6)
Recoverable/refundable fuel & natural gas costs	(26.2)	(6.3)	41.3
Prepayments & other current assets	9.8	(3.7)	(21.2)
Accounts payable, including to affiliated companies	65.7	4.9	(71.6)
Accrued liabilities	16.5	4.6	(23.2)
Unconsolidated affiliate dividends	15.5	20.8	35.8
Changes in noncurrent assets	19.6	(21.4)	(25.8)
Changes in noncurrent liabilities	(34.7)	(37.5)	(19.3)
Net cash flows from operating activities	423.2	298.1	310.2
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from:
Common stock - net of issuance costs	124.9	-	-
Long-term debt - net of issuance costs	171.4	16.4	92.8
Stock option exercises & other stock plans	0.8	5.2	-

Requirements for:
Dividends on common stock	(102.6)	(96.4)	(93.1)
Retirement of long-term debt	(104.9)	(23.9)	(124.4)
Other activity	-	(0.8)	(0.6)
Net change in short-term borrowings	(37.8)	92.2	164.9
Net cash flows from financing activities	51.8	(7.3)	39.6
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from:
Unconsolidated affiliate distributions	0.2	12.7	2.0
Other collections	6.4	38.0	3.4
Requirements for:
Capital expenditures, excluding AFUDC equity	(391.0)	(334.5)	(281.4)
Unconsolidated affiliate investments	(0.6)	(17.5)	(16.7)
Other investments	(17.4)	(1.7)	(44.7)
Net cash flows from investing activities	(402.4)	(303.0)	(337.4)
Net change in cash & cash equivalents	72.6	(12.2)	12.4
Cash & cash equivalents at beginning of period	20.6	32.8	20.4
Cash & cash equivalents at end of period	$93.2	$20.6	$32.8

Cash paid during the year for:
Interest	$92.6	$97.3	$92.9
Income taxes	(3.5)	43.7	36.3
The accompanying notes are an integral part of these consolidated financial statements.

VECTREN CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
(In millions, except per share amounts)
	Common Stock			Accumulated Other
			Retained	Comprehensive
	Shares	Amount	Earnings	Income (Loss)	Total
Balance at January 1, 2006	76.0	$528.1	$628.8	$(13.6)	$1,143.3

Comprehensive income:
Net income			108.8		108.8
Minimum pension liability adjustments &
other - net of $5.4 million in tax				7.9	7.9
Cash flow hedge
unrealized gains(losses) - net of $1.7 million in tax				(2.6)	(2.6)
reclassifications to net income- net of $0.7 million in tax				(1.0)	(1.0)
Comprehensive income of unconsolidated
affiliates - net of $4.3 million in tax				6.4	6.4
Total comprehensive income					119.5
Adoption of SFAS 158 - net of $5.2 million in tax				8.0	8.0
Common stock:
Dividends ($1.23 per share)			(93.1)		(93.1)
Adoption of SFAS 123R		(4.1)			(4.1)
Other	0.1	1.5	(0.9)		0.6
Balance at December 31, 2006	76.1	525.5	643.6	5.1	1,174.2

Comprehensive income:
Net income			143.1		143.1
SFAS 158 funded status adjustment - net of $0.5 million in tax				0.7	0.7
Cash flow hedges
unrealized gains(losses) - net of $0.3 million in tax				0.9	0.9
reclassifications to net income- net of $0.3 million in tax				(1.0)	(1.0)
Comprehensive income of unconsolidated
affiliates - net of $4.2 million in tax				6.8	6.8
Total comprehensive income					150.5
Adoption of FIN 48			(0.1)		(0.1)
Common stock:
Issuance: option exercises & dividend reinvestment plan	0.2	5.2			5.2
Dividends ($1.27 per share)			(96.4)		(96.4)
Other		2.0	(1.7)		0.3
Balance at December 31, 2007	76.3	532.7	688.5	12.5	1,233.7

Comprehensive income:
Net income			129.0		129.0
SFAS 158 funded status adjustment - net of $1.7 million in tax				(2.4)	(2.4)
Cash flow hedges
reclassifications to net income- net of $0.2 million in tax				(0.2)	(0.2)
Comprehensive income of unconsolidated
affiliates - net of $20.0 million in tax				(30.2)	(30.2)
Total comprehensive income					96.2
SFAS 158 measurement date adjustment- net of $1.1 million in tax			(1.6)		(1.6)
Common stock:
Issuance: settlement of equity forward	4.6	124.9			124.9
Issuance: option exercises & dividend reinvestment plan	0.1	1.2			1.2
Dividends ($1.31 per share)			(102.6)		(102.6)
Other	-	0.3	(0.5)		(0.2)
Balance at December 31, 2008	81.0	$659.1	$712.8	$(20.3)	$1,351.6
The accompanying notes are an integral part of these consolidated financial statements.

VECTREN CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Nature of Operations

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

Indiana Gas provides energy delivery services to over 568,000 natural gas customers located in central and southern Indiana.  SIGECO provides energy delivery services to over 141,000 electric customers and approximately 111,000 gas customers located near Evansville in southwestern Indiana.  SIGECO also owns and operates electric generation to serve its electric customers and optimizes those assets in the wholesale power market.  Indiana Gas and SIGECO generally do business as Vectren Energy Delivery of Indiana.  The Ohio operations provide energy delivery services to approximately 317,000 natural gas customers located near Dayton in west central Ohio.  The Ohio operations are owned as a tenancy in common by Vectren Energy Delivery of Ohio, Inc. (VEDO), a wholly owned subsidiary of Utility Holdings (53 percent ownership), and Indiana Gas (47 percent ownership).  The Ohio operations generally do business as Vectren Energy Delivery of Ohio.

The Company, through Vectren Enterprises, Inc. (Enterprises), is involved in nonutility activities in three primary business areas:  Energy Marketing and Services, Coal Mining and Energy Infrastructure Services.  Energy Marketing and Services markets and supplies natural gas and provides energy management services.  Coal Mining mines and sells coal.  Energy Infrastructure Services provides underground construction and repair services and performance contracting and renewable energy services.  Enterprises also has other legacy businesses that have invested in energy-related opportunities and services, real estate, and leveraged leases, among other investments.  These operations are collectively referred to as the Nonutility Group.  Enterprises supports the Company’s regulated utilities pursuant to service contracts by providing natural gas supply services, coal, and infrastructure services.

2.	Summary of Significant Accounting Policies

A.	Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries, after elimination of significant intercompany transactions.

B.	Cash & Cash Equivalents
All highly liquid investments with an original maturity of three months or less at the date of purchase are considered cash equivalents.

C.	Revenues
Most revenues are recorded as products and services are delivered to customers. However, some nonutility revenues are recognized using the percentage of completion method with such percentage based on project cost.  To more closely match revenues and expenses, the Company records revenues for all gas and electricity delivered to customers but not billed at the end of the accounting period.

D.	Excise and Utility Receipts Taxes
Excise taxes and a portion of utility receipts taxes are included in rates charged to customers.  Accordingly, the Company records these taxes received as a component of operating revenues, which totaled $45.0 million in 2008, $41.8 million in 2007, and $39.7 million in 2006.  Expense associated with excise and utility receipts taxes are recorded as a component of Taxes other than income taxes.

E.	Use of Estimates
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

F.	Inventories
Inventories consist of the following:
	At December 31,
(In millions)	2008	2007
Gas in storage – at average cost	$40.4	$76.8
Gas in storage – at LIFO cost	22.2	16.7
Total Gas in storage	62.6	93.5
Materials & supplies	33.4	33.0
Fuel (coal & oil) for electric generation	31.7	30.6
Other	3.3	3.8
Total inventories	$131.0	$160.9

Based on the average cost of gas purchased during December, the cost of replacing gas in storage carried at LIFO cost exceeded LIFO cost at December 31, 2008, and 2007, by approximately $35 million and $73 million, respectively.  Gas in storage of the Indiana regulated operations is stated at LIFO.  All other inventories are carried at average cost.

G.	Utility Plant & Depreciation
Utility plant is stated at historical cost, including AFUDC.  Depreciation rates are established through regulatory proceedings and are applied to all in-service utility plant.  The original cost of utility plant, together with depreciation rates expressed as a percentage of original cost, follows:
	At December 31,
(In millions)	2008		2007
	Original Cost	Depreciation Rates as a Percent of Original Cost	Original Cost	Depreciation Rates as a Percent of Original Cost
Gas utility plant	$2,157.6	3.5%	$2,077.5	3.6%
Electric utility plant	1,884.3	3.3%	1,815.8	3.3%
Common utility plant	47.9	2.9%	45.5	2.8%
Construction work in progress	245.5	-	124.1	-
Total original cost	$4,335.3		$4,062.9

SIGECO and Alcoa Generating Corporation (AGC), a subsidiary of ALCOA, own the 300 MW Unit 4 at the Warrick Power Plant as tenants in common.  SIGECO's share of the cost of this unit at December 31, 2008 is $63.5 million with accumulated depreciation totaling $48.9 million.  The construction work-in-progress balance associated with SIGECO’s ownership interest totaled $111.5 million at December 31, 2008.  AGC and SIGECO also share equally in the cost of operation and output of the unit.  SIGECO's share of operating costs is included in Other operating expenses in the Consolidated Statements of Income.

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

AFUDC represents the cost of borrowed and equity funds which are used for construction purposes, and charged to construction work in progress during the construction period.  AFUDC is included in Other – net in the Consolidated Statements of Income.  The total AFUDC capitalized into utility plant and the portion of which was computed on borrowed and equity funds for all periods reported follows:Nonutility property, net of accumulated depreciation and amortization follows:
	Year Ended December 31,
(In millions)	2008	2007	2006
AFUDC – borrowed funds	$2.2	$3.5	$2.6
AFUDC – equity funds	0.3	0.5	1.5
Total AFUDC	$2.5	$4.0	$4.1

H.	Nonutility Property
	At December 31,
(In millions)	2008	2007
Computer hardware & software	$129.6	$117.0
Land & buildings	93.9	76.2
Coal mine development costs & equipment	109.1	71.3
Vehicles & equipment	41.7	35.0
All other	15.9	20.8
Nonutility property - net	$390.2	$320.3

The depreciation of nonutility property is charged against income over its estimated useful life, using the straight-line method of depreciation or units-of-production method of amortization.  Repairs and maintenance, which are not considered improvements and do not extend the useful life of the nonutility property, are charged to expense as incurred.  When nonutility property is retired, or otherwise disposed of, the asset and accumulated depreciation are removed, and the resulting gain or loss is reflected in income.  Nonutility property is presented net of accumulated depreciation and amortization totaling $281.6 million and $258.7 million as of December 31, 2008, and 2007, respectively.  For the years ended December 31, 2008, 2007, and 2006, the Company capitalized interest totaling $3.7 million, $2.3 million, and $1.2 million, respectively, on nonutility plant construction projects.

I.	Investments in Unconsolidated Affiliates
Investments in unconsolidated affiliates where the Company has significant influence are accounted for using the equity method of accounting.  The Company’s share of net income or loss from these investments is recorded in Equity in earnings of unconsolidated affiliates (See Note 19).  Dividends are recorded as a reduction of the carrying value of the investment when received.  Investments in unconsolidated affiliates where the Company does not have significant influence are accounted for using the cost method of accounting and include adjustments for declines in value judged to be other than temporary.  Dividends are recorded as Other - net when received.  Investments in unconsolidated affiliates consist of the following:
	At December 31,
(In millions)	2008	2007
ProLiance Holdings, LLC	$153.1	$178.6
Haddington Energy Partnerships	13.9	13.8
Other partnerships & corporations	12.1	16.4
Total investments in unconsolidated affiliates	$179.1	$208.8

J.	Goodwill
Goodwill arising from business combinations is accounted for in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142).  SFAS 142 requires a portion of goodwill be charged to expense only when it is impaired.  The Company tests its goodwill for impairment at a reporting unit level at least annually and that test is performed at the beginning of each year.  Impairment reviews consist of a comparison of the fair value of a reporting unit to its carrying amount.  If the fair value of a reporting unit is less than its carrying amount, an impairment loss is recognized in operations.  Through December 31, 2008, no goodwill impairments have been recorded.  Approximately $205.0 million of the Company’s goodwill is included in the Gas Utility Services operating segment.  The remaining $35.2 million is attributable to the Nonutility Group.

K.	Intangible Assets
Intangible assets consist of the following:

(In millions)	At December 31,
	2008		2007
	Amortizing	Non-amortizing	Amortizing	Non-amortizing
Customer-related assets	$8.9	$-	$8.9	$-
Market-related assets	-	7.0	0.1	7.0
Intangible assets, net	$8.9	$7.0	$9.0	$7.0

As of December 31, 2008, the weighted average remaining life for amortizing customer-related assets and all amortizing intangibles is 23 years.  These amortizing intangible assets have no significant residual values.  Intangible assets are presented net of accumulated amortization totaling $2.6 million for customer-related assets and $0.2 million for market-related assets at December 31, 2008 and $2.0 million for customer-related assets and $0.2 million for market-related assets at December 31, 2007.  In 2008, 2007, and 2006, amortization associated with intangible assets was $0.6 million, $0.7 million and $0.5 million, respectively.  Amortization should approximate that incurred in 2008 in each of the next five years.  Intangible assets are primarily in the Nonutility Group.

The Company also has emission allowances relating to its wholesale power marketing operations totaling $1.6 million and $2.6 million at December 31, 2008 and 2007, respectively.  The value of the emission allowances are recognized as they are consumed or sold on the open market.

L.	Regulation
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

Refundable or Recoverable Gas Costs and Cost of Fuel & Purchased Power
All metered gas rates contain a gas cost adjustment clause that allows the Company to charge for changes in the cost of purchased gas.  Metered electric rates contain a fuel adjustment clause that allows for adjustment in charges for electric energy to reflect changes in the cost of fuel.  The net energy cost of purchased power, subject to a variable benchmark based on NYMEX natural gas prices, is also recovered through regulatory proceedings.  The Company records any under-or-over-recovery resulting from gas and fuel adjustment clauses each month in revenues.  A corresponding asset or liability is recorded until the under or over-recovery is billed or refunded to utility customers.  The cost of gas sold is charged to operating expense as delivered to customers, and the cost of fuel for electric generation is charged to operating expense when consumed.

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

Regulatory Assets consist of the following:
	At December 31,
(In millions)	2008	2007
Future amounts recoverable from ratepayers related to:
Benefit obligations	$101.0	$23.6
Income taxes- transition to SFAS 109	(0.7)	(0.9)
Income taxes- deferred income taxes	12.1	14.9
Interest rate derivatives	-	8.9
Asset retirement obligations & other	8.5	10.9
	120.9	57.4
Amounts deferred for future recovery related to:
Cost recovery riders & other	1.7	1.9
	1.7	1.9
Amounts currently recovered in customer rates related to:
Demand side management programs	21.5	27.6
Unamortized debt issue costs & hedging proceeds	38.4	25.0
Indiana authorized trackers	13.8	42.3
Ohio authorized trackers	11.6	10.4
Premiums paid to reacquire debt & other	8.8	10.7
	94.1	116.0
Total regulatory assets	$216.7	$175.3

Of the $94.1 million currently being recovered in customer rates charged to customers, $21.5 million is earning a return.  The weighted average recovery period of regulatory assets currently being recovered is 13 years.  The Company has rate orders for all deferred costs not yet in rates and therefore believes that future recovery is probable.

Regulatory Liabilities
At December 31, 2008 and 2007, the Company has approximately $315.1 million and $307.2 million, respectively, in regulatory liabilities.  Of these amounts, $292.4 million and $288.3 million relate to cost of removal obligations.

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

M.	Asset Retirement Obligations
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

ARO’s included in Other liabilities total $27.5 million and $18.8 million at December 31, 2008 and 2007, respectively.  ARO’s included in Accrued liabilities total $7.2 million and $9.5 million at December 31, 2008 and 2007, respectively.  During 2008, the Company recorded accretion of $1.1 million and increases in estimates, net of cash payments of $5.2 million.  During 2007, the Company recorded accretion of $1.2 million and increases in estimates, net of cash payments of $6.3 million.

N.	Impairment Review of Long-Lived Assets
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
Comprehensive income is a measure of all changes in equity that result from the non-shareholder transactions.  This information is reported in the Consolidated Statements of Common Shareholders' Equity.  A summary of the components of and changes in Accumulated other comprehensive income for the past three years follows:

	2006			2007		2008
	Beginning	Changes	End	Changes	End	Changes	End
	of Year	During	of Year	During	of Year	During	of Year
(In millions)	Balance	Year	Balance	Year	Balance	Year	Balance

Unconsolidated affiliates	$(0.5)	$10.7	$10.2	11.0	$21.2	$(50.2)	$(29.0)
Pension & other benefit costs	(29.0)	26.5	(2.5)	1.2	(1.3)	(4.0)	(5.3)
Cash flow hedges	6.7	(6.0)	0.7	(0.1)	0.6	(0.5)	0.1
Deferred income taxes	9.2	(12.5)	(3.3)	(4.7)	(8.0)	21.9	13.9
Accumulated other comprehensive income (loss)	$(13.6)	$18.7	$5.1	$7.4	$12.5	$(32.8)	$(20.3)

Accumulated other comprehensive income arising from unconsolidated affiliates is primarily the Company’s portion of ProLiance Holdings, LLC’s accumulated comprehensive income related to use of cash flow hedges.  (See Note 3 for more information on ProLiance.)

P.	Other Significant Policies
Included elsewhere in these Notes are significant accounting policies related to income taxes (Note 8), pensions and postretirement benefits (Note 9), earnings per share (Note 12), share based compensation (Note 13), and derivatives (Note 17).

3.	Investments in ProLiance Holdings, LLC

ProLiance Holdings, LLC (ProLiance), a nonutility energy marketing affiliate of Vectren and Citizens Energy Group (Citizens), provides services to a broad range of municipalities, utilities, industrial operations, schools, and healthcare institutions located throughout the Midwest and Southeast United States.  ProLiance’s customers include Vectren’s Indiana utilities and nonutility gas supply operations as well as Citizens’ utilities.  ProLiance’s primary businesses include gas marketing, gas portfolio optimization, and other portfolio and energy management services.  Consistent with its ownership percentage, Vectren is allocated 61 percent of ProLiance’s profits and losses; however, governance and voting rights remain at 50 percent for each member; and therefore, the Company accounts for its investment in ProLiance using the equity method of accounting.  The Company, including its retail gas supply operations, contracted for 75 percent of its natural gas purchases through ProLiance in 2008, 2007, and 2006.

Summarized Financial Information
	Year Ended December 31,
(in millions)	2008	2007	2006
Summarized Statement of Income information:
Revenues	$2,883.6	$2,267.1	$2,505.5
Operating income	63.7	61.5	55.0
ProLiance's earnings	64.7	67.2	57.9

	As of December 31,
(In millions)	2008	2007
Summarized balance sheet information:
Current assets	$661.5	$684.3
Noncurrent assets	104.2	45.2
Current liabilities	514.0	436.9
Noncurrent liabilities	3.6	4.3
Equity	248.1	288.3

Vectren records its 61 percent share of ProLiance’s earnings after income taxes and an interest expense allocation.

Transactions with ProLiance
Purchases from ProLiance for resale and for injections into storage for the years ended December 31, 2008, 2007, and 2006, totaled $940.1 million, $792.4 million, and $777.0 million, respectively.  Amounts owed to ProLiance at December 31, 2008, and 2007, for those purchases were $75.1 million and $81.5 million, respectively, and are included in Accounts payable to affiliated companies in the Consolidated Balance Sheets.  Amounts charged by ProLiance for gas supply services are established by supply agreements with each utility.

Vectren received regulatory approval on April 25, 2006, from the IURC for ProLiance to provide natural gas supply services to the Company’s Indiana utilities through March 2011.  ProLiance has not provided gas supply/portfolio administration services to VEDO since October 31, 2005.

Regulatory Matter
ProLiance self reported to the Federal Energy Regulatory Commission (FERC) in October 2007 possible non-compliance with the FERC’s capacity release policies.  ProLiance has taken corrective actions to assure that current and future transactions are compliant.  ProLiance is committed to full regulatory compliance and is cooperating fully with the FERC regarding these issues.  ProLiance believes that it has adequately reserved for this matter. Although the outcome of any legal or regulatory proceedings resulting from these matters cannot be predicted, the final resolution of these matters is not expected to have a material impact on the Company’s consolidated operating results, financial position or cash flows.

Investment in Liberty Gas Storage
Liberty Gas Storage, LLC (Liberty) is a joint venture between a subsidiary of ProLiance and a subsidiary of Sempra Energy (SE).  ProLiance is the minority member with a 25 percent interest, which it accounts for using the equity method.  Liberty holds a long-term lease of storage and mineral rights associated with existing salt dome storage caverns in southern Louisiana, near Sulphur, Louisiana.  Liberty also owns a second site near Hackberry, Louisiana with three additional existing salt dome storage caverns.  The members anticipated it would provide high deliverability storage services via the salt dome caverns at both locations and, once developed under current plans, there would be approximately 35 billion cubic feet of working gas capacity at the two sites.   ProLiance has a long term contract for approximately 5 Bcf of working gas capacity.  The total project investment at the Sulphur site through December 31, 2008 is approximately $200 million.  ProLiance’s portion of the investment is estimated at approximately $50 million.

On October 27, 2008, SE confirmed to ProLiance that the completion of this phase of Liberty’s development at the Sulphur site has been delayed by subsurface and well-completion problems.   Corrective measures are ongoing and should they prove to be unsuccessful, the salt-cavern facility may not go into service, or may have reduced capacity when placed in service.  ProLiance has tested its investment in Liberty for impairment assuming the corrective measures currently being deployed are successful and has determined that its investment is not impaired at December 31, 2008.  However, the success of these corrective measures may not be known until later in 2009.  Based on information received from SE concerning the maximum estimated possible exposure, ProLiance estimates that a maximum of $35 million of its total investment would be at risk (the Company’s proportionate share of the investment would be $21 million).  The Company believes that such a charge, should it occur, would not have a material adverse effect on either the Company’s or ProLiance’s financial position, cash flows, or liquidity, but it could be material to net income in any one accounting period.  Further, it is not expected that the delay in Liberty’s development will impact ProLiance’s ability to meet the needs of its customers.

ProLiance Lawsuit Settlement in 2006
On November 22, 2006, ProLiance settled a 2002 civil lawsuit between the City of Huntsville, Alabama and ProLiance.  The $21.6 million settlement related to a dispute over a contractual relationship with Huntsville Utilities during 2000-2002.  As an equity investor in ProLiance, Vectren recorded its share of these charges which totaled $6.6 million after tax in 2006.

Undistributed Earnings
As of December 31, 2008, undistributed earnings of unconsolidated affiliates approximated $162 million and are primarily comprised of the undistributed earnings of ProLiance.

4.	Nonutility Real Estate and Other Legacy Holdings

Within the Nonutility business segment, there are legacy investments involved in energy-related infrastructure and services, real estate, leveraged leases, and other ventures.  As of December 31, 2008, total remaining legacy investments included in the Other Businesses portfolio total $71.8 million.  Further separation of that investment by type of investment follows:

	December 31, 2008
		Value Included In
(in millions)	Remaining Carrying Value	Other Nonutility Investments	Investments in Unconsolidated Affiliates
Commercial Real Estate Investments	$21.0	$21.0	$-
Leveraged Leases	17.3	17.3	-
Haddington Energy Partnerships	14.3	0.4	13.9
Affordable Housing Projects	9.6	0.1	9.5
Other investments	9.6	7.1	2.5
	$71.8	$45.9	$25.9

Commercial Real Estate Charge
The current economic recession has impacted the value of commercial real estate investments within this portfolio, and the prospect for recovery of that value has diminished.  During 2008, the Company assessed its commercial real estate investments for impairment and identified the need to reduce their carrying values.  That assessment was conducted using SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”; APB 18, “The Equity Method of Accounting for Investments in Common Stock”; and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”; and their related amendments and interpretations.  The impairment charge totaled $10.0 million.  Of the $10.0 million charge $5.2 million is included in Other-net and $4.8 million is included in Other operating expenses.

Notes Receivable
Of the $45.9 million in Other nonutility investments identified above, notes receivable, inclusive of any accrued interest, and net of impairment reserves totaled $16.7 million.  As of December 31, 2007, comparable amounts were $21.5 million.  The impairment reserve as of December 31, 2008 totaled $6.3 million and as of December 31, 2007 totaled $1.7 million.  The change in the reserve during 2008 results primarily from the aforementioned impairment charge.  In 2007 and 2006, reserve activity was not significant.  As of December 31, 2008, substantially all notes receivable are considered impaired loans.  It is the Company’s policy to recognize interest on the cash basis for impaired loans; however, such interest income has been insignificant during the past three years.   Generally, second mortgages serve as collateral for these notes.

Leveraged Leases
The Company is a lessor in leveraged lease agreements under which real estate or equipment is leased to third parties.  The total equipment and facilities cost was approximately $45.2 million at December 31, 2008.  The cost of the equipment and facilities was partially financed by non-recourse debt provided by lenders who have been granted an assignment of rentals due under the leases and a security interest in the leased property, which they accepted as their sole remedy in the event of default by the lessee.  Such debt amounted to approximately $54.0 million at December 31, 2008.  At December 31, 2008, the Company’s $17.3 million leveraged lease investment when netted against related deferred tax liabilities, was $2.2 million.

Haddington Energy Partnerships
The Company has an approximate 40 percent ownership interest in Haddington Energy Partners, LP (Haddington I) and Haddington Energy Partners II, LP (Haddington II).  The Company has no further commitments to invest in either Haddington I or II.  As of December 31, 2008, these Haddington ventures have two remaining investments related to compressed air storage and liquefied natural gas storage.  Both Haddington ventures are investment companies accounted for using the equity method of accounting.

The following is summarized financial information as to the assets, liabilities, and results of operations of Haddington.  For the year ended December 31, 2008, revenues, operating loss, and net loss were (in millions) zero, $(0.4), and $(0.3), respectively.  For the year ended December 31, 2007, revenues, operating loss, and net loss were (in millions) zero, $(0.4), and $(0.3), respectively.  For the year ended December 31, 2006, revenues, operating loss, and net loss were (in millions) zero, $(0.3), and $(0.3), respectively.  As of December 31, 2008, investments, other assets, and liabilities were (in millions) $32.0, $0.5, and $0.1, respectively.  As of December 31, 2007, investments, other assets, and liabilities were (in millions) $31.3, $1.1, and zero, respectively.

Variable Interest Entities
Some of these legacy nonutility investments are partnership-like structures and are variable interest entities as defined by FASB Interpretation 46(R), “Consolidation of Variable Interest Entities.” The Company is either a limited partner or a subordinated lender.  These entities are involved in activities surrounding multifamily housing and office properties.  The Company’s exposure to loss is limited to its investment which as of December 31, 2008, and 2007, totaled $9.5 million and $11.4 million, respectively, recorded in Investments in unconsolidated affiliates, and $10.1 million and $11.5 million, respectively, recorded in Other nonutility  investments.  The Company does not consolidate any of these entities

5.	Synfuel-Related Activity

Pace Carbon Synfuels, LP (Pace Carbon) is a Delaware limited partnership formed to develop, own, and operate four projects to produce and sell coal-based synthetic fuel (synfuel) utilizing Covol technology.  The Company has an 8.3 percent interest in Pace Carbon which is accounted for using the equity method of accounting.  The Internal Revenue Code provided for manufacturers, such as Pace Carbon, to receive a tax credit for every ton of synthetic fuel sold.  In addition, Vectren Fuels, Inc., a wholly owned subsidiary involved in coal mining, received processing fees from synfuel producers unrelated to Pace Carbon for a portion of its coal production.  The tax law authorizing synfuel related credits and fees expired on December 31, 2007.  Partnership operations since that date have been insignificant.

The Internal Revenue Service issued private letter rulings, which concluded the synthetic fuel produced at the Pace Carbon facilities should qualify for tax credits.  The IRS has completed tax audits of Pace Carbon for the years 1998 through 2001 without challenging tax credit calculations.  Generally, the statute of limitations for the IRS to audit a tax return is three years from filing.  Therefore tax credits utilized in 2005 – 2007 are still subject to IRS examination.  However, avenues remain where the IRS could challenge tax credits for the years prior to 2005.    As a partner of Pace Carbon, Vectren has reflected cumulative synfuel tax credits of approximately $101 million in its consolidated results, of which approximately $45 million were generated since 2004.  To date, Vectren has been in a position to utilize all of the credits generated.

Synfuel tax credits were only available when the price of oil was less than a base price specified by the Internal Revenue Code, as adjusted for inflation.  Because of high oil prices in 2007, only $6.0 million of the approximate $23.1 million in tax credits generated were reflected as a reduction to the Company’s income tax expense.  In 2006 high oil prices also phased out synfuel tax credits.  Of the $21.5 million tax credits generated in 2006, only $14.0 million are reflected as a reduction to the Company’s income tax expense.

The Company executed several financial contracts to hedge oil price risk.  Income statement activity associated with these contracts was gain of $13.4 million in 2007 and a loss of $4.7 million in 2006.  This activity is reflected in Other-net.  Impairment charges related to the investment in Pace Carbon approximating $9.5 million were recorded in Other-net in 2006.

Synfuel-related results, inclusive of equity method losses and their related tax benefits as well as the tax credits and other related activity, were earnings of $6.8 million in 2007 and a loss of $5.3 million in 2006.

The following is summarized financial information as to the assets, liabilities, and results of operations of Pace Carbon.  For the year ended December 31, 2007, revenues, operating loss, and net loss were (in millions) $471.1, ($158.8), and ($240.2), respectively.  For the year ended December 31, 2006, revenues, operating loss, and net loss were (in millions) $389.7, ($175.5), and ($176.8), respectively.  As of December 31, 2007, current assets, noncurrent assets, current liabilities, and noncurrent liabilities were (in millions) $65.3, $67.3, $50.8, and $48.6, respectively.

6.	Utilicom Networks, LLC & Related Entities Disposition in 2006

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

7.	Miller Pipeline Corporation Acquisition in 2006

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

While the acquisition of Miller has not been material to the overall financial statements, consolidating Miller resulted in, among other impacts, increases in Nonutility revenue totaling $105.7 million in 2007 compared to 2006 and increases in Other operating expense totaling $90.9 million in 2007 compared to 2006.

Prior to this transaction, Miller was 100 percent owned by Reliant Services, LLC (Reliant).  Reliant, a 50 percent owned strategic alliance with an affiliate of Duke Energy Corporation, is accounted for using the equity method of accounting, and previously provided facilities locating and meter reading services to the Company’s utilities.  In 2007, fees paid to Reliant were less than $0.1 million.  For the years ended December 31, 2006, fees paid to Reliant for locating and meter reading services as well as for Miller’s construction-related services totaled $20.6 million.  Amounts charged are market based.  Amounts owed to Reliant totaled less than $0.1 million at December 31, 2007 and are included in Accounts payable to affiliated companies in the Consolidated Balance Sheets.  Reliant exited the meter reading and facilities locating businesses in 2006.

8.	Income Taxes

Significant components of the net deferred tax liability follow:
	At December 31,
(In millions)	2008	2007
Noncurrent deferred tax liabilities (assets):
Depreciation & cost recovery timing differences	$372.6	$309.3
Leveraged leases	15.1	19.3
Regulatory assets recoverable through future rates	27.8	25.3
Demand side management programs	-	7.9
Other comprehensive income	(15.0)	7.2
Alternative minimum tax carryforward	-	(3.4)
Employee benefit obligations	(36.2)	(34.5)
Net operating loss & other carryforwards	(2.1)	(4.1)
Regulatory liabilities to be settled through future rates	(15.7)	(10.4)
Other – net	6.9	1.5
Net noncurrent deferred tax liability	353.4	318.1
Current deferred tax (assets)/liabilities:
Deferred fuel costs-net	2.6	(1.2)
Demand side management programs	8.8	-
Alternative minimum tax carryforward	(11.2)	(29.6)
Other – net	(8.4)	0.9
Net current deferred tax (asset)/liability	(8.2)	(29.9)
Net deferred tax liability	$345.2	$288.2

At December 31, 2008 and 2007, investment tax credits totaling $6.9 million and $8.2 million, respectively, are included in Deferred credits and other liabilities.  These investment tax credits are amortized over the lives of the related investments.  At December 31, 2008, the Company has alternative minimum tax carryforwards of $11.2 million, which do not expire.  In addition, the Company has $2.1 million in net operating loss carryforwards that relate to the acquisition of Miller, which will expire in 5 to 20 years.

The liability method of accounting is used for income taxes under which deferred income taxes are recognized to reflect the tax effect of temporary differences between the book and tax bases of assets and liabilities at currently enacted income tax rates.

A reconciliation of the federal statutory rate to the effective income tax rate follows:
	Year Ended December 31,
	2008	2007	2006
Statutory rate:	35.0%	35.0%	35.0%
State and local taxes-net of federal benefit	3.9	4.3	5.7
Amortization of investment tax credit	(0.6)	(0.8)	(1.4)
Depletion	(0.4)	(0.7)	(1.6)
Other tax credits	(0.9)	(0.2)	(0.5)
Synfuel tax credits	-	(3.0)	(9.6)
Tax law change	-	0.2	(2.5)
Adjustment of income tax accruals	-	-	(2.0)
All other-net	0.1	(0.1)	(1.3)
Effective tax rate	37.1%	34.7%	21.8%

The components of income tax expense and utilization of investment tax credits follow:

	Year Ended December 31,
(In millions)	2008	2007	2006
Current:
Federal	$(14.8)	$35.9	$18.2
State	11.3	13.1	10.7
Total current taxes	(3.5)	49.0	28.9
Deferred:
Federal	78.2	24.6	7.0
State	2.7	4.1	(3.6)
Total deferred taxes	80.9	28.7	3.4
Amortization of investment tax credits	(1.3)	(1.7)	(2.0)
Total income tax expense	$76.1	$76.0	$30.3

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

As a result of the implementation of FIN 48, the Company recognized an approximate $0.3 million increase in the liability for unrecognized tax benefits, of which $0.1 million was accounted for as a reduction to the January 1, 2007 balance of Retained earnings and $0.2 million was recorded as an increase to Goodwill.  At adoption, the total amount of gross unrecognized tax benefits was $11.6 million.

The Company and/or certain of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states.  The Internal Revenue Service (IRS) has conducted examinations of the Company’s U.S. federal income tax returns for tax years through December 31, 2005.  The State of Indiana, the Company’s primary state tax jurisdiction, has conducted examinations of state income tax returns for tax years through December 31, 2002.  The statutes of limitations for assessment of federal and Indiana income tax have expired with respect to tax years through 2002.

Following is a roll forward of the total amount of unrecognized tax benefits for the years ended December 31, 2008 and 2007:

(in millions)	2008	2007
Unrecognized tax benefits at January 1	$6.2	$11.6
Gross Increases - tax positions in prior periods	1.7	0.3
Gross Decreases - tax positions in prior periods	(6.0)	(7.4)
Gross Increases - current period tax positions	0.3	1.9
Gross Decreases - current period tax positions	-	(0.2)
Unrecognized tax benefits at December 31	$2.2	$6.2

The change in unrecognized tax benefits during 2008 totaled $4.0 million, almost none of which impacted the effective rate.  During 2007 the change in unrecognized tax benefits totaled $5.4 million, of which $3.1 million impacted the effective tax rate.  The amount of unrecognized tax benefits, which, if recognized, that would impact the effective tax rate as of December 31, 2008 and 2007, was $0.5 million and $0.1 million, respectively.

As of December 31, 2008, the remaining unrecognized tax benefit relates to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority.

The Company accrues interest and penalties associated with unrecognized tax benefits in Income taxes.  The Company recognized expense related to interest and penalties totaling of less than $0.1 million in 2008 and approximately $0.5 million in 2007.  During the year ended December 31, 2006, the Company recognized expense related to interest and penalties of less than $1 million.  The Company had approximately $0.8 million for the payment of interest and penalties accrued as of December 31, 2008 and 2007.

The net liability on the Consolidated Balance Sheet for unrecognized tax benefits inclusive of interest, penalties and net of secondary impacts which are a component of the Deferred taxes and are benefits, totaled $0.8 million and $2.5 million, respectively, at December 31, 2008 and 2007.

From time to time, the Company may consider changes to filed positions that could impact its unrecognized tax benefits.  However, it is not expected that such changes would have a significant impact on earnings and would only affect the timing of payments to taxing authorities.

9.	Retirement Plans & Other Postretirement Benefits

At December 31, 2008, the Company maintains three qualified defined benefit pension plans, a nonqualified supplemental executive retirement plan (SERP), and three other postretirement benefit plans.  The defined benefit pension and other postretirement benefit plans, which cover eligible full-time regular employees, are primarily noncontributory.  The postretirement health care and life insurance plans are a combination of self-insured and fully insured plans.  The Company has a Voluntary Employee Beneficiary Association (VEBA) Trust Agreement for the partial funding of postretirement health benefits for retirees and their eligible dependents and beneficiaries in one of the three plans.  Annual VEBA funding is discretionary.  The qualified pension plans and the SERP are aggregated under the heading “Pension Benefits.”  Other postretirement benefit plans are aggregated under the heading “Other Benefits.”

SFAS 158
The Company accounts for its pension and post-retirement obligations in accordance with SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158).  Under SFAS 158, the Company recognizes the funded status of its pension plans and postretirement plans.  SFAS 158 defines the funded status of a defined benefit plan as its assets less its projected benefit obligation, which includes projected salary increases, and defines the funded status of a postretirement plan as its assets less its accumulated postretirement benefit obligation.  To the extent this obligation exceeds amounts previously recognized, the Company records a Regulatory asset for that portion related to its cost-based and rate regulated utilities.  To the extent that excess liability does not relate to a cost-based rate-regulated utility, the offset is recorded as a reduction to equity in Accumulated other comprehensive income.

SFAS 158 requires an employer to measure the funded status of a plan as of the date of its year-end balance sheet and requires disclosure in the notes to financial statements certain additional information related to net periodic benefit cost for the next fiscal year.  These measurement date provisions were adopted on January 1, 2008. Prior to the adoption of SFAS 158, Vectren had a September 30 measurement date.  The effects of adopting SFAS 158 were calculated using a measurement of plan assets and benefit obligations as of September 30, 2007 and a 15-month projection of periodic cost to December 31, 2008.  The Company recorded three months of that cost totaling $2.7 million, or $1.6 million after tax, to retained earnings on January 1, 2008.  Related adjustments to Accumulated other comprehensive income and Regulatory assets were not material.

Net Periodic Benefit Costs
A summary of the components of net periodic benefit cost for the three years ended December 31, 2008, follows:

	Pension Benefits			Other Benefits
(In millions)	2008	2007	2006	2008	2007	2006
Service cost	$6.1	$5.6	$6.0	$0.5	$0.5	$0.6
Interest cost	15.1	14.9	14.1	4.2	4.0	3.9
Expected return on plan assets	(16.6)	(14.3)	(13.5)	(0.5)	(0.5)	(0.6)
Amortization of prior service cost	1.7	1.7	1.8	(0.8)	(0.8)	(0.8)
Amortization of actuarial loss (gain)	0.1	1.5	2.4	-	(0.1)	-
Amortization of transitional obligation	-	-	-	1.1	1.1	1.1
Net periodic benefit cost	$6.4	$9.4	$10.8	$4.5	$4.2	$4.2

A portion of benefit costs are capitalized as Utility plant.  Costs capitalized in 2008, 2007, and 2006 approximated $3.0 million, $3.9 million, and $4.3 million, respectively.

To calculate the expected return on plan assets, the Company uses the plan assets’ market-related value and an expected long-term rate of return.  For the majority of the Company’s pension plans, the fair market value of the assets at the measurement date is adjusted to a market-related value by recognizing the change in fair value experienced in a given year ratably over a five-year period.

Based on a targeted 60 percent equity, 35 percent debt, and 5 percent alternative investments allocation for the pension plans, the Company has used a long-term expected rate of return of 8.25 percent to calculate 2008 periodic benefit cost.  For fiscal 2009, the expected long-term rate of return will also be 8.25 percent.

The Company has increased the discount rate used to measure its benefit obligations and periodic cost due to increases in benchmark interest rates that approximate the expected duration of the Company’s benefit obligations.  For fiscal 2009, the discount rate will be consistent with 2008 at 6.25 percent.

The weighted averages of significant assumptions used to determine net periodic benefit costs follow:

	Pension Benefits			Other Benefits
(In millions)	2008	2007	2006	2008	2007	2006
Discount rate	6.25%	5.85%	5.50%	6.25%	5.85%	5.50%
Rate of compensation increase	3.75%	3.75%	3.25%	N/A	N/A	N/A
Expected return on plan assets	8.25%	8.25%	8.25%	8.25%	8.25%	8.25%
Expected increase in Consumer Price Index	N/A	N/A	N/A	3.50%	3.50%	3.50%

Health care cost trend rate assumptions do not have a material effect on the service and interest cost components of benefit costs.  The Company’s benefit plans limit its exposure to increases in health care costs to annual changes in the Consumer Price Index (CPI).  Any increase in health care costs in excess of the CPI increase is the responsibility of the plan participants.

Benefit Obligations
A reconciliation of the Company’s benefit obligations at December 31, 2008 and 2007, follows:

	Pension Benefits		Other Benefits
(In millions)	2008	2007	2008	2007
Benefit obligation, beginning of period	$249.6	$255.4	$70.2	$69.5
Service cost – benefits earned during the period	7.7	5.6	0.7	0.5
Interest cost on projected benefit obligation	18.8	14.9	5.2	3.9
Plan participants' contributions	-	-	2.8	1.3
Plan amendments	0.4	-	-	-
Actuarial loss (gain)	0.3	(13.9)	2.5	1.5
Medicare subsidy receipts	-	-	0.7	0.2
Benefits paid	(16.2)	(12.4)	(9.8)	(6.7)
Benefit obligation, end of period	$260.6	$249.6	$72.3	$70.2

The accumulated benefit obligation for all defined benefit pension plans was $245.2 million and $231.9 million at December 31, 2008 and 2007, respectively.  Due to moving the measurement date from September 30 to December 31, in accordance with SFAS 158, the 2008 roll forward of the projected benefit obligation includes 15 months of activity.

The benefit obligation as of December 31, 2008 and 2007 was calculated using the following assumptions:

	Pension Benefits		Other Benefits
	2008	2007	2008	2007
Discount rate	6.25%	6.25%	6.25%	6.25%
Rate of compensation increase	3.75%	3.75%	N/A	N/A
Expected increase in Consumer Price Index	N/A	N/A	3.50%	3.50%

To calculate the 2008 ending postretirement benefit obligation, medical claims costs in 2009 were assumed to be 6 percent higher than those incurred in 2008.  That trend was assumed to reach its ultimate trending increase of 5% by 2010 and remain level thereafter.  A one-percentage point change in assumed health care cost trend rates would have changed the benefit obligation by approximately $1.1 million.

Plan Assets
A reconciliation of the Company’s plan assets at December 31, 2008 and 2007 follows:

	Pension Benefits		Other Benefits
(In millions)	2008	2007	2008	2007
Plan assets at fair value, beginning of period	$211.8	$185.0	$6.8	$6.8
Actual return on plan assets	(58.0)	22.3	(1.4)	0.9
Employer contributions	13.3	16.9	5.9	4.5
Plan participants' contributions	-	-	2.8	1.3
Benefits paid	(16.2)	(12.4)	(9.8)	(6.7)
Fair value of plan assets, end of period	$150.9	$211.8	$4.3	$6.8

Due to moving the measurement date from September 30 to December 31, in accordance with SFAS 158, the 2008 roll forward of plan assets includes 15 months of activity.

The asset allocation for the Company's pension and postretirement plans at the measurement date for 2008 and 2007 by asset category follows:

	Pension Benefits		Other Benefits
	2008	2007	2008	2007
Equity securities	58%	64%	72%	74%
Debt securities	37%	31%	25%	26%
Real estate and other	5%	5%	3%	-
Total	100%	100%	100%	100%

The Company invests in trusts that benefit its qualified defined benefit plans.  The general investment objectives are to invest in a diversified portfolio, comprised of both equity and fixed income investments, which are further diversified among various asset classes.  The diversification is designed to minimize the risk of large losses while maximizing total return within reasonable and prudent levels of risk.  The investment objectives specify a targeted investment allocation for the pension plans of 60 percent equities, 35 percent debt, and 5 percent for other asset classes, including real estate, for 2009, and for postretirement plans of 75 percent equities and 25 percent debt for 2009.  Objectives do not target a specific return by asset class.  The portfolio’s return is monitored in total and investment objectives are long-term in nature.

Funded Status
The funded status of the plans as of December 31, 2008 and 2007 follows:

	Pension Benefits		Other Benefits
(In millions)	2008	2007	2008	2007
Benefit obligation, end of period	$260.6	$249.6	$72.3	$70.2
Fair value of plan assets, end of period	(150.9)	(211.8)	(4.3)	(6.8)
Post measurement date adjustments	-	(2.4)	-	(1.1)
Funded status, end of period:	$109.7	$35.4	$68.0	$62.3
Accrued liabilities	$0.7	$0.7	$4.3	$3.9
Other liabilities	$109.0	$34.7	$63.7	$58.4

As of December 31, 2008 and 2007, the funded status of the SERP, which is included in Pension Benefits in the chart above, was an unfunded amount of $14.6 million and $13.1 million, respectively.

Prior Service Cost, Actuarial Gains and Losses, and Transition Obligation Effects

A roll forward of these amounts identifying those components reclassified to periodic cost and those components arising during the year since adoption of SFAS 158 follows:

(In millions)	Pensions		Other Benefits
	Prior Service Cost	Net Gain or Loss	Prior Service Cost	Net Gain or Loss	Transition Obligation
Balance at adoption of SFAS 158	$12.9	$35.3	$(5.5)	$(2.2)	$8.7
Amounts arising during the period	-	(21.9)	-	1.2	-
Reclassification to benefit costs	(1.7)	(1.5)	0.8	(0.1)	(1.1)
Balance December 31, 2007	11.2	11.9	(4.7)	(1.1)	7.6
Amounts arising during the period	0.4	79.1	-	4.6	-
Reclassification to benefit costs	(2.1)	(0.1)	1.0	-	(1.4)
Balance December 31, 2008	$9.5	$90.9	$(3.7)	$3.5	$6.2

Due to moving the measurement date from September 30 to December 31, in accordance with SFAS 158, the 2008 roll forwards of prior service cost, actuarial gains and losses, and transition obligations include 15 months of activity.

Following is a reconciliation of the amounts in Accumulated other comprehensive income (AOCI) and Regulatory assets related to retirement plan obligations at December 31, 2008 and 2007:

(In millions)	2008		2007
	Pensions	Other Benefits	Pensions	Other Benefits
Prior service cost	$9.5	$(3.7)	$11.2	$(4.7)
Unamortized actuarial gain/(loss)	90.9	3.5	11.9	(1.1)
Transition obligation	-	6.2	-	7.6
	100.4	6.0	23.1	1.8
Less: Regulatory asset deferral	(95.4)	(5.7)	(21.9)	(1.7)
AOCI before taxes	$5.0	$0.3	$1.2	$0.1

Related to pension plans, $1.7 million of prior service cost and $2.2 million of actuarial gain/loss is expected to be amortized to periodic cost in 2009.  Related to other benefits, $1.1 million of the transition obligation and $0.4 million of actuarial gain/loss is expected to be amortized to periodic cost in 2009, and $0.8 million of prior service cost is expected to reduce periodic cost in 2009.

Expected Cash Flows
In 2009, the Company expects to make contributions of approximately $25 to 30 million to its pension plan trusts.  In addition, the Company expects to make payments totaling approximately $0.7 million directly to SERP participants and approximately $5 million directly to those participating in other postretirement plans.

Estimated retiree pension benefit payments, including the SERP, projected to be required during the years following 2008 (in millions) are $14.5 in 2009, $14.8 in 2010 $16.0 in 2011, $16.5 in 2012, $17.3 in 2013 and $101.3 in years 2014-2018.  Expected benefit payments projected to be required for postretirement benefits during the years following 2008 (in millions) are $6.9 in 2009, $7.3 in 2010, $7.6 in 2011, $7.9 in 2012, and $8.2 in 2012 and $46.0 in years 2014-2018.

Defined Contribution Plan
The Company also has defined contribution retirement savings plans that are qualified under sections 401(a) and 401(k) of the Internal Revenue Code and include an option to invest in Vectren common stock, among other alternatives.  During 2008, 2007 and 2006, the Company made contributions to these plans of $4.1 million, $4.0 million, and $3.9 million, respectively.

Deferred Compensation Plans
The Company has nonqualified deferred compensation plans, which permit eligible executives and non-employee directors to defer portions of their compensation and vested restricted stock.  A record keeping account is established for each participant, and the participant chooses from a variety of measurement funds for the deemed investment of their accounts.  The measurement funds are similar to the funds in the Company's defined contribution plan and include an investment in phantom stock units of the Company.  The account balance fluctuates with the investment returns on those funds.  At December 31, 2008 and 2007, the liability associated with these plans totaled $21.1 million and $29.0 million, respectively, and is included in Deferred credits and other liabilities.  The impact of these plans on Other operating expenses was income of $2.6 million in 2008, expense of $2.2 million in 2007 and expense of $0.7 million in 2006.

The Company has established certain investments to fund its deferred compensation liabilities that are currently funded primarily through corporate-owned life insurance policies.  These investments, which are consolidated, are available to pay plan benefits and are subject to the claims of the Company's creditors.  The cash surrender value of these policies included in Other corporate and utility investments on the Consolidated Balance Sheets were $19.8 million and $18.2 million at December 31, 2008 and 2007, respectively.  Earnings from those investments, which are recorded in Other-net, totaled a loss of $2.8 million in 2008, earnings of $0.6 million in 2007, and earnings of $0.8 million in 2006.

10.	Borrowing Arrangements

Long-Term Debt
Long-term senior unsecured obligations and first mortgage bonds outstanding by subsidiary follow:
	At December 31,
(In millions)	2008	2007
Utility Holdings
Fixed Rate Senior Unsecured Notes
2011, 6.625%	$ 250.0	$ 250.0
2013, 5.25%	100.0	100.0
2015, 5.45%	75.0	75.0
2018, 5.75%	100.0	100.0
2035, 6.10%	75.0	75.0
2036, 5.95%	99.1	100.0
2039, 6.25%	124.3	-
Total Utility Holdings	823.4	700.0
SIGECO
First Mortgage Bonds
2016, 1986 Series, 8.875%	13.0	13.0
2020, 1998 Pollution Control Series B, 4.50%, tax exempt	4.6	4.6
2024, 2000 Environmental Improvement Series A, 4.65%, tax exempt	22.5	22.5
2029, 1999 Senior Notes, 6.72%	80.0	80.0
2030, 1998 Pollution Control Series B, 5.00%, tax exempt	22.0	22.0
	2015, 1985 Pollution Control Series A, current adjustable rate 0.9%, tax exempt,
2008 weighted average: 2.78%	9.8	9.8
2023, 1993 Environmental Improvement Series B, 5.15%, tax exempt	22.6	22.6
	2025, 1998 Pollution Control Series A, current adjustable rate 1.2%, tax exempt,
2008 weighted average: 2.94%	31.5	31.5
2030, 1998 Pollution Control Series C, 5.35%, tax exempt	22.2	22.2
2041, 2007 Pollution Control Series, 5.45%, tax exempt	17.0	17.0
Total SIGECO	245.2	245.2
Indiana Gas
Senior Unsecured Notes
2013, Series E, 6.69%	5.0	5.0
2015, Series E, 7.15%	5.0	5.0
2015, Series E, 6.69%	5.0	5.0
2015, Series E, 6.69%	10.0	10.0
2025, Series E, 6.53%	10.0	10.0
2027, Series E, 6.42%	5.0	5.0
2027, Series E, 6.68%	1.0	1.0
2027, Series F, 6.34%	20.0	20.0
2028, Series F, 6.36%	10.0	10.0
2028, Series F, 6.55%	20.0	20.0
2029, Series G, 7.08%	30.0	30.0
Total Indiana Gas	121.0	121.0

	At December 31,
(In millions)	2008	2007
Vectren Capital Corp.
Fixed Rate Senior Unsecured Notes
2010, 4.99%	25.0	25.0
2010, 7.98%	22.5	22.5
2012, 5.13%	25.0	25.0
2012, 7.43%	35.0	35.0
2015, 5.31%	75.0	75.0
Total Vectren Capital Corp.	182.5	182.5
Other Long-Term Notes Payable	0.7	0.3
Total long-term debt outstanding	1,372.8	1,249.0
Current maturities of long-term debt	(0.4)	(0.3)
Debt subject to tender	(80.0)	-
Unamortized debt premium & discount - net	(3.2)	(3.3)
Treasury debt	(41.3)	-
Total long-term debt-net	$ 1,247.9	$ 1,245.4

Utility Holdings 2008 Debt Issuance
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

Long-Term Debt Put and Call Provisions
Certain long-term debt issues contain put and call provisions that can be exercised on various dates before maturity.  Other than certain instruments that can be put to the Company upon the death of the holder (death puts), these put or call provisions are not triggered by specific events, but are based upon dates stated in the note agreements.  During 2008 the Company repaid approximately $1.6 million related to death puts.  In 2007 and 2006, no debt was put to the Company.  Debt which may be put to the Company for reasons other than a death during the years following 2008 (in millions) is $80.0 in 2009, $10.0 in 2010, $30.0 in 2011, zero in 2012 and thereafter.  Debt that may be put to the Company within one year is classified as Long-term debt subject to tender in current liabilities.

Auction Rate Securities
On December 6, 2007, SIGECO closed on $17 million of auction rate tax-exempt long-term debt.  The debt had a life of 33 years, maturing on January 1, 2041.  The initial interest rate was set at 4.50 percent but the rate was to reset every 7 days through an auction process that began December 13, 2007.  This new debt was collateralized through the issuance of first mortgage bonds and the payment of interest and principal was insured through Ambac Assurance Corporation (Ambac).

In February 2008, SIGECO provided notice to the current holders of approximately $103 million of tax-exempt auction rate mode long-term debt, including the $17 million issued in December 2007, of its plans to convert that debt from its current auction rate mode into a daily interest rate mode.  In March 2008, the debt was tendered at 100 percent of the principal amount plus accrued interest.  During March 2008, SIGECO remarketed approximately $61.8 million of these instruments at interest rates that are fixed to maturity, receiving proceeds, net of issuance costs, of approximately $60.0 million.  The terms are $22.6 million at 5.15 percent due in 2023, $22.2 million at 5.35 percent due in 2030 and $17.0 million at 5.45 percent due in 2041.  The remaining $41.3 million continues to be held in treasury and is expected to be remarketed in 2009.

Utility Holdings and Indiana Gas Debt Calls
In 2006, the Company called at par $100.0 million of Utility Holdings senior unsecured notes originally due in 2031.  The note had a stated interest rate of 7.25 percent.

Other Financing Transactions
As part of the integration of Miller into the Company’s consolidated financing model, $24.0 million of Miller’s outstanding long-term debt was retired in the fourth quarter of 2006.

Other Company debt totaling $24.0 million in 2007 was retired as scheduled.

Future Long-Term Debt Sinking Fund Requirements and  Maturities
The annual sinking fund requirement of SIGECO's first mortgage bonds is 1 percent of the greatest amount of bonds outstanding under the Mortgage Indenture.  This requirement may be satisfied by certification to the Trustee of unfunded property additions in the prescribed amount as provided in the Mortgage Indenture.  SIGECO intends to meet the 2009 sinking fund requirement by this means and, accordingly, the sinking fund requirement for 2009 is excluded from Current liabilities in the Consolidated Balance Sheets.  At December 31, 2008, $1.0 billion of SIGECO's utility plant remained unfunded under SIGECO's Mortgage Indenture.  SIGECO’s gross utility plant balance subject to the Mortgage Indenture approximated $2.3 billion at December 31, 2008.

Consolidated maturities of long-term debt during the five years following 2008 (in millions) are zero in 2009, $47.5 in 2010, $250.0 in 2011, $60.0 in 2012, and 105.0 in 2013.

Debt Guarantees
Vectren Corporation guarantees Vectren Capital’s long-term and short-term debt, which totaled $183 million and $327 million, respectively, at December 31, 2008.  Utility Holdings’ currently outstanding long-term and short-term debt is jointly and severally guaranteed by Indiana Gas, SIGECO, and VEDO.  Utility Holdings’ long-term and short-term debt outstanding at December 31, 2008, totaled $823 million and $192 million, respectively.

Short-Term Borrowings
At December 31, 2008, the Company had $905 million of short-term borrowing capacity, including $520 million for the Utility Group operations and $385 million for the wholly owned Nonutility Group and corporate operations, of which approximately $328 million was available for the Utility Group operations and approximately $55 million was available for wholly owned Nonutility Group and corporate operations, as reduced for approximately $3 million in outstanding letters of credit.

Interest rates and outstanding balances associated with short-term borrowing arrangements follows.
	Year Ended December 31,
(In millions)	2008	2007	2006
Weighted average commercial paper and bank loans
outstanding during the year	$388.0	$391.3	$256.1
Weighted average interest rates during the year
Commercial paper	3.76%	5.54%	5.16%
Bank loans	3.22%	5.61%	5.51%

	At December 31,
(In millions)	2008	2007
Commercial paper	$91.5	$385.9
Bank loans	428.0	171.1
Total short-term borrowings	$519.5	$557.0

Vectren Capital Short Term Debt Issuance
On September 11, 2008, Vectren Capital entered into a 364-day $120 million credit agreement that was syndicated with 7 banks.  The agreement provides for revolving loans and letters of credit up to $120 million and is in addition to Vectren Capital’s $255 million which expires in November 2010.  Borrowings under the supplemental one year agreement may be at a floating rate or a Eurodollar rate.  Current floating rate advances would be priced at the greater of the Federal Funds Rate plus 0.5 percent or the Prime Rate.  Current Eurodollar advances, based on Vectren's current credit rating, would expect to be priced at the appropriate Libor rate plus 0.65 percent.

Impacts on Short-Term Borrowings from Recent Events in Credit Markets

Historically, the Company has funded the short-term borrowing needs of Utility Holdings’ operations through the commercial paper market.  In 2008, the Company’s access to longer term commercial paper was significantly reduced as a result of the continued turmoil and volatility in the financial markets.  As a result, the Company has met working capital requirements through a combination of A2/P2 commercial paper issuances and draws on Utility Holdings’ $515 million commercial paper back-up credit facilities, which expires in November of 2010.  In addition, the Company increased its cash investments by approximately $75 million during the fourth quarter of 2008.  These cash positions were liquidated in January 2009 based upon improvements in the short-term debt and commercial paper markets.  Their liquidation resulted in an increase to the available short-term debt capacity for Utility Holdings by $40 million and for the Vectren Capital by $35 million.

Covenants
Both long-term and short-term borrowing arrangements contain customary default provisions; restrictions on liens, sale-leaseback transactions, mergers or consolidations, and sales of assets; and restrictions on leverage and interest coverage, among other restrictions.  As an example, the Vectren Capital’s short-term debt agreement expiring in 2010 contains a covenant that the ratio of consolidated total debt to consolidated total capitalization will not exceed 65 percent.  As of December 31, 2008, the Company was in compliance with all financial covenants.

11.	Common Shareholders’ Equity

Common Stock Offering
In February 2007, the Company sold 4.6 million authorized but previously unissued shares of its common stock to a group of underwriters in an SEC-registered primary offering at a price of $28.33 per share.  The transaction generated proceeds, net of underwriting discounts and commissions, of approximately $125.7 million.  The Company executed an equity forward sale agreement (equity forward) in connection with the offering, and therefore, did not receive proceeds at the time of the equity offering.  The equity forward allowed the Company to price an offering under market conditions existing at that time, and to better match the receipt of the offering proceeds and the associated share dilution with the implementation of regulatory initiatives.

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

Authorized, Reserved Common and Preferred Shares
At December 31, 2008 and 2007, the Company was authorized to issue 480.0 million shares of common stock and 20.0 million shares of preferred stock.  Of the authorized common shares, approximately 5.6 million shares at December 31, 2008 and 6.3 million shares at December 31, 2007, were reserved by the board of directors for issuance through the Company’s share-based compensation plans, benefit plans, and dividend reinvestment plan.  At December 31, 2008, and 2007, there were 393.4 million and 396.4 million, respectively, of authorized shares of common stock and all authorized shares of preferred stock, available for a variety of general corporate purposes, including future public offerings to raise additional capital and for facilitating acquisitions.

Shareholder Rights Agreement
The Company’s board of directors previously adopted a Shareholder Rights Agreement (Rights Agreement).  As part of the Rights Agreement, the board of directors declared a dividend distribution of one right for each outstanding Vectren common share.  Each right entitles the holder to purchase from Vectren one share of common stock at a price of $65.00 per share (subject to adjustment to prevent dilution).  The rights become exercisable 10 days following a public announcement that a person or group of affiliated or associated persons (Vectren Acquiring Person) has acquired beneficial ownership of 15 percent or more of the outstanding Vectren common shares (or a 10 percent acquirer who is determined by the board of directors to be an adverse person), or 10 days following the announcement of an intention to make a tender offer or exchange offer, the consummation of which would result in any person or group becoming a Vectren Acquiring Person.  The Vectren Shareholder Rights Agreement expires October 21, 2009 and is not expected to be renewed.

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

The following table illustrates the basic and dilutive earnings per share calculations for the three years ended December 31, 2008:
	Year Ended December 31,
(In millions, except per share data)	2008	2007	2006
Numerator:
Numerator for basic and diluted EPS - Net income	$129.0	$143.1	$108.8
Denominator:
Denominator for basic EPS - Weighted average
common shares outstanding	78.3	75.9	75.7
Equity forward dilution effect	0.1	0.1	-
Conversion of stock options and lifting of
restrictions on issued restricted stock	0.5	0.6	0.5
Denominator for diluted EPS - Adjusted weighted
average shares outstanding and assumed
conversions outstanding	78.9	76.6	76.2
Basic earnings per share	$1.65	$1.89	$1.44
Diluted earnings per share	$1.63	$1.87	$1.43

For the years ended December 31, 2008, 2007, and 2006, all options were dilutive.

13.	Share-Based Compensation

The Company has various share-based compensation programs to encourage executives, key non-officer employees, and non-employee directors to remain with the Company and to more closely align their interests with those of the Company’s shareholders.  Under these programs, the Company issues stock options, non-vested shares (herein referred to as restricted stock), and restricted stock units.  All share-based compensation programs are shareholder approved.  In addition, the Company maintains a deferred compensation plan for executives and non-employee directors where participants have the option to invest earned compensation and vested restricted stock and restricted units in phantom stock units.  Certain option and share awards provide for accelerated vesting if there is a change in control or upon the participant’s retirement.

Following is a reconciliation of the total cost associated with share-based awards recognized in the Company’s financial statements to its after tax effect on net income:

	Year ended December 31,
(in millions)	2008	2007	2006
Total cost of share-based compensation	$3.7	$2.5	$3.2
Less capitalized cost	0.9	0.5	0.9
Total in other operating expense	2.8	2.0	2.3
Less income tax benefit in earnings	1.1	0.8	0.6
After tax effect of share-based compensation	$1.7	$1.2	$1.7

Restricted Stock and Restricted Stock Unit Related Matters
The Company periodically grants restricted stock and/or restricted stock units to executives and other key non-officer employees.  The vesting of those grants is contingent upon meeting a total return and/or return on equity performance objectives.  In addition non-employee directors receive a portion of their fees in restricted stock.  Grants to executives and key non-officer employees generally vest at the end of a four-year period, with performance measured at the end of the third year.  Based on that performance, awards could double or could be entirely forfeited.  Awards to non-employee directors are not performance based and generally vest over one year.  Because executives and non-employee directors have the choice of settling awards in shares, cash, or deferring their receipt into a deferred compensation plan (where the value is eventually withdrawn in cash), these awards are accounted for as liability awards at their settlement date fair value.

A summary of the status of the Company’s restricted stock and restricted unit awards separated between those accounted for as liabilities and equity as of December 31, 2008, and changes during the year ended December 31, 2008, follows:
	Equity Awards
		Wtd. Avg.
		Grant Date	Liability Awards
	Shares	Fair value	Shares/Units	Fair value
Restricted at January 1, 2008	21,870	$28.11	351,888
Granted	16,695	$28.66	190,832
Vested	-	$-	(14,688)
Forfeited	(2,330)	$28.52	(3,639)
Restricted at December 31, 2008	36,235	$28.24	524,393	$25.01

As of December 31, 2008, there was $5.8 million of total unrecognized compensation cost related to restricted stock awards.  That cost is expected to be recognized over a weighted-average period of 1.7 years.  The total fair value of shares vested for awards to executives and non-employee directors (Liability Awards) during the years ended December 31, 2008, 2007, and 2006, was $0.4 million, $1.9 million, and $1.8 million, respectively.  No awards to key non-officer employees (Equity Awards) vested in 2008 or 2006.  The total fair value of shares vested for awards to key non-officer employees during the year ended December 31, 2007, was $0.1 million.

On February 11, 2009, the Company issued 234,450 restricted units to executives and other key non-officer employees.  These agreements have different terms compared previous awards.  Awards to executives were only in the form of restricted units and can only be settled in cash.  Further, dividends on those awards are performance based and are converted into equivalent restricted units based on the closing price of Vectren’s stock on the payment date, and therefore are subject to forfeiture.  Non-officer awards were time based, not performance based, and can only be settled in cash.  In addition, on February 11, 2009, participants forfeited 56,905 shares related to awards measured during the three year performance period ending December 31, 2008.

Stock Option Related Matters
In the past, option awards were granted to executives and other key employees with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards generally required 3 years of continuous service and have 10-year contractual terms.  These awards generally vested on a pro-rata basis over 3 years.  The last option grant occurred in 2005, and the Company does not intend to issue options in the future.

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

A summary of the status of the Company’s stock option awards as of December 31, 2008, and changes during the year ended December 31, 2008, follows:

		Weighted average		Aggregate
			Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
		Price	Term (years)	(In millions)

Outstanding at January 1, 2008	1,432,774	$23.86
Granted	-	$-
Exercised	(97,560)	$22.52
Forfeited or expired	-	$-
Outstanding at December 31, 2008	1,335,214	$23.95	4.1	$1.9

Exercisable at December 31, 2008	1,335,214	$23.95	4.1	$1.9

The total intrinsic value of options exercised during the twelve months ended December 31, 2008, 2007, and 2006 was $0.5 million, $3.6 million, and $0.8 million, respectively.  As of December 31, 2008, all compensation cost has been recognized.  The actual tax benefit realized for tax deductions from option exercises was approximately $0.1 million in 2008, $1.2 million in 2007, and $0.2 million in 2006.

The Company periodically issues new shares and also from time to time repurchases shares to satisfy share option exercises.  During the year ended December 31, 2008, 2007, and 2006, the Company received cash upon exercise of stock options totaling approximately $1.9 million, $11.4 million, and $3.2 million, respectively.  During those periods, the Company repurchased shares totaling $2.2 million in 2008, $6.9 million in 2007, and $3.8 million in 2006.  The Company does not expect future period repurchase activity to be materially different.

Deferred Compensation Plan Matters
The Company has nonqualified deferred compensation plans that include an option to invest in Company phantom stock.  The amount recorded in earnings related to the investment activities in Vectren phantom stock associated with these plans during the years ended December 31, 2008, 2007, and 2006, was a cost of $0.6 million, a cost of $0.4 million and a benefit of $0.3 million, respectively.

14.	Commitments & Contingencies

Commitments
Future minimum lease payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year during the five years following 2008 and thereafter (in millions) are $6.6 in 2009, $4.5 in 2010, $2.3 in 2011, $1.5 in 2012, $1.2 in 2013, and $0.5 thereafter.  Total lease expense (in millions) was $8.8 in 2008, $8.7 in 2007, and $8.5 in 2006.

Firm nonutility purchase commitments for commodities by consolidated companies total (in millions) $55.3 in 2009, $5.2 in 2010-2013.  Firm purchase commitments for utility and nonutility plant total (in millions) $45.1 in 2009, and zero in 2010-2013.

The Company’s regulated utilities have both firm and non-firm commitments to purchase natural gas and electricity as well as certain transportation and storage rights.  Costs arising from these commitments, while significant, are pass-through costs, generally collected dollar-for-dollar from retail customers through regulator-approved cost recovery mechanisms.

Other Guarantees
Vectren issues guarantees to third parties on behalf of its unconsolidated affiliates.  Such guarantees allow those affiliates to execute transactions on more favorable terms than the affiliate could obtain without such a guarantee.  Guarantees may include posted letters of credit, leasing guarantees, and performance guarantees.  As of December 31, 2008, guarantees issued and outstanding on behalf of unconsolidated affiliates approximated $3 million.  The Company has accrued no liabilities for these guarantees as they relate to guarantees executed prior to the adoption of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”

Legal Proceedings
The Company is party to various legal proceedings arising in the normal course of business.  In the opinion of management, there are no legal proceedings pending against the Company that are likely to have a material adverse effect on its financial position, results of operations or cash flows.

15.	Environmental Matters

Clean Air Act
In March of 2005, the USEPA finalized the Clean Air Interstate Rule (CAIR). CAIR is an allowance cap and trade program requiring further reductions from coal-burning power plants in NOx emissions beginning January 1, 2009 and SO2 emissions beginning January 1, 2010, with a second phase of reductions in 2015.  On July 11, 2008, the US Court of Appeals for the District of Columbia vacated the federal CAIR regulations.  Various parties filed motions for reconsideration, and on December 23, 2008, the Court reinstated the CAIR regulations and remanded the regulations back to the USEPA for promulgation of revisions in accordance with the Court’s July 11, 2008 Order.  Thus, the original version of CAIR promulgated in March of 2005 remains effective while USEPA revises it per the Court’s guidance.  It is possible that a revised CAIR will require further reductions in NOx and SO2 from SIGECO’s generating units.  SIGECO is in compliance with the current CAIR Phase I annual NOx reduction requirements in effect on January 1, 2009.  Utilization of the Company’s inventory of NOx and SO2  allowances may also be impacted if CAIR is further revised; however, most of the these allowances were granted to the Company at zero cost, so a reduction in carrying value is not expected.

Similarly, in March of 2005, USEPA promulgated the Clean Air Mercury Rule (CAMR).  CAMR is an allowance cap and trade program requiring further reductions in mercury emissions from coal-burning power plants.  The CAMR regulations were vacated by the US Court of Appeals for the DC Circuit in July 2008.  It is quite possible that the vacatur of the CAMR regulations will lead to increased support for the passage of a multi-pollutant bill in Congress.  It is also possible that the USEPA will promulgate a revised mercury regulation in 2009.

To comply with Indiana’s implementation plan of the Clean Air Act of 1990, the CAIR regulations, and to comply with potential future regulations of mercury and further NOx and SO2  reductions, SIGECO has IURC authority to invest in clean coal technology.  Using this authorization, SIGECO has invested approximately $307 million in pollution control equipment, including Selective Catalytic Reduction (SCR) systems and fabric filters.  SCR technology is the most effective method of reducing NOx emissions where high removal efficiencies are required and fabric filters control particulate matter emissions.  These investments were included in rate base for purposes of determining new base rates that went into effect on August 15, 2007.  Prior to being included in base rates, return on investments made and recovery of related operating expenses were recovered through a rider mechanism.

Further, the IURC granted SIGECO authority to invest in an SO2 scrubber at its generating facility that is jointly owned with ALCOA (the Company’s portion is 150 MW).  The order allows SIGECO to recover an approximate 8 percent return on capital investments through a rider mechanism which is periodically updated for actual costs incurred less post in-service depreciation expense.  Through December 31, 2008, the Company has invested approximately $97.6 million in this project.  The scrubber was placed into service on January 1, 2009, and the Company expects the total project investment to approximate $100 million once all post in-service investments are completed.  Recovery through a rider mechanism of associated operating expenses including depreciation expense associated with the scrubber also began on January 1, 2009.  With the SO2 scrubber fully operational, SIGECO is positioned for compliance with the additional SO2 reductions required by Phase I CAIR commencing on January 1, 2010.

SIGECO’s coal fired generating fleet is 100 percent scrubbed for SO2 and 90 percent controlled for NOx.  SIGECO's investments in scrubber, SCR and fabric filter technology allows for compliance with existing regulations and should position it to comply with future reasonable pollution control legislation, if and when, reductions in mercury and further reductions in NOx and SO2 are promulgated by USEPA.

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

In the absence of federal legislation, several regional initiatives throughout the United States are in the process of establishing regional cap and trade programs.  While no climate change legislation is pending in the State of Indiana, the State is an observer of the Midwestern Regional Greenhouse Gas Reduction Accord, and its legislature has in the recent past debated, but did not pass, renewable energy portfolio standards.  It is expected that the Indiana State legislature will address a renewable energy portfolio standard again in 2009.

In April of 2007, the US Supreme Court determined that greenhouse gases meet the definition of "air pollutant" under the Clean Air Act and ordered the USEPA to determine whether greenhouse gas emissions from new motor vehicles cause or contribute to air pollution that may reasonably be anticipated to endanger public health or welfare. Should the USEPA find such endangerment, it is likely that major stationary sources will be subject to regulation under the Act.  In 2008, the USEPA published its Advanced Notice of Proposed Rulemaking in which the agency solicited comment as to whether it is appropriate or effective to regulate greenhouse gas emissions under the Act.  The Obama administration has asserted that it will act on the endangerment finding in the absence of comprehensive federal legislation within the next 18 months.

Impact of Legislative Actions and Other Initiatives is Unknown
If legislation requiring reductions in CO2 and other greenhouse gases or legislation mandating a renewable energy portfolio standard is adopted, such regulation could substantially affect both the costs and operating characteristics of the Company’s fossil fuel generating plants, nonutility coal mining operations, and possibly natural gas distribution businesses.  Further, any legislation would likely impact the Company’s generation resource planning decisions.  At this time and in the absence of final legislation, compliance costs and other effects associated with reductions in greenhouse gas emissions or obtaining renewable energy sources remain uncertain.  The Company has gathered preliminary estimates of the costs to comply with a cap and trade approach to controlling greenhouse gas emissions.  A preliminary investigation demonstrated costs to comply would be significant, first to operating expenses for the purchase of allowances, and later to capital expenditures as technology becomes available to control greenhouse gas emissions.  However, these compliance cost estimates are very sensitive to highly uncertain assumptions, including allowance prices.  Costs to purchase allowances that cap greenhouse gas emissions should be considered a cost of providing electricity, and as such, the Company believes recovery should be timely reflected in rates charged to customers.  Approximately 22 percent of electric volumes sold in 2008 were delivered to municipal and other wholesale customers.  As such, the Company has some flexibility to modify the level of these transactions to reduce overall emissions and reduce costs associated with complying with new environmental regulations.

Environmental Remediation Efforts
In the past, Indiana Gas, SIGECO, and others operated facilities for the manufacture of gas.  Given the availability of natural gas transported by pipelines, these facilities have not been operated for many years.  Under currently applicable environmental laws and regulations, those that owned or operated these facilities may now be required to take remedial action if certain contaminants are found above the regulatory thresholds at these sites.

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

Indiana Gas accrued the estimated costs for further investigation, remediation, groundwater monitoring, and related costs for the sites.  While the total costs that may be incurred in connection with addressing these sites cannot be determined at this time, Indiana Gas has recorded cumulative costs that it reasonably expects to incur totaling approximately $21.6 million.  The estimated accrued costs are limited to Indiana Gas’ share of the remediation efforts.  Indiana Gas has arrangements in place for 19 of the 26 sites with other potentially responsible parties (PRP), which serve to limit Indiana Gas’ share of response costs at these 19 sites to between 20 percent and 50 percent.

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

SIGECO has filed a declaratory judgment action against its insurance carriers seeking a judgment finding its carriers liable under the policies for coverage of further investigation and any necessary remediation costs that SIGECO may accrue under the VRP program and/or related to the site subject to the May 2007 lawsuit.  While the total costs that may be incurred in connection with addressing these sites cannot be determined at this time, SIGECO has recorded cumulative costs that it reasonably expects to incur totaling approximately $8.7 million.  With respect to insurance coverage, SIGECO has received and recorded settlements from insurance carriers under insurance policies in effect when these sites were in operation in an aggregate amount of $8.0 million.

Environmental remediation costs related to Indiana Gas’ and SIGECO’s manufactured gas plants and other sites have had a minor impact on results of operations or financial condition since cumulative costs recorded to date approximate PRP and insurance settlement recoveries.  Such cumulative costs are estimated by management using assumptions based on actual costs incurred, the timing of expected future payments, and inflation factors, among others.  While the Company’s utilities have recorded all costs which they presently expect to incur in connection with activities at these sites, it is possible that future events may require some level of additional remedial activities which are not presently foreseen and those costs may not be subject to PRP or insurance recovery.  As of December 31, 2008, approximately $6.5 million is included in Other Liabilities related to the remediation of these sites.

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

16.	Rate & Regulatory Matters

Vectren Energy Delivery of Ohio, Inc. (VEDO) Gas Base Rate Order Received
On January 7, 2009, the PUCO issued an order approving the stipulation reached in the VEDO rate case.  The order provides for a rate increase of nearly $14.8 million, an overall rate of return of 8.89 percent on rate base of about $235 million; an opportunity to recover costs of a program to accelerate replacement of cast iron and bare steel pipes, as well as certain service risers; and base rate recovery of an additional $2.9 million in conservation program spending.

The order also adjusts the rate design that will be used to collect the agreed-upon revenue from VEDO's residential customers.  The order authorizes the use of a straight fixed variable rate design which places all, or most, of the fixed cost recovery in the customer service charge.  Using a phased in approach, revenues based on volumes sold will be entirely replaced with a fixed charge after one year.   A straight fixed variable design mitigates some weather risk as well as the effects of declining usage, similar to the Company’s lost margin recovery mechanism, which expired when this new rate design went into effect in February 2009. In 2008, results include approximately $4.3 million of revenue from the existing lost margin recovery mechanism that will not continue once this base rate increase is in effect.  The OCC has filed a request for rehearing on the rate design finding by the PUCO.  The rehearing request mirrors similar requests filed by the OCC in each case where the PUCO has approved similar rate designs, and all such requests have been denied.

With this rate order the Company has in place for its Ohio gas territory rates that allow for the phased implementation of a straight fixed variable rate design that mitigates both weather risk and lost margin; tracking of bad debt and percent of income payment plan (PIPP) expenses; base rate recovery of pipeline integrity management expense; timely recovery of costs associated with the accelerated replacement of bare steel and cast iron pipes, as well as certain service risers; and expanded conservation programs now totaling up to $5 million in annual expenditures.

Vectren Energy Delivery of Ohio, Inc. Begins Process to Exit the Merchant Function
On August 20, 2008, the PUCO approved an auction selecting qualified wholesale suppliers to provide the gas commodity to the Company for resale to its customers at auction-determined standard pricing.  This standard pricing is comprised of the monthly NYMEX settlement price plus a fixed adder.  This auction, which is effective from October 1, 2008 through March 31, 2010, is the initial step in exiting the merchant function in the Company’s Ohio service territory.   The approach eliminates the need for monthly gas cost recovery (GCR) filings and prospective PUCO GCR audits.  On October 1st, VEDO’s entire natural gas inventory was transferred, receiving proceeds of approximately $107 million.  The PUCO has also provided for an Exit Transition Cost rider, which allows the Company to recover costs associated with the transition.  As the cost of gas is currently passed through to customers through a PUCO approved recovery mechanism, the impact of exiting the merchant function should not have a material impact on Company earnings or financial condition.

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

The Company is typically in a net sales position with MISO as generation capacity is in excess of that needed to serve native load and is only occasionally in a net purchase position.  When the Company is a net seller such net revenues are included in Electric Utility revenues and when the Company is a net purchaser such net purchases are included in Cost of fuel and purchased power.  Net positions are determined on an hourly basis.  Since the Company became an active MISO member, its generation optimization strategies primarily involve the sale of excess generation into the MISO day ahead and real-time markets.  Net revenues from wholesale activities included in Electric Utility revenues totaled $57.6 million in 2008, $39.8 million in 2007 and $29.8 million in 2006.

The Company also receives transmission revenue that results from other members’ use of the Company’s transmission system.  These revenues are also included in Electric Utility revenues.  Generally, these transmission revenues along with costs charged by the MISO are considered components of base rates and any variance from that included in base rates is recovered/refunded through tracking mechanisms.

As a result of MISO’s operational control over much of the Midwestern electric transmission grid, including SIGECO’s transmission facilities, SIGECO’s continued ability to import power, when necessary, and export power to the wholesale market has been, and may continue to be, impacted.  Given the nature of MISO’s policies regarding use of transmission facilities, as well as ongoing FERC initiatives, and a Day 3 ancillary services market (ASM), where MISO began providing a bid-based regulation and contingency operating reserve markets on January 6, 2009, it is difficult to predict near term operational impacts.  The IURC has approved the Company’s participation in the ASM and has granted authority to defer costs associated with ASM

The need to expend capital for improvements to the regional transmission system, both to SIGECO’s facilities as well as to those facilities of adjacent utilities, over the next several years is expected to be significant.  The Company timely recovers its investment in certain new electric transmission projects that benefit the MISO infrastructure at a FERC approved rate of return.

17.	Derivatives & Other Financial Instruments

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

When an energy contract that is a derivative is designated and documented as a normal purchase or normal sale, it is exempted from mark-to-market accounting.  Otherwise, energy contracts and financial contracts that are derivatives are recorded at market value as current or noncurrent assets or liabilities depending on their value and on when the contracts are expected to be settled.  Contracts and any associated collateral with counter-parties subject to master netting arrangements are presented net in the Consolidated Balance Sheets.  The offset resulting from carrying the derivative at fair value on the balance sheet is charged to earnings unless it qualifies as a hedge or is subject to SFAS 71.  When hedge accounting is appropriate, the Company assesses and documents hedging relationships between the derivative contract and underlying risks as well as its risk management objectives and anticipated effectiveness.  When the hedging relationship is highly effective, derivatives are designated as hedges.  The market value of the effective portion of the hedge is marked to market in accumulated other comprehensive income for cash flow hedges.  Ineffective portions of hedging arrangements are marked-to-market through earnings.  For fair value hedges, both the derivative and the underlying hedged item are marked to market through earnings.  The offset to contracts affected by SFAS 71 are marked-to-market as a regulatory asset or liability.  Market value for derivative contracts is determined using quoted market prices from independent sources.  Following is a more detailed discussion of the Company’s use of mark-to-market accounting in four primary areas:  synfuels risk management, SO2 emission allowance risk management, natural gas procurement, and interest rate risk management.

Synfuel Risk Management
As discussed in Note 5, the Company’s synfuel operations were exposed to commodity price risk associated with oil.  The Company executed derivative instruments designed to limit the effects of a phase out of synfuel tax credits and other risks.  During 2006 the Company purchased contracts with a notional amount of 0.5 million barrels to mitigate 2006 risks.  All contracts were settled in 2006 at a loss of $5.3 million, which is recorded in Other-net.  In 2006, the Company also purchased contracts with a notional amount of 2.8 million barrels to mitigate 2007 phase out risk and other risks.  The mark to market loss associated with these contracts totaled $2.5 million in 2006 and was also reflected in Other-net.  In 2007, these contracts increased income $13.4 million, all of which was a realized gain.  The fair value of those contracts, which was recorded in Prepayments and other current assets, totaled $22.8 million as of December 31, 2007 and was received in 2008.  The pretax impact of an insurance contract related to synfuels was a loss of $0.3 million in 2007 and earnings of $3.1 million in 2006.  These results are also recorded in Other- net.

SO2 Emission Allowance Risk Management
The Company’s wholesale power marketing operations are exposed to price risk associated with SO2 emission allowances.  To mitigate this risk, the Company executed call options to hedge wholesale emission allowance utilization in future periods.  The Company designated and documented these derivatives as cash flow hedges.  At December 31, 2008, a deferred gain of approximately $0.2 million remains in accumulated comprehensive income related to these call options which will be recognized in earnings as emission allowances are utilized.  Hedge ineffectiveness totaled $0.2 million of expense in 2006.  No SO2 emission allowance hedges are outstanding as of December 31, 2008.

Natural Gas Procurement Activity
The Company’s regulated operations have limited exposure to commodity price risk for purchases and sales of natural gas and electricity for retail customers due to current Indiana and Ohio regulations which, subject to compliance with those regulations, allow for recovery of such purchases through natural gas and fuel cost adjustment mechanisms.  Although Vectren’s regulated operations are exposed to limited commodity price risk, volatile natural gas prices can result in higher working capital requirements, increased expenses including interest costs, uncollectible accounts expense, and unaccounted for gas, and some level of price-sensitive reduction in volumes sold.  The Company may mitigate these risks by using derivative contracts.  These contracts are subject to regulation which allows for reasonable and prudent hedging costs to be recovered through rates.  When regulation is involved, SFAS 71 controls when the offset to mark-to-market accounting is recognized in earnings.

The Company’s wholly owned gas retail operations also mitigate price risk associated with forecasted natural gas purchases by using derivatives.  These nonregulated gas retail operations may also from time-to-time execute weather derivatives to mitigate extreme weather affecting unregulated gas retail sales.

At December 31, 2008 and 2007, the market values of these contracts and the book value of weather contracts were not significant.

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

As of December 31, 2008, no interest rate swaps were outstanding.  At December 31, 2007, the fair value liability associated with interest rate swaps was $8.9 million.  Related to derivative instruments associated with completed debts issuances, an approximate $7.7 million net regulatory asset remains at December 31, 2008. In 2008, $0.3 million was reclassified as a decrease to interest expense, $0.6 million reduced interest expense in 2007, and $0.7 million reduced interest expense in 2006.  The Company estimates a $0.3 million reduction to interest expense will occur in 2009 related to the amortization of this net position.

Fair Value Measurements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157).  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  SFAS 157 does not require any new fair value measurements; however, the standard will impact how other fair value based GAAP is applied.  Subsequently, the FASB issued FSP FAS 157-2 which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008.  The Company adopted SFAS 157 on January 1, 2008, except as it applies to those nonfinancial assets and nonfinancial liabilities as described in FSP FAS 157-2.  The partial adoption of SFAS 157 did not materially impact Vectren’s financial position, results of operations or cash flows.  The potential impact of applying SFAS 157 to its nonfinancial assets and liabilities is not expected to have a material impact on the Company’s consolidated financial statements.

Vectren measures certain financial instruments, primarily derivatives, at fair value on a recurring basis.  SFAS 157 defines a hierarchy for disclosing fair value measurements based primarily on the level of public data used in determining fair value.  Level 1 inputs include quoted market prices in active markets for identical assets or liabilities; Level 2 inputs include inputs other than Level 1 inputs that are directly or indirectly observable; and Level 3 inputs include unobservable inputs using estimates and assumptions developed in-house, which reflect what a market participant would use to determine fair value.  At December 31, 2008, other than $75 million invested in money market funds and included in Cash and cash equivalents, the Company had no material assets or liabilities recorded at fair value outstanding and none outstanding valued using Level 3 inputs.  The money market investments are valued using Level 1 inputs.  As of December 31, 2007, the Company had derivatives in Prepayments and other current assets managing synfuel risk totaling $22.8 million and totaling $2.6 million in other derivative instruments.  In addition, there was $8.9 million in Accrued liabilities related to derivatives managing interest rate risk.

SFAS 159
Also on January 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (SFAS 159).  SFAS 159 permitted entities to choose to measure many financial instruments and certain other items at fair value.  The Company did not choose to apply the option provided in SFAS 159 to any of its eligible items; therefore, its adoption did not have any impact on the Company’s financial statements or results of operations.

Fair Value of Other Financial Instruments
The carrying values and estimated fair values of the Company's other financial instruments follow:
	At December 31,
	2008		2007
(In millions)	Carrying Amount	Est. Fair Value	Carrying Amount	Est. Fair Value
Long-term debt	$1,372.8	$1,251.0	$1,249.0	$1,236.6
Short-term borrowings & notes payable	519.5	519.5	557.0	557.0

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

Because of the customized nature of notes receivable investments and lack of a readily available market, it is not practical to estimate the fair value of these financial instruments at specific dates without considerable effort and costs.  At December 31, 2008 and 2007, the fair value for these financial instruments was not estimated.

18.	Segment Reporting

The Company segregates its operations into three groups: 1) Utility Group, 2) Nonutility Group, and 3) Corporate and Other.

The Utility Group is comprised of Vectren Utility Holdings, Inc.’s operations, which consist of the Company’s regulated operations and other operations that provide information technology and other support services to those regulated operations.  The Company segregates its regulated operations into a Gas Utility Services operating segment and an Electric Utility Services operating segment.  The Gas Utility Services segment provides natural gas distribution and transportation services to nearly two-thirds of Indiana and to west central Ohio.  The Electric Utility Services segment provides electric distribution services primarily to southwestern Indiana, and includes the Company’s power generating and wholesale power operations.  The Company manages its regulated operations as separated between Energy Delivery, which includes the gas and electric transmission and distribution functions, and Power Supply, which includes the power generating and wholesale power operations.  In total, regulated operations supply natural gas and /or electricity to over one million customers.

The Nonutility Group is comprised of one operating segment that includes various subsidiaries and affiliates investing in energy marketing and services, coal mining, and energy infrastructure services, among other energy-related opportunities.

Corporate and Other includes unallocated corporate expenses such as advertising and charitable contributions, among other activities, that benefit the Company’s other operating segments.  Net income is the measure of profitability used by management for all operations.

Information related to the Company’s business segments is summarized below:
	Year Ended December 31,
(In millions)	2008	2007	2006
Revenues
Utility Group
Gas Utility Services	$1,432.7	$1,269.4	$1,232.5
Electric Utility Services	524.2	487.9	422.2
Other Operations	36.8	40.4	36.6
Eliminations	(35.0)	(38.7)	(34.8)
Total Utility Group	1,958.7	1,759.0	1,656.5
Nonutility Group	664.7	643.4	503.2
Eliminations	(138.7)	(120.5)	(118.1)
Consolidated Revenues	$2,484.7	$2,281.9	$2,041.6
Profitability Measures - Net Income
Gas Utility Services	$53.3	$41.7	$41.5
Electric Utility Services	50.7	52.6	41.6
Other Operations	7.1	12.2	8.3
Utility Group Net Income	111.1	106.5	91.4
Nonutility Group Net Income	18.9	37.0	18.1
Corporate & Other Net Loss	(1.0)	(0.4)	(0.7)
Consolidated Net Income	$129.0	$143.1	$108.8

Amounts Included in Profitability Measures
Depreciation & Amortization
Utility Group
Gas Utility Services	$74.1	$70.6	$67.6
Electric Utility Services	68.5	66.0	61.8
Other Operations	22.9	21.8	21.9
Total Utility Group	165.5	158.4	151.3
Nonutility Group	26.8	26.4	21.0
Consolidated Depreciation & Amortization	$192.3	$184.8	$172.3

	Year Ended December 31,
(In millions)	2008	2007	2006
Interest Expense
Utility Group
Gas Utility Services	$42.0	$39.8	$40.7
Electric Utility Services	32.0	29.6	28.6
Other Operations	5.9	11.2	8.2
Total Utility Group	79.9	80.6	77.5
Nonutility Group	17.3	21.9	20.0
Corporate & Other	0.6	(1.5)	(1.9)
Consolidated Interest Expense	$97.8	$101.0	$95.6

Income Taxes
Utility Group
Gas Utility Services	$35.5	$33.2	$22.6
Electric Utility Services	32.0	38.0	25.3
Other Operations	0.1	(4.5)	(0.2)
Total Utility Group	67.6	66.7	47.7
Nonutility Group	9.5	10.5	(17.6)
Corporate & Other	(1.0)	(1.2)	0.2
Consolidated Income Taxes	$76.1	$76.0	$30.3
Capital Expenditures
Utility Group
Gas Utility Services	$110.4	$128.9	$76.8
Electric Utility Services	172.0	134.7	156.8
Other Operations	29.6	36.4	24.8
Non-cash costs & changes in accruals	(8.3)	(0.2)	(11.8)
Total Utility Group	303.7	299.8	246.6
Nonutility Group	87.3	34.7	34.8
Consolidated Capital Expenditures	$391.0	$334.5	$281.4

	At December 31,
(In millions)	2008	2007
Assets
Utility Group
Gas Utility Services	$2,204.7	$2,287.4
Electric Utility Services	1,462.1	1,369.2
Other Operations, net of eliminations	171.3	(12.9)
Total Utility Group	3,838.1	3,643.7
Nonutility Group	780.1	704.1
Corporate & Other	737.5	450.3
Eliminations	(722.8)	(501.7)
Consolidated Assets	$4,632.9	$4,296.4

19.	Additional Balance Sheet & Statement of Income Information

Prepayments and other current assets in the Consolidated Balance Sheets consist of the following:

	At December 31,
(In millions)	2008	2007
Prepaid gas delivery service	$75.0	$65.2
Deferred income taxes	8.2	29.9
Synfuels related derivatives	-	22.8
Prepaid taxes	14.1	9.8
Other prepayments & current assets	27.3	32.8
Total prepayments & other current assets	$124.6	$160.5

Accrued liabilities in the Consolidated Balance Sheets consist of the following:

	At December 31,
(In millions)	2008	2007
Refunds to customers & customer deposits	$45.5	$43.7
Accrued taxes	46.3	34.2
Accrued interest	19.2	17.4
Asset retirement obligation	7.2	9.5
Accrued salaries & other	56.8	67.0
Total accrued liabilities	$175.0	$171.8

Other Utility and Corporate Investments in the Consolidated Balance Sheets consist of the following:

	At December 31,
(In millions)	2008	2007
Cash surrender value of life insurance policies	$19.8	$18.2
Municipal bond	4.5	4.7
Restricted cash	-	2.2
Other investments	1.4	1.2
Total other investments	$25.7	$26.3

Equity in earnings of unconsolidated affiliates in the Consolidated Statements of Income consists of the following:
	Year Ended December 31,
(In millions)	2008	2007	2006
ProLiance Holdings , LLC	$39.5	$41.0	$35.3
Haddinton Energy Partners, LP	(0.2)	(0.2)	0.3
Pace Carbon Synfuels, LP	-	(20.0)	(17.8)
Other	(1.9)	2.1	(0.8)
Total equity in earnings of unconsolidated affiliates	$37.4	$22.9	$17.0

Other – net in the Consolidated Statements of Income consists of the following:
	Year Ended December 31,
(In millions)	2008	2007	2006
AFUDC & capitalized interest	$6.2	$6.3	$5.3
Interest income	2.3	2.9	4.0
Synfuel-related activity	-	23.4	(11.4)
Commerical real estate impairment charge	(5.2)	-	-
Broadband charges	-	0.1	(1.9)
Cash surrender value of life insurance policies	(2.8)	0.6	0.8
All other income	1.6	3.5	0.5
Total other – net	$2.1	$36.8	$(2.7)

20.	Impact of Recently Issued Accounting Guidance

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

SFAS 160
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an Amendment of ARB No. 51” (SFAS 160).  SFAS 160 establishes accounting and reporting standards that require that the ownership percentages in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented separately from the parent’s equity in the equity section of the consolidated balance sheet; the amount of consolidated net income attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the consolidated income statement; that changes in the parent’s ownership interest while it retains control over its subsidiary be accounted for consistently; that when a subsidiary is deconsolidated, any retained noncontrolling equity investment be initially measured at fair value; and that sufficient disclosure is made to clearly identify and distinguish between the interests of the parent and the noncontrolling owners.  SFAS 160 applies to all entities that prepare consolidated financial statements, except for non-profit entities.  SFAS 160 is effective for fiscal years beginning after December 31, 2008.  Early adoption is not permitted.  The Company will adopt SFAS 160 on January 1, 2009, and the impact is not expected to be material to the Company’s financial position or results of operations.

SFAS 161
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133” (SFAS 161).  SFAS 161 enhances the current disclosures under SFAS 133 and requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation in order to better convey the purpose of derivative use in terms of the risks that the entity is intending to manage.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  Tabular disclosure of fair value amounts and gains and losses on derivative instruments and related hedged items is required.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged.  The Company will adopt SFAS 161 on January 1, 2009, and the impact is not expected to be material to the Company’s financial position or results of operations.

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

FSP EITF 03-6-1
In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1). FSP EITF 03-6-1 clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008.  The Company will adopt FSP EITF 03-6-1on January 1, 2009, and the impact is not expected to be material to the Company’s financial position or results of operations.

21.	Quarterly Financial Data (Unaudited)

Information in any one quarterly period is not indicative of annual results due to the seasonal variations common to the Company’s utility operations.  Summarized quarterly financial data for 2008 and 2007 follows:

(In millions, except per share amounts)	Q1	Q2	Q3	Q4
2008
Operating revenues	$902.1	$463.9	$411.4	$707.3
Operating income	108.8	33.0	43.2	78.4
Net income	64.0	4.7	23.2	37.1
Earnings per share:
Basic	$0.84	$0.06	$0.29	$0.46
Diluted	0.84	0.06	0.29	0.46
2007
Operating revenues	$834.0	$421.7	$381.4	$644.8
Operating income	95.6	39.7	45.1	80.1
Net income	70.1	16.0	17.1	39.9
Earnings per share:
Basic	$0.92	$0.21	$0.23	$0.53
Diluted	0.92	0.21	0.22	0.52

ITEM 9.  CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Changes in Internal Controls over Financial Reporting

During the quarter ended December 31, 2008, there have been no changes to the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2008, the Company conducted an evaluation under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness and the design and operation of the Company's disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of December 31, 2008, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is:
1)	recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and
2)	accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Vectren Corporation’s management is responsible for establishing and maintaining adequate internal control over financial reporting.  Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation under the framework in Internal Control — Integrated Framework, the Company concluded that its internal control over financial reporting was effective as of December 31, 2008.

The effectiveness of internal control over financial reporting as of December 31, 2008, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this annual report.

ITEM 9B.  OTHER INFORMATION

None.
PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Part III, Item 10 of this Form 10-K is incorporated by reference herein, and made part of this Form 10-K, from the Company's Proxy Statement for its 2009 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, within 120 days after the end of the fiscal year.  The Company’s executive officers are the same as those named executive officers detailed in the Proxy Statement.

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

ITEM 11.  EXECUTIVE COMPENSATION

Information required by Part III, Item 11 of this Form 10-K is incorporated by reference herein, and made part of this Form 10-K, from the Company's Proxy Statement for its 2009 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, within 120 days after the end of the fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT   AND RELATED STOCKHOLDER MATTERS

Except with respect to equity compensation plan information of the Registrant, which is included herein, the information required by Part III, Item 12 of this Form 10-K is incorporated by reference herein, and made part of this Form 10-K, from the Company's Proxy Statement for its 2009 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, within 120 days after the end of the fiscal year.

Shares Issuable under Share-Based Compensation Plans

As of December 31, 2008, the following shares were authorized to be issued under share-based compensation plans:

	A		B		C
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)

Equity compensation plans approved by
security holders	1,335,214	(1)	$ 23.95	(1)	2,564,107	(2)
Equity compensation plans not approved
by security holders	-		-		-
Total	1,335,214		$ 23.95		2,564,107

(1)	Includes the following Vectren Corporation Plans: Vectren Corporation At-Risk Compensation Plan and 1994 SIGCORP Stock Option Plan.
(2)
Future issuances of shares awards can only be made under the Vectren Corporation At-Risk Plan.  Shares available for issuance under the At-Risk Plan have been reduced by the issuance of 234,450 restricted units approved by the board of directors’ Compensation Committee on February 11, 2009.  In addition, on February 11, 2009, participants forfeited 56,905 shares related to awards measured during the three year performance period ending December 31, 2008, and shares available for future issue have been increased by that amount.

The SIGCORP stock option plan was approved by SIGCORP common shareholders prior to the merger forming Vectren.  The At-Risk Compensation plan was approved by Vectren Corporation common shareholders after the merger forming Vectren and was reapproved at the 2006 annual meeting of shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by Part III, Item 13 of this Form 10-K is incorporated by reference herein, and made part of this Form 10-K, from the Company's Proxy Statement for its 2009 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, within 120 days after the end of the fiscal year.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by Part III, Item 14 of this Form 10-K is incorporated by reference herein, and made part of this Form 10-K, from the Company's Proxy Statement for its 2009 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, within 120 days after the end of the fiscal year.

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

Supplemental Schedules
For the years ended December 31, 2008, 2007, and 2006, the Company’s Schedule II -- Valuation and Qualifying Accounts Consolidated Financial Statement Schedules is presented herein.  The report of Deloitte & Touche LLP on the schedule may be found in Item 8.  All other schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or related notes in Item 8.

SCHEDULE II
Vectren Corporation and Subsidiaries
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Column A	Column B	Column C		Column D	Column E
Additions
	Balance at	Charged	Charged	Deductions	Balance at
	Beginning	to	to Other	from	End of
Description	of Year	Expenses	Accounts	Reserves, Net	Year
(In millions)
VALUATION AND QUALIFYING ACCOUNTS:
Year 2008 – Accumulated provision for
uncollectible accounts	$ 3.7	$ 16.9	$ 0.3	$ 15.3	$ 5.6
Year 2007 – Accumulated provision for
uncollectible accounts	$ 3.3	$ 16.6	$ -	$ 16.2	$ 3.7
Year 2006 – Accumulated provision for
uncollectible accounts	$ 2.8	$ 15.3	$ -	$ 14.8	$ 3.3

Year 2008 – Reserve for impaired
notes receivable	$ 1.7	$ 4.6	$ -	$ -	$ 6.3
Year 2007 – Reserve for impaired
notes receivable	$ 1.6	$ 0.3	$ -	$ 0.2	$ 1.7
Year 2006 – Reserve for impaired
notes receivable	$ 3.4	$ 0.4	$ -	$ 2.2	$ 1.6
OTHER RESERVES:
Year 2008 – Restructuring costs	$ 0.6	$ -	$ -	$ -	$ 0.6
Year 2007 – Restructuring costs	$ 1.7	$ -	$ -	$ 1.1	$ 0.6
Year 2006 – Restructuring costs	$ 2.4	$ -	$ -	$ 0.7	$ 1.7

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

3.2
Code of By-Laws of Vectren Corporation as Most Recently Amended and Restated as of February 27, 2008.  (Filed and designated in Current Report on Form 8-K filed February 27, 2008, File No. 1-15467, as Exhibit 3.1.)

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

4.3
Indenture dated October 19, 2001, among Vectren Utility Holdings, Inc., Indiana Gas Company, Inc., Southern Indiana Gas and Electric Company, Vectren Energy Delivery of Ohio, Inc., and U.S. Bank Trust National Association.  (Filed and designated in Form 8-K, dated October 19, 2001, File No. 1-16739, as Exhibit 4.1); First Supplemental Indenture, dated October 19, 2001, between Vectren Utility Holdings, Inc., Indiana Gas Company, Inc., Southern Indiana Gas and Electric Company, Vectren Energy Delivery of Ohio, Inc., and U.S. Bank Trust National Association.  (Filed and designated in Form 8-K, dated October 19, 2001, File No. 1-16739, as Exhibit 4.2); Second Supplemental Indenture, among Vectren Utility Holdings, Inc., Indiana Gas Company, Inc., Southern Indiana Gas and Electric Company, Vectren Energy Delivery of Ohio, Inc., and U.S. Bank Trust National Association.  (Filed and designated in Form 8-K, dated November 29, 2001, File No. 1-16739, as Exhibit 4.1); Third Supplemental Indenture, among Vectren Utility Holdings, Inc., Indiana Gas Company, Inc., Southern Indiana Gas and Electric Company, Vectren Energy Delivery of Ohio, Inc., and U.S. Bank Trust National Association.  (Filed and designated in Form 8-K, dated July 24, 2003, File No. 1-16739, as Exhibit 4.1); Fourth Supplemental Indenture, among Vectren Utility Holdings, Inc., Indiana Gas Company, Inc., Southern Indiana Gas and Electric Company, Vectren Energy Delivery of Ohio, Inc., and U.S. Bank Trust National Association.  (Filed and designated in Form 8-K, dated November 18, 2005, File No. 1-16739, as Exhibit 4.1).  Form of Fifth Supplemental Indenture, among Vectren Utility Holdings, Inc., Indiana Gas Company, Inc., Southern Indiana Gas & Electric Company, Vectren Energy Delivery of Ohio, Inc., and U.S. Bank Trust National Association. (Filed and designated in Form 8-K, dated October 16, 2006, File No. 1-16739, as Exhibit 4.1).  Sixth Supplemental Indenture, dated March 10, 2008, among Vectren Utility Holdings, Inc., Indiana Gas Company, Inc., Southern Indiana Gas and Electric Company, Vectren Energy Delivery of Ohio, Inc., and U.S. Bank National Association (Filed and designated in Form 8-K, dated March 10, 2008, File No. 1-16739, as Exhibit 4.1)

4.4
Note purchase agreement, dated October 11, 2005, between Vectren Capital Corp. and each of the purchasers named therein.  (Filed designated in Form 10-K for the year ended December 31, 2005, File No. 1-15467, as Exhibit 4.4.)

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

10.4
Vectren Corporation Non-Qualified Deferred Compensation Plan, as amended and restated effective January 1, 2001.  (Filed and designated in Form 10-K, for the year ended December 31, 2001, File No. 1-15467, as Exhibit 10.32.)

10.5	Vectren Corporation Nonqualified Deferred Compensation Plan, effective January 1, 2005. (Filed and designated in Form 8-K dated September 29, 2008, File No. 1-15467, as Exhibit 10.3.)
10.6
Vectren Corporation Unfunded Supplemental Retirement Plan for a Select Group of Management Employees (As Amended and Restated Effective January 1, 2005).(Filed and designated in Form 8-K dated December 17, 2008, File No. 1-15467, as Exhibit 10.1.)

10.7
Vectren Corporation Nonqualified Defined Benefit Restoration Plan (As Amended and Restated Effective January 1, 2005). (Filed and designated in Form 8-K dated December 17, 2008, File No. 1-15467, as Exhibit 10.2.)

10.8
Vectren Corporation Change in Control Agreement between Vectren Corporation and Niel C. Ellerbrook dated as of March 1, 2005.  (Filed and designated in Form 8-K dated March 1, 2005, File No. 1-15467, as Exhibit 99.1.).  Amendment Number One to the Vectren Corporation Change in Control Agreement, effective as of March 1, 2005 between Vectren Corporation and Niel C. Ellerbrook (Filed and designated in Form 8-K dated September 29, 2008, File No. 1-15467, as Exhibit 10.1.)

10.9
Vectren Corporation At Risk Compensation Plan specimen restricted stock grant agreement for officers, effective January 1, 2006.  (Filed and designated in Form 8-K, dated February 27, 2006, File No. 1-15467, as Exhibit 99.1.)

10.10
Vectren Corporation At Risk Compensation Plan specimen unit award agreement for officers, effective January 1, 2009.  (Filed and designated in Form 8-K, dated February 17, 2009, File No. 1-15467, as Exhibit 10.1.)

10.11
Vectren Corporation At Risk Compensation Plan specimen restricted stock grant agreement for officers, effective January 1, 2008.  (Filed and designated in Form 8-K, dated December 28, 2007, File No. 1-15467, as Exhibit 99.1.)

10.12	Vectren Corporation At Risk Compensation Plan specimen restricted stock units agreeement for officers, effective January 1, 2008. (Filed and designed in Form 8-K, dated December 28, 2007, File No. 1-15467, as Exhibit 99.2.)
10.13
Vectren Corporation At Risk Compensation Plan specimen Stock Option Grant Agreement for officers, effective January 1, 2005.  (Filed and designated in Form 8-K, dated January 1, 2005, File No. 1-15467, as Exhibit 99.2.)

10.14
Vectren Corporation specimen employment agreement dated February 1, 2005.  (Filed and designated in Form 8-K, dated February 1, 2005, File No. 1-15467, as Exhibit 99.1.)  Amendment Number One to the Specimen Vectren Corporation Employment Agreement between Vectren Corporation and Executive Officers (Filed and designated in Form 8-K dated September 29, 2008, File No. 1-15467, as Exhibit 10.2.) The specimen agreements and related amendments differ among named executive officers only to the  extent severance and change in control benefits are provided in the amount of three times base salary and bonus for Messrs. Benkert, Chapman, and Christian and two times for Mr. Doty.

10.15
Life Insurance Replacement Agreement between Vectren Corporation and certain named officers, effective December 31, 2006.  (Filed and designated in Form 8-K, dated December 31, 2006, File No. 1-15467 as Exhibit 99.1.)

10.16
Coal Supply Agreement for Warrick 4 Generating Station between Southern Indiana Gas and Electric Company and Vectren Fuels, Inc., effective January 1, 2009.  (Filed and designated in Form 8-K dated January 5, 2009, File No. 1-15467, as Exhibit 10.1.)

10.17
Coal Supply Agreement for F.B. Culley Generating Station between Southern Indiana Gas and Electric Company and Vectren Fuels, Inc., effective January 1, 2009.  (Filed and designated in Form 8-K dated January 5, 2009, File No. 1-15467, as Exhibit 10.2.)

10.18
Coal Supply Agreement for A.B. Brown Generating Station for 410,000 tons between Southern Indiana Gas and Electric Company and Vectren Fuels, Inc., effective January 1, 2009.  (Filed and designated in Form 8-K dated January 5, 2009, File No. 1-15467, as Exhibit 10.3.)

10.19
Coal Supply Agreement for A.B. Brown Generating Station for 1 million tons between Southern Indiana Gas and Electric Company and Vectren Fuels, Inc., effective January 1, 2009.  (Filed and designated in Form 8-K dated January 5, 2009, File No. 1-15467, as Exhibit 10.4.)

10.20
Gas Sales and Portfolio Administration Agreement between Indiana Gas Company, Inc. and ProLiance Energy, LLC, effective August 30, 2003.  (Filed and designated in Form 10-K, for the year ended December 31, 2003, File No. 1-15467, as Exhibit 10.15.)

10.21
Gas Sales and Portfolio Administration Agreement between Southern Indiana Gas and Electric Company and ProLiance Energy, LLC, effective September 1, 2002.  (Filed and designated in Form 10-K, for the year ended December 31, 2003, File No. 1-15467, as Exhibit 10.16.)

-104- Table of Contents
10.22
Formation Agreement among Indiana Energy, Inc., Indiana Gas Company, Inc., IGC Energy, Inc., Indiana Energy Services, Inc., Citizens Energy Group, Citizens Energy Services Corporation and ProLiance Energy, LLC, effective March 15, 1996.  (Filed and designated in Form 10-Q for the quarterly period ended March 31, 1996, File No. 1-9091, as Exhibit 10-C.)

10.23
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

10.25
Credit Agreement (1 year facility), dated September 11, 2008, among Vectren Capital Corp., as borrower, Vectren Corporation, as guarantor, the lenders named therein, JPMorgan Chase Bank, N.A., and Union Bank of California, N.A., as co-syndication agents, and Bank of America, N.A., as letter of credit issuer and administrative agent. (Filed and designated in Form 8-K dated September 11, 2008, File No. 1-15467, as Exhibit 10.1.)

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

99.1 ProLiance Holdings, LLC Consolidated Financial Statements for the Fiscal Years Ended September 30, 2008, 2007, and 2006. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VECTREN CORPORATION

Dated February 19, 2009                                             /s/ Niel C. Ellerbrook
Niel C. Ellerbrook,
Chairman, Chief Executive Officer, and Director

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in capacities and on the dates indicated.

Signature	Title	Date

/s/ Niel C. Ellerbrook	Chairman, Chief Executive Officer, and Director	February 19, 2009
Niel C. Ellerbrook	(Principal Executive Officer)
/s/ Jerome A. Benkert, Jr.	Executive Vice President and Chief Financial	February 19, 2009
Jerome A. Benkert, Jr.	Officer (Principal Financial Officer)
/s/ M. Susan Hardwick	Vice President, Controller and Assistant Treasurer	February 19, 2009
M. Susan Hardwick	(Principal Accounting Officer)
/s/ John M. Dunn	Director	February 19, 2009
John M. Dunn
/s/ John D. Engelbrecht	Director	February 19, 2009
John D. Engelbrecht
/s/ Anton H. George	Director	February 19, 2009
Anton H. George
/s/ Martin C. Jischke	Director	February 19, 2009
Martin C. Jischke
/s/ Robert L. Koch II	Director	February 19, 2009
Robert L. Koch II
/s/ William G Mays	Director	February 19, 2009
William G. Mays
/s/ J. Timothy McGinley	Director	February 19, 2009
J. Timothy McGinley
/s/ Richard P. Rechter	Director	February 19, 2009
Richard P. Rechter
/s/ R. Daniel Sadlier	Director	February 19, 2009
R. Daniel Sadlier
/s/ Richard W. Shymanski	Director	February 19, 2009
Richard W. Shymanski
/s/ Michael L Smith	Director	February 19, 2009
Michael L Smith
/s/ Jean L. Wojtowicz	Director	February 19, 2009
Jean L. Wojtowicz