Form 10-Q
period 2009-06-30
VECTREN CORP
filed 2009-07-31
CIK 1096385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☒                                                                                                                  Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)                                        Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes    ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock- Without Par Value	81,091,351	June 30, 2009
Class	Number of Shares	Date

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
MISO: Midwest Independent System Operator

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VECTREN CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited – In millions)

	June 30,	December 31,
	2009	2008

ASSETS

Current Assets
Cash & cash equivalents	$55.1	$93.2
Accounts receivable - less reserves of $8.3 &
$5.6, respectively	129.4	226.7
Accrued unbilled revenues	51.8	197.0
Inventories	107.8	131.0
Recoverable fuel & natural gas costs	-	3.1
Prepayments & other current assets	55.6	124.6
Total current assets	399.7	775.6

Utility Plant
Original cost	4,467.5	4,335.3
Less: accumulated depreciation & amortization	1,660.7	1,615.0
Net utility plant	2,806.8	2,720.3

Investments in unconsolidated affiliates	170.0	179.1
Other utility & corporate investments	28.4	25.7
Other nonutility investments	46.1	45.9
Nonutility property - net	429.1	390.2
Goodwill - net	240.8	240.2
Regulatory assets	210.6	216.7
Other assets	33.8	39.2
TOTAL ASSETS	$4,365.3	$4,632.9

The accompanying notes are an integral part of these consolidated condensed financial statements.

VECTREN CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited – In millions)

	June 30,	December 31,
	2009	2008

LIABILITIES & SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$119.9	$266.1
Accounts payable to affiliated companies	27.0	75.2
Refundable fuel & natural gas costs	27.5	4.1
Accrued liabilities	170.9	175.0
Short-term borrowings	88.8	519.5
Current maturities of long-term debt	0.5	0.4
Long-term debt subject to tender	10.0	80.0
Total current liabilities	444.6	1,120.3

Long-term Debt - Net of Current Maturities &
Debt Subject to Tender	1,608.0	1,247.9

Deferred Income Taxes & Other Liabilities
Deferred income taxes	380.5	353.4
Regulatory liabilities	319.7	315.1
Deferred credits & other liabilities	237.6	244.6
Total deferred credits & other liabilities	937.8	913.1

Commitments & Contingencies (Notes 8, 10-12)

Common Shareholders' Equity
Common stock (no par value) – issued & outstanding
81.1 & 81.0, respectively	662.6	659.1
Retained earnings	724.8	712.8
Accumulated other comprehensive income (loss)	(12.5)	(20.3)
Total common shareholders' equity	1,374.9	1,351.6

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$4,365.3	$4,632.9

The accompanying notes are an integral part of these consolidated condensed financial statements.

VECTREN CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited – In millions, except per share data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
OPERATING REVENUES
Gas utility	$139.1	$224.9	$666.5	$858.5
Electric utility	132.7	127.2	257.7	254.4
Nonutility revenues	103.7	111.8	246.5	253.1
Total operating revenues	375.5	463.9	1,170.7	1,366.0
OPERATING EXPENSES
Cost of gas sold	58.0	143.8	412.6	605.8
Cost of fuel & purchased power	50.3	48.5	97.3	94.5
Cost of nonutility revenues	43.3	52.1	117.5	147.4
Other operating	125.3	124.7	248.0	240.5
Depreciation & amortization	53.0	47.4	104.4	94.8
Taxes other than income taxes	13.2	14.4	36.7	41.2
Total operating expenses	343.1	430.9	1,016.5	1,224.2
OPERATING INCOME	32.4	33.0	154.2	141.8
OTHER INCOME
Equity in earnings (losses) of unconsolidated affiliates	(23.3)	(6.5)	(10.7)	7.5
Other income – net	4.1	3.1	6.5	6.1
Total other income (loss)	(19.2)	(3.4)	(4.2)	13.6

INTEREST EXPENSE	25.5	23.2	48.2	48.5

INCOME (LOSS) BEFORE INCOME TAXES	(12.3)	6.4	101.8	106.9

INCOME TAXES	(5.6)	1.7	35.7	38.2

NET INCOME (LOSS)	$(6.7)	$4.7	$66.1	$68.7

AVERAGE COMMON SHARES OUTSTANDING	80.7	76.2	80.7	76.1
DILUTED COMMON SHARES OUTSTANDING	80.7	76.6	80.7	76.3

EARNINGS (LOSS) PER SHARE OF COMMON STOCK:
BASIC	$(0.08)	$0.06	$0.82	$0.90
DILUTED	$(0.08)	$0.06	$0.82	$0.89

DIVIDENDS DECLARED PER SHARE OF
COMMON STOCK	$0.34	$0.33	$0.67	$0.65

The accompanying notes are an integral part of these consolidated condensed financial statements.

VECTREN CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited – In millions)

	Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$66.1	$68.7
Adjustments to reconcile net income to cash from operating activities:
Depreciation & amortization	104.4	94.8
Deferred income taxes & investment tax credits	20.5	18.9
Equity in (earnings) loss of unconsolidated affiliates	10.7	(7.5)
Provision for uncollectible accounts	9.4	8.9
Expense portion of pension & postretirement periodic benefit cost	5.9	3.9
Other non-cash charges - net	(0.8)	7.2
Changes in working capital accounts:
Accounts receivable & accrued unbilled revenues	232.3	132.0
Inventories	23.8	25.7
Recoverable/refundable fuel & natural gas costs	26.5	(32.3)
Prepayments & other current assets	67.5	41.2
Accounts payable, including to affiliated companies	(185.2)	(48.2)
Accrued liabilities	(2.6)	18.2
Unconsolidated affiliate dividends	10.9	9.1
Changes in noncurrent assets	5.0	3.9
Changes in noncurrent liabilities	(26.5)	(13.6)
Net cash flows from operating activities	367.9	330.9
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from:
Issuance of common stock	-	124.9
Long-term debt, net of issuance costs	290.8	171.2
Stock option exercises & other	3.1	-
Requirements for:
Dividends on common stock	(54.1)	(49.4)
Retirement of long-term debt	(1.7)	(103.3)
Other financing activities	-	(0.2)
Net change in short-term borrowings	(430.7)	(311.8)
Net cash flows from financing activities	(192.6)	(168.6)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from:
Other collections	1.1	4.3
Requirements for:
Capital expenditures, excluding AFUDC equity	(213.6)	(164.4)
Unconsolidated affiliate investments	(0.1)	(0.1)
Other investments	(0.8)	(10.7)
Net cash flows from investing activities	(213.4)	(170.9)
Net change in cash & cash equivalents	(38.1)	(8.6)
Cash & cash equivalents at beginning of period	93.2	20.6
Cash & cash equivalents at end of period	$55.1	$12.0

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

Indiana Gas provides energy delivery services to over 560,000 natural gas customers located in central and southern Indiana.  SIGECO provides energy delivery services to over 140,000 electric customers and approximately 110,000 gas customers located near Evansville in southwestern Indiana.  SIGECO also owns and operates electric generation to serve its electric customers and optimizes those assets in the wholesale power market.  Indiana Gas and SIGECO generally do business as Vectren Energy Delivery of Indiana.  The Ohio operations provide energy delivery services to approximately 315,000 natural gas customers located near Dayton in west central Ohio.  The Ohio operations are owned as a tenancy in common by Vectren Energy Delivery of Ohio, Inc. (VEDO), a wholly owned subsidiary of Utility Holdings (53 percent ownership), and Indiana Gas (47 percent ownership).  The Ohio operations generally do business as Vectren Energy Delivery of Ohio.

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

The interim consolidated condensed financial statements included in this report have been prepared by the Company, without audit, as provided in the rules and regulations of the Securities and Exchange Commission and include a review of subsequent events, as that term is defined in SFAS 165, through July 31, 2009, the date the financial statements were issued.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted as provided in such rules and regulations.  The information in this report reflects all adjustments which are, in the opinion of management, necessary to fairly state the interim periods presented, inclusive of adjustments that are normal and recurring in nature.  These consolidated condensed financial statements and related notes should be read in conjunction with the Company’s audited annual consolidated financial statements for the year ended December 31, 2008, filed with the Securities and Exchange Commission on February 19, 2009, on Form 10-K.  Because of the seasonal nature of the Company’s utility operations, the results shown on a quarterly basis are not necessarily indicative of annual results.

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

3.	Comprehensive Income

Comprehensive income consists of the following:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In millions)	2009	2008	2009	2008
Net income (loss)	$(6.7)	$4.7	$66.1	$68.7
Comprehensive income (loss) of unconsolidated affiliates	35.2	(14.6)	13.2	(24.7)
Cash flow hedges
Unrealized gains/(losses)	-	-	0.1	-
Reclassifications to net income (loss)	-	(0.1)	(0.1)	(0.2)
Income taxes	(14.3)	5.8	(5.3)	9.8
Total comprehensive income (loss)	$14.2	$(4.2)	$74.0	$53.6

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

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In millions, except per share data)	2009	2008	2009	2008

Numerator:
Reported net income (loss)	$(6.7)	$4.7	$66.1	$68.7
Less: Income allocated to participating share-based securities	-	-	(0.1)	(0.1)
Reported net income (Basic & Diluted EPS)	$(6.7)	$4.7	$66.0	$68.6

Denominator:
Weighted average common shares outstanding (Basic EPS)	80.7	76.2	80.7	76.1
Equity forward contract	-	0.3	-	0.1
Conversion of stock options	-	0.1	-	0.1
Adjusted weighted average shares outstanding and
assumed conversions outstanding (Diluted EPS)	80.7	76.6	80.7	76.3

Basic earnings per share	$(0.08)	$0.06	$0.82	$0.90
Diluted earnings per share	$(0.08)	$0.06	$0.82	$0.89

For the three and six months ended June  30, 2009, options to purchase 1,329,562 and 906,645, respectively, of additional shares of the Company’s common stock were outstanding, but were not included in the computation of diluted EPS because their effect would be antidilutive.  The exercise prices for these options ranged from $22.37 to $27.15 for the three months ended June 30, 2009 and $22.54 to $27.15 for the six months ended June 30, 2009.  For the three and six months ended June 30, 2008, all options were dilutive.

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

Of the approximate 81 million shares outstanding as of June 30, 2009, unvested share-based payment awards that contain rights to nonforfeitable dividends comprise less than one percent.  The Company prospectively changed share-based payment awards such that dividends on awards granted in 2009 and beyond are subject to forfeiture.

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

Net Periodic Benefit Cost
A summary of the components of net periodic benefit cost follows:

	Three Months Ended June 30,
	Pension Benefits		Other Benefits
(In millions)	2009	2008	2009	2008
Service cost	$1.6	$1.5	$0.1	$0.1
Interest cost	3.9	3.8	1.1	1.0
Expected return on plan assets	(4.1)	(4.1)	(0.1)	(0.1)
Amortization of prior service cost	0.4	0.4	(0.2)	(0.2)
Amortization of transitional obligation	-	-	0.3	0.3
Amortization of actuarial loss	0.6	-	0.1	-
Net periodic benefit cost	$2.4	$1.6	$1.3	$1.1

	Six Months Ended June 30,
	Pension Benefits		Other Benefits
(In millions)	2009	2008	2009	2008
Service cost	$3.2	$3.0	$0.2	$0.2
Interest cost	7.9	7.6	2.2	2.0
Expected return on plan assets	(8.2)	(8.2)	(0.2)	(0.2)
Amortization of prior service cost	0.8	0.8	(0.4)	(0.4)
Amortization of transitional obligation	-	-	0.6	0.6
Amortization of actuarial loss	1.1	-	0.2	-
Net periodic benefit cost	$4.8	$3.2	$2.6	$2.2

Employer Contributions to Qualified Pension Plans
Currently, the Company expects to contribute approximately $28 million to its pension plan trusts for 2009.  Through June 30, 2009, contributions of $14.3 million have been made to the pension plan trusts.

6.	Excise and Utility Receipts Taxes

Excise taxes and a portion of utility receipts taxes are included in rates charged to customers.  Accordingly, the Company records these taxes received as a component of operating revenues, which totaled $5.8 million and $7.2 million in the three months ended June 30, 2009 and 2008, respectively.  For the six months ended June 30, 2009 and 2008, these taxes totaled $21.7 million and $26.7 million, respectively.  Expenses associated with excise and utility receipts taxes are recorded as a component of Taxes other than income taxes.

7.	Accruals for Utility & Nonutility Plant

As of June 30, 2009 and December 31, 2008, the Company has accruals related to utility and nonutility plant purchases totaling approximately $26.8 million and $35.5 million, respectively.

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

Summarized Financial Information
Summarized financial information related to ProLiance is presented below:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In millions)	2009	2008	2009	2008
Summarized statement of income information:
Revenues	$300.2	$621.9	$959.0	$1,431.4
Operating income (loss)	(7.4)	(11.1)	13.9	12.1
Charge related to Investment in Liberty Gas Storage	(32.7)	-	(32.7)	-
ProLiance's earnings (loss)	(39.2)	(10.1)	(17.5)	13.5

	As of
	June 30,	December 31,
(In millions)	2009	2008
Summarized balance sheet information:
Current assets	$368.7	$661.5
Noncurrent assets	72.3	104.2
Current liabilities	203.1	514.0
Noncurrent liabilities	3.6	3.6
Members' equity	260.4	295.8
Accumulated other comprehensive income (loss)	(26.1)	(47.7)

Vectren records its 61 percent share of ProLiance’s earnings after income taxes and an interest expense allocation.

Regulatory Matter Resolved
ProLiance self reported to the Federal Energy Regulatory Commission (FERC) in October 2007 possible non-compliance with the FERC’s capacity release policies.  ProLiance has taken corrective actions to assure that current and future transactions are compliant.  During the second quarter of 2009, ProLiance resolved the matter with FERC.  The amount of the penalty was not material to the Company’s consolidated operating results, financial position or cash flows.

Investment in Liberty Gas Storage
Liberty Gas Storage, LLC (Liberty), a joint venture between a subsidiary of ProLiance and a subsidiary of Sempra Energy (SE), is a development project for salt-cavern natural gas storage facilities.  ProLiance is the minority member with a 25 percent interest, which it accounts for using the equity method.  The project was expected to include 17 Bcf of capacity in its north facility (previously referred to as the Sulfur site, located near Sulfur, Louisiana), and an additional 17 Bcf of capacity in its south facility (previously referred to as the Hackberry site, near Hackberry, Louisiana). As more fully described below, it is now expected that only the south facility will be completed by the joint venture. This facility is expected to provide at least 17 Bcf of capacity. The Liberty pipeline system is currently connected with several interstate pipelines, including the Cameron Interstate Pipeline operated by Sempra Pipelines & Storage, and will connect area LNG regasification terminals to an interstate natural gas transmission system and storage facilities.  ProLiance's investment in Liberty is $47.3 million at June 30, 2009, after reflecting the charge discussed below.

In late 2008, SE advised ProLiance that the completion of the phase of Liberty’s development at the north site had been delayed by subsurface and well-completion problems.   Based on testing performed in the second quarter of 2009, SE determined that attempts at corrective measures had been unsuccessful.  At June 30, 2009, Liberty recorded a charge of approximately $132 million to write off the caverns and certain related assets, reflecting SE’s view that it is probable that investments made at the north site will provide no future economic benefit.  As an equity investor in Liberty, ProLiance recorded its share of the charge, totaling $33 million at June 30, 2009.  The Company’s share is $11.9 million after tax, or $0.15 per share. In the Consolidated Statement of Income, the charge is an approximate $20 million reduction to Equity in earning of unconsolidated affiliates and an income tax benefit reflected in Income taxes of approximately $8 million. The charge is not material to the Company’s financial condition.  ProLiance does not expect it to impact its future liquidity or access to capital, nor  is it expected that this situation will impact ProLiance’s ability to meet the needs of its customers.
Transactions with ProLiance
Purchases from ProLiance for resale and for injections into storage for the three months ended June 30, 2009 and 2008 totaled $99.3 million and $236.8 million, respectively, and for the six months ended June 30, 2009 and 2008, totaled $302.3 million and $526.2 million.  Amounts owed to ProLiance at June 30, 2009, and December 31, 2008, for those purchases were $27.0 million and $75.1 million, respectively, and are included in Accounts payable to affiliated companies.  Vectren received regulatory approval on April 25, 2006, from the IURC for ProLiance to provide natural gas supply services to the Company’s Indiana utilities through March 2011.   Amounts charged by ProLiance for gas supply services are established by supply agreements with each utility.
9.	2009 Long-Term Debt Transactions

Put Provisions
Holders of certain debt instruments had the one-time option to put $80 million of debt to the Company during 2009, but that option was not exercised, and the debt has been reclassified as Long-term debt in these consolidated financial statements as of June 30, 2009.  In addition, holders of other debt instruments have the one-time option to put $10 million of debt in 2010, and that debt has been classified as Long-term debt subject to tender in current liabilities.

Utility Holdings 2009 Debt Issuance
On April 7, 2009, Utility Holdings entered into a private placement Note Purchase Agreement pursuant to which institutional investors purchased from Utility Holdings $100 million in 6.28 percent senior unsecured notes due April 7, 2020 (2020 Notes).  The 2020 Notes are guaranteed by Utility Holdings’ three utilities:  SIGECO, Indiana Gas, and VEDO.  These guarantees are full and unconditional and joint and several.  The proceeds from the sale of the 2020 Notes, net of issuance costs, totaled approximately $99.5 million.

The 2020 Notes have no sinking fund requirements, and interest payments are due semi-annually.  The 2020 Notes contain customary representations, warranties and covenants, including a leverage covenant consistent with leverage covenants contained in the Utility Holdings’ $515 million short-term credit facility.

SIGECO 2009 Debt Issuance
On March 26, 2009, SIGECO remarketed the remaining $41.3 million of long-term debt held in treasury at December 31, 2008, receiving proceeds, net of issuance costs of approximately $40.6 million.  The remarketed notes have a variable rate interest rate which is reset weekly and are supported by a standby letter of credit backed by Utility Holdings’ $515 million short-term credit facility.  The notes are collateralized by SIGECO’s utility plant, and $9.8 million are due in 2015 and $31.5 million are due in 2025.  The initial interest rate paid to investors was 0.55 percent.  The equivalent rate of the debt at inception, inclusive of interest, weekly remarketing fees, and letter of credit fees, approximated 1 percent.

Vectren Capital Corp. 2009 Debt Issuance
On March 11, 2009, Vectren and Vectren Capital Corp., its wholly-owned subsidiary (Vectren Capital), entered into a private placement Note Purchase Agreement (the “2009 Note Purchase Agreement”) pursuant to which various institutional investors purchased the following tranches of notes from Vectren Capital: (i) $30 million in 6.37 percent senior notes, Series A due 2014, (ii) $60 million in 6.92 percent senior notes, Series B due 2016 and (iii) $60 million in 7.30 percent senior notes, Series C due 2019. These senior notes are unconditionally guaranteed by Vectren, the parent of Vectren Capital.  These notes have no sinking fund requirements, and interest payments are due semi-annually.  The proceeds from the sale of the notes, net of issuance costs, totaled approximately $149.0 million.

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

10.	Commitments & Contingencies

Guarantees
In the normal course of business, Vectren Corporation issues guarantees supporting the performance of its consolidated subsidiaries as well as its unconsolidated affiliates.  Such guarantees, which contain varying terms, generally allow those subsidiaries and affiliates to execute transactions on more favorable terms than the subsidiaries and affiliates could obtain without such a guarantee.  Guarantees may include posted letters of credit, leasing guarantees, and contract performance guarantees.

Related specifically to guarantees supporting the performance and activities of unconsolidated affiliates, as of June 30, 2009, such guarantees approximated $3 million.   These guarantees relate primarily to arrangements between ProLiance and various natural gas pipeline operators.  The Company has accrued no liabilities for these unconsolidated affiliate guarantees as they were executed prior to the adoption of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”

Legal and Regulatory Proceedings
The Company is party to various legal proceedings and audits and reviews by taxing authorities and other government agencies arising in the normal course of business.  In the opinion of management, there are no legal proceedings or other regulatory reviews or audits pending against the Company that are likely to have a material adverse effect on its financial position, results of operations or cash flows.

11.	Environmental Matters

Clean Air Act
The Clean Air Interstate Rule (CAIR) is an allowance cap and trade program requiring further reductions from coal-burning power plants in NOx emissions beginning January 1, 2009 and SO2 emissions beginning January 1, 2010, with a second phase of reductions in 2015.  On July 11, 2008, the US Court of Appeals for the District of Columbia vacated the federal CAIR regulations.  Various parties filed motions for reconsideration, and on December 23, 2008, the Court reinstated the CAIR regulations and remanded the regulations back to the USEPA for promulgation of revisions in accordance with the Court’s July 11, 2008 Order.  Thus, the original version of CAIR promulgated in March of 2005 remains effective while USEPA revises it per the Court’s guidance.  It is possible that a revised CAIR will require further reductions in NOx and SO2 from SIGECO’s generating units.  SIGECO is in compliance with the current CAIR Phase I annual NOx reduction requirements in effect on January 1, 2009 and is positioned to comply with SO2 reductions effective January 1, 2010.  Utilization of the Company’s inventory of NOx and SO2  allowances may also be impacted if CAIR is further revised; however, most of these allowances were granted to the Company at zero cost, so a reduction in carrying value is not expected.

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

Further, the IURC granted SIGECO authority to invest in an SO2 scrubber at its generating facility that is jointly owned with ALCOA (the Company’s portion is 150 MW).  The order allows SIGECO to recover an approximate 8 percent return on capital investments through a rider mechanism which is periodically updated for actual costs incurred less post in-service depreciation expense.  Through June 30, 2009, the Company has invested approximately $100 million in this project.  The scrubber was placed into service on January 1, 2009.  Recovery through a rider mechanism of associated operating expenses including depreciation expense associated with the scrubber also began on January 1, 2009.  With the SO2 scrubber fully operational, SIGECO is positioned for compliance with the additional SO2 reductions required by Phase I CAIR commencing on January 1, 2010.

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

Climate Change
The U.S. House of Representatives has passed a comprehensive energy bill that includes a carbon cap and trade program where there is a progressive cap on greenhouse gas emissions and an auctioning and subsequent trading of allowances among those that emit greenhouse gases, a federal renewable portfolio standard, and utility energy efficiency targets.  Under the proposed energy bill, the electric power industry will receive 40 percent of the annual allowance allocation at zero cost.  As of the date of this filing, the Senate has not passed a bill, and the bill is not law.
In the absence of federal legislation, several regional initiatives throughout the United States are in the process of establishing regional cap and trade programs.  While no climate change legislation is pending in Indiana, the state is an observer of the Midwestern Regional Greenhouse Gas Reduction Accord, and in the recently completed 2009 session, the state’s legislature debated, but did not pass, a renewable energy portfolio standard.

In advance of a federal or state renewable portfolio standard and with the IURC’s approval, SIGECO recently purchased a  3.2 MW landfill gas generation facility from a related entity that is directly interconnected to the Company’s distribution system and recently executed a long term purchase power commitment for 50 MW of wind energy.  These transactions supplement a 30 MW wind energy purchase power agreement executed in 2008.

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

With respect to insurance coverage, Indiana Gas has settled with all known insurance carriers under insurance policies in effect when these plants were in operation in an aggregate amount approximating $20.8 million.

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

SIGECO has filed a declaratory judgment action against its insurance carriers seeking a judgment finding its carriers liable under the policies for coverage of further investigation and any necessary remediation costs that SIGECO may accrue under the VRP program and/or related to the site subject to the May 2007 lawsuit.  While the total costs that may be incurred in connection with addressing these sites cannot be determined at this time, SIGECO has recorded cumulative costs that it reasonably expects to incur totaling approximately $9.2 million.  With respect to insurance coverage, SIGECO has settled with insurance carriers under insurance policies in effect when these sites were in operation in an aggregate amount of $8.1 million.

Environmental remediation costs related to Indiana Gas’ and SIGECO’s manufactured gas plants and other sites have had a minor impact on results of operations or financial condition since cumulative costs recorded to date approximate PRP and insurance settlement recoveries.  Such cumulative costs are estimated by management using assumptions based on actual costs incurred, the timing of expected future payments, and inflation factors, among others.  While the Company’s utilities have recorded all costs which they presently expect to incur in connection with activities at these sites, it is possible that future events may require some level of additional remedial activities which are not presently foreseen and those costs may not be subject to PRP or insurance recovery.  As of June 30, 2009 and December 31, 2008, approximately $5.1 million and $6.5 million, respectively, of accrued, but not yet spent, remediation costs are included in Other Liabilities related to both the Indiana Gas and SIGECO sites.

12.	Rate & Regulatory Matters

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

The order also adjusted the rate design used to collect the agreed-upon revenue from VEDO's customers.  The order allows for the phased movement toward a straight fixed variable rate design which places substantially all of the fixed cost recovery in the customer service charge.  A straight fixed variable design mitigates most weather risk as well as the effects of declining usage, similar to the Company’s lost margin recovery mechanism, which expired when this new rate design went into effect on February 22, 2009.  In 2008, annual results include approximately $4.3 million of revenue from a lost margin recovery mechanism that does not continue once this base rate increase is in effect.  After year one, nearly 90 percent of the combined residential and commercial base rate margins will be recovered through the customer service charge.  The OCC has filed a request for rehearing on the rate design finding by the PUCO.  The rehearing request mirrors similar requests filed by the OCC in each case where the PUCO has approved similar rate designs, and all such requests have been denied.

With this rate order, the Company has in place for its Ohio gas territory rates that allow for the phased implementation of a straight fixed variable rate design that mitigates both weather risk and lost margin; tracking of bad debt and percent of income payment plan (PIPP) expenses; base rate recovery of pipeline integrity management expense; timely recovery of costs associated with the accelerated replacement of bare steel and cast iron pipes, as well as certain service risers; and expanded conservation programs now totaling up to $5 million in annual expenditures.

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

The Company is typically in a net sales position with MISO as generation capacity is in excess of that needed to serve native load and is from time to time in a net purchase position.  When the Company is a net seller such net revenues are included in Electric Utility revenues and when the Company is a net purchaser such net purchases are included in Cost of fuel and purchased power.  Net positions are determined on an hourly basis.  Since the Company became an active MISO member, its generation optimization strategies primarily involve the sale of excess generation into the MISO day ahead and real-time markets.  Net revenues from wholesale activities included in Electric Utility revenues totaled $3.4 million and $14.9 million in the three months ended June 30, 2009 and 2008 respectively.  For the six months ended June 30, 2009 and 2008, net revenues from wholesale activities included in Electric Utility revenues totaled $16.3 million and $36.3, respectively.

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

The need to expend capital for improvements to the regional transmission system, both to SIGECO’s facilities as well as to those facilities of adjacent utilities, over the next several years is expected to be significant.  Beginning in June 2008, the Company began timely recovering its investment in certain new electric transmission projects that benefit the MISO infrastructure at a FERC approved rate of return.  Such revenues recorded in Electric Utility revenues associated with projects meeting the criteria of MISO’s transmission expansion plans totaled $2.2 million and $0.7 million for the three months ended June 30, 2009 and 2008 respectively.  For the six months ended June 30, 2009 and 2008, revenues recorded in Electric Utility revenues associated with projects meeting the criteria of MISO’s transmission expansion plans totaled $4.3 million and $0.7, respectively.

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

13.	Derivatives

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

When the Company engages in energy contracts and financial contracts that are derivatives and are not subject to the NPNS or other exclusions identified in SFAS 133, such contracts are recorded at market value as current or noncurrent assets or liabilities depending on their value and on when the contracts are expected to be settled.  Contracts and any associated collateral with counter-parties subject to master netting arrangements are presented net in the Consolidated Balance Sheets.  The offset resulting from carrying the derivative at fair value on the balance sheet is charged to earnings unless it qualifies as a hedge or is subject to SFAS 71.  When hedge accounting is appropriate, the Company assesses and documents hedging relationships between the derivative contract and underlying risks as well as its risk management objectives and anticipated effectiveness.  When the hedging relationship is highly effective, derivatives are designated as hedges.  The market value of the effective portion of the hedge is marked to market in accumulated other comprehensive income for cash flow hedges.  Ineffective portions of hedging arrangements are marked to market through earnings.  For fair value hedges, both the derivative and the underlying hedged item are marked to market through earnings.  The offset to contracts affected by SFAS 71 are marked to market as a regulatory asset or liability.  Market value for derivative contracts is determined using quoted market prices from independent sources.  The Company rarely enters into contracts where internal models are used to calculate fair values that have a significant impact the financial statements.

Derivative Use in Risk Mitigation Strategies
Following is a more detailed discussion of activities where the Company may use derivatives to mitigate risk.

Emission Allowance Risk Management
The Company’s wholesale power marketing operations are exposed to price risk associated with emission allowances.  To mitigate this risk, the Company executed call options to hedge wholesale SO2 emission allowance utilization in future periods.  The Company designated and documented these derivatives as cash flow hedges.  At June 30, 2009, a deferred gain of approximately $0.1 million remains in accumulated comprehensive income related to these call options which will be recognized in earnings as emission allowances are utilized.  As of and for the periods reported in these financial statements, ending values and activity relating to emission allowance derivatives affecting the statements of income and cash flows were not significant.

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

The Company’s wholly owned gas retail operations also mitigate price risk associated with forecasted natural gas purchases by using derivatives.  These nonregulated gas retail operations may also from time to time execute weather derivatives to mitigate extreme weather affecting unregulated gas retail sales.

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

As of June 30, 2009 and December 31, 2008, no interest rate swaps were outstanding.  Related to derivative instruments associated with completed debts issuances subject to regulatory oversight, an approximate $7.9 million net regulatory asset remains at June 30, 2009. In the six months ended June 30, 2009 and 2008, $0.1 million and $0.2 million respectively were amortized, decreasing to interest expense.  The Company estimates a $0.3 million reduction to interest expense will occur in 2009 related to the amortization of this net position.

Credit Features
Master agreements in place with certain counterparties contain provisions involving the Company’s credit ratings.  If ratings were to fall below investment grade, counterparties to these arrangements could request immediate payment or demand immediate and ongoing full overnight collateralization on net liability positions.  Currently, contracts to purchase natural gas by the Company’s nonutility retail gas marketer to fulfill its retail sales are the only significant derivative-like instruments impacted by credit contingent features.  Such contracts are subject to the NPNS exclusion.  Generally, the natural gas supply period supported by these arrangements is 60 days, but in some instances, may include forecasted purchases up to 12 months in advance.  If the credit-risk-related contingent features underlying these agreements were triggered, the Company would be required to post approximately $1.6 million of additional collateral at June 30, 2009.

14.	Fair Value Measurements

Financial assets and liabilities and certain nonfinancial assets and liabilities that are revalued at fair value on a recurring basis are valued and disclosed in accordance with SFAS No. 157, “Fair Value Measurements” (SFAS 157).  SFAS 157 defines a hierarchy for disclosing fair value measurements based primarily on the level of public data used in determining fair value.  Level 1 inputs include quoted market prices in active markets for identical assets or liabilities; Level 2 inputs include inputs other than Level 1 inputs that are directly or indirectly observable; and Level 3 inputs include unobservable inputs using estimates and assumptions developed using internal models, which reflect what a market participant would use to determine fair value.  For the balance sheet dates presented in these financial statements, other than $43 million and $75 million invested in money market funds and included in Cash and cash equivalents as of June 30, 2009 and December 31, 2008 respectively, the Company had no material assets or liabilities recorded at fair value outstanding, and none outstanding valued using Level 3 inputs.  The money market investments were valued using Level 1 inputs.

On January 1, 2009, the Company adopted the provisions of SFAS 157 as they relate to nonfinancial assets and nonfinancial liabilities that are measured at fair value on a nonrecurring basis, such as the initial measurement of an asset retirement obligation or the use of fair value in goodwill, intangible assets and long-lived assets impairment tests.  This adoption had no significant impact on the Company’s operating results or financial condition.

FASB Staff Positions on Fair Value Accounting and Disclosure
On June 30, 2009, the Company adopted FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP 107-1).  FSP 107-1 requires disclosure in interim financial statements as well as annual financial statements of fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by FASB Statement No. 107.  The carrying values and estimated fair values of the Company's other financial instruments follow:

	June 30, 2009		December 31, 2008
(In millions)	Carrying Amount	Est. Fair Value	Carrying Amount	Est. Fair Value
Long-term debt	$1,621.5	$1,624.3	$1,372.8	$1,251.0
Short-term borrowings & notes payable	88.8	88.8	519.5	519.5
Cash & cash equivalents	55.1	55.1	93.2	93.2

Certain methods and assumptions must be used to estimate the fair value of financial instruments.  The fair value of the Company's long-term debt was estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for instruments with similar characteristics.  Because of the maturity dates and variable interest rates of short-term borrowings and cash & cash equivalents, those carrying amounts approximate fair value.  Because of the inherent difficulty of estimating interest rate and other market risks, the methods used to estimate fair value may not always be indicative of actual realizable value, and different methodologies could produce different fair value estimates at the reporting date.

Under current regulatory treatment, call premiums on reacquisition of long-term debt are generally recovered in customer rates over the life of the refunding issue or over a 15-year period.  Accordingly, any reacquisition would not be expected to have a material effect on the Company's results of operations.

Because of the customized nature of notes receivable investments and lack of a readily available market, it is not practical to estimate the fair value of these financial instruments at specific dates without considerable effort and cost.  At June 30, 2009 and December 31, 2008, the fair value for these financial instruments was not estimated.   The carrying value of notes receivable, inclusive of any accrued interest and net of impairment reserves, was approximately $16.7 million at both June 30, 2009 and December 31, 2008.

On June 30, 2009, the Company also adopted FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” and FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly.  FSP FAS 115-2 and FAS 124-2, impacts the impairment testing of debt securities held for investment purposes and the presentation and disclosure requirements for debt and equity securities described in FASB Statement 115.   The adoption of these two standards did not have any material impact to the Company’s financial statements.

15.	Impact of Other Newly Adopted and Newly Issued Accounting Principles

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

SFAS 165
The Company adopted Financial Accounting Standards No. 165, “Subsequent Events” (SFAS 165) on June 30, 2009.  In the instance of a public registrant such as the Company, SFAS 165 establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are “issued”, as that term is defined in SFAS 165.   The standard requires the disclosure of the date through which an entity has evaluated subsequent events.  Such disclosure is included in Note 2 to these consolidated financial statements.  The adoption of SFAS 165 did not have a material impact.

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

As of June 30, 2009, the Company has approximately $251.1 million of debt instruments that are supported by a third party credit enhancement feature such as insurance from a monoline insurer or a letter of credit posted by third party that supports the Company’s credit facilities.  It is not anticipated the Company’s valuation techniques will change materially as a result of the adoption of EITF 08-5.

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

16.	Segment Reporting

Information related to the Company’s business segments is summarized below:

	Three Months			Six Months
	Ended June 30,			Ended June 30,
(In millions)	2009		2008	2009		2008
Revenues
Utility Group
Gas Utility Services	$139.1		$224.9	$666.5		$858.5
Electric Utility Services	132.7		127.2	257.7		254.4
Other Operations	10.7		11.7	21.4		23.4
Eliminations	(10.3)		(11.1)	(20.6)		(22.2)
Total Utility Group	272.2		352.7	925.0		1,114.1
Nonutility Group	137.2		144.1	328.4		313.8
Eliminations	(33.9)		(32.9)	(82.7)		(61.9)
Consolidated Revenues	$375.5		$463.9	$1,170.7		$1,366.0

Profitability Measure - Net Income (Loss)
Gas Utility Services	$(3.3)		$(1.9)	$37.9		$40.4
Electric Utility Services	8.3		6.8	20.2		19.4
Other Operations	1.6		3.9	4.7		7.0
Utility Group Net Income	6.6		8.8	62.8		66.8
Nonutility Group Net Income (Loss)	(13.0)	1/	(4.0)	3.5	1/	2.3
Corporate & Other Group Net (Loss)	(0.3)		(0.1)	(0.2)		(0.4)
Consolidated Net Income (Loss)	$(6.7)		$4.7	$66.1		$68.7

1/ Includes an $11.9 million after tax charge associated with ProLiance’s Liberty Gas Storage investment.  See Note 8.

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

Indiana Gas provides energy delivery services to over 560,000 natural gas customers located in central and southern Indiana.  SIGECO provides energy delivery services to over 140,000 electric customers and approximately 110,000 gas customers located near Evansville in southwestern Indiana.  SIGECO also owns and operates electric generation to serve its electric customers and optimizes those assets in the wholesale power market.  Indiana Gas and SIGECO generally do business as Vectren Energy Delivery of Indiana.  The Ohio operations provide energy delivery services to approximately 315,000 natural gas customers located near Dayton in west central Ohio.  The Ohio operations are owned as a tenancy in common by Vectren Energy Delivery of Ohio, Inc. (VEDO), a wholly owned subsidiary of Utility Holdings (53 percent ownership), and Indiana Gas (47 percent ownership).  The Ohio operations generally do business as Vectren Energy Delivery of Ohio.

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

For the three months ended June 30, 2009, there was a consolidated net loss of $6.7 million, or $0.08 per share, compared to earnings of $4.7 million, or $0.06 per share for the three months ended June 30, 2008.  For the six months ended June 30, 2009, consolidated net income was $66.1 million, or $0.82 per share, compared to $68.7 million, or $0.90 per share for the six months ended June 30, 2008.   Excluding the impact of the charge discussed below of $11.9 million after tax, or $0.15 per share, related to ProLiance Holdings, LLC's (ProLiance) investment in Liberty Gas Storage, for the three and six months ended June 30, 2009, there was consolidated net income of $5.2 million, or $0.07 per share, and $78.0 million, or $0.97 per share, respectively.

Charge Related to Liberty Gas Storage

During the three months ended June 30, 2009, the Company recorded its share of a charge related to ProLiance's investment in Liberty Gas Storage, LLC (herein referred to as the Liberty Charge).  In the Consolidated Statement of Income, the impact associated with the Liberty Charge is an approximate $19.9 million reduction to Equity in earning of unconsolidated affiliates and an income tax benefit reflected in Income taxes of approximately $8.0 million. The $11.9  million net after tax, or $0.15 per share, charge is generally consistent with previous disclosures about development issues at the Louisiana site.  More detailed information about ProLiance’s investment in Liberty is included in Note 8 to the consolidated financial statements.
Consolidated Results Excluding the Liberty Charge (See Page 37, Regarding the Use of Non-GAAP Measures)

Net income and earnings per share, excluding the Liberty Charge, in total and by group, for the three and six months ended June 30, 2009 and 2008 follow:

		Three Months		Six Months
		Ended June 30,		Ended June 30,
(In millions, except per share data)		2009	2008	2009	2008
Net income, excluding Liberty Charge		$5.2	$4.7	$78.0	$68.7
Attributed to:	Utility Group	6.6	8.8	62.8	66.8
	Nonutility Group, excluding Liberty Charge	(1.1)	(4.0)	15.4	2.3
	Corporate & other	(0.3)	(0.1)	(0.2)	(0.4)

Basic EPS, excluding the Liberty Charge		$0.07	$0.06	$0.97	$0.90
Attributed to:	Utility Group	0.08	0.12	0.78	0.88
Nonutility Group, excluding Liberty Charge		(0.01)	(0.05)	0.19	0.03
Corporate & other		-	(0.01)	-	(0.01)

For the three months ended June 30, 2009, net income excluding the Liberty Charge was $5.2 million, or $0.07 per share, compared to earnings of $4.7 million, or $0.06 per share for the three months ended June 30, 2008.  For the six months ended June 30, 2009, net income excluding the Liberty Charge was $78.0 million, or $0.97 per share, compared to $68.7 million, or $0.90 per share for the six months ended June 30, 2008.  Year to date, earnings per share are approximately $0.04 per share lower than earnings per share in 2008 due to the increased number of common shares outstanding, resulting from the issuance of common shares in June 2008.

Utility Group

In the second quarter of 2009, the Utility Group’s earnings were $6.6 million compared to $8.8 million in 2008, a decrease of $2.2 million.  Year to date, utility earnings were $62.8 million, or $0.78 per share, compared to $66.8 million, or $0.88 per share, in 2008, a decrease of $4.0 million.  The decreases result primarily from lower large customer usage and lower wholesale power sales, both of which have been impacted by the recession, as well as increased deprecation expense.  Increased revenues associated with regulatory initiatives and warmer weather in June 2009 partially offset these declines.

Nonutility Group

The Nonutility Group’s 2009 second quarter seasonal loss, excluding the Liberty Charge, was $1.1 million compared to a loss of $4.0 million in 2008.  Year to date, nonutility income, excluding the Liberty Charge, was $15.4 million, or $0.19 per share, compared to $2.3 million, or $0.03 per share, in 2008.  An improvement of $3.9 million in the quarter as compared to the prior year is attributable to better results from each of the primarily nonutility business groups.  Primary nonutility business groups are Energy Marketing and Services companies, Coal Mining, and Energy Infrastructure Services companies.

Year to date, nonutility earnings, excluding the Liberty Charge, have increased $13.1 million.  Year to date, Energy Marketing Services’ earnings reflect retail gas marketing earnings $6.1 million higher than the prior year.  Coal mining operations has shown improvement due to new contract pricing effective January 1, 2009, increasing its contribution to earnings approximately $4.5 million.  The remaining year to date increase is primarily due to second quarter 2009 renewable energy project activity at Energy Systems Group, LLC (ESG).
Inclusive of the Liberty Charge, the Nonutility Group incurred a loss of $13.0 million in the three months ended June 30, 2009 and generated net income of $3.5 million for the six months ended June 30, 2009.

Dividends

Dividends declared for the three months ended June 30, 2009, were $0.335 per share compared to $0.325 per share for the same period in 2008.   Dividends declared for the six months ended June 30, 2009, were $0.670 per share compared to $0.650 per share for the same period in 2008.

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

Results of Operations of the Utility Group

The Utility Group is comprised of Utility Holdings’ operations.  The operations of the Utility Group consist of the Company’s regulated operations and other operations that provide information technology and other support services to those regulated operations.  Regulated operations consist of a natural gas distribution business that provides natural gas distribution and transportation services to nearly two-thirds of Indiana and to west central Ohio and an electric transmission and distribution business, which provides electric distribution services primarily to southwestern Indiana, and the Company’s power generating and wholesale power operations.  In total, these regulated operations supply natural gas and/or electricity to over one million customers.  Utility Group operating results before certain intersegment eliminations and reclassifications for the three and six months ended June 30, 2009 and 2008 follow:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In millions, except per share data)	2009	2008	2009	2008
OPERATING REVENUES
Gas utility	$139.1	$224.9	$666.5	$858.5
Electric utility	132.7	127.2	257.7	254.4
Other	0.4	0.6	0.8	1.2
Total operating revenues	272.2	352.7	925.0	1,114.1
OPERATING EXPENSES
Cost of gas sold	58.0	143.8	412.6	605.8
Cost of fuel & purchased power	50.3	48.5	97.3	94.5
Other operating	78.7	74.5	158.0	148.5
Depreciation & amortization	45.0	40.9	88.9	81.6
Taxes other than income taxes	12.6	13.9	35.4	40.1
Total operating expenses	244.6	321.6	792.2	970.5

OPERATING INCOME	27.6	31.1	132.8	143.6

OTHER INCOME - NET	2.5	2.2	4.0	4.2

INTEREST EXPENSE	20.0	19.1	38.7	39.9

INCOME BEFORE INCOME TAXES	10.1	14.2	98.1	107.9

INCOME TAXES	3.5	5.4	35.3	41.1

NET INCOME	$6.6	$8.8	$62.8	$66.8

CONTRIBUTION TO VECTREN BASIC EPS	$0.08	$0.12	$0.78	$0.88

Utility Group Margin
Throughout this discussion, the terms Gas Utility margin and Electric Utility margin are used.  Gas Utility margin is calculated as Gas utility revenues less the Cost of gas.  Electric Utility margin is calculated as Electric utility revenues less Cost of fuel & purchased power.  The Company believes Gas Utility and Electric Utility margins are better indicators of relative contribution than revenues since gas prices and fuel and purchased power costs can be volatile and are generally collected on a dollar-for-dollar basis from customers.

Rate Design Strategies
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

Tracked Operating Expenses
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

Recessionary Impacts
Gas and electric margin generated from sales to large customers (generally industrial and other contract customers) is primarily impacted by overall economic conditions and changes in demand for those customers’ products.  The recent recession has had and may continue to have some negative impact on both gas and electric large customers.  This impact has included, and may continue to include, tempered growth, significant conservation measures, and perhaps even plant closures or bankruptcies.  While no one industrial customer comprises 10 percent of consolidated margin, the top five industrial electric customers comprise approximately 11 percent of electric utility margin in the six months ended June 30, 2009, and therefore any significant decline in their collective margin could adversely impact operating results.  Deteriorating economic conditions may also lead to continued lower residential and commercial customer counts.  Further, resulting from the lower power prices, decreased demand for electricity, and higher coal prices associated with contracts negotiated last year, the Company’s coal fired generation has been dispatched less often by the MISO.  This has resulted in lower wholesale sales, more power being purchased from the MISO for native load requirements, and the likelihood of growing coal inventories.

Following is a discussion and analysis of margin generated from regulated utility operations.

Gas Utility Margin (Gas utility revenues less Cost of gas)
Gas Utility margin and throughput by customer type follows:
	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In millions)	2009	2008	2009	2008
Gas utility revenues	$139.1	$224.9	$666.5	$858.5
Cost of gas sold	58.0	143.8	412.6	605.8
Total gas utility margin	$81.1	$81.1	$253.9	$252.7
Margin attributed to:
Residential & commercial customers	$68.5	$65.4	$221.1	$216.3
Industrial customers	9.3	11.1	24.4	27.8
Other	3.3	4.6	8.4	8.6
Sold & transported volumes in MMDth attributed to:
Residential & commercial customers	12.6	12.5	65.2	70.3
Industrial customers	15.7	20.4	39.8	49.1
Total sold & transported volumes	28.3	32.9	105.0	119.4

For the three and six months ended June 30, 2009 , gas utility margins were $81.1 million and $253.9 million, respectively, and are generally flat compared to the prior year periods.  Among all customer classes, margin increases associated with regulatory initiatives including the full impact of the Vectren North base rate increase effective in February 14, 2008 and the Vectren Ohio base rate increase effective February 22, 2009, were $2.8 million quarter over quarter and $6.3 million year to date.  Increases were offset by impacts of the recession.  During the quarter, management estimates a $1.4 million decrease in industrial customer margin associated with lower volumes sold, and slightly lower residential and commercial customer counts decreased margin approximately $0.5 million.  Year to date, management estimates $3.3 million in industrial customer margin declines and $1.0 million related to lower residential and commercial customer counts.  The impact of operating costs, including revenue and usage taxes, recovered in margin was unfavorable $0.4 million quarter over quarter and unfavorable $0.8 million year over year, reflecting lower revenue taxes offset by higher pass through operating expenses.  The average cost per dekatherm of gas purchased for the six months ended June 30, 2009, was $6.53 compared to $10.07 in 2008.

Electric Utility Margin (Electric Utility revenues less Cost of fuel and purchased power)
Electric Utility margin and volumes sold by customer type follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In millions)	2009	2008	2009	2008

Electric utility revenues	$132.7	$127.2	$257.7	$254.4
Cost of fuel & purchased power	50.3	48.5	97.3	94.5
Total electric utility margin	$82.4	$78.7	$160.4	$159.9
Margin attributed to:
Residential & commercial customers	$55.6	$48.6	$107.6	$99.9
Industrial customers	21.6	19.1	40.3	39.3
Other customers	1.2	5.9	2.8	7.5
Subtotal: retail	$78.4	$73.6	$150.7	$146.7
Wholesale power marketing & transmission system margin	$4.0	$5.1	$9.7	$13.2

Electric volumes sold in GWh attributed to:
Residential & commercial customers	680.5	646.6	1,352.1	1,361.8
Industrial customers	557.4	639.8	1,066.4	1,240.5
Other customers	4.5	17.4	9.6	54.0
Total retail volumes sold	1,242.4	1,303.8	2,428.1	2,656.3

Retail Margin
Electric retail utility margins were $78.4 million and $150.7 million for the three and six months ended June 30, 2009, increases  over the prior periods of $4.8 million and $4.0 million, respectively.  Increased margin among the customer classes associated with returns on pollution control investments totaled $1.4 million quarter over quarter and $1.9 million year to date, and margin associated with tracked costs such as recovery of MISO and pollution control operating expenses increased $3.1 million quarter over quarter and $5.6 million year to date.  Management estimates the impact of weather 23 percent warmer than the prior year to have increased residential and commercial margin $2.4 million in the second quarter and $1.8 million year to date.  Year to date, management also estimates other usage declines associated with the weak economy to have decreased margin approximately $1.4 million for residential and commercial customers and $3.7 million for industrial customers, with $0.4 million of small customer decline and $1.7 million of the industrial customer decline occurring in the second quarter.

Wholesale Power and Transmission System Operation Margin
Generation capacity is from time to time in excess of native load requirements.  The Company markets and sells this unutilized generation to optimize the return on its owned assets.  Substantially all of the margin generated from off-system sales occurs into the MISO Day Ahead and Real Time markets.  The level of off-system sales is primarily affected by market conditions, the level of excess generating capacity, and electric transmission availability.  MISO-related transmission system operation activity includes margin associated with others using the Company's transmission system and returns on electric transmission projects constructed by the Company in its service territory that benefit reliability throughout the region.  Returns associated with these projects meeting the criteria of MISO’s transmission expansion plans began in June 2008 and returns are increasing due to the level of capital invested in qualifying projects.

Further detail of Wholesale and Transmission activity follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In millions)	2009	2008	2009	2008
Off-system sales	$0.4	$3.1	$3.1	$10.3
Transmission system sales	3.6	2.0	6.6	2.9
Total wholesale and transmission	$4.0	$5.1	$9.7	$13.2

For the three and six months ended June 30, 2009, total wholesale margins were $4.0 million and $9.7 million, representing decreases of $1.1 million and $3.5 million, respectively, compared to 2008.

During the second quarter of 2009, margin from off-system sales retained by the Company decreased $2.7 million compared to 2008, bringing the year to date decrease in 2009 compared to 2008 to $7.2 million.  During 2009, the Company experienced lower wholesale power marketing margins due to lower demand and wholesale prices due to the recession, coupled with increased coal costs.  Year to date, off-system sales totaled 406.4 GWh in 2009, compared to 740.3 GWh in 2008.  The base rate case effective August 17, 2007, requires that wholesale margin from off-system sales earned above or below $10.5 million be shared equally with customers as measured on a fiscal year ending in August, and results reflect the impact of that sharing.
Related to transmission system sales, the contribution to margin has increased as expected based upon increased capital invested in projects meeting the criteria of MISO’s transmission expansion plans.  Margin associated with these projects totaled $2.2 million and $4.3 million for the three and six months ended June 30, 2009, respectively, compared to $0.7 million in both the three and six months ended June 30, 2008.

Utility Group Operating Expenses

Other Operating Expenses
For the three and six months ended June 30, 2009, other operating expenses were $78.7 million and $158.0 million, which reflect increases of $4.2 million and $9.5 million, compared to 2008.  Approximately $2.7 million and $7.2 million of the increases result from increased costs directly recovered through utility margin.  Examples of such tracked costs include Ohio bad debts, Indiana gas pipeline integrity management costs, costs to fund Indiana energy efficiency programs, and MISO transmission revenues and costs, among others.  The remaining increase is primarily related to higher levels of bad debt expense associated with the Indiana service territory. Quarter over quarter and year over year, all other operating expenses were generally flat.

Depreciation & Amortization
For the three and six months ended June 30, 2009, depreciation expense was $45.0 million and $88.9 million, which represents increases of $4.1 million and $7.3 million compared to 2008.  Plant additions include the approximate $100 million SO2 scrubber placed into service January 1, 2009, for which depreciation totaling $1.5 million in the quarter and $2.6 million year to date is directly recovered in electric utility margin.

Taxes Other Than Income Taxes
For the three and six months ended June 30, 2009, taxes other than income taxes were $12.6 million and $35.4 million, which reflect decreases of $1.3 million for the quarter and $4.7 million year over year.  The decrease is attributable to lower utility receipts, excise, and usage taxes caused principally by lower gas prices and is tracked in revenues.

Interest Expense

For the three and six months ended June 30, 2009, interest expense was $20.0 million and $38.7 million, which represents an increase of $0.9 million in the quarter and a decrease of $1.2 million compared to 2008.  The increase in the quarter reflects a long term financing transaction completed in the second quarter of 2009 in which VUHI issued $100 million in unsecured eleven year notes with an interest rate of 6.28 percent to institutional investors.  Both periods reflect lower short-term interest rates and lower average short-term debt balances impacted favorably by lower gas costs.

Income Taxes

For the three and six months ended June 30, 2009, federal and state income taxes were $3.5 million and $35.3 million, which represents decreases of $1.9 million and $5.8 million compared to 2008.  The lower taxes are primarily due to lower pretax income.

Environmental Matters

Clean Air Act

The Clean Air Interstate Rule (CAIR) is an allowance cap and trade program requiring further reductions from coal-burning power plants in NOx emissions beginning January 1, 2009 and SO2 emissions beginning January 1, 2010, with a second phase of reductions in 2015.  On July 11, 2008, the US Court of Appeals for the District of Columbia vacated the federal CAIR regulations.  Various parties filed motions for reconsideration, and on December 23, 2008, the Court reinstated the CAIR regulations and remanded the regulations back to the USEPA for promulgation of revisions in accordance with the Court’s July 11, 2008 Order.  Thus, the original version of CAIR promulgated in March of 2005 remains effective while USEPA revises it per the Court’s guidance.  It is possible that a revised CAIR will require further reductions in NOx and SO2 from SIGECO’s generating units.  SIGECO is in compliance with the current CAIR Phase I annual NOx reduction requirements in effect on January 1, 2009 and is positioned to comply with SO2 reductions effective January 1, 2010.  Utilization of the Company’s inventory of NOx and SO2  allowances may also be impacted if CAIR is further revised; however, most of these allowances were granted to the Company at zero cost, so a reduction in carrying value is not expected.

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

Further, the IURC granted SIGECO authority to invest in an SO2 scrubber at its generating facility that is jointly owned with ALCOA (the Company’s portion is 150 MW).  The order allows SIGECO to recover an approximate 8 percent return on capital investments through a rider mechanism which is periodically updated for actual costs incurred less post in-service depreciation expense.  Through June 30, 2009, the Company has invested approximately $100 million in this project.  The scrubber was placed into service on January 1, 2009.  Recovery through a rider mechanism of associated operating expenses including depreciation expense associated with the scrubber also began on January 1, 2009.  With the SO2 scrubber fully operational, SIGECO is positioned for compliance with the additional SO2 reductions required by Phase I CAIR commencing on January 1, 2010.

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

Legislative Actions and Other Climate Change Initiatives
The U.S. House of Representatives has passed a comprehensive energy bill that includes a carbon cap and trade program where there is a progressive cap on greenhouse gas emissions and an auctioning and subsequent trading of allowances among those that emit greenhouse gases, a federal renewable portfolio standard, and utility energy efficiency targets.  Under the proposed energy bill, the electric power industry will receive 40 percent of the annual allowance allocation at zero cost.  As of the date of this filing, the Senate has not passed a bill, and the bill is not law.
In the absence of federal legislation, several regional initiatives throughout the United States are in the process of establishing regional cap and trade programs.  While no climate change legislation is pending in Indiana, the state is an observer of the Midwestern Regional Greenhouse Gas Reduction Accord, and in the recently completed 2009 session, the state’s legislature debated, but did not pass, a renewable energy portfolio standard.

In advance of a federal or state renewable portfolio standard, SIGECO recently purchased a  3.2 MW landfill gas generation facility from a related entity that is directly interconnected to the Company’s distribution system and recently executed a long term purchase power commitment for 50 MW of wind energy.  These transactions supplement a 30 MW wind energy purchase power agreement executed in 2008.

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

With respect to insurance coverage, Indiana Gas has settled with all known insurance carriers under insurance policies in effect when these plants were in operation in an aggregate amount approximating $20.8 million.

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

SIGECO has filed a declaratory judgment action against its insurance carriers seeking a judgment finding its carriers liable under the policies for coverage of further investigation and any necessary remediation costs that SIGECO may accrue under the VRP program and/or related to the site subject to the May 2007 lawsuit.  While the total costs that may be incurred in connection with addressing these sites cannot be determined at this time, SIGECO has recorded cumulative costs that it reasonably expects to incur totaling approximately $9.2 million.  With respect to insurance coverage, SIGECO has settled with insurance carriers under insurance policies in effect when these sites were in operation in an aggregate amount of $8.1 million.

Environmental remediation costs related to Indiana Gas’ and SIGECO’s manufactured gas plants and other sites have had a minor impact on results of operations or financial condition since cumulative costs recorded to date approximate PRP and insurance settlement recoveries.  Such cumulative costs are estimated by management using assumptions based on actual costs incurred, the timing of expected future payments, and inflation factors, among others.  While the Company’s utilities have recorded all costs which they presently expect to incur in connection with activities at these sites, it is possible that future events may require some level of additional remedial activities which are not presently foreseen and those costs may not be subject to PRP or insurance recovery.  As of June 30, 2009 and December 31, 2008, approximately $5.1 million and $6.5 million, respectively, of accrued, but not yet spent, remediation costs are included in Other Liabilities related to both the Indiana Gas and SIGECO sites.

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

The order also adjusted the rate design used to collect the agreed-upon revenue from VEDO's customers.  The order allows for the phased movement toward a straight fixed variable rate design which places substantially all of the fixed cost recovery in the customer service charge.  A straight fixed variable design mitigates most weather risk as well as the effects of declining usage, similar to the Company’s lost margin recovery mechanism, which expired when this new rate design went into effect on February 22, 2009.  In 2008, annual results include approximately $4.3 million of revenue from a lost margin recovery mechanism that does not continue once this base rate increase is in effect.  After year one, nearly 90 percent of the combined residential and commercial base rate margins will be recovered through the customer service charge.  The OCC has filed a request for rehearing on the rate design finding by the PUCO.  The rehearing request mirrors similar requests filed by the OCC in each case where the PUCO has approved similar rate designs, and all such requests have been denied.

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

The Company is typically in a net sales position with MISO as generation capacity is in excess of that needed to serve native load and is from time to time in a net purchase position.  When the Company is a net seller such net revenues are included in Electric Utility revenues and when the Company is a net purchaser such net purchases are included in Cost of fuel and purchased power.  Net positions are determined on an hourly basis.  Since the Company became an active MISO member, its generation optimization strategies primarily involve the sale of excess generation into the MISO day ahead and real-time markets.  Net revenues from wholesale activities included in Electric Utility revenues totaled $3.4 million and $14.9 million in the three months ended June 30, 2009 and 2008 respectively.  For the six months ended June 30, 2009 and 2008, net revenues from wholesale activities included in Electric Utility revenues totaled $16.3 million and $36.3, respectively.

The Company also receives transmission revenue that results from other members’ use of the Company’s transmission system.  These revenues are also included in Electric Utility revenues.  Generally, these transmission revenues along with costs charged by the MISO are considered components of base rates and any variance from that included in base rates is recovered/ refunded through tracking mechanisms.

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

The need to expend capital for improvements to the regional transmission system, both to SIGECO’s facilities as well as to those facilities of adjacent utilities, over the next several years is expected to be significant.  Beginning in June 2008, the Company began timely recovering its investment in certain new electric transmission projects that benefit the MISO infrastructure at a FERC approved rate of return.  Such revenues recorded in Electric Utility revenues associated with projects meeting the criteria of MISO’s transmission expansion plans totaled $2.2 million and $0.7 million for the three months ended June 30, 2009 and 2008 respectively.  For the six months ended June 30, 2009 and 2008, revenues recorded in Electric Utility revenues associated with projects meeting the criteria of MISO’s transmission expansion plans totaled $4.3 million and $0.7, respectively.

One such project currently under construction is an interstate 345 kilovolt transmission line that will connect Vectren’s A B Brown Station to a station in Indiana owned by Duke Energy to the north and to a station in Kentucky owned by Big Rivers Electric Corporation to the south.  Throughout the project, SIGECO is to recover an approximate 10 percent return, inclusive of the FERC approved equity rate of return of 12.38 percent, on capital investments through a rider mechanism which is updated annually for estimated costs to be incurred.  Of the total investment, which is expected to approximate $70 million, as of June 30, 2009, the Company has invested approximately $5.8 million.  The Company expects this project to be operational in 2011.  At that time, any operating expenses including depreciation expense are also expected to be recovered through a FERC approved rider mechanism.  Further, the approval allows for recovery of expenditures made even in the event currently unforeseen difficulties delay or permanently halt the project.

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

Results of Operations of the Nonutility Group

The Nonutility Group operates in three primary business areas: Energy Marketing and Services, Coal Mining, and Energy Infrastructure Services.  Energy Marketing and Services markets and supplies natural gas and provides energy management services.  Coal Mining mines and sells coal.  Energy Infrastructure Services provides underground construction and repair and provides performance contracting and renewable energy services.  There are also other legacy businesses that have invested in energy-related opportunities and services, real estate, and leveraged leases, among other investments.  The Nonutility Group supports the Company’s regulated utilities pursuant to service contracts by providing natural gas supply services, coal, and infrastructure services.  Nonutility Group earnings for the three and six months ended June 30, 2009 and 2008, follow:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In millions, except per share amounts)	2009	2008	2009	2008

NET INCOME (LOSS) EXCLUDING LIBERTY CHARGE	$(1.1)	$(4.0)	$15.4	$2.3

CONTRIBUTION TO VECTREN BASIC EPS	$(0.01)	$(0.05)	$0.19	$0.03

NET INCOME (LOSS) ATTRIBUTED TO:
Energy Marketing & Services (Excluding Liberty Charge)	$(4.7)	$(6.7)	$10.8	$2.3
Mining Operations	0.7	(0.2)	3.4	(1.1)
Energy Infrastructure Services	3.6	2.7	3.0	(0.5)
Other Businesses	(0.7)	0.2	(1.8)	1.6

Inclusive of the Liberty Charge, the Nonutility Group incurred a loss of $13.0 million in the three months ended June 30, 2009 and generated net income of $3.5 million for the six months ended June 30, 2009.   Inclusive of the Liberty Charge, Energy Marketing and Services incurred a net loss of $16.6 million in the three months ended June 30, 2009 and a net loss of $1.1 million for the six months ended June 30, 2009.

Energy Marketing and Services

Energy Marketing and Services results, inclusive of holding company costs, for the quarter ended June 30, 2009, was a loss of $4.7 million compared to a loss of $6.7 million in 2008.  The year to date income in 2009 was $10.8 million compared to earnings of $2.3 million in 2008.  Operating entities contributing to these results include Vectren Source and ProLiance.  Results in 2009 exclude the impact of the Liberty Charge of $11.9 million after tax.

Vectren Source

Vectren Retail, LLC (d/b/a Vectren Source), a wholly owned subsidiary, provides natural gas and other related products and services to customers opting for choice among energy providers.  Vectren Source operated at a seasonal loss of approximately $1.7 million in the second quarter of 2009, compared to a loss of $1.2 million in 2008.  Year to date, Vectren Source earned $6.9 compared to $0.8 million in 2008.  The higher year to date earnings resulted primarily from favorable market conditions over the course of the first quarter as revenues on variable priced sales contracts fell more slowly than gas costs.  Due to the seasonal nature of the retail gas supply business and due to prices charged to customers more fully reflecting the current lower gas prices, such higher earnings are not expected to continue for the remainder of 2009.  Vectren Source’s customer count at June 30, 2009 was approximately 182,000 customers, compared to 152,000 customers at June 30, 2008.
ProLiance

ProLiance Energy, a nonutility energy marketing affiliate of Vectren and Citizens, provides services to a broad range of municipalities, utilities, industrial operations, schools, and healthcare institutions located throughout the Midwest and Southeast United States.  ProLiance’s customers include Vectren’s Indiana utilities and nonutility gas supply operations and Citizens’ utilities.  ProLiance’s primary businesses include gas marketing, gas portfolio optimization, and other portfolio and energy management services.  Consistent with its ownership percentage, Vectren is allocated 61 percent of ProLiance’s profits and losses; however, governance and voting rights remain at 50 percent for each member; and therefore, the Company accounts for its investment in ProLiance using the equity method of accounting.  Vectren received regulatory approval on April 25, 2006, from the IURC for ProLiance to continue to provide natural gas supply services to the Company’s Indiana utilities through March 2011.  For the three months ended June 30, 2009 and 2008, the amounts recorded to Equity in earnings (losses) of unconsolidated affiliates related to ProLiance’s operations excluding the Liberty Charge totaled a loss of $3.2 million and a loss of $6.1 million, respectively.  For the six months ended June 30, 2009 and 2008, the amounts recorded to Equity in earnings (losses) of unconsolidated affiliates related to ProLiance’s operations excluding the Liberty Charge totaled income of $10.1 million and $8.2 million, respectively.

Vectren Energy Marketing and Services, Inc (EMS), a wholly owned subsidiary, holds the Company’s investment in ProLiance.  Within the consolidated entity EMS is responsible for certain financing costs associated with ProLiance and is also responsible for income taxes related to the Company’s portion of ProLiance’s results.  During the three months ended June 30, 2009, results at EMS related to ProLiance were a seasonal loss of $2.7 million compared to a loss of $4.4 million in 2008.  During the six months ended June 30, 2009, results at EMS related to ProLiance were earnings of approximately $4.2 million compared to earnings of $3.3 million in 2008.  These results in 2009 exclude the impact of the Liberty Charge.  The year to date improvement of $0.9 million reflects improving cash to NYMEX spreads during the second quarter.  The first quarter was impacted by lower margin due to lower seasonal spreads locked in last year.  Current year seasonal spreads have improved and will be realized in the fourth quarter of 2009 and the first quarter of 2010.    ProLiance’s storage capacity is 46 BCF compared to 42 BCF at December 31, 2008.
Investment in Liberty Gas Storage

Liberty Gas Storage, LLC (Liberty), a joint venture between a subsidiary of ProLiance and a subsidiary of Sempra Energy (SE), is a development project for salt-cavern natural gas storage facilities.  ProLiance is the minority member with a 25 percent interest, which it accounts for using the equity method.  The project was expected to include 17 Bcf of capacity in its north facility (previously referred to as the Sulfur site, located near Sulfur, Louisiana), and an additional 17 Bcf of capacity in its south facility (previously referred to as the Hackberry site, near Hackberry, Louisiana).  As more fully described below, it is now expected that only the south facility will be completed by the joint venture. This facility is expected to provide at least 17 Bcf of capacity. The Liberty pipeline system is currently connected with several interstate pipelines, including the Cameron Interstate Pipeline operated by Sempra Pipelines & Storage, and will connect area LNG regasification terminals to an interstate natural gas transmission system and storage facilities.  ProLiance's investment in Liberty is $47.3 million at June 30, 2009, after reflecting the charge discussed below.

In late 2008, SE advised ProLiance that the completion of Liberty’s development at the north site had been delayed by subsurface and well-completion problems.   Based on testing performed in the second quarter of 2009, SE determined that attempts at corrective measures had been unsuccessful.  At June 30, 2009, Liberty recorded a charge of approximately $132 million to write off the caverns and certain related assets, reflecting SE’s view that it is probable that investments made at the north site will provide no future economic benefit.  As an equity investor in Liberty, ProLiance recorded its share of the charge, totaling $33 million at June 30, 2009.  The Company’s share is $11.9 million after tax, or $0.15 per share, and is reflected in the June 30, 2009 financial statements. The charge is not material to the Company’s financial condition.  ProLiance does not expect it to impact its future liquidity or access to capital, nor is it expected that this situation will impact ProLiance’s ability to meet the needs of its customers.

Coal Mining

Coal Mining mines and sells coal to the company’s utility operations and to third parties through its wholly owned subsidiary Vectren Fuels, Inc. (Fuels).  Coal Mining, inclusive of holding company costs, earned approximately $0.7 million in the second quarter of 2009, compared to a loss of $0.2 million in 2008.  Year to date, Coal Mining earned $3.4 million compared to a loss of $1.1 million in 2008.  Coal Mining earnings have increased based on new pricing in contracts effective January 1, 2009.  The impact of higher revenues have been somewhat offset by increased costs per ton mined.  This anticipated increase in costs is reflective of efforts to reconfigure the mining operation at Prosperity mine in order to improve future productivity.

The continuing recession has resulted in a recent, but significant, decrease in the demand for and market price of Illinois Basin coal.  The lowered demand is resulting in some build up of coal inventories at most customer locations as well as at Vectren Fuels’ mines as a result of contracts with minimum delivery provisions, which enable the customers to scale back their deliveries within specified limits.  This is expected to result in less 2009 mine production.  Further, Vectren Fuels is currently in a dispute with one customer regarding its purchase contract, and Vectren Fuels is working to resolve the dispute.  As previously reported, the Company began 2009 with a limited amount of production that was unsold. Given the current market conditions, revised expectations for full year 2009 sales are 3.4 to 3.6 million tons, a reduction from the previous expectation of 4.6 to 5.2 million tons.  Further, the growing customer coal inventory levels will likely cause the current demand and supply imbalance to extend into 2010.

The first of two new underground mines located near Vincennes, Indiana is nearing completion.  For testing purposes and to build the initial coal pile, minor coal extraction began early in the third quarter of 2009.   Vectren Fuels expects the initial mine to be in service during the fourth quarter of 2009 with the second mine opening in 2011.  However, Vectren Fuels may continue to change this time table as it evaluates the impacts of current market conditions.  Reserves at the two mines are estimated at 88 million tons of recoverable number-five coal at 11,200 BTU (British thermal units) and less than 6-pound sulfur dioxide.  The reserves at these new mines bring total coal reserves to approximately 119 million tons at June 30, 2009.  Once in production, the two new mines are capable of producing 5 million tons of coal per year.  Of the total $170 million investment management estimates to access the Oaktown reserves, Vectren Fuels has invested approximately $115 million in the new mines through June 30, 2009.

Energy Infrastructure Services

Energy Infrastructure Services results, inclusive of holding company costs, contributed earnings of $3.6 million in the second quarter of 2009 compared to $2.7 million in 2008.  Year to date earnings were $3.0 million in 2009 compared to a loss of $0.5 million in 2008.  Operating entities contributing to these results include Miller Pipeline and Energy Systems Group.

Miller Pipeline

Miller’s 2009 earnings were $1.2 million in the second quarter, compared to $2.0 million in 2008.  Miller earned approximately $0.8 million year to date in 2009, compared to $0.3 million in 2008.  The decline in the second quarter is primarily due to recessionary impacts resulting in smaller margins on projects.  The year over year increase is due to lower interest rates and favorable weather conditions which allowed for more efficient completion of first quarter projects.

Energy Systems Group

ESG’s 2009 earnings were $2.9 million in the second quarter, compared to $1.0 million in 2008.  ESG earned approximately $3.0 million year to date in 2009, compared to a loss of $0.1 million in 2008.   The increase results from the second quarter 2009 sale of a 3.2 MW land fill gas facility located in the Company’s electric  service territory as part of its ongoing renewable energy project development strategy.  The sale to the Company’s electric utility, as a part of its strategy to continue to build a renewable energy portfolio, was approved by the IURC.
At June 30, 2009, ESG’s backlog was $77 million, compared to $49 million at June 30, 2008.   The national focus on a comprehensive energy strategy as evidenced by the Energy Independence and Security Act of 2007 and the American Recovery and Reinvestment Act of 2009 is likely to create favorable conditions for ESG’s growth and resulting earnings.

Other Businesses

For the three and six months ended June 30, 2009, other nonutility businesses, which include legacy real estate and other investments, operated at a loss of $0.7 million and $1.8 million, respectively, compared to income of $0.2 million and $1.6 million in 2008.  The decrease in earnings is primarily due to favorable adjustments recorded in 2008 related to income tax true-ups.

Use of Non-GAAP Performance Measures

Contribution to Vectren’s basic EPS

Per share earnings contributions of the Utility Group, Nonutility Group, and Corporate and Other are presented.  Such per share amounts are based on the earnings contribution of each group included in Vectren’s consolidated results divided by Vectren’s basic average shares outstanding during the period.  The earnings per share of the groups do not represent a direct legal interest in the assets and liabilities allocated to the groups, but rather represent a direct equity interest in Vectren Corporation's assets and liabilities as a whole.  These non-GAAP measures are used by management to evaluate the performance of individual businesses.  Accordingly management believes these measures are useful to investors in understanding each business’ contribution to consolidated earnings per share and analyzing period to period changes.   Reconciliations of these non-GAAP measures to their most closely related GAAP measure of consolidated earnings per share are included throughout this discussion and analysis.

Results Excluding the Liberty Charge

This discussion and analysis contains other non-GAAP financial measures that exclude the charge related to ProLiance’s investment in Liberty Gas Storage, LLC (Liberty Charge).
Management uses consolidated net income, consolidated earnings per share, and Nonutility Group net income, excluding the Liberty Charge, to evaluate its results.   Management believes analyzing underlying business trends is aided by the removal of the Liberty Charge due to the significant impact it has on comparability between the periods reported.   The economic substance to use such non-GAAP measures is that the charge in all cases substantially decreases the performance measures, and the period to period changes do not provide meaningful comparative information regarding typical operating results.

A material limitation associated with the use of these measures excluding the Liberty Charge is that these measures excluding the Liberty charge do not include all costs (i.e. the Liberty Charge) recognized in accordance with GAAP.  Management compensates for this limitation by prominently displaying a reconciliation of these non-GAAP performance measures to their closest GAAP performance measures.  This display also provides financial statement users the option of analyzing results as management does or by analyzing GAAP results.

The following table reconciles consolidated net income, consolidated basic EPS, and Nonutility Group net income to those results excluding the Liberty Charge.

	Three Months Ended June 30, 2009			Six Months Ended June 30, 2009
(In Millions, except EPS)	GAAP-Measure	Less Liberty Charge	Non-GAAP Measure	GAAP-Measure	Less Liberty Charge	Non-GAAP Measure
Consolidated
Net Income(Loss)	$(6.7)	(11.9)	$5.2	$66.1	(11.9)	$78.0
Basic EPS	$(0.08)	(0.15)	$0.07	$0.82	(0.15)	$0.97
Nonutility Group Net Income (Loss)	$(13.0)	(11.9)	$(1.1)	$3.5	(11.9)	$15.4

The non-GAAP financial measures disclosed by the Company should not be considered a substitute for, or superior to, financial measures calculated in accordance with GAAP, and the financial results calculated in accordance with GAAP.

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

SFAS 161

On January 1, 2009, the Company adopted the qualitative and quantitative disclosures required in both interim and annual financial statements described in SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133” (SFAS 161).  SFAS 161 describes enhanced disclosures under SFAS 133 and requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation in order to better convey the purpose of derivative use in terms of the risks that the entity is intending to manage.  These disclosures are included in Note 13 to the consolidated condensed financial statements.

SFAS 165
The Company adopted Financial Accounting Standards No. 165, “Subsequent Events” (SFAS 165) on June 30, 2009.  In the instance of a public registrant such as the Company, SFAS 165 establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are “issued”, as that term is defined in SFAS 165.  The standard requires the disclosure of the date through which an entity has evaluated subsequent events.  Such disclosure is included in Note 2 to these consolidated financial statements.  The adoption of SFAS 165 did not have a material impact.

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

Of the approximate 81 million shares outstanding as of June 30, 2009, unvested share-based payment awards that contain rights to nonforfeitable dividends comprise less than one percent.  The Company recently prospectively changed share-based payment awards such that dividends on awards granted in 2009 and beyond are subject to forfeiture.

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

As of June 30, 2009, the Company has approximately $251.1 million of debt instruments that are supported by a third party credit enhancement feature such as insurance from a monoline insurer or a letter of credit posted by third party that supports the Company’s credit facilities.  It is not anticipated the Company’s valuation techniques will change materially at a result of the adoption of EITF 08-5.

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

FASB Staff Positions on Fair Value Accounting and Disclosure

On June 30, 2009, the Company adopted FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP 107-1).  FSP 107-1 requires disclosure in interim financial statements as well as annual financial statements of fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by FASB Statement No. 107.  The carrying values and estimated fair values of the Company's other financial instruments are included in Note 13 to the consolidated financial statements.

On June 30, 2009, the Company also adopted FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” and FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly.  FSP FAS 115-2 and FAS 124-2, impacts the impairment testing of debt securities held for investment purposes and the presentation and disclosure requirements for debt and equity securities described in FASB Statement 115.   The adoption of these two standards did not have any material impact to the Company’s financial statements.

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

Financial Condition

Within Vectren’s consolidated group, Utility Holdings funds the short-term and long-term financing needs of the Utility Group operations, and Vectren Capital Corp (Vectren Capital) funds short-term and long-term financing needs of the Nonutility Group and corporate operations.  Vectren Corporation guarantees Vectren Capital’s debt, but does not guarantee Utility Holdings’ debt.  Vectren Capital’s long-term and short-term obligations outstanding at June 30, 2009 approximated $333 million and $87 million, respectively.  Utility Holdings’ outstanding long-term and short-term borrowing arrangements are jointly and severally guaranteed by Indiana Gas, SIGECO, and VEDO.  Utility Holdings’ long-term obligations outstanding at June 30, 2009 approximated $922 million.  As of June 30, 2009, Utility Holdings had approximately $43 million of cash invested in money market funds and no material short-term borrowings outstanding.  Additionally, prior to Utility Holdings’ formation, Indiana Gas and SIGECO funded their operations separately, and therefore, have long-term debt outstanding funded solely by their operations.

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

The credit ratings of the senior unsecured debt of Utility Holdings and Indiana Gas, at June 30, 2009, are A-/Baa1 as rated by Standard and Poor's Ratings Services (Standard and Poor’s) and Moody’s Investors Service (Moody’s), respectively.  The credit ratings on SIGECO's secured debt are A/A3.  Utility Holdings’ commercial paper has a credit rating of A-2/P-2.  The current outlook of both Moody’s and Standard and Poor’s is stable.  These ratings and outlooks have not changed since December 31, 2008.  A security rating is not a recommendation to buy, sell, or hold securities.  The rating is subject to revision or withdrawal at any time, and each rating should be evaluated independently of any other rating.  Standard and Poor’s and Moody’s lowest level investment grade rating is BBB- and Baa3, respectively.

The Company’s consolidated equity capitalization objective is 45-55 percent of long-term capitalization.  This objective may have varied, and will vary, depending on particular business opportunities, capital spending requirements, execution of long-term financing plans and seasonal factors that affect the Company’s operations.  The Company’s equity component was 46 percent and 50 percent of long-term capitalization at June 30, 2009 and December 31, 2008, respectively.  Long-term capitalization includes long-term debt, including current maturities and debt subject to tender, as well as common shareholders’ equity.

As of June 30, 2009, the Company was in compliance with all financial covenants.

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

Regarding debt redemptions, they are insignificant for the remainder of 2009 and total $48 million in 2010. In addition, holders of certain debt instruments had the one-time option to put $80 million of debt to the Company during 2009, but that option was not exercised, and the debt has been reclassified as Long-term debt in these consolidated financial statements as of June 30, 2009.  In addition, investors have the one-time option to put $10 million in 2010.

Long-term debt transactions completed in 2009 include a $150 million issuance by Vectren Capital and a $100 million issuance by Vectren Utility Holdings.  SIGECO also recently remarketed $41.3 million of long-term debt.  These transactions are more fully discussed in Note 8 to the financial statements.

Consolidated Short-Term Borrowing Arrangements

At June 30, 2009, the Company had $895 million of short-term borrowing capacity, including $520 million for the Utility Group and $375 million for the wholly owned Nonutility Group and corporate operations.  As reduced by outstanding letters of credit, approximately $478 million was available for the Utility Group operations and approximately $285 million was available for the wholly owned Nonutility Group and corporate operations.  Of the $520 million in Utility Group capacity, $515 million is available through November, 2010; and of the $385 million in Nonutility capacity, $120 million is available through September, 2009 and $255 million is available through November, 2010.

Historically, the Company has funded the short-term borrowing needs of Utility Holdings’ operations through the commercial paper market.  In 2008, the Company’s access to longer term commercial paper was significantly reduced as a result of the turmoil and volatility in the financial markets.  As a result, the Company met working capital requirements through a combination of A2/P2 commercial paper issuances and draws on Utility Holdings’ $515 million commercial paper back-up credit facilities.   Throughout 2009, the Company has been able to place commercial paper without any significant issues.

ProLiance Short-Term Borrowing Arrangements

ProLiance, a nonutility energy marketing affiliate of the Company, has separate borrowing capacity available through a syndicated credit facility.  ProLiance renegotiated a new credit facility with terms to expire June 14, 2010.  The terms of the new facility allow for $315 million of capacity, as adjusted for letters of credit and current inventory and receivable balances. This unutilized capacity, when coupled with internally generated funds, is expected to provide sufficient liquidity to meet ProLiance's operational needs.  As of June 30, 2009 no amounts were outstanding.  The current facility is not guaranteed by Vectren or Citizens.

New Share Issues

The Company may periodically issue new common shares to satisfy the dividend reinvestment plan, stock option plan and other employee benefit plan requirements.  New issuances added additional liquidity of $3.1 million year to date in 2009.  Throughout 2009, new issuances required to meet these various plan requirements are estimated to be approximately $6 million.

Potential Uses of Liquidity

Planned Capital Expenditures & Investments

Utility capital expenditures are estimated at $134 million for the remainder of 2009.  Nonutility capital expenditures and investments, principally for coal mine development, are estimated at $42 million for the remainder of 2009.

Pension and Postretirement Funding Obligations

Due to the recent significant asset value declines experienced by pension plan trusts, asset values for qualified plans as of December 31, 2008 were approximately 61 percent of the projected benefit obligation. In order to increase the funded status, management currently estimates the qualified pension plans require Company contributions of $28 million in 2009.  Under current market conditions, the Company expects funding a lesser level in 2010.  Through June 30, 2009, approximately $14.3 million in contributions were made.

Other Guarantees and Letters of Credit

In the normal course of business, Vectren Corporation issues guarantees supporting the performance of its consolidated subsidiaries as well as its unconsolidated affiliates.  Such guarantees, which contain varying terms, generally allow those subsidiaries and affiliates to execute transactions on more favorable terms than the subsidiaries and affiliates could obtain without such a guarantee.  Guarantees may include posted letters of credit, leasing guarantees, and contract performance guarantees.

Related specifically to guarantees supporting the performance and activities of unconsolidated affiliates, as of June 30, 2009, such guarantees approximated $3 million.   These guarantees relate primarily to arrangements between ProLiance and various natural gas pipeline operators.  The Company has accrued no liabilities for these unconsolidated affiliate guarantees as they were executed prior to the adoption of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”

Credit Contingent Features

Master agreements in place with certain counterparties contain provisions involving the Company’s credit ratings.  If ratings were to fall below investment grade, counterparties to these arrangements could request immediate payment or demand immediate and ongoing full overnight collateralization on net liability positions.  Currently, contracts to purchase natural gas by the Company’s nonutility retail gas marketer to fulfill its retail sales are the only significant derivative-like instruments impacted by credit contingent features.  Such contracts are subject to the NPNS exclusion.  Generally, the natural gas supply period supported by these arrangements is 60 days, but in some instances, may include forecasted purchases up to 12 months in advance.  If the credit-risk-related contingent features underlying these agreements were triggered, the Company would be required to post approximately $1.6 million of additional collateral at June 30, 2009.

Comparison of Historical Sources & Uses of Liquidity

Operating Cash Flow

The Company's primary source of liquidity to fund working capital requirements has been cash generated from operations, which totaled $367.9 million in 2009, compared to $330.9 million in 2008, an increase of $37.0 million.  The increase was primarily due to changes in working capital as well as higher levels of noncash charges including depreciation, deferred income taxes, and the Liberty Charge.

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

During 2009, net cash flow associated with financing activities is reflective of management’s ongoing effort to rely less on short-term borrowing arrangements.  During the six months ended June 30, 2009, the Company’s operating cash flow has been more than sufficient to fund dividends and capital expenditures.  This excess, when coupled with long-term debt transactions completed during 2009, has resulted in the repayment of over $400 million in short term borrowings.

Investing Cash Flow

Cash flow required for investing activities was $213.4 million in 2009 and $170.9 million in 2008.  Capital expenditures are the primary component of investing activities and totaled $213.6 million in 2009, compared to $164.4 million in 2008.  The increase in capital expenditures reflects increased expenditures for coal mine development and also was impacted by the January 2009 ice storm that resulted in approximately $20 million in capital expenditures.

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

ITEM 4.  CONTROLS AND PROCEDURES

Changes in Internal Controls over Financial Reporting

During the quarter ended June 30, 2009, there have been no changes to the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of June 30, 2009, the Company conducted an evaluation under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness and the design and operation of the Company's disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of June 30, 2009, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is:
1)	recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and
2)	accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is party to various legal proceedings and audits and reviews by taxing authorities and other government agencies arising in the normal course of business.  In the opinion of management, there are no legal proceedings or other regulatory reviews or audits pending against the Company that are likely to have a material adverse effect on its financial position, results of operations, or cash flows.  See the notes to the consolidated financial statements regarding commitments and contingencies, environmental matters, rate and regulatory matters.   The consolidated condensed financial statements are included in Part 1 Item 1.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Periodically, the Company purchases shares from the open market to satisfy share requirements associated with the Company’s share-based compensation plans; however, no such open market purchases were made during the quarter ended June 30, 2009.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Vectren’s Annual Meeting of Stockholders was held on May 13, 2009.  At said Annual Meeting, the stockholders voted on the following two proposals:

1.	The election of the Board of Directors of the Company, each to serve for a one-year term or until their successors are duly qualified and elected:
Director	Votes For	Votes Withheld
Carl L. Chapman	71,735,572	1,449,760
John M. Dunn	71,548,747	1,636,585
Niel C. Ellerbrook	71,407,490	1,777,842
Anton H. George	69,725,305	3,460,027
Robert L. Koch II	71,543,111	1,642,221
John D. Engelbrecht	71,720,145	1,465,187
William G. Mays	71,703,292	1,482,040
J. Timothy McGinley	71,788,040	1,397,292
Richard P. Rechter	71,657,576	1,527,756
Michael L. Smith	67,300,137	5,885,195
R. Daniel Sadlier	71,841,355	1,343,977
Jean L. Wojtowicz	71,649,678	1,535,654
Martin C. Jischke	71,561,509	1,623,823

2.	The ratification of the reappointment of Deloitte & Touche LLP (Deloitte) as the independent accountants for the Company and its subsidiaries for 2009:

The stockholders approved Deloitte as the independent accountants by the following votes:
Votes For	Votes Against	Abstentions
72,133,955	636,746	414,634

ITEM 5.  OTHER INFORMATION

See “Management’s Discussion and Analysis of Results of Operations and Financial Condition – Results of Operations of the Nonutility Group – Investment in Liberty Gas Storage” for information regarding a charge related to this investment.

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

VECTREN CORPORATION
Registrant

July 31, 2009	/s/Jerome A. Benkert, Jr.
Jerome A. Benkert, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/M. Susan Hardwick
M. Susan Hardwick
Vice President, Controller and Assistant Treasurer
(Principal Accounting Officer)