Form 10-Q
period 2009-09-30
VECTREN CORP
filed 2009-10-30
CIK 1096385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes    ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock- Without Par Value	81,149,916	September 30, 2009
Class	Number of Shares	Date

Access to Information

Vectren Corporation makes available all SEC filings and recent annual reports free of charge through its website at www.vectren.com as soon as reasonably practicable after electronically filing or furnishing the reports to the SEC, or by request, directed to Investor Relations at the mailing address, phone number, or email address that follows:

Mailing Address: One Vectren Square Evansville, Indiana 47708	Phone Number: (812) 491-4000	Investor Relations Contact: Steven M. Schein Vice President, Investor Relations sschein@vectren.com

Definitions

AFUDC: allowance for funds used during construction	MMBTU: millions of British thermal units
ASC: Accounting Standards Codification FASB: Financial Accounting Standards Board	MW: megawatts MWh / GWh: megawatt hours / thousands of megawatt hours (gigawatt hours)
FERC: Federal Energy Regulatory Commission	NPNS: Normal Purchase or Normal Sale
IDEM: Indiana Department of Environmental Management	OCC: Ohio Office of the Consumer Counselor
IURC: Indiana Utility Regulatory Commission	OUCC: Indiana Office of the Utility Consumer Counselor
MCF / BCF: thousands / billions of cubic feet	PUCO: Public Utilities Commission of Ohio

MDth / MMDth: thousands / millions of dekatherms MISO: Midwest Independent System Operator	USEPA: United States Environmental Protection Agency Throughput: combined gas sales and gas transportation volumes

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VECTREN CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited – In millions)

	September 30,	December 31,
	2009	2008

ASSETS

Current Assets
Cash & cash equivalents	$15.3	$93.2
Accounts receivable - less reserves of $6.0 &
$5.6, respectively	126.8	226.7
Accrued unbilled revenues	46.8	197.0
Inventories	163.6	131.0
Recoverable fuel & natural gas costs	-	3.1
Prepayments & other current assets	109.7	124.6
Total current assets	462.2	775.6

Utility Plant
Original cost	4,530.9	4,335.3
Less: accumulated depreciation & amortization	1,689.4	1,615.0
Net utility plant	2,841.5	2,720.3

Investments in unconsolidated affiliates	172.9	179.1
Other utility & corporate investments	29.6	25.7
Other nonutility investments	46.1	45.9
Nonutility property - net	455.2	390.2
Goodwill - net	240.8	240.2
Regulatory assets	218.8	216.7
Other assets	33.7	39.2
TOTAL ASSETS	$4,500.8	$4,632.9

The accompanying notes are an integral part of these consolidated condensed financial statements.

VECTREN CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited – In millions)

	September 30,	December 31,
	2009	2008

LIABILITIES & SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$135.4	$266.1
Accounts payable to affiliated companies	24.5	75.2
Refundable fuel & natural gas costs	34.1	4.1
Accrued liabilities	154.9	175.0
Short-term borrowings	161.4	519.5
Current maturities of long-term debt	0.3	0.4
Long-term debt subject to tender	10.0	80.0
Total current liabilities	520.6	1,120.3

Long-term Debt - Net of Current Maturities &
Debt Subject to Tender	1,629.4	1,247.9

Deferred Income Taxes & Other Liabilities
Deferred income taxes	432.6	353.4
Regulatory liabilities	322.1	315.1
Deferred credits & other liabilities	232.2	244.6
Total deferred credits & other liabilities	986.9	913.1

Commitments & Contingencies (Notes 8, 10-12)

Common Shareholders' Equity
Common stock (no par value) – issued & outstanding
81.1 & 81.0, respectively	664.0	659.1
Retained earnings	710.1	712.8
Accumulated other comprehensive income (loss)	(10.2)	(20.3)
Total common shareholders' equity	1,363.9	1,351.6

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$4,500.8	$4,632.9

The accompanying notes are an integral part of these consolidated condensed financial statements.

VECTREN CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited – In millions, except per share data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
OPERATING REVENUES
Gas utility	$93.4	$143.9	$759.9	$1,002.4
Electric utility	143.0	147.9	400.7	402.3
Nonutility revenues	113.2	119.6	359.7	372.7
Total operating revenues	349.6	411.4	1,520.3	1,777.4
OPERATING EXPENSES
Cost of gas sold	28.0	80.2	440.6	686.0
Cost of fuel & purchased power	50.1	48.7	147.4	143.2
Cost of nonutility revenues	36.2	51.0	153.7	198.4
Other operating	129.6	127.9	377.6	368.4
Depreciation & amortization	53.9	47.7	158.3	142.5
Taxes other than income taxes	11.3	12.7	48.0	53.9
Total operating expenses	309.1	368.2	1,325.6	1,592.4
OPERATING INCOME	40.5	43.2	194.7	185.0
OTHER INCOME (EXPENSE)
Equity in earnings (losses) of unconsolidated affiliates	(0.6)	21.5	(11.3)	29.0
Other income (loss) – net	4.1	(3.7)	10.6	2.4
Total other income	3.5	17.8	(0.7)	31.4

INTEREST EXPENSE	25.8	23.9	74.0	72.4

INCOME BEFORE INCOME TAXES	18.2	37.1	120.0	144.0

INCOME TAXES	5.8	13.9	41.5	52.1

NET INCOME	$12.4	$23.2	$78.5	$91.9

AVERAGE COMMON SHARES OUTSTANDING	80.8	80.6	80.7	77.6
DILUTED COMMON SHARES OUTSTANDING	81.1	80.9	81.0	78.0

EARNINGS PER SHARE OF COMMON STOCK:
BASIC	$0.15	$0.29	$0.97	$1.18
DILUTED	$0.15	$0.29	$0.97	$1.17

DIVIDENDS DECLARED PER SHARE OF
COMMON STOCK	$0.34	$0.33	$1.01	$0.98

The accompanying notes are an integral part of these consolidated condensed financial statements.

VECTREN CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited – In millions)

	Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$78.5	$91.9
Adjustments to reconcile net income to cash from operating activities:
Depreciation & amortization	158.3	142.5
Deferred income taxes & investment tax credits	55.2	57.2
Equity in (earnings) loss of unconsolidated affiliates	11.3	(29.0)
Provision for uncollectible accounts	15.3	12.9
Expense portion of pension & postretirement periodic benefit cost	7.8	5.8
Other non-cash charges - net	(1.0)	19.1
Changes in working capital accounts:
Accounts receivable & accrued unbilled revenues	234.0	148.7
Inventories	(32.0)	(77.3)
Recoverable/refundable fuel & natural gas costs	33.1	(49.0)
Prepayments & other current assets	30.6	(10.4)
Accounts payable, including to affiliated companies	(169.9)	(30.9)
Accrued liabilities	(17.4)	75.1
Unconsolidated affiliate dividends	11.3	9.3
Changes in noncurrent assets	(6.9)	1.3
Changes in noncurrent liabilities	(38.6)	(23.5)
Net cash flows from operating activities	369.6	343.7
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from:
Issuance of common stock	-	124.9
Long-term debt, net of issuance costs	311.6	171.2
Dividend reinvestment plan & other	4.5	-
Requirements for:
Dividends on common stock	(81.2)	(75.6)
Retirement of long-term debt	(2.7)	(104.1)
Other financing activities	-	(0.1)
Net change in short-term borrowings	(358.1)	(202.9)
Net cash flows from financing activities	(125.9)	(86.6)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from:
Other collections	1.2	6.1
Requirements for:
Capital expenditures, excluding AFUDC equity	(321.8)	(258.7)
Unconsolidated affiliate investments	(0.2)	(0.2)
Other investments	(0.8)	(10.8)
Net cash flows from investing activities	(321.6)	(263.6)
Net change in cash & cash equivalents	(77.9)	(6.5)
Cash & cash equivalents at beginning of period	93.2	20.6
Cash & cash equivalents at end of period	$15.3	$14.1

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

Indiana Gas provides energy delivery services to over 550,000 natural gas customers located in central and southern Indiana.  SIGECO provides energy delivery services to over 140,000 electric customers and approximately 110,000 gas customers located near Evansville in southwestern Indiana.  SIGECO also owns and operates electric generation to serve its electric customers and optimizes those assets in the wholesale power market.  Indiana Gas and SIGECO generally do business as Vectren Energy Delivery of Indiana.  The Ohio operations provide energy delivery services to approximately 312,000 natural gas customers located near Dayton in west central Ohio.  The Ohio operations are owned as a tenancy in common by Vectren Energy Delivery of Ohio, Inc. (VEDO), a wholly owned subsidiary of Utility Holdings (53 percent ownership), and Indiana Gas (47 percent ownership).  The Ohio operations generally do business as Vectren Energy Delivery of Ohio.

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

The interim consolidated condensed financial statements included in this report have been prepared by the Company, without audit, as provided in the rules and regulations of the Securities and Exchange Commission and include a review of subsequent events through October 30, 2009 the date the financial statements were issued.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted as provided in such rules and regulations.  The information in this report reflects all adjustments which are, in the opinion of management, necessary to fairly state the interim periods presented, inclusive of adjustments that are normal and recurring in nature.  These consolidated condensed financial statements and related notes should be read in conjunction with the Company’s audited annual consolidated financial statements for the year ended December 31, 2008, filed with the Securities and Exchange Commission on February 19, 2009, on Form 10-K.  Because of the seasonal nature of the Company’s utility operations, the results shown on a quarterly basis are not necessarily indicative of annual results.

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

3.	Comprehensive Income

Comprehensive income consists of the following:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In millions)	2009	2008	2009	2008
Net income	$12.4	$23.2	$78.5	$91.9
Comprehensive income (loss) of unconsolidated affiliates	3.6	2.6	16.9	(22.1)
Cash flow hedges
Unrealized gains/(losses)	-	-	0.1	-
Reclassifications to net income (loss)	-	(0.1)	(0.1)	(0.3)
Income taxes	(1.5)	(1.1)	(6.8)	8.8
Total comprehensive income (loss)	$14.5	$24.6	$88.6	$78.3

Accumulated other comprehensive income arising from unconsolidated affiliates is primarily the Company’s portion of ProLiance Holdings, LLC’s accumulated comprehensive income related to use of cash flow hedges.  (See Note 8 for more information on ProLiance.)

4.	Earnings Per Share (EPS)

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

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In millions, except per share data)	2009	2008	2009	2008

Numerator:
Numerator for basic EPS	$12.4	$23.2	$78.4	$91.8
Add back earnings attributable to participating securities	-	-	0.1	0.1
Reported net income (Numerator for Diluted EPS)	$12.4	$23.2	$78.5	$91.9

Denominator:
Weighted average common shares outstanding (Basic EPS)	80.8	80.6	80.7	77.6
Equity forward contract	-	-	-	0.1
Conversion of share based compensation arrangements	0.3	0.3	0.3	0.3
Adjusted weighted average shares outstanding and
assumed conversions outstanding (Diluted EPS)	81.1	80.9	81.0	78.0

Basic earnings per share	$0.15	$0.29	$0.97	$1.18
Diluted earnings per share	$0.15	$0.29	$0.97	$1.17

For the three and nine months ended September  30, 2009, options to purchase 517,800 and 837,100, respectively, of additional shares of the Company’s common stock were outstanding, but were not included in the computation of diluted EPS because their effect would be antidilutive.  The exercise prices for these options ranged from $24.74 to $27.15 for the three months ended September 30, 2009 and $23.19 to $27.15 for the nine months ended September 30, 2009.  For the three and nine months ended September 30, 2008, all options were dilutive.

Participating Securities
On January 1, 2009, the Company adopted FASB guidance related to determining whether instruments granted in share-based payment transactions are participating securities.  This guidance clarified that unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders.  Awards of this nature that impact the EPS calculation are participating securities.  The presence of a participating security requires EPS to be calculated using the two-class method.

Of the approximate 81 million shares outstanding as of September 30, 2009, unvested share-based payment awards that contain rights to nonforfeitable dividends comprise less than one percent.  The Company prospectively changed share-based payment awards such that dividends on awards granted in 2009 and beyond are subject to forfeiture.

As a result of the insignificant level of participating securities subject to the two-class method of computing earnings per share, the adoption of this FASB guidance had immaterial impacts to both current and prior period earnings per share calculations.

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

Net Periodic Benefit Cost
A summary of the components of net periodic benefit cost follows:

	Three Months Ended September 30,
	Pension Benefits		Other Benefits
(In millions)	2009	2008	2009	2008
Service cost	$1.5	$1.5	$0.2	$0.1
Interest cost	4.0	3.8	1.1	1.0
Expected return on plan assets	(4.1)	(4.1)	(0.1)	(0.1)
Amortization of prior service cost	0.4	0.4	(0.2)	(0.2)
Amortization of transitional obligation	-	-	0.3	0.3
Amortization of actuarial loss	0.6	-	0.1	-
Net periodic benefit cost	$2.4	$1.6	$1.4	$1.1

	Nine Months Ended September 30,
	Pension Benefits		Other Benefits
(In millions)	2009	2008	2009	2008
Service cost	$4.7	$4.5	$0.4	$0.3
Interest cost	11.9	11.4	3.3	3.0
Expected return on plan assets	(12.3)	(12.3)	(0.3)	(0.3)
Amortization of prior service cost	1.2	1.2	(0.6)	(0.6)
Amortization of transitional obligation	-	-	0.9	0.9
Amortization of actuarial loss	1.7	-	0.3	-
Net periodic benefit cost	$7.2	$4.8	$4.0	$3.3

Employer Contributions to Qualified Pension Plans
Currently, the Company expects to contribute approximately $28 million to its pension plan trusts for 2009.  Through September 30, 2009, contributions of $23.7 million have been made.

6.	Excise and Utility Receipts Taxes

Excise taxes and a portion of utility receipts taxes are included in rates charged to customers.  Accordingly, the Company records these taxes received as a component of operating revenues, which totaled $4.3 million and $5.2 million in the three months ended September 30, 2009 and 2008, respectively.  For the nine months ended September 30, 2009 and 2008, these taxes totaled $26.0 million and $31.7 million, respectively.  Expenses associated with excise and utility receipts taxes are recorded as a component of Taxes other than income taxes.

7.	Accruals for Utility & Nonutility Plant

As of September 30, 2009 and December 31, 2008, the Company has accruals related to utility and nonutility plant purchases totaling approximately $18.4 million and $35.5 million, respectively.

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

Summarized Financial Information
Summarized financial information related to ProLiance is presented below:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In millions)	2009	2008	2009	2008
Summarized statement of income information:
Revenues	$257.2	$725.0	$1,216.2	$2,156.4
Operating income (loss)	(1.1)	35.5	12.8	47.6
Charge related to Investment in Liberty Gas Storage	-	-	(32.7)	-
ProLiance's earnings (loss)	(0.8)	35.1	(18.3)	48.6

	As of
	September 30,	December 31,
(In millions)	2009	2008
Summarized balance sheet information:
Current assets	$355.4	$661.5
Noncurrent assets	61.6	104.2
Current liabilities	173.3	514.0
Noncurrent liabilities	4.1	3.6
Members' equity	259.6	295.8
Accumulated other comprehensive income (loss)	(20.0)	(47.7)

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

Investment in Liberty Gas Storage
Liberty Gas Storage, LLC (Liberty), a joint venture between a subsidiary of ProLiance and a subsidiary of Sempra Energy (SE), is a development project for salt-cavern natural gas storage facilities.  ProLiance is the minority member with a 25 percent interest, which it accounts for using the equity method.  The project was expected to include 17 Bcf of capacity in its north facility (previously referred to as the Sulfur site, located near Sulfur, Louisiana), and an additional 17 Bcf of capacity in its south facility (previously referred to as the Hackberry site, near Hackberry, Louisiana). As more fully described below, it is now expected that only the south facility will be completed by the joint venture. This facility is expected to provide at least 17 Bcf of capacity. The Liberty pipeline system is currently connected with several interstate pipelines, including the Cameron Interstate Pipeline operated by Sempra Pipelines & Storage, and will connect area LNG regasification terminals to an interstate natural gas transmission system and storage facilities.  ProLiance’s investment in Liberty is $37.1 million at September 30, 2009, after reflecting the charge discussed below.

In late 2008, SE advised ProLiance that the completion of the phase of Liberty’s development at the north site had been delayed by subsurface and well-completion problems.   Based on testing performed in the second quarter of 2009, SE determined that attempts at corrective measures had been unsuccessful.  At June 30, 2009, Liberty recorded a charge of approximately $132 million to write off the caverns and certain related assets, reflecting SE’s view that it is probable that investments made at the north site will provide no future economic benefit.  As an equity investor in Liberty, ProLiance recorded its share of the charge, totaling $33 million at June 30, 2009.  The Company’s share is $11.9 million after tax, or $0.15 per share. In the Consolidated Statement of Income for the nine months ended September 30, 2009, the charge is an approximate $19.9 million reduction to Equity in earnings (losses) of unconsolidated affiliates and an income tax benefit reflected in Income taxes of approximately $8.0 million. The charge is not material to the Company’s financial condition.  ProLiance does not expect it to impact its future liquidity or access to capital, nor is it expected that this situation will impact ProLiance’s ability to meet the needs of its customers.

Transactions with ProLiance
Purchases from ProLiance for resale and for injections into storage for the three months ended September 30, 2009 and 2008 totaled $92.1 million and $210.9 million, respectively, and for the nine months ended September 30, 2009 and 2008, totaled $394.4 million and $737.1 million.  Amounts owed to ProLiance at September 30, 2009, and December 31, 2008, for those purchases were $24.5 million and $75.1 million, respectively, and are included in Accounts payable to affiliated companies.  Vectren received regulatory approval on April 25, 2006, from the IURC for ProLiance to provide natural gas supply services to the Company’s Indiana utilities through March 2011.   Amounts charged by ProLiance for gas supply services are established by supply agreements with each utility.

9.	2009 Long-Term Debt Transactions

Put Provisions
Holders of certain debt instruments had the one-time option to put $80 million of debt to the Company during 2009, but that option was not exercised, and the debt has been reclassified as Long-term debt in these consolidated financial statements as of September 30, 2009.  In addition, holders of other debt instruments have the one-time option to put $10 million of debt in May of 2010, and that debt has been classified as Long-term debt subject to tender in current liabilities.

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

SIGECO 2009 Debt Issuances
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

On August 19, 2009 SIGECO also completed a $22.3 million tax-exempt first mortgage bond issuance at an interest rate of 5.4 percent that is fixed through maturity.  The bonds mature in 2040.

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

Related specifically to guarantees supporting the performance and activities of unconsolidated affiliates, as of September 30, 2009, such guarantees approximated $3 million.   These guarantees relate primarily to arrangements between ProLiance and various natural gas pipeline operators.  The Company has accrued no liabilities for these unconsolidated affiliate guarantees as they were executed prior to the adoption of FASB guidance related to guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others.

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

Similarly, in March of 2005, USEPA promulgated the Clean Air Mercury Rule (CAMR).  CAMR is an allowance cap and trade program requiring further reductions in mercury emissions from coal-burning power plants.  The CAMR regulations were vacated by the US Court of Appeals for the DC Circuit in July 2008.  In response to the court decision, USEPA has announced that it intends to publish proposed Maximum Achievable Control Technology standards for mercury in 2010.  It is uncertain what emission limit the USEPA is considering, and whether they will address hazardous pollutants in addition to mercury.  It is also possible that the vacatur of the CAMR regulations will lead to increased support for the passage of a multi-pollutant bill in Congress.

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

Further, the IURC granted SIGECO authority to invest in an SO2 scrubber at its generating facility that is jointly owned with ALCOA (the Company’s portion is 150 MW).  The order allows SIGECO to recover an approximate 8 percent return on capital investments through a rider mechanism which is periodically updated for actual costs incurred less post in-service depreciation expense.  Through September 30, 2009, the Company has invested approximately $100 million in this project.  The scrubber was placed into service on January 1, 2009.  Recovery through a rider mechanism of associated operating expenses including depreciation expense associated with the scrubber also began on January 1, 2009.  With the SO2 scrubber fully operational, SIGECO is positioned for compliance with the additional SO2 reductions required by Phase I CAIR commencing on January 1, 2010.

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

Climate Change
The U.S. House of Representatives has passed a comprehensive energy bill that includes a carbon cap and trade program where there is a progressive cap on greenhouse gas emissions and an auctioning and subsequent trading of allowances among those that emit greenhouse gases, a federal renewable portfolio standard, and utility energy efficiency targets.  As of the date of this filing, the Senate has not passed a bill, and the House bill is not law.  The U.S. Senate is in the early stages of debating a cap and trade proposal.  This cap and trade proposal is similar in structure to the House bill.

In the absence of federal legislation, several regional initiatives throughout the United States are in the process of establishing regional cap and trade programs.  While no climate change legislation is pending in Indiana, the state is an observer of the Midwestern Regional Greenhouse Gas Reduction Accord, and in its completed 2009 session, the state’s legislature debated, but did not pass, a renewable energy portfolio standard.

In advance of a federal or state renewable portfolio standard, SIGECO recently purchased, after regulatory approval, a 3.2 MW landfill gas generation facility that is directly interconnected to the Company’s distribution system from a related entity and recently executed a long term purchase power commitment for 50 MW of wind energy.  These transactions supplement a 30 MW wind energy purchase power agreement executed in 2008.

In April of 2007, the US Supreme Court determined that greenhouse gases meet the definition of "air pollutant" under the Clean Air Act and ordered the USEPA to determine whether greenhouse gas emissions from motor vehicles cause or contribute to air pollution that may reasonably be anticipated to endanger public health or welfare. In April of 2009, the USEPA published its proposed endangerment finding for public comment.  The proposed endangerment finding concludes that carbon emissions from mobile sources pose an endangerment to public health and the environment.  Upon finalization, the endangerment finding is the first step toward USEPA regulating carbon emissions through the existing Clean Air Act in the absence of specific carbon legislation from Congress.  Therefore, any new regulations would likely also impact major stationary sources of greenhouse gases.  The USEPA recently finalized a mandatory greenhouse gas emissions registry which will require the reporting of emissions beginning in 2011 (for the emission year 2010).   The USEPA also recently proposed a revision to the PSD (Prevention of Significant Deterioration) and Title V permitting rules which would require facilities that emit 25,000 tons or more of greenhouse gases a year to obtain a PSD permit for new construction or for significantly modifying an existing facility.  If these proposed rules were adopted, they would apply to SIGECO’s generating plant.

Impact of Legislative Actions and Other Initiatives is Unknown
If legislation requiring reductions in CO2 and other greenhouse gases or legislation mandating a renewable energy portfolio standard is adopted, such regulation could substantially affect both the costs and operating characteristics of the Company’s fossil fuel generating plants, nonutility coal mining operations, and possibly natural gas distribution businesses.  Further, any legislation would likely impact the Company’s generation resource planning decisions.  At this time and in the absence of final legislation, compliance costs and other effects associated with reductions in greenhouse gas emissions or obtaining renewable energy sources remain uncertain.  The Company has gathered preliminary estimates of the costs to comply with a cap and trade approach to controlling greenhouse gas emissions.  A preliminary investigation demonstrated costs to comply would be significant, first to operating expenses for the purchase of allowances, and later to capital expenditures as technology becomes available to control greenhouse gas emissions.  However, these compliance cost estimates are very sensitive to highly uncertain assumptions, including allowance prices and energy efficiency targets.  Costs to purchase allowances that cap greenhouse gas emissions should be considered a cost of providing electricity, and as such, the Company believes recovery should be timely reflected in rates charged to customers.  Approximately 22 percent of electric volumes sold in 2008 were delivered to municipal and other wholesale customers.  As such, reductions in these volumes in 2009 coupled with the flexibility to further modify the level of these transactions in future periods may help with compliance if emission targets are based on pre-2008 levels.

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

In October 2002, SIGECO received a formal information request letter from the IDEM regarding five manufactured gas plants that it owned and/or operated and were not enrolled in the IDEM’s VRP.  In October 2003, SIGECO filed applications to enter four of the manufactured gas plant sites in IDEM's VRP.  The remaining site is currently being addressed in the VRP by another Indiana utility.  SIGECO added those four sites into the renewal of the global Voluntary Remediation Agreement that Indiana Gas has in place with IDEM for its manufactured gas plant sites.  That renewal was approved by the IDEM in February 2004.  SIGECO is also named in a lawsuit filed in federal district court in May 2007, involving another waste disposal site subject to potential environmental remediation efforts.  With respect to that lawsuit, in an October 2009 court decision, SIGECO was found to be a PRP at the site.  However, the Court must still determine whether such costs should be allocated among a number of PRPs, including the former owners of the site.  SIGECO has filed a declaratory judgment action against its insurance carriers seeking a judgment finding its carriers liable under the policies for coverage of further investigation and any necessary remediation costs that SIGECO may accrue under the VRP program and/or related to the site subject to the May 2007 lawsuit.

SIGECO has recorded cumulative costs that it reasonably expects to incur related to these environmental matters totaling approximately $9.2 million.  However, given the uncertainty surrounding the allocation of PRP responsibility associated with the May 2007 lawsuit and other matters, the total costs that may be incurred in connection with addressing all of these sites cannot be determined at this time.  With respect to insurance coverage, SIGECO has settled with certain of its known insurance carriers under insurance policies in effect when these sites were in operation in an aggregate amount of $8.1 million; negotiations are ongoing with others.  SIGECO has undertaken significant remediation efforts at two MGP sites.

Environmental remediation costs related to Indiana Gas’ and SIGECO’s manufactured gas plants and other sites have had a minor impact on results of operations or financial condition since cumulative costs recorded to date approximate PRP and insurance settlement recoveries.  Such cumulative costs are estimated by management using assumptions based on actual costs incurred, the timing of expected future payments, and inflation factors, among others.  While the Company’s utilities have recorded all costs which they presently expect to incur in connection with activities at these sites, it is possible that future events may require some level of additional remedial activities which are not presently foreseen and those costs may not be subject to PRP or insurance recovery.  As of September 30, 2009 and December 31, 2008, approximately $4.0 million and $6.5 million, respectively, of accrued, but not yet spent, remediation costs are included in Other Liabilities related to both the Indiana Gas and SIGECO sites.

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

Historically, the Company has typically been in a net sales position with MISO as generation capacity is in excess of that needed to serve native load and is from time to time in a net purchase position.  When the Company is a net seller such net revenues are included in Electric Utility revenues and when the Company is a net purchaser such net purchases are included in Cost of fuel and purchased power.  Net positions are determined on an hourly basis.  Since the Company became an active MISO member, its generation optimization strategies primarily involve the sale of excess generation into the MISO day ahead and real-time markets.  Net revenues from wholesale activities included in Electric Utility revenues totaled $3.2 million and $15.0 million in the three months ended September 30, 2009 and 2008 respectively.  For the nine months ended September 30, 2009 and 2008, net revenues from wholesale activities included in Electric Utility revenues totaled $19.5 million and $51.2, respectively.  Recently, MISO market prices have fallen and the Company has more frequently been a net purchaser.

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

As a result of MISO’s operational control over much of the Midwestern electric transmission grid, including SIGECO’s transmission facilities, SIGECO’s continued ability to import power, when necessary, and export power to the wholesale market has been, and may continue to be, impacted.  Given the nature of MISO’s policies regarding use of transmission facilities, as well as ongoing FERC initiatives, and a Day 3 ancillary services market (ASM), where MISO began providing a bid-based regulation and contingency operating reserve markets on January 6, 2009, it is difficult to predict near term operational impacts.  The IURC has approved the Company’s participation in the ASM and has granted authority to recover costs associated with ASM.  To date impacts from the ASM have been minor.

The need to expend capital for improvements to the regional transmission system, both to SIGECO’s facilities as well as to those facilities of adjacent utilities, over the next several years is expected to be significant.  Beginning in June 2008, the Company began timely recovering its investment in certain new electric transmission projects that benefit the MISO infrastructure at a FERC approved rate of return.  Such revenues recorded in Electric Utility revenues associated with projects meeting the criteria of MISO’s transmission expansion plans totaled $2.4 million and $2.3 million for the three months ended September 30, 2009 and 2008 respectively.  For the nine months ended September 30, 2009 and 2008, revenues recorded in Electric Utility revenues associated with projects meeting the criteria of MISO’s transmission expansion plans totaled $6.7 million and $3.0 million, respectively.

Vectren South Electric DSM and Lost Margin Recovery Filing
In 2008, the Company made an initial filing with the IURC requesting a multi-year program to promote energy conservation and expanded demand side management (DSM) programs within its Vectren South electric utility.  As proposed, costs associated with these programs would be recovered through a tracking mechanism.  The implementation of these programs is designed to work in tandem with a lost margin recovery mechanism.  This mechanism, as proposed, allows recovery of a portion of rates from residential and commercial customers based on the level of customer revenues established in Vectren South’s last electric general rate case.  This program is similar to programs authorized by the IURC in the Company’s Indiana natural gas service territories.  The Company is awaiting a decision by the IURC.

13.	Derivatives

Adoption of FASB Guidance on Derivative Disclosures
In March 2008, the FASB issued guidance related to disclosures about derivative instruments and hedging activities which amended prior guidance issued by the FASB. This guidance describes enhanced disclosures and requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation in order to better convey the purpose of derivative use in terms of the risks that the entity is intending to manage.  The Company adopted the qualitative and quantitative disclosures required in both interim and annual financial statements described in this guidance on January 1, 2009.

Accounting Policy for Derivatives
The Company occasionally executes derivative contracts in the normal course of operations while buying and selling commodities to be used in operations, optimizing its generation assets, and managing risk.  The Company accounts for its derivative contracts in accordance with guidance issued by the FASB related to accounting for derivatives.  In most cases, this guidance requires a derivative to be recorded on the balance sheet as an asset or liability measured at its market value and that a change in the derivative's market value be recognized currently in earnings unless specific hedge criteria are met.

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

When the Company engages in energy contracts and financial contracts that are derivatives and are not subject to the NPNS or other exclusions identified in the guidance on accounting for derivatives, such contracts are recorded at market value as current or noncurrent assets or liabilities depending on their value and on when the contracts are expected to be settled.  Contracts and any associated collateral with counter-parties subject to master netting arrangements are presented net in the Consolidated Balance Sheets.  The offset resulting from carrying the derivative at fair value on the balance sheet is charged to earnings unless it qualifies as a hedge or is subject to regulatory accounting treatment.  When hedge accounting is appropriate, the Company assesses and documents hedging relationships between the derivative contract and underlying risks as well as its risk management objectives and anticipated effectiveness.  When the hedging relationship is highly effective, derivatives are designated as hedges.  The market value of the effective portion of the hedge is marked to market in accumulated other comprehensive income for cash flow hedges.  Ineffective portions of hedging arrangements are marked to market through earnings.  For fair value hedges, both the derivative and the underlying hedged item are marked to market through earnings.  The offset to contracts affected by regulatory accounting treatment are marked to market as a regulatory asset or liability.  Market value for derivative contracts is determined using quoted market prices from independent sources.  The Company rarely enters into contracts where internal models are used to calculate fair values that have a significant impact the financial statements.

Derivative Use in Risk Mitigation Strategies
Following is a more detailed discussion of activities where the Company may use derivatives to mitigate risk.

Emission Allowance Risk Management
The Company’s wholesale power marketing operations are exposed to price risk associated with emission allowances.  To mitigate this risk, the Company executed call options to hedge wholesale SO2 emission allowance utilization in future periods.  The Company designated and documented these derivatives as cash flow hedges.  At September 30, 2009, a deferred gain of approximately $0.1 million remains in accumulated comprehensive income related to these call options which will be recognized in earnings as emission allowances are utilized.  As of and for the periods reported in these financial statements, ending values and activity relating to emission allowance derivatives affecting the statements of income and cash flows were not significant.

Natural Gas Procurement Risk Management
The Company’s regulated operations have limited exposure to commodity price risk for purchases and sales of natural gas and electricity for retail customers due to current Indiana and Ohio regulations which, subject to compliance with those regulations, allow for recovery of such purchases through natural gas and fuel cost adjustment and other mechanisms.  Although regulated operations are exposed to limited commodity price risk, volatile natural gas prices can still have negative economic impacts, including higher interest costs.  The Company may mitigate these economic risks by using derivative contracts.  These contracts are subject to regulation which allows for reasonable and prudent hedging costs to be recovered through rates.  When regulation is involved, regulatory accounting treatment controls when the offset to mark-to-market accounting is recognized in earnings.

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

As of September 30, 2009 and December 31, 2008, no interest rate swaps were outstanding.  Related to derivative instruments associated with completed debts issuances subject to regulatory oversight, an approximate $7.9 million net regulatory asset remains at September 30, 2009. In the nine months ended September 30, 2009 and 2008, $0.2 million and $0.3 million respectively were amortized, decreasing interest expense.  The Company estimates a $0.3 million reduction to interest expense will occur in 2009 related to the amortization of this net position.

Credit Features
Master agreements in place with certain counterparties contain provisions involving the Company’s credit ratings.  If ratings were to fall below investment grade, counterparties to these arrangements could request immediate payment or demand immediate and ongoing full overnight collateralization on net liability positions.  Currently, contracts to purchase natural gas by the Company’s nonutility retail gas marketer to fulfill its retail sales are the only significant derivative-like instruments impacted by credit contingent features.  Such contracts are subject to the NPNS exclusion.  Generally, the natural gas supply period supported by these arrangements is 60 days, but in some instances, may include forecasted purchases up to 12 months in advance.  If the credit-risk-related contingent features underlying these agreements were triggered, the Company would not be required to post any additional collateral at September 30, 2009.

14.	Fair Value Measurements

Financial assets and liabilities and certain nonfinancial assets and liabilities that are revalued at fair value on a recurring basis are valued and disclosed in accordance with FASB guidance related to fair value measurements.  This guidance defines a hierarchy for disclosing fair value measurements based primarily on the level of public data used in determining fair value.  Level 1 inputs include quoted market prices in active markets for identical assets or liabilities; Level 2 inputs include inputs other than Level 1 inputs that are directly or indirectly observable; and Level 3 inputs include unobservable inputs using estimates and assumptions developed using internal models, which reflect what a market participant would use to determine fair value.  For the balance sheet dates presented in these financial statements, other than $10 million and $75 million invested in money market funds and included in Cash and cash equivalents as of September 30, 2009 and December 31, 2008 respectively, the Company had no material assets or liabilities recorded at fair value outstanding, and no material assets or liabilities valued using Level 3 inputs.  The money market investments were valued using Level 1 inputs.

On January 1, 2009, the Company adopted FASB guidance related to fair value measurements as it relates to nonfinancial assets and nonfinancial liabilities that are measured at fair value on a nonrecurring basis, such as the initial measurement of an asset retirement obligation or the use of fair value in goodwill, intangible assets and long-lived assets impairment tests.  This adoption had no significant impact on the Company’s operating results or financial condition.

FASB Guidance on Fair Value Accounting and Disclosure
On June 30, 2009, the Company adopted additional FASB guidance related to interim disclosures about fair value of financial instruments.  This guidance requires disclosure in interim financial statements as well as annual financial statements of fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position.  The carrying values and estimated fair values of the Company's other financial instruments follow:

	September 30, 2009		December 31, 2008
(In millions)	Carrying Amount	Est. Fair Value	Carrying Amount	Est. Fair Value
Long-term debt	$1,642.6	$1,726.2	$1,372.8	$1,251.0
Short-term borrowings & notes payable	161.4	161.4	519.5	519.5
Cash & cash equivalents	15.3	15.3	93.2	93.2

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

Because of the customized nature of notes receivable investments and lack of a readily available market, it is not practical to estimate the fair value of these financial instruments at specific dates without considerable effort and cost.  At September 30, 2009 and December 31, 2008, the fair value for these financial instruments was not estimated.   The carrying value of notes receivable, inclusive of any accrued interest and net of impairment reserves, was approximately $16.7 million at both September 30, 2009 and December 31, 2008.

On June 30, 2009, the Company also adopted FASB guidance for determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly.  The Company also adopted FASB guidance related to recognition and presentation of other-than-temporary impairments. This guidance impacts the impairment testing of debt securities held for investment purposes and the presentation and disclosure requirements for debt and equity securities.   The adoption of this FASB guidance did not have any material impact to the Company’s financial statements.

15.	Impact of Other Newly Adopted and Newly Issued Accounting Principles

Business Combinations
On January 1, 2009, the Company adopted new FASB guidance related to business combinations.  This guidance establishes principles and requirements for how the acquirer of an entity (1) recognizes and measures the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree (2) recognizes and measures acquired goodwill or a bargain purchase gain and (3) determines what information to disclose in its financial statements in order to enable users to assess the nature and financial effects of the business combination.  The guidance applies to all transactions or other events in which one entity acquires control of one or more businesses and applies to all business entities.  Because the provisions of this standard are applied prospectively, the impact to the Company cannot be determined until the transactions occur.

Noncontrolling Interests in Consolidated Financial Statements
In December 2007, the FASB issued new accounting guidance related to noncontrolling interests in consolidated financial statements.  This guidance establishes accounting and reporting standards that require ownership percentages in material subsidiaries held by parties other than the parent be clearly identified, labeled, and presented separately from the parent’s equity in the equity section of the consolidated balance sheet; the amount of consolidated net income attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the consolidated income statement; that changes in the parent’s ownership interest while it retains control over its subsidiary be accounted for consistently; that when a subsidiary is deconsolidated, any retained noncontrolling equity investment be initially measured at fair value; and that sufficient disclosure is made to clearly identify and distinguish between the interests of the parent and the noncontrolling owners.  The adoption of this guidance on January 1, 2009 had an immaterial impact to the Company’s presentation of its financial position and operating results.

Subsequent Events
The Company adopted new FASB guidance related to management’s review of subsequent events on June 30, 2009.  In the instance of a public registrant such as the Company, this guidance establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are “issued”, as that term is defined in the guidance.   The standard requires the disclosure of the date through which an entity has evaluated subsequent events.  Such disclosure is included in Note 2 to these consolidated financial statements.  The adoption of this guidance did not have a material impact.

Accounting Standards Codification
The Company adopted FASB guidance related to the FASB Accounting Standards Codification (ASC) and the Hierarchy of GAAP.  This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States.  This statement replaces prior guidance related to the hierarchy of GAAP and establishes the FASB ASC as the source of authoritative accounting principles recognized by the FASB.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for all SEC registrants.  The adoption of this guidance did not have any impact on amounts recorded on the financial statements.

Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement
On January 1, 2009, the Company adopted FASB guidance related to issuer’s accounting for liabilities measured at fair value with a third-party credit enhancement.  This guidance states that companies should not include the effect of third-party credit enhancements in the fair value measurement of the related liabilities.  The guidance also requires companies with outstanding liabilities measured or disclosed at fair value to disclose the existence of credit enhancements, to disclose valuation techniques used to measure liabilities and to include a discussion of changes, if any, from the valuation techniques used to measure liabilities in prior periods.

As of September 30, 2009, the Company has approximately $251.1 million of debt instruments that are supported by a third party credit enhancement feature such as insurance from a monoline insurer or a letter of credit posted by third party that supports the Company’s credit facilities.  It is not anticipated the Company’s valuation techniques will change materially as a result of the adoption of this guidance.

Determination of the Useful Life of Intangible Assets
In April 2008, the FASB issued guidance related to the determination of the useful life of intangible assets. This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under other guidance related to goodwill and other intangible assets.  The Company adopted this guidance as of January 1, 2009 and such adoption did not have a material impact on the consolidated financial statements.

Employers’ Disclosures about Postretirement Benefit Plan Assets
In December 2008, the FASB issued new accounting guidance for employers’ disclosures about postretirement benefit plan assets.  This guidance amends the plan asset disclosures required under prior guidance by the FASB to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The guidance relates to disclosures about investment policies and strategies, categories of plan assets, fair value measurements of plan assets, and significant concentrations of risk. This guidance is effective for fiscal years ending after December 15, 2009. The Company will include the disclosure requirements in its 2009 annual financial statements.

Variable Interest Entities
In June 2009, the FASB issued new accounting guidance regarding variable interest entities (VIE”s).  This new guidance is effective for annual reporting periods beginning after November 15, 2009.  This guidance requires a qualitative analysis of which holder of a variable interest controls the VIE and if that interest holder must consolidate a VIE.  Additionally, it requires additional disclosures and an ongoing reassessment of who must consolidate a VIE.  The Company is evaluating the impact of the adoption of this guidance; however, the Company does not expect the adoption of this guidance will have a material impact on the consolidated financial statements.

16.	Segment Reporting

Information related to the Company’s business segments is summarized below:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In millions)	2009	2008	2009		2008
Revenues
Utility Group
Gas Utility Services	$93.4	$143.9	$759.9		$1,002.4
Electric Utility Services	143.0	147.9	400.7		402.3
Other Operations	10.7	11.7	32.1		35.2
Eliminations	(10.3)	(11.1)	(30.9)		(33.4)
Total Utility Group	236.8	292.4	1,161.8		1,406.5
Nonutility Group	154.7	152.4	483.1		466.2
Eliminations	(41.9)	(33.4)	(124.6)		(95.3)
Consolidated Revenues	$349.6	$411.4	$1,520.3		$1,777.4

Profitability Measure - Net Income (Loss)
Gas Utility Services	$(9.4)	$(10.7)	$28.4		$29.7
Electric Utility Services	17.2	22.1	37.4		41.5
Other Operations	0.9	2.2	5.7		9.2
Utility Group Net Income	8.7	13.6	71.5		80.4
Nonutility Group Net Income (Loss)	3.3	9.8	6.8	1/	12.1
Corporate & Other Group Net (Loss)	0.4	(0.2)	0.2		(0.6)
Consolidated Net Income (Loss)	$12.4	$23.2	$78.5		$91.9

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

Indiana Gas provides energy delivery services to over 550,000 natural gas customers located in central and southern Indiana.  SIGECO provides energy delivery services to over 140,000 electric customers and approximately 110,000 gas customers located near Evansville in southwestern Indiana.  SIGECO also owns and operates electric generation to serve its electric customers and optimizes those assets in the wholesale power market.  Indiana Gas and SIGECO generally do business as Vectren Energy Delivery of Indiana.  The Ohio operations provide energy delivery services to approximately 312,000 natural gas customers located near Dayton in west central Ohio.  The Ohio operations are owned as a tenancy in common by Vectren Energy Delivery of Ohio, Inc. (VEDO), a wholly owned subsidiary of Utility Holdings (53 percent ownership), and Indiana Gas (47 percent ownership).  The Ohio operations generally do business as Vectren Energy Delivery of Ohio.

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

For the three months ended September 30, 2009, consolidated net income was $12.4 million, or $0.15 per share, compared to earnings of $23.2 million, or $0.29 per share for the three months ended September 30, 2008.  For the nine months ended September 30, 2009, consolidated net income was $78.5 million, or $0.97 per share, compared to $91.9 million, or $1.18 per share for the nine months ended September 30, 2008.   Excluding the impact of the 2009 second quarter charge discussed below totaling $11.9 million after tax, or $0.15 per share, related to ProLiance Holdings, LLC’s (ProLiance) investment in Liberty Gas Storage, for the nine months ended September 30, 2009, there was consolidated net income of $90.4 million, or $1.12 per share.

Second Quarter 2009 Charge Related to Liberty Gas Storage

During the second quarter of 2009, the Company recorded its share of a charge related to ProLiance’s investment in Liberty Gas Storage, LLC (herein referred to as the Liberty Charge).  In the Consolidated Statement of Income for the nine months ended September 30, 2009, the impact associated with the Liberty Charge is an approximate $19.9 million reduction to Equity in earnings (losses) of unconsolidated affiliates and an income tax benefit reflected in Income taxes of approximately $8.0 million. The $11.9 million net after tax, or $0.15 per share, charge recorded in the second quarter is generally consistent with previous disclosures about development issues at the Louisiana site, and there have been no significant subsequent adjustments to that charge or significant developments regarding ProLiance’s investment in Liberty Gas Storage during the third quarter.  More detailed information about ProLiance’s investment in Liberty is included in Note 8 to the consolidated financial statements.

Consolidated Results Excluding the Liberty Charge (See Page 39, Regarding the Use of Non-GAAP Measures)

Net income and earnings per share, excluding the Liberty Charge, in total and by group, for the three and nine months ended September 30, 2009 and 2008 follow:

		Three Months		Nine Months
		Ended September 30,		Ended September 30,
(In millions, except per share data)		2009	2008	2009	2008
Net income, excluding Liberty Charge		$12.4	$23.2	$90.4	$91.9
Attributed to:	Utility Group	8.7	13.6	71.5	80.4
	Nonutility Group, excluding Liberty Charge	3.3	9.8	18.7	12.1
	Corporate & other	0.4	(0.2)	0.2	(0.6)

Basic EPS, excluding the Liberty Charge		$0.15	$0.29	$1.12	$1.18
Attributed to:	Utility Group	0.11	0.17	0.89	1.04
Nonutility Group, excluding Liberty Charge		0.04	0.12	0.23	0.15
Corporate & other		-	-	-	(0.01)

For the three months ended September 30, 2009, net income was $12.4 million, or $0.15 per share, compared to earnings of $23.2 million, or $0.29 per share for the three months ended September 30, 2008.  For the nine months ended September 30, 2009, net income excluding the Liberty Charge was $90.4 million, or $1.12 per share, compared to $91.9 million, or $1.18 per share for the nine months ended September 30, 2008.  Year to date, earnings per share are approximately $0.04 per share lower than earnings per share in 2008 due to the increased number of common shares outstanding, resulting from the issuance of common shares in June 2008.

Utility Group

In the third quarter of 2009, the Utility Group’s earnings were $8.7 million compared to earnings of $13.6 million in 2008, a decrease of $4.9 million.  Year to date, utility earnings were $71.5 million, compared to earnings of $80.4 million in 2008, a decrease of $8.9 million.  The decreases reflect continued trends involving lower large customer usage and lower wholesale power sales, both of which have been impacted by the recession, as well as an expected increase in depreciation expense.  Management estimates third quarter cooling weather over 20 percent cooler than both normal and the prior year decreased earnings in the quarter by $3.2 million, or $0.04 per share.  Management estimates the mild cooling weather decreased earnings $2.1 million, or $0.03 per share, for the nine months compared to the prior year period.  Increased revenues associated with regulatory initiatives partially offset these declines.

Nonutility Group

The Nonutility Group’s earnings were $3.3 million, or $0.04 per share, in the third quarter of 2009, compared to earnings of $9.8 million, or $0.12 per share, in 2008.  The decline resulted from third quarter 2008 record earnings from ProLiance, a period in which it benefited from unusually wide cash to NYMEX spreads.  Year to date in 2009, Nonutility Group earnings excluding the Liberty Charge were $18.7 million, or $0.23 per share, compared to $12.1 million, or $0.15 per share, in 2008.   Inclusive of the Liberty charge, 2009 year to date Nonutility Group earnings were $6.8 million.

Dividends

Dividends declared for the three months ended September 30, 2009, were $0.335 per share compared to $0.325 per share for the same period in 2008.   Dividends declared for the nine months ended September 30, 2009, were $1.005 per share compared to $0.975 per share for the same period in 2008.

In October 2009, the Board of Directors approved a ½ cent increase to the regular quarterly common stock dividend from the prior quarter to $0.340 per share payable on December 1, 2009.  The increase marks the 50th consecutive year Vectren has increased annual dividends paid.

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

Results of Operations of the Utility Group

The Utility Group is comprised of Utility Holdings’ operations.  The operations of the Utility Group consist of the Company’s regulated operations and other operations that provide information technology and other support services to those regulated operations.  Regulated operations consist of a natural gas distribution business that provides natural gas distribution and transportation services to nearly two-thirds of Indiana and to west central Ohio and an electric transmission and distribution business, which provides electric distribution services primarily to southwestern Indiana, and the Company’s power generating and wholesale power operations.  In total, these regulated operations supply natural gas and/or electricity to over one million customers.  Utility Group operating results before certain intersegment eliminations and reclassifications for the three and nine months ended September 30, 2009 and 2008 follow:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In millions, except per share data)	2009	2008	2009	2008
OPERATING REVENUES
Gas utility	$93.4	$143.9	$759.9	$1,002.4
Electric utility	143.0	147.9	400.7	402.3
Other	0.4	0.6	1.2	1.8
Total operating revenues	236.8	292.4	1,161.8	1,406.5
OPERATING EXPENSES
Cost of gas sold	28.0	80.2	440.6	686.0
Cost of fuel & purchased power	50.1	48.7	147.4	143.2
Other operating	69.9	69.2	227.9	217.7
Depreciation & amortization	45.9	41.6	134.8	123.2
Taxes other than income taxes	10.8	11.7	46.2	51.8
Total operating expenses	204.7	251.4	996.9	1,221.9

OPERATING INCOME	32.1	41.0	164.9	184.6

OTHER INCOME - NET	2.1	0.7	6.1	4.9

INTEREST EXPENSE	20.2	19.6	58.9	59.5

INCOME BEFORE INCOME TAXES	14.0	22.1	112.1	130.0

INCOME TAXES	5.3	8.5	40.6	49.6

NET INCOME	$8.7	$13.6	$71.5	$80.4

CONTRIBUTION TO VECTREN BASIC EPS	$0.11	$0.17	$0.89	$1.04

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

Rate Design Strategies
Sales of natural gas and electricity to residential and commercial customers are seasonal and are impacted by weather.  Trends in average use among natural gas residential and commercial customers have tended to decline in recent years as more efficient appliances and furnaces are installed and the price of natural gas have been volatile.  Normal temperature adjustment (NTA) and lost margin recovery mechanisms largely mitigate the effect on Gas Utility margin that would otherwise be caused by variations in volumes sold to these customers due to weather and changing consumption patterns.  Indiana Gas’ territory has both an NTA since 2005 and lost margin recovery since 2006.  SIGECO’s natural gas territory has an NTA since 2005 and lost margin recovery since 2007.  The Ohio service territory had lost margin recovery since 2006.  The Ohio lost margin recovery mechanism ended when new base rates went into effect in February 2009.  This mechanism was replaced by a rate design, commonly referred to as a straight fixed variable rate design, which is more dependent on service charge revenues and less dependent on volumetric revenues than previous rate designs. This new rate design, which will be fully implemented in February 2010, will eventually mitigate most weather risk in Ohio.  SIGECO’s electric service territory has neither NTA nor lost margin recovery mechanisms.

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

Recessionary Impacts
Gas and electric margin generated from sales to large customers (generally industrial and other contract customers) is primarily impacted by overall economic conditions and changes in demand for those customers’ products.  The recent recession has had and may continue to have some negative impact on both gas and electric large customers.  This impact has included, and may continue to include, tempered growth, significant conservation measures, and increased plant closures and bankruptcies.  While no one industrial customer comprises 10 percent of consolidated margin, the top five industrial electric customers comprise approximately 11 percent of electric utility margin in the nine months ended September 30, 2009, and therefore any significant decline in their collective margin could adversely impact operating results.  Deteriorating economic conditions may also lead to continued lower residential and commercial customer counts.  Further, resulting from the lower power prices, decreased demand for electricity, and higher coal prices associated with contracts negotiated last year, the Company’s coal fired generation has been dispatched less often by the MISO.  This has resulted in lower wholesale sales, more power being purchased from the MISO for native load requirements, and larger coal inventories.

Following is a discussion and analysis of margin generated from regulated utility operations.

Gas Utility Margin (Gas utility revenues less Cost of gas)
Gas Utility margin and throughput by customer type follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In millions)	2009	2008	2009	2008
Gas utility revenues	$93.4	$143.9	$759.9	$1,002.4
Cost of gas sold	28.0	80.2	440.6	686.0
Total gas utility margin	$65.4	$63.7	$319.3	$316.4
Margin attributed to:
Residential & commercial customers	$54.8	$51.6	$275.9	$268.3
Industrial customers	9.0	9.9	33.4	37.2
Other	1.6	2.2	10.0	10.9
Sold & transported volumes in MMDth attributed to:
Residential & commercial customers	6.3	6.3	71.5	76.6
Industrial customers	15.3	18.4	55.1	67.5
Total sold & transported volumes	21.6	24.7	126.6	144.1

For the three and nine months ended September 30, 2009, gas utility margins were $65.4 million and $319.3 million, respectively, and have increased $1.7 million and $2.9 million, respectively, compared to the prior year periods.   Among all customer classes, margin increases associated with regulatory initiatives including the full impact of the Vectren North base rate increase effective in February 14, 2008 and the Vectren Ohio base rate increase effective February 22, 2009, were $2.1 million quarter over quarter and $8.4 million year to date.  Increases were offset by impacts of the recession.  During the quarter, management estimates a $0.7 million decrease in industrial customer margin associated with lower volumes sold, and slightly lower residential and commercial customer counts decreased margin approximately $0.2 million.  Year to date, management estimates $4.0 million in industrial customer margin declines and $1.2 million related to lower residential and commercial customer counts.  The impact of operating costs, including revenue and usage taxes, recovered in margin was unfavorable $0.1 million quarter over quarter and unfavorable $0.9 million year over year, reflecting lower revenue taxes offset by higher pass through operating expenses.  Ohio weather had minor, favorable impacts both in the quarter and year to date compared to the prior year periods totaling $0.8 million and $0.4 million, respectively.  The average cost per dekatherm of gas purchased for the nine months ended September 30, 2009, was $6.03 compared to $10.14 in 2008.

Electric Utility Margin (Electric Utility revenues less Cost of fuel and purchased power)
Electric Utility margin and volumes sold by customer type follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In millions)	2009	2008	2009	2008

Electric utility revenues	$143.0	$147.9	$400.7	$402.3
Cost of fuel & purchased power	50.1	48.7	147.4	143.2
Total electric utility margin	$92.9	$99.2	$253.3	$259.1
Margin attributed to:
Residential & commercial customers	$62.5	$65.6	$170.1	$167.8
Industrial customers	23.3	23.0	63.6	64.5
Other customers	1.5	1.6	4.3	4.6
Subtotal: retail	$87.3	$90.2	$238.0	$236.9
Wholesale power & transmission system margin	$5.6	$9.0	$15.3	$22.2

Electric volumes sold in GWh attributed to:
Residential & commercial customers	770.0	833.8	2,122.1	2,195.6
Industrial customers	620.5	619.0	1,686.9	1,859.5
Other customers	4.5	4.3	14.1	58.3
Total retail volumes sold	1,395.0	1,457.1	3,823.1	4,113.4

Retail Margin
Electric retail utility margins were $87.3 million and $238.0 million for the three and nine months ended September 30, 2009, and compared to prior year periods decreased $2.9 million in the quarter and increased $1.1 million year to date.  Increased margin among the customer classes associated with returns on pollution control investments totaled $1.4 million quarter over quarter and $3.2 million year to date, and margin associated with tracked costs such as recovery of MISO and pollution control operating expenses increased $1.9 million quarter over quarter and $7.4 million year to date.  Management estimates weather 21 percent cooler than the prior year in the third quarter decreased residential and commercial margin $5.4 million in the third quarter and $3.6 million year to date.  Year to date, management estimates the weak economy to have decreased industrial margins approximately $5.4 million, with $1.7 million of the decline occurring in the third quarter.  The industrial decreases are due primarily to lower usage year to date and less peak usage in the quarter.

Wholesale Power and Transmission System Operation Margin
Generation capacity is from time to time in excess of native load requirements.  The Company markets and sells this unutilized generation to optimize the return on its owned assets.  Substantially all margin generated from off-system sales occurs into the MISO Day Ahead and Real Time markets.  The level of off-system sales is primarily affected by market conditions, the level of excess generating capacity, and electric transmission availability.  MISO-related transmission system operation activity includes margin associated with others using the Company’s transmission system and returns on electric transmission projects constructed by the Company in its service territory that benefit reliability throughout the region.  Returns associated with these projects meeting the criteria of MISO’s transmission expansion plans began in June 2008 and returns are increasing due to the level of capital invested in qualifying projects.

Further detail of Wholesale and Transmission activity follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In millions)	2009	2008	2009	2008
Off-system sales	$1.2	$5.5	$4.3	$15.8
Transmission system sales	4.4	3.5	11.0	6.4
Total wholesale and transmission	$5.6	$9.0	$15.3	$22.2

For the three and nine months ended September 30, 2009, wholesale margins were $5.6 million and $15.3 million, representing decreases of $3.4 million and $6.9 million, compared to 2008.  Of the quarterly and year to date decreases $4.3 million and $11.5 million, respectively, relate to lower margin retained by the Company from off-system sales.  The Company experienced lower wholesale power marketing margins due primarily to lower demand and wholesale prices due to the recession, coupled with increased coal costs.  Year to date, off-system sales totaled 494.3 GWh in 2009, compared to 1,111.4 GWh in 2008.  The base rate case effective August 17, 2007, requires that wholesale margin from off-system sales earned above or below $10.5 million be shared equally with customers as measured on a fiscal year ending in August, and results reflect the impact of that sharing.  Decreases associated with off-system sales have been partially offset by margins associated with transmission system operations.

Beginning in June 2008, the Company began earning a return on electric transmission projects constructed by the Company in its service territory that meet the criteria of Midwest Independent System Operator’s (MISO) transmission expansion plans.  Margin associated with these projects and other transmission system operations increased $0.9 million to $4.4 million for the three months ended September 30, 2009 and for the nine months ended September 30, 2009, margin increased $4.6 million, to $11.0 million.

Utility Group Operating Expenses

Other Operating
For the three and nine months ended September 30, 2009, other operating expenses were $69.9 million and $227.9 million, which represent increases of $0.7 million and $10.2 million, compared to 2008.  Approximately $1.3 million and $8.3 million of the increases result from increased costs directly recovered through utility margin.  Examples of such tracked costs include Ohio bad debts, Indiana gas pipeline integrity management costs, costs to fund Indiana energy efficiency programs, and MISO transmission revenues and costs, among others.  Bad debt expense associated with the Indiana service territory decreased $0.4 million in the quarter and increased $2.3 million year to date.  The gas cost portion of bad debt expense in the Indiana service territory is recovered through gas cost recovery mechanisms.  All other operating expenses were approximately $0.2 million lower in the quarter and $0.4 million lower year to date.

Depreciation & Amortization
For the three and nine months ended September 30, 2009, depreciation expense was $45.9 million and $134.8 million, which represents increases of $4.3 million and $11.6 million, compared to 2008.  Plant additions include the approximate $100 million SO2 scrubber placed into service January 1, 2009 for which depreciation totaling $1.5 million in the quarter and $4.0 million year to date is directly recovered in electric utility margin.

Taxes Other Than Income Taxes
For the three and nine months ended September 30, 2009, taxes other than income taxes were $10.8 million and $46.2 million, which represent decreases of $0.9 million for the quarter and $5.6 million year to date, compared to 2008.  The decreases are attributable to lower utility receipts, excise, and usage taxes caused principally by lower gas prices.  These expenses are tracked in revenues.

Other Income – Net

For the three and nine months ended September 30, 2009, other income – net was $2.1 million and $6.1 million, which represents an increase of $1.4 million in the quarter and $1.2 million year to date compared to 2008.  The increases reflect increasing market values associated with investments related to unqualified benefit plans.

Interest Expense

For the three and nine months ended September 30, 2009, interest expense was $20.2 million and $58.9 million, which represents an increase of $0.6 million in the quarter and a decrease of $0.6 million year to date, compared to 2008.  The increase in the quarter reflects the impact of two long-term financing transactions completed in 2009.  These transactions involved the second quarter issuance by Vectren Utility Holdings, Inc. (VUHI) of $100 million in unsecured eleven year notes with an interest rate of 6.28 percent to institutional investors and the third quarter completion by Southern Indiana Gas and Electric Company of a $22.3 million debt issuance of 31 year tax exempt first mortgage bonds with an interest rate of 5.4 percent.  Both periods in 2009 reflect lower short-term interest rates and lower average short-term debt balances that have been impacted favorably by lower gas prices and the issuance of new long-term debt.

Income Taxes

For the three and nine months ended September 30, 2009, federal and state income taxes were $5.3 million and $40.6 million, which represents decreases of $3.2 million and $9.0 million, compared to 2008.  The lower taxes are primarily due to lower pretax income.

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

Similarly, in March of 2005, USEPA promulgated the Clean Air Mercury Rule (CAMR).  CAMR is an allowance cap and trade program requiring further reductions in mercury emissions from coal-burning power plants.  The CAMR regulations were vacated by the US Court of Appeals for the DC Circuit in July 2008.  In response to the court decision, USEPA has announced that it intends to publish proposed Maximum Achievable Control Technology standards for mercury in 2010.  It is uncertain what emission limit the USEPA is considering, and whether they will address hazardous pollutants in addition to mercury.  It is also possible that the vacatur of the CAMR regulations will lead to increased support for the passage of a multi-pollutant bill in Congress.

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

Further, the IURC granted SIGECO authority to invest in an SO2 scrubber at its generating facility that is jointly owned with ALCOA (the Company’s portion is 150 MW).  The order allows SIGECO to recover an approximate 8 percent return on capital investments through a rider mechanism which is periodically updated for actual costs incurred less post in-service depreciation expense.  Through September 30, 2009, the Company has invested approximately $100 million in this project.  The scrubber was placed into service on January 1, 2009.  Recovery through a rider mechanism of associated operating expenses including depreciation expense associated with the scrubber also began on January 1, 2009.  With the SO2 scrubber fully operational, SIGECO is positioned for compliance with the additional SO2 reductions required by Phase I CAIR commencing on January 1, 2010.

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

The need to reduce CO2 and other greenhouse gas emissions, yet provide affordable energy, requires thoughtful balance. For these reasons, Vectren supports a national climate change policy with the following elements:

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
•
Evaluating renewable energy projects to complement base load coal fired generation in advance of mandated renewable energy portfolio standards.  Recent renewable energy activity includes executing long-term contracts to purchase 80MW of wind energy generated by wind farms in Benton County, Indiana, and purchasing 3.2MW land fill gas facility located in the Company’s electric service territory.

•	Implementing conservation initiatives in the Company’s Indiana and Ohio gas utility service territories;
•	Participation in an electric conservation and demand side management collaborative with the OUCC and other customer advocate groups;
•	Evaluating potential carbon requirements with regard to new generation, other fuel supply sources, and future environmental compliance plans;
•	Reducing the Company’s carbon footprint by measures such as purchasing hybrid vehicles and optimizing generation efficiencies; and
•	Developing renewable energy and energy efficiency performance contracting projects through its wholly owned subsidiary, Energy Systems Group.

Legislative Actions and Other Climate Change Initiatives
The U.S. House of Representatives has passed a comprehensive energy bill that includes a carbon cap and trade program where there is a progressive cap on greenhouse gas emissions and an auctioning and subsequent trading of allowances among those that emit greenhouse gases, a federal renewable portfolio standard, and utility energy efficiency targets.  As of the date of this filing, the Senate has not passed a bill, and the House bill is not law.  The U.S. Senate is in the early stages of debating a cap and trade proposal.  The cap and trade proposal is similar in structure to the House bill.

In the absence of federal legislation, several regional initiatives throughout the United States are in the process of establishing regional cap and trade programs.  While no climate change legislation is pending in Indiana, the state is an observer of the Midwestern Regional Greenhouse Gas Reduction Accord, and in its completed 2009 session, the state’s legislature debated, but did not pass, a renewable energy portfolio standard.

In advance of a federal or state renewable portfolio standard, SIGECO recently purchased, after regulatory approval, a 3.2 MW landfill gas generation facility that is directly interconnected to the Company’s distribution system from a related entity and recently executed a long term purchase power commitment for 50 MW of wind energy.  These transactions supplement a 30 MW wind energy purchase power agreement executed in 2008.

In April of 2007, the US Supreme Court determined that greenhouse gases meet the definition of "air pollutant" under the Clean Air Act and ordered the USEPA to determine whether greenhouse gas emissions from motor vehicles cause or contribute to air pollution that may reasonably be anticipated to endanger public health or welfare. In April of 2009, the USEPA published its proposed endangerment finding for public comment.  The proposed endangerment finding concludes that carbon emissions from mobile sources pose an endangerment to public health and the environment.  Upon finalization, the endangerment finding is the first step toward USEPA regulating carbon emissions through the existing Clean Air Act in the absence of specific carbon legislation from Congress.  Therefore, any new regulations would likely also impact major stationary sources of greenhouse gases.  The USEPA has recently finalized a mandatory greenhouse gas emissions registry which will require reporting of emissions beginning in 2011 (for the emission year 2010).   The USEPA has also recently proposed a revision to the PSD (Prevention of Significant Deterioration) and Title V permitting rules which would require facilities that emit 25,000 tons or more of greenhouse gases a year to obtain a PSD permit for new construction or a significant modification of an existing facility.  If these proposed rules were adopted, they would apply to SIGECO’s generating plant.

Impact of Legislative Actions and Other Initiatives is Unknown
If legislation requiring reductions in CO2 and other greenhouse gases or legislation mandating a renewable energy portfolio standard is adopted, such regulation could substantially affect both the costs and operating characteristics of the Company’s fossil fuel generating plants, nonutility coal mining operations, and possibly natural gas distribution businesses.  Further, any legislation would likely impact the Company’s generation resource planning decisions.  At this time and in the absence of final legislation, compliance costs and other effects associated with reductions in greenhouse gas emissions or obtaining renewable energy sources remain uncertain.  The Company has gathered preliminary estimates of the costs to comply with a cap and trade approach to controlling greenhouse gas emissions.  A preliminary investigation demonstrated costs to comply would be significant, first to operating expenses for the purchase of allowances, and later to capital expenditures as technology becomes available to control greenhouse gas emissions.  However, these compliance cost estimates are very sensitive to highly uncertain assumptions, including allowance prices and energy efficiency targets.  Costs to purchase allowances that cap greenhouse gas emissions should be considered a cost of providing electricity, and as such, the Company believes recovery should be timely reflected in rates charged to customers.  Approximately 22 percent of electric volumes sold in 2008 were delivered to municipal and other wholesale customers.  As such, reductions in these volumes in 2009 coupled with the flexibility to further modify the level of these transactions in future periods may help with compliance if emission targets are based on pre-2008 levels.

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

In October 2002, SIGECO received a formal information request letter from the IDEM regarding five manufactured gas plants that it owned and/or operated and were not enrolled in the IDEM’s VRP.  In October 2003, SIGECO filed applications to enter four of the manufactured gas plant sites in IDEM's VRP.  The remaining site is currently being addressed in the VRP by another Indiana utility.  SIGECO added those four sites into the renewal of the global Voluntary Remediation Agreement that Indiana Gas has in place with IDEM for its manufactured gas plant sites.  That renewal was approved by the IDEM in February 2004.  SIGECO is also named in a lawsuit filed in federal district court in May 2007, involving another waste disposal site subject to potential environmental remediation efforts.  With respect to that lawsuit, in an October 2009 court decision, SIGECO was found to be a PRP at the site.  However, the Court must still determine whether such costs should be allocated among a number of PRPs, including the former owners of the site.  SIGECO has filed a declaratory judgment action against its insurance carriers seeking a judgment finding its carriers liable under the policies for coverage of further investigation and any necessary remediation costs that SIGECO may accrue under the VRP program and/or related to the site subject to the May 2007 lawsuit.

SIGECO has recorded cumulative costs that it reasonably expects to incur related to these environmental matters totaling approximately $9.2 million.  However, given the uncertainty surrounding the allocation of PRP responsibility associated with the May 2007 lawsuit and other matters, the total costs that may be incurred in connection with addressing all of these sites cannot be determined at this time.  With respect to insurance coverage, SIGECO has settled with certain of its known insurance carriers under insurance policies in effect when these sites were in operation in an aggregate amount of $8.1 million; negotiations are ongoing with others.  SIGECO has undertaken significant remediation efforts at two MGP sites.

Environmental remediation costs related to Indiana Gas’ and SIGECO’s manufactured gas plants and other sites have had a minor impact on results of operations or financial condition since cumulative costs recorded to date approximate PRP and insurance settlement recoveries.  Such cumulative costs are estimated by management using assumptions based on actual costs incurred, the timing of expected future payments, and inflation factors, among others.  While the Company’s utilities have recorded all costs which they presently expect to incur in connection with activities at these sites, it is possible that future events may require some level of additional remedial activities which are not presently foreseen and those costs may not be subject to PRP or insurance recovery.  As of September 30, 2009 and December 31, 2008, approximately $4.0 million and $6.5 million, respectively, of accrued, but not yet spent, remediation costs are included in Other Liabilities related to both the Indiana Gas and SIGECO sites.

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

Historically, the Company has typically been in a net sales position with MISO as generation capacity is in excess of that needed to serve native load and is from time to time in a net purchase position.  When the Company is a net seller such net revenues are included in Electric Utility revenues and when the Company is a net purchaser such net purchases are included in Cost of fuel and purchased power.  Net positions are determined on an hourly basis.  Since the Company became an active MISO member, its generation optimization strategies primarily involve the sale of excess generation into the MISO day ahead and real-time markets.  Net revenues from wholesale activities included in Electric Utility revenues totaled $3.2 million and $15.0 million in the three months ended September 30, 2009 and 2008 respectively.  For the nine months ended September 30, 2009 and 2008, net revenues from wholesale activities included in Electric Utility revenues totaled $19.5 million and $51.2 million, respectively.  Recently, MISO market prices have fallen and the Company has more frequently been a net purchaser.

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

As a result of MISO’s operational control over much of the Midwestern electric transmission grid, including SIGECO’s transmission facilities, SIGECO’s continued ability to import power, when necessary, and export power to the wholesale market has been, and may continue to be, impacted.  Given the nature of MISO’s policies regarding use of transmission facilities, as well as ongoing FERC initiatives, and a Day 3 ancillary services market (ASM), where MISO began providing a bid-based regulation and contingency operating reserve markets on January 6, 2009, it is difficult to predict near term operational impacts.  The IURC has approved the Company’s participation in the ASM and has granted authority to recover costs associated with ASM.  To date impacts from the ASM have been minor.

The need to expend capital for improvements to the regional transmission system, both to SIGECO’s facilities as well as to those facilities of adjacent utilities, over the next several years is expected to be significant.  Beginning in June 2008, the Company began timely recovering its investment in certain new electric transmission projects that benefit the MISO infrastructure at a FERC approved rate of return.  Such revenues recorded in Electric Utility revenues associated with projects meeting the criteria of MISO’s transmission expansion plans totaled $2.4 million and $2.3 million for the three months ended September 30, 2009 and 2008 respectively.  For the nine months ended September 30, 2009 and 2008, revenues recorded in Electric Utility revenues associated with projects meeting the criteria of MISO’s transmission expansion plans totaled $6.7 million and $3.0 million, respectively.

One such project currently under construction is an interstate 345 kilovolt transmission line that will connect Vectren’s A B Brown Station to a station in Indiana owned by Duke Energy to the north and to a station in Kentucky owned by Big Rivers Electric Corporation to the south.  Throughout the project, SIGECO is to recover an approximate 10 percent return, inclusive of the FERC approved equity rate of return of 12.38 percent, on capital investments through a rider mechanism which is updated annually for estimated costs to be incurred.  Of the total investment, which is expected to approximate $70 million, as of September 30, 2009, the Company has invested approximately $11.4 million.  The Company expects this project to be operational in 2011.  At that time, any operating expenses including depreciation expense are also expected to be recovered through a FERC approved rider mechanism.  Further, the approval allows for recovery of expenditures made even in the event currently unforeseen difficulties delay or permanently halt the project.

Vectren South Electric DSM and Lost Margin Recovery Filing

In 2008, the Company made an initial filing with the IURC requesting a multi-year program to promote energy conservation and expanded demand side management (DSM) programs within its Vectren South electric utility.  As proposed, costs associated with these programs would be recovered through a tracking mechanism.  The implementation of these programs is designed to work in tandem with a lost margin recovery mechanism.  This mechanism, as proposed, allows recovery of a portion of rates from residential and commercial customers based on the level of customer revenues established in Vectren South’s last electric general rate case.  This program is similar to programs authorized by the IURC in the Company’s Indiana natural gas service territories.  The Company is awaiting a decision by the IURC.

Results of Operations of the Nonutility Group

The Nonutility Group operates in three primary business areas: Energy Marketing and Services, Coal Mining, and Energy Infrastructure Services.  Energy Marketing and Services markets and supplies natural gas and provides energy management services.  Coal Mining mines and sells coal.  Energy Infrastructure Services provides underground construction and repair and provides performance contracting and renewable energy services.  There are also other legacy businesses that have invested in energy-related opportunities and services, real estate, and leveraged leases, among other investments.  The Nonutility Group supports the Company’s regulated utilities pursuant to service contracts by providing natural gas supply services, coal, and infrastructure services.  Nonutility Group earnings for the three and nine months ended September 30, 2009 and 2008 follow:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In millions, except per share amounts)	2009	2008	2009	2008

NET INCOME EXCLUDING LIBERTY CHARGE	$3.3	$9.8	$18.7	$12.1

CONTRIBUTION TO VECTREN BASIC EPS	$0.04	$0.12	$0.23	$0.15

NET INCOME (LOSS) ATTRIBUTED TO:
Energy Marketing & Services (Excluding Liberty Charge)	$(4.8)	$10.1	$6.0	$12.4
Mining Operations	4.0	(0.5)	7.4	(1.6)
Energy Infrastructure Services	4.6	6.0	7.6	5.5
Other Businesses	(0.5)	(5.8)	(2.3)	(4.2)

Inclusive of the Liberty Charge, the Nonutility Group generated net income of $6.8 million for the nine months ended September 30, 2009.

Energy Marketing and Services

Energy Marketing and Services results, inclusive of holding company costs, for the quarter ended September 30, 2009, were a loss of $4.8 million compared to earnings of $10.1 million in 2008.  The year to date net income in 2009 was $6.0 million compared to $12.4 million in 2008.  Operating entities contributing to these results include Vectren Source and ProLiance.  Results in nine months ended September 30, 2009 exclude the impact of the Liberty Charge of $11.9 million after tax.

Vectren Source

Vectren Retail, LLC (d/b/a Vectren Source), a wholly owned subsidiary, provides natural gas and other related products and services to customers opting for choice among energy providers.  Vectren Source operated at a seasonal loss of approximately $3.0 million in the third quarter of 2009, compared to a loss of $0.6 million in 2008.  The wider seasonal loss experienced during 2009 is primarily due to increased storage costs due to the increasing number of customers.  The third quarter of 2008 contains a $0.7 million gain associated with the sale of its Georgia customer base as Vectren Source exited that market in 2008.  Year to date, Vectren Source earned $4.0 compared to $0.2 million in 2008.  The higher year to date earnings resulted primarily from favorable market conditions over the course of the first quarter as revenues on variable priced sales contracts fell more slowly than gas costs.  Due to the seasonal nature of the retail gas supply business and due to prices charged to customers more fully reflecting the current lower gas prices, as expected such higher first quarter earnings have not continued.  Vectren Source’s customer count at September 30, 2009 was approximately 186,000 customers, compared to 130,000 customers at September 30, 2008.

ProLiance

ProLiance Energy, a nonutility energy marketing affiliate of Vectren and Citizens, provides services to a broad range of municipalities, utilities, industrial operations, schools, and healthcare institutions located throughout the Midwest and Southeast United States.  ProLiance’s customers include Vectren’s Indiana utilities and nonutility gas supply operations and Citizens’ utilities.  ProLiance’s primary businesses include gas marketing, gas portfolio optimization, and other portfolio and energy management services.  Consistent with its ownership percentage, Vectren is allocated 61 percent of ProLiance’s profits and losses; however, governance and voting rights remain at 50 percent for each member; and therefore, the Company accounts for its investment in ProLiance using the equity method of accounting.  Vectren received regulatory approval on April 25, 2006, from the IURC for ProLiance to continue to provide natural gas supply services to the Company’s Indiana utilities through March 2011.  For the three months ended September 30, 2009 and 2008, the amounts recorded to Equity in earnings (losses) of unconsolidated affiliates related to ProLiance’s operations totaled a loss of $0.4 million and earnings of $21.9 million, respectively.  For the nine months ended September 30, 2009 and 2008, the amounts recorded to Equity in earnings (losses) of unconsolidated affiliates related to ProLiance’s operations excluding the Liberty Charge totaled income of $9.7 million and $30.1 million, respectively.

Vectren Energy Marketing and Services, Inc (EMS), a wholly owned subsidiary, holds the Company’s investment in ProLiance.  Within the consolidated entity, EMS is responsible for certain financing costs associated with ProLiance and is also responsible for income taxes related to the Company’s portion of ProLiance’s results.  During the three months ended September 30, 2009, results at EMS related to ProLiance were a loss of $1.6 million, compared to earnings of $12.4 million in 2008.  The third quarter of 2008 was a record quarter in terms of earnings contribution for ProLiance, a period in which it significantly benefited from wider cash to NYMEX spreads.  As previously disclosed, the level of ProLiance’s 2008 third quarter earnings was not indicative of its future operating results.  During quarter ended September 30, 2009, ProLiance produced more typical third quarter operating results.  During the nine months ended September 30, 2009, ProLiance’s earnings were approximately $2.7 million compared to earnings of $15.7 million in 2008.  The 2009 year to date results exclude the impact of the Liberty charge.  The year to date decrease of $13.0 million primarily reflects the third quarter reduced earnings volatility.  The current year heating season’s seasonal spreads are expected to improve over the prior year, and those earnings will be realized in the fourth quarter of 2009 and the first quarter of 2010.    ProLiance’s storage capacity is 46 BCF compared to 42 BCF at December 31, 2008.

Investment in Liberty Gas Storage

Liberty Gas Storage, LLC (Liberty), a joint venture between a subsidiary of ProLiance and a subsidiary of Sempra Energy (SE), is a development project for salt-cavern natural gas storage facilities.  ProLiance is the minority member with a 25 percent interest, which it accounts for using the equity method.  The project was expected to include 17 Bcf of capacity in its north facility (previously referred to as the Sulfur site, located near Sulfur, Louisiana), and an additional 17 Bcf of capacity in its south facility (previously referred to as the Hackberry site, near Hackberry, Louisiana). As more fully described below, it is now expected that only the south facility will be completed by the joint venture. This facility is expected to provide at least 17 Bcf of capacity. The Liberty pipeline system is currently connected with several interstate pipelines, including the Cameron Interstate Pipeline operated by Sempra Pipelines & Storage, and will connect area LNG regasification terminals to an interstate natural gas transmission system and storage facilities.  ProLiance’s investment in Liberty is $37.1 million at September 30, 2009, after reflecting the charge discussed below.

In late 2008, SE advised ProLiance that the completion of the phase of Liberty’s development at the north site had been delayed by subsurface and well-completion problems.   Based on testing performed in the second quarter of 2009, SE determined that attempts at corrective measures had been unsuccessful.  At June 30, 2009, Liberty recorded a charge of approximately $132 million to write off the caverns and certain related assets, reflecting SE’s view that it is probable that investments made at the north site will provide no future economic benefit.  As an equity investor in Liberty, ProLiance recorded its share of the charge, totaling $33 million at June 30, 2009.  The Company’s share is $11.9 million after tax, or $0.15 per share. In the Consolidated Statement of Income for the nine months ended September 30, 2009, the charge is an approximate $19.9 million reduction to Equity in earning of unconsolidated affiliates and an income tax benefit reflected in Income taxes of approximately $8.0 million. The charge is not material to the Company’s financial condition.  ProLiance does not expect it to impact its future liquidity or access to capital, nor is it expected that this situation will impact ProLiance’s ability to meet the needs of its customers.

Coal Mining

Coal Mining mines and sells coal to the Company’s utility operations and to third parties through its wholly owned subsidiary Vectren Fuels, Inc. (Fuels).  Coal Mining, inclusive of holding company costs, earned approximately $4.0 million in the third quarter of 2009, compared to a loss of $0.5 million in 2008.  Year to date, Coal Mining earned $7.4 million compared to a loss of $1.6 million in 2008.  Coal Mining earnings have increased based on new pricing in contracts effective January 1, 2009.  The impact of higher revenues have been somewhat offset by increased costs per ton mined.  This anticipated increase in costs is reflective of efforts to reconfigure the mining operation at Prosperity mine in order to improve future productivity.   During the current quarter, these improvements began to favorably impact production and operating costs.

The continuing recession has resulted in a recent, but significant, decrease in the demand for and market price of Illinois Basin coal.  The lowered demand is resulting in some build up of coal inventories at most customer locations as well as at Vectren Fuels’ mines as a result of contracts with minimum delivery provisions, which enable the customers to scale back their deliveries within specified limits.  This has resulted in less than anticipated 2009 mine production.  Further, Vectren Fuels is currently in a dispute with one customer regarding its purchase contract, and Vectren Fuels is working to resolve the dispute.  The Company began 2009 with a limited amount of production that was unsold. Given the current market conditions, as previously reported, expectations for full year 2009 sales remain at 3.4 to 3.6 million tons, a reduction from the original expectation of 4.6 to 5.2 million tons.  Further, the growing customer coal inventory levels will likely cause the current demand and supply imbalance to extend into 2010.

The first of two new underground mines located near Vincennes, Indiana is nearing completion.  For testing purposes and to build the initial coal pile, minor coal extraction began in the third quarter of 2009.   Vectren Fuels expects the initial mine to be in service in the first quarter of 2010 with the second mine opening in 2011.  However, Vectren Fuels may continue to change this time table as it evaluates the impacts of current market conditions.  Reserves at the two mines are estimated at 98 million tons of recoverable number-five coal at 11,200 BTU (British thermal units) and less than 6-pound sulfur dioxide.  The reserves at these new mines bring total coal reserves to approximately 129 million tons at September 30, 2009.  Once in production, the two new mines are capable of producing about 5 million tons of coal per year.  Due to the delay in the opening of the mines, management now expects to incur approximately $200 million to access the coal reserves.  At September 30, 2009, Vectren Fuels has invested approximately $150 million in the new mines.

Energy Infrastructure Services

Energy Infrastructure Services results, inclusive of holding company costs, contributed earnings of $4.6 million in the third quarter of 2009 compared to $6.0 million in 2008.  Year to date earnings were $7.6 million in 2009 compared to $5.5 million in 2008.  Operating entities contributing to these results include Miller Pipeline and Energy Systems Group.

Miller Pipeline

Miller’s 2009 earnings were $2.3 million in the third quarter, compared to $3.3 million in 2008.  Miller earned approximately $3.1 million year to date in 2009, compared to $3.6 million in 2008.  The declines are primarily due to recessionary impacts related to utility customer cut backs and some third quarter start up costs associated with new contracts.  Lower interest rates and favorable weather conditions which allowed for more efficient completion of first quarter projects partially offset the decreases.

Energy Systems Group

ESG’s 2009 earnings were $2.9 million in the third quarter and were generally flat compared to the prior year.  ESG earned approximately $5.9 million year to date in 2009, compared to $2.9 million in 2008. The increase results from the second quarter 2009 sale of a 3.2 MW land fill gas facility located in the Company’s electric service territory as part of its ongoing renewable energy project development strategy.  The sale to the Company’s electric utility, as part of the utility’s strategy to continue to build a renewable energy portfolio, was approved by the Indiana Utility Regulatory Commission.

At September 30, 2009, ESG’s backlog was $76 million, compared to $54 million at September 30, 2008.   The national focus on a comprehensive energy strategy as evidenced by the Energy Independence and Security Act of 2007 and the American Recovery and Reinvestment Act of 2009 is likely to create favorable conditions for ESG’s growth and resulting earnings.

Other Businesses

For the three and nine months ended September 30, 2009, other nonutility businesses, which include legacy real estate and other investments, operated at a net loss of $0.5 million and $2.3 million, respectively, compared to a net loss of $5.8 million and $4.2 million in 2008.  During the third quarter of 2008, the Company recorded an impairment charge associated with its commercial real estate investments totaling $10.0 million, $5.9 million after tax, or $0.07 per share.   During the year to date period, the impact of this charge in 2008 was partially offset by favorable adjustments related to income tax true-ups.

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

Results Excluding the Liberty Charge

This discussion and analysis contains other non-GAAP financial measures that exclude the charge related to ProLiance’s investment in Liberty Gas Storage, LLC (Liberty Charge) recorded during the second quarter of 2009.

Management uses consolidated net income, consolidated earnings per share, and Nonutility Group net income, excluding the Liberty Charge, to evaluate its results.   Management believes analyzing underlying business trends is aided by the removal of the Liberty Charge due to the significant impact it has on comparability between the periods reported.   The rationale for using such non-GAAP measures is that the charge in all cases substantially decreases the performance measures, and the period to period changes do not provide meaningful comparative information regarding typical operating results.

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

	Nine Months Ended September 30, 2009
(In Millions, except EPS)	GAAP-Measure	Exclude Liberty Charge	Non-GAAP Measure
Consolidated
Net Income	$78.5	(11.9)	$90.4
Basic EPS	$0.97	(0.15)	$1.12
Nonutility Group Net Income	$6.8	(11.9)	$18.7

The non-GAAP financial measures disclosed by the Company should not be considered a substitute for, or superior to, financial measures calculated in accordance with GAAP, and the financial results calculated in accordance with GAAP.

Impact of Recently Issued Accounting Guidance

Fair Value Measurements

On January 1, 2009, the Company adopted FASB guidance related to fair value measurements as it relates to nonfinancial assets and nonfinancial liabilities that are measured at fair value on a nonrecurring basis, such as the initial measurement of an asset retirement obligation or the use of fair value in goodwill, intangible assets and long-lived assets impairment tests.  This adoption had no significant impact on the Company’s operating results or financial condition.

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued new accounting guidance related to noncontrolling interests in consolidated financial statements.  This guidance establishes accounting and reporting standards that require ownership percentages in material subsidiaries held by parties other than the parent be clearly identified, labeled, and presented separately from the parent’s equity in the equity section of the consolidated balance sheet; the amount of consolidated net income attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the consolidated income statement; that changes in the parent’s ownership interest while it retains control over its subsidiary be accounted for consistently; that when a subsidiary is deconsolidated, any retained noncontrolling equity investment be initially measured at fair value; and that sufficient disclosure is made to clearly identify and distinguish between the interests of the parent and the noncontrolling owners.  The adoption of this guidance on January 1, 2009 had an immaterial impact to the Company’s presentation of its financial position and operating results.

Disclosures about Derivative Instruments and Hedging Activities

On January 1, 2009, the Company adopted FASB issued guidance related to qualitative and quantitative disclosures required in both interim and annual financial statements.  This guidance describes enhanced disclosures under prior FASB guidance and requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation in order to better convey the purpose of derivative use in terms of the risks that the entity is intending to manage.  These disclosures are included in Note 13 to the consolidated condensed financial statements.

Subsequent Events

The Company adopted new FASB guidance related to management’s review of subsequent events on June 30, 2009.  In the instance of a public registrant such as the Company, this guidance establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are “issued”, as that term is defined in the guidance.   The standard requires the disclosure of the date through which an entity has evaluated subsequent events.  Such disclosure is included in Note 2 to these consolidated financial statements.  The adoption of this guidance did not have a material impact.

Accounting Standards Codification

The Company adopted FASB guidance related to the FASB Accounting Standards Codification (ASC) and the Hierarchy of GAAP.  This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States.  This statement replaces prior guidance related to the hierarchy of GAAP and establishes the FASB ASC as the source of authoritative accounting principles recognized by the FASB.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for all SEC registrants.  The adoption of this guidance did not have any impact on amounts recorded on the financial statements.

Business Combinations

On January 1, 2009, the Company adopted new FASB guidance related to business combinations.  This guidance establishes principles and requirements for how the acquirer of an entity (1) recognizes and measures the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree (2) recognizes and measures acquired goodwill or a bargain purchase gain and (3) determines what information to disclose in its financial statements in order to enable users to assess the nature and financial effects of the business combination.  The guidance applies to all transactions or other events in which one entity acquires control of one or more businesses and applies to all business entities.  Because the provisions of this standard are applied prospectively, the impact to the Company cannot be determined until the transactions occur.

Participating Securities

On January 1, 2009, the Company adopted FASB guidance related to determining whether instruments granted in share-based payment transactions are participating securities.  This guidance clarified that unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders.  Awards of this nature that impact the EPS calculation are participating securities.  The presence of a participating security requires EPS to be calculated using the two-class method.

Of the approximate 81 million shares outstanding as of September 30, 2009, unvested share-based payment awards that contain rights to nonforfeitable dividends comprise less than one percent.  The Company prospectively changed share-based payment awards such that dividends on awards granted in 2009 and beyond are subject to forfeiture.

As a result of the insignificant level of participating securities subject to the two-class method of computing earnings per share, the adoption of this FASB guidance had immaterial impacts to both current and prior period earnings per share calculations.

Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement

On January 1, 2009, the Company adopted FASB guidance related to issuer’s accounting for liabilities measured at fair value with a third-party credit enhancement.  This guidance states that companies should not include the effect of third-party credit enhancements in the fair value measurement of the related liabilities.  The guidance also requires companies with outstanding liabilities measured or disclosed at fair value to disclose the existence of credit enhancements, to disclose valuation techniques used to measure liabilities and to include a discussion of changes, if any, from the valuation techniques used to measure liabilities in prior periods.

As of September 30, 2009, the Company has approximately $251.1 million of debt instruments that are supported by a third party credit enhancement feature such as insurance from a monoline insurer or a letter of credit posted by third party that supports the Company’s credit facilities.  It is not anticipated the Company’s valuation techniques will change materially as a result of the adoption of this guidance.

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued guidance related to the determination of the useful life of intangible assets. This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under other guidance related to goodwill and other intangible assets.  The Company adopted this guidance as of January 1, 2009 and such adoption did not have a material impact on the consolidated financial statements.

FASB Guidance on Fair Value Accounting and Disclosure

On June 30, 2009, the Company adopted additional FASB guidance related to interim disclosures about fair value of financial instruments.  This guidance requires disclosure in interim financial statements as well as annual financial statements of fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position.  The carrying values and estimated fair values of the Company's other financial instruments are included in Note 13 to the consolidated financial statements.

On June 30, 2009, the Company also adopted FASB guidance for determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly.  The Company also adopted FASB guidance related to recognition and presentation of other-than-temporary impairments. This guidance impacts the impairment testing of debt securities held for investment purposes and the presentation and disclosure requirements for debt and equity securities.   The adoption of this FASB guidance did not have any material impact to the Company’s financial statements.

Employers’ Disclosures about Postretirement Benefit Plan Assets

In December 2008, the FASB issued new accounting guidance for employers’ disclosures about postretirement benefit plan assets.  This guidance amends the plan asset disclosures required under prior guidance by the FASB to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The guidance relates to disclosures about investment policies and strategies, categories of plan assets, fair value measurements of plan assets, and significant concentrations of risk. This guidance is effective for fiscal years ending after December 15, 2009. The Company will include the disclosure requirements in its 2009 annual financial statements.

Variable Interest Entities

In June 2009, the FASB issued new accounting guidance regarding variable interest entities (VIE”s).  This new guidance is effective for annual reporting periods beginning after November 15, 2009.  This guidance requires a qualitative analysis of which holder of a variable interest controls the VIE and if that interest holder must consolidate a VIE.  Additionally, it requires additional disclosures and an ongoing reassessment of who must consolidate a VIE.  The Company is evaluating the impact of the adoption of this guidance; however, the Company does not expect the adoption of this guidance will have a material impact on the consolidated financial statements.

Financial Condition

Within Vectren’s consolidated group, Utility Holdings funds the short-term and long-term financing needs of the Utility Group operations, and Vectren Capital Corp (Vectren Capital) funds short-term and long-term financing needs of the Nonutility Group and corporate operations.  Vectren Corporation guarantees Vectren Capital’s debt, but does not guarantee Utility Holdings’ debt.  Vectren Capital’s long-term and short-term obligations outstanding at September 30, 2009 approximated $333 million and $161 million, respectively.  Utility Holdings’ outstanding long-term and short-term borrowing arrangements are jointly and severally guaranteed by Indiana Gas, SIGECO, and VEDO.  Utility Holdings’ long-term obligations outstanding at September 30, 2009 approximated $921 million.  As of September 30, 2009, Utility Holdings had approximately $10 million of cash invested in money market funds and no material short-term borrowings outstanding to third parties.  Additionally, prior to Utility Holdings’ formation, Indiana Gas and SIGECO funded their operations separately, and therefore, have long-term debt outstanding funded solely by their operations.

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

The credit ratings of the senior unsecured debt of Utility Holdings and Indiana Gas, at September 30, 2009, are A-/Baa1 as rated by Standard and Poor's Ratings Services (Standard and Poor’s) and Moody’s Investors Service (Moody’s), respectively.  The credit ratings on SIGECO's secured debt are A/A2.  Utility Holdings’ commercial paper has a credit rating of A-2/P-2.  The current outlook of both Moody’s and Standard and Poor’s is stable.  During the third quarter of 2009, Moody’s raised its credit rating on SIGECO’s secured debt from A3 to A2; otherwise, these ratings and outlooks have not changed since December 31, 2008.  A security rating is not a recommendation to buy, sell, or hold securities.  The rating is subject to revision or withdrawal at any time, and each rating should be evaluated independently of any other rating.  Standard and Poor’s and Moody’s lowest level investment grade rating is BBB- and Baa3, respectively.

The Company’s consolidated equity capitalization objective is 45-55 percent of long-term capitalization.  This objective may have varied, and will vary, depending on particular business opportunities, capital spending requirements, execution of long-term financing plans and seasonal factors that affect the Company’s operations.  The Company’s equity component was 45 percent and 50 percent of long-term capitalization at September 30, 2009 and December 31, 2008, respectively.  Long-term capitalization includes long-term debt, including current maturities and debt subject to tender, as well as common shareholders’ equity.

As of September 30, 2009, the Company was in compliance with all financial covenants.

Available Liquidity in Current Credit Conditions

The Company’s A-/Baa1 investment grade credit ratings have allowed it to access the capital markets as needed during this period of financial market volatility.  Over the last twelve to eighteen months, the Company has significantly enhanced its short-term borrowing capacity with the completion of several long-term financing transactions including the issuance of long-term debt in both 2008 and 2009 and the settlement of an equity forward contract in 2008.  The liquidity provided by these transactions, when coupled with existing cash and expected internally generated funds, is expected to be sufficient over the near term to fund anticipated capital expenditures, investments, debt security redemptions, and other working capital requirements.

Regarding debt redemptions, they are insignificant for the remainder of 2009 and total $48 million in 2010.  In addition, holders of certain debt instruments had the one-time option to put $80 million of debt to the Company during 2009, but that option was not exercised, and the debt has been reclassified as Long-term debt in these consolidated financial statements as of September 30, 2009.  In addition, investors have the one-time option to put $10 million in May of 2010.  This debt is classified in current liabilities in Long-term debt subject to tender.

Long-term debt transactions completed in 2009 include a $150 million issuance by Vectren Capital and a $100 million issuance by Vectren Utility Holdings.  SIGECO also recently remarketed $41.3 million of long-term debt, supported by letters of credit issued under Vectren Utility Holdings' credit facility.  In addition, in 2009, SIGECO completed a $22.3 million tax-exempt first mortgage bond issuance.  These transactions are more fully discussed in Note 9 to the financial statements.

Consolidated Short-Term Borrowing Arrangements

At September 30, 2009, the Company had $775 million of short-term borrowing capacity, including $520 million for the Utility Group and $255 million for the wholly owned Nonutility Group and corporate operations.  As reduced by letters of credit and borrowings currently outstanding, approximately $478 million was available for the Utility Group operations and approximately $90 million was available for the wholly owned Nonutility Group and corporate operations.  Of the $520 million in Utility Group capacity, $5 million is available through June, 2010 and $515 million is available through November, 2010; and the $255 million in Nonutility Group capacity is available through November, 2010.  In September of 2009, approximately $120 million of short-term credit capacity specific to the Nonutility Group was no longer needed as a result of the recent long-term debt issuance by Vectren Capital and was not renewed.  In addition, a $10 million credit facility at Energy Systems Group, one of the Company's wholly-owned nonutility subsidiaries, also expired during 2009.  This supplemental facility was no longer needed and thus was not renewed.

Historically, the Company used short-term borrowings to supplement working capital needs and also to fund capital investments and debt redemptions until financed on a long-term basis.  The Company has historically funded the short-term borrowing needs of Utility Holdings’ operations through the commercial paper market.  In 2008, the Company’s access to longer term commercial paper was significantly reduced as a result of the turmoil and volatility in the financial markets.  As a result, the Company met short-term financing needs through a combination of A2/P2 commercial paper issuances and draws on Utility Holdings’ $515 million commercial paper back-up credit facilities.   Throughout 2009, the Company has been able to place commercial paper without any significant issues.  However, the level of required short-term borrowings is significantly lower compared to historical trends due to the long-term financing transactions noted above.

Compared to historical trends, the Company anticipates over the next several years a greater use of the long-term capital markets to more timely finance capital investments and other growth as well as debt security redemptions.  This change comes as short-term borrowing arrangements have become less certain, more volatile, and the cost of unutilized capacity is expected to increase significantly.   Thus, while the Company expects to renew these facilities in 2010, the Company anticipates that borrowing levels will be lower due to the reduced requirements for short-term borrowings described above.  Under current market conditions, this change is expected to yield greater certainty to financing business operations at the expense of some increase in interest costs.  It is not expected the change will materially impact the Company’s earnings or cash flows.

ProLiance Short-Term Borrowing Arrangements

ProLiance, a nonutility energy marketing affiliate of the Company, has separate borrowing capacity available through a syndicated credit facility.  ProLiance renegotiated a new credit facility with terms to expire June 14, 2010.  The terms of the new facility allow for $315 million of capacity, as adjusted for letters of credit and current inventory and receivable balances. This unutilized capacity, when coupled with internally generated funds, is expected to provide sufficient liquidity to meet ProLiance's operational needs.  As of September 30, 2009, no borrowings were outstanding.  The current facility is not guaranteed by Vectren or Citizens.

New Share Issues

The Company may periodically issue new common shares to satisfy the dividend reinvestment plan, stock option plan and other employee benefit plan requirements.  New issuances added additional liquidity of $4.5 million year to date in 2009.  Throughout 2009, new issuances required to meet these various plan requirements are estimated to be approximately $6 million.

Potential Uses of Liquidity

Planned Capital Expenditures & Investments

Utility capital expenditures are estimated at $71 million for the remainder of 2009.  Nonutility capital expenditures and investments, principally for coal mine development, are estimated at $35 million for the remainder of 2009.

Pension and Postretirement Funding Obligations

Due to the recent significant asset value declines experienced by pension plan trusts, asset values for qualified plans as of December 31, 2008 were approximately 61 percent of the projected benefit obligation. In order to increase the funded status, management currently estimates the qualified pension plans require Company contributions of $28 million in 2009.  Under current market conditions, the Company expects funding a lesser level in 2010.  Through September 30, 2009, approximately $23.7 million in contributions were made.

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

Related specifically to guarantees supporting the performance and activities of unconsolidated affiliates, as of September 30, 2009, such guarantees approximated $3 million.   These guarantees relate primarily to arrangements between ProLiance and various natural gas pipeline operators.  The Company has accrued no liabilities for these unconsolidated affiliate guarantees as they were executed prior to the adoption of FASB guidance regarding guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others.

Credit Contingent Features

Master agreements in place with certain counterparties contain provisions involving the Company’s credit ratings.  If ratings were to fall below investment grade, counterparties to these arrangements could request immediate payment or demand immediate and ongoing full overnight collateralization on net liability positions.  Currently, contracts to purchase natural gas by the Company’s nonutility retail gas marketer to fulfill its retail sales are the only significant derivative-like instruments impacted by credit contingent features.  Such contracts are subject to the NPNS exclusion.  Generally, the natural gas supply period supported by these arrangements is 60 days, but in some instances, may include forecasted purchases up to 12 months in advance.  If the credit-risk-related contingent features underlying these agreements were triggered, the Company would not be required to post any additional collateral at September 30, 2009.

Comparison of Historical Sources & Uses of Liquidity

Operating Cash Flow

In the nine months ended September 30, 2009, operating cash flow totaled $369.6 million in 2009, compared to $343.7 million in 2008, an increase of $25.9 million.   In 2009, operating cash flow reflects increased cash generation from consolidated companies.  This is evident from a $25.0 million year over year increase in net income before the impacts of depreciation, deferred taxes, equity in earnings/losses of unconsolidated affiliates and other non cash charges.  In addition, due principally to lower gas costs, changes in working capital generated $22.2 million of additional cash flow year over year.  These increases were offset by additional cash uses associated with noncurrent assets and liabilities.  This increased usage is primarily related to a $15.5 million increase in pension contributions.

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

During 2009, net cash flow associated with financing activities is reflective of management’s ongoing effort to rely less on short-term borrowing arrangements.  During the nine months ended September 30, 2009, the Company’s operating cash flow has funded over 90 percent of capital expenditures and dividends.  Recently completed long-term financing transactions have allowed for the repayment of over $350 million in short term borrowings and have financed the remaining capital expenditures on a long-term basis.

Investing Cash Flow

Cash flow required for investing activities was $321.6 million in 2009 and $263.6 million in 2008.  Capital expenditures are the primary component of investing activities and totaled $321.8 million in 2009, compared to $258.7 million in 2008.  The increase in capital expenditures reflects increased expenditures for coal mine development and also was impacted by the January 2009 ice storm that resulted in approximately $20 million in capital expenditures.

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

ITEM 4.  CONTROLS AND PROCEDURES

Changes in Internal Controls over Financial Reporting

During the quarter ended September 30, 2009, there have been no changes to the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of September 30, 2009, the Company conducted an evaluation under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness and the design and operation of the Company's disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of September 30, 2009, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is:

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Periodically, the Company purchases shares from the open market to satisfy share requirements associated with the Company’s share-based compensation plans; however, no such open market purchases were made during the quarter ended September 30, 2009.

ITEM 5.  OTHER INFORMATION

See “Management’s Discussion and Analysis of Results of Operations and Financial Condition – Results of Operations of the Nonutility Group – Investment in Liberty Gas Storage” for information regarding a charge related to this investment.

ITEM 6.  EXHIBITS

Exhibits and Certifications

10.24 Credit Agreement (5 year facility), dated November 10, 2005, among Vectren Utility Holdings, Inc., and each of the lenders named therein

10.25 Credit Agreement (5 year facility), dated November 10, 2005, among Vectren Capital Corp., and each of the lenders named therein

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

VECTREN CORPORATION
Registrant

October 30, 2009	/s/Jerome A. Benkert, Jr.
Jerome A. Benkert, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/M. Susan Hardwick
M. Susan Hardwick
Vice President, Controller and Assistant Treasurer
(Principal Accounting Officer)