Form 10-K
period 2009-12-31
VECTREN CORP
filed 2010-02-26
CIK 1096385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒.  No □

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes □  No □

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. □

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☒              Accelerated filer □

Non-accelerated filer □                                                                                       Smaller reporting company □
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes □ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2009, was $1,889,960,254.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common Stock - Without Par Value	81,152,870	January 31, 2010
Class	Number of Shares	Date

Documents Incorporated by Reference

Certain information in the Company's definitive Proxy Statement for the 2010 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, is incorporated by reference in Part III of this Form 10-K.

Definitions

AFUDC: allowance for funds used during construction	MISO: Midwest Independent System Operator
ASC: Accounting Standards Codification	MW: megawatts
BTU / MMBTU: British thermal units / millions of BTU	MWh / GWh: megawatt hours / thousands of megawatt hours (gigawatt hours)
FASB: Financial Accounting Standards Board	NERC: North American Electric Reliability Corporation
FERC: Federal Energy Regulatory Commission	OCC: Ohio Office of the Consumer Counselor
IDEM: Indiana Department of Environmental Management	OUCC: Indiana Office of the Utility Consumer Counselor
IURC: Indiana Utility Regulatory Commission	PUCO: Public Utilities Commission of Ohio
IRC: Internal Revenue Code	USEPA: United States Environmental Protection Agency
MCF / BCF: thousands / billions of cubic feet	Throughput: combined gas sales and gas transportation volumes
MDth / MMDth: thousands / millions of dekatherms
Access to Information

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

PART I

ITEM 1.  BUSINESS

Description of the Business

Vectren Corporation (the Company or Vectren), an Indiana corporation, is an energy holding company headquartered in Evansville, Indiana.  The Company’s wholly owned subsidiary, Vectren Utility Holdings, Inc. (Utility Holdings), serves as the intermediate holding company for three public utilities:  Indiana Gas Company, Inc. (Indiana Gas or Vectren North), Southern Indiana Gas and Electric Company (SIGECO or Vectren South), and the Ohio operations.  Utility Holdings also has other assets that provide information technology and other services to the three utilities.  Utility Holdings’ consolidated operations are collectively referred to as the Utility Group.  Both Vectren and Utility Holdings are holding companies as defined by the Energy Policy Act of 2005 (Energy Act).  Vectren was incorporated under the laws of Indiana on June 10, 1999.

Indiana Gas provides energy delivery services to over 567,000 natural gas customers located in central and southern Indiana.  SIGECO provides energy delivery services to over 141,000 electric customers and approximately 111,000 gas customers located near Evansville in southwestern Indiana.  SIGECO also owns and operates electric generation assets to serve its electric customers and optimizes those assets in the wholesale power market.  Indiana Gas and SIGECO generally do business as Vectren Energy Delivery of Indiana.  The Ohio operations provide energy delivery services to approximately 315,000 natural gas customers located near Dayton in west central Ohio.  The Ohio operations are owned as a tenancy in common by Vectren Energy Delivery of Ohio, Inc. (VEDO), a wholly owned subsidiary of Utility Holdings (53 percent ownership), and Indiana Gas (47 percent ownership).  The Ohio operations generally do business as Vectren Energy Delivery of Ohio.

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

Narrative Description of the Business

The Company segregates its operations into three groups: the Utility Group, the Nonutility Group, and Corporate and Other.  At December 31, 2009, the Company had $4.7 billion in total assets, with $3.8 billion (82 percent) attributed to the Utility Group and $0.8 billion (18 percent) attributed to the Nonutility Group.  Net income for the year ended December 31, 2009, was $133.1 million, or $1.65 per share of common stock, with net income of $107.4 million attributed to the Utility Group, $25.8 million attributed to the Nonutility Group, and a net loss of $0.1 million attributed to Corporate and Other.  Excluding the impact of a charge recorded in 2009 discussed in Note 5 in the Company’s Consolidated Financial Statements included under “Item 8 Financial Statements and Supplementary Data” totaling $11.9 million after tax, or $0.15 per share, related to ProLiance Holdings, LLC’s (ProLiance) investment in Liberty Gas Storage, for the year ended December 31, 2009, there was consolidated net income of $145.0 million, or $1.80 per share. Net income for the year ended December 31, 2008, was $129.0 million, or $1.65 per share of common stock.  For further information regarding the activities and assets of operating segments within these Groups, refer to Note 19 in the Company’s Consolidated Financial Statements included under “Item 8 Financial Statements and Supplementary Data.”

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

Gas Utility Services

At December 31, 2009, the Company supplied natural gas service to approximately 993,100 Indiana and Ohio customers, including 907,500 residential, 84,000 commercial, and 1,600 industrial and other contract customers.  Average gas utility customers served were approximately 981,300 in 2009 and 986,700 in both 2008 and 2007.

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

Revenues

The Company receives gas revenues by selling gas directly to customers at approved rates or by transporting gas through its pipelines at approved rates to customers that have purchased gas directly from other producers, brokers, or marketers.  Total throughput was 184.5 MMDth for the year ended December 31, 2009.  Gas sold and transported to residential and commercial customers was 106.5 MMDth representing 58 percent of throughput.  Gas transported or sold to industrial and other contract customers was 78.0 MMDth representing 42 percent of throughput.  Rates for transporting gas generally provide for the same margins earned by selling gas under applicable sales tariffs.

For the year ended December 31, 2009, gas utility revenues were approximately $1,066.0 million, of which residential customers accounted for 68 percent and commercial 26 percent. Industrial and other contract customers account for only 6 percent of revenues due to the high number of transportation customers in that customer class.

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

Natural Gas Purchasing Activity in Indiana
The Indiana utilities also contract with its affiliate, ProLiance Holdings, LLC (ProLiance), to ensure availability of gas.  ProLiance is an unconsolidated, nonutility, energy marketing affiliate of Vectren and Citizens Energy Group (Citizens).  (See the discussion of Energy Marketing & Services below and Note 5 in the Company’s Consolidated Financial Statements included in “Item 8 Financial Statements and Supplementary Data” regarding transactions with ProLiance).  The Company also prepays ProLiance for natural gas delivery services during the seven months prior to the peak heating season in lieu of maintaining gas storage.  Vectren received regulatory approval on April 25, 2006 from the IURC for ProLiance to continue to provide natural gas supply services to the Company’s Indiana utilities through March 2011.

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

On April 30, 2008, the PUCO issued an order adopting a stipulation involving the Company, the OCC, and other interveners.  The order approved the first two phases of a three phase plan to exit the merchant function in the Company’s Ohio service territory.

The initial phase of the plan was implemented on October 1, 2008 and continues through March 31, 2010.  During the initial phase, wholesale suppliers that were winning bidders in a PUCO approved auction provide the gas commodity to VEDO for resale to its residential and general service customers at auction-determined standard pricing.  This standard pricing is comprised of the monthly NYMEX settlement price plus a fixed adder.  On October 1, 2008, the Company transferred its natural gas inventory at book value to the winning bidders, receiving proceeds of approximately $107 million, and now purchases natural gas from those suppliers (one of which is Vectren Retail, LLC, a wholly owned subsidiary of Vectren) essentially on demand.  This method of purchasing gas eliminated the need for monthly gas cost recovery (GCR) filings and prospective PUCO GCR audits.

The second phase of the exit process begins on April 1, 2010, during which the Company will no longer sell natural gas directly to these customers.  Rather, state-certified Competitive Retail Natural Gas Suppliers, that are successful bidders in a second regulatory-approved auction, will sell the gas commodity to specific customers for 12 months at auction-determined standard pricing.  That auction was conducted on January 12, 2010, and the auction results were approved by the PUCO on January 13.  The plan approved by the PUCO requires that the Company conduct at least two auctions during this phase.  As such, the Company will conduct another auction in advance of the second 12-month term, which will commence on April 1, 2011.  Consistent with current practice, customers will continue to receive one bill for the delivery of natural gas service.

In the last phase, which was not approved in the April 2008 order, it is contemplated that all of the Company’s Ohio residential and general service customers will choose their commodity supplier from state-certified Competitive Retail Natural Gas Suppliers in a competitive market.

The PUCO has also provided for an Exit Transition Cost rider for the first two phases of the transition, which allows the Company to recover costs associated with the transition, and it is anticipated this rider will remain in effect throughout the entire transition.  Since the cost of gas is currently passed through to customers during phase one and two through a PUCO approved recovery mechanism, the impact of exiting the merchant function should not have a material impact on Company earnings or financial condition.

Total Natural Gas Purchased Volumes
In 2009, Utility Holdings purchased 97,682 MDth volumes of gas at an average cost of $5.97 per Dth, of which approximately 76 percent was purchased from ProLiance, 4 percent was purchased from Vectren Retail, LLC (d/b/a Vectren Source), as discussed above, and 20 percent was purchased from third party providers.  The average cost of gas per Dth purchased for the previous four years was $9.61 in 2008, $8.14 in 2007, $8.64 in 2006, and $9.05 in 2005.

Electric Utility Services

At December 31, 2009, the Company supplied electric service to approximately 141,400 Indiana customers, including approximately 122,900 residential, 18,400 commercial, and 100 industrial and other customers.  Average electric utility customers served were approximately 140,900 in 2009; 141,100 in 2008; and 140,800 in 2007.

The principal industries served include polycarbonate resin (Lexan®) and plastic products, aluminum smelting and recycling, aluminum sheet products, automotive assembly, steel finishing, appliance manufacturing, pharmaceutical and nutritional products, automotive glass, gasoline and oil products, ethanol, and coal mining.

Revenues

For the year ended December 31, 2009, retail electricity sales totaled 5,039.7 GWh, resulting in revenues of approximately $493.2 million.  Residential customers accounted for 37 percent of 2009 revenues; commercial 28 percent; industrial 33 percent, and other 2 percent.  In addition, in 2009 the Company sold 603.6 GWh through wholesale activities principally to the MISO.  Wholesale revenues, including transmission-related revenue, totaled $35.4 million in 2009.

System Load

Total load for each of the years 2005 through 2009 at the time of the system summer peak, and the related reserve margin, is presented below in MW.  The peak loads in 2009 reflect the current weak industrial demand and mild weather.

Date of summer peak load	6/22/2009	7/21/2008	8/08/2007	8/10/2006	7/25/2005
Total load at peak (1)	1,143	1,242	1,341	1,325	1,315

Generating capability	1,295	1,295	1,295	1,351	1,351
Firm purchase supply	136	135	130	107	107
Interruptible contracts & direct load control	62	62	62	62	76
Total power supply capacity	1,493	1,492	1,487	1,520	1,534

Reserve margin at peak	31%	20%	11%	15%	17%
(1)
The total load at peak is increased 25 MW in 2007-2005 from the total load actually experienced.  The additional 25 MW represents load that would have been incurred if the Summer Cycler program had not been activated.  The 25 MW is also included in the interruptible contract portion of the Company’s total power supply capacity in those years.  On the date of peak in 2008 and 2009 the Summer Cycler program was not activated.

The winter peak load for the 2008-2009 season of approximately 883 MW occurred on January 15, 2009.  The prior year winter peak load was approximately 960 MW, occurring on January 25, 2008.

Generating Capability
Installed generating capacity as of December 31, 2009, was rated at 1,298 MW.  Coal-fired generating units provide 1,000 MW of capacity, natural gas or oil-fired turbines used for peaking or emergency conditions provide 295 MW, and in 2009 SIGECO purchased a landfill gas electric generation project which provides 3 MW.  Electric generation for 2009 was fueled by coal (98 percent) and natural gas (2 percent).  Oil was used only for testing of gas/oil-fired peaking units.  The Company generated approximately 4,657 GWh in 2009.  Further information about the Company’s owned generation is included in Item 2 Properties.

There are substantial coal reserves in the southern Indiana area, and coal for coal-fired generating stations has been supplied from operators of nearby coal mines, including coal mines in Indiana owned by Vectren Fuels, Inc. (Vectren Fuels), a wholly owned subsidiary of the Company.  Approximately 2.8 million tons were purchased for generating electricity during 2009, of which approximately 86 percent was supplied by Vectren Fuels from its mines and third party purchases.  The average cost of coal paid by the utility in generating electric energy for the years 2005 through 2009 follows:

	Year Ended December 31,
Average Delivered	2009	2008	2007	2006	2005
Cost per Ton	$61.67	$42.50	$40.23	$37.51	$30.27
Cost per MWh	30.09	20.84	19.78	18.44	14.94

As of January 1, 2009, SIGECO purchases coal from Vectren Fuels under new coal purchase agreements.  The term of these coal purchase agreements continues to December 31, 2014, with prices specified originally ranging from two to four years.  New pricing reflects Illinois Basin market prices in effect when the contracts were executed and have resulted in higher costs compared to prior years.

The utility purchased approximately 13.3 percent less coal in 2009 compared to 2008.  Due to contractual obligations, its year end coal inventory rose to approximately 1.1 million tons, compared to 0.5 million tons at the end of 2008.

Firm Purchase Supply
The Company has a 1.5 percent interest in the Ohio Valley Electric Corporation (OVEC).  OVEC is comprised of several electric utility companies, including SIGECO, and supplies power requirements to the United States Department of Energy’s (DOE) uranium enrichment plant near Portsmouth, Ohio.  The participating companies can receive from OVEC, and are obligated to pay for, any available power in excess of the DOE contract demand.  At the present time, the DOE contract demand is essentially zero.  The Company’s 1.5 percent interest in OVEC makes available approximately 30 MW of capacity.  The Company purchased approximately 211 GWh from OVEC in 2009.

The Company had a capacity contract with Duke Energy Marketing America, LLC to purchase as much as 100 MW at any time from a power plant located in Vermillion County, Indiana.  The contract expired on December 31, 2009 and was not renewed.  The Company purchased insignificant amounts under this contract in 2009.

The Company executed a capacity contract with Benton County Wind Farm, LLC on April 15, 2008 to purchase as much as 30 MW from a wind farm located in Benton County, Indiana, with the approval of the IURC.  The contract expires in 2029.  In 2009, the Company purchased approximately 91 GWh under this contract; however, none was purchased at the time of peak load on June 22, 2009.

In  December 2009, the Company executed a 20 year power purchase agreement with Fowler Ridge II Wind Farm, LLC to purchase as much as 50 MW of energy from a wind farm located in Benton and Tippecanoe Counties in Indiana, with the approval of the IURC.  The Company purchased insignificant amounts under this contract in 2009.

Other Power Purchases
The Company also purchases power as needed principally from the MISO to supplement its generation and firm purchase supply in periods of peak demand.  Volumes purchased principally from the MISO in 2009 totaled 855 GWh.

MISO Capacity Purchase
In May 2008, the Company executed a MISO capacity purchase from Sempra Energy Trading, LLC to purchase 100MW of name plate capacity from its generating facility in Dearborn, Michigan.  The term of the contract begins January 1, 2010 and continues through December 31, 2012.

Interconnections
The Company has interconnections with Louisville Gas and Electric Company, Duke Energy Shared Services, Inc., Indianapolis Power & Light Company, Hoosier Energy Rural Electric Cooperative, Inc., Big Rivers Electric Corporation, and the City of Jasper, Indiana, providing the historic ability to simultaneously interchange approximately 600 MW.  However, the ability of the Company to effectively utilize the electric transmission grid in order to achieve its desired import/export capability has been, and may continue to be, impacted as a result of the ongoing changes in the operation of the Midwestern transmission grid.  The Company, as a member of the MISO, has turned over operational control of the interchange facilities and its own transmission assets, like many other Midwestern electric utilities, to MISO.  See “Item 7 Management’s Discussion and Analysis of Results of Operations and Financial Condition” regarding the Company’s participation in MISO.

Competition

The utility industry has undergone structural change for several years, resulting in increasing competitive pressures faced by electric and gas utility companies.  Currently, several states have passed legislation allowing electricity customers to choose their electricity supplier in a competitive electricity market and several other states have considered such legislation.  At the present time, Indiana has not adopted such legislation.  Ohio regulation allows gas customers to choose their commodity supplier.  The Company implemented a choice program for its gas customers in Ohio in January 2003.  At December 31, 2009, over 117,000 customers in Vectren’s Ohio service territory purchase natural gas from a supplier other than VEDO.  Margin earned for transporting natural gas to those customers, who have purchased natural gas from another supplier, are generally the same as those earned by selling gas under Ohio tariffs.  Indiana has not adopted any regulation requiring gas choice; however, the Company operates under approved tariffs permitting certain industrial and commercial large volume customers to choose their commodity supplier.

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

ProLiance
ProLiance, a nonutility energy marketing affiliate of Vectren and Citizens, provides services to a broad range of municipalities, utilities, industrial operations, schools, and healthcare institutions located throughout the Midwest and Southeast United States.  ProLiance’s customers include Vectren’s Indiana utilities and nonutility gas supply operations and Citizens’ utilities.  ProLiance’s primary businesses include gas marketing, gas portfolio optimization, and other portfolio and energy management services.  Consistent with its ownership percentage, Vectren is allocated 61 percent of ProLiance’s profits and losses; however, governance and voting rights remain at 50 percent for each member; and therefore, the Company accounts for its investment in ProLiance using the equity method of accounting.  The Company, including its retail gas supply operations, contracted for approximately 75 percent of its natural gas purchases through ProLiance in 2009.

For the year ended December 31, 2009, ProLiance’s revenues, including sales to Vectren companies, were $1.7 billion, compared to $2.9 billion in 2008 and $2.3 billion in 2007.  ProLiance’s audited financial statements as of and for its fiscal years ending September 30, 2009, 2008, and 2007, are included as Exhibit 99.1 to this Form 10-K.

Vectren Source
As of December 31, 2009, Vectren Source provided natural gas and other related products and services in the Midwest and Northeast United States to over 189,000 equivalent residential and commercial customers.  This customer base reflects approximately 62,000 of VEDO’s customers that have voluntarily opted to choose their natural gas supplier and the supply of natural gas to nearly 33,000 equivalent customers in VEDO’s service territory as part of VEDO’s process of exiting the merchant function, which began October 1, 2008.  Vectren Source generated approximately $157.2 million in revenues for 2009 compared to $182.6 million in 2008 and $168.3 million in 2007.  Gas sold approximated 18,457 MDth in 2009; 16,210 MDth in 2008; and 13,543 MDth in 2007.  Average equivalent customers served by Vectren Source were 179,000 in 2009; 157,000 in 2008; and 154,000 in 2007.

Coal Mining

The Coal Mining group mines and sells coal to the Company’s utility operations and to other third parties through its wholly owned subsidiary, Vectren Fuels.  In 2009, the Company operated one underground mine (Prosperity) and one surface mine (Cypress Creek).  Both mines are located in Indiana.  All coal is high-to-mid sulfur bituminous coal from the Illinois Basin.  The Company engages contract mining companies to perform substantially all mining operations.

Oaktown Mine Expansion
In April 2006, Vectren Fuels announced plans to open two new underground mines.  The first of two new underground mines located near Vincennes, Indiana, which began minor coal extraction in the latter half of 2009, is now operational.  The second mine is currently expected to open in 2011.  However, Vectren Fuels may continue to change this time table as it evaluates the impacts of current coal market conditions.  Reserves at the two mines are estimated at about 100 million tons of recoverable number-five coal at 11,200 BTU and less than 6-pound sulfur dioxide.  Once in production, the two new mines are capable of producing about 5 million tons of coal per year.  Management expects to incur approximately $200 million to access the coal reserves.  Of the total $200 million expected investment, the Company has invested $174 million through December 31, 2009, inclusive of $46 million in land and buildings, $118 million in mine development and equipment, and $10 million in advanced royalty payments.

The Oaktown mine infrastructure is located on 1,100 acres near Oaktown in Knox County, Indiana.  Oaktown’s location is within 50 miles of multiple coal-fired power plants including a coal gasification plant currently under construction.  It is estimated approximately 25,000 acres of coal will be mined during the life of both mines.  Access to the Oaktown 1 mine was accomplished via a 90 foot deep box cut and a 2,200 foot slope on a 14 percent grade, reaching coal in excess of 375 feet below the surface.  Access to the Oaktown 2 mine is planned via an 80 foot deep box cut and a 2,600 foot slope on a 14 percent grade, reaching coal in excess of 400 feet below the surface.

Oaktown is a room and pillar underground mine meaning that main airways and transportation entries are developed and maintained while remote-controlled continuous miners extract coal from so-called rooms by removing coal from the seam, leaving pillars to support the roof.  Shuttle cars or similar transportation is used to transport coal to a conveyor belt for transport to the surface.  There are two mines separated by a sandstone channel.  The coal seam thickness ranges from 4 feet to over 9 feet.  The mine’s wash plant is sized to process 800 tons per hour initially with a planned expansion to 1,600 tons per hour, which is currently under construction.  The mine is connected to a railway equipped to handle 110 to 120 car unit trains.

Prosperity Mine
Prosperity is an underground mine located on 1,100 surface acres outside of Petersburg in Pike County, Indiana.  Prosperity is also a room and pillar mine where coal removal is accomplished with continuous mining machines.  The mine entrance slopes gradually for 500 ft on a 9 degree grade and is more than 250 feet below ground level.  The coal seam varies in thickness from 4-1/2 to 8 feet.  The mine has a wash plant sized to process 1,000 tons/hour.  The mine is connected to a railway and can handle 110 to 120 car unit trains.  Coal is also transported via truck to its customers, which include Vectren’s power supply operations and other third party utilities.  The mine opened in 2001, and the total plant and development costs to date are $175 million.  Through December 31, 2009, approximately 7,500 acres of coal have been mined with approximately 10,400 acres remaining. Reserves at December 31, 2009 approximate 35 million tons, not including possible nearby expansion opportunities.  The remaining unamortized plant balance as of December 31, 2009 approximates $81 million, inclusive of $3 million of land and buildings and $78 million of mine development and equipment.  Reserves, absent expansion, are expected to be completely accessed by 2019.

Cypress Creek
Cypress Creek is an above-ground, or surface mine, located on 155 acres about 4 miles north of Boonville in Warrick County, Indiana.  Cypress Creek is a combination truck/shovel, dozer push and high wall mining operation, meaning large shovels or front-end loaders remove earth and rock covering a coal seam and loading equipment place the coal into trucks for transportation to a blending and loading area.  Cypress Creek’s coal is sold as a raw product after sizing and blending with coal.  Because of the cost of extensive digging, the coal mining limit is 125 to 135 feet deep.  All coal mined from Cypress Creek is transported via truck to Vectren’s power supply operations.  The mine opened in 1998 and the total plant and development costs were $29 million.  As of December 31, 2009, no significant reserves remain.  The remaining unamortized plant balance as of December 31, 2009 approximates $7 million, inclusive of $1 million of land and buildings and $6 million in equipment.

Following is summarized data regarding coal mining operations:
	Cypress		Oaktown	Oaktown
	Creek	Prosperity	Mine 1	Mine 2	Totals

Type of Mining	Surface	Underground	Underground	Underground

Mining Technology	Truck & Shovel	Room & Pillar	Room & Pillar	Room & Pillar

Tons Mined (in thousands)
2009	969	2,583	-	-	3,552
2008	1,150	2,378	-	-	3,528
2007	1,433	2,632	-	-	4,065

County Located in Indiana	Warrick	Pike	Knox	Knox

Coal Reserves (thousands of tons)	-	34,800	62,400	38,800	136,000

Average Heat Content (BTU/lb.)	10,500	11,300	11,100	11,300

Average Sulfur Content (lbs./ton)	8.0	4.0	5.6	4.8

Energy Infrastructure Services

Energy Infrastructure Services provides underground construction and repair to utility infrastructure through Miller Pipeline Corporation (Miller) and energy performance contracting and renewable energy services through Energy Systems Group, LLC (ESG).

Miller Pipeline
Effective July 1, 2006, the Company purchased the remaining 50 percent of Miller from a subsidiary of Duke Energy Corporation, making Miller a wholly owned subsidiary.  The results of Miller’s operations, formerly accounted for using the equity method, have been included in consolidated results since July 1, 2006.  Prior to this transaction, Miller was 100 percent owned by Reliant Services, LLC (Reliant).  Reliant provided facilities locating and meter reading services to the Company’s utilities, as well as other utilities.  Reliant exited the meter reading and facilities locating businesses in 2006.  Miller’s customers include Vectren’s utilities.

Energy Systems Group
Performance-based energy contracting operations and renewable energy services are performed through ESG.  ESG assists schools, hospitals, governmental facilities, and other private institutions to reduce energy and maintenance costs by upgrading their facilities with energy-efficient equipment.  ESG is also involved in creating renewable energy projects, including projects to process landfill gas into usable natural gas and electricity.  During 2009, SIGECO purchased one such project with IURC approval.  ESG’s customer base is located throughout the Midwest and Southeast United States.

Other Businesses

The Other Businesses group includes a variety of legacy, wholly owned operations and investments that have invested in energy-related opportunities and services, real estate, and leveraged leases, among other investments.  Major investments at December 31, 2009, include Haddington Energy Partnerships, two partnerships both approximately 40 percent owned; and wholly owned subsidiaries, Southern Indiana Properties, Inc. and Energy Realty, Inc.

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

Synthetic Fuel

The Company has an 8.3 percent ownership interest in Pace Carbon Synfuels, LP (Pace Carbon).  Pace Carbon produced and sold coal-based synthetic fuel using Covol technology, and according to US tax law, its members received a tax credit for every ton of coal-based synthetic fuel sold.  In addition, Vectren Fuels, Inc. received processing fees from synfuel producers unrelated to Pace Carbon for a portion of its coal production. These synfuel related credits and fees ended on December 31, 2007 when tax laws expired.  Partnership operations since that date have been insignificant.  See “Item 7 Management’s Discussion and Analysis of Results of Operations and Financial Condition” regarding the Company’s Synfuel-Related activities for additional information related to Pace Carbon.

Personnel

As of December 31, 2009, the Company and its consolidated subsidiaries had 3,700 employees, of which 1,600 are employees of Miller and 2,200 are subject to collective bargaining arrangements.

Utility Holdings

In October 2009, the Company’s existing agreement expired with Local 175 of the Utility Workers Union of America.  Employees continue to work without a contractual agreement and continue the negotiation process.

In September 2009, the Company reached a three year agreement with Local 135 of the Teamsters, Chauffeurs, Warehousemen, and Helpers Union, ending September 2012.

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

During 2006, Miller entered into several distributing and operating agreements with a variety of construction unions including Laborers International Union of America, the Teamsters, and the United Association of Journeymen and Apprentices of the Plumbing and Pipe Fitting Industry.  Miller negotiated these agreements through the Distribution and Contractors Association and the Pipeline Contractors Association.  These agreements expire at various dates through 2011.

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

Dividends on Vectren’s common stock depend on the earnings, financial condition, capital requirements and cash flow of its subsidiaries, principally Utility Holdings and Enterprises, and the distribution or other payment of earnings from those entities to Vectren.  Should the earnings, financial condition, capital requirements, or cash flow of, or legal requirements applicable to, them restrict their ability to pay dividends or make other payments to the Company, its ability to pay dividends on its common stock could be limited and its stock price could be adversely affected.  Vectren’s results of operations, future growth, and earnings and dividend goals also will depend on the performance of its subsidiaries.  Additionally, certain of the Company’s lending arrangements contain restrictive covenants, including the maintenance of a total debt to total capitalization ratio, which could limit its ability to pay dividends.

Continued deterioration in general economic conditions may have adverse impacts.

The current economic environment is challenging and uncertain.  Despite the beginning of recovery, the consequences of the recent recession may continue to result in a lower level of economic activity and uncertainty regarding energy prices and the capital and commodity markets.  Further, the risks associated with industries in which the Company operates and serves become more acute in periods of a slowing economy or slow growth.  Economic declines may continue to be accompanied by a decrease in demand for natural gas and electricity.  The recent recession may continue to have some negative impact on both gas and electric large customers and wholesale power sales.  This impact may continue to include tempered growth, significant conservation measures, and perhaps even further plant closures or bankruptcies.  Deteriorating economic conditions may also continue to lead to further reductions in residential and commercial customer counts, lower Company revenues, and increasing coal inventories.  It is also possible that a weak economy could continue and further affect costs including pension costs, interest costs, and uncollectible accounts expense.

Further, the Company’s nonutility portfolio may also be negatively impacted if a weak economy continues.  Economic declines may be accompanied by a decrease in demand for products and services offered by nonutility operations and therefore lower revenues for those products and services.  The recent recession may continue to have some negative impact on utility industry spending for construction projects, demand for coal, and spending on performance contracting and renewable energy expansion.  It is also possible that if the recession continues, there could be further reductions in the value of certain nonutility real estate and other legacy investments.

Vectren’s gas and electric utility sales are concentrated in the Midwest.

The operations of the Company’s regulated utilities are concentrated in central and southern Indiana and west central Ohio and are therefore impacted by changes in the Midwest economy in general and changes in particular industries concentrated in the Midwest.  These industries include automotive assembly, parts and accessories, feed, flour and grain processing, metal castings, aluminum products, appliance manufacturing, polycarbonate resin (Lexan®) and plastic products, gypsum products, electrical equipment, metal specialties, glass, steel finishing, pharmaceutical and nutritional products, gasoline and oil products, ethanol and coal mining.  While no one industrial customer comprises 10 percent of consolidated revenues, the top five industrial electric customers comprise approximately 12 percent of electric utility margin, and therefore any significant decline in their collective revenues could adversely impact operating results.

Current financial market volatility could have adverse impacts.

The capital and credit markets have been experiencing volatility and disruption.  If the level of market disruption and volatility worsen, there can be no assurance that the Company, or its unconsolidated affiliates, will not experience adverse effects, which may be material.  These effects may include, but are not limited to, difficulties in accessing the debt capital markets and the commercial paper market, increased borrowing costs associated with current debt obligations, higher interest rates in future financings, and a smaller potential pool of investors and funding sources.  Finally, there is no assurance the Company will have access to the equity capital markets to obtain financing when necessary or desirable.

A downgrade (or negative outlook) in or withdrawal of Vectren’s credit ratings could negatively affect its ability to access capital and its cost.

The following table shows the current ratings assigned to certain outstanding debt by Moody’s and Standard & Poor’s:
Current Rating
Standard
	Moody’s	& Poor’s
Utility Holdings and Indiana Gas senior unsecured debt	Baa1	A-
Utility Holdings commercial paper program	P-2	A-2
SIGECO’s senior secured debt	A-2	A

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

The utility industry has been undergoing structural change for several years, resulting in increasing competitive pressure faced by electric and gas utility companies.  Increased competition may create greater risks to the stability of Vectren’s earnings generally and may in the future reduce its earnings from retail electric and gas sales.  Currently, several states, including Ohio, have passed legislation that allows customers to choose their electricity supplier in a competitive market.  Indiana has not enacted such legislation.  Ohio regulation also provides for choice of commodity providers for all gas customers.  In 2003, the Company implemented this choice for its gas customers in Ohio and is currently in the first of the three phase process to exit the merchant function in its Ohio service territory.  The state of Indiana has not adopted any regulation requiring gas choice in the Company’s Indiana service territories; however, the Company operates under approved tariffs permitting certain industrial and commercial large volume customers to choose their commodity supplier.  Vectren cannot provide any assurance that increased competition or other changes in legislation, regulation or policies will not have a material adverse effect on its business, financial condition or results of operations.

A significant portion of Vectren’s electric utility sales are space heating and cooling.  Accordingly, its operating results may fluctuate with variability of weather.

Vectren’s electric utility sales are sensitive to variations in weather conditions.  The Company forecasts utility sales on the basis of normal weather.  Since Vectren does not have a weather-normalization mechanism for its electric operations, significant variations from normal weather could have a material impact on its earnings.  However, the impact of weather on the gas operations in the Company’s Indiana territories has been significantly mitigated through the implementation in 2005 of a normal temperature adjustment mechanism.  Additionally, the implementation of a straight fixed variable rate design over a two year period per a January 2009 PUCO order mitigates most weather risk related to Ohio residential gas sales.

Risks related to the regulation of Vectren’s utility businesses, including environmental regulation, could affect the rates the Company charges its customers, its costs and its profitability.

Vectren’s businesses are subject to regulation by federal, state, and local regulatory authorities and are exposed to public policy decisions that may negatively impact the Company’s earnings.  In particular, Vectren is subject to regulation by the FERC, the NERC, the USEPA, the IURC, and the PUCO.  These authorities regulate many aspects of its transmission and distribution operations, including construction and maintenance of facilities, operations, and safety, and its gas marketing operations involving title passage, reliability standards, and future adequacy.  In addition, these regulatory agencies approve its utility-related debt and equity issuances, regulate the rates that Vectren’s utilities can charge customers, the rate of return that Vectren’s utilities are authorized to earn, and its ability to timely recover gas and fuel costs.  Further, there are consumer advocates and other parties which may intervene in regulatory proceedings and affect regulatory outcomes.  The Company’s ability to obtain rate increases to maintain its current authorized rates of return depends upon regulatory discretion, and there can be no assurance that Vectren will be able to obtain rate increases or rate supplements or earn its current authorized rates of return.

Vectren’s operations and properties are subject to extensive environmental regulation pursuant to a variety of federal, state and municipal laws and regulations.  These environmental regulations impose, among other things, restrictions, liabilities, and obligations in connection with storage, transportation, treatment, and disposal of hazardous substances and waste in connection with spills, releases, and emissions of various substances in the environment.  Such emissions from electric generating facilities include particulate matter, sulfur dioxide (SO2), nitrogen oxide (NOx), and mercury, among others.

Environmental legislation also requires that facilities, sites, and other properties associated with Vectren’s operations be operated, maintained, abandoned, and reclaimed to the satisfaction of applicable regulatory authorities.  The Company’s current costs to comply with these laws and regulations are significant to its results of operations and financial condition.  In addition, claims against the Company under environmental laws and regulations could result in material costs and liabilities.  With the trend toward stricter standards, greater regulation, more extensive permit requirements and an increase in the number and types of assets operated by Vectren subject to environmental regulation, its investment in environmentally compliant equipment, and the costs associated with operating that equipment, have increased and are expected to increase in the future.

Climate change regulation could negatively impact operations.

There are proposals to address global climate change that would regulate carbon dioxide (CO2) and other greenhouse gases and other proposals that would mandate an investment in renewable energy sources.  Any future legislative or regulatory actions taken to address global climate change or mandate renewable energy sources could substantially affect both the costs and operating characteristics of the Company’s fossil fuel generating plants, nonutility coal mining operations, and natural gas distribution businesses.  Further, any legislation would likely impact the Company’s generation resource planning decisions.  At this time and in the absence of final legislation, compliance costs and other effects associated with reductions in greenhouse gas emissions or obtaining renewable energy sources remain uncertain.  The Company has gathered preliminary estimates of the costs to comply with a cap and trade approach to controlling greenhouse gas emissions.  A preliminary investigation demonstrated costs to comply would be significant, first with regard to operating expenses for the purchase of allowances, and later for capital expenditures as technology becomes available to control greenhouse gas emissions.  However, these compliance cost estimates are based on highly uncertain assumptions, including allowance prices and energy efficiency targets.

Any additional expenses or capital incurred by the Company, as it relates to complying with greenhouse gas emissions regulation or other environmental regulations, are expected to be borne by the customers in its service territories through increased rates.  Increased rates have an impact on the economic health of the communities served.  New regulations could also negatively impact industries in the Company’s service territory, including industries in which the Company operates.

The Company is exposed to physical and financial risks related to the uncertainty of climate change.

A changing climate creates uncertainty and could result in broad changes to the Company’s service territories.  These impacts could include, but are not limited to, population shifts; changes in the level of annual rainfall; changes in the weather; and changes to the frequency and severity of weather events such as thunderstorms, wind, tornadoes, and ice storms that can damage infrastructure.  Such changes could impact the Company in a number of ways including the number and/or type of customers in the Company’s service territories; the demand for energy resulting in the need for additional investment in generation assets or the need to retire current infrastructure that is no longer required; an increase to the cost of providing service; and an increase in the likelihood of capital expenditures to replace damaged infrastructure.

To the extent climate change impacts a region’s economic health, it may also impact the Company’s revenues, costs, and capital structure and thus the need for changes to rates charged to regulated customers.  Rate changes themselves can impact the economic health of the communities served and may in turn adversely affect the Company’s operating results.

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

Vectren’s regulated electric utility engages in wholesale power marketing activities that primarily involve the offering of utility-owned or contracted generation into the MISO hourly and real time markets.  As part of these strategies, the Company may also execute energy contracts that are integrated with portfolio requirements around power supply and delivery.  Presently, margin earned from these activities above or below $10.5 million is shared evenly with customers.  These earnings from wholesale marketing activities may vary based on fluctuating prices for electricity and the amount of electric generating capacity or purchased power available beyond that needed to meet firm service requirements.

If Vectren does not accurately forecast future commodity prices, the Company’s net income could be reduced or the Company may experience losses.

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

Coal mining operations could be adversely affected by a number of factors.

The success of coal mining operations is predicated on the ability to fully access coal at two new company-owned mines; to operate owned mines in accordance with Mine Safety and Health Administration (MSHA) guidelines and recent interpretations of those guidelines; to negotiate and execute new sales contracts; and to manage production and production costs and other risks in response to changes in demand.  Other risks, which could adversely impact operating results, include but are not limited to:  market demand for coal; geologic, equipment, and operational risks; supplier and contract miner performance; the availability of miners, key equipment and commodities; availability of transportation; and the ability to access/replace coal reserves.

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

Vectren’s subsidiaries have performance and warranty obligations, some of which are guaranteed by Vectren Corporation.

In the normal course of business, subsidiaries of Vectren issue performance bonds and other forms of assurance that commit them to timely install infrastructure, operate facilities, pay vendors or subcontractors, and/or support warranty obligations.  Vectren Corporation, as the parent company, will from time to time guarantee its subsidiaries’ commitments.  These guarantees do not represent incremental consolidated obligations; rather, they represent parental guarantees of subsidiary obligations in order to allow those subsidiaries the flexibility to conduct business without posting other forms of collateral.  The Company has not been called upon to satisfy any obligations pursuant to these parental guarantees.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES
Gas Utility Services

Indiana Gas owns and operates four active gas storage fields located in Indiana covering 58,100 acres of land with an estimated ready delivery from storage capability of 6.0 BCF of gas with maximum peak day delivery capabilities of 151,000 MCF per day.  Indiana Gas also owns and operates three liquefied petroleum (propane) air-gas manufacturing plants located in Indiana with the ability to store 1.5 million gallons of propane and manufacture for delivery 33,000 MCF of manufactured gas per day.  In addition to its company owned storage and propane capabilities, Indiana Gas has contracted with ProLiance for 16.7 BCF of interstate pipeline storage service with a maximum peak day delivery capability of 252,600 MMBTU per day.  Indiana Gas’ gas delivery system includes 13,000 miles of distribution and transmission mains, all of which are in Indiana except for pipeline facilities extending from points in northern Kentucky to points in southern Indiana so that gas may be transported to Indiana and sold or transported by Indiana Gas to ultimate customers in Indiana.

SIGECO owns and operates three active underground gas storage fields located in Indiana covering 6,100 acres of land with an estimated ready delivery from storage capability of 6.3 BCF of gas with maximum peak day delivery capabilities of 108,500 MCF per day.  In addition to its company owned storage delivery capabilities, SIGECO has contracted with ProLiance for 0.5 BCF of interstate pipeline storage service with a maximum peak day delivery capability of 19,200 MMBTU per day.  SIGECO's gas delivery system includes 3,200 miles of distribution and transmission mains, all of which are located in Indiana.

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

Electric Utility Services

SIGECO's installed generating capacity as of December 31, 2009, was rated at 1,298 MW.  SIGECO's coal-fired generating facilities are the Brown Station with two units of 490 MW of combined capacity, located in Posey County approximately eight miles east of Mt. Vernon, Indiana; the Culley Station with two units of 360 MW of combined capacity, and Warrick Unit 4 with 150 MW of capacity.  Both the Culley and Warrick Stations are located in Warrick County near Yankeetown, Indiana.  SIGECO's gas-fired turbine peaking units are:  two 80 MW gas turbines (Brown Unit 3 and Brown Unit 4) located at the Brown Station; two Broadway Avenue Gas Turbines located in Evansville, Indiana with a combined capacity of 115 MW (Broadway Avenue Unit 1, 50 MW and Broadway Avenue Unit 2, 65 MW); and two Northeast Gas Turbines located northeast of Evansville in Vanderburgh County, Indiana with a combined capacity of 20 MW.  The Brown Unit 3 and Broadway Avenue Unit 2 turbines are also equipped to burn oil.  Total capacity of SIGECO's six gas turbines is 295 MW, and they are generally used only for reserve, peaking, or emergency purposes due to the higher per unit cost of generation.  In 2009, SIGECO purchased a landfill gas electric generation project in Pike County, Indiana with a total capability of 3 MW.

SIGECO's transmission system consists of 932 circuit miles of 138,000 and 69,000 volt lines.  The transmission system also includes 34 substations with an installed capacity of 4,500 megavolt amperes (Mva).  The electric distribution system includes 4,200 pole miles of lower voltage overhead lines and 358 trench miles of conduit containing 2,000 miles of underground distribution cable.  The distribution system also includes 97 distribution substations with an installed capacity of 2,900 Mva and 54,000 distribution transformers with an installed capacity of 2,500 Mva.

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

ITEM 3.  LEGAL PROCEEDINGS

The Company is party to various legal proceedings and audits and reviews by taxing authorities and other government agencies arising in the normal course of business.  In the opinion of management, there are no legal proceedings or other regulatory reviews or audits pending against the Company that are likely to have a material adverse effect on its financial position, results of operations, or cash flows.  See the notes to the consolidated financial statements regarding commitments and contingencies, environmental matters, and rate and regulatory matters.  The consolidated condensed financial statements are included in “Item 8 Financial Statements and Supplementary Data.”

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter to a vote of security holders.

PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Data, Dividends Paid, and Holders of Record

The Company’s common stock trades on the New York Stock Exchange under the symbol ‘‘VVC.’’  For each quarter in 2009 and 2008, the high and low sales prices for the Company’s common stock as reported on the New York Stock Exchange and dividends paid are presented below.

	Cash	Common Stock Price Range
	Dividend	High	Low
2009
First Quarter	$0.335	$26.90	$18.08
Second Quarter	0.335	24.06	19.72
Third Quarter	0.335	25.33	22.47
Fourth Quarter	0.340	25.50	21.99
2008
First Quarter	$0.325	$29.20	$25.35
Second Quarter	0.325	32.20	26.66
Third Quarter	0.325	31.74	26.05
Fourth Quarter	0.335	29.00	19.48

On February 3, 2010 the board of directors declared a dividend of $0.340 per share, payable on March 1, 2010, to common shareholders of record on February 16, 2010.

As of January 31, 2010, there were 9,611 shareholders registered of the Company’s common stock.

Quarterly Share Purchases

Periodically, the Company purchases shares from the open market to satisfy share requirements associated with the Company’s share-based compensation plans; however, no such open market purchases were made during the quarter ended December 31, 2009.

Dividend Policy

Common stock dividends are payable at the discretion of the board of directors, out of legally available funds.  The Company’s policy is to distribute approximately 65 percent of earnings over time.  On an annual basis, this percentage has varied and could continue to vary due to short-term earnings volatility.  The Company has increased its dividend for 50 consecutive years.  While the Company is under no contractual obligation to do so, it intends to continue to pay dividends and increase its annual dividend consistent with historical practice.  Nevertheless, should the Company’s financial condition, operating results, capital requirements, or other relevant factors change, future dividend payments, and the amounts of these dividends, will be reassessed.

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

Year Ended December 31,
(In millions, except per share data)	2009 1/	2008	2007	2006	2005

Operating Data:
Operating revenues	$2,088.9	$2,484.7	$2,281.9	$2,041.6	$2,028.0
Operating income	$280.1	$263.4	$260.5	$220.5	$213.1
Net income	$133.1	$129.0	$143.1	$108.8	$136.8
Average common shares outstanding	80.7	78.3	75.9	75.7	75.6
Fully diluted common shares outstanding	81.0	78.9	76.6	76.2	76.1
Basic earnings per share
on common stock	$1.65	$1.65	$1.89	$1.44	$1.81
Diluted earnings per share
on common stock	$1.64	$1.63	$1.87	$1.43	$1.80
Dividends per share on common stock	$1.345	$1.310	$1.270	$1.230	$1.190

Balance Sheet Data:
Total assets	$4,671.8	$4,632.9	$4,296.4	$4,091.6	$3,868.1
Long-term debt, net	$1,540.5	$1,247.9	$1,245.4	$1,208.0	$1,198.0
Common shareholders' equity	$1,397.2	$1,351.6	$1,233.7	$1,174.2	$1,143.3

1/  The net income during the year ended December 31, 2009 includes the impact of a charge discussed in Note 5 in the Company’s Consolidated Financial Statements included under “Item 8 Financial Statements and Supplementary Data” totaling $11.9 million after tax, or $0.15 per share, related to ProLiance’s investment in Liberty Gas Storage.  Excluding this charge, there was consolidated net income of $145.0 million, or $1.80 per share in 2009.

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

For the year ended December 31, 2009, consolidated net income was $133.1 million, or $1.65 per share, compared to earnings of $129.0 million, or $1.65 per share, in 2008 and $143.1 million, or $1.89 per share, in 2007.  Excluding the impact of a charge recorded in 2009 discussed below totaling $11.9 million after tax, or $0.15 per share, related to ProLiance’s investment in Liberty Gas Storage, for the year ended December 31, 2009, consolidated net income was $145.0 million, or $1.80 per share.

Utility Group results were down only modestly in 2009, even after considering the impacts of the recession; significant cost reductions helped offset those impacts to a large degree.  The Nonutility Group showed significantly improved performance, particularly in coal mining and retail gas marketing businesses.

2009 Charge Related to Liberty Gas Storage

During the second quarter of 2009, the Company recorded its share of the charge related to ProLiance’s investment in Liberty Gas Storage, LLC (herein referred to as the Liberty Charge).  In the Consolidated Statement of Income for the year ended December 31, 2009, the impact associated with the Liberty Charge is an approximate $19.9 million reduction to Equity in earnings of unconsolidated affiliates and an income tax benefit reflected in Income taxes of approximately $8.0 million. The $11.9 million after tax, or $0.15 per share, charge is consistent with previous disclosures about development issues at the Louisiana site made in the prior year’s annual report.  More detailed information about ProLiance’s investment in Liberty is included in Note 5 to the consolidated financial statements.

Consolidated Results Excluding the Liberty Charge (See Page 42, Regarding the Use of Non-GAAP Measures)

Net income and earnings per share, excluding the Liberty Charge, in total and by group, for the years ended December 31, 2009, 2008, and 2007 follow:

	Year Ended December 31,
(In millions, except per share data)	2009	2008	2007

Net income, excluding Liberty Charge	$145.0	$129.0	$143.1
Attributed to:
Utility Group	$107.4	$111.1	$106.5
Nonutility Group, excluding Liberty Charge	37.7	18.9	37.0
Corporate & Other	(0.1)	(1.0)	(0.4)

Basic earnings per share, excluding Liberty Charge	$1.80	$1.65	$1.89
Attributed to:
Utility Group	$1.33	$1.42	$1.40
Nonutility Group, excluding Liberty Charge	0.47	0.24	0.49
Corporate & Other	-	(0.01)	-

Utility Group

In 2009, the Utility Group’s earnings were $107.4 million, compared to earnings of $111.1 million in 2008 and $106.5 million in 2007.  The decrease in 2009 compared to 2008 reflects lower large customer usage and lower wholesale power sales, both due to the recession, mild cooling weather, and an increase in depreciation expense associated with rate base growth.  Increased revenues associated with regulatory initiatives, lower operating expenses, and the return of market values associated with investments related benefit plans partially offset these declines.

In 2008 compared to 2007, the Utility Group earnings increased due primarily to a full year of base rate increases in the Indiana service territories and increased earnings from wholesale power operations.  Increases were offset somewhat by increased operating costs associated with maintenance and reliability programs contemplated in the base rate cases and favorable weather in 2007.

In the Company’s electric and the Ohio natural gas service territory, which was not fully protected by straight fixed variable rate design in 2009, management estimates the margin impact of weather to be approximately $5.4 million unfavorable or $0.04 per share compared to normal temperatures.  In 2008, management estimates a $1.2 million favorable impact on margin compared to normal or $0.01 per share, and in 2007 a $5.5 million favorable impact on margin compared to normal or $0.04 per share.

Nonutility Group

In 2009, Nonutility Group earnings, excluding the Liberty Charge, were $37.7 million, compared to net income of $18.9 million 2008 and $37.0 million in 2007.  Inclusive of the Liberty Charge, 2009 Nonutility Group earnings were $25.8 million.

The 2009 improvement of $18.8 million compared to 2008 primarily reflects a $15.4 million increase in earnings from primary nonutility operations.  Primary nonutility business groups are Energy Marketing and Services, Coal Mining, and Energy Infrastructure Services companies.  Coal mining operations has shown improvement due to increased pricing effective January 1, 2009, increasing its contribution to earnings approximately $18.0 million.  Retail gas marketing earnings are $4.5 million higher than the prior year, and performance contracting activity at ESG increased its earnings contribution $2.1 million compared to 2008.  These increases were partially offset by lower earnings contributions from ProLiance and Miller Pipeline.

In 2008 compared to 2007, primary nonutility group results decreased $8.9 million. Coal Mining operated at a loss and results were approximately $6.6 million lower than the prior year due primarily to lower production and increased operating costs.  ProLiance’s earnings were $3.6 million lower than the prior year and reflect lower operating results as well as a reserve for a FERC matter.  In addition, the results from the other primary nonutility operations reflect increased earnings from performance contracting and renewable energy construction operations performed through ESG and retail gas marketing operations performed through Vectren Source.  Miller’s results were generally flat compared to 2007.

Other nonutility businesses operated at a loss of $2.5 million in 2009, compared to a loss of $5.9 million in 2008 and earnings of $0.3 million in 2007.  Other nonutility businesses are legacy investments, including investments in commercial real estate.  The lower results in 2008 were driven primarily by a charge associated with commercial real estate investments totaling $10.0 million, $5.9 million after tax, or $0.08 per share.

In 2007, the last year of synfuel operations, synfuel-related results generated earnings of $6.8 million.  Of those earnings, $3.8 million ($5.8 million on a pre tax basis) was contributed to the Vectren Foundation.  Net of that contribution, synfuel-related results were $3.0 million, or $0.04 per share, in 2007.  The Foundation contribution is included in Other operating expenses in the Consolidated Statements of Income.

Dividends

Dividends declared for the year ended December 31, 2009 were $1.345 per share compared to $1.310 in 2008 and $1.270 per share in 2007.  In October 2009, the Company’s board of directors increased its quarterly dividend to $0.340 per share from $0.335 per share.  The increase marks the 50th consecutive year Vectren and predecessor companies’ have increased annual dividends paid.

Impacts of Share Issuance in 2008

The increased number of common shares outstanding, resulting from the issuance of common shares in 2008, contributed a $0.04 reduction in earnings per share in 2009 compared to 2008 and in 2008 compared to 2007.

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

Results of Operations of the Utility Group

The Utility Group is comprised of Utility Holdings’ operations.  The operations of the Utility Group consist of the Company’s regulated operations and other operations that provide information technology and other support services to those regulated operations.  Regulated operations consist of a natural gas distribution business that provides natural gas distribution and transportation services to nearly two-thirds of Indiana and to west central Ohio and an electric transmission and distribution business, which provides electric distribution services primarily to southwestern Indiana, and the Company’s power generating and wholesale power operations.  In total, these regulated operations supply natural gas and/or electricity to over one million customers. Utility Group operating results before certain intersegment eliminations and reclassifications for the years ended December 31, 2009, 2008, and 2007, follow:
	Year Ended December 31,
(In millions, except per share data)	2009	2008	2007
OPERATING REVENUES
Gas utility	$1,066.0	$1,432.7	$1,269.4
Electric utility	528.6	524.2	487.9
Other	1.6	1.8	1.7
Total operating revenues	1,596.2	1,958.7	1,759.0
OPERATING EXPENSES
Cost of gas sold	618.1	983.1	847.2
Cost of fuel & purchased power	194.3	182.9	174.8
Other operating	304.6	300.3	266.1
Depreciation & amortization	180.9	165.5	158.4
Taxes other than income taxes	60.3	72.3	68.1
Total operating expenses	1,358.2	1,704.1	1,514.6
OPERATING INCOME	238.0	254.6	244.4

Other income - net	7.8	4.0	9.4

Interest expense	79.2	79.9	80.6

INCOME BEFORE INCOME TAXES	166.6	178.7	173.2

Income taxes	59.2	67.6	66.7

NET INCOME	$107.4	$111.1	$106.5
CONTRIBUTION TO VECTREN BASIC EPS	$1.33	$1.42	$1.40

Trends in Utility Operations

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

Rate Design Strategies
Sales of natural gas and electricity to residential and commercial customers are seasonal and are impacted by weather.  Trends in average use among natural gas residential and commercial customers have tended to decline in recent years as more efficient appliances and furnaces are installed and the price of natural gas has been volatile.  Normal temperature adjustment (NTA) and lost margin recovery mechanisms largely mitigate the effect on Gas Utility margin that would otherwise be caused by variations in volumes sold to these customers due to weather and changing consumption patterns.  Indiana Gas’ territory has both an NTA since 2005 and lost margin recovery since 2006.  SIGECO’s natural gas territory has an NTA since 2005 and lost margin recovery since 2007.  The Ohio service territory had lost margin recovery since 2006.  The Ohio lost margin recovery mechanism ended when new base rates went into effect in February 2009.  This mechanism was replaced by a rate design, commonly referred to as a straight fixed variable rate design, which is more dependent on monthly service charge revenues and less dependent on volumetric revenues than previous rate designs. This new rate design, which will be fully implemented in February 2010, will mitigate most weather risk in Ohio.  SIGECO’s electric service territory has neither NTA nor lost margin recovery mechanisms; however, rate designs proposed in a recently filed rate case requests a lost margin recovery mechanism that works in tandem with conservation initiatives, similar to rate designs undertaken in the Indiana gas service territories.

Tracked Operating Expenses
Margin is also impacted by the collection of state mandated taxes, which fluctuate with gas and fuel costs, as well as other tracked expenses.  Expenses subject to tracking mechanisms include Ohio uncollectible accounts expense and percent of income payment plan expenses, costs associated with exiting the merchant function and to perform service riser replacement in Ohio, Indiana gas pipeline integrity management costs, costs to fund Indiana energy efficiency programs, MISO transmission revenues and costs, as well as the gas cost component of uncollectible accounts expense based on historical experience and unaccounted for gas.  Unaccounted for gas is also tracked in the Ohio service territory.  Certain operating costs, including depreciation, associated with operating environmental compliance equipment at electric generation facilities and regional electric transmission investments are also tracked.

Recessionary Impacts
Gas and electric margin generated from sales to large customers (generally industrial and other contract customers) is primarily impacted by overall economic conditions and changes in demand for those customers’ products.  The recent recession has had and may continue to have some negative impact on sales to and usage by both gas and electric large customers.  This impact has included, and may continue to include, tempered growth, significant conservation measures, and increased plant closures and bankruptcies.  While no one industrial customer comprises 10 percent of consolidated revenues, the top five industrial electric customers comprise approximately 12 percent of electric utility margin for the year ended December 31, 2009, and therefore any significant decline in their collective margin could adversely impact operating results.  Deteriorating economic conditions may also lead to continued lower residential and commercial customer counts.  Further, resulting from the lower power prices, decreased demand for electricity and higher coal prices associated with contracts negotiated last year, the Company’s coal fired generation has been dispatched less often by the MISO.  This has resulted in lower wholesale sales, more power being purchased from the MISO for native load requirements, and larger coal inventories.

Following is a discussion and analysis of margin generated from regulated utility operations.

Gas Utility Margin (Gas utility revenues less Cost of gas sold)
Gas utility margin and throughput by customer type follows:

	Year Ended December 31,
(In millions)	2009	2008	2007

Gas utility revenues	$1,066.0	$1,432.7	$1,269.4
Cost of gas sold	618.1	983.1	847.2
Total gas utility margin	$447.9	$449.6	$422.2
Margin attributed to:
Residential & commercial customers	$388.8	$385.5	$360.9
Industrial customers	46.8	51.2	48.7
Other	12.3	12.9	12.6

Sold & transported volumes in MMDth attributed to:
Residential & commercial customers	106.5	114.8	108.4
Industrial customers	78.0	91.5	86.2
Total sold & transported volumes	184.5	206.3	194.6

For the year ended December 31, 2009, gas utility margins were $447.9 million, a slight decrease of $1.7 million, compared to 2008.  Management estimates a $4.4 million year over year decrease in industrial customer margin associated with lower volumes sold, and slightly lower residential and commercial customer counts decreased margin approximately $1.7 million.  These recessionary impacts were offset by margin associated with regulatory initiatives.  Among all customer classes, margin increases associated with regulatory initiatives, including the full impact of the Vectren North base rate increase effective in February 2008 and the Vectren Ohio base rate increase effective February 2009, were $8.4 million year over year.  The impact of operating costs, including revenue and usage taxes, recovered in margin was unfavorable $2.9 million year over year, reflecting lower revenue taxes offset by higher pass through operating expenses.  The remaining decrease primarily relates to Ohio weather and lower miscellaneous revenues associated with reconnection fees.  The lower fees as well as the lower revenue and usage taxes correlate with lower year over year gas costs.  The average cost per dekatherm of gas purchased during 2009 was $5.97 compared to $9.61 in 2008 and $8.14 in 2007.

For the year ended December 31, 2008, gas utility margins increased $27.4 million compared to 2007.  Regulatory initiatives, including the Vectren North base rate increase, effective February 2008 and the Vectren South base rate case effective August 2007, added $15.4 million in margin.  In 2008, Ohio weather was 8 percent colder than the prior year and resulted in an estimated increase in margin of approximately $3.2 million compared to 2007.  Operating costs, including revenue and usage taxes, recovered in margin, increased gas margin $7.8 million.

Electric Utility Margin (Electric utility revenues less Cost of fuel & purchased power)
Electric utility margin and volumes sold by customer type follows:
	Year Ended December 31,
(In millions)	2009	2008	2007

Electric utility revenues	$528.6	$524.2	$487.9
Cost of fuel & purchased power	194.3	182.9	174.8
Total electric utility margin	$334.3	$341.3	$313.1
Margin attributed to:
Residential & commercial customers	$221.9	$218.6	$198.6
Industrial customers	84.5	82.9	78.3
Municipals & other customers	7.2	7.3	15.3
Subtotal: Retail	$313.6	$308.8	$292.2
Wholesale margin	20.7	32.5	20.9
Total electric utility margin	$334.3	$341.3	$313.1

Electric volumes sold in GWh attributed to:
Residential & commercial customers	2,760.8	2,850.5	3,042.9
Industrial customers	2,258.9	2,409.1	2,538.5
Municipals & other	20.0	63.8	635.1
Total retail & firm wholesale volumes sold	5,039.7	5,323.4	6,216.5

Retail
Electric retail utility margin was $313.6 million for the year ended December 31, 2009, and compared to 2008 increased $4.8 million.  Increased margin among the customer classes associated with returns on pollution control equipment and other investments totaled $4.5 million year over year, and margin associated with tracked costs such as recovery of MISO and pollution control operating expenses increased $10.3 million .  Management estimates weather, driven primarily by cooling weather 10 percent milder than the prior year, decreased residential and commercial margin $5.2 million compared to 2008.  Industrial margins, net of the impacts of regulatory initiatives and recovery of tracked costs, decreased approximately $4.9 million due primarily to the weak economy.  The industrial decreases are due primarily to lower usage; however, usage began to stabilize during the third and fourth quarters.

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

Margin from Wholesale Electric Activities
Periodically, generation capacity is in excess of native load.  The Company markets and sells this unutilized generating and transmission capacity to optimize the return on its owned assets.  A majority of the margin generated from these activities is associated with wholesale off-system sales, and substantially all off-system sales occur into the MISO Day Ahead and Real Time markets.

Further detail of Wholesale activity follows:

	Year Ended December 31,
(In millions)	2009	2008	2007
Off-system sales	$6.1	$23.2	$16.9
Transmission system sales	14.6	9.3	4.0
Total wholesale margin	$20.7	$32.5	$20.9

For the year ended December 31, 2009, wholesale margin was $20.7 million, representing a decrease of $11.8 million, compared to 2008.  Of the decrease, $17.1 million relates to lower margin retained by the Company from off-system sales.  The Company experienced lower wholesale power marketing margins due primarily to lower demand and wholesale prices due to the recession, coupled with increased coal costs.  During 2008, margin from off-system sales retained by the Company increased $6.3 million, compared to 2007, due to an increase in off peak volumes available for sale off system.  This increase in volumes was driven primarily by expiring municipal contracts and increases in wholesale prices.  Off-system sales totaled 603.6 GWh in 2009, compared to 1,512.9 GWh in 2008 and 921.3 GWh in 2007.  The base rate increase effective August 17, 2007, requires that wholesale margin from off-system sales earned above or below $10.5 million be shared equally with customers as measured on a fiscal year ending in August.  Results in 2008 and 2009 reflect the impact of that sharing.

Beginning in June 2008, the Company began earning a return on electric transmission projects constructed by the Company in its service territory that meet the criteria of MISO’s regional transmission expansion plans.  Margin associated with these projects and other transmission system operations increased $5.3 million in 2009 compared to 2008.  These returns also primarily account for the $5.3 million increase in transmission system sales in 2008 compared to 2007.

Purchased Power
The Company’s mix of generated and purchased electricity changed during 2009 compared to prior years.  For the years ended December 31, 2009, 2008, and 2007, respectively, the Company purchased approximately 1,159 GWh, 372 GWh, and 416 GWh of power from the MISO and other sources.  The total cost associated with these volumes of purchased power is approximately $43 million, $26 million, and $26 million in 2009, 2008, and 2007 respectively, and is included in the Cost of fuel & purchased power.

Utility Group Operating Expenses

Other Operating
For year ended December 31, 2009, other operating expenses were $304.6 million, increasing $4.3 million compared to 2008.  Approximately $10.9 million of the change results from increased costs directly recovered through utility margin.  Examples of such tracked costs include Ohio uncollectible accounts expense, Indiana gas pipeline integrity management costs, costs to fund Indiana energy efficiency programs, and MISO transmission revenues and costs, among others.  Increases in other operating expenses in 2009, not directly recovered in margin, include an approximate $6.3 million increase for certain compensation costs and a $4.1 million increase associated with environmental matters.  All other operating expenses were approximately $17.0  million lower than the prior year driven primarily by reductions in electric maintenance costs and lower chemical costs.  Despite significantly lower gas costs due to the recession, Indiana uncollectible accounts expense was only slightly favorable compared to 2008.

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

Depreciation & Amortization
In 2009, depreciation & amortization expense increased $15.4 million compared to 2008.  The increase in depreciation is due largely to plant additions.  Plant additions include the approximate $100 million SO2 scrubber placed into service January 1, 2009, for which depreciation totaling $5.6 million is directly recovered in electric utility margin.  Depreciation expense increased $7.1 million in 2008 compared to 2007.  Expense in 2008 includes $3.8 million of increased amortization associated with prior electric demand side management costs to be recovered pursuant to the August 15, 2007 electric base rate order.  The remaining increases are also attributable to increased utility plant in service.

Taxes Other Than Income Taxes
Taxes other than income taxes decreased $12.0 million in 2009 compared to 2008 and increased $4.2 million in 2008 compared to 2007.  These taxes are primarily revenue-related taxes.  The variations are primarily attributable to volatility in revenues, inclusive of changes in natural gas prices and gas volumes sold.  These tax expenses are recovered through revenue.

Other Income-Net

Other income-net reflects income of $7.8 in 2009, compared to $4.0 million in 2008 and $9.4 million in 2007.  The variations are primarily due to volatile market values associated with investments related to benefit plans.

Interest Expense

For the year ended December 31, 2009, interest expense was $79.2 million, which represents a slight decrease of $0.7 million compared to 2008.  Lower short-term interest rates and lower average short-term debt balances have favorably affected interest expense year over year and are reflective of lower gas prices and the issuance of new long-term debt.  Offsetting the favorable impacts of lower rates and short-term balances is the impact of two long-term financing transactions completed in 2009.  The long-term financing transactions include a second quarter issuance by Utility Holdings of $100 million in unsecured eleven year notes with an interest rate of 6.28 percent and a third quarter completion by SIGECO of a $22.3 million debt issuance of 31 year tax exempt first mortgage bonds with an interest rate of 5.4 percent.

For the year ended December 31, 2008, interest expense was $79.9 million, a decrease of $0.7 million compared to 2007, as lower average short-term debt levels and lower average short-term interest rates were partially offset by higher long-term balances and interest rates.

Income Taxes

Federal and state income taxes decreased $8.4 million in 2009 compared to 2008 and increased $0.9 million in 2008 compared to 2007.  The changes are impacted primarily by fluctuations in pre-tax income and lower effective tax rates.  The lower effective tax rate in 2009 results from more taxable income allocated to states with low, or no, state income taxes.

Environmental Matters

Clean Air Act

The Clean Air Interstate Rule (CAIR) is an allowance cap and trade program requiring further reductions from coal-burning power plants in NOx emissions beginning January 1, 2009 and SO2 emissions beginning January 1, 2010, with a second phase of reductions in 2015.  On July 11, 2008, the US Court of Appeals for the District of Columbia vacated the federal CAIR regulations.  Various parties filed motions for reconsideration, and on December 23, 2008, the Court reinstated the CAIR regulations and remanded the regulations back to the USEPA for promulgation of revisions in accordance with the Court’s July 11, 2008 Order.  Thus, the original version of CAIR promulgated in March of 2005 remains effective while USEPA revises it per the Court’s guidance.  SIGECO is in compliance with the current CAIR Phase I annual NOx reduction requirements in effect on January 1, 2009 and is also in compliance with SO2 reductions effective January 1, 2010.  It is possible that a revised CAIR will require further reductions in NOx and SO2 from SIGECO’s generating units.  Utilization of the Company’s inventory of NOx and SO2  allowances may also be impacted if CAIR is further revised; however, most of these allowances were granted to the Company at zero cost, so these changes will not impact the carrying value.

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

Further, the IURC granted SIGECO authority to invest in an SO2 scrubber at its generating facility that is jointly owned with ALCOA (the Company’s portion is 150 MW).  The order allows SIGECO to recover an approximate 8 percent return on capital investments through a rider mechanism, which is periodically updated for actual costs incurred less post in-service depreciation expense.  The Company has invested approximately $100 million in this project.  The scrubber was placed into service on January 1, 2009.  Recovery through a rider mechanism of associated operating expenses including depreciation expense associated with the scrubber also began on January 1, 2009.  The SO2 scrubber is in compliance with the additional SO2 reductions required by Phase I CAIR commencing on January 1, 2010.

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

Climate Change

Vectren is committed to responsible environmental stewardship and conservation efforts.  While scientific uncertainties exist and the debate surrounding global climate change is ongoing, current information suggests a potential for adverse economic and social consequences should world-wide carbon dioxide (CO2) and other greenhouse gas emissions continue at present levels.

The Company emits greenhouse gases (GHG) primarily from its fossil fuel electric generation plants.  The Company uses methodology described in the Acid Rain Program (under Title IV of the Clean Air Act) to calculate its level of direct CO2 emissions from its fossil fuel electric generating plants.  The Company’s direct CO2 emissions from its plants over the past 5 years are represented below:

(in thousands)	2009		2008	2007	2006	2005
Direct CO2 Emissions (tons)	5,500	1/	8,029	7,995	7,827	8,242

1/
The decline in emissions from 2008 to 2009 is primarily due to recessionary impacts that resulted in a 30 percent decrease in generation.  It is not clear to what extent this recent reduction may continue.

Based on 2005 data made available through the Emissions and Generation Resource Integrated Database (eGRID) maintained by the USEPA, the Company’s direct CO2 emissions from its fossil fuel electric generation that report under the Acid Rain Program were less than one half of one percent of all emissions in the United States from similar sources.

Emissions from other Company operations, including those from its natural gas distribution operations, are monitored internally using the Department of Energy 1605(b) Standard, and the Company is currently assessing how to effectively report these emissions in relation to the new mandatory reporting regulations set forth by the USEPA.

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

•	Inclusion of incentives for investment in advanced clean coal technology and support for research and development;
•	A strategy supporting alternative energy technologies and biofuels and increasing the domestic supply of natural gas to reduce dependence on foreign oil and imported natural gas; and
•	The allocation of zero cost allowances to natural gas distribution companies if those companies are required to hold allowances for the benefit of the end use customer.

Current Initiatives to Increase Conservation & Reduce Emissions
The Company is committed to a policy that reduces greenhouse gas emissions and conserves energy usage.  Evidence of this commitment includes:
•	Focusing the Company’s mission statement and purpose on corporate sustainability and the need to help customers conserve and manage energy costs;
•	Building a renewable energy portfolio to complement base load coal-fired generation in advance of mandated renewable energy portfolio standards;
•	Implementing conservation initiatives in the Company’s Indiana and Ohio gas utility service territories;
•	Participation in an electric conservation and demand side management collaborative with the OUCC and other customer advocate groups;
•	Evaluating potential carbon requirements with regard to new generation, other fuel supply sources, and future environmental compliance plans;
•	Reducing the Company’s carbon footprint by measures such as purchasing hybrid vehicles and optimizing generation efficiencies; and
•	Developing renewable energy and energy efficiency performance contracting projects through its wholly owned subsidiary, Energy Systems Group.

Legislative Actions & Other Climate Change Initiatives
The U.S. House of Representatives has passed a comprehensive energy bill that includes a carbon cap and trade program in which there is a progressive cap on greenhouse gas emissions and an auctioning and subsequent trading of allowances among those that emit greenhouse gases, a federal renewable portfolio standard, and utility energy efficiency targets.  Current proposed legislation also requires local natural gas distribution companies to hold allowances for the benefit of their customers.  As of the date of this filing, the Senate has not passed a bill, and the House bill is not law.

In the absence of federal legislation, several regional initiatives throughout the United States are in the process of establishing regional cap and trade programs.  While no climate change legislation is pending in Indiana, the state is an observer to the Midwestern Regional Greenhouse Gas Reduction Accord.

In advance of a federal or state renewable portfolio standard, SIGECO received IURC approval to purchase a 3 MW landfill gas generation facility from a related entity.  The facility was purchased in 2009 and is directly interconnected to the Company’s distribution system.  In 2009, the Company also executed a long term purchase power commitment for 50 MW of wind energy.  These transactions supplement a 30 MW wind energy purchase power agreement executed in 2008.  At December 31, 2009, the Company’s renewable portfolio is approximately 5 percent of total generation sources.

In April of 2007, the US Supreme Court determined that greenhouse gases meet the definition of "air pollutant" under the Clean Air Act and ordered the USEPA to determine whether greenhouse gas emissions from motor vehicles cause or contribute to air pollution that may reasonably be anticipated to endanger public health or welfare. In April of 2009, the USEPA published its proposed endangerment finding for public comment.  The proposed endangerment finding concludes that carbon emissions from mobile sources pose an endangerment to public health and the environment.  The endangerment finding was finalized in December of 2009, and is the first step toward USEPA regulating carbon emissions through the existing Clean Air Act in the absence of specific carbon legislation from Congress.  Therefore, any new regulations would likely also impact major stationary sources of greenhouse gases.  The USEPA has recently finalized a mandatory greenhouse gas emissions registry which will require reporting of emissions beginning in 2011 (for the emission year 2010).  The USEPA has also recently proposed a revision to the PSD (Prevention of Significant Deterioration) and Title V permitting rules which would require facilities that emit 25,000 tons or more of greenhouse gases a year to obtain a PSD permit for new construction or a significant modification of an existing facility.  If these proposed rules were adopted, they would apply to SIGECO’s generating facilities.

Impact of Legislative Actions & Other Initiatives is Unknown
If legislation requiring reductions in CO2 and other greenhouse gases or legislation mandating a renewable energy portfolio standard is adopted, such regulation could substantially affect both the costs and operating characteristics of the Company’s fossil fuel generating plants, nonutility coal mining operations, and natural gas distribution businesses.  Further, any legislation would likely impact the Company’s generation resource planning decisions.  At this time and in the absence of final legislation, compliance costs and other effects associated with reductions in greenhouse gas emissions or obtaining renewable energy sources remain uncertain.  The Company has gathered preliminary estimates of the costs to comply with a cap and trade approach to controlling greenhouse gas emissions.  A preliminary investigation demonstrated costs to comply would be significant, first with regard operating expenses for the purchase of allowances, and later for capital expenditures as technology becomes available to control greenhouse gas emissions.  However, these compliance cost estimates are based on highly uncertain assumptions, including allowance prices and energy efficiency targets.  Costs to purchase allowances that cap greenhouse gas emissions should be considered a cost of providing electricity and gas, and as such, the Company believes recovery should be timely reflected in rates charged to customers.  Approximately 20 percent of electric volumes sold in 2008 were delivered to municipal and other wholesale customers.  As such, reductions in these volumes in 2009 coupled with the flexibility to further modify the level of these transactions in future periods may help with compliance since emission targets are expected to be based on pre-2008 levels.

Ash Ponds & Coal Ash Disposal Regulations

The USEPA is considering additional regulatory measures affecting the management and disposal of coal combustion products, such as ash generated by the Company’s coal-fired power plants.  Additional laws and regulations under consideration more stringently regulate these byproducts, including the potential for coal ash to be considered a hazardous waste in certain circumstances.  The USEPA has indicated that it intends to propose a rule during 2010.  At this time, the Company is unable to predict the outcome any such revised regulations might have on operating results, financial position, or liquidity.

Jacobsville Superfund Site

On July 22, 2004, the USEPA listed the Jacobsville Neighborhood Soil Contamination site in Evansville, Indiana, on the National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA).  The USEPA has identified four sources of historic lead contamination.  These four sources shut down manufacturing operations years ago.  When drawing up the boundaries for the listing, the USEPA included a 250 acre block of properties surrounding the Jacobsville neighborhood, including Vectren's Wagner Operations Center.  Vectren's property has not been named as a source of the lead contamination.  Vectren's own soil testing, completed during the construction of the Operations Center, did not indicate that the Vectren property contains lead contaminated soils above industrial cleanup levels.  At this time, it is anticipated that the USEPA may request only additional soil testing at some future date.

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

Indiana Gas accrued the estimated costs for further investigation, remediation, groundwater monitoring, and related costs for the sites.  While the total costs that may be incurred in connection with addressing these sites cannot be determined at this time, Indiana Gas has recorded cumulative costs that it reasonably expects to incur totaling approximately $23.2 million.  The estimated accrued costs are limited to Indiana Gas’ share of the remediation efforts.  Indiana Gas has arrangements in place for 19 of the 26 sites with other potentially responsible parties (PRP), which limit Indiana Gas’ costs at these 19 sites to between 20 percent and 50 percent.

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

SIGECO has recorded cumulative costs that it reasonably expects to incur related to these environmental matters totaling approximately $11.1 million.  However, given the uncertainty surrounding the allocation of PRP responsibility associated with the May 2007 lawsuit and other matters, the total costs that may be incurred in connection with addressing all of these sites cannot be determined at this time.  With respect to insurance coverage, SIGECO has settled with certain of its known insurance carriers under insurance policies in effect when these sites were in operation in an aggregate amount of $8.1 million; negotiations are ongoing with others.

Total costs expected to be incurred are estimated by management using assumptions based on actual costs incurred, the timing of expected future payments, and inflation factors, among others.  While the Company’s utilities have recorded all costs which they presently expect to incur in connection with activities at these sites, it is possible that future events may require some level of additional remedial activities which are not presently foreseen and those costs may not be subject to PRP or insurance recovery.  As of December 31, 2009 and December 31, 2008, approximately $6.5 million of accrued, but not yet spent, remediation costs are included in Other Liabilities related to both the Indiana Gas and SIGECO sites.

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

Prior to October 1, 2008, gas costs were recovered in Ohio through a gas cost recovery (GCR) clause.  The GCR clause operated similar to the GCA clause in Indiana.  The PUCO periodically audited the GCR rates.  The PUCO has completed all audits of periods prior to October 2008, and no issues or findings are outstanding.  After October 1, 2008, the Company is no longer the supplier, and the GCR is no longer necessary.

Vectren South Electric Base Rate Filing

On December 11, 2009, the Company filed a request with the IURC to adjust its electric base rates in its South service territory.  The requested increase in base rates addresses capital investments, a modified electric rate design that facilitates a partnership between the Company and customers to pursue energy efficiency and conservation, and new energy efficiency programs to complement those currently offered for natural gas customers.  In total the request approximated $54 million.  The request addresses the roughly $325 million spent in infrastructure construction since its last base rate increase in August 2007 that was needed to continue to provide reliable service.  Most of the remainder of the request is to account for the now lower overall sales levels resulting from the recession.  A portion of the request reflects a slight increase in annual operating and maintenance costs since the last rate case, nearly four years ago.  The rate design proposed in the filing would break the link between customers’ consumption and the utility’s rate of return, thereby aligning the utility’s and customers’ interests in using less energy.  The request assumes an overall rate of return of 7.62 percent on rate base of approximately $1,294 million and an allowed return on equity (ROE) of 10.7 percent.  Based upon timelines prescribed by the IURC at the start of these proceedings, a decision is expected to be issued at the end of 2010.

VEDO Gas Base Rate Order Received

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

The order also adjusted the rate design used to collect the agreed-upon revenue from VEDO's customers.  The order allows for the phased movement toward a straight fixed variable rate design which places substantially all of the fixed cost recovery in the customer service charge.  A straight fixed variable design mitigates most weather risk as well as the effects of declining usage, similar to the Company’s lost margin recovery mechanism, which expired when this new rate design went into effect on February 22, 2009.  In 2008, annual results include approximately $4.3 million of revenue from a lost margin recovery mechanism that did not continue once this base rate increase went into effect.  After year one, nearly 90 percent of the combined residential and commercial base rate margins were recovered through the customer service charge.  The OCC has filed a request for rehearing on the rate design finding by the PUCO.  The rehearing request mirrors similar requests filed by the OCC in each case where the PUCO has approved similar rate designs.  The Ohio Supreme Court has yet to act on the OCC’s request in this instance, but in two similar cases, the Court denied such requests.

With this rate order the Company has in place for its Ohio gas territory rates that allow for the phased implementation of a straight fixed variable rate design that mitigates both weather risk and lost margin; tracking of uncollectible accounts and percent of income payment plan (PIPP) expenses; base rate recovery of pipeline integrity management expense; timely recovery of costs associated with the accelerated replacement of bare steel and cast iron pipes, as well as certain service risers; and expanded conservation programs now totaling up to $5 million in annual expenditures.  The straight fixed variable rate design will be fully phased in by February 2010.

VEDO Continues the Process to Exit the Merchant Function
On August 20, 2008, the PUCO approved an auction selecting qualified wholesale suppliers to provide the gas commodity to the Company for resale to its customers at auction-determined standard pricing.  This standard pricing is comprised of the monthly NYMEX settlement price plus a fixed adder.  This auction, which is effective from October 1, 2008 through March 31, 2010, is the initial step in exiting the merchant function in the Company’s Ohio service territory.  The approach eliminated the need for monthly gas cost recovery (GCR) filings and prospective PUCO GCR audits.  In October 2008, VEDO’s entire natural gas inventory was transferred, receiving proceeds of approximately $107 million.

The second phase of the exit process begins on April 1, 2010, during which the Company will no longer sell natural gas directly to these customers.  Rather, state-certified Competitive Retail Natural Gas Suppliers, that are successful bidders in a second regulatory-approved auction, will sell the gas commodity to specific customers for 12 months at auction-determined standard pricing.  That auction was conducted on January 12, 2010, and the auction results were approved by the PUCO on January 13.  The plan approved by the PUCO requires that the Company conduct at least two auctions during this phase.  As such, the Company will conduct another auction in advance of the second 12-month term, which will commence on April 1, 2011.  Consistent with current practice, customers will continue to receive one bill for the delivery of natural gas service.

The PUCO has also provided for an Exit Transition Cost rider, which allows the Company to recover costs associated with the transition.  As the cost of gas is currently passed through to customers through a PUCO approved recovery mechanism, the impact of exiting the merchant function should not have a material impact on Company earnings or financial condition.

Vectren North Gas Base Rate Order Received
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

With this order, the Company has in place for its North gas territory weather normalization, a conservation and lost margin recovery tariff, tracking of gas cost expense related to a uncollectible accounts expense level based on historical experience and unaccounted for gas through the existing GCA mechanism, and tracking of pipeline integrity management expense.

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

With this order, the Company now has in place for its South gas territory weather normalization, a conservation and lost margin recovery tariff, tracking of gas cost expense related to a uncollectible accounts expense level based on historical experience and unaccounted for gas through the existing gas cost adjustment mechanism, and tracking of pipeline integrity management expense.

Vectren South Electric Base Rate Order Received
In August 2007, the Company received an order from the IURC which approved the settlement reached in Vectren South’s electric rate case.  The order provided for an approximate $60.8 million electric rate increase to cover the Company’s cost of system growth, maintenance, safety and reliability.  The order provided for, among other things: recovery of ongoing costs and deferred costs associated with the MISO; operations and maintenance (O&M) expense increases related to managing the aging workforce, including the development of expanded apprenticeship programs and the creation of defined training programs to ensure proper knowledge transfer, safety and system stability; increased O&M expense necessary to maintain and improve system reliability; benefit to customers from the sale of wholesale power by Vectren sharing equally with customers any profit earned above or below $10.5 million of wholesale power margin; recovery of and return on the investment in past demand side management programs to help encourage conservation during peak load periods; timely recovery of the Company’s investment in certain new electric transmission projects that benefit the MISO infrastructure; an overall rate of return of 7.32 percent on rate base of approximately $1,044 million and an allowed ROE of 10.4 percent.

MISO

Since 2002 and with the IURC’s approval, the Company has been a member of the MISO, a FERC approved regional transmission organization.  The MISO serves the electrical transmission needs of much of the Midwest and maintains operational control over the Company’s electric transmission facilities as well as that of other Midwest utilities.  Since April 1, 2005, the Company has been an active participant in the MISO energy markets, bidding its owned generation into the Day Ahead and Real Time markets and procuring power for its retail customers at Locational Marginal Pricing (LMP) as determined by the MISO market.

Historically, the Company has typically been in a net sales position with MISO as generation capacity is in excess of that needed to serve native load and is from time to time in a net purchase position.  When the Company is a net seller such net revenues are included in Electric utility revenues and when the Company is a net purchaser such net purchases are included in Cost of fuel & purchased power.  Net positions are determined on an hourly basis.  Since the Company became an active MISO member, its generation optimization strategies primarily involve the sale of excess generation into the MISO Day Ahead and Real-Time markets.  The Company also has municipal customers served through the MISO and for which the Company transmits power to the MISO for delivery to those customers.  Net revenues from wholesale activities, inclusive of revenues associated with these municipal contracts, totaled $20.8 million in 2009, $57.6 million in 2008, and $35.0 million in 2007.  The base rate case effective August 17, 2007, requires that wholesale margin (net revenues less the cost of fuel & purchased power) inclusive of this MISO wholesale activity earned above or below $10.5 million be shared equally with retail customers as measured on a fiscal year ending in August.

Recently, MISO market prices have fallen and the Company has more frequently been a net purchaser.  In addition, the Company also receives power through the MISO associated with its wind and other power purchase agreements.  Including these power purchase agreements, the Company purchased energy from the MISO totaling $34.2 million in 2009, $16.6 million in 2008, and $18.2 million in 2007.  To the extent these power purchases are used for retail load, they are subject to FAC filings.

The Company also receives transmission revenue that results from other MISO members’ use of the Company’s transmission system.  These revenues are also included in Electric utility revenues.  Generally, these transmission revenues along with costs charged by the MISO are considered components of base rates and any variance from that included in base rates is recovered from / refunded to retail customers through tracking mechanisms.

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

The need to expend capital for improvements to the regional transmission system, both to SIGECO’s facilities as well as to those facilities of adjacent utilities, over the next several years is expected to be significant.  Beginning in June 2008, the Company began timely recovering its investment in certain new electric transmission projects that benefit the MISO regional infrastructure at a FERC approved rate of return.  Such revenues recorded in Electric utility revenues associated with projects meeting the criteria of MISO’s transmission expansion plans totaled $9.1 million in 2009 and $4.8 million in 2008.

One such project currently under construction is an interstate 345 kilovolt transmission line that will connect Vectren’s A.B. Brown Generating Station to a station in Indiana owned by Duke Energy to the north and to a station in Kentucky owned by Big Rivers Electric Corporation to the south.  Throughout the project, SIGECO is to recover an approximate 10 percent return, inclusive of the FERC approved equity rate of return of 12.38 percent, on capital investments through a rider mechanism which is updated annually for estimated costs to be incurred.  Of the total investment, which is expected to approximate $75 million, as of December 31, 2009, the Company has invested approximately $21.3 million.  The Company expects this project to be fully operational in 2011.  At that time, any operating expenses including depreciation expense are also expected to be recovered through a FERC approved rider mechanism.  Further, the approval allows for recovery of expenditures made even in the event currently unforeseen difficulties delay or permanently halt the project.

Results of Operations of the Nonutility Group

The Nonutility Group operates in three primary business areas: Energy Marketing and Services, Coal Mining, and Energy Infrastructure Services.  Energy Marketing and Services markets and supplies natural gas and provides energy management services.  Coal Mining mines and sells coal.  Energy Infrastructure Services provides underground construction and repair and provides performance contracting and renewable energy services.  There are also other legacy businesses that have invested in energy-related opportunities and services, real estate, and leveraged leases, among other investments.  The Nonutility Group supports the Company’s regulated utilities pursuant to service contracts by providing natural gas supply services, coal, and infrastructure services.  Nonutility Group earnings for the years ended December 31, 2009, 2008, and 2007, follow:

	Year Ended December 31,
(In millions, except per share amounts)	2009	2008	2007
NET INCOME EXCLUDING LIBERTY CHARGE	$37.7	$18.9	$37.0

CONTRIBUTION TO VECTREN BASIC EPS, EXCLUDING LIBERTY CHARGE	$0.47	$0.24	$0.49

NET INCOME ATTRIBUTED TO:
Energy Marketing & Services (Excluding Liberty Charge)	$16.0	$18.0	$22.3
Mining Operations	13.4	(4.6)	2.0
Energy Infrastructure Services	10.8	11.4	9.4
Other Businesses	(2.5)	(5.9)	0.3
Synfuels-related	-	-	3.0

Including the Liberty Charge of $11.9 million after tax, the Nonutility Group generated net income of $25.8 million for the year ended December 31, 2009.

Impact of the Recent Recession

Despite the beginning of recovery, the recent recession has resulted in, and may continue to result in, a lower level of economic activity and greater uncertainty regarding energy prices and other key factors that impact the Nonutility Group.  Economic declines have been accompanied by a decrease in demand for products and services offered by nonutility operations.  The recent recession has had, and may continue to have, some negative impact on utility industry spending for construction projects, demand for coal, and spending on performance contracting and renewable energy expansion.  It is also possible that if a weak economy continues, there could be further reductions in the value of certain nonutility real estate and other legacy investments.

Energy Marketing & Services

Energy Marketing and Services is comprised of the Company’s gas marketing operations, energy management services, and retail gas supply operations.  Operating entities contributing to these results include ProLiance and Vectren Source.  Results, inclusive of holding company costs but excluding the Liberty Charge of $11.9 million after tax, from Energy Marketing and Services for the year ended December 31, 2009, were earnings of $16.0 million, compared to $18.0 million in 2008 and $22.3 million in 2007.

ProLiance

ProLiance, a nonutility energy marketing affiliate of Vectren and Citizens, provides services to a broad range of municipalities, utilities, industrial operations, schools, and healthcare institutions located throughout the Midwest and Southeast United States.  ProLiance’s customers include Vectren’s Indiana utilities and nonutility gas supply operations and Citizens’ utilities.  ProLiance’s primary businesses include gas marketing, gas portfolio optimization, and other portfolio and energy management services.  Consistent with its ownership percentage, Vectren is allocated 61 percent of ProLiance’s profits and losses; however, governance and voting rights remain at 50 percent for each member; and therefore, the Company accounts for its investment in ProLiance using the equity method of accounting.  Vectren received regulatory approval on April 25, 2006, from the IURC for ProLiance to continue to provide natural gas supply services to the Company’s Indiana utilities through March 2011.  For the year ended December 31, 2009, 2008, and 2007, the amounts recorded to Equity in earnings of unconsolidated affiliates related to ProLiance’s operations, excluding the Liberty Charge, totaled income of $23.6 million, $39.5 million, and $41.0 million, respectively.

Vectren Energy Marketing and Services, Inc (EMS), a wholly owned subsidiary, holds the Company’s investment in ProLiance.  Within the consolidated entity, EMS is responsible for certain financing costs associated with ProLiance and is also responsible for income taxes related to the Company’s portion of ProLiance’s results.  During the year ended December 31, 2009, ProLiance’s earnings, inclusive of financing costs and income taxes, were approximately $9.6 million compared to $19.3 million in 2008 and $22.9 million in 2007.

During 2009, ProLiance’s earnings contribution decreased $9.7 million compared to 2008.  The decrease primarily reflects lower cash to NYMEX spreads compared to the prior year, particularly spreads existing in the third quarter of 2008 that had unprecedented price volatility and resulted in record quarterly earnings from ProLiance.  ProLiance’s earnings contribution decreased $3.6 million in 2008 compared to 2007 and is reflective of lower operating results.  ProLiance’s storage capacity at December 31, 2009 is 46 Bcf compared to 42 Bcf at December 31, 2008 and 40 Bcf at December 31, 2007.

Investment in Liberty Gas Storage
Liberty Gas Storage, LLC (Liberty), a joint venture between a subsidiary of ProLiance and a subsidiary of Sempra Energy (SE), is a development project for salt-cavern natural gas storage facilities.  ProLiance is the minority member with a 25 percent interest, which it accounts for using the equity method.  The project was expected to include 17 Bcf of capacity in its north facility (previously referred to as the Sulfur site, located near Sulfur, Louisiana), and an additional 17 Bcf of capacity in its south facility (previously referred to as the Hackberry site, near Hackberry, Louisiana).  As more fully described below, it is now expected that only the south facility will be completed by the joint venture.  This facility is expected to provide at least 17 Bcf of capacity. The Liberty pipeline system is currently connected with several interstate pipelines, including the Cameron Interstate Pipeline operated by Sempra Pipelines & Storage, and will connect area LNG regasification terminals to an interstate natural gas transmission system and storage facilities.  ProLiance’s investment in Liberty is $37.3 million at December 31, 2009, after reflecting the charge discussed below.

In late 2008, SE advised ProLiance that the completion of the phase of Liberty’s development at the north site had been delayed by subsurface and well-completion problems.  Based on testing performed in the second quarter of 2009, SE determined that attempts at corrective measures had been unsuccessful in development of certain caverns.  At June 30, 2009, Liberty recorded a charge of approximately $132 million to write off the north caverns and certain related assets.  As an equity investor in Liberty, ProLiance recorded its share of the charge, totaling $33 million at June 30, 2009.  The Company’s share is $11.9 million after tax, or $0.15 per share.  In the Consolidated Statement of Income for the year ended December 31, 2009, the charge is an approximate $19.9 million reduction to Equity in earnings of unconsolidated affiliates and an income tax benefit reflected in Income taxes of approximately $8.0 million.  The Company and ProLiance do not expect issues associated with Liberty to impact future liquidity or access to capital.  Further, it is not expected that the delay in Liberty’s development will impact ProLiance’s ability to meet the needs of its customers.

Regulatory Matter Resolved
ProLiance self reported to the FERC in October 2007 possible non-compliance with the FERC’s capacity release policies.  ProLiance has taken corrective actions to assure that current and future transactions are compliant.  During the second quarter of 2009, ProLiance resolved the matter with FERC.  The amount of the penalty was not material to the Company’s consolidated operating results, financial position or cash flows.

Vectren Source

Vectren Source, a wholly owned subsidiary, provides natural gas and other related products and services to customers opting for choice among energy providers.  Vectren Source earned approximately $6.4 million in 2009, compared to $1.9 million in 2008 and $1.2 million in 2007.  The record earnings in 2009 resulted primarily from favorable market conditions over the course of 2009’s first quarter as revenues on variable priced sales contracts fell more slowly than gas costs.  Results in 2008 were impacted by a $0.5 million gain on the sale of its Georgia customer base.  Vectren Source’s customer count at December 31, 2009 was approximately 189,000 equivalent customers, compared to 170,000 at December 31, 2008 and 161,000 at December 31, 2007.  This customer base reflects nearly 33,000 equivalent customers in VEDO’s service territory as part of VEDO’s process of exiting the merchant function.  Vectren Source began providing services to these VEDO customers on October 1, 2008. This service will end March 31, 2010.  Vectren Source was a successful bidder in the second regulatory-approved auction that was conducted on January 12, 2010 related to VEDO’s exit the merchant function.  As a result of this auction, Vectren Source will sell gas commodity directly to approximately 35,000 equivalent customers in VEDO’s service territory through April 1, 2011.

Coal Mining

Coal Mining mines and sells coal to the Company’s utility operations and to third parties through its wholly owned subsidiary Vectren Fuels, Inc. (Vectren Fuels).  Coal Mining, inclusive of holding company costs, earned approximately $13.4 million in 2009, compared to a loss of $4.6 million in 2008 and earnings of $2.0 million in 2007.

Compared to 2008, Coal Mining earnings have increased based on new contract pricing effective January 1, 2009.  The impact of higher revenues has been somewhat offset by increased costs per ton mined and the recession.  The anticipated cost increase was reflective of efforts to reconfigure the mining operation at Prosperity mine in order to improve future productivity and meet Mine Safety and Health Administration (MSHA) requirements.  During the second half of 2009, these improvements began to favorably impact production and operating costs.  The recent recession resulted in a decrease in the demand for, and market price of, Illinois Basin coal and lower than anticipated earnings from coal mining operations.  The lowered demand has caused some build up of coal inventory at most customer locations as well as at Vectren Fuels’ mines.  As a result of contracts with minimum delivery provisions, certain customers scaled back their deliveries within specified limits.  This resulted in less 2009 mine production as Vectren Fuels reduced production to align with customer’s needs.  Further, Vectren Fuels is currently in a dispute with one customer regarding its purchase contract, and Vectren Fuels is working to resolve the dispute.  In the current market conditions, Vectren Fuels sold 3.5 million tons in 2009 compared to 4.2 million tons in 2008 and 4.7 million tons in 2007.  The original expectation for 2009 was to sell between 4.6 and 5.2 million tons.  Further, the higher customer coal inventory levels will likely cause the current demand and supply imbalance to extend into 2010.  Early 2010 has shown some decline in customer inventory levels, due largely to colder weather and the resulting increased demand.

The decrease in earnings in 2008 compared to 2007 was primarily due to lower production and increased roofing structure costs as a result of revised MSHA regulatory guidelines which necessitated changes to the mining plan.  As a result, the yield at the Prosperity mine decreased approximately 4 percent in 2008 compared to 2007.  In addition, 2008 was impacted by higher diesel fuel costs and unfavorable geologic conditions at the Company’s surface mine, which resulted in more costs to enhance the BTU content of mined coal.

Oaktown Mines

The first of two new underground mines located near Vincennes, Indiana, which began minor coal extraction in the latter half of 2009, is now operational.  The second mine is currently expected to open in 2011.  However, Vectren Fuels may continue to change this time table as it evaluates the impacts of current market conditions.  Reserves at the two mines are estimated at about 100 million tons of recoverable number-five coal at 11,200 BTU and less than 6-pound sulfur dioxide.  The reserves at these new mines bring total coal reserves to approximately 135 million tons at December 31, 2009.  Once in production, the two new mines are capable of producing about 5 million tons of coal per year.  Due to the delay in the opening of the mines, management expects to incur approximately $200 million to access the coal reserves.  At December 31, 2009, Vectren Fuels has invested approximately $174 million in the new mines.

Energy Infrastructure Services

Energy Infrastructure Services provides energy performance contracting and renewable energy services through Energy Systems Group, LLC (ESG) and underground construction and repair to utility infrastructure through Miller Pipeline Corporation (Miller).  Inclusive of holding company costs, Energy Infrastructure’s operations contributed earnings of $10.8 million in 2009, compared to $11.4 million in 2008 and $9.4 million in 2007.

Energy Systems Group

ESG’s earnings were $8.8 million in 2009, compared to $6.7 million in 2008 and $4.0 million in 2007.  The increases are primarily due to the continued focus on renewable energy, energy conservation, and sustainability measures by ESG’s customers.  In 2009, the increase is primarily a result of increased performance contracting revenues.  As part of ESG’s ongoing renewable energy project development strategy, results in 2009 include the sale of a 3 MW self-developed landfill gas facility.  With approval from the IURC, the facility was sold to SIGECO, as part of the utility’s strategy to continue to build a renewable energy portfolio.  ESG’s results associated with this renewable project match the results of a similar land fill gas project completed near Atlanta, Georgia in 2008.  At December 31, 2009, ESG’s backlog was $70 million, compared to $65 million at December 31, 2008 and $52 million at December 31, 2007.  The national focus on a comprehensive energy strategy as evidenced by the Energy Independence and Security Act of 2007 and the American Recovery and Reinvestment Act of 2009 is likely to create favorable conditions for ESG’s growth and resulting earnings.

Miller Pipeline

Miller’s 2009 earnings were $3.1 million compared to $6.2 million in 2008 and $6.1 million in 2007.  The decrease in 2009 primarily results from customer cutbacks in spending as a result of the recession.  In addition, startup costs associated with new contracts also negatively impacted year over year results.  Lower interest rates partially offset the lower margins.  The years ended December 31, 2008 and 2007 were record years in terms of earnings contribution from Miller.  As the country continues to replace its aging natural gas infrastructure and needs for shale gas infrastructure become more prevalent, Miller is positioned for future growth.

Other Businesses

Within the Nonutility business segment, there are legacy investments, outside of primary operations, involved in energy-related opportunities and services, real estate, leveraged leases, and other ventures, including investments in the Haddington Energy Partnerships (Haddington).

As of December 31, 2009, remaining legacy investments included in the Other Businesses portfolio total $64.5 million, of which $46.2 million are included in Other nonutility investments and $18.3 million are included in Investments in unconsolidated affiliates on the Consolidated Balance Sheet.  Further separation of that remaining investment by type of investment follows: commercial real estate $21.0 million; Haddington $9.7 million; affordable housing projects $7.8 million; leveraged leases $17.5 million, and other investments, including a note receivable from the City of Alameda, California, $8.5 million.  As of December 31, 2008, investments totaled $71.8 million.

Other Businesses reported a loss of $2.5 million in 2009, compared to a loss of $5.9 million in 2008 and earnings of $0.3 million in 2007.  Results in 2008 reflect a write-down associated with commercial real estate investments.

2008 Commercial Real Estate Charge

The recent economic recession impacted the value of commercial real estate investments within this portfolio, and the prospect for recovery of that value diminished.  During 2008, the Company assessed its commercial real estate investments for impairment and identified the need to reduce their carrying values.  The 2008 impairment charge totaled $10.0 million, $5.9 million after tax, or $0.08 per basic earnings per share.  Of the $10.0 million charge, $5.2 million is included in Other-net and $4.8 million is included in Other operating expenses.  The charge impacted the carrying values of primarily notes receivable collateralized by commercial real estate and an office building of which the Company took possession when a leveraged lease expired in 2008 and that is currently for sale.

Synfuel-Related Activity

Tax laws authorizing synfuel credits expired on December 31, 2007.  Prior to that date, the Company had active synthetic fuel investments, including an investment in Pace Carbon Synfuels, LP (Pace Carbon).  In addition, Vectren Fuels generated processing fees from other synfuel producers.  Activity since December 31, 2007 has been insignificant and is generally focused on winding down partnership operations at Pace Carbon.

Generally, the statute of limitations for the IRS to audit a tax return is three years from filing.  Therefore, tax credits generated by the investment in Pace Carbon and utilized in 2006 – 2007 are still subject to IRS examination.  However, avenues remain where the IRS could challenge tax credits for the years prior to 2006.  As a partner of Pace Carbon, Vectren reflected cumulative synfuel tax credits of approximately $101 million in its consolidated results, of which approximately $22 million were generated in 2006 and 2007.  Vectren has utilized all of the credits generated.

Synfuel tax credits were only available when the price of oil was less than a base price specified by the IRC, as adjusted for inflation.  Due to high oil prices in 2007, only $6.0 million of the approximate $23.1 million in tax credits generated were reflected as a reduction to the Company’s income tax expense.  The Company executed several financial contracts to hedge oil price risk.  Income statement activity associated with these contracts was a gain of $13.4 million in 2007.  This activity is reflected in Other-net along with the effects of impairing the Pace Carbon investment in 2006 in advance of equity method losses experienced in 2007.

The investment in Pace Carbon resulted in losses reflected in Equity in earnings of unconsolidated affiliates totaling $20.0 million in 2007.  Synfuel-related results, inclusive of equity method losses and their related tax benefits as well as the tax credits and other related activity, were earnings of $6.8 million in 2007.  Of those earnings, which did not continue beyond 2007, $3.8 million ($5.8 million pre tax) was contributed to the Vectren Foundation in 2007.  Net of that contribution, synfuel-related results were $3.0 million in 2007.

Use of Non-GAAP Performance Measures

Contribution to Vectren’s basic EPS

Per share earnings contributions of the Utility Group, Nonutility Group, and Corporate and Other are presented.  Such per share amounts are based on the earnings contribution of each group included in Vectren’s consolidated results divided by Vectren’s basic average shares outstanding during the period.  The earnings per share of the groups do not represent a direct legal interest in the assets and liabilities allocated to the groups, but rather represent a direct equity interest in Vectren Corporation's assets and liabilities as a whole.  These non-GAAP measures are used by management to evaluate the performance of individual businesses.  Accordingly management believes these measures are useful to investors in understanding each business’ contribution to consolidated earnings per share and in analyzing consolidated period to period changes.  Reconciliations of these non-GAAP measures to their most closely related GAAP measure of consolidated earnings per share are included throughout this discussion and analysis.

Results Excluding the Liberty Charge

This discussion and analysis contains other non-GAAP financial measures that exclude the charge related to ProLiance’s investment in Liberty Gas Storage, LLC (Liberty Charge) recorded during 2009.

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

	Year Ended December 31, 2009
(In Millions, except EPS)	GAAP- Measure	Exclude Liberty Charge	Non-GAAP Measure
Consolidated
Net Income	$133.1	11.9	$145.0
Basic EPS	$1.65	0.15	$1.80
Nonutility Group Net Income	$25.8	11.9	$37.7

The non-GAAP financial measures disclosed by the Company should not be considered a substitute for, or superior to, financial measures calculated in accordance with GAAP, and the financial results calculated in accordance with GAAP.

Impact of Recently Issued Accounting Guidance

Business Combinations

On January 1, 2009, the Company adopted new FASB guidance related to business combinations.  This guidance establishes principles and requirements for how the acquirer of an entity (1) recognizes and measures the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree (2) recognizes and measures acquired goodwill or a bargain purchase gain and (3) determines what information to disclose in its financial statements in order to enable users to assess the nature and financial effects of the business combination.  The guidance applies to all transactions or other events in which one entity acquires control of one or more businesses and applies to all business entities.  To date, the adoption of this standard has not had a material impact.

Noncontrolling Interests in Consolidated Financial Statements

On January 1, 2009, the Company adopted new FASB guidance related to noncontrolling interests in consolidated financial statements.  This guidance establishes accounting and reporting standards that require ownership percentages in material subsidiaries held by parties other than the parent be clearly identified, labeled, and presented separately from the parent’s equity in the equity section of the consolidated balance sheet; the amount of consolidated net income attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the consolidated income statement; that changes in the parent’s ownership interest while it retains control over its subsidiary be accounted for consistently; that when a subsidiary is deconsolidated, any retained noncontrolling equity investment be initially measured at fair value; and that sufficient disclosure is made to clearly identify and distinguish between the interests of the parent and the noncontrolling owners.  The adoption of this guidance on January 1, 2009 had an immaterial impact to the Company’s presentation of its financial position and operating results.

Subsequent Events

The Company adopted new FASB guidance related to management’s review of subsequent events on June 30, 2009.  In the instance of a public registrant such as the Company, this guidance establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are “issued”, as that term is defined in the guidance.  Such disclosure is included in Note 2 to these consolidated financial statements.

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

As of December 31, 2009, the Company has approximately $250.0 million of debt instruments that are supported by a third party credit enhancement feature such as insurance from a monoline insurer or a letter of credit posted by third party that supports the Company’s credit facilities.  The Company’s valuation techniques did not materially change as a result of the adoption of this guidance.

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued guidance related to the determination of the useful life of intangible assets. This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under other guidance related to goodwill and other intangible assets.  On January 1, 2009, the Company adopted this guidance and such adoption did not have a material impact on the consolidated financial statements.

Employers’ Disclosures about Postretirement Benefit Plan Assets

In December 2009, the Company adopted new accounting guidance for employers’ disclosures about postretirement benefit plan assets.  This guidance amends the plan asset disclosures required under prior guidance by the FASB to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The guidance relates to disclosures about investment policies and strategies, categories of plan assets, fair value measurements of plan assets, and significant concentrations of risk. Such disclosure is included in Note 9 to the financial statements.

Variable Interest Entities

In June 2009, the FASB issued new accounting guidance regarding variable interest entities (VIE’s).  This new guidance is effective for annual reporting periods beginning after November 15, 2009.  This guidance requires a qualitative analysis of which holder of a variable interest controls the VIE and if that interest holder must consolidate a VIE.  Additionally, it requires additional disclosures and an ongoing reassessment of who must consolidate a VIE.  The Company adopted this guidance on January 1, 2010. The Company does not expect the adoption will have a material impact on the consolidated financial statements.

Fair Value Measurements & Disclosures

In January 2010, the FASB issued new accounting guidance on improving disclosures about fair market value.  This guidance amends prior disclosure requirements involving fair value measurements to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. The guidance also clarifies existing fair value disclosures in regard to the level of disaggregation and about inputs and valuation techniques used to measure fair value.  The guidance also amends prior disclosure requirements regarding postretirement benefit plan assets to require that disclosures be provided by classes of assets instead of major categories of assets.  This guidance is effective for the first reporting period beginning after December 15, 2009.  The Company will adopt this guidance in its first quarter 2010 reporting.  The Company does not expect the adoption will have a material impact on the consolidated financial statements.

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

Impairment Review of Investments

The Company has both debt and equity investments in unconsolidated entities.  When events occur that may cause one of these investments to be impaired, the Company performs both a qualitative and quantitative review of that investment and when necessary performs an impairment analysis.  An impairment analysis of notes receivable usually involves the comparison of the investment’s estimated free cash flows to the stated terms of the note, or in certain cases for notes that are collateral dependent, a comparison of the collateral’s fair value, to the carrying amount of the note.  An impairment analysis of equity investments involves comparison of the investment’s estimated fair value to its carrying amount and an assessment of whether any decline in fair value is “other than temporary.”  Fair value is estimated using market comparisons, appraisals, and/or discounted cash flow analyses.  Calculating free cash flows and fair value using the above methods is subjective and requires judgment concerning growth assumptions, longevity of cash flows, and discount rates (for fair value calculations), among others.

The recent economic recession impacted the value of commercial real estate investments within the Other Businesses nonutility portfolio, and the prospect for recovery of that value has diminished.  During 2008, the Company assessed its commercial real estate investments for impairment using the methods described above and identified the need to reduce their carrying values.  The impairment charge recorded in 2008 totaled $10.0 million.

Significant assumptions impacting these analyses were holding periods, net operating income and capitalization rates, which have increased in the recent economic and credit constrained environment.  Related to capitalization rates, the Company used a 9.75 cap rate in its valuation of a suburban Chicago commercial real estate holding owned by the Company that is currently vacant and a 9.25 cap rate in its valuation of leased commercial real estate located in Charlotte, NC and Birmingham, AL that serve as collateral for a note receivable.  A 50 basis point increase in those cap rates would have increased the impairment charge by $2.5 million.  The Company examined these investments for impairment throughout 2009, noting that current capitalization rates and other assumptions indicate no further impairment at December 31, 2009.  Actual realized values, however, could differ from these estimates.

Goodwill & Intangible Assets

The Company performs an annual impairment analysis of its goodwill, most of which resides in the Gas Utility Services operating segment, at the beginning of each year, and more frequently if events or circumstances indicate that an impairment loss may have been incurred.  Impairment tests are performed at the reporting unit level.  The Company has determined its Gas Utility Services operating segment as identified in Note 19 to the consolidated financial statements to be the reporting unit.  Nonutility Group reporting units are generally defined as the operating companies that aggregate that operating segment.  An impairment test requires that a reporting unit’s fair value be estimated.  The Company used a discounted cash flow model and other market based information to estimate the fair value of its Gas Utility Services operating segment, and that estimated fair value was compared to its carrying amount, including goodwill.  The estimated fair value has been in excess of the carrying amount in each of the last three years and therefore resulted in no impairment.  Goodwill related to the Nonutility Group is also tested using market comparable data, if readily available, or a discounted cash flow model.

Estimating fair value using a discounted cash flow model is subjective and requires significant judgment in applying a discount rate, growth assumptions, company expense allocations, and longevity of cash flows.  A 100 basis point increase in the discount rate utilized to calculate the Gas Utility Services segment’s fair value also would have resulted in no impairment charge.

The Company also annually tests non-amortizing intangible assets for impairment and amortizing intangible assets are tested on an event and circumstance basis.  During the last three years, these tests yielded no impairment charges.

Pension & Other Postretirement Obligations

The Company estimates the expected return on plan assets, discount rate, rate of compensation increase, and future health care costs, among other inputs, and obtains actuarial estimates to assess the future potential liability and funding requirements of the Company's pension and postretirement plans.  The Company used the following weighted average assumptions to develop 2009 periodic benefit cost:  a discount rate of 6.25 percent, an expected return on plan assets of 8.25 percent, a rate of compensation increase of 3.75 percent, and an inflation assumption of 3.5 percent.  These key assumptions were unchanged from the assumptions utilized in 2008.  To estimate 2010 costs, the discount rate, expected return on plan assets, rate of compensation increase, and inflation assumption were 6.0 percent, 8.0 percent, 3.5 percent, and 3.0 percent respectively.  Management currently estimates a pension and postretirement cost of approximately $13 million in 2010, compared to approximately $15 million in 2009, $11 million in 2008, and $14 million in 2007.  Future changes in health care costs, work force demographics, interest rates, asset values or plan changes could significantly affect the estimated cost of these future benefits.

Management estimates that a 50 basis point decrease in the discount rate used to estimate 2010 projected costs would generally increase periodic benefit cost by approximately $1.6 million.  A 50 basis point decrease in the discount rate used to estimate 2009 periodic cost would have increased costs by approximately $1.7 million.

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

Regulation

At each reporting date, the Company reviews current regulatory trends in the markets in which it operates.  This review involves judgment and is critical in assessing the recoverability of regulatory assets as well as the ability to continue to account for its activities based on the criteria set forth in FASB guidance related to accounting for the effects of certain types of regulation.  Based on the Company’s current review, it believes its regulatory assets are probable of recovery.  If all or part of the Company's operations cease to meet the criteria, a write off of related regulatory assets and liabilities could be required.  In addition, the Company would be required to determine any impairment to the carrying value of its utility plant and other regulated assets and liabilities.  In the unlikely event of a change in the current regulatory environment, such write-offs and impairment charges could be significant.

Financial Condition

Within Vectren’s consolidated group, Utility Holdings primarily funds the short-term and long-term financing needs of the Utility Group operations, and Vectren Capital Corp (Vectren Capital) funds short-term and long-term financing needs of the Nonutility Group and corporate operations.  Vectren Corporation guarantees Vectren Capital’s debt, but does not guarantee Utility Holdings’ debt.  Vectren Capital’s long-term and short-term obligations outstanding at December 31, 2009 approximated $332 million and $197 million, respectively.  Utility Holdings’ outstanding long-term and short-term borrowing arrangements are jointly and severally guaranteed by Indiana Gas, SIGECO, and VEDO.  Utility Holdings’ long-term and short-term obligations outstanding at December 31, 2009 approximated $920 million and $16 million, respectively.  Additionally, prior to Utility Holdings’ formation, Indiana Gas and SIGECO funded their operations separately, and therefore, have long-term debt outstanding funded solely by their operations.  SIGECO will also occasionally issue tax exempt debt to fund qualifying pollution control capital expenditures.

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

The credit ratings of the senior unsecured debt of Utility Holdings and Indiana Gas, at December 31, 2009, are A-/Baa1 as rated by Standard and Poor's Ratings Services (Standard and Poor’s) and Moody’s Investors Service (Moody’s), respectively.  The credit ratings on SIGECO's secured debt are A/A2.  Utility Holdings’ commercial paper has a credit rating of A-2/P-2.  The current outlook of both Moody’s and Standard and Poor’s is stable.  During the third quarter of 2009, Moody’s raised its credit rating on SIGECO’s secured debt from A3 to A2; otherwise, these ratings and outlooks did not change during 2009.  A security rating is not a recommendation to buy, sell, or hold securities.  The rating is subject to revision or withdrawal at any time, and each rating should be evaluated independently of any other rating.  Standard and Poor’s and Moody’s lowest level investment grade rating is BBB- and Baa3, respectively.

The Company’s consolidated equity capitalization objective is 45-55 percent of long-term capitalization.  This objective may have varied, and will vary, depending on particular business opportunities, capital spending requirements, execution of long-term financing plans, and seasonal factors that affect the Company’s operations.  The Company’s equity component was 46 percent and 50 percent of long-term capitalization at December 31, 2009 and 2008, respectively.  Long-term capitalization includes long-term debt, including current maturities and debt subject to tender, as well as common shareholders’ equity.

As of December 31, 2009, the Company was in compliance with all financial covenants.

Available Liquidity in Current Credit Conditions

The Company’s A-/Baa1 investment grade credit ratings have allowed it to access the capital markets as needed during this period of financial market volatility.  Over the last twelve to twenty four months, the Company has significantly enhanced its short-term borrowing capacity with the completion of several long-term financing transactions including the issuance of long-term debt in both 2008 and 2009 and the settlement of an equity forward contract in 2008.  The liquidity provided by these transactions, when coupled with existing cash and expected internally generated funds, is expected to be sufficient over the near term to fund anticipated capital expenditures, investments, debt security redemptions, and other working capital requirements.

Debt redemptions total $48 million in 2010.  In 2011, $250 million is due.  The Company is currently considering the level of  need for Nonutility Group long-term debt and whether to prefund a portion of the $250 million Utility Group debt redemption with a long-term debt issuance in 2010.  In addition, investors have the one-time option to put $10 million in May of 2010 and a one time option to put $30 million in 2011.

Long-term debt transactions completed in 2009 include a $150 million issuance by Vectren Capital and a $100 million issuance by Vectren Utility Holdings.  SIGECO also recently remarketed $41.3 million of long-term debt, supported by letters of credit issued under Vectren Utility Holdings' credit facility and completed a $22.3 million tax-exempt first mortgage bond issuance.  These transactions, along with financing transactions completed in 2008 and 2007, are more fully described below.

Consolidated Short-Term Borrowing Arrangements

At December 31, 2009, the Company had $775 million of short-term borrowing capacity, including $520 million for the Utility Group and $255 million for the wholly owned Nonutility Group and corporate operations.  As reduced by letters of credit and borrowings currently outstanding, approximately $462 million was available for the Utility Group operations and approximately $48 million was available for the wholly owned Nonutility Group and corporate operations.  Of the $520 million in Utility Group capacity, $5 million is available through June, 2010 and $515 million is available through November, 2010; and the $255 million in Nonutility Group capacity is available through November, 2010.  In September of 2009, approximately $120 million of short-term credit capacity specific to the Nonutility Group was no longer needed as a result of the recent long-term debt issuance by Vectren Capital and was not renewed.  In addition, a $10 million credit facility at Energy Systems Group, one of the Company's wholly-owned nonutility subsidiaries, also expired during 2009.  This supplemental facility was no longer needed and thus was not renewed.

Historically, the Company uses short-term borrowings to supplement working capital needs and also to fund capital investments and debt redemptions until financed on a long-term basis.  The Company has historically funded the short-term borrowing needs of Utility Holdings’ operations through the commercial paper market.  In 2008, the Company’s access to longer term commercial paper was significantly reduced as a result of the turmoil and volatility in the financial markets.  As a result, the Company met short-term financing needs through a combination of A2/P2 commercial paper issuances and draws on Utility Holdings’ $515 million commercial paper back-up credit facilities.  Throughout 2009, the Company has been able to place commercial paper without any significant issues.  However, the level of required short-term borrowings is significantly lower compared to historical trends due to the recently completed long-term financing transactions.

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

ProLiance Short-Term Borrowing Arrangements

ProLiance, a nonutility energy marketing affiliate of the Company, has separate borrowing capacity available through a syndicated credit facility.  ProLiance renegotiated a new credit facility with terms to expire June 14, 2010.  The terms of this facility allow for $315 million of capacity, as adjusted for letters of credit and current inventory and receivable balances. This credit facility, when coupled with internally generated funds, is expected to provide sufficient liquidity to meet ProLiance's operational needs.  As of December 31, 2009, no borrowings were outstanding.  The current facility is not guaranteed by Vectren or Citizens.

New Share Issues

The Company may periodically issue new common shares to satisfy the dividend reinvestment plan, stock option plan and other employee benefit plan requirements.  New issuances added additional liquidity of $5.8 million in 2009, $1.2 million in 2008 and $5.2 million in 2007.  In 2010, new issuances required to meet these various plan requirements are estimated to be consistent with issuances in 2009.

Potential Uses of Liquidity

Pension & Postretirement Funding Obligations

As of December 31, 2009, asset values of the Company’s qualified pension plans were approximately 82 percent of the projected benefit obligation.  In order to increase the funded status, management currently estimates the qualified pension plans require Company contributions of $12 million in 2010.  Under current market conditions, the Company estimates similar funding in 2011.  During 2009, approximately $34 million in contributions to qualified pension plans were made.  In addition to the qualified plan funding, the Company anticipates payments totaling $20 million in 2010 associated with its other retirement and deferred compensation plans.

Corporate Guarantees

The Company issues corporate guarantees to certain vendors and customers of its wholly owned subsidiaries and unconsolidated affiliates.  These guarantees do not represent incremental consolidated obligations; rather, they represent parental guarantees of subsidiary and unconsolidated affiliate obligations in order to allow those subsidiaries and affiliates the flexibility to conduct business without posting other forms of collateral.  At December 31, 2009, corporate issued guarantees support a portion of ESG’s performance contracting commitments and warranty obligations described below.  In addition, the Company has approximately $60 million of other guarantees outstanding supporting other consolidated subsidiary operations, of which $46 million support non-regulated retail gas supply operations.  Guarantees issued and outstanding on behalf of unconsolidated affiliates approximated $3 million at December 31, 2009. These guarantees relate primarily to arrangements between ProLiance and various natural gas pipeline operators. The Company has not been called upon to satisfy any obligations pursuant to these parental guarantees and has accrued no significant liabilities related to these guarantees.

Performance Guarantees & Product Warranties

In the normal course of business, ESG and other wholly owned subsidiaries issue performance bonds or other forms of assurance that commit them to timely install infrastructure, operate facilities, pay vendors or subcontractors, and/or support warranty obligations.  Based on a history of meeting performance obligations and installed products operating effectively, no significant liability or cost has been recognized during the periods presented.

Specific to ESG, in its role as a general contractor in the performance contracting industry, at December 31, 2009, there are 54 open surety bonds supporting future performance. The average face amount of these bonds is $3.6 million, and the largest obligation has a face amount of $30.4 million.  These surety bonds are guaranteed by Vectren Corporation.  The maximum exposure of these obligations is less than these amounts for several factors, including the level of work already completed.  At December 31, 2009, over 50 percent of work was completed on projects with open surety bonds.  A significant portion of these commitments will be fulfilled within one year.  In instances where ESG operates facilities, project guarantees extend over a longer period.

In addition to its performance obligations, ESG also warrants the functionality of certain installed infrastructure generally for one year and the associated energy savings over a specified number of years.  In certain instances, these warranty obligations are also backed by Vectren Corporation.

Planned Capital Expenditures & Investments

Planned utility and nonutility capital expenditures and investments, including contractual purchase and investment commitments discussed below, for the five-year period 2010 - 2014 are estimated as follows:

(In millions)	2010	2011	2012	2013	2014
Utility Group	$245	$230	$210	$195	$215
Nonutility Group	120	80	75	70	70
Total capital expenditures & investments	$365	$310	$285	$265	$285

Contractual Obligations

The following is a summary of contractual obligations at December 31, 2009:

(In millions)	Total	2010	2011	2012	2013	2014	Thereafter

Long-term debt (1)	$1,639.8	$48.0	$250.0	$60.0	$105.0	$30.0	$1,146.8
Short-term debt	213.5	213.5	-	-	-	-	-
Long-term debt interest commitments	1,179.3	98.8	94.5	77.5	73.0	68.1	767.4
Nonutility commodity purchase commitments	33.9	4.9	3.8	8.2	8.4	8.6	-
Operating leases	10.3	4.5	2.6	1.4	0.8	0.7	0.3
Total (2)	$3,076.8	$369.7	$350.9	$147.1	$187.2	$107.4	$1,914.5

(1)
Certain long-term debt issues contain put and call provisions that can be exercised on various dates before maturity.  These provisions allow holders the one-time option to put debt back to the Company at face value or the Company to call debt at face value or at a premium.  Long-term debt subject to tender during the years following 2009 (in millions) is $10.0 in 2010, $30.0 in 2011, zero in 2012 and thereafter.

(2)
The Company has other long-term liabilities that total approximately $205 million.  This amount is comprised of the following:  pension obligations $55 million, postretirement obligations $71 million, deferred compensation and share-based compensation obligations $24 million, asset retirement obligations $33 million, investment tax credits $6 million, environmental remediation obligations $6 million, and other obligations including unrecognized tax benefits totaling $10 million.  Based on the nature of these items their expected settlement dates cannot be estimated.

The Company’s regulated utilities have both firm and non-firm commitments to purchase natural gas, electricity, and coal as well as certain transportation and storage rights.  Costs arising from these commitments, while significant, are pass-through costs, generally collected dollar-for-dollar from retail customers through regulator-approved cost recovery mechanisms.  Because of the pass through nature of these costs, they have not been included in the listing of contractual obligations.

Comparison of Historical Sources & Uses of Liquidity

Operating Cash Flow

The Company's primary source of liquidity to fund working capital requirements has been cash generated from operations, which totaled $449.6 million in 2009, compared to $423.2 million in 2008 and $298.1 million in 2007.

In 2009, operating cash flows increased $26.4 million compared to 2008 due to increased cash generated from consolidated companies.  This is evident from a $51.7 million year over year increase in net income before the impacts of depreciation, deferred taxes, equity in earnings of unconsolidated affiliates and other non-cash charges.  Tax payments in both 2009 and 2008 were favorably impacted by federal stimulus plans authorizing bonus depreciation and IRS approval in 2009 to change its tax method for recognizing repair and maintenance activities.  In addition, due principally to lower gas costs, changes in working capital generated $34.2 million of additional cash flow year over year.  These increases were offset by additional cash uses associated with noncurrent assets and liabilities.  This increased usage is primarily related to a $23.4 million increase in pension and other retirement plan contributions.

In 2008, cash flow from operating activities increased $125.1 million compared to 2007.  Higher levels of deferred taxes due primarily to federal stimulus plans authorizing bonus depreciation on qualifying capital expenditures increased cash flow approximately $52.6 million.  Working capital changes generated cash of $9.2 million in 2008 compared to cash used of $27.0 million in 2007.  The increase in cash from working capital results primarily from the permanent reduction of natural gas inventory associated with VEDO’s exit of the merchant function, offset by growth in recoverable fuel balances.  The remaining increase in operating cash flow is primarily due to the cash collection of previously deferred regulatory assets.

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

During 2009 and 2008, net cash flow associated with financing activities is reflective of management’s ongoing effort to rely less on short-term borrowing arrangements.  The Company’s 2009 and 2008 operating cash flow funded over 80 percent of capital expenditures and dividends in those years.  Recently completed long-term financing transactions have allowed for the repayment of nearly $350 million in short term borrowings over the past two years, including over $300 million repaid in 2009.  In addition, these long-term financing transactions have financed other capital expenditures on a long-term basis.  During the first quarter of 2008, the Company mitigated its exposure to auction rate debt markets.  These transactions are more fully described below.

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

SIGECO 2009 Debt Issuance
On August 19, 2009 SIGECO also completed a $22.3 million tax-exempt first mortgage bond issuance at an interest rate of 5.4 percent that is fixed through maturity.  The bonds mature in 2040.  The proceeds from the sale of the bonds, net of issuance costs, totaled approximately $21.3 million.

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

On March 26, 2009, SIGECO remarketed the remaining $41.3 million of these obligations, receiving proceeds, net of issuance costs of approximately $40.6 million.  The remarketed notes have a variable rate interest rate which is reset weekly and are supported by a standby letter of credit backed by Utility Holdings’ $515 million short-term credit facility.  The notes are collateralized by SIGECO’s utility plant, and $9.8 million are due in 2015 and $31.5 million are due in 2025.  The initial interest rate paid to investors was 0.55 percent.  The equivalent rate of the debt at inception, inclusive of interest, weekly remarketing fees, and letter of credit fees, approximated 1 percent.  Since Utility Holdings’ short-term facility has a remaining term of less than one year, these obligations are classified as Long-term debt subject to tender in current liabilities.

Long-Term Debt Put and Call Provisions
Certain long-term debt issues contain put and call provisions that can be exercised on various dates before maturity.  Other than certain instruments that can be put to the company upon the death of the holder (death puts), these put or call provisions are not triggered by specific events, but are based upon dates stated in the note agreements.  During 2009 and 2008, the Company repaid approximately $3.0 million and $1.6 million, respectively, related to death puts.  In 2007, no debt was put to the Company.  Debt which may be put to the Company for reasons other than a death during the years following 2009 (in millions) is $10.0 in 2010, $30.0 in 2011, zero in 2012 and thereafter.

Investing Cash Flow

Cash flow required for investing activities was $431.1 million in 2009, $402.4 million in 2008, and $303.0 million in 2007.  Capital expenditures are the primary component of investing activities and totaled $432.0 million in 2009 compared to $391.0 million in 2008 and $334.5 million in 2007.  The increase in capital expenditures in 2009 compared to 2008 reflects increased expenditures for coal mine development and also was impacted by the January 2009 ice storm that resulted in approximately $20 million in capital expenditures.  The year ended December 31, 2008 includes increased capital expenditures for coal mine development and for environmental compliance equipment, compared to 2007.  Other investments in 2009 and 2008 include minor acquisitions by Miller, among other items.  Investing cash flow in 2007 includes the receipt of $44.9 million in proceeds from the sale of SIGECOM.

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
•
Economic conditions surrounding the recent  recession, which may be more prolonged and more severe than cyclical downturns, including significantly lower levels of economic activity; uncertainty regarding energy prices and the capital and commodity markets; decreases in demand for natural gas, electricity, coal, and other nonutility products and services; impacts on both gas and electric large customers; lower residential and commercial customer counts; higher operating expenses; and further reductions in the value of certain nonutility real estate and other legacy investments.

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

•
Factors affecting coal mining operations including  MSHA guidelines and interpretations of those guidelines; geologic, equipment, and operational risks; the ability to execute and negotiate new sales contracts and resolve contract interpretations; volatile coal market prices and demand;  supplier and contract miner performance; the availability of key equipment, contract miners and commodities; availability of transportation; and the ability to access/replace coal reserves .

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

Commodity Price Risk

Regulated Operations

The Company’s regulated operations have limited exposure to commodity price risk for transactions involving purchases and sales of natural gas, coal and purchased power for the benefit of retail customers due to current state regulations, which subject to compliance with those regulations, allow for recovery of the cost of such purchases through natural gas and fuel cost adjustment mechanisms.  Constructive regulatory orders, such as those authorizing lost margin recovery, other innovative rate designs, and recovery of unaccounted for gas and other gas related expenses, also mitigate the effect volatile gas costs may have on the Company’s financial condition.  Although Vectren’s regulated operations are exposed to limited commodity price risk, volatile natural gas prices have other effects on working capital requirements, interest costs, and some level of price-sensitivity in volumes sold or delivered.

Wholesale Power Marketing

The Company’s wholesale power marketing activities undertake strategies to optimize electric generating capacity beyond that needed for native load.  In recent years, the primary strategy involves the sale of excess generation into the MISO Day Ahead and Real-time markets.  As part of these strategies, the Company may also from time to time execute energy contracts that commit the Company to purchase and sell electricity in future periods.  Commodity price risk results from forward positions that commit the Company to deliver electricity.  The Company mitigates price risk exposure with planned unutilized generation capability and occasionally offsetting forward purchase contracts.  The Company accounts for any energy contracts that are derivatives at fair value with the offset marked to market through earnings.  No market sensitive derivative positions were outstanding on December 31, 2009 and 2008.

For retail sales of electricity, the Company receives the majority of its NOx and SO2 allowances at zero cost through an allocation process.  Based on arrangements with regulators, wholesale operations can purchase allowances from retail operations at current market values, the value of which is distributed back to retail customers through a MISO cost recovery tracking mechanism.  Wholesale operations are therefore at risk for the cost of allowances, which for the recent past have been volatile.  The Company manages this risk by purchasing allowances from retail operations as needed and occasionally from other third parties in advance of usage.  In the past, the Company also used derivative financial instruments to hedge this risk, but no such derivative instruments were outstanding at December 31, 2009 or 2008.

Other Operations

Other commodity-related operations are exposed to commodity price risk associated with fluctuating commodity prices including natural gas and coal.  Other commodity-related operations include nonutility retail gas marketing and coal mining operations.  Open positions in terms of price, volume, and specified delivery points may occur and are managed using methods described below with frequent management reporting.

The Company purchases and sells commodities, including electricity, natural gas, and coal to meet customer demands and operational needs.  The Company executes forward contracts and occasionally option contracts that commit the Company to purchase and sell commodities in the future.  Price risk from forward positions obligating the Company to deliver commodities is mitigated using stored inventory, generating capability, and offsetting forward purchase contracts.  Price risk also results from forward contracts obligating the Company to purchase commodities to fulfill forecasted nonregulated sales of natural gas and coal that may or may not occur.  With the exception of a small portion of contracts that are derivatives and that qualify as hedges of forecasted transactions, these contracts are expected to be settled by physical receipt or delivery of the commodity.

Unconsolidated Affiliate

ProLiance, a nonutility energy marketing affiliate, engages in energy hedging activities to manage pricing decisions, minimize the risk of price volatility, and minimize price risk exposure in the energy markets.  ProLiance's market exposure arises from storage inventory, imbalances, and fixed-price forward purchase and sale contracts, which are entered into to support its operating activities.  Currently, ProLiance buys and sells physical commodities and utilizes financial instruments to hedge its market exposure.  However, net open positions in terms of price, volume and specified delivery point do occur.  ProLiance manages open positions with policies which limit its exposure to market risk and require reporting potential financial exposure to its management and its members.

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

Market risk is estimated as the potential impact resulting from fluctuations in interest rates on adjustable rate borrowing arrangements exposed to short-term interest rate volatility.  During 2009 and 2008, the weighted average combined borrowings under these arrangements approximated $211 million and $412 million, respectively.  At December 31, 2009 and 2008, combined borrowings under these arrangements were $255 million and $519 million, respectively.  Based upon average borrowing rates under these facilities during the years ended December 31, 2009 and 2008, an increase of 100 basis points (one percentage point) in the rates would have increased interest expense by $2.1 million and $4.1 million, respectively.

Other Risks

By using financial instruments to manage risk, the Company, as well as ProLiance, creates exposure to counter-party credit risk and market risk.  The Company manages exposure to counter-party credit risk by entering into contracts with companies that can be reasonably expected to fully perform under the terms of the contract.  Counter-party credit risk is monitored regularly and positions are adjusted appropriately to manage risk.  Further, tools such as netting arrangements and requests for collateral are also used to manage credit risk.  Market risk is the adverse effect on the value of a financial instrument that results from a change in commodity prices or interest rates.  The Company attempts to manage exposure to market risk associated with commodity contracts and interest rates by establishing parameters and monitoring those parameters that limit the types and degree of market risk that may be undertaken.

The Company’s customer receivables from gas and electric sales and gas transportation services are primarily derived from residential, commercial, and industrial customers located in Indiana and west central Ohio.  The Company manages credit risk associated with its receivables by continually reviewing creditworthiness and requests cash deposits or refunds cash deposits based on that review.  Credit risk associated with certain investments is also managed by a review of creditworthiness and receipt of collateral.  In addition, credit risk is mitigated by regulatory orders that allow recovery of all uncollectible accounts expense in Ohio and the gas cost portion of uncollectible accounts expense in Indiana based on historical experience.

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

These consolidated financial statements are also subject to an evaluation of internal control over financial reporting conducted under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, conducted under the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, the Company concluded that its internal control over financial reporting was effective as of December 31, 2009.  Management certified this in its Sarbanes Oxley Section 302 certifications, which are attached as exhibits to this 2009 Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Vectren Corporation:

We have audited the accompanying consolidated balance sheets of Vectren Corporation and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income, common shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Vectren Corporation and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Indianapolis, Indiana
February 25, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Vectren Corporation:

We have audited the internal control over financial reporting of Vectren Corporation and subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2009 of the Company and our report dated February 25, 2010 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP
Indianapolis, Indiana
February 25, 2010

VECTREN CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(In millions)

	At December 31,
	2009	2008
ASSETS

Current Assets
Cash & cash equivalents	$11.9	$93.2
Accounts receivable - less reserves of $5.2 &
$5.6, respectively	162.4	226.7
Accrued unbilled revenues	144.7	197.0
Inventories	167.8	131.0
Recoverable fuel & natural gas costs	-	3.1
Prepayments & other current assets	95.1	124.6
Total current assets	581.9	775.6

Utility Plant
Original cost	4,601.4	4,335.3
Less: accumulated depreciation & amortization	1,722.6	1,615.0
Net utility plant	2,878.8	2,720.3

Investments in unconsolidated affiliates	186.2	179.1
Other utility & corporate investments	33.2	25.7
Other nonutility investments	46.2	45.9
Nonutility plant - net	482.6	390.2
Goodwill - net	242.0	240.2
Regulatory assets	187.9	216.7
Other assets	33.0	39.2
TOTAL ASSETS	$4,671.8	$4,632.9

The accompanying notes are an integral part of these consolidated financial statements.

VECTREN CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(In millions)

	At December 31,
	2009	2008
LIABILITIES & SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$183.8	$266.1
Accounts payable to affiliated companies	54.1	75.2
Refundable fuel & natural gas costs	22.3	4.1
Accrued liabilities	174.7	175.0
Short-term borrowings	213.5	519.5
Current maturities of long-term debt	48.0	0.4
Long-term debt subject to tender	51.3	80.0
Total current liabilities	747.7	1,120.3

Long-term Debt - Net of Current Maturities &
Debt Subject to Tender	1,540.5	1,247.9

Deferred Income Taxes & Other Liabilities
Deferred income taxes	458.7	353.4
Regulatory liabilities	322.1	315.1
Deferred credits & other liabilities	205.6	244.6
Total deferred credits & other liabilities	986.4	913.1

Commitments & Contingencies (Notes 5, 15-17)

Common Shareholders' Equity
Common stock (no par value) – issued & outstanding
81.1 and 81.0, respectively	666.8	659.1
Retained earnings	737.2	712.8
Accumulated other comprehensive income/(loss)	(6.8)	(20.3)
Total common shareholders' equity	1,397.2	1,351.6

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$4,671.8	$4,632.9

The accompanying notes are an integral part of these consolidated financial statements.

VECTREN CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)

	Year Ended December 31,
	2009	2008	2007
OPERATING REVENUES
Gas utility	$1,066.0	$1,432.7	$1,269.4
Electric utility	528.6	524.2	487.9
Nonutility revenues	494.3	527.8	524.6
Total operating revenues	2,088.9	2,484.7	2,281.9
OPERATING EXPENSES
Cost of gas sold	618.1	983.1	847.2
Cost of fuel & purchased power	194.3	182.9	174.8
Cost of nonutility revenues	207.5	282.2	287.7
Other operating	514.0	506.3	456.9
Depreciation & amortization	211.9	192.3	184.8
Taxes other than income taxes	63.0	74.5	70.0
Total operating expenses	1,808.8	2,221.3	2,021.4
OPERATING INCOME	280.1	263.4	260.5
OTHER INCOME
Equity in earnings of unconsolidated affiliates	3.4	37.4	22.9
Other – net	13.7	2.1	36.7
Total other income	17.1	39.5	59.6
Interest expense	100.0	97.8	101.0
INCOME BEFORE INCOME TAXES	197.2	205.1	219.1
Income taxes	64.1	76.1	76.0
NET INCOME	$133.1	$129.0	$143.1

AVERAGE COMMON SHARES OUTSTANDING	80.7	78.3	75.9
DILUTED COMMON SHARES OUTSTANDING	81.0	78.9	76.6

EARNINGS PER SHARE OF COMMON STOCK:
BASIC	$1.65	$1.65	$1.89
DILUTED	$1.64	$1.63	$1.87

The accompanying notes are an integral part of these consolidated financial statements.

VECTREN CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
	Year Ended December 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$133.1	$129.0	$143.1
Adjustments to reconcile net income to cash from operating activities:
Depreciation & amortization	211.9	192.3	184.8
Deferred income taxes & investment tax credits	84.9	79.6	27.0
Equity in earnings of unconsolidated affiliates	(3.4)	(37.4)	(22.9)
Provision for uncollectible accounts	15.1	16.9	16.6
Expense portion of pension & postretirement benefit cost	10.4	7.8	9.8
Other non-cash charges - net	13.3	25.4	4.8
Changes in working capital accounts:
Accounts receivable & accrued unbilled revenue	96.9	(83.0)	(29.1)
Inventories	(36.1)	26.4	2.6
Recoverable/refundable fuel & natural gas costs	21.3	(26.2)	(6.3)
Prepayments & other current assets	43.1	9.8	(3.7)
Accounts payable, including to affiliated companies	(85.8)	65.7	4.9
Accrued liabilities	4.0	16.5	4.6
Unconsolidated affiliate dividends	12.6	15.5	20.8
Employer contributions to pension & postretirement plans	(38.5)	(15.1)	(22.6)
Changes in noncurrent assets	0.2	19.6	(21.4)
Changes in noncurrent liabilities	(33.4)	(19.6)	(14.9)
Net cash flows from operating activities	449.6	423.2	298.1
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from:
Long-term debt	312.5	171.4	16.4
Issuance of common stock	-	124.9	-
Dividend reinvestment plan & other	5.8	0.9	5.2
Requirements for:
Dividends on common stock	(108.6)	(102.6)	(96.4)
Retirement of long-term debt	(3.5)	(104.9)	(23.9)
Other financing activities	-	(0.1)	(0.8)
Net change in short-term borrowings	(306.0)	(37.8)	92.2
Net cash flows from financing activities	(99.8)	51.8	(7.3)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from:
Unconsolidated affiliate distributions	4.6	0.2	12.7
Other collections	1.5	6.4	38.0
Requirements for:
Capital expenditures, excluding AFUDC equity	(432.0)	(391.0)	(334.5)
Unconsolidated affiliate investments	(0.2)	(0.6)	(17.5)
Other investments	(5.0)	(17.4)	(1.7)
Net cash flows from investing activities	(431.1)	(402.4)	(303.0)
Net change in cash & cash equivalents	(81.3)	72.6	(12.2)
Cash & cash equivalents at beginning of period	93.2	20.6	32.8
Cash & cash equivalents at end of period	$11.9	$93.2	$20.6

The accompanying notes are an integral part of these consolidated financial statements.

VECTREN CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
(In millions, except per share amounts)

				Accumulated
	Common Stock			Other
			Retained	Comprehensive
	Shares	Amount	Earnings	Income (Loss)	Total
Balance at January 1, 2007	76.1	$525.5	$643.6	$5.1	$1,174.2

Comprehensive income:
Net income			143.1		143.1
Pension/OPEB funded status adjustment - net of $0.5 million in tax				0.7	0.7
Cash flow hedge
unrealized gains(losses) - net of $0.3 million in tax				0.9	0.9
reclassifications to net income- net of $0.3 million in tax				(1.0)	(1.0)
Comprehensive income of unconsolidated
affiliates - net of $4.2 million in tax				6.8	6.8
Total comprehensive income					150.5
Uncertain tax position accounting change (see note 8)			(0.1)		(0.1)
Common stock:
Issuance: option exercises & dividend reinvestment plan	0.2	5.2			5.2
Dividends ($1.270 per share)			(96.4)		(96.4)
Other		2.0	(1.7)		0.3
Balance at December 31, 2007	76.3	532.7	688.5	12.5	1,233.7

Comprehensive income:
Net income			129.0		129.0
Pension/OPEB funded status adjustment - net of $1.7 million in tax				(2.4)	(2.4)
Cash flow hedges:
reclassifications to net income- net of $0.2 million in tax				(0.2)	(0.2)
Comprehensive income of unconsolidated
affiliates - net of $20.0 million in tax				(30.2)	(30.2)
Total comprehensive income					96.2
Pension/OPEB measurement date adjustment - net of $1.1 million in tax (see note 9)			(1.6)		(1.6)
Common stock:
Issuance: settlement of equity forward	4.6	124.9			124.9
Issuance: option exercises & dividend reinvestment plan	0.1	1.2			1.2
Dividends ($1.310 per share)			(102.6)		(102.6)
Other		0.3	(0.5)		(0.2)
Balance at December 31, 2008	81.0	659.1	712.8	(20.3)	1,351.6

Comprehensive income:
Net income			133.1		133.1
Pension/OPEB funded status adjustment - net of $0.4 million in tax				0.5	0.5
Comprehensive income of unconsolidated
affiliates - net of $8.9 million in tax				13.0	13.0
Total comprehensive income					146.6
Common stock:
Issuance: option exercises & dividend reinvestment plan	0.3	5.8			5.8
Dividends ($1.345 per share)			(108.6)		(108.6)
Other	(0.2)	1.9	(0.1)		1.8
Balance at December 31, 2009	81.1	$666.8	$737.2	$(6.8)	$1,397.2

The accompanying notes are an integral part of these consolidated financial statements.

VECTREN CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Nature of Operations

Vectren Corporation (the Company or Vectren), an Indiana corporation, is an energy holding company headquartered in Evansville, Indiana.  The Company’s wholly owned subsidiary, Vectren Utility Holdings, Inc. (Utility Holdings), serves as the intermediate holding company for three public utilities:  Indiana Gas Company, Inc. (Indiana Gas or Vectren North), Southern Indiana Gas and Electric Company (SIGECO or Vectren South), and the Ohio operations.  Utility Holdings also has other assets that provide information technology and other services to the three utilities.  Utility Holdings’ consolidated operations are collectively referred to as the Utility Group.  Both Vectren and Utility Holdings are holding companies as defined by the Energy Policy Act of 2005 (Energy Act).  Vectren was incorporated under the laws of Indiana on June 10, 1999.

Indiana Gas provides energy delivery services to over 567,000 natural gas customers located in central and southern Indiana.  SIGECO provides energy delivery services to over 141,000 electric customers and approximately 111,000 gas customers located near Evansville in southwestern Indiana.  SIGECO also owns and operates electric generation assets to serve its electric customers and optimizes those assets in the wholesale power market.  Indiana Gas and SIGECO generally do business as Vectren Energy Delivery of Indiana.  The Ohio operations provide energy delivery services to approximately 315,000 natural gas customers located near Dayton in west central Ohio.  The Ohio operations are owned as a tenancy in common by Vectren Energy Delivery of Ohio, Inc. (VEDO), a wholly owned subsidiary of Utility Holdings (53 percent ownership), and Indiana Gas (47 percent ownership).  The Ohio operations generally do business as Vectren Energy Delivery of Ohio.

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

2.	Summary of Significant Accounting Policies

In applying its accounting policies, the Company makes judgments, assumptions, and estimates that affect the amounts reported in these consolidated financial statements and related footnotes.  Examples of transactions for which estimation techniques are used include valuing pension and postretirement benefit obligations, unbilled revenue, uncollectible accounts, regulatory assets and liabilities, reclamation liabilities, and derivatives and other financial instruments.  Estimates also impact the depreciation of utility and nonutility plant and the testing goodwill and other assets for impairment.  Recorded estimates are revised when better information becomes available or when actual amounts can be determined.  Actual results could differ from current estimates.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, after elimination of significant intercompany transactions.

Subsequent Events Review
Management performs a review of subsequent events for any events occurring after the balance sheet date but prior to the date the financial statements are issued.

Cash & Cash Equivalents
All highly liquid investments with an original maturity of three months or less at the date of purchase are considered cash equivalents.  Cash and cash equivalents are stated at cost plus accrued interest to approximate fair value.

Allowance for Uncollectible Accounts
The Company maintains allowances for uncollectible accounts for estimated losses resulting from the inability of its customers to make required payments. The Company estimates the allowance for uncollectible accounts based on a variety of factors including the length of time receivables are past due, the financial health of its customers, unusual macroeconomic conditions, and historical experience.  If the financial condition of its customers deteriorates or other circumstances occur that result in an impairment of customers’ ability to make payments, the Company records additional allowances as needed.

Inventories
In most circumstances, the Company’s inventory components are recorded using an average cost method; however, natural gas in storage at the Company’s Indiana utilities and coal inventory at the Company’s nonutility coal mines are recorded using the Last In – First Out (LIFO) method.  Inventory related to the Company’s regulated operations is valued at historical cost consistent with ratemaking treatment.  Materials and supplies are recorded as inventory when purchased and subsequently charged to expense or capitalized to plant when installed.  Nonutility inventory is valued at the lower of cost or market.  Inventories consist of the following:

	At December 31,
(In millions)	2009	2008
Gas in storage – at average cost	$22.2	$40.4
Gas in storage – at LIFO cost	24.4	22.2
Total Gas in storage	46.6	62.6
Materials & supplies	42.6	33.4
Coal & Oil for electric generation - at average cost	66.8	28.4
Coal - at LIFO cost	8.5	3.3
Other	3.3	3.3
Total inventories	$167.8	$131.0

Based on the average cost of gas purchased and coal produced during December, the cost of replacing inventories carried at LIFO cost exceeded that carrying value at December 31, 2009, and 2008, by approximately $21 million and $36 million, respectively.

Property, Plant, & Equipment
Both the Company’s Utility Plant and Nonutility Plant is stated at historical cost, inclusive of financing costs and direct and indirect construction costs, less accumulated depreciation and when necessary, impairment charges.  The cost of renewals and betterments that extend the useful life are capitalized.  Maintenance and repairs, including the cost of removal of minor items of property and planned major maintenance projects, are charged to expense as incurred.

Impairment Reviews
Property, plant and equipment along with other long-lived assets are reviewed as facts and circumstances indicate that the carrying amount may be impaired.  This impairment review involves the comparison of an asset’s (or group of assets’) carrying value to the estimated future cash flows the asset (or asset group) is expected to generate over a remaining life.  If this evaluation were to conclude that the carrying value is impaired, an impairment charge would be recorded based on the difference between the carrying amount and its fair value (less costs to sell for assets to be disposed of by sale) as a charge to operations or discontinued operations.

Utility Plant & Related Depreciation
Both the IURC and PUCO allow the Company’s utilities to capitalize financing costs associated with Utility Plant based on a computed interest cost and a designated cost of equity funds.  These financing costs are commonly referred to as AFUDC and are capitalized for ratemaking purposes and for financial reporting purposes instead of amounts that would otherwise be capitalized when acquiring nonutility plant.  The Company reports both the debt and equity components of AFUDC in Other – net in the Consolidated Statements of Income.

When property that represents a retirement unit is replaced or removed, the remaining historical value of such property is charged to Utility plant, with an offsetting charge to Accumulated depreciation, resulting in no gain or loss.  Costs to dismantle and remove retired property are recovered through the depreciation rates as determined by the IURC and PUCO.

The Company’s portion of jointly owned Utility Plant, along with that plant’s related operating expenses, is presented in these financial statements in proportion to the ownership percentage.

Nonutility Plant & Related Depreciation
The depreciation of Nonutility Plant is charged against income over its estimated useful life, using the straight-line method of depreciation or units-of-production method of amortization for certain coal mining assets.  When nonutility property is retired, or otherwise disposed of, the asset and accumulated depreciation are removed, and the resulting gain or loss is reflected in income, typically impacting operating expenses.

Investments in Unconsolidated Affiliates
Investments in unconsolidated affiliates where the Company has significant influence are accounted for using the equity method of accounting.  The Company’s share of net income or loss from these investments is recorded in Equity in earnings of unconsolidated affiliates.  Dividends are recorded as a reduction of the carrying value of the investment when received.  Investments in unconsolidated affiliates where the Company does not have significant influence are accounted for using the cost method of accounting.  Dividends associated with cost method investments are recorded as Other – net when received.  Investments, when necessary, include adjustments for declines in value judged to be other than temporary.  Investments in unconsolidated affiliates consist of the following:

	At December 31,
(In millions)	2009	2008
ProLiance Holdings, LLC	$167.9	$153.1
Haddington Energy Partnerships	9.3	13.9
Other partnerships & corporations	9.0	12.1
Total investments in unconsolidated affiliates	$186.2	$179.1

Equity in earnings of unconsolidated affiliates consists of the following:

	Year Ended December 31,
(In millions)	2009	2008	2007
ProLiance Holdings , LLC	$3.6	$39.5	$41.0
Haddinton Energy Partners, LP	0.9	(0.2)	(0.2)
Pace Carbon Synfuels, LP	-	-	(20.0)
Other	(1.1)	(1.9)	2.1
Total equity in earnings of unconsolidated affiliates	$3.4	$37.4	$22.9

Goodwill
Goodwill recorded on the Consolidated Balance Sheets results from business acquisitions and is based on a fair value allocation of the businesses’ purchase price at the time of acquisition.  Goodwill is charged to expense only when it is impaired.  The Company tests its goodwill for impairment at a reporting unit level at least annually and that test is performed at the beginning of each year.  Impairment reviews consist of a comparison of the fair value of a reporting unit to its carrying amount.  If the fair value of a reporting unit is less than its carrying amount, an impairment loss is recognized in operations.  As of December 31, 2009 and 2008 goodwill by operating segment follows:
	At December 31,
(In millions)	2009	2008
Utility Group
Gas Utility Services	$205.0	$205.0
Nonutility Group	37.0	35.2
Consolidated goodwill	$242.0	$240.2

No goodwill impairments have been recorded during the periods presented.

Regulation
Retail public utility operations affecting Indiana customers are subject to regulation by the IURC, and retail public utility operations affecting Ohio customers are subject to regulation by the PUCO.  The Company’s accounting policies give recognition to the ratemaking and accounting practices authorized by these agencies.

Refundable or Recoverable Gas Costs & Cost of Fuel & Purchased Power
All metered gas rates contain a gas cost adjustment clause that allows the Company to charge for changes in the cost of purchased gas.  Metered electric rates contain a fuel adjustment clause that allows for adjustment in charges for electric energy to reflect changes in the cost of fuel.  The net energy cost of purchased power, subject to a variable benchmark based on NYMEX natural gas prices, is also recovered through regulatory proceedings.  The Company records any under-or-over-recovery resulting from gas and fuel adjustment clauses each month in revenues.  A corresponding asset or liability is recorded until the under or over-recovery is billed or refunded to utility customers.  The cost of gas sold is charged to operating expense as delivered to customers, and the cost of fuel and purchased power for electric generation is charged to operating expense when consumed.

Regulatory Assets & Liabilities
Regulatory assets represent probable future revenues associated with certain incurred costs, which will be recovered from customers through the ratemaking process.  Regulatory liabilities represent probable expenditures by the Company for removal costs or future reductions in revenues associated with amounts that are to be credited to customers through the ratemaking process.  The Company continually assesses the recoverability of costs recognized as regulatory assets and liabilities and the ability to recognize new regulatory assets and liabilities associated with its regulated utility operations.  Given the current regulatory environment in its jurisdictions, the Company believes such accounting is appropriate.

The Company collects an estimated cost of removal of its utility plant through depreciation rates established in regulatory proceedings.  The Company records amounts expensed in advance of payments as a Regulatory liability because the liability does not meet the threshold of an asset retirement obligation.

Postretirement Obligations & Costs
The Company recognizes the funded status of its pension plans and postretirement plans on its balance sheet date.  The funded status of a defined benefit plan is its assets (if any) less its projected benefit obligation (PBO), which reflects service accrued to date and includes the impact of projected salary increases (for pay –related benefits).  The funded status of a postretirement plan is its assets (in any) less its accumulated postretirement benefit obligation (APBO), which reflects accrued service to date.  To the extent this obligation exceeds amounts previously recognized in the statement of income, the Company records a Regulatory asset for that portion related to its cost-based and rate regulated utilities.  To the extent that excess liability does not relate to a cost-based rate-regulated utility, the offset is recorded as a reduction to equity in Accumulated other comprehensive income.

The annual cost of all post retirement plans is recognized in operating expenses or capitalized to plant following the direct labor of current employees.  Specific to pension plans, the Company uses the projected unit credit actuarial cost method to calculate service cost and the PBO.  This method projects the present value of benefits at retirement and allocates that cost over the projected years of service.  Annual service cost represents one year’s benefit accrual while the PBO represents benefits allocated to previously accrued service.  For other postretirement plans, service cost is calculated by dividing the present value of a participant’s projected postretirement benefits into equal parts based upon the number of years between a participant’s hire date and first eligible retirement date.  Annual service cost represents one year’s benefit accrual while the APBO represents benefit allocated to previously accrued service.  To calculate the expected return on pension plan assets, the Company uses the plan assets’ market-related value and an expected long-term rate of return.  For the majority of the Company’s pension plans, the fair market value of the assets at the measurement date is adjusted to a market-related value by recognizing the change in fair value experienced in a given year ratably over a five-year period.  Interest cost represents the annual accretion of the PBO and APBO at the discount rate.  Actuarial gains and losses outside of a corridor (equal to 10% of the greater of the benefit obligation and the market-related value of assets) are amortized over the expected future working lifetime of active participants (except for plans where almost all participants are inactive).  Prior service costs related to plan changes are amortized over the expected future working lifetime (or to full eligibility date for postretirement plan other than pensions) of the active participants at the time of the amendment.

Asset Retirement Obligations
A portion of removal costs related to interim retirements of gas utility pipeline and utility poles, certain asbestos-related issues, and reclamation activities meet the definition of an asset retirement obligation (ARO).  The Company records the fair value of a liability for a legal ARO in the period in which it is incurred.  When the liability is initially recorded, the Company capitalizes a cost by increasing the carrying amount of the related long-lived asset.  The liability is accreted, and the capitalized cost is depreciated over the useful life of the related asset.  Upon settlement of the liability, the Company settles the obligation for its recorded amount or incurs a gain or loss.  To the extent regulation is involved, regulatory assets and liabilities result when accretion and amortization is adjusted to match rates established by regulators and any gain or loss is subject to deferral.

ARO’s included in Other liabilities total $33.1 million and $27.5 million at December 31, 2009 and 2008, respectively.  ARO’s included in Accrued liabilities total $3.0 million and $7.2 million at December 31, 2009 and 2008, respectively.  During 2009, the Company recorded accretion of $1.5 million and decreases in estimates, net of cash payments of $0.1 million.  During 2008, the Company recorded accretion of $1.1 million and increases in estimates, net of cash payments of $5.2 million.

Product Warranties, Performance Guarantees, & Other Guarantees
Liabilities and expenses associated with product warranties and performance guarantees are recognized based on historical experience at the time the associated revenue is recognized.  Adjustments are made as changes become reasonably estimable.  The Company does not recognize the fair value of an obligation at inception for these guarantees because they are guarantees of the Company’s own performance and/or product installations.

While not significant at December 31, 2009 or 2008, the Company does recognize the fair value of an obligation at the inception of a guarantee in certain circumstances.  These circumstances would include executing certain indemnification agreements and guaranteeing operating lease residual values, the performance of a third party, or the indebtedness of a third party.

Energy Contracts & Derivatives
The Company occasionally executes derivative contracts in the normal course of operations while buying and selling commodities to be used in operations, optimizing its generation assets, and managing risk.  In most cases, a derivative is recognized on the balance sheet as an asset or liability measured at its fair market value and the change in the derivative's fair market value is recognized currently in earnings unless specific hedge criteria are met.

When an energy contract that is a derivative is designated and documented as a normal purchase or normal sale (NPNS), it is exempted from mark-to-market accounting.  Most energy contracts executed by the Company are subject to the NPNS exclusion or are not considered derivatives.  Such energy contracts include Real Time and Day Ahead purchase and sale contracts with the MISO, natural gas purchases from ProLiance and others, and wind farm and other electric generating capacity contracts.

When the Company engages in energy contracts and financial contracts that are derivatives and are not subject to the NPNS or other exclusions, such contracts are recorded at market value as current or noncurrent assets or liabilities depending on their value and on when the contracts are expected to be settled.  Contracts and any associated collateral with counter-parties subject to master netting arrangements are presented net in the Consolidated Balance Sheets.  The offset resulting from carrying the derivative at fair value on the balance sheet is charged to earnings unless it qualifies as a hedge or is subject to regulatory accounting treatment.  When hedge accounting is appropriate, the Company assesses and documents hedging relationships between the derivative contract and underlying risks as well as its risk management objectives and anticipated effectiveness.  When the hedging relationship is highly effective, derivatives are designated as hedges.  The market value of the effective portion of the hedge is marked to market in Accumulated other comprehensive income for cash flow hedges.  Ineffective portions of hedging arrangements are marked to market through earnings.  For fair value hedges, both the derivative and the underlying hedged item are marked to market through earnings.  The offset to contracts affected by regulatory accounting treatment are marked to market as a regulatory asset or liability.  Market value for derivative contracts is determined using quoted market prices from independent sources.  The Company rarely enters into contracts that have a significant impact to the financial statements where internal models are used to calculate fair value.  As of and for the periods presented, related derivative activity is not significant to these financial statements.

Revenues
Most revenues are recorded as products and services are delivered to customers.  Some nonutility revenues are recognized using the percentage of completion method with such percentage based on project cost.  To more closely match revenues and expenses, the Company records revenues for all gas and electricity delivered to customers but not billed at the end of the accounting period.

Share-Based Compensation

The Company grants share-based compensation to certain employees and board members.  Liability classified share-based compensation awards are re-measured at the end of each period based on their expected settlement date fair value.  Equity classified stock-based compensation awards are measured at the grant date, based on the fair value of the award.  Expense associated with share-based awards is recognized over the requisite service period, which generally begins on the date the award is granted through the earlier of the date the award vests or the date the employee becomes retirement eligible.

Excise & Utility Receipts Taxes
Excise taxes and a portion of utility receipts taxes are included in rates charged to customers.  Accordingly, the Company records these taxes received as a component of operating revenues, which totaled $36.3 million in 2009, $45.0 million in 2008, and $41.8 million in 2007.  Expense associated with excise and utility receipts taxes are recorded as a component of Taxes other than income taxes.

Operating Segments
The Company’s chief operating decision maker is comprised of a group of executive management led by the Chief Executive Officer.  The Company uses net income calculated in accordance with generally accepted accounting principles as its most relevant performance measure.  The Company has three operating segments within its Utility Group, one operating segment in its Nonutility Group, and a Corporate and Other segment.

Fair Value Measurements
Certain financial assets and liabilities as well as certain nonfinancial assets and liabilities, such as the initial measurement of an asset retirement obligation or the use of fair value in goodwill, intangible assets and long-lived assets impairment tests, are valued and/or disclosed at fair value.  The Company describes its fair value measurements using a hierarchy of inputs based primarily on the level of public data used.  Level 1 inputs include quoted market prices in active markets for identical assets or liabilities; Level 2 inputs include inputs other than Level 1 inputs that are directly or indirectly observable; and Level 3 inputs include unobservable inputs using estimates and assumptions developed using internal models, which reflect what a market participant would use to determine fair value.

3.	Utility & Nonutility Plant
The original cost of Utility Plant, together with depreciation rates expressed as a percentage of original cost, follows:

	At December 31,
(In millions)	2009		2008
	Original Cost	Depreciation Rates as a Percent of Original Cost	Original Cost	Depreciation Rates as a Percent of Original Cost
Gas utility plant	$2,299.1	3.5%	$2,157.6	3.5%
Electric utility plant	2,113.3	3.4%	1,884.3	3.3%
Common utility plant	48.7	2.9%	47.9	2.9%
Construction work in progress	140.3	-	245.5	-
Total original cost	$4,601.4		$4,335.3

SIGECO and Alcoa Generating Corporation (AGC), a subsidiary of ALCOA, own the 300 MW Unit 4 at the Warrick Power Plant as tenants in common.  SIGECO's share of the cost of this unit at December 31, 2009, is $178.1 million with accumulated depreciation totaling $53.4 million.  The construction work-in-progress balance associated with SIGECO’s ownership interest totaled $0.7 million at December 31, 2009.  AGC and SIGECO also share equally in the cost of operation and output of the unit.  SIGECO's share of operating costs is included in Other operating expenses in the Consolidated Statements of Income.

Nonutility plant, net of accumulated depreciation and amortization follows:

	At December 31,
(In millions)	2009	2008
Computer hardware & software	$119.9	$129.6
Land & buildings	115.1	93.9
Coal mine development costs & equipment	188.6	109.1
Vehicles & equipment	43.7	41.7
All other	15.3	15.9
Nonutility plant - net	$482.6	$390.2

Nonutility plant is presented net of accumulated depreciation and amortization totaling $334.3 million and $281.6 million as of December 31, 2009 and 2008, respectively.  For the years ended December 31, 2009, 2008, and 2007, the Company capitalized interest totaling $6.0 million, $3.7 million, and $2.3 million, respectively, on nonutility plant construction projects.

4.	Regulatory Assets & Liabilities

Regulatroy Assets
Regulatory assets consist of the following:

	At December 31,
(In millions)	2009	2008
Future amounts recoverable from ratepayers related to:
Benefit obligations	$83.9	$101.0
Deferred Income taxes	14.7	11.4
Asset retirement obligations & other	4.2	8.5
	102.8	120.9
Amounts deferred for future recovery related to:
Cost recovery riders & other	1.0	1.7
	1.0	1.7
Amounts currently recovered in customer rates related to:
Demand side management programs	15.3	21.5
Unamortized debt issue costs & hedging proceeds	38.1	38.4
Indiana authorized trackers	15.6	13.8
Ohio authorized trackers	8.2	11.6
Premiums paid to reacquire debt & other	6.9	8.8
	84.1	94.1
Total regulatory assets	$187.9	$216.7

Of the $84.1 million currently being recovered in customer rates, $15.3 million is earning a return.  The weighted average recovery period of regulatory assets currently being recovered is 11 years.  The Company has rate orders for all deferred costs not yet in rates and therefore believes that future recovery is probable.

Regulatory Liabilities
At December 31, 2009 and 2008, the Company has approximately $322.1 million and $315.1 million, respectively, in Regulatory liabilities.  Of these amounts, $294.4 million and $292.4 million relate to cost of removal obligations.  The remaining amounts primarily relate to timing differences associated with asset retirement obligations and deferred financing costs.

5.	Investment in ProLiance Holdings, LLC

ProLiance Holdings, LLC (ProLiance), a nonutility energy marketing affiliate of Vectren and Citizens Energy Group (Citizens), provides services to a broad range of municipalities, utilities, industrial operations, schools, and healthcare institutions located throughout the Midwest and Southeast United States.  ProLiance’s customers include Vectren’s Indiana utilities and nonutility gas supply operations as well as Citizens’ utilities.  ProLiance’s primary businesses include gas marketing, gas portfolio optimization, and other portfolio and energy management services.  Consistent with its ownership percentage, Vectren is allocated 61 percent of ProLiance’s profits and losses; however, governance and voting rights remain at 50 percent for each member; and therefore, the Company accounts for its investment in ProLiance using the equity method of accounting.  The Company, including its retail gas supply operations, contracted for approximately 75 percent of its natural gas purchases through ProLiance in 2009, 2008, and 2007.

Summarized Financial Information

	Year Ended December 31,
(in millions)	2009	2008	2007
Summarized Statement of Income information:
Revenues	$1,654.9	$2,883.6	$2,267.1
Operating income	35.2	63.7	61.5
Charge related to Investment in Liberty Gas Storage	(32.7)	-	-
ProLiance's earnings	4.5	64.7	67.2

	As of December 31,
(In millions)	2009	2008
Summarized balance sheet information:
Current assets	$477.6	$661.5
Noncurrent assets	61.7	104.2
Current liabilities	264.5	514.0
Noncurrent liabilities	4.0	3.6
Members' equity	282.4	295.8
Accumulated other comprehensive income (loss)	(11.6)	(47.7)

Vectren records its 61 percent share of ProLiance’s earnings after income taxes and an interest expense allocation.

Regulatory Matter Resolved
ProLiance self reported to the FERC in October 2007 possible non-compliance with the FERC’s capacity release policies.  ProLiance has taken corrective actions to assure that current and future transactions are compliant.  During the second quarter of 2009, ProLiance resolved the matter with FERC.  The amount of the penalty was not material to the Company’s consolidated operating results, financial position or cash flows.

Investment in Liberty Gas Storage
Liberty Gas Storage, LLC (Liberty), a joint venture between a subsidiary of ProLiance and a subsidiary of Sempra Energy (SE), is a development project for salt-cavern natural gas storage facilities.  ProLiance is the minority member with a 25 percent interest, which it accounts for using the equity method.  The project was expected to include 17 Bcf of capacity in its north facility (previously referred to as the Sulfur site, located near Sulfur, Louisiana), and an additional 17 Bcf of capacity in its south facility (previously referred to as the Hackberry site, near Hackberry, Louisiana). As more fully described below, it is now expected that only the south facility will be completed by the joint venture. This facility is expected to provide at least 17 Bcf of capacity. The Liberty pipeline system is currently connected with several interstate pipelines, including the Cameron Interstate Pipeline operated by Sempra Pipelines & Storage, and will connect area LNG regasification terminals to an interstate natural gas transmission system and storage facilities.  ProLiance’s investment in Liberty is $37.3 million at December 31, 2009, after reflecting the charge discussed below.

In late 2008, SE advised ProLiance that the completion of the phase of Liberty’s development at the north site had been delayed by subsurface and well-completion problems.  Based on testing performed in the second quarter of 2009, SE determined that attempts at corrective measures had been unsuccessful in development of certain caverns.  At June 30, 2009, Liberty recorded a charge of approximately $132 million to write off the north caverns and certain related assets.  As an equity investor in Liberty, ProLiance recorded its share of the charge, totaling $33 million at June 30, 2009.  The Company’s share is $11.9 million after tax, or $0.15 per share. In the Consolidated Statement of Income for the year ended December 31, 2009, the charge is an approximate $19.9 million reduction to Equity in earnings of unconsolidated affiliates and an income tax benefit reflected in Income taxes of approximately $8.0 million. The charge is not material to the Company’s financial condition.  ProLiance does not expect it to impact its future liquidity or access to capital, nor is it expected that this situation will impact ProLiance’s ability to meet the needs of its customers.

Transactions with ProLiance
Purchases from ProLiance for resale and for injections into storage for the years ended December 31, 2009, 2008, and 2007, totaled $533.4 million, $940.1 million, and $792.4 million, respectively.  Amounts owed to ProLiance at December 31, 2009, and 2008, for those purchases were $54.1 million and $75.1 million, respectively, and are included in Accounts payable to affiliated companies in the Consolidated Balance Sheets.  Vectren received regulatory approval on April 25, 2006, from the IURC for ProLiance to provide natural gas supply services to the Company’s Indiana utilities through March 2011.  Amounts charged by ProLiance for gas supply services are established by supply agreements with each utility.

Undistributed Earnings
As of December 31, 2009, undistributed earnings of unconsolidated affiliates approximated $154 million and are primarily comprised of the undistributed earnings of ProLiance.

6.	Nonutility Real Estate & Other Legacy Holdings

Within the Nonutility business segment, there are legacy investments involved in energy-related infrastructure and services, real estate, leveraged leases, and other ventures.  As of December 31, 2009 and 2008, total remaining legacy investments included in the Other Businesses portfolio total $64.5 million and $71.8 million, respectively.  Further separation of that 2009 investment by type of investment follows:

	December 31, 2009
		Value Included In
(in millions)	Carrying Value	Other Nonutility Investments	Investments in Unconsolidated Affiliates
Commercial real estate investments	$21.0	$21.0	$-
Leveraged leases	17.5	17.5	-
Haddington energy partnerships	9.7	0.4	9.3
Affordable housing projects	7.8	0.1	7.7
Other investments	8.5	7.2	1.3
	$64.5	$46.2	$18.3

Commercial Real Estate Charge
The recent recession impacted the value of commercial real estate investments within this portfolio, and the prospect for recovery of that value has diminished.  During 2008, the Company assessed its commercial real estate investments for impairment and identified the need to reduce their carrying values.  The impairment charge totaled $10.0 million.  Of the $10.0 million charge, $5.2 million is included in Other-net and $4.8 million is included in Other operating expenses.  The impairment impacted the carrying values of primarily notes receivable collateralized by commercial real estate and an office building of which the Company took possession when a leveraged lease expired in 2008 and that is currently for sale.

Notes Receivable
At both December 31, 2009 and 2008, notes receivable, inclusive of accrued interest and net of reserves, totaled $16.7 million.  Of the $46.2 million in Other nonutility investments identified above, notes receivable comprise approximately $10 million of the Commercial real estate investments and $6 million of the Other investments.  A reserve for potential uncollectible notes as of December 31, 2009 and 2008 totaled $9.2 million and $6.3 million, respectively.  As of December 31, 2009, the Company is recognizing interest on the cash basis for substantially the entire note portfolio.  Such interest income has been insignificant during the past three years.  Second mortgages serve as collateral for notes associated with the commercial real estate investments.

Leveraged Leases
The Company is a lessor in leveraged lease agreements under which real estate or equipment is leased to third parties.  The total equipment and facilities cost was approximately $45.2 million at December 31, 2009.  The cost of the equipment and facilities was partially financed by non-recourse debt provided by lenders who have been granted an assignment of rentals due under the leases and a security interest in the leased property, which they accepted as their sole remedy in the event of default by the lessee.  Such debt amounted to approximately $49.2 million at December 31, 2009.  At December 31, 2009, the Company’s $17.5 million leveraged lease investment when netted against related deferred tax liabilities was $2.8 million.

Haddington Energy Partnerships
The Company has an approximate 40 percent ownership interest in Haddington Energy Partners, LP (Haddington I) and Haddington Energy Partners II, LP (Haddington II).  The Company has no further commitments to invest in either Haddington I or II.  As of December 31, 2009, these Haddington ventures have interests in two remaining mid-stream energy related investments.  Both Haddington ventures are investment companies accounted for using the equity method of accounting.

The following is summarized financial information as to the assets, liabilities, and results of operations of Haddington.  For the year ended December 31, 2009, revenues, operating loss, and net income were (in millions) zero, $(0.4), and $7.9, respectively.  For the year ended December 31, 2008, revenues, operating loss, and net loss were (in millions) zero, $(0.4), and $(0.3), respectively.  For the year ended December 31, 2007, revenues, operating loss, and net loss were (in millions) zero, $(0.4), and $(0.3), respectively.  As of December 31, 2009, investments, other assets, and liabilities were (in millions) $26.4, zero, and zero, respectively.  As of December 31, 2008, investments, other assets, and liabilities were (in millions) $32.0, $0.5, and $0.1, respectively.

Variable Interest Entities
Some of these legacy nonutility investments are partnership-like structures involved in activities surrounding multifamily housing and office properties and are variable interest entities.  The Company is either a limited partner or a subordinated lender and does not consolidate any of these entities.  The Company’s exposure to loss is limited to its investment which as of December 31, 2009, and 2008, totaled $7.7 million and $9.5 million, respectively, recorded in Investments in unconsolidated affiliates, and $10.1 million for each year recorded in Other nonutility investments.

7.	Intangible Assets

Intangible assets, which are included in Other assets, consist of the following:

(In millions)	At December 31,
	2009		2008
	Amortizing	Non-amortizing	Amortizing	Non-amortizing
Customer-related assets	$8.0	$-	$8.9	$-
Market-related assets	-	7.0	0.1	7.0
Intangible assets, net	$8.0	$7.0	$9.0	$7.0

As of December 31, 2009, the weighted average remaining life for amortizing customer-related assets and all amortizing intangibles is 23 years.  These amortizing intangible assets have no significant residual values.  Intangible assets are presented net of accumulated amortization totaling $2.8 million for customer-related assets and $0.2 million for market-related assets at December 31, 2009 and $2.6 million for customer-related assets and $0.2 million for market-related assets at December 31, 2008.  In 2009, 2008, and 2007, amortization associated with intangible assets was $0.6 million, $0.6 million and $0.7 million, respectively.  Amortization should approximate that incurred in 2009 in each of the next five years.  Intangible assets are primarily in the Nonutility Group.

The Company also has emission allowances relating to its wholesale power marketing operations totaling $1.3 million and $1.6 million at December 31, 2009 and 2008, respectively.  The value of the emission allowances are recognized as they are consumed or sold.

8.	Income Taxes
Deferred income taxes are provided for temporary differences between the tax basis (adjusted for related unrecognized tax benefits, if any) of an asset or liability and its reported amount in the financial statements.  Deferred tax assets and liabilities are computed based on the currently-enacted statutory income tax rates that are expected to be applicable when the temporary differences are scheduled to reverse.  The Company’s rate-regulated utilities recognize regulatory liabilities for deferred taxes provided in excess of the current statutory tax rate and regulatory assets for deferred taxes provided at rates less than the current statutory tax rate.  Such tax-related regulatory assets and liabilities are reported at the revenue requirement level and amortized to income as the related temporary differences reverse, generally over the lives of the related properties.  A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that the deferred tax assets will be realized.

Tax benefits associated with income tax positions taken, or expected to be taken, in a tax return are recorded only when the more-likely-than-not recognition threshold is satisfied and measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement.  The Company reports interest and penalties associated with unrecognized tax benefits within Income taxes in the Consolidated Statements of Income and reports tax liabilities related to unrecognized tax benefits as part of Deferred credits & other liabilities.

Investment tax credits (ITCs) are deferred and amortized to income over the approximate lives of the related property in accordance with the regulatory treatment.  Production tax credits (PTCs) are recognized as energy is generated and sold based on a per kilowatt hour rate prescribed in applicable federal and state statutes.

Significant components of the net deferred tax liability follow:

	At December 31,
(In millions)	2009	2008
Noncurrent deferred tax liabilities (assets):
Depreciation & cost recovery timing differences	$483.3	$372.6
Leveraged leases	14.7	15.1
Regulatory assets recoverable through future rates	25.6	27.8
Other comprehensive income	(5.7)	(15.0)
Alternative minimum tax carryforward	(21.6)	-
Employee benefit obligations	(24.0)	(36.2)
Net operating loss & other carryforwards	(0.5)	(2.1)
Regulatory liabilities to be settled through future rates	(11.7)	(15.7)
Other – net	(1.4)	6.9
Net noncurrent deferred tax liability	458.7	353.4
Current deferred tax (assets)/liabilities:
Deferred fuel costs-net	1.2	2.6
Demand side management programs	5.2	8.8
Alternative minimum tax carryforward	(15.8)	(11.2)
Other – net	(12.3)	(8.4)
Net current deferred tax asset	(21.7)	(8.2)
Net deferred tax liability	$437.0	$345.2

At December 31, 2009 and 2008, investment tax credits totaling $5.8 million and $6.9 million, respectively, are included in Deferred credits & other liabilities.  At December 31, 2009, the Company has alternative minimum tax carryforwards which do not expire.  In addition, the Company has $0.2 million in net operating loss carryforwards that relate to the acquisition of Miller, which will expire in 5 to 20 years. A reconciliation of the federal statutory rate to the effective income tax rate follows:

	Year Ended December 31,
	2009	2008	2007
Statutory rate:	35.0%	35.0%	35.0%
State & local taxes-net of federal benefit	2.3	3.9	4.3
Amortization of investment tax credit	(0.5)	(0.6)	(0.8)
Depletion	(2.0)	(0.4)	(0.7)
Other tax credits	(0.2)	(0.9)	(0.2)
Synfuel tax credits	-	-	(3.0)
Adjustment of income tax accruals	(2.1)	-	0.2
All other-net	-	0.1	(0.1)
Effective tax rate	32.5%	37.1%	34.7%

The components of income tax expense and utilization of investment tax credits follow:

	Year Ended December 31,
(In millions)	2009	2008	2007
Current:
Federal	$(21.4)	$(14.8)	$35.9
State	0.6	11.3	13.1
Total current taxes	(20.8)	(3.5)	49.0
Deferred:
Federal	78.7	78.2	24.6
State	7.3	2.7	4.1
Total deferred taxes	86.0	80.9	28.7
Amortization of investment tax credits	(1.1)	(1.3)	(1.7)
Total income tax expense	$64.1	$76.1	$76.0

Uncertain Tax Positions

Following is a roll forward of the total amount of unrecognized tax benefits for the three years ended December 31, 2009 and 2008:

(in millions)	2009	2008	2007
Unrecognized tax benefits at January 1	$2.2	$6.2	$11.6
Gross increases - tax positions in prior periods	1.1	1.7	0.3
Gross decreases - tax positions in prior periods	(1.8)	(6.0)	(7.4)
Gross increases - current period tax positions	9.0	0.3	1.9
Gross decreases - current period tax positions	-	-	(0.2)
Settlements	(0.1)	-	-
Lapse of statute of limitations	1.1	-	-
Unrecognized tax benefits at December 31	$11.5	$2.2	$6.2

Of the change in unrecognized tax benefits during 2009, 2008, and 2007, almost none impacted the effective rate.  The amount of unrecognized tax benefits, which if recognized, that would impact the effective tax rate was $0.5 million at both December 31, 2009 and 2008 and $0.1 million at December 31, 2007.

As of December 31, 2009, the unrecognized tax benefit relates to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority.

The Company recognized expense related to interest and penalties totaling approximately $0.2 million in 2009 and less than $0.1 million in 2008.  During the year ended December 31, 2007, the Company recognized expense related to interest and penalties of approximately $0.5 million.  The Company had approximately $0.6 million and $0.8 million for the payment of interest and penalties accrued as of December 31, 2009 and 2008, respectively.

The net liability on the Consolidated Balance Sheet for unrecognized tax benefits inclusive of interest, penalties and net of secondary impacts which are a component of the Deferred income taxes and are benefits, totaled $7.9 million and $0.8 million, respectively, at December 31, 2009 and 2008.

From time to time, the Company may consider changes to filed positions that could impact its unrecognized tax benefits.  However, it is not expected that such changes would have a significant impact on earnings and would only affect the timing of payments to taxing authorities.

As the result of adopting changes to the accounting guidance for uncertain tax positions on January 1, 2007, the Company recognized an approximate $0.3 million increase in the liability for unrecognized tax benefits, of which $0.1 million was accounted for as a reduction to the January 1, 2007 balance of Retained earnings and $0.2 million was recorded as an increase to Goodwill.

The Company and/or certain of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states.  The Internal Revenue Service (IRS) has conducted examinations of the Company’s U.S. federal income tax returns for tax years through December 31, 2005.  The State of Indiana, the Company’s primary state tax jurisdiction, has conducted examinations of state income tax returns for tax years through December 31, 2007.  The statutes of limitations for assessment of federal and Indiana income tax have expired with respect to tax years through 2002.

9.	Retirement Plans & Other Postretirement Benefits

At December 31, 2009, the Company maintains three qualified defined benefit pension plans, a nonqualified supplemental executive retirement plan (SERP), and three other postretirement benefit plans.  The defined benefit pension and other postretirement benefit plans, which cover eligible full-time regular employees, are primarily noncontributory.  The postretirement health care and life insurance plans are a combination of self-insured and fully insured plans.  The Company has a Voluntary Employee Beneficiary Association (VEBA) Trust Agreement for the partial funding of postretirement health benefits for retirees and their eligible dependents and beneficiaries in one of the three plans.  Annual VEBA funding is discretionary.  The qualified pension plans and the SERP are aggregated under the heading “Pension Benefits.”  Other postretirement benefit plans are aggregated under the heading “Other Benefits.”

Measurement Date Change
Prior to 2008, the Company measured obligations as of September 30.  The Company changed its measurement date due to a required change in the accounting rules.  The effects of moving the measurement date were calculated using a measurement of plan assets and benefit obligations as of September 30, 2007 and a 15-month projection of periodic cost to December 31, 2008.  The Company recorded three months of that cost totaling $2.7 million, or $1.6 million after tax, directly to Retained earnings on January 1, 2008.  Related adjustments to Accumulated other comprehensive income and Regulatory assets were not material.

Net Periodic Benefit Costs
A summary of the components of net periodic benefit cost for the three years ended December 31, 2009 follows:

	Pension Benefits			Other Benefits
(In millions)	2009	2008	2007	2009	2008	2007
Service cost	$6.3	$6.1	$5.6	$0.5	$0.5	$0.5
Interest cost	15.8	15.1	14.9	4.4	4.2	4.0
Expected return on plan assets	(16.4)	(16.6)	(14.3)	(0.3)	(0.5)	(0.5)
Amortization of prior service cost (benefit)	1.7	1.7	1.7	(0.8)	(0.8)	(0.8)
Amortization of actuarial loss (gain)	2.2	0.1	1.5	0.4	-	(0.1)
Amortization of transitional obligation	-	-	-	1.1	1.1	1.1
Net periodic benefit cost	$9.6	$6.4	$9.4	$5.3	$4.5	$4.2

A portion of benefit costs are capitalized as Utility plant.  Costs capitalized in 2009, 2008, and 2007 are estimated at $4.5 million, $3.0 million, and $3.9 million, respectively.

The Company has used a long-term expected rate of return of 8.25 percent to calculate 2009 periodic benefit cost.  For fiscal year 2010, the expected long-term rate of return will be 8 percent.

The Company maintained a consistent discount rate of 6.25 percent to measure periodic cost due to minimal changes in December 31, 2009 and 2008 benchmark interest rates that approximate the expected duration of the Company’s benefit obligations.  For fiscal year 2010, the discount rate will be 6 percent.

The weighted averages of significant assumptions used to determine net periodic benefit costs follow:

	Pension Benefits			Other Benefits
	2009	2008	2007	2009	2008	2007
Discount rate	6.25%	6.25%	5.85%	6.25%	6.25%	5.85%
Rate of compensation increase	3.75%	3.75%	3.75%	N/A	N/A	N/A
Expected return on plan assets	8.25%	8.25%	8.25%	8.25%	8.25%	8.25%
Expected increase in Consumer Price Index	N/A	N/A	N/A	3.50%	3.50%	3.50%

Health care cost trend rate assumptions do not have a material effect on the service and interest cost components of benefit costs.  The Company’s benefit plans limit its exposure to increases in health care costs to annual changes in the Consumer Price Index (CPI).  Any increase in health care costs in excess of the CPI increase is the responsibility of the plan participants.

Benefit Obligations
A reconciliation of the Company’s benefit obligations at December 31, 2009 and 2008 follows:

	Pension Benefits		Other Benefits
(In millions)	2009	2008	2009	2008
Benefit obligation, beginning of period	$260.6	$249.6	$72.3	$70.2
Service cost – benefits earned during the period	6.3	7.7	0.5	0.7
Interest cost on projected benefit obligation	15.8	18.8	4.4	5.2
Plan participants' contributions	-	-	2.8	2.8
Plan amendments	0.1	0.4	-	-
Actuarial loss (gain)	2.0	0.3	7.2	2.5
Medicare subsidy receipts	-	-	0.8	0.7
Benefits paid	(13.3)	(16.2)	(8.4)	(9.8)
Benefit obligation, end of period	$271.5	$260.6	$79.6	$72.3

The accumulated benefit obligation for all defined benefit pension plans was $257.0 million and $245.2 million at December 31, 2009 and 2008, respectively.  Due to moving the measurement date from September 30 to December 31, the 2008 roll forward of the projected benefit obligation includes 15 months of activity.

The benefit obligation as of December 31, 2009 and 2008 was calculated using the following assumptions:

	Pension Benefits		Other Benefits
	2009	2008	2009	2008
Discount rate	6.00%	6.25%	6.00%	6.25%
Rate of compensation increase	3.50%	3.75%	N/A	N/A
Expected increase in Consumer Price Index	N/A	N/A	3.00%	3.50%

To calculate the 2009 ending postretirement benefit obligation, medical claims costs in 2010 were assumed to be 9 percent higher than those incurred in 2009.  That trend was assumed to reach its ultimate trending increase of 5 percent by 2014 and remain level thereafter.  A one-percentage point change in assumed health care cost trend rates would have changed the benefit obligation by approximately $2.5 million.

Plan Assets
A reconciliation of the Company’s plan assets at December 31, 2009 and 2008 follows:

	Pension Benefits		Other Benefits
(In millions)	2009	2008	2009	2008
Plan assets at fair value, beginning of period	$150.9	$211.8	$4.3	$6.8
Actual return on plan assets	38.6	(58.0)	0.9	(1.4)
Employer contributions	34.9	13.3	4.4	5.9
Plan participants' contributions	-	-	2.8	2.8
Benefits paid	(13.3)	(16.2)	(8.4)	(9.8)
Fair value of plan assets, end of period	$211.1	$150.9	$4.0	$4.3

Due to moving the measurement date from September 30 to December 31, the 2008 roll forward of plan assets includes 15 months of activity.

The Company’s overall investment strategy for its retirement plan trusts is maintain investments in a diversified portfolio, comprised of primarily equity and fixed income investments, which are further diversified among various asset classes.  The diversification is designed to minimize the risk of large losses while maximizing total return within reasonable and prudent levels of risk.  The investment objectives specify a targeted investment allocation for the pension plans of 60 percent equities, 35 percent debt, and 5 percent for other investments, including real estate.  The both the equity and debt securities have a blend of domestic and international exposures.  For other benefit plans the targeted allocation is 75 percent equities and 25 percent debt.  Objectives do not target a specific return by asset class.  The portfolios’ return is monitored in total.  Following is a description of the valuation methodologies used for trust assets measured at fair value at December 31, 2009.

Mutual Funds
The fair values of mutual funds are derived from quoted market prices or net asset values as these instruments have active markets (Level 1 inputs).

Other Trust Funds
The Company’s plans have investments in trust funds similar to mutual funds in that they are created by pooling of funds from investors into a common trust and such funds are managed by a third party investment manager. These trust funds typically give investors a wider range of investment options through this pooling of funds than that generally available to investors on an individual basis. However, unlike mutual funds, these trusts are not publicly traded in an active market. The fair values of these trusts consist of a daily calculated unit value containing observable (Level 2) market inputs. These funds are primarily comprised of investments in equity and fixed income securities which represent approximately 46 percent and 48 percent, respectively, of their fair value as of December 31, 2009. Equity securities within these funds are primarily valued using quoted market prices as these instruments have active markets. From time to time, less liquid equity securities are valued using Level 2 inputs, such as bid prices or a closing price, as determined in good faith by the investment manager. Fixed income securities are valued at the last available bid prices quoted by an independent pricing service. When valuations are not readily available, fixed income securities are valued using primarily other Level 2 inputs as determined in good faith by the investment manager.

Guaranteed Annuity Contract
One of the Company’s pension plans is party to a group annuity contract with John Hancock Life Insurance Company.  At December 31, 2009, the estimate of undiscounted funds necessary to satisfy John Hancock’s remaining obligation was $2.9 million.  If funds retained by John Hancock are not sufficient to satisfy retirement payments due these retirees, the shortfall must be funded by the Company. The composite investment return, net of manger fees and other charges for the year ended December 31, 2009 was 5.98 percent.  The Company values this illiquid investment using long-term interest rate and mortality assumptions, among others, and is therefore considered a Level 3 investment.

The fair values of the Company’s pension and other retirement plan assets at December 31, 2009 by asset category and by fair value hierarchy are as follows:

(In millions)	Level 1	Level 2	Level 3	Total

Common stocks	$46.7	48.3	$-	$95.0
Fixed income securities	31.1	50.4	-	81.5
International, real estate, & other	28.2	6.8	-	35.0
Guaranteed annuity contract	-	-	3.6	3.6
Total Plan Investments	$106.0	$105.5	$3.6	$215.1

A roll forward of the fair value of guaranteed annuity contract calculated using Level 3 valuation assumptions follows:

(In millions)	2009
Fair value, beginning of year	$3.5
Unrealized gains related to investments still held at reporting date	0.2
Purchases, sales and settlements, net	(0.1)
Fair value, end of year	$3.6

Funded Status
The funded status of the plans as of December 31, 2009 and 2008 follows:

	Pension Benefits		Other Benefits
(In millions)	2009	2008	2009	2008
Qualified Plans
Benefit obligation, end of period	$(256.8)	$(246.0)	$(79.6)	$(72.3)
Fair value of plan assets, end of period	211.1	150.9	4.0	4.3
Funded Status of Qualified Plans, end of period	(45.7)	(95.1)	(75.6)	(68.0)
Benefit obligation of SERP Plan, end of period	(14.7)	(14.6)	-	-
Total funded status, end of period	$(60.4)	$(109.7)	$(75.6)	$(68.0)
Accrued liabilities	$6.0	$0.7	$4.5	$4.3
Other liabilities	$54.4	$109.0	$71.1	$63.7

Prior Service Cost, Actuarial Gains and Losses, and Transition Obligation Effects

Following is a roll forward of prior service cost, actuarial gains and losses, and transition obligations.

(In millions)	Pensions		Other Benefits
	Prior Service Cost	Net Gain or Loss	Prior Service Cost	Net Gain or Loss	Transition Obligation
Balance January 1, 2007	$12.9	$35.3	$(5.5)	$(2.2)	$8.7
Amounts arising during the period	-	(21.9)	-	1.2	-
Reclassification to benefit costs	(1.7)	(1.5)	0.8	(0.1)	(1.1)
Balance December 31, 2007	11.2	11.9	(4.7)	(1.1)	7.6
Amounts arising during the period	0.4	79.1	-	4.6	-
Reclassification to benefit costs	(2.1)	(0.1)	1.0	-	(1.4)
Balance December 31, 2008	$9.5	$90.9	$(3.7)	$3.5	$6.2
Amounts arising during the period	0.1	(20.2)	0.1	6.6	(0.1)
Reclassification to benefit costs	(1.7)	(2.2)	0.8	(0.4)	(1.1)
Balance December 31, 2009	$7.9	$68.5	$(2.8)	$9.7	$5.0

Due to moving the measurement date from September 30 to December 31, the 2008 roll forwards of prior service cost, actuarial gains and losses, and transition obligations include 15 months of activity.

Following is a reconciliation of the amounts in Accumulated other comprehensive income (AOCI) and Regulatory assets related to retirement plan obligations at December 31, 2009 and 2008:

(In millions)	2009		2008		2007
	Pensions	Other Benefits	Pensions	Other Benefits	Pensions	Other Benefits
Prior service cost	$7.9	$(2.8)	$9.5	$(3.7)	$11.2	$(4.7)
Unamortized actuarial gain/(loss)	68.5	9.7	90.9	3.5	11.9	(1.1)
Transition obligation	-	5.0	-	6.2	-	7.6
	76.4	11.9	100.4	6.0	23.1	1.8
Less: Regulatory asset deferral	(72.6)	(11.3)	(95.4)	(5.7)	(21.9)	(1.7)
AOCI before taxes	$3.8	$0.6	$5.0	$0.3	$1.2	$0.1

Related to pension plans, $1.6 million of prior service cost and $2.0 million of actuarial gain/loss is expected to be amortized to cost in 2010.  Related to other benefits, $1.1 million of the transition obligation and $0.5 million of actuarial gain/loss is expected to be amortized to periodic cost in 2010, and $0.8 million of prior service cost is expected to reduce cost in 2010.

Expected Cash Flows
In 2010, the Company expects to make contributions of approximately $12 million to its pension plan trusts.  In addition, the Company expects to make payments totaling approximately $6 million directly to SERP participants and approximately $5 million directly to those participating in other postretirement plans.

Estimated retiree pension benefit payments, including the SERP, projected to be required during the years following 2009 (in millions) are approximately $14 in 2010, $15 in 2011 $16 in 2012, $16 in 2013, $17 in 2014 and $105 in years 2015-2019.  Expected benefit payments projected to be required for postretirement benefits during the years following 2009 (in millions) are approximately $7 in 2010, $7 in 2011, $8 in 2012, $8 in 2013, and $9 in 2014 and $53 in years 2015-2019.

Defined Contribution Plan
The Company also has defined contribution retirement savings plans that are qualified under sections 401(a) and 401(k) of the Internal Revenue Code and include an option to invest in Vectren common stock, among other alternatives.  During 2009, 2008 and 2007, the Company made contributions to these plans of $4.6 million, $4.1 million, and $4.0 million, respectively.

Deferred Compensation Plans
The Company has nonqualified deferred compensation plans, which permit eligible executives and non-employee directors to defer portions of their compensation and vested restricted stock.  A record keeping account is established for each participant, and the participant chooses from a variety of measurement funds for the deemed investment of their accounts.  The measurement funds are similar to the funds in the Company's defined contribution plan and include an investment in phantom stock units of the Company.  The account balance fluctuates with the investment returns on those funds.  At December 31, 2009 and 2008, the liability associated with these plans totaled $22.8 million and $21.1 million, respectively.  Other than $6.6 million which is classified in Accrued liabilities at December 31, 2009, the liability is included in Deferred credits & other liabilities.  The impact of these plans on Other operating expenses was expense of $0.8 million in 2009, income of $2.6 million in 2008 and expense of $2.2 million in 2007.

The Company has certain investments currently funded primarily through corporate-owned life insurance policies.  These investments, which are consolidated, are available to pay deferred compensation benefits.  These investments are also subject to the claims of the Company's creditors.  The cash surrender value of these policies included in Other corporate & utility investments on the Consolidated Balance Sheets were $24.7 million and $19.8 million at December 31, 2009 and 2008, respectively.  Earnings from those investments, which are recorded in Other-net, were earnings $4.1 million in 2009, a loss of $2.8 million in 2008, and earnings of $0.6 million in 2007.

10.	Borrowing Arrangements

Short-Term Borrowings
At December 31, 2009, the Company had $775 million of short-term borrowing capacity, including $520 million for the Utility Group operations and $255 million for the wholly owned Nonutility Group and corporate operations, of which approximately $462 million was available for the Utility Group operations as reduced for approximately $41.7 million in outstanding letters of credit.  Approximately $48 million was available for wholly owned Nonutility Group and corporate operations, as reduced for approximately $9.7 million in outstanding letters of credit.  Interest rates and outstanding balances associated with short-term borrowing arrangements follows:

	Year Ended December 31,
(In millions)	2009	2008	2007
Weighted average commercial paper and bank loans
outstanding during the year	$180.4	$388.0	$391.3
Weighted average interest rates during the year
Bank loans	0.79%	3.22%	5.61%
Commercial paper	1.29%	3.76%	5.54%

	At December 31,
(In millions)	2009	2008
Bank loans	$197.1	$428.0
Commercial paper	16.4	91.5
Total short-term borrowings	$213.5	$519.5

Vectren Capital Short-Term Debt Issuance
On September 11, 2008, Vectren Capital entered into a 364-day $120 million credit agreement that was syndicated with 7 banks.  The agreement provided for revolving loans and letters of credit up to $120 million and was in addition to Vectren Capital’s $255 million which expires in November 2010.  This agreement expired in 2009, was no longer needed, and was not renewed.

Long-Term Debt
Long-term senior unsecured obligations and first mortgage bonds outstanding by subsidiary follow:
	At December 31,
(In millions)	2009	2008
Utility Holdings
Fixed Rate Senior Unsecured Notes
2011, 6.625%	$250.0	$250.0
2013, 5.25%	100.0	100.0
2015, 5.45%	75.0	75.0
2018, 5.75%	100.0	100.0
2020, 6.28%	100.0	-
2035, 6.10%	75.0	75.0
2036, 5.95%	97.8	99.1
2039, 6.25%	122.5	124.3
Total Utility Holdings	920.3	823.4
SIGECO
First Mortgage Bonds
2015, 1985 Pollution Control Series A, current adjustable rate 0.27%, tax exempt,
2009 weighted average: 0.37%	9.8	9.8
2016, 1986 Series, 8.875%	13.0	13.0
2020, 1998 Pollution Control Series B, 4.50%, tax exempt	4.6	4.6
2023, 1993 Environmental Improvement Series B, 5.15%, tax exempt	22.6	22.6
2024, 2000 Environmental Improvement Series A, 4.65%, tax exempt	22.5	22.5
2025, 1998 Pollution Control Series A, current adjustable rate 0.27%, tax exempt,
2009 weighted average: 0.44%	31.5	31.5
2029, 1999 Senior Notes, 6.72%	80.0	80.0
2030, 1998 Pollution Control Series B, 5.00%, tax exempt	22.0	22.0
2030, 1998 Pollution Control Series C, 5.35%, tax exempt	22.2	22.2
2040, 2009 Environmental Improvement Series, 5.40%, tax exempt	22.3	-
2041, 2007 Pollution Control Series, 5.45%, tax exempt	17.0	17.0
Total SIGECO	267.5	245.2
Indiana Gas
Fixed Rate Senior Unsecured Notes
2013, Series E, 6.69%	5.0	5.0
2015, Series E, 7.15%	5.0	5.0
2015, Series E, 6.69%	5.0	5.0
2015, Series E, 6.69%	10.0	10.0
2025, Series E, 6.53%	10.0	10.0
2027, Series E, 6.42%	5.0	5.0
2027, Series E, 6.68%	1.0	1.0
2027, Series F, 6.34%	20.0	20.0
2028, Series F, 6.36%	10.0	10.0
2028, Series F, 6.55%	20.0	20.0
2029, Series G, 7.08%	30.0	30.0
Total Indiana Gas	121.0	121.0

	At December 31,
(In millions)	2009	2008
Vectren Capital Corp.
Fixed Rate Senior Unsecured Notes
2010, 4.99%	25.0	25.0
2010, 7.98%	22.5	22.5
2012, 5.13%	25.0	25.0
2012, 7.43%	35.0	35.0
2014, 6.37%	30.0	-
2015, 5.31%	75.0	75.0
2016, 6.92%	60.0	-
2019, 7.30%	60.0	-
Total Vectren Capital Corp.	332.5	182.5
Other Long-Term Notes Payable	1.2	0.7
Total long-term debt outstanding	1,642.5	1,372.8
Current maturities of long-term debt	(48.0)	(0.4)
Debt subject to tender	(51.3)	(80.0)
Unamortized debt premium & discount - net	(2.7)	(3.2)
Treasury debt	-	(41.3)
Total long-term debt-net	$1,540.5	$1,247.9

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

SIGECO 2009 Debt Issuance
On August 19, 2009 SIGECO also completed a $22.3 million tax-exempt first mortgage bond issuance at an interest rate of 5.4 percent that is fixed through maturity.  The bonds mature in 2040.  The proceeds from the sale of the bonds, net of issuance costs, totaled approximately $21.3 million.

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

Long-Term Debt Put and Call Provisions
Certain long-term debt issues contain put and call provisions that can be exercised on various dates before maturity.  Other than certain instruments that can be put to the Company upon the death of the holder (death puts), these put or call provisions are not triggered by specific events, but are based upon dates stated in the note agreements.  During 2009 and 2008, the Company repaid approximately $3.0 million and $1.6 million, respectively, related to death puts.  In 2007, no debt was put to the Company.  Debt which may be put to the Company for reasons other than a death during the years following 2009 (in millions) is $10.0 in 2010, $30.0 in 2011, zero in 2012 and thereafter.  Debt that may be put to the Company within one year or debt that is supported by lines of credit that expire within one year are classified as Long-term debt subject to tender in current liabilities.

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

On March 26, 2009, SIGECO remarketed the remaining $41.3 million of long-term debt held in treasury at December 31, 2008, receiving proceeds, net of issuance costs of approximately $40.6 million.  The remarketed notes have a variable rate interest rate which is reset weekly and are supported by a standby letter of credit backed by Utility Holdings’ $515 million short-term credit facility.  The notes are collateralized by SIGECO’s utility plant, and $9.8 million are due in 2015 and $31.5 million are due in 2025.  The initial interest rate paid to investors was 0.55 percent.  The equivalent rate of the debt at inception, inclusive of interest, weekly remarketing fees, and letter of credit fees, approximated 1 percent.  Because these notes are supported by Utility Holdings’ short term credit facility and that facility expires within one year, such debt is classified as Long-term debt subject to tender in current liabilities.

Future Long-Term Debt Sinking Fund Requirements and Maturities
The annual sinking fund requirement of SIGECO's first mortgage bonds is 1 percent of the greatest amount of bonds outstanding under the Mortgage Indenture.  This requirement may be satisfied by certification to the Trustee of unfunded property additions in the prescribed amount as provided in the Mortgage Indenture.  SIGECO intends to meet the 2010 sinking fund requirement by this means and, accordingly, the sinking fund requirement for 2010 is excluded from Current liabilities in the Consolidated Balance Sheets.  At December 31, 2009, $1.2 billion of SIGECO's utility plant remained unfunded under SIGECO's Mortgage Indenture.  SIGECO’s gross utility plant balance subject to the Mortgage Indenture approximated $2.5 billion at December 31, 2009.

Consolidated maturities of long-term debt during the five years following 2009 (in millions) are $48.0 in 2010, $250.0 in 2011, $60.0 in 2012, $105.0 in 2013, and $30.0 in 2014.

Debt Guarantees
Vectren Corporation guarantees Vectren Capital’s long-term and short-term debt, which totaled $332 million and $197 million, respectively, at December 31, 2009.  Utility Holdings’ currently outstanding long-term and short-term debt is jointly and severally guaranteed by Indiana Gas, SIGECO, and VEDO.  Utility Holdings’ long-term and short-term debt outstanding at December 31, 2009, totaled $920 million and $16 million, respectively.

Covenants
Both long-term and short-term borrowing arrangements contain customary default provisions; restrictions on liens, sale-leaseback transactions, mergers or consolidations, and sales of assets; and restrictions on leverage and interest coverage, among other restrictions.  As an example, the Vectren Capital’s short-term debt agreement expiring in 2010 contains a covenant that the ratio of consolidated total debt to consolidated total capitalization will not exceed 65 percent.  As of December 31, 2009, the Company was in compliance with all financial covenants.

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

Authorized, Reserved Common and Preferred Shares
At December 31, 2009 and 2008, the Company was authorized to issue 480.0 million shares of common stock and 20.0 million shares of preferred stock.  Of the authorized common shares, approximately 6.2 million shares at December 31, 2009 and 5.6 million shares at December 31, 2008, were reserved by the board of directors for issuance through the Company’s share-based compensation plans, benefit plans, and dividend reinvestment plan.  At December 31, 2009, and 2008, there were 392.7 million and 393.4 million, respectively, of authorized shares of common stock and all authorized shares of preferred stock, available for a variety of general corporate purposes, including future public offerings to raise additional capital and for facilitating acquisitions.

12.	Accumulated Other Comprehensive Income
A summary of the components of and changes in Accumulated other comprehensive income for the past three years follows:

	2007			2008		2009
	Beginning	Changes	End	Changes	End	Changes	End
	of Year	During	of Year	During	of Year	During	of Year
(In millions)	Balance	Year	Balance	Year	Balance	Year	Balance

Unconsolidated affiliates	$10.2	$11.0	$21.2	$(50.2)	$(29.0)	$21.9	$(7.1)
Pension & other benefit costs	(2.5)	1.2	(1.3)	(4.0)	(5.3)	0.9	(4.4)
Cash flow hedges	0.7	(0.1)	0.6	(0.5)	0.1	-	0.1
Deferred income taxes	(3.3)	(4.7)	(8.0)	21.9	13.9	(9.3)	4.6
Accumulated other comprehensive income (loss)	$5.1	$7.4	$12.5	$(32.8)	$(20.3)	$13.5	$(6.8)

Accumulated other comprehensive income arising from unconsolidated affiliates is primarily the Company’s portion of ProLiance Holdings, LLC’s accumulated comprehensive income related to use of cash flow hedges.  (See Note 5 for more information on ProLiance.)

13.	Earnings Per Share

The FASB recently clarified that unvested share-based payment awards that contain rights to nonforfeitable dividends are participating securities subject to the two class method.  As a result of that clarification, the Company began using the two class method to calculate EPS on January 1, 2009.  The Company has recalculated all prior periods using the two class method to conform to the current year presentation with immaterial impacts.  The two class method is an earnings allocation formula that treats a participating security as having rights to earnings that otherwise would have been available to common shareholders.  Under the two-class method, earnings for a period are allocated between common shareholders and participating security holders based on their respective rights to receive dividends as if all undistributed book earnings for the period were distributed.  Basic earnings per share is computed by dividing net income attributable to only the common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share includes the impact of stock options and other equity based instruments to the extent the effect is dilutive. The following table illustrates the basic and dilutive earnings per share calculations for the three years ended December 31, 2009:

	Year Ended December 31,
(In millions, except per share data)	2009	2008	2007
Numerator:
Numerator for basic EPS	$132.9	$128.8	$142.8
Add back earnings attributable to participating securities	0.2	0.2	0.4
Reported net income (Numerator for Diluted EPS)	$133.1	$129.0	$143.2

Denominator:
Weighted average common shares outstanding (Basic EPS)	$80.7	$78.3	$75.9
Equity forward contract	-	0.1	0.1
Conversion of share based compensation arrangements	0.3	0.3	0.4
Adjusted weighted average shares outstanding and
assumed conversions outstanding (Diluted EPS)	$81.0	$78.7	$76.4

Basic earnings per share	$1.65	$1.65	$1.89
Diluted earnings per share	$1.64	$1.63	$1.87

For the year ended December 31, 2009, options to purchase 837,100 of additional shares of the Company’s common stock were outstanding, but were not included in the computation of diluted EPS because their effect would be antidilutive.  The exercise prices for these options ranged from $23.19 to $27.15 for the year ended December 31, 2009.  For the years ended December 31, 2008 and 2007, all options were dilutive.

14.	Share-Based Compensation

The Company has various share-based compensation programs to encourage executives, key non-officer employees, and non-employee directors to remain with the Company and to more closely align their interests with those of the Company’s shareholders.  Under these programs, the Company issues stock options, non-vested shares (herein referred to as restricted stock), and restricted stock units.  All share-based compensation programs are shareholder approved.  In addition, the Company maintains a deferred compensation plan for executives and non-employee directors where participants have the option to invest earned compensation and vested restricted stock and restricted units in phantom Company stock units.  Certain option and share awards provide for accelerated vesting if there is a change in control or upon the participant’s retirement.

Following is a reconciliation of the total cost associated with share-based awards recognized in the Company’s financial statements to its after tax effect on net income:

	Year ended December 31,
(in millions)	2009	2008	2007
Total cost of share-based compensation	$4.6	$3.7	$2.5
Less capitalized cost	1.6	0.9	0.5
Total in other operating expense	3.0	2.8	2.0
Less income tax benefit in earnings	1.2	1.1	0.8
After tax effect of share-based compensation	$1.8	$1.7	$1.2

Restricted Stock & Restricted Stock Unit Related Matters
The Company periodically grants restricted stock and/or restricted stock units to executives and other key non-officer employees.  The vesting of those grants is contingent upon meeting a total return and/or return on equity performance objectives.  In addition non-employee directors receive a portion of their fees in restricted stock.  Grants to executives and key non-officer employees generally vest at the end of a four-year period, with performance measured at the end of the third year.  Based on that performance, awards could double or could be entirely forfeited.  However, some awards are also time-vested awards that vest ratably over a four year period.  Awards to non-employee directors are not performance based and generally vest over one year.  Because executives and non-employee directors have the choice of settling awards in shares, cash, or deferring their receipt into a deferred compensation plan (where the value is eventually withdrawn in cash), these awards are accounted for as liability awards at their settlement date fair value.  Certain share awards to key non-officer employees must be settled in shares and are therefore accounted for in equity at their grant date fair value.

A summary of the status of the Company’s restricted stock and restricted unit awards separated between those accounted for as liabilities and equity as of December 31, 2009, and changes during the year ended December 31, 2009, follows:

	Equity Awards
		Wtd. Avg.
		Grant Date	Liability Awards
	Shares	Fair value	Shares/Units	Fair value
Restricted at January 1, 2009	36,235	$28.24	524,393
Granted	12,370	$24.76	269,429
Vested	(6,761)	$26.65	(129,937)
Forfeited	(2,931)	$27.73	(57,532)
Restricted at December 31, 2009	38,913	$27.55	606,353	$24.68

As of December 31, 2009, there was $6.5 million of total unrecognized compensation cost related to restricted stock awards.  That cost is expected to be recognized over a weighted-average period of 2.7 years.  The total fair value of shares vested for liability awards during the years ended December 31, 2009, 2008, and 2007, was $2.8 million, $0.4 million, and $1.9 million, respectively.  The total fair value of equity awards vesting during the year ended December 31, 2009 and 2007 was $0.1 million and $0.1 million, respectively.  No equity awards vested in 2008.

On February 10, 2010, the Company issued 270,810 restricted units to executives and other key non-officer employees.  These awards were primarily in the form of restricted units, and contained primarily performance based provisions.  Some awards, however, contain only time based vesting provisions.  Most awards can only be settled in cash.  Dividends on performance based awards are converted into equivalent restricted units based on the closing price of Vectren’s stock on the payment date, and therefore are subject to forfeiture.  In addition, on February 10, 2010, participants forfeited 24,333 shares related to awards measured during the three year performance period ending December 31, 2009.

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

A summary of the status of the Company’s stock option awards as of December 31, 2009, and changes during the year ended December 31, 2009, follows:

		Weighted average		Aggregate
			Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
		Price	Term (years)	(In millions)

Outstanding at January 1, 2009	1,335,214	$23.95
Exercised	(5,652)	$20.26
Outstanding at December 31, 2009	1,329,562	$23.97	3.0	$1.5

Exercisable at December 31, 2009	1,329,562	$23.97	3.0	$1.5

The total intrinsic value of options exercised during the year ended December 31, 2008 and 2007 was $0.5 million, and $3.6 million, respectively.  As of December 31, 2009, all compensation cost has been recognized.  The actual tax benefit realized for tax deductions from option exercises was approximately $0.1 million in 2008 and $1.2 million in 2007.

The Company periodically issues new shares and also from time to time repurchases shares to satisfy share option exercises.  During the year ended December 31, 2008 and 2007, the Company received cash upon exercise of stock options totaling approximately $1.9 million and $11.4 million, respectively.  During those periods, the Company repurchased shares totaling approximately $2.2 million in 2008 and $6.9 million in 2007.  During the year ended December 31, 2009, stock option activity was insignificant.

Deferred Compensation Plan Matters
The Company has nonqualified deferred compensation plans that include an option to invest in Company phantom stock.  The amount recorded in earnings related to the investment activities in Vectren phantom stock associated with these plans during the years ended December 31, 2009, 2008, and 2007, was a benefit of $1.5 million, a cost of $0.6 million and a cost of $0.4 million, respectively.

15.	Commitments & Contingencies

Commitments
Future minimum lease payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year during the five years following 2009 and thereafter (in millions) are $4.5 in 2010, $2.6 in 2011, $1.4 in 2012, $0.8 in 2013, $0.7 in 2014, and $0.3 thereafter.  Total lease expense (in millions) was $8.0 in 2009, $8.8 in 2008, and $8.7 in 2007.

Firm nonutility purchase commitments for commodities by consolidated companies total (in millions) $4.9 in 2010, $3.8 in 2011, $8.2 in 2012, $8.4 in 2013, and $8.6 in 2014.

The Company’s regulated utilities have both firm and non-firm commitments to purchase natural gas, electricity, and coal as well as certain transportation and storage rights.  Costs arising from these commitments, while significant, are pass-through costs, generally collected dollar-for-dollar from retail customers through regulator-approved cost recovery mechanisms.

Corporate Guarantees
The Company issues corporate guarantees to certain vendors and customers of its wholly owned subsidiaries and unconsolidated affiliates.  These guarantees do not represent incremental consolidated obligations; rather, they represent parental guarantees of subsidiary and unconsolidated affiliate obligations in order to allow those subsidiaries and affiliates the flexibility to conduct business without posting other forms of collateral.  At December 31, 2009, corporate issued guarantees support a portion of ESG’s performance contracting commitments and warranty obligations described below.  In addition, the Company has approximately $60 million of other guarantees outstanding supporting other consolidated subsidiary operations, of which $46 million support non-regulated retail gas supply operations.  Guarantees issued and outstanding on behalf of unconsolidated affiliates approximated $3 million at December 31, 2009.  These guarantees relate primarily to arrangements between ProLiance and various natural gas pipeline operators.  The Company has not been called upon to satisfy any obligations pursuant to these parental guarantees and has accrued no significant liabilities related to these guarantees.

Performance Guarantees & Product Warranties
In the normal course of business, ESG and other wholly owned subsidiaries issue performance bonds or other forms of assurance that commit them to timely install infrastructure, operate facilities, pay vendors or subcontractors, and/or support warranty obligations.  Based on a history of meeting performance obligations and installed products operating effectively, no significant liability or cost has been recognized for the periods presented.

Specific to ESG, in its role as a general contractor in the performance contracting industry, at December 31, 2009, there are 54 open surety bonds supporting future performance.  The average face amount of these obligations is $3.6 million, and the largest obligation has a face amount of $30.4 million. These surety bonds are guaranteed by Vectren Corporation.  The maximum exposure of these obligations is less than these amounts for several factors, including the level of work already completed.  At December 31, 2009, over 50 percent of work was completed on projects with open surety bonds.  A significant portion of these commitments will be fulfilled within one year.  In instances where ESG operates facilities, project guarantees extend over a longer period.

In addition to its performance obligations, ESG also warrants the functionality of certain installed infrastructure generally for one year and the associated energy savings over a specified number of years.  In certain instances, these warranty obligations are also backed by Vectren Corporation.

Legal & Regulatory Proceedings
The Company is party to various legal proceedings, audits, and reviews by taxing authorities and other government agencies arising in the normal course of business.  In the opinion of management, there are no legal proceedings or other regulatory reviews or audits pending against the Company that are likely to have a material adverse effect on its financial position, results of operations or cash flows.

16.	Environmental Matters

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

Climate Change
The U.S. House of Representatives has passed a comprehensive energy bill that includes a carbon cap and trade program in which there is a progressive cap on greenhouse gas emissions and an auctioning and subsequent trading of allowances among those that emit greenhouse gases, a federal renewable portfolio standard, and utility energy efficiency targets.  Current proposed legislation also requires local natural gas distribution companies to hold allowances for the benefit of their customers.  As of the date of this filing, the Senate has not passed a bill, and the House bill is not law.  The U.S. Senate is currently debating a cap and trade proposal that is similar in structure to the House bill.

In the absence of federal legislation, several regional initiatives throughout the United States are in the process of establishing regional cap and trade programs.  While no climate change legislation is pending in Indiana, the state is an observer to the Midwestern Regional Greenhouse Gas Reduction Accord, and in its completed 2009 session, the state’s legislature debated, but did not pass, a renewable energy portfolio standard.

In advance of a federal or state renewable portfolio standard, SIGECO received regulatory approval to purchase a 3 MW landfill gas generation facility from a related entity.  The facility was purchased in 2009 and is directly interconnected to the Company’s distribution system.  In 2009, the Company also executed a long term purchase power commitment for 50 MW of wind energy.  These transactions supplement a 30 MW wind energy purchase power agreement executed in 2008.

In April of 2007, the US Supreme Court determined that greenhouse gases meet the definition of "air pollutant" under the Clean Air Act and ordered the USEPA to determine whether greenhouse gas emissions from motor vehicles cause or contribute to air pollution that may reasonably be anticipated to endanger public health or welfare. In April of 2009, the USEPA published its proposed endangerment finding for public comment.  The proposed endangerment finding concludes that carbon emissions from mobile sources pose an endangerment to public health and the environment.  The endangerment finding was finalized in December of 2009, and is the first step toward USEPA regulating carbon emissions through the existing Clean Air Act in the absence of specific carbon legislation from Congress.  Therefore, any new regulations would likely also impact major stationary sources of greenhouse gases.  The USEPA has recently finalized a mandatory greenhouse gas emissions registry which will require reporting of emissions beginning in 2011 (for the emission year 2010).  The USEPA has also recently proposed a revision to the PSD (Prevention of Significant Deterioration) and Title V permitting rules which would require facilities that emit 25,000 tons or more of greenhouse gases a year to obtain a PSD permit for new construction or a significant modification of an existing facility.  If these proposed rules were adopted, they would apply to SIGECO’s generating facilities.

Impact of Legislative Actions & Other Initiatives is Unknown
If legislation requiring reductions in CO2 and other greenhouse gases or legislation mandating a renewable energy portfolio standard is adopted, such regulation could substantially affect both the costs and operating characteristics of the Company’s fossil fuel generating plants, nonutility coal mining operations, and natural gas distribution businesses.  Further, any legislation would likely impact the Company’s generation resource planning decisions.  At this time and in the absence of final legislation, compliance costs and other effects associated with reductions in greenhouse gas emissions or obtaining renewable energy sources remain uncertain.  The Company has gathered preliminary estimates of the costs to comply with a cap and trade approach to controlling greenhouse gas emissions.  A preliminary investigation demonstrated costs to comply would be significant, first with regard operating expenses for the purchase of allowances, and later for capital expenditures as technology becomes available to control greenhouse gas emissions.  However, these compliance cost estimates are based on highly uncertain assumptions, including allowance prices and energy efficiency targets.  Costs to purchase allowances that cap greenhouse gas emissions should be considered a cost of providing electricity, and as such, the Company believes recovery should be timely reflected in rates charged to customers.  Approximately 20 percent of electric volumes sold in 2008 were delivered to municipal and other wholesale customers.  As such, reductions in these volumes in 2009 coupled with the flexibility to further modify the level of these transactions in future periods may help with compliance if emission targets are based on pre-2008 levels.

Ash Ponds & Coal Ash Disposal Regulations
The USEPA is considering additional regulatory measures affecting the management and disposal of coal combustion products, such as ash generated by the Company’s coal-fired power plants.  Additional laws and regulations under consideration more stringently regulate these byproducts, including the potential for coal ash to be considered a hazardous waste in certain circumstances.  The USEPA has indicated that it intends to propose a rule during 2010.  At this time, the Company is unable to predict the outcome any such revised regulations might have on operating results, financial position, or liquidity.

Jacobsville Superfund Site
On July 22, 2004, the USEPA listed the Jacobsville Neighborhood Soil Contamination site in Evansville, Indiana, on the National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA).  The USEPA has identified four sources of historic lead contamination.  These four sources shut down manufacturing operations years ago.  When drawing up the boundaries for the listing, the USEPA included a 250 acre block of properties surrounding the Jacobsville neighborhood, including Vectren's Wagner Operations Center.  Vectren's property has not been named as a source of the lead contamination.  Vectren's own soil testing, completed during the construction of the Operations Center, did not indicate that the Vectren property contains lead contaminated soils above industrial cleanup levels.  At this time, it is anticipated that the USEPA may request only additional soil testing at some future date.

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

Indiana Gas accrued the estimated costs for further investigation, remediation, groundwater monitoring, and related costs for the sites.  While the total costs that may be incurred in connection with addressing these sites cannot be determined at this time, Indiana Gas has recorded cumulative costs that it reasonably expects to incur totaling approximately $23.2 million.  The estimated accrued costs are limited to Indiana Gas’ share of the remediation efforts.  Indiana Gas has arrangements in place for 19 of the 26 sites with other potentially responsible parties (PRP), which limit Indiana Gas’ costs at these 19 sites to between 20 percent and 50 percent.

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

SIGECO has recorded cumulative costs that it reasonably expects to incur related to these environmental matters totaling approximately $11.1 million.  However, given the uncertainty surrounding the allocation of PRP responsibility associated with the May 2007 lawsuit and other matters, the total costs that may be incurred in connection with addressing all of these sites cannot be determined at this time.  With respect to insurance coverage, SIGECO has settled with certain of its known insurance carriers under insurance policies in effect when these sites were in operation in an aggregate amount of $8.1 million; negotiations are ongoing with others.  SIGECO has undertaken significant remediation efforts at two MGP sites.

Environmental remediation costs related to Indiana Gas’ and SIGECO’s manufactured gas plants and other sites have had a minor impact on results of operations or financial condition since cumulative costs recorded to date approximate PRP and insurance settlement recoveries.  Such cumulative costs are estimated by management using assumptions based on actual costs incurred, the timing of expected future payments, and inflation factors, among others.  While the Company’s utilities have recorded all costs which they presently expect to incur in connection with activities at these sites, it is possible that future events may require some level of additional remedial activities which are not presently foreseen and those costs may not be subject to PRP or insurance recovery.  As of December 31, 2009 and December 31, 2008, approximately $6.5 million of accrued, but not yet spent, remediation costs are included in Other Liabilities related to both the Indiana Gas and SIGECO sites.

17.	Rate & Regulatory Matters

Vectren South Electric Base Rate Filings
On December 11, 2009, the Company filed a request with the IURC to adjust its electric base rates in its South service territory.  The requested increase in base rates addresses capital investments, a modified electric rate design that facilitates a partnership between the Company and customers to pursue energy efficiency and conservation, and new energy efficiency programs to complement those currently offered for natural gas customers.  In total the request approximated $54 million.  The request addresses the roughly $325 million spent in infrastructure construction since its last base rate increase in August 2007 that was needed to continue to provide reliable service.  Most of the remainder of the request is to account for the now lower overall sales levels resulting from the recession.  A portion of the request reflects a slight increase in annual operating and maintenance costs since the last rate case, nearly four years ago.  The rate design proposed in the filing would break the link between customers’ consumption and the utility’s rate of return, thereby aligning the utility’s and customers’ interests in using less energy.  The request assumes an overall rate of return of 7.62 percent on rate base of approximately $1,294 million and an allowed return on equity (ROE) of 10.7 percent.  Based upon timelines prescribed by the IURC at the start of these proceedings, a decision is expected to be issued at the end of 2010.

VEDO Gas Base Rate Order Received
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

The order also adjusted the rate design used to collect the agreed-upon revenue from VEDO's customers.  The order allows for the phased movement toward a straight fixed variable rate design which places substantially all of the fixed cost recovery in the customer service charge.  A straight fixed variable design mitigates most weather risk as well as the effects of declining usage, similar to the Company’s lost margin recovery mechanism, which expired when this new rate design went into effect on February 22, 2009.  In 2008, annual results include approximately $4.3 million of revenue from a lost margin recovery mechanism that did not continue once this base rate increase went into effect.  After year one, nearly 90 percent of the combined residential and commercial base rate margins were recovered through the customer service charge.  The OCC has filed a request for rehearing on the rate design finding by the PUCO.  The rehearing request mirrors similar requests filed by the OCC in each case where the PUCO has approved similar rate designs.  The Ohio Supreme Court has yet to act on the OCC’s request in this instance, but in two similar cases, the Court denied such requests.

With this rate order the Company has in place for its Ohio gas territory rates that allow for the phased implementation of a straight fixed variable rate design that mitigates both weather risk and lost margin; tracking of uncollectible accounts and percent of income payment plan (PIPP) expenses; base rate recovery of pipeline integrity management expense; timely recovery of costs associated with the accelerated replacement of bare steel and cast iron pipes, as well as certain service risers; and expanded conservation programs now totaling up to $5 million in annual expenditures.  The straight fixed variable rate design will be fully phased in by February 2010.

VEDO Continues the Process to Exit the Merchant Function
On August 20, 2008, the PUCO approved an auction selecting qualified wholesale suppliers to provide the gas commodity to the Company for resale to its customers at auction-determined standard pricing.  This standard pricing is comprised of the monthly NYMEX settlement price plus a fixed adder.  This auction, which is effective from October 1, 2008 through March 31, 2010, is the initial step in exiting the merchant function in the Company’s Ohio service territory.  The approach eliminated the need for monthly gas cost recovery (GCR) filings and prospective PUCO GCR audits.  On October 1, 2008, VEDO’s entire natural gas inventory was transferred, receiving proceeds of approximately $107 million.

The second phase of the exit process begins on April 1, 2010, during which the Company will no longer sell natural gas directly to these customers.  Rather, state-certified Competitive Retail Natural Gas Suppliers, that are successful bidders in a second regulatory-approved auction, will sell the gas commodity to specific customers for 12 months at auction-determined standard pricing.  That auction was conducted on January 12, 2010, and the auction results were approved by the PUCO on January 13.  The plan approved by the PUCO requires that the Company conduct at least two auctions during this phase.  As such, the Company will conduct another auction in advance of the second 12-month term, which will commence on April 1, 2011.  Consistent with current practice, customers will continue to receive one bill for the delivery of natural gas service.

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

With this order, the Company has in place for its North gas territory weather normalization, a conservation and lost margin recovery tariff, tracking of gas cost expense related to a uncollectible accounts expense level based on historical experience and unaccounted for gas through the existing gas cost adjustment mechanism, and tracking of pipeline integrity management expense.

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

With this order, the Company now has in place for its South gas territory weather normalization, a conservation and lost margin recovery tariff, tracking of gas cost expense related to a uncollectible accounts expense level based on historical experience and unaccounted for gas through the existing gas cost adjustment mechanism, and tracking of pipeline integrity management expense.

Vectren South (SIGECO) Electric Base Rate Order Received
In August 2007, the Company received an order from the IURC which approved the settlement reached in Vectren South’s electric rate case.  The order provided for an approximate $60.8 million electric rate increase to cover the Company’s cost of system growth, maintenance, safety and reliability.  The order provided for, among other things: recovery of ongoing costs and deferred costs associated with the MISO; operations and maintenance (O&M) expense increases related to managing the aging workforce, including the development of expanded apprenticeship programs and the creation of defined training programs to ensure proper knowledge transfer, safety and system stability; increased O&M expense necessary to maintain and improve system reliability; benefit to customers from the sale of wholesale power by Vectren sharing equally with customers any profit earned above or below $10.5 million of wholesale power margin; recovery of and return on the investment in past demand side management programs to help encourage conservation during peak load periods; timely recovery of the Company’s investment in certain new electric transmission projects that benefit the MISO infrastructure; an overall rate of return of 7.32 percent on rate base of approximately $1,044 million and an allowed ROE of 10.4 percent.

MISO
Since 2002 and with the IURC’s approval, the Company has been a member of the MISO, a FERC approved regional transmission organization.  The MISO serves the electrical transmission needs of much of the Midwest and maintains operational control over the Company’s electric transmission facilities as well as that of other Midwest utilities.  Since April 1, 2005, the Company has been an active participant in the MISO energy markets, bidding its owned generation into the Day Ahead and Real Time markets and procuring power for its retail customers at Locational Marginal Pricing (LMP) as determined by the MISO market.

MISO-related purchase and sale transactions are recorded using settlement information provided by MISO. These purchase and sale transactions are accounted for on a net hourly position. Net purchases in a single hour are recorded in Cost of fuel & purchased power and net sales in a single hour are recorded in Electric utility revenues. On occasion, prior period transactions are resettled outside the routine process due to a change in MISO’s tariff or a material interpretation thereof.  Expenses associated with resettlements are recorded once the resettlement is probable and the resettlement amount can be estimated. Revenues associated with resettlements are recognized when the amount is determinable and collectability is reasonably assured.

Since the Company became an active MISO member, its generation optimization strategies primarily involve the sale of excess generation into the MISO day ahead and real-time markets.  The Company also has municipal customers served through the MISO and for which the Company transmits power to the MISO for delivery to those customers.  Net revenues from wholesale activities, inclusive of revenues associated with these municipal contracts, totaled $20.8 million in 2009, $57.6 million in 2008, and $35.0 million in 2007 and are recorded in Electric utility revenues.  The base rate case effective August 17, 2007, requires that wholesale margin (net revenues less the cost of fuel and purchased power) inclusive of this MISO wholesale activity earned above or below $10.5 million be shared equally with retail customers as measured on a fiscal year ending in August.

Recently, MISO market prices have fallen and the Company has more frequently been a net purchaser.  In addition, the Company also receives power through the MISO associated with its wind and other power purchase agreements.  Including these power purchase agreements, the Company purchased energy from the MISO totaling $34.2 million in 2009, $16.6 million in 2008, and $18.2 million in 2007.  To the extent these power purchases are used for retail load, they are included in FAC filings.

The Company also receives transmission revenue that results from other members’ use of the Company’s transmission system.  These revenues are also included in Electric utility revenues.  Generally, these transmission revenues along with costs charged by the MISO are considered components of base rates and any variance from that included in base rates is recovered from / refunded to retail customers through tracking mechanisms.

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

The need to expend capital for improvements to the regional transmission system, both to SIGECO’s facilities as well as to those facilities of adjacent utilities, over the next several years is expected to be significant.  Beginning in June 2008, the Company began timely recovering its investment in certain new electric transmission projects that benefit the MISO infrastructure at a FERC approved rate of return.  Such revenues recorded in Electric utility revenues associated with projects meeting the criteria of MISO’s transmission expansion plans totaled $9.1 million in 2009 and $4.8 million in 2008.

18.	Fair Value Measurements

The carrying values and estimated fair values of the Company's other financial instruments follow:

	At December 31,
	2009		2008
(In millions)	Carrying Amount	Est. Fair Value	Carrying Amount	Est. Fair Value
Long-term debt	$1,642.5	$1,720.1	$1,372.8	$1,251.0
Short-term borrowings & notes payable	213.5	213.5	519.5	519.5
Cash & cash equivalents	11.9	11.9	93.2	93.2

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

Because of the customized nature of notes receivable investments and lack of a readily available market, it is not practical to estimate the fair value of these financial instruments at specific dates without considerable effort and cost.  At December 31, 2009 and 2008, the fair value for these financial instruments was not estimated.  The carrying value of notes receivable, inclusive of any accrued interest and net of impairment reserves, was approximately $16.7 million at both December 31, 2009 and 2008.

19.	Segment Reporting

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

Information related to the Company’s business segments is summarized below:
	Year Ended December 31,
(In millions)	2009 1/	2008	2007
Revenues
Utility Group
Gas Utility Services	$1,066.0	$1,432.7	$1,269.4
Electric Utility Services	528.6	524.2	487.9
Other Operations	42.8	36.8	40.4
Eliminations	(41.2)	(35.0)	(38.7)
Total Utility Group	1,596.2	1,958.7	1,759.0
Nonutility Group	673.9	664.7	643.4
Eliminations	(181.2)	(138.7)	(120.5)
Consolidated Revenues	$2,088.9	$2,484.7	$2,281.9
Profitability Measures - Net Income
Gas Utility Services	$50.2	$53.3	$41.7
Electric Utility Services	48.3	50.7	52.6
Other Operations	8.9	7.1	12.2
Utility Group Net Income	107.4	111.1	106.5
Nonutility Group Net Income	25.8	18.9	37.0
Corporate & Other Net Loss	(0.1)	(1.0)	(0.4)
Consolidated Net Income	$133.1	$129.0	$143.1
1/   Net income during the year ended December 31, 2009 includes the impact of a charge discussed in Note 5 in the Company’s Consolidated Financial Statements totaling $11.9 million after tax related to ProLiance’s investment in Liberty Gas Storage.  Excluding this charge, there was Nonutility Group Net Income of $37.7 million and Consolidated Net Income of $145.0 million.

	Year Ended December 31,
(In millions)	2009	2008	2007
Amounts Included in Profitability Measures
Depreciation & Amortization
Utility Group
Gas Utility Services	$76.9	$74.1	$70.6
Electric Utility Services	77.5	68.5	66.0
Other Operations	26.5	22.9	21.8
Total Utility Group	180.9	165.5	158.4
Nonutility Group	31.0	26.8	26.4
Consolidated Depreciation & Amortization	$211.9	$192.3	$184.8
Interest Expense
Utility Group
Gas Utility Services	$38.8	$42.0	$39.8
Electric Utility Services	34.8	32.0	29.6
Other Operations	5.6	5.9	11.2
Total Utility Group	79.2	79.9	80.6
Nonutility Group	20.9	17.3	21.9
Corporate & Other	(0.1)	0.6	(1.5)
Consolidated Interest Expense	$100.0	$97.8	$101.0

Income Taxes
Utility Group
Gas Utility Services	$31.3	$35.5	$33.2
Electric Utility Services	27.4	32.0	38.0
Other Operations	0.5	0.1	(4.5)
Total Utility Group	59.2	67.6	66.7
Nonutility Group	5.9	9.5	10.5
Corporate & Other	(1.0)	(1.0)	(1.2)
Consolidated Income Taxes	$64.1	$76.1	$76.0
Capital Expenditures
Utility Group
Gas Utility Services	$121.1	$110.4	$128.9
Electric Utility Services	154.1	172.0	134.7
Other Operations	16.7	29.6	36.4
Non-cash costs & changes in accruals	10.8	(8.3)	(0.2)
Total Utility Group	302.7	303.7	299.8
Nonutility Group	129.3	87.3	34.7
Consolidated Capital Expenditures	$432.0	$391.0	$334.5

	At December 31,
(In millions)	2009	2008
Assets
Utility Group
Gas Utility Services	$2,102.4	$2,204.7
Electric Utility Services	1,592.4	1,462.1
Other Operations, net of eliminations	128.3	171.3
Total Utility Group	3,823.1	3,838.1
Nonutility Group	836.0	780.1
Corporate & Other	715.9	737.5
Eliminations	(703.2)	(722.8)
Consolidated Assets	$4,671.8	$4,632.9

20.	Synfuel-Related Activity

Tax laws authorizing synfuel credits expired on December 31, 2007.  Prior to that date, the Company had active synthetic fuel investments, including an investment in Pace Carbon Synfuels, LP.  The Company accounts for its 8.3 percent ownership interest in Pace Carbon using the equity method.  Activity since December 31, 2007 has been insignificant and is generally focused on winding down partnership operations.

Generally, the statute of limitations for the IRS to audit a tax return is three years from filing.  Therefore tax credits utilized in 2006 – 2007 are still subject to IRS examination.  However, avenues remain where the IRS could challenge tax credits for the years prior to 2006.  As a partner of Pace Carbon, Vectren reflected cumulative synfuel tax credits of approximately $101 million in its consolidated results, of which approximately $22 million were generated in 2006 and 2007.  Vectren has utilized all of the credits generated.

Synfuel tax credits were only available when the price of oil was less than a base price specified by the IRC, as adjusted for inflation.  Because of high oil prices in 2007, only $6.0 million of the approximate $23.1 million in tax credits generated were reflected as a reduction to the Company’s income tax expense.  The Company executed several financial contracts to hedge oil price risk.  Income statement activity associated with these contracts was a gain of $13.4 million in 2007.  This activity is reflected in Other-net along with the effects of impairing the Pace Carbon investment in 2006 in advance of equity method losses experienced in 2007.  Synfuel-related results, inclusive of equity method losses in Pace Carbon, related tax benefits and tax credits, and other related activity, were earnings of $6.8 million in 2007.

The following is summarized financial information as to the assets, liabilities, and results of operations of Pace Carbon.  For the year ended December 31, 2007, revenues, operating loss, and net loss were (in millions) $471.1, ($158.8), and ($240.2), respectively.

21.	Additional Balance Sheet & Operational Information

Prepayments & other current assets in the Consolidated Balance Sheets consist of the following:

	At December 31,
(In millions)	2009	2008
Prepaid gas delivery service	$38.7	$75.0
Deferred income taxes	21.7	8.2
Prepaid taxes	20.6	14.1
Other prepayments & current assets	14.1	27.3
Total prepayments & other current assets	$95.1	$124.6

Other utility & corporate Investments in the Consolidated Balance Sheets consist of the following:
	At December 31,
(In millions)	2009	2008
Cash surrender value of life insurance policies	$24.7	$19.8
Municipal bond	4.3	4.5
Restricted cash	2.8	-
Other investments	1.4	1.4
Other utility & corporate investments	$33.2	$25.7

Accrued liabilities in the Consolidated Balance Sheets consist of the following:

	At December 31,
(In millions)	2009	2008
Refunds to customers & customer deposits	$51.0	$45.5
Accrued taxes	32.7	46.3
Accrued interest	23.7	19.2
Asset retirement obligation	3.0	7.2
Accrued retirement & deferred compensation benefits	19.6	5.0
Accrued salaries & other	44.7	51.8
Total accrued liabilities	$174.7	$175.0

Other – net in the Consolidated Statements of Income consists of the following:

	Year Ended December 31,
(In millions)	2009	2008	2007
AFUDC – borrowed funds	$1.3	$2.2	$3.5
AFUDC – equity funds	0.7	0.3	0.5
Nonutility plant capitalized interest	6.0	3.7	2.3
Interest income, net	1.4	2.3	2.9
Synfuel-related activity	-	-	23.4
Commercial real estate impairment charge	-	(5.2)	-
Cash surrender value of life insurance policies	4.1	(2.8)	0.6
All other income	0.2	1.6	3.5
Total other – net	$13.7	$2.1	$36.7

Supplemental Cash Flow Information:

	Year Ended December 31,
(In millions)	2009	2008	2007
Cash paid for:
Interest	95.5	92.6	97.3
Income taxes	(12.2)	(3.5)	43.7

As of December 31, 2009 and 2008, the Company has accruals related to utility and nonutility plant purchases totaling approximately $12.4 million and $35.5 million, respectively.

22.	Impact of Recently Issued Accounting Guidance

Variable Interest Entities
In June 2009, the FASB issued new accounting guidance regarding variable interest entities (VIE’s).  This new guidance is effective for annual reporting periods beginning after November 15, 2009.  This guidance requires a qualitative analysis of which holder of a variable interest controls the VIE and if that interest holder must consolidate a VIE.  Additionally, it requires additional disclosures and an ongoing reassessment of who must consolidate a VIE.  The Company adopted this guidance on January 1, 2010. The Company does not expect the adoption will have a material impact on the consolidated financial statements.

Fair Value Measurements & Disclosures
In January 2010, the FASB issued new accounting guidance on improving disclosures about fair market value.  This guidance amends prior disclosure requirements involving fair value measurements to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. The guidance also clarifies existing fair value disclosures in regard to the level of disaggregation and about inputs and valuation techniques used to measure fair value.  The guidance also amends prior disclosure requirements regarding postretirement benefit plan assets to require that disclosures be provided by classes of assets instead of major categories of assets.  This guidance is effective for the first reporting period beginning after December 15, 2009.  The Company will adopt this guidance in its first quarter 2010 reporting.  The Company does not expect the adoption will have a material impact on the consolidated financial statements.

23.	Quarterly Financial Data (Unaudited)

Information in any one quarterly period is not indicative of annual results due to the seasonal variations common to the Company’s utility operations.  Summarized quarterly financial data for 2009 and 2008 follows:

(In millions, except per share amounts)	Q1	Q2 1/	Q3	Q4
2009
Operating revenues	$795.2	$375.5	$349.6	$568.6
Operating income	121.8	32.4	40.5	85.4
Net income	72.8	(6.7)	12.4	54.6
Earnings per share:
Basic	$0.90	$(0.08)	$0.15	$0.68
Diluted	0.90	(0.08)	0.15	0.67
2008
Operating revenues	$902.1	$463.9	$411.4	$707.3
Operating income	108.8	33.0	43.2	78.4
Net income	64.0	4.7	23.2	37.1
Earnings per share:
Basic	$0.84	$0.06	$0.29	$0.46
Diluted	0.84	0.06	0.29	0.46

1/   The second quarter of 2009 excludes the impact of a charge discussed in Note 5 in the Company’s Consolidated Financial Statements totaling $11.9 million after tax, or $0.15 per share, related to ProLiance’s investment in Liberty Gas Storage.  Including this charge, there was consolidated net income of $5.2 million, or $0.07 per share in the second quarter of 2009.

ITEM 9.  CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Changes in Internal Controls over Financial Reporting

During the quarter ended December 31, 2009, there have been no changes to the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2009, the Company conducted an evaluation under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness and the design and operation of the Company's disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of December 31, 2009, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is:
1)	recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and
2)	accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Vectren Corporation’s management is responsible for establishing and maintaining adequate internal control over financial reporting.  Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation under the framework in Internal Control — Integrated Framework, the Company concluded that its internal control over financial reporting was effective as of December 31, 2009.

The effectiveness of internal control over financial reporting as of December 31, 2009, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this annual report.

ITEM 9B.  OTHER INFORMATION

None.
PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Part III, Item 10 of this Form 10-K is incorporated by reference herein, and made part of this Form 10-K, from the Company's Proxy Statement for its 2010 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, within 120 days after the end of the fiscal year.  The Company’s executive officers are the same as those named executive officers detailed in the Proxy Statement.

Management Succession

Niel C. Ellerbrook, chairman and CEO of the Company, will retire May 31, 2010, as the Company’s CEO, after a decade of service in the position. Ellerbrook will serve in the role of non-executive chairman for the Company.

Ellerbrook joined Indiana Gas Company, Inc., in 1980 where he assumed increasing responsibilities culminating in 1999 with his election as president and CEO of Indiana Energy, Inc., the holding company of Indiana Gas and a predecessor of Vectren. The Vectren board of directors elected Ellerbrook as chairman and chief executive officer effective upon its formation in March 2000.  Ellerbrook was instrumental in merging two energy holding companies together to create Vectren while concurrently purchasing the natural gas distribution assets of Dayton Power and Light.  These transactions have produced one of Indiana’s largest publicly traded corporations. Vectren provides products and services in nearly half of the United States, including 1.1 million utility customers in Indiana and Ohio.

As part of the Company’s succession planning process, the board of directors chose Carl L. Chapman, Vectren’s president and chief operating officer, to replace Ellerbrook as the next CEO. Chapman was elected to the board of directors in May 2009 and has served as an officer of the company for more than 20 years.

Chapman joined Indiana Gas Company, Inc., in 1985 after eight years of service with Arthur Andersen & Co.  Chapman has held various executive management roles including executive vice president and COO of Vectren, president of Vectren Enterprises, Vectren’s holding company for its nonregulated subsidiaries and affiliates, and executive vice president and chief financial officer of Indiana Energy, Inc.  He was also instrumental in forming ProLiance Energy, the company’s largest nonutility affiliate, where he served as the first president.

Corporate Code of Conduct

The Company’s Corporate Governance Guidelines, its charters for each of its Audit, Compensation and Benefits and Nominating and Corporate Governance Committees, and its Corporate Code of Conduct that covers the Company’s directors, officers and employees are available in the Corporate Governance section of the Company’s website, www.vectren.com.  The Corporate Code of Conduct (titled “Corp Code of Conduct”) contains specific codes of ethics pertaining to the CEO and senior financial officers and the Board of Directors in Exhibits D and E, respectively.  A copy will be mailed upon request to Investor Relations, Attention: Steve Schein, One Vectren Square, Evansville, Indiana 47708.  The Company intends to disclose any amendments to the Corporate Code of Conduct or waivers of the Corporate Code of Conduct on behalf of the Company’s directors or officers including, but not limited to, the principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions on the Company’s website at the internet address set forth above promptly following the date of such amendment or waiver and such information will also be available by mail upon request to the address listed above.

ITEM 11.  EXECUTIVE COMPENSATION

Information required by Part III, Item 11 of this Form 10-K is incorporated by reference herein, and made part of this Form 10-K, from the Company's Proxy Statement for its 2010 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, within 120 days after the end of the fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT   AND RELATED STOCKHOLDER MATTERS

Except with respect to equity compensation plan information of the Registrant, which is included herein, the information required by Part III, Item 12 of this Form 10-K is incorporated by reference herein, and made part of this Form 10-K, from the Company's Proxy Statement for its 2010 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, within 120 days after the end of the fiscal year.

Shares Issuable under Share-Based Compensation Plans

As of December 31, 2009, the following shares were authorized to be issued under share-based compensation plans:

	A		B		C
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)

Equity compensation plans approved by
security holders	1,329,562	(1)	$ 23.97	(1)	2,286,193	(2)
Equity compensation plans not approved
by security holders	-		-		-
Total	1,329,562		$ 23.97		2,286,193
(1)	Includes the following Vectren Corporation Plans: Vectren Corporation At-Risk Compensation Plan.
(2)
Future issuances of shares awards can only be made under the Vectren Corporation At-Risk Plan.  Shares available for issuance under the At-Risk Plan have been reduced by the issuance of 270,810 restricted units approved by the board of directors’ Compensation Committee on February 10, 2010.  In addition, on February 10, 2010, participants forfeited 24,333 shares related to awards measured during the three year performance period ending December 31, 2009, and shares available for future issue have been increased by that amount.  The issuance and forfeiture of the shares on February 10, 2010 are included in the above table.

The At-Risk Compensation plan was approved by Vectren Corporation common shareholders after the merger forming Vectren and was reapproved at the 2006 annual meeting of shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by Part III, Item 13 of this Form 10-K is incorporated by reference herein, and made part of this Form 10-K, from the Company's Proxy Statement for its 2010 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, within 120 days after the end of the fiscal year.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by Part III, Item 14 of this Form 10-K is incorporated by reference herein, and made part of this Form 10-K, from the Company's Proxy Statement for its 2010 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, within 120 days after the end of the fiscal year.

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

Supplemental Schedules
For the years ended December 31, 2009, 2008, and 2007, the Company’s Schedule II -- Valuation and Qualifying Accounts Consolidated Financial Statement Schedules is presented herein.  The report of Deloitte & Touche LLP on the schedule may be found in Item 8.  All other schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or related notes in Item 8.

SCHEDULE II
Vectren Corporation and Subsidiaries
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Column A	Column B	Column C		Column D	Column E
		Additions
	Balance at	Charged	Charged	Deductions	Balance at
	Beginning	to	to Other	from	End of
Description	of Year	Expenses	Accounts	Reserves, Net	Year
(In millions)
VALUATION AND QUALIFYING ACCOUNTS:
Year 2009 – Accumulated provision for
uncollectible accounts	$5.6	$15.1	$-	$15.5	$5.2
Year 2008 – Accumulated provision for
uncollectible accounts	$3.7	$16.9	$0.3	$15.3	$5.6
Year 2007 – Accumulated provision for
uncollectible accounts	$3.3	$16.6	$-	$16.2	$3.7

Year 2009 – Reserve for impaired
notes receivable	$6.3	$2.9	$-	$-	$9.2
Year 2008 – Reserve for impaired
notes receivable	$1.7	$4.6	$-	$-	$6.3
Year 2007 – Reserve for impaired
notes receivable	$1.6	$0.3	$-	$0.2	$1.7
OTHER RESERVES:
Year 2009 – Restructuring costs	$0.6	$-	$-	$0.1	$0.5
Year 2008 – Restructuring costs	$0.6	$-	$-	$-	$0.6
Year 2007 – Restructuring costs	$1.7	$-	$-	$1.1	$0.6

List of Exhibits
The Company has incorporated by reference herein certain exhibits as specified below pursuant to Rule 12b-32 under the Exchange Act.  Exhibits for the Company attached to this filing filed electronically with the SEC are listed below.  Exhibits for the Company are listed in the Index to Exhibits.

Vectren Corporation
Form 10-K
Attached Exhibits

The following Exhibits are included in this Annual Report on Form 10-K.

Exhibit Number	Document

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

The following Exhibits, as well as the Exhibits listed above, were filed electronically with the SEC with this filing.

Exhibit Number	Document

4.1	SIGECO Mortgage Indenture Amendment
10.1	Coal Supply Agreement Amendment
21.1	List of Company’s Significant Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
23.2	Consent of Independent Auditors
99.1	ProLiance Holdings, LLC Consolidated Financial Statements

INDEX TO EXHIBITS

3.  Articles of Incorporation and By-Laws
3.1
Amended and Restated Articles of Incorporation of Vectren Corporation effective March 31, 2000.  (Filed and designated in Current Report on Form 8-K filed April 14, 2000, File No. 1-15467, as Exhibit 4.1.)

3.2
Code of By-Laws of Vectren Corporation as Most Recently Amended and Restated as of June 24, 2009.  (Filed and designated in Current Report on Form 8-K filed June 26, 2009, File No. 1-15467, as Exhibit 3.1.)

4.   Instruments Defining the Rights of Security Holders, Including Indentures
4.1
Mortgage and Deed of Trust dated as of April 1, 1932 between Southern Indiana Gas and Electric Company and Bankers Trust Company, as Trustee, and Supplemental Indentures thereto dated August 31, 1936, October 1, 1937, March 22, 1939, July 1, 1948, June 1, 1949, October 1, 1949, January 1, 1951, April 1, 1954, March 1, 1957, October 1, 1965, September 1, 1966, August 1, 1968, May 1, 1970, August 1, 1971, April 1, 1972, October 1, 1973, April 1, 1975, January 15, 1977, April 1, 1978, June 4, 1981, January 20, 1983, November 1, 1983, March 1, 1984, June 1, 1984, November 1, 1984, July 1, 1985, November 1, 1985, June 1, 1986.  (Filed and designated in Registration No. 2-2536 as Exhibits B-1 and B-2; in Post-effective Amendment No. 1 to Registration No. 2-62032 as Exhibit (b)(4)(ii), in Registration No. 2-88923 as Exhibit 4(b)(2), in Form 8-K, File No. 1-3553, dated June 1, 1984 as Exhibit (4), File No. 1-3553, dated March 24, 1986 as Exhibit 4-A, in Form 8-K, File No. 1-3553, dated June 3, 1986 as Exhibit (4).)  July 1, 1985 and November 1, 1985 (Filed and designated in Form 10-K, for the fiscal year 1985, File No. 1-3553, as Exhibit 4-A.)  November 15, 1986 and January 15, 1987.  (Filed and designated in Form 10-K, for the fiscal year 1986, File No. 1-3553, as Exhibit 4-A.)  December 15, 1987.  (Filed and designated in Form 10-K, for the fiscal year 1987, File No. 1-3553, as Exhibit 4-A.)  December 13, 1990.  (Filed and designated in Form 10-K, for the fiscal year 1990, File No. 1-3553, as Exhibit 4-A.)  April 1, 1993.  (Filed and designated in Form 8-K, dated April 13, 1993, File No. 1-3553, as Exhibit 4.)  June 1, 1993 (Filed and designated in Form 8-K, dated June 14, 1993, File No. 1-3553, as Exhibit 4.)  May 1, 1993.  (Filed and designated in Form 10-K, for the fiscal year 1993, File No. 1-3553, as Exhibit 4(a).)  July 1, 1999.  (Filed and designated in Form 10-Q, dated August 16, 1999, File No. 1-3553, as Exhibit 4(a).)  March 1, 2000.  (Filed and designated in Form 10-K for the year ended December 31, 2001, File No. 1-15467, as Exhibit 4.1.) August 1, 2004.  (Filed and designated in Form 10-K for the year ended December 31, 2004, File No. 1-15467, as Exhibit 4.1.)  October 1, 2004.  (Filed and designated in Form 10-K for the year ended December 31, 2004, File No. 1-15467, as Exhibit 4.2.)  April 1, 2005 (Filed and designated in Form 10-K for the year ended December 31, 2007, File No 1-15467, as Exhibit 4.1)  March 1, 2006 (Filed and designated in Form 10-K for the year ended December 31, 2007, File No 1-15467, as Exhibit 4.2)  December 1, 2007 (Filed and designated in Form 10-K for the year ended December 31, 2007, File No 1-15467, as Exhibit 4.3) August 1, 2009 (Filed herewith, as Exhibit 4.1)

4.2
Indenture dated February 1, 1991, between Indiana Gas and U.S. Bank Trust National Association (formerly know as First Trust National Association, which was formerly know as Bank of America Illinois, which was formerly know as Continental Bank, National Association.  Inc.'s. (Filed and designated in Current Report on Form 8-K filed February 15, 1991, File No. 1-6494.); First Supplemental Indenture thereto dated as of February 15, 1991.  (Filed and designated in Current Report on Form 8-K filed February 15, 1991, File No. 1-6494, as Exhibit 4(b).); Second Supplemental Indenture thereto dated as of September 15, 1991, (Filed and designated in Current Report on Form 8-K filed September 25, 1991, File No. 1-6494, as Exhibit 4(b).); Third supplemental Indenture thereto dated as of September 15, 1991 (Filed and designated in Current Report on Form 8-K filed September 25, 1991, File No. 1-6494, as Exhibit 4(c).); Fourth Supplemental Indenture thereto dated as of December 2, 1992, (Filed and designated in Current Report on Form 8-K filed December 8, 1992, File No. 1-6494, as Exhibit 4(b).); Fifth Supplemental Indenture thereto dated as of December 28, 2000, (Filed and designated in Current Report on Form 8-K filed December 27, 2000, File No. 1-6494, as Exhibit 4.)

4.3
Indenture dated October 19, 2001, among Vectren Utility Holdings, Inc., Indiana Gas Company, Inc., Southern Indiana Gas and Electric Company, Vectren Energy Delivery of Ohio, Inc., and U.S. Bank Trust National Association.  (Filed and designated in Form 8-K, dated October 19, 2001, File No. 1-16739, as Exhibit 4.1); First Supplemental Indenture, dated October 19, 2001, between Vectren Utility Holdings, Inc., Indiana Gas Company, Inc., Southern Indiana Gas and Electric Company, Vectren Energy Delivery of Ohio, Inc., and U.S. Bank Trust National Association.  (Filed and designated in Form 8-K, dated October 19, 2001, File No. 1-16739, as Exhibit 4.2); Second Supplemental Indenture, among Vectren Utility Holdings, Inc., Indiana Gas Company, Inc., Southern Indiana Gas and Electric Company, Vectren Energy Delivery of Ohio, Inc., and U.S. Bank Trust National Association.  (Filed and designated in Form 8-K, dated November 29, 2001, File No. 1-16739, as Exhibit 4.1); Third Supplemental Indenture, among Vectren Utility Holdings, Inc., Indiana Gas Company, Inc., Southern Indiana Gas and Electric Company, Vectren Energy Delivery of Ohio, Inc., and U.S. Bank Trust National Association.  (Filed and designated in Form 8-K, dated July 24, 2003, File No. 1-16739, as Exhibit 4.1); Fourth Supplemental Indenture, among Vectren Utility Holdings, Inc., Indiana Gas Company, Inc., Southern Indiana Gas and Electric Company, Vectren Energy Delivery of Ohio, Inc., and U.S. Bank Trust National Association.  (Filed and designated in Form 8-K, dated November 18, 2005, File No. 1-16739, as Exhibit 4.1).  Form of Fifth Supplemental Indenture, among Vectren Utility Holdings, Inc., Indiana Gas Company, Inc., Southern Indiana Gas & Electric Company, Vectren Energy Delivery of Ohio, Inc., and U.S. Bank Trust National Association. (Filed and designated in Form 8-K, dated October 16, 2006, File No. 1-16739, as Exhibit 4.1).  Sixth Supplemental Indenture, dated March 10, 2008, among Vectren Utility Holdings, Inc., Indiana Gas Company, Inc., Southern Indiana Gas and Electric Company, Vectren Energy Delivery of Ohio, Inc., and U.S. Bank National Association (Filed and designated in Form 8-K, dated March 10, 2008, File No. 1-16739, as Exhibit 4.1)

4.4
Note purchase agreement, dated October 11, 2005, between Vectren Capital Corp. and each of the purchasers named therein.  (Filed designated in Form 10-K for the year ended December 31, 2005, File No. 1-15467, as Exhibit 4.4.) First Amendment, dated March 11, 2009, to Note Purchase Agreement dated October 11, 2005, among Vectren Corporation, Vectren Capital, Corp. and each of the holders named herein. (Filed and designated in Form 8-K dated March 16, 2009 File No. 1-15467, as Exhibit 4.6)

4.5
Note Purchase Agreement, dated March 11, 2009, among Vectren Corporation, Vectren Capital, Corp. and each of the purchasers named therein. (Filed and designated in Form 8-K dated March 16, 2009 File No. 1-15467, as Exhibit 4.5)

4.6
Note Purchase Agreement, dated April 7, 2009, among Vectren Utility Holdings, Inc., Indiana Gas Company, Inc., Southern Indiana Gas and Electric Company and Vectren Energy Delivery of Ohio, Inc. and the purchasers named therein. (Filed and designated in Form 8-K dated April 7, 2009 File No. 1-15467, as Exhibit 4.5)

10. Material Contracts
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

10.10
Vectren Corporation At Risk Compensation Plan specimen unit award agreement for officers, effective January 1, 2010.  (Filed and designated in Form 8-K, dated January 7, 2010, File No. 1-15467, as Exhibit 10.1.)

10.11
Vectren Corporation At Risk Compensation Plan specimen unit award agreement for officers, effective January 1, 2009.  (Filed and designated in Form 8-K, dated February 17, 2009, File No. 1-15467, as Exhibit 10.1.)

10.12
Vectren Corporation At Risk Compensation Plan specimen restricted stock grant agreement for officers, effective January 1, 2008.  (Filed and designated in Form 8-K, dated December 28, 2007, File No. 1-15467, as Exhibit 99.1.)

10.13
Vectren Corporation At Risk Compensation Plan specimen restricted stock units agreement for officers, effective January 1, 2008.  (Filed and designated in Form 8-K, dated December 28, 2007, File No. 1-15467, as Exhibit 99.2.)

10.14
Vectren Corporation At Risk Compensation Plan specimen Stock Option Grant Agreement for officers, effective January 1, 2005.  (Filed and designated in Form 8-K, dated January 1, 2005, File No. 1-15467, as Exhibit 99.2.)

10.15
Vectren Corporation At Risk Compensation Plan stock unit award agreement for non-employee directors, effective May 1, 2009. (Filed and designation in Form 8-K, dated February 20, 2009, File No. 1-15467, as Exhibit 10.1)

10.16
Vectren Corporation specimen employment agreement dated February 1, 2005.  (Filed and designated in Form 8-K, dated February 1, 2005, File No. 1-15467, as Exhibit 99.1.)  Amendment Number One to the Specimen Vectren Corporation Employment Agreement between Vectren Corporation and Executive Officers (Filed and designated in Form 8-K dated September 29, 2008, File No. 1-15467, as Exhibit 10.2.) The specimen agreements and related amendments differ among named executive officers only to the  extent severance and change in control benefits are provided in the amount of three times base salary and bonus for Messrs. Benkert, Chapman, and Christian and two times for Mr. Doty.

10.17
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

10.19
Coal Supply Agreement for A.B. Brown Generating Station for 410,000 tons between Southern Indiana Gas and Electric Company and Vectren Fuels, Inc., effective January 1, 2009.  (Filed and designated in Form 8-K dated January 5, 2009, File No. 1-15467, as Exhibit 10.3.)

10.20
Coal Supply Agreement for A.B. Brown Generating Station for 1 million tons between Southern Indiana Gas and Electric Company and Vectren Fuels, Inc., effective January 1, 2009.  (Filed and designated in Form 8-K dated January 5, 2009, File No. 1-15467, as Exhibit 10.4.)

10.21	Amendment to F.B. Culley and A.B. Brown Coal Supply Agreements dated December 21, 2009. (Filed herewith as exhibit 10.1)
10.22
Gas Sales and Portfolio Administration Agreement between Indiana Gas Company, Inc. and ProLiance Energy, LLC, effective August 30, 2003.  (Filed and designated in Form 10-K, for the year ended December 31, 2003, File No. 1-15467, as Exhibit 10.15.)

10.23
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

10.25
Revolving Credit Agreement (5 year facility), dated November 10, 2005, among Vectren Utility Holdings, Inc., and each of the purchasers named therein.  (Filed and designated in Form 10-Q, for the period ended September 30, 2009, File No. 1-15467, as Exhibit 10.24.)

10.26
Revolving Credit Agreement (5 year facility), dated November 10, 2005, among Vectren Capital Corp., and each of the purchasers named therein.  (Filed and designated in Form 10-Q, for the period ended September 30, 2009, File No. 1-15467, as Exhibit 10.25.)

10.27	Niel C. Ellerbrook Retirement Agreement, dated February 3, 2010. (Filed and designated in Form 8-K dated February 4, 2010 File No. 1-15467, as Exhibit 99.2)

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

Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002 is attached hereto as Exhibit 31.2 (Filed herewith.)

32. Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Certification Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002 is attached hereto as Exhibit 32 (Filed herewith.)

99.1 ProLiance Holdings, LLC Consolidated Financial Statements for the Fiscal Years Ended September 30, 2009, 2008, and 2007.  (Filed herewith.)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VECTREN CORPORATION

Dated February 26, 2010                                                                              /s/ Niel C. Ellerbrook
Niel C. Ellerbrook,
Chairman, Chief Executive Officer, and Director

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in capacities and on the dates indicated.

Signature	Title	Date

/s/ Niel C. Ellerbrook	Chairman, Chief Executive Officer, and Director	February 26, 2010
Niel C. Ellerbrook	(Principal Executive Officer)
/s/ Jerome A. Benkert, Jr.	Executive Vice President and Chief Financial	February 26, 2010
Jerome A. Benkert, Jr.	Officer (Principal Financial Officer)
/s/ M. Susan Hardwick	Vice President, Controller and Assistant Treasurer	February 26, 2010
M. Susan Hardwick	(Principal Accounting Officer)
/s/ Carl L. Chapman	Director	February 26, 2010
Carl L. Chapman
/s/ John M. Dunn	Director	February 26, 2010
John M. Dunn
/s/ John D. Engelbrecht	Director	February 26, 2010
John D. Engelbrecht
/s/ Anton H. George	Director	February 26, 2010
Anton H. George
/s/ Martin C. Jischke	Director	February 26, 2010
Martin C. Jischke
/s/ Robert L. Koch II	Director	February 26, 2010
Robert L. Koch II
/s/ William G Mays	Director	February 26, 2010
William G. Mays
/s/ J. Timothy McGinley	Director	February 26, 2010
J. Timothy McGinley
/s/ Richard P. Rechter	Director	February 26, 2010
Richard P. Rechter
/s/ R. Daniel Sadlier	Director	February 26, 2010
R. Daniel Sadlier
/s/ Michael L Smith	Director	February 26, 2010
Michael L Smith
/s/ Jean L. Wojtowicz	Director	February 26, 2010
Jean L. Wojtowicz	-109-