Form 10-Q
period 2010-03-31
VECTREN CORP
filed 2010-05-07
CIK 1096385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes    ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock- Without Par Value	81,192,348	April 30, 2010
Class	Number of Shares	Date

Access to Information

Vectren Corporation makes available all SEC filings and recent annual reports free of charge through its website at www.vectren.com as soon as reasonably practicable after electronically filing or furnishing the reports to the SEC, or by request, directed to Investor Relations at the mailing address, phone number, or email address that follows:

Mailing Address: One Vectren Square Evansville, Indiana 47708	Phone Number: (812) 491-4000	Investor Relations Contact: Steven M. Schein Vice President, Investor Relations sschein@vectren.com

Definitions

BTU: British thermal units	MSHA: Mine Safety and Health Administration
FASB: Financial Accounting Standards Board	MW: megawatts
FERC: Federal Energy Regulatory Commission	MWh / GWh: megawatt hours / thousands of megawatt hours (gigawatt hours)
IDEM: Indiana Department of Environmental Management	OUCC: Indiana Office of the Utility Consumer Counselor
IURC: Indiana Utility Regulatory Commission	PUCO: Public Utilities Commission of Ohio
BCF: billions of cubic feet	USEPA: United States Environmental Protection Agency
MISO: Midwest Independent System Operator	Throughput: combined gas sales and gas transportation volumes

Table of Contents

Item Number		Page Number
	PART I. FINANCIAL INFORMATION
1	Financial Statements (Unaudited)
	Vectren Corporation and Subsidiary Companies
	Consolidated Condensed Balance Sheets	4-5
	Consolidated Condensed Statements of Income	6
	Consolidated Condensed Statements of Cash Flows	7
	Notes to Unaudited Consolidated Condensed Financial Statements	8
2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
3	Quantitative and Qualitative Disclosures About Market Risk	36
4	Controls and Procedures	37

	PART II. OTHER INFORMATION
1	Legal Proceedings	37
1A	Risk Factors	37
2	Unregistered Sales of Equity Securities and Use of Proceeds	37
6	Exhibits	38
	Signatures	38

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VECTREN CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited – In millions)

	March 31,	December 31,
	2010	2009

ASSETS

Current Assets
Cash & cash equivalents	$ 69.0	$ 11.9
Accounts receivable - less reserves of $7.5 & $5.2, respectively	200.3	162.4
Accrued unbilled revenues	87.4	144.7
Inventories	131.3	167.8
Prepayments & other current assets	51.6	95.1
Total current assets	539.6	581.9

Utility Plant
Original cost	4,649.2	4,601.4
Less: accumulated depreciation & amortization	1,750.2	1,722.6
Net utility plant	2,899.0	2,878.8

Investments in unconsolidated affiliates	180.1	186.2
Other utility & corporate investments	33.3	33.2
Other nonutility investments	42.1	46.2
Nonutility plant - net	488.8	482.6
Goodwill - net	242.0	242.0
Regulatory assets	173.9	187.9
Other assets	29.6	33.0
TOTAL ASSETS	$ 4,628.4	$ 4,671.8

The accompanying notes are an integral part of these consolidated condensed financial statements.

VECTREN CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited – In millions)

	March 31,	December 31,
	2010	2009

LIABILITIES & SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$ 129.1	$ 183.8
Accounts payable to affiliated companies	32.7	54.1
Refundable fuel & natural gas costs	12.9	22.3
Accrued liabilities	214.6	174.7
Short-term borrowings	164.3	213.5
Current maturities of long-term debt	48.0	48.0
Long-term debt subject to tender	41.3	51.3
Total current liabilities	642.9	747.7

Long-term Debt - Net of Current Maturities & Debt Subject to Tender	1,549.9	1,540.5

Deferred Income Taxes & Other Liabilities
Deferred income taxes	468.3	458.7
Regulatory liabilities	330.7	322.1
Deferred credits & other liabilities	206.6	205.6
Total deferred credits & other liabilities	1,005.6	986.4

Commitments & Contingencies (Notes 8-11)

Common Shareholders' Equity
Common stock (no par value) – issued & outstanding 81.2 & 81.1, respectively	668.4	666.8
Retained earnings	772.9	737.2
Accumulated other comprehensive income (loss)	(11.3)	(6.8)
Total common shareholders' equity	1,430.0	1,397.2

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$ 4,628.4	$ 4,671.8

The accompanying notes are an integral part of these consolidated condensed financial statements.

VECTREN CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited – In millions, except per share data)

	Three Months
	Ended March 31,
	2010	2009
OPERATING REVENUES
Gas utility	$ 468.1	$ 527.4
Electric utility	144.9	125.0
Nonutility revenues	127.3	142.8
Total operating revenues	740.3	795.2
OPERATING EXPENSES
Cost of gas sold	297.8	354.6
Cost of fuel & purchased power	58.0	47.0
Cost of nonutility revenues	60.5	74.2
Other operating	128.9	122.7
Depreciation & amortization	55.8	51.4
Taxes other than income taxes	23.1	23.5
Total operating expenses	624.1	673.4
OPERATING INCOME	116.2	121.8
OTHER INCOME
Equity in earnings of unconsolidated affiliates	8.2	12.6
Other income (loss) – net	(0.5)	2.4
Total other income	7.7	15.0

INTEREST EXPENSE	26.0	22.7

INCOME BEFORE INCOME TAXES	97.9	114.1

INCOME TAXES	34.7	41.3

NET INCOME	$ 63.2	$ 72.8

AVERAGE COMMON SHARES OUTSTANDING	81.0	80.6
DILUTED COMMON SHARES OUTSTANDING	81.2	80.7

EARNINGS PER SHARE OF COMMON STOCK:
BASIC	$ 0.78	$ 0.90
DILUTED	$ 0.78	$ 0.90

DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$ 0.340	$ 0.335

The accompanying notes are an integral part of these consolidated condensed financial statements.

VECTREN CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited – In millions)

	Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 63.2	$ 72.8
Adjustments to reconcile net income to cash from operating activities:
Depreciation & amortization	55.8	51.4
Deferred income taxes & investment tax credits	9.5	11.3
Equity in earnings of unconsolidated affiliates	(8.2)	(12.6)
Provision for uncollectible accounts	6.5	4.3
Expense portion of pension & postretirement benefit cost	3.1	2.6
Other non-cash charges - net	8.4	1.0
Changes in working capital accounts:
Accounts receivable & accrued unbilled revenues	12.9	120.7
Inventories	36.5	38.8
Recoverable/refundable fuel & natural gas costs	(9.4)	24.7
Prepayments & other current assets	42.7	83.2
Accounts payable, including to affiliated companies	(79.2)	(167.0)
Accrued liabilities	41.3	43.4
Unconsolidated affiliate dividends	6.9	4.3
Employer contributions to pension & postretirement plans	(4.3)	(2.6)
Changes in noncurrent assets	21.0	14.8
Changes in noncurrent liabilities	(4.0)	(6.6)
Net cash flows from operating activities	202.7	284.5
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from:
Dividend reinvestment plan & other	1.5	1.5
Long-term debt, net of issuance costs	-	191.2
Requirements for:
Dividends on common stock	(27.5)	(27.1)
Retirement of long-term debt	(0.7)	(0.6)
Net change in short-term borrowings	(49.2)	(405.9)
Net cash flows from financing activities	(75.9)	(240.9)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from:
Unconsolidated affiliate distributions	0.5	-
Other collections	2.0	0.9
Requirements for:
Capital expenditures, excluding AFUDC equity	(71.0)	(117.4)
Unconsolidated affiliate investments	(0.1)	(0.1)
Other investments	(1.1)	(0.8)
Net cash flows from investing activities	(69.7)	(117.4)
Net change in cash & cash equivalents	57.1	(73.8)
Cash & cash equivalents at beginning of period	11.9	93.2
Cash & cash equivalents at end of period	$ 69.0	$ 19.4

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

The interim consolidated condensed financial statements included in this report have been prepared by the Company, without audit, as provided in the rules and regulations of the Securities and Exchange Commission and include a review of subsequent events through the date the financial statements were issued.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted as provided in such rules and regulations.  The information in this report reflects all adjustments which are, in the opinion of management, necessary to fairly state the interim periods presented, inclusive of adjustments that are normal and recurring in nature.  These consolidated condensed financial statements and related notes should be read in conjunction with the Company’s audited annual consolidated financial statements for the year ended December 31, 2009, filed with the Securities and Exchange Commission on February 26, 2010, on Form 10-K.  Because of the seasonal nature of the Company’s utility operations, the results shown on a quarterly basis are not necessarily indicative of annual results.

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

3.	Comprehensive Income

Comprehensive income consists of the following:

	Three Months
	Ended March 31,
(In millions)	2010	2009
Net income	$63.2	$72.8
Comprehensive income (loss) of unconsolidated affiliates	(7.1)	(21.9)
Cash flow hedges
Unrealized gains/(losses)	(0.5)	0.1
Reclassifications to net income	-	(0.1)
Income taxes	3.1	8.9
Total comprehensive income	$58.7	$59.8

Accumulated other comprehensive income arising from unconsolidated affiliates is primarily the Company’s portion of ProLiance Holdings, LLC’s accumulated comprehensive income related to use of cash flow hedges.  (See Note 8 for more information on ProLiance.)

4.	Earnings Per Share

The Company uses the two class method to calculate earnings per share (EPS).  The two class method is an earnings allocation formula that treats a participating security as having rights to earnings that otherwise would have been available to common shareholders.  Under the two-class method, earnings for a period are allocated between common shareholders and participating security holders based on their respective rights to receive dividends as if all undistributed book earnings for the period were distributed.  Basic EPS is computed by dividing net income attributable to only the common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS includes the impact of stock options and other equity based instruments to the extent the effect is dilutive.  The following table illustrates the basic and dilutive EPS calculations for the periods presented in these financial statements.

	Three Months
	Ended March 31,
(In millions, except per share data)	2010	2009

Numerator:
Numerator for basic EPS	$63.1	$72.6
Add back earnings attributable to participating securities	0.1	0.2
Reported net income (Numerator for Diluted EPS)	$63.2	$72.8

Denominator:
Weighted average common shares outstanding (Basic EPS)	81.0	80.6
Conversion of share based compensation arrangements	0.2	0.1
Adjusted weighted average shares outstanding and assumed conversions outstanding (Diluted EPS)	81.2	80.7

Basic EPS	$0.78	$0.90
Diluted EPS	$0.78	$0.90

For the three months ended March 31, 2010 and 2009, options to purchase 517,800 and 837,100, respectively, of additional shares of the Company’s common stock were outstanding, but were not included in the computation of diluted EPS because their effect would be antidilutive.  The exercise prices for these options ranged from $24.74 to $27.15 for the three months ended March 31, 2010 and $23.19 to $27.15 for the three months ended March 31, 2009.

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

Net Periodic Benefit Costs
A summary of the components of net periodic benefit cost follows:

	Three Months Ended March 31,
	Pension Benefits		Other Benefits
(In millions)	2010	2009	2010	2009
Service cost	$ 1.6	$ 1.6	$ 0.1	$ 0.1
Interest cost	3.9	3.9	1.2	1.1
Expected return on plan assets	(4.6)	(4.1)	(0.1)	(0.1)
Amortization of prior service cost	0.4	0.4	(0.2)	(0.2)
Amortization of transitional obligation	-	-	0.3	0.3
Amortization of actuarial loss	0.5	0.6	0.1	0.1
Net periodic benefit cost	$ 1.8	$ 2.4	$ 1.4	$ 1.3

Employer Contributions to Qualified Pension Plans
Currently, the Company expects to contribute approximately $12 million to its pension plan trusts for 2010.  Through March 31, 2010, contributions of $3.0 million have been made.

Impact of Recent Healthcare Legislation
In March 2010, the President signed into law comprehensive health care reform legislation under the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010.  Included among the major provisions of the law is a change in the federal income tax treatment of a subsidy received by the Company to offset the cost of providing Medicare equivalent retiree prescription drug benefits, commonly referred to as the Medicare Part D subsidy.  Prior to the change in law, the deduction for retiree drug benefits excluded the government subsidy, effectively making the subsidy tax free.  As a result of the change in tax treatment, the Company recorded a $2.3 million increase in its deferred tax liabilities related to the estimated $6.1 million accrued subsidy receivable.  Like tax law changes in the past, it is expected that the impact of this change will be reflected in customer rates at some point in the future.  As a result, the Company has recorded a regulatory asset related to this matter in its financial statements at March 31, 2010.

6.	Excise and Utility Receipts Taxes

Excise taxes and a portion of utility receipts taxes are included in rates charged to customers.  Accordingly, the Company records these taxes received as a component of operating revenues, which totaled $15.3 million and $15.9 million in the three months ended March 31, 2010 and 2009, respectively.  Expenses associated with excise and utility receipts taxes are recorded as a component of Taxes other than income taxes.

7.	Accruals for Utility & Nonutility Plant

As of March 31, 2010 and December 31, 2009, the Company has accruals related to utility and nonutility plant purchases totaling approximately $14.0 million and $12.4 million, respectively.

8.	ProLiance Holdings, LLC

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

Summarized Financial Information

	Three Months
	Ended March 31,
(In millions)	2010	2009
Summarized statement of income information:
Revenues	$ 538.3	$ 658.8
Operating income	14.3	21.3
ProLiance's earnings	14.3	21.8

	As of
	March 31,	December 31,
(In millions)	2010	2009
Summarized balance sheet information:
Current assets	$ 395.2	$ 477.6
Noncurrent assets	60.6	61.7
Current liabilities	189.2	264.5
Noncurrent liabilities	4.4	4.0
Members' equity	285.4	282.4
Accumulated other comprehensive income (loss)	(23.2)	(11.6)

Vectren records its 61 percent share of ProLiance’s earnings after income taxes and an interest expense allocation.

Investment in Liberty Gas Storage
Liberty Gas Storage, LLC (Liberty), a joint venture between a subsidiary of ProLiance and a subsidiary of Sempra Energy (SE), is a development project for salt-cavern natural gas storage facilities.  ProLiance is the minority member with a 25 percent interest, which it accounts for using the equity method.  The project was expected to include 17 Bcf of capacity in its north facility, and an additional 17 Bcf of capacity in its south facility. The Liberty pipeline system is currently connected with several interstate pipelines, including the Cameron Interstate Pipeline operated by Sempra Pipelines & Storage, and will connect area LNG regasification terminals to an interstate natural gas transmission system and storage facilities.  It is now expected that only the south facility will be completed by the joint venture.  As a result, during the second quarter of 2009 the Company recorded an $11.9 million after tax charge associated with the north facility due to well-completion problems.  ProLiance’s investment in Liberty is $37.3 million at March 31, 2010, after reflecting the aforementioned charge.  The Company continues to monitor this investment and the timing of completion of the south facility.

Transactions with ProLiance
Purchases from ProLiance for resale and for injections into storage for the three months ended March 31, 2010 and 2009 totaled $163.4 and $202.9 million, respectively.  Amounts owed to ProLiance at March 31, 2010 and December 31, 2009 for those purchases were $32.7 million and $54.1 million, respectively, and are included in Accounts payable to affiliated companies in the Consolidated Balance Sheets.  Vectren received regulatory approval on April 25, 2006, from the IURC for ProLiance to provide natural gas supply services to the Company’s Indiana utilities through March 2011.  Amounts charged by ProLiance for gas supply services are established by supply agreements with each utility.

9.	Commitments & Contingencies

Corporate Guarantees
The Company issues corporate guarantees to certain vendors and customers of its wholly owned subsidiaries and unconsolidated affiliates.  These guarantees do not represent incremental consolidated obligations; rather, they represent parental guarantees of subsidiary and unconsolidated affiliate obligations in order to allow those subsidiaries and affiliates the flexibility to conduct business without posting other forms of collateral.  At March 31, 2010, corporate issued guarantees support a portion of Energy Systems Group’s (ESG) performance contracting commitments and warranty obligations described below.  In addition, the Company has approximately $62 million of other guarantees outstanding supporting other consolidated subsidiary operations, of which $49 million support non-regulated retail gas supply operations.  Guarantees issued and outstanding on behalf of unconsolidated affiliates approximated $3 million at March 31, 2010.  These guarantees relate primarily to arrangements between ProLiance and various natural gas pipeline operators.  The Company has not been called upon to satisfy any obligations pursuant to these parental guarantees and has accrued no significant liabilities related to these guarantees.

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

Specific to ESG, in its role as a general contractor in the performance contracting industry, at March 31, 2010, there are 65 open surety bonds supporting future performance.  The average face amount of these obligations is $3.5 million, and the largest obligation has a face amount of $30.4 million. These surety bonds are guaranteed by Vectren Corporation.  The maximum exposure of these obligations is less than these amounts for several factors, including the level of work already completed.  At March 31, 2010, approximately 50 percent of work was completed on projects with open surety bonds.  A significant portion of these commitments will be fulfilled within one year.  In instances where ESG operates facilities, project guarantees extend over a longer period.

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

Clean Air Act
The Clean Air Interstate Rule (CAIR) is an allowance cap and trade program that required reductions from coal-burning power plants for NOx emissions beginning January 1, 2009 and SO2 emissions beginning January 1, 2010, with a second phase of reductions in 2015.  On July 11, 2008, the US Court of Appeals for the District of Columbia vacated the federal CAIR regulations.  Various parties filed motions for reconsideration, and on December 23, 2008, the Court reinstated the CAIR regulations and remanded the regulations back to the USEPA for promulgation of revisions in accordance with the Court’s July 11, 2008 Order.  Thus, the original version of CAIR promulgated in March of 2005 remains effective while USEPA revises it per the Court’s guidance.  It is possible that a revised CAIR will require further reductions in NOx and SO2 from SIGECO’s generating units.  SIGECO is in compliance with the current CAIR Phase I annual NOx reduction requirements in effect on January 1, 2009 and the Phase I annual SO2 reduction requirements in effect on January 1, 2010.  Utilization of the Company’s inventory of NOx and SO2  allowances may also be impacted if CAIR is further revised; however, most of these allowances were granted to the Company at zero cost, so a reduction in carrying value is not expected.

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

To comply with Indiana’s implementation plan of the Clean Air Act of 1990, the CAIR regulations, and to comply with potential future regulations of mercury and further NOx and SO2  reductions, SIGECO has IURC authority to invest in clean coal technology.  Using this authorization, SIGECO has invested approximately $411 million in pollution control equipment, including Selective Catalytic Reduction (SCR) systems, fabric filters, and an SO2 scrubber at its generating facility that is jointly owned with ALCOA (the Company’s portion is 150 MW).  Of the $411 million, $312 million was included in rate base for purposes of determining SIGECO’s new electric base rates that went into effect on August 15, 2007 and $99 million is currently recovered through a rider mechanism which is periodically updated for actual costs incurred less post in-service depreciation expense. As part of its recent rate proceeding, the Company has requested to also include these more recent expenditures in rate base as well.  SCR technology is the most effective method of reducing NOx emissions where high removal efficiencies are required and fabric filters control particulate matter emissions.  With the SO2 scrubber fully operational, SIGECO is in compliance with the additional SO2 reductions required by Phase I CAIR that commenced on January 1, 2010.

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

Climate Change
The U.S. House of Representatives has passed a comprehensive energy bill that includes a carbon cap and trade program in which there is a progressive cap on greenhouse gas emissions and an auctioning and subsequent trading of allowances among those that emit greenhouse gases, a federal renewable portfolio standard, and utility energy efficiency targets.  Current proposed legislation also requires local natural gas distribution companies to hold allowances for the benefit of their customers.  As of the date of this filing, the Senate has not passed a bill, and the House bill is not law.  The U.S. Senate introduced a draft cap and trade proposal that is similar in structure to the House bill.

In the absence of federal legislation, several regional initiatives throughout the United States are in the process of establishing regional cap and trade programs.  While no climate change legislation is pending in Indiana, the state is an observer to the Midwestern Regional Greenhouse Gas Reduction Accord and the state’s legislature debated, but did not pass, a renewable energy portfolio standard in 2009.

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

Impact of Legislative Actions & Other Initiatives is Unknown
If legislation requiring reductions in CO2 and other greenhouse gases or legislation mandating a renewable energy portfolio standard is adopted, such regulation could substantially affect both the costs and operating characteristics of the Company’s fossil fuel generating plants, nonutility coal mining operations, and natural gas distribution businesses.  Further, any legislation would likely impact the Company’s generation resource planning decisions.  At this time and in the absence of final legislation, compliance costs and other effects associated with reductions in greenhouse gas emissions or obtaining renewable energy sources remain uncertain.  The Company has gathered preliminary estimates of the costs to comply with a cap and trade approach to controlling greenhouse gas emissions.  A preliminary investigation demonstrated costs to comply would be significant, first with regard to operating expenses for the purchase of allowances, and later for capital expenditures as technology becomes available to control greenhouse gas emissions.  However, these compliance cost estimates are based on highly uncertain assumptions, including allowance prices and energy efficiency targets.  Costs to purchase allowances that cap greenhouse gas emissions or expenditures made to control emissions should be considered a cost of providing electricity, and as such, the Company believes recovery should be timely reflected in rates charged to customers.  Customer rates may also be impacted should decisions be made to reduce the level of sales to municipal and other wholesale customers in order to meet emission targets.

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

Indiana Gas accrued the estimated costs for further investigation, remediation, groundwater monitoring, and related costs for the sites.  While the total costs that may be incurred in connection with addressing these sites cannot be determined at this time, Indiana Gas has recorded cumulative costs that it reasonably expects to incur totaling approximately $23.3 million.  The estimated accrued costs are limited to Indiana Gas’ share of the remediation efforts.  Indiana Gas has arrangements in place for 19 of the 26 sites with other potentially responsible parties (PRP), which limit Indiana Gas’ costs at these 19 sites to between 20 percent and 50 percent.

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

The costs the Company expects to incur are estimated by management using assumptions based on actual costs incurred, the timing of expected future payments, and inflation factors, among others.  While the Company’s utilities have recorded all costs which they presently expect to incur in connection with activities at these sites, it is possible that future events may require some level of additional remedial activities which are not presently foreseen and those costs may not be subject to PRP or insurance recovery.  As of March 31, 2010 and December 31, 2009, approximately $5.9 million and $6.5 million of accrued, but not yet spent, remediation costs are included in Other Liabilities related to both the Indiana Gas and SIGECO sites.

11.	Rate & Regulatory Matters

Vectren South Electric Base Rate Filings
On December 11, 2009, the Company filed a request with the IURC to adjust its electric base rates in its South service territory.  The requested increase in base rates addresses capital investments, a modified electric rate design that facilitates a partnership between the Company and customers to pursue energy efficiency and conservation, and new energy efficiency programs to complement those currently offered for natural gas customers.  In total the request approximated $54 million.  The request addresses the roughly $325 million spent in infrastructure construction since its last base rate increase in August 2007 that was needed to continue to provide reliable service.  Most of the remainder of the request is to account for the now lower overall sales levels resulting from the recession.  A portion of the request reflects a slight increase in annual operating and maintenance costs since the last rate case.  The rate design proposed in the filing would break the link between customers’ consumption and the utility’s rate of return, thereby aligning the utility’s and customers’ interests in using less energy.  The request assumes an overall rate of return of 7.62 percent on rate base of approximately $1,294 million and an allowed return on equity (ROE) of 10.7 percent.  Based on the current procedural schedule, an order is likely in the first quarter of 2011.

Straight Fixed Variable Rate Design Fully Implemented in Vectren Ohio’s Service Territory
On January 7, 2009 the PUCO issued a rate Order allowing for a two-phase transition to a straight fixed variable rate design to be fully implemented by February 22, 2010 for all residential and some commercial customers.  This type of rate design places substantially all of the fixed cost recovery in the customer service charge; and, therefore, mitigates most weather risk as well as the effects of declining usage.  Starting in February 2010, nearly 90 percent of the combined residential and commercial base rate margins are recovered through the customer service charge.  The OCC has appealed this rate order to the Ohio Supreme Court.  The appeal is substantially the same as appeals filed by the OCC in two other cases in which the PUCO approved similar rate designs.  The Ohio Supreme Court affirmed the PUCO orders authorizing straight fixed variable rate design in the other two cases. The OCC’s appeal related to the Company’s case has not yet been decided.

Vectren Ohio Continues the Process to Exit the Merchant Function
The second phase of VEDO’s exiting the merchant function began on April 1, 2010.  During this phase, the Company no longer sells natural gas directly to customers.  Rather, state-certified Competitive Retail Natural Gas Suppliers, that were successful bidders in a regulatory-approved auction, sell the gas commodity to specific customers for a 12 month period at auction-determined standard pricing.  That auction was conducted on January 12, 2010, and the auction results were approved by the PUCO on January 13.  Vectren Source, the Company’s nonutility retail gas marketer, was a successful bidder on one tranche of customers.  The plan approved by the PUCO requires that the Company conduct at least two auctions during this phase.  As such, the Company will conduct another auction in advance of the second 12-month term, which will commence on April 1, 2011.  Consistent with current practice, customers will continue to receive one bill for the delivery of natural gas service.

The PUCO provided for an Exit Transition Cost rider, which allows the Company to recover costs associated with the transition process.  The impact of exiting the merchant function should not have a material impact on Company earnings or financial condition.  It will however reduce Gas utility revenues and have an equal and offsetting impact to Cost of gas sold as VEDO no longer purchases gas for resale to these customers.

MISO

The Company is a member of the MISO, a FERC approved regional transmission organization.  Historically, the Company has typically been in a net sales position with MISO as generation capacity is in excess of that needed to serve native load and is from time to time in a net purchase position.  Recently, MISO market prices have fallen and the Company has more frequently been a net purchaser.  When the Company is a net seller such net revenues, which totaled $9.8 million and $10.2 million for the three months ended March 31, 2010 and 2009, respectively, are included in Electric utility revenues.  When the Company is a net purchaser such net purchases, which totaled $9.0 million and $4.3 million for the three months ended March 31, 2010 and 2009, respectively, are included in Cost of fuel & purchased power.  Net positions are determined on an hourly basis.

The Company also receives transmission revenue from the MISO, which is included in Electric utility revenues and totaled $4.8 million and $3.0 million for the three months ended March 31, 2010 and 2009, respectively.  These revenues result from other MISO members’ use of the Company’s transmission system, as well as the recovery of the Company’s investment in certain new electric transmission projects meeting MISO’s transmission expansion plan criteria.

12.	Fair Value Measurements

The carrying values and estimated fair values of the Company's other financial instruments follow:

	March 31, 2010		December 31, 2009
(In millions)	Carrying Amount	Est. Fair Value	Carrying Amount	Est. Fair Value
Long-term debt	$ 1,639.2	$ 1,732.8	$ 1,639.8	$ 1,720.1
Short-term borrowings & notes payable	164.3	164.3	213.5	213.5
Cash & cash equivalents	69.0	69.0	11.9	11.9

For the balance sheet dates presented in these financial statements, other than $62.5 million invested in money market funds and included in Cash and cash equivalents as of March 31, 2010, the Company had no material assets or liabilities recorded at fair value outstanding, and no material assets or liabilities valued using Level 2 or Level 3 inputs.  The money market investments were valued using Level 1 inputs.

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

Under current regulatory treatment, call premiums on reacquisition of utility long-term debt are generally recovered in customer rates over the life of the refunding issue or over a 15-year period.  Accordingly, any reacquisition would not be expected to have a material effect on the Company's results of operations.

Because of the customized nature of notes receivable investments and lack of a readily available market, it is not practical to estimate the fair value of these financial instruments at specific dates without considerable effort and cost.  At March 31, 2010 and December 31, 2009, the fair value for these financial instruments was not estimated.  The carrying value of notes receivable, inclusive of any accrued interest and net of impairment reserves, was approximately $12.4 million at March 31, 2010 and $16.7 at December 31, 2009.

13.	Impact of Other Newly Adopted and Newly Issued Accounting Guidance

Variable Interest Entities
In June 2009, the FASB issued new accounting guidance regarding variable interest entities (VIE’s).  This new guidance is effective for annual reporting periods beginning after November 15, 2009.  This guidance requires a qualitative analysis of which holder of a variable interest controls the VIE and if that interest holder must consolidate a VIE.  Additionally, it requires additional disclosures and an ongoing reassessment of who must consolidate a VIE.  The Company adopted this guidance on January 1, 2010. The adoption did not have any impact on the consolidated financial statements.

Fair Value Measurements & Disclosures
In January 2010, the FASB issued new accounting guidance on improving disclosures about fair market value.  This guidance amends prior disclosure requirements involving fair value measurements to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. The guidance also clarifies existing fair value disclosures in regard to the level of disaggregation and about inputs and valuation techniques used to measure fair value.  The guidance also amends prior disclosure requirements regarding postretirement benefit plan assets to require that disclosures be provided by classes of assets instead of major categories of assets.  This guidance is effective for the first reporting period beginning after December 15, 2009.  The Company adopted this guidance for its first quarter 2010 reporting.  The adoption did not have anyl impact on the consolidated financial statements.

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

Information related to the Company’s business segments is summarized below:

	Three Months
	Ended March 31,
(In millions)	2010	2009
Revenues
Utility Group
Gas Utility Services	$ 468.1	$ 527.4
Electric Utility Services	144.9	125.0
Other Operations	11.1	10.7
Eliminations	(10.7)	(10.3)
Total Utility Group	613.4	652.8
Nonutility Group	184.7	191.2
Eliminations	(57.8)	(48.8)
Consolidated Revenues	$ 740.3	$ 795.2

Profitability Measure - Net Income
Utility Group
Gas Utility Services	$ 39.7	$ 41.2
Electric Utility Services	12.4	11.9
Other Operations	3.3	3.1
Utility Group Net Income	55.4	56.2
Nonutility Group Net Income	7.8	16.5
Corporate & Other Group Net	-	0.1
Consolidated Net Income	$ 63.2	$ 72.8

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

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto as well as the Company’s 2009 annual report filed on Form 10-K.  Summary results for the quarter ended March 31, 2010 and 2009 follow:

	Three Months
	Ended March 31,
(In millions, except per share data)	2010	2009
Net income	$ 63.2	$ 72.8
Attributed to:
Utility Group	55.4	56.2
Nonutility Group	7.8	16.5
Corporate & other	-	0.1

Basic EPS	$ 0.78	$ 0.90
Attributed to:
Utility Group	0.68	0.70
Nonutility Group	0.10	0.20
Corporate & other	-	-

Results
For the three months ended March 31, 2010, consolidated net income was $63.2 million, or $0.78 per share, compared to earnings of $72.8 million, or $0.90 per share, in 2009.

Utility Group
In the first quarter of 2010, the Utility Group’s earnings were $55.4 million, compared to $56.2 million in 2009, a decrease of $0.8 million.  Growth in large customer margin and some benefit from the cold January and February 2010 weather, primarily in the Company’s electric operations, favorably impact utility results.  These margin increases were partially offset by anticipated first quarter impacts from rate design changes in the Ohio natural gas service territory as that territory moved to more of a fixed charge rate design, increased depreciation and interest expense associated with rate base growth and the long-term financing associated with those investments, and a higher effective tax rate than in the prior year.

The rate design approved by the PUCO on January 7, 2009 allowed for the phased movement toward a straight fixed variable rate design which places substantially all of the fixed cost recovery in the customer service charge.  This rate design mitigates most weather risk as well as the effects of declining usage, similar to the Company’s lost margin recovery mechanism in place in the Indiana natural gas service territories and the mechanism in place in Ohio prior to this rate order.  Starting in February 2010, nearly 90 percent of the combined residential and commercial base rate margins began being recovered through the customer service charge.  As a result, some margin previously recovered during the peak delivery winter months is more ratably recognized throughout the year.

Nonutility Group
The Nonutility Group’s 2010 first quarter earnings were $7.8 million, compared to $16.5 million in 2009, a decrease of $8.7 million.  The decrease is due primarily to lower earnings from the primary nonutility operations.  The Company’s primary nonutility operations contributed $10.8 million in the first quarter of 2010, compared to $17.7 million in the first quarter of 2009.  Primary nonutility operations are Energy Marketing and Services companies, Coal Mining operations, and Energy Infrastructure companies.

Of the $6.9 million decrease in primary nonutility group earnings, $5.2 million is attributable to Energy Marketing and Services and $2.8 million is attributable to Energy Infrastructure services.  The decrease in Energy Marketing and Services’ earnings is partly attributable to anticipated lower retail gas marketing earnings and lower earnings from ProLiance given less volatility in the natural gas markets.  The decrease in Energy Infrastructure earnings primarily reflects the impacts of unfavorable January and February weather conditions on pipeline construction activities in Miller Pipeline’s service territory.  Coal Mining earnings were $3.9 million compared to $2.8 million in 2009.

Other nonutility businesses, which include legacy real estate and other investments, operated at a loss of $3.0 million in 2010 compared to a loss of $1.2 million in 2009.  The lower results in 2010 were driven primarily by a reduction in the value of a note receivable recorded in 2002 related to a previously exited business.

Dividends

Dividends declared for the three months ended March 31, 2010, were $0.340 per share compared to $0.335 per share for the same period in 2009.

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

Results of Operations of the Utility Group

The Utility Group is comprised of Utility Holdings’ operations.  The operations of the Utility Group consist of the Company’s regulated operations and other operations that provide information technology and other support services to those regulated operations.  Regulated operations consist of a natural gas distribution business that provides natural gas distribution and transportation services to nearly two-thirds of Indiana and to west central Ohio and an electric transmission and distribution business, which provides electric distribution services primarily to southwestern Indiana, and the Company’s power generating and wholesale power operations.  In total, these regulated operations supply natural gas and/or electricity to over one million customers. Utility Group operating results before certain intersegment eliminations and reclassifications for the three months ended March 31, 2010 and 2009 follow:

	Three Months
	Ended March 31,
(In millions, except per share data)	2010	2009
OPERATING REVENUES
Gas utility	$468.1	$527.4
Electric utility	144.9	125.0
Other	0.4	0.4
Total operating revenues	613.4	652.8
OPERATING EXPENSES
Cost of gas sold	297.8	354.6
Cost of fuel & purchased power	58.0	47.0
Other operating	81.6	79.3
Depreciation & amortization	46.5	43.9
Taxes other than income taxes	22.3	22.8
Total operating expenses	506.2	547.6

OPERATING INCOME	107.2	105.2

OTHER INCOME - NET	2.2	1.5

INTEREST EXPENSE	20.3	18.7

INCOME BEFORE INCOME TAXES	89.1	88.0

INCOME TAXES	33.7	31.8

NET INCOME	$55.4	$56.2

CONTRIBUTION TO VECTREN BASIC EPS	$0.68	$0.70

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

Rate Design Strategies
Sales of natural gas and electricity to residential and commercial customers are seasonal and are impacted by weather.  Trends in average use among natural gas residential and commercial customers have tended to decline in recent years as more efficient appliances and furnaces are installed and the price of natural gas has been volatile.  In the Company’s two Indiana natural gas service territories, normal temperature adjustment (NTA) and lost margin recovery mechanisms largely mitigate the effect on Gas Utility margin that would otherwise be caused by variations in volumes sold to these customers due to weather and changing consumption patterns.  The Ohio natural gas service territory had a lost margin recovery mechanism similar to that in the Indiana territory.  That mechanism ended when new base rates went into effect in February 2009 and was replaced by a rate design, commonly referred to as a straight fixed variable rate design, which is more dependent on monthly service charge revenues and less dependent on volumetric revenues than previous rate designs. This new rate design, which was fully implemented in February 2010, mitigates most weather risk and risk of decreasing consumption levels in Ohio.  SIGECO’s electric service territory has neither an NTA nor lost margin recovery mechanisms; however, rate designs proposed in a recently filed rate case would provide a lost margin recovery mechanism that works in tandem with conservation initiatives, similar to rate designs in place in the Indiana natural gas service territories.

Tracked Operating Expenses
Margin is also impacted by the collection of state mandated taxes, which fluctuate with gas and fuel costs, as well as other tracked expenses.  In Indiana, gas pipeline integrity management costs, costs to fund energy efficiency programs, MISO transmission revenues and costs, unaccounted for gas, and the gas cost component of uncollectible accounts expense based on historical experience are tracked.  Certain operating costs, including depreciation, associated with operating environmental compliance equipment at electric generation facilities and regional electric transmission investments are also tracked.  In Ohio expenses such as uncollectible accounts expense, percent of income payment plan expenses, costs associated with exiting the merchant function, costs to perform service riser replacement , and unaccounted for gas are subject to tracking mechanisms.

Recessionary Impacts
Gas and electric margin generated from sales to large customers (generally industrial and other contract customers) is primarily impacted by overall economic conditions and changes in demand for those customers’ products.  The recent recession has had and may continue to have some negative impact on sales to and usage by both gas and electric large customers.  This impact has included, and may continue to include, tempered growth, significant conservation measures, and increased plant closures and bankruptcies.  While no one industrial customer comprises 10 percent of consolidated revenues, the top five industrial electric customers comprise approximately 16 percent of electric utility margin for the three months ended March 31, 2010, and therefore any significant decline in their collective margin could adversely impact operating results.  Deteriorating economic conditions may also lead to continued lower residential and commercial customer counts.  Further, resulting from the lower power prices, decreased demand for electricity and higher coal prices associated with contracts negotiated in 2008, the Company’s coal-fired generation has been dispatched less often by the MISO.  This has resulted in lower wholesale sales, more power being purchased from the MISO for native load requirements, and larger coal inventories.  However, during the first quarter of 2010, the Company experienced some improvement in economic conditions.

Following is a discussion and analysis of margin generated from regulated utility operations.

Gas Utility Margin (Gas utility revenues less Cost of gas sold)
Gas utility margin and throughput by customer type follows:

	Three Months
	Ended March 31,
(In millions)	2010	2009
Gas utility revenues	$468.1	$527.4
Cost of gas sold	297.8	354.6
Total gas utility margin	$170.3	$172.8
Margin attributed to:
Residential & commercial customers	$150.0	$152.6
Industrial customers	16.2	15.1
Other	4.1	5.1
Sold & transported volumes in MMDth attributed to:
Residential & commercial customers	54.6	52.6
Industrial customers	26.6	24.1
Total sold & transported volumes	81.2	76.7

For the quarter ended March 31, 2010, gas utility margins were $170.3 million, a decrease of $2.5 million, compared to 2009.  Management estimates a $2.5 million decrease in margin quarter over quarter due to the Ohio rate design change.  Large customer margin increased by $1.0 million due to increased volumes sold.  Margin increased $0.4 million quarter over quarter due to an increase in operating expenses directly recovered in margin.  The remaining decrease is primarily due to lower miscellaneous revenues associated with lower gas costs.  The average cost per dekatherm of gas purchased for the three months ended March 31, 2010 was $6.75 compared to $7.39 in 2009.

Electric Utility Margin (Electric utility revenues less Cost of fuel & purchased power)
Electric utility margin and volumes sold by customer type follows:

	Three Months
	Ended March 31,
(In millions)	2010	2009

Electric utility revenues	$144.9	$125.0
Cost of fuel & purchased power	58.0	47.0
Total electric utility margin	$86.9	$78.0
Margin attributed to:
Residential & commercial customers	$55.6	$52.0
Industrial customers	22.2	18.7
Other customers	1.7	1.6
Subtotal: retail	$79.5	$72.3
Wholesale power & transmission system margin	7.4	5.7
Total electric utility margin	$86.9	$78.0

Electric volumes sold in GWh attributed to:
Residential & commercial customers	711.9	671.6
Industrial customers	610.4	509.0
Other customers	6.0	5.1
Total retail volumes sold	1,328.3	1,185.7

Retail
Electric retail utility margin was $79.5 million for the three months ended March 31, 2010, and compared to 2009 increased $7.2 million.  Across all customer classes, year over year margin increased $1.6 million associated with returns on pollution control equipment and other investments, and margin associated with tracked costs such as recovery of MISO and pollution control operating expenses increased $1.2 million.  Management estimates weather increased residential and commercial margin $1.4 million compared to 2009.  Industrial margins, net of the impacts of regulatory initiatives and recovery of tracked costs, increased approximately $3.2 million due to increased volumes.

Margin from Wholesale Electric Activities
Periodically, generation capacity is in excess of native load.  The Company markets and sells this unutilized generating and transmission capacity to optimize the return on its owned assets.  Substantially all off-system sales occur into the MISO Day Ahead and Real Time markets.

Further detail of Wholesale activity follows:

	Three Months
	Ended March 31,
(In millions)	2010	2009
Off-system sales	$2.6	$2.7
Transmission system sales	4.8	3.0
Total wholesale margin	$7.4	$5.7

For the year three months ended March 31, 2010, wholesale margin was $7.4 million, representing an increase of $1.7 million, compared to 2009.

The Company earns a return on electric transmission projects constructed by the Company in its service territory that meet the criteria of Midwest Independent System Operator’s (MISO) transmission expansion plans.  Margin associated with these projects and other transmission system operations increased $1.8 million, to $4.8 million during the first quarter of 2010.

During 2010, margin from off-system sales retained by the company was generally flat compared to the prior year.  The base rate case effective August 17, 2007, requires that wholesale margin from off-system sales earned above or below $10.5 million be shared equally with customers as measured on a fiscal year ending in August, and results reflect the impact of that sharing.

Purchased Power
As a result of being dispatched less often by the MISO and executing long-term purchased power agreements with nearby wind farms, the Company has more frequently been a purchaser of power.  For the three months ended March 31, 2010 and 2009, respectively, the Company purchased approximately 241 GWh and 115 GWh of power from the MISO and other sources.  The total cost associated with these volumes of purchased power is approximately $12.1 million and $6.7 million in 2010 and 2009, respectively, and is included in the Cost of fuel & purchased power.

Utility Group Operating Expenses

Other Operating
For the three months ended March 31, 2010, other operating expenses were $81.6 million, an increase of $2.3 million, compared to 2009.  The increase results primarily from costs directly recovered in margin.  All other operating expenses were generally flat.

Depreciation & Amortization
Depreciation expense was $46.5 million for the quarter, an increase of $2.6 million compared to 2009.  This increase is reflective of over $300 million in utility expenditures placed into service over the last twelve months.  Plant additions include a landfill gas generating facility, a dry fly ash collection and disposal system, and various transmission-related projects.

Taxes Other Than Income Taxes
Taxes other than income taxes were $22.3 million for the quarter, a decrease of $0.5 million compared to the prior year quarter.  The decrease is primarily attributable to lower utility receipts, excise, and usage taxes that are directly offset in margin.

Other Income-Net

Other-net reflects income of $2.2 million for the quarter, an increase of $0.7 million compared to the prior year quarter.  The increase is primarily attributable to an increase in market values associated with investments related to benefit plans.

Interest Expense

Interest expense was $20.3 million for the quarter, an increase of $1.6 million compared to the prior year quarter.  The increase reflects the impact of long-term financing transactions completed in 2009.  The long-term financing transactions include a second quarter issuance by Utility Holdings of $100 million in unsecured eleven year notes with an interest rate of 6.28 percent and a third quarter completion by SIGECO of a $22.3 million debt issuance of 31 year tax exempt first mortgage bonds with an interest rate of 5.4 percent.

Income Taxes

In 2010, federal and state income taxes were $33.7 million for the quarter, an increase of $1.9 million compared to the prior year quarter.  The increase is primarily due to a lower effective rate in 2009 due to tax adjustments recorded in 2009.

During the quarter, the Company recorded a $2.3 million increase to its deferred tax liabilities associated with a change in the federal tax treatment of the Medicare Part D subsidy as a result of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 signed by the President as of the end of March 2010.  Like tax law changes in the past, it is expected that the impact of this change will be reflected in customer rates at some point in the future.  As a result, the Company recorded a regulatory asset related to this matter in its financial statements at March 31, 2010.

Environmental Matters

Clean Air Act
The Clean Air Interstate Rule (CAIR) is an allowance cap and trade program that required reductions from coal-burning power plants for NOx emissions beginning January 1, 2009 and SO2 emissions beginning January 1, 2010, with a second phase of reductions in 2015.  On July 11, 2008, the US Court of Appeals for the District of Columbia vacated the federal CAIR regulations.  Various parties filed motions for reconsideration, and on December 23, 2008, the Court reinstated the CAIR regulations and remanded the regulations back to the USEPA for promulgation of revisions in accordance with the Court’s July 11, 2008 Order.  Thus, the original version of CAIR promulgated in March of 2005 remains effective while USEPA revises it per the Court’s guidance.  It is possible that a revised CAIR will require further reductions in NOx and SO2 from SIGECO’s generating units.  SIGECO is in compliance with the current CAIR Phase I annual NOx reduction requirements in effect on January 1, 2009 and the Phase I annual SO2 reduction requirements in effect on January 1, 2010.  Utilization of the Company’s inventory of NOx and SO2  allowances may also be impacted if CAIR is further revised; however, most of these allowances were granted to the Company at zero cost, so a reduction in carrying value is not expected.

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

To comply with Indiana’s implementation plan of the Clean Air Act of 1990, the CAIR regulations, and to comply with potential future regulations of mercury and further NOx and SO2  reductions, SIGECO has IURC authority to invest in clean coal technology.  Using this authorization, SIGECO has invested approximately $411 million in pollution control equipment, including Selective Catalytic Reduction (SCR) systems, fabric filters, and an SO2 scrubber at its generating facility that is jointly owned with ALCOA (the Company’s portion is 150 MW).  Of the $411 million, $312 million were included in rate base for purposes of determining new base rates that went into effect on August 15, 2007 and $99 million is currently recovered through a rider mechanism which is periodically updated for actual costs incurred less post in-service depreciation expense.  As part of its recent rate proceeding, the Company has requested to also include these more recent expenditures in rate base as well.  SCR technology is the most effective method of reducing NOx emissions where high removal efficiencies are required and fabric filters control particulate matter emissions.  With the SO2 scrubber fully operational, SIGECO is in compliance with the additional SO2 reductions required by Phase I CAIR that commenced on January 1, 2010.

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

Climate Change

The U.S. House of Representatives has passed a comprehensive energy bill that includes a carbon cap and trade program in which there is a progressive cap on greenhouse gas emissions and an auctioning and subsequent trading of allowances among those that emit greenhouse gases, a federal renewable portfolio standard, and utility energy efficiency targets.  Current proposed legislation also requires local natural gas distribution companies to hold allowances for the benefit of their customers.  As of the date of this filing, the Senate has not passed a bill, and the House bill is not law.  The U.S. Senate introduced a draft cap and trade proposal that is similar in structure to the House bill.

In the absence of federal legislation, several regional initiatives throughout the United States are in the process of establishing regional cap and trade programs.  While no climate change legislation is pending in Indiana, the state is an observer to the Midwestern Regional Greenhouse Gas Reduction Accord and the state’s legislature debated, but did not pass, a renewable energy portfolio standard in 2009.

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

Impact of Legislative Actions & Other Initiatives is Unknown
If legislation requiring reductions in CO2 and other greenhouse gases or legislation mandating a renewable energy portfolio standard is adopted, such regulation could substantially affect both the costs and operating characteristics of the Company’s fossil fuel generating plants, nonutility coal mining operations, and natural gas distribution businesses.  Further, any legislation would likely impact the Company’s generation resource planning decisions.  At this time and in the absence of final legislation, compliance costs and other effects associated with reductions in greenhouse gas emissions or obtaining renewable energy sources remain uncertain.  The Company has gathered preliminary estimates of the costs to comply with a cap and trade approach to controlling greenhouse gas emissions.  A preliminary investigation demonstrated costs to comply would be significant, first with regard to operating expenses for the purchase of allowances, and later for capital expenditures as technology becomes available to control greenhouse gas emissions.  However, these compliance cost estimates are based on highly uncertain assumptions, including allowance prices and energy efficiency targets.  Costs to purchase allowances that cap greenhouse gas emissions or expenditures made to control emissions should be considered a cost of providing electricity, and as such, the Company believes recovery should be timely reflected in rates charged to customers.  Customer rates may also be impacted should decisions be made to reduce the level of sales to municipal and other wholesale customers in order to meet emission targets.

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

Indiana Gas accrued the estimated costs for further investigation, remediation, groundwater monitoring, and related costs for the sites.  While the total costs that may be incurred in connection with addressing these sites cannot be determined at this time, Indiana Gas has recorded cumulative costs that it reasonably expects to incur totaling approximately $23.3 million.  The estimated accrued costs are limited to Indiana Gas’ share of the remediation efforts.  Indiana Gas has arrangements in place for 19 of the 26 sites with other potentially responsible parties (PRP), which limit Indiana Gas’ costs at these 19 sites to between 20 percent and 50 percent.

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

The costs the Company expects to incur are estimated by management using assumptions based on actual costs incurred, the timing of expected future payments, and inflation factors, among others.  While the Company’s utilities have recorded all costs which they presently expect to incur in connection with activities at these sites, it is possible that future events may require some level of additional remedial activities which are not presently foreseen and those costs may not be subject to PRP or insurance recovery.  As of March 31, 2010 and December 31, 2009, approximately $5.9 million and $6.5 million of accrued, but not yet spent, remediation costs are included in Other Liabilities related to both the Indiana Gas and SIGECO sites.

Rate & Regulatory Matters

Vectren South Electric Base Rate Filings
On December 11, 2009, the Company filed a request with the IURC to adjust its electric base rates in its South service territory.  The requested increase in base rates addresses capital investments, a modified electric rate design that facilitates a partnership between the Company and customers to pursue energy efficiency and conservation, and new energy efficiency programs to complement those currently offered for natural gas customers.  In total the request approximated $54 million.  The request addresses the roughly $325 million spent in infrastructure construction since its last base rate increase in August 2007 that was needed to continue to provide reliable service.  Most of the remainder of the request is to account for the now lower overall sales levels resulting from the recession.  A portion of the request reflects a slight increase in annual operating and maintenance costs since the last rate case.  The rate design proposed in the filing would break the link between customers’ consumption and the utility’s rate of return, thereby aligning the utility’s and customers’ interests in using less energy.  The request assumes an overall rate of return of 7.62 percent on rate base of approximately $1,294 million and an allowed return on equity (ROE) of 10.7 percent.  Based on the current procedural schedule, an order is likely in the first quarter of 2011.

Straight Fixed Variable Rate Design Fully Implemented in Vectren Ohio’s Service Territory
On January 7, 2009 the PUCO issued a rate Order allowing for a two-phase transition to a straight fixed variable rate design to be fully implemented by February 22, 2010 for all residential and some commercial customers.  This type of rate design places substantially all of the fixed cost recovery in the customer service charge; and, therefore, mitigates most weather risk as well as the effects of declining usage.  Starting in February 2010, nearly 90 percent of the combined residential and commercial base rate margins are recovered through the customer service charge.  The OCC has appealed this rate order to the Ohio Supreme Court.  The appeal is substantially the same as appeals filed by the OCC in two other cases in which the PUCO approved similar rate designs.  The Ohio Supreme Court affirmed the PUCO orders authorizing straight fixed variable rate design in the other two cases. The OCC’s appeal related to the Company’s case has not yet been decided.

Vectren Ohio Continues the Process to Exit the Merchant Function
The second phase of VEDO’s exiting the merchant function  began on April 1, 2010.  During this phase, the Company no longer sells natural gas directly to customers.  Rather, state-certified Competitive Retail Natural Gas Suppliers, that were successful bidders in a regulatory-approved auction, sell the gas commodity to specific customers for a 12 month period at auction-determined standard pricing.  That auction was conducted on January 12, 2010, and the auction results were approved by the PUCO on January 13.  Vectren Source, the Company’s nonutility retail gas marketer, was a successful bidder on one tranche of customers.  The plan approved by the PUCO requires that the Company conduct at least two auctions during this phase.  As such, the Company will conduct another auction in advance of the second 12-month term, which will commence on April 1, 2011.  Consistent with current practice, customers will continue to receive one bill for the delivery of natural gas service.

The PUCO provided for an Exit Transition Cost rider, which allows the Company to recover costs associated with the transition process.  The impact of exiting the merchant function should not have a material impact on Company earnings or financial condition.  It will however reduce Gas utility revenues and have an equal and offsetting impact to Cost of gas sold as VEDO no longer purchases gas for resale to these customers.

MISO

The Company is a member of the MISO, a FERC approved regional transmission organization.  Historically, the Company has typically been in a net sales position with MISO as generation capacity is in excess of that needed to serve native load and is from time to time in a net purchase position.  Recently, MISO market prices have fallen and the Company has more frequently been a net purchaser.  When the Company is a net seller such net revenues, which totaled $9.8 million and $10.2 million for the three months ended March 31, 2010 and 2009, respectively, are included in Electric utility revenues.  When the Company is a net purchaser such net purchases, which totaled $9.0 million and $4.3 million for the three months ended March 31, 2010 and 2009, respectively, are included in Cost of fuel & purchased power.  Net positions are determined on an hourly basis.

The Company also receives transmission revenue from the MISO which is included in Electric utility revenues and totaled $4.8 million and $3.0 million for the three months ended March 31, 2010 and 2009 respectively.  These revenues result from other MISO members’ use of the Company’s transmission system as well as the recovery of the Company’s investment in certain new electric transmission projects meeting MISO’s transmission expansion plan criteria.

One such project currently under construction meeting these expansion plan criteria is an interstate 345 kilovolt transmission line that will connect Vectren’s A.B. Brown Generating Station to a station in Indiana owned by Duke Energy to the north and to a station in Kentucky owned by Big Rivers Electric Corporation to the south.  Throughout the project, SIGECO is to recover an approximate 10 percent return, inclusive of the FERC approved equity rate of return of 12.38 percent, on capital investments through a rider mechanism which is updated annually for estimated costs to be incurred.  Of the total investment, which is expected to approximate $75 million, as of December 31, 2009, the Company has invested approximately $39.1 million as of March 31, 2010.  The Company expects this project to be fully operational in 2011.  At that time, any operating expenses including depreciation expense are also expected to be recovered through a FERC approved rider mechanism.  Further, the approval allows for recovery of expenditures made even in the event currently unforeseen difficulties delay or permanently halt the project.

Results of Operations of the Nonutility Group

The Nonutility Group operates in three primary business areas: Energy Marketing and Services, Coal Mining, and Energy Infrastructure Services.  Energy Marketing and Services markets and supplies natural gas and provides energy management services.  Coal Mining mines and sells coal.  Energy Infrastructure Services provides underground construction and repair and provides performance contracting and renewable energy services.  There are also other legacy businesses that have invested in energy-related opportunities and services, real estate, and leveraged leases, among other investments.  The Nonutility Group supports the Company’s regulated utilities pursuant to service contracts by providing natural gas supply services, coal, and infrastructure services.  Results reported by individual company are net of allocated corporate expenses.  Nonutility Group earnings for the three months ended March 31, 2010 and 2009 follow:

	Three Months
	Ended March 31,
(In millions, except per share amounts)	2010	2009

NET INCOME	$7.8	$16.5

CONTRIBUTION TO VECTREN BASIC EPS	$0.10	$0.20

NET INCOME (LOSS) ATTRIBUTED TO:
Energy Marketing & Services	$10.2	$15.4
Mining Operations	3.9	2.8
Energy Infrastructure Services	(3.3)	(0.5)
Other Businesses	(3.0)	(1.2)

Impact of the Recent Recession

Despite the beginning economic recovery, the recent recession has resulted in, and may continue to result in, a lower level of economic activity compared to historical levels and greater uncertainty regarding energy prices and other key factors that impact the Nonutility Group.  Economic declines have been accompanied by a decrease in demand for products and services offered by the Nonutility Group.  The recent recession has had, and may continue to have, some negative impact on utility industry spending for construction projects, demand for coal, and spending on performance contracting and renewable energy expansion.  It is also possible that if a weak economy continues, there could be further reductions in the value of certain nonutility real estate and other legacy investments.

Energy Marketing & Services

Energy Marketing and Services is comprised of the Company’s gas marketing operations, energy management services, and retail gas supply operations.  Operating entities contributing to these results include ProLiance and Vectren Source.  Results from Energy Marketing and Services for the quarter ended March 31, 2010, were earnings of $10.2 million, compared to $15.4 million in 2009.

ProLiance
ProLiance, a nonutility energy marketing affiliate of Vectren and Citizens, provides services to a broad range of municipalities, utilities, industrial operations, schools, and healthcare institutions located throughout the Midwest and Southeast United States.  ProLiance’s customers include Vectren’s Indiana utilities and nonutility gas supply operations and Citizens’ utilities.  ProLiance’s primary businesses include gas marketing, gas portfolio optimization, and other portfolio and energy management services.  Consistent with its ownership percentage, Vectren is allocated 61 percent of ProLiance’s profits and losses; however, governance and voting rights remain at 50 percent for each member; and therefore, the Company accounts for its investment in ProLiance using the equity method of accounting.  Vectren received regulatory approval on April 25, 2006, from the IURC for ProLiance to continue to provide natural gas supply services to the Company’s Indiana utilities through March 2011.  For the three months ended March 31, 2010 and 2009, the amounts recorded to Equity in earnings of unconsolidated affiliates related to ProLiance’s operations totaled income of $8.7 million and $13.3 million, respectively.

Vectren Energy Marketing and Services, Inc (EMS), a wholly owned subsidiary, holds the Company’s investment in ProLiance.  Within the consolidated entity, EMS is responsible for certain financing costs associated with ProLiance and is also responsible for income taxes and allocated corporate expenses related to the Company’s portion of ProLiance’s results.  During the quarter ended March 31, 2010, EMS’s results related to ProLiance, which is inclusive of financing costs, allocated corporate expenses, and income taxes, were approximately $3.9 million compared to $6.8 million in 2009. The $2.9 million decrease in 2010 compared to 2009 reflects reduced margins associated with optimizing its transportation and storage portfolio, due primarily to a reduction of firm transportation spread values between the production areas and Midwest market area.  The regional basis spread reduction impacting firm transportation values is due to a number of factors, some of which may continue into the future.  Those factors include shifting gas flows associated with the completion of new shale gas production and related infrastructure and the continuation of reduced industrial demand.  ProLiance’s storage capacity was 46 Bcf at March 31, 2010.

Investment in Liberty Gas Storage
Liberty Gas Storage, LLC (Liberty), a joint venture between a subsidiary of ProLiance and a subsidiary of Sempra Energy (SE), is a development project for salt-cavern natural gas storage facilities.  ProLiance is the minority member with a 25 percent interest, which it accounts for using the equity method.  The project was expected to include 17 Bcf of capacity in its north facility, and an additional 17 Bcf of capacity in its south facility. The Liberty pipeline system is currently connected with several interstate pipelines, including the Cameron Interstate Pipeline operated by Sempra Pipelines & Storage, and will connect area LNG regasification terminals to an interstate natural gas transmission system and storage facilities.  It is now expected that only the south facility will be completed by the joint venture.  As a result, during the second quarter of 2009 the Company recorded an $11.9 million after tax charge associated with the north facility due to well-completion problems.  ProLiance’s investment in Liberty is $37.3 million at March 31, 2010, after reflecting the aforementioned charge.  The Company continues to monitor this investment and the timing of completion of the south facility.

Vectren Source
Vectren Source, a wholly owned subsidiary, provides natural gas and other related products and services to customers opting for choice among energy providers.  Vectren Source earned approximately $6.3 million in the first quarter of 2010, compared to $8.6 million in 2009, a decrease of approximately $2.3 million.  First quarter results were lower than the prior year as expected due to margins on variable priced contracts in the first quarter of 2009.  Over the course of the prior year quarter, revenues on variable priced sales contracts fell more slowly than gas costs.  The smaller margin per unit earned during the first quarter of 2010 was offset by additional volume driven by a higher customer count. Vectren Source’s customer count at March 31, 2010 was approximately 195,000 equivalent customers, compared to 189,000 at December 31, 2009 and 171,000 at March 31, 2009.  The current customer base reflects nearly 37,000 equivalent customers in VEDO’s service territory as part of VEDO’s process of exiting the merchant function.  Vectren Source began providing services to these VEDO customers on October 1, 2008. This service ended March 31, 2010.  Vectren Source was a successful bidder in the second regulatory-approved auction that was conducted on January 12, 2010 related to VEDO’s exit the merchant function.  As a result of this auction, Vectren Source will sell gas commodity directly to approximately 37,000 equivalent customers in VEDO’s service territory for a twelve month period ending April 1, 2011.

Coal Mining

Coal Mining mines and sells coal to the Company’s utility operations and to third parties through its wholly owned subsidiary Vectren Fuels, Inc. (Vectren Fuels).  Coal Mining earned approximately $3.9 million during the first quarter of 2010, compared to $2.8 million in 2009, an increase of $1.1 million compared to 2009.

The increase is primarily due lower operating costs associated with the ongoing Prosperity Mine reconfiguration started in 2009 and a small increase in tons sold.  The Company has seen some improvement to the current demand and supply imbalance for Illinois Basin coal during the first quarter of 2010 due to the cold weather and some non-weather related improvement in demand for electricity; however, coal inventories remain elevated at customer locations.  Vectren Fuels continues to align its production closely with short-term customer needs.

Given the recent incidents at coal mines of other companies, the Company anticipates a significant increase in the frequency and scope of MSHA inspections.  The Company is currently assessing the impact such an increase in inspection activity may have on its operations.

Oaktown Mines
The first of two new underground mines located near Vincennes, Indiana, is operational.  The second mine is currently expected to open in 2012.  However, Vectren Fuels may continue to adjust this timing as it evaluates the impacts of current market conditions.  Reserves at the two mines are estimated at about 105 million tons of recoverable coal at 11,200 BTU and less than 6-pound sulfur dioxide.  The reserves at these new mines bring total coal reserves to approximately 140 million tons at March 31, 2010.  Once in production, the two new mines are capable of producing about 5 million tons of coal per year.

Energy Infrastructure Services

Energy Infrastructure Services provides energy performance contracting and renewable energy services through Energy Systems Group, LLC (ESG) and underground utility infrastructure construction and repair services through Miller Pipeline Corporation (Miller).  Energy Infrastructure Services operated at a seasonal loss of $3.3 million in the first quarter of 2010, compared to a loss of $0.5 million in 2009.

Energy Systems Group
ESG’s results were near break even and generally flat year over year.  At March 31, 2010, ESG’s backlog was $91 million, compared to $70 million at December 31, 2009.  The increased backlog reflects substantial work in the near term and ESG is on track to meet expectations.  The national focus on a comprehensive energy strategy as evidenced by the Energy Independence and Security Act of 2007 and the American Recovery and Reinvestment Act of 2009 continues to create favorable conditions for ESG’s growth and resulting earnings.

Miller Pipeline
Miller’s 2010 first quarter loss was $3.0 million compared to a loss of $0.6 million in 2009.  The lower earnings are due primarily to weather conditions negatively impacting construction activities in the Mid-Atlantic and Northeast throughout much of the first quarter of 2010.  Construction activity for the remainder of 2010 is expected to be strong and it is expected that the early earnings shortfall will be overcome by the end of the year.  As utilities across the country continue to replace their aging natural gas and wastewater infrastructure and needs for shale gas infrastructure become more prevalent, Miller is positioned for future growth.

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

Impact of Recently Issued Accounting Guidance

Variable Interest Entities
In June 2009, the FASB issued new accounting guidance regarding variable interest entities (VIE’s).  This new guidance is effective for annual reporting periods beginning after November 15, 2009.  This guidance requires a qualitative analysis of which holder of a variable interest controls the VIE and if that interest holder must consolidate a VIE.  Additionally, it requires additional disclosures and an ongoing reassessment of who must consolidate a VIE.  The Company adopted this guidance on January 1, 2010. The adoption did not have any impact on the consolidated financial statements.

Fair Value Measurements & Disclosures
In January 2010, the FASB issued new accounting guidance on improving disclosures about fair market value.  This guidance amends prior disclosure requirements involving fair value measurements to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. The guidance also clarifies existing fair value disclosures in regard to the level of disaggregation and about inputs and valuation techniques used to measure fair value.  The guidance also amends prior disclosure requirements regarding postretirement benefit plan assets to require that disclosures be provided by classes of assets instead of major categories of assets.  This guidance is effective for the first reporting period beginning after December 15, 2009.  The Company adopted this guidance for its first quarter 2010 reporting.  The adoption did not have any impact on the consolidated financial statements.

Financial Condition

Within Vectren’s consolidated group, Utility Holdings primarily funds the short-term and long-term financing needs of the Utility Group operations, and Vectren Capital Corp (Vectren Capital) funds short-term and long-term financing needs of the Nonutility Group and corporate operations.  Vectren Corporation guarantees Vectren Capital’s debt, but does not guarantee Utility Holdings’ debt.  Vectren Capital’s long-term and short-term obligations outstanding at March 31, 2010 approximated $333 million and $164 million, respectively.  Utility Holdings’ outstanding long-term and short-term borrowing arrangements are jointly and severally guaranteed by Indiana Gas, SIGECO, and VEDO.  Utility Holdings’ long-term obligations outstanding at March 31, 2010 approximated $920 million.  As of March 31, 2010, Utility Holdings had approximately $63 million of cash invested in money market funds.  Additionally, prior to Utility Holdings’ formation, Indiana Gas and SIGECO funded their operations separately, and therefore, have long-term debt outstanding funded solely by their operations.  SIGECO will also occasionally issue tax exempt debt to fund qualifying pollution control capital expenditures.

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

The credit ratings of the senior unsecured debt of Utility Holdings and Indiana Gas, at March 31, 2010, are A-/Baa1 as rated by Standard and Poor's Ratings Services (Standard and Poor’s) and Moody’s Investors Service (Moody’s), respectively.  The credit ratings on SIGECO's secured debt are A/A2.  Utility Holdings’ commercial paper has a credit rating of A-2/P-2.  The current outlook of Standard and Poor’s is stable.  The current outlook of Moody’s was updated from stable to positive subsequent to March 31, 2010.  Other than the Moody’s outlook, these ratings and outlooks have not changed since December 31, 2009.  A security rating is not a recommendation to buy, sell, or hold securities.  The rating is subject to revision or withdrawal at any time, and each rating should be evaluated independently of any other rating.  Standard and Poor’s and Moody’s lowest level investment grade rating is BBB- and Baa3, respectively.

The Company’s consolidated equity capitalization objective is 45-55 percent of long-term capitalization.  This objective may have varied, and will vary, depending on particular business opportunities, capital spending requirements, execution of long-term financing plans, and seasonal factors that affect the Company’s operations.  The Company’s equity component was 47 percent and 46 percent of long-term capitalization at March 31, 2010 and December 31, 2009, respectively.  Long-term capitalization includes long-term debt, including current maturities and debt subject to tender, as well as common shareholders’ equity.

As of March 31, 2010, the Company was in compliance with all financial covenants.

Available Liquidity in Current Credit Conditions

The Company’s A-/Baa1 investment grade credit ratings have allowed it to access the capital markets as needed throughout the financial market volatility and uncertainty.  As a result, the Company has significantly enhanced its short-term borrowing capacity.  The liquidity provided by recent financing transactions, when coupled with existing cash and expected internally generated funds, is expected to be sufficient over the near term to fund anticipated capital expenditures, investments, and other working capital requirements.

Debt redemptions total $48 million for the remainder of 2010 and $250 million is due in December of 2011.  The Company is currently considering the level of need for additional Nonutility Group long-term debt and whether to prefund a portion of the $250 million Utility Group 2011 debt redemption with a long-term debt issuance in 2010.  It is anticipated that the full $250 million will not require refinancing.  In addition, investors had the one-time option to put $10 million in May of 2010; however, no notice was received during the notification period and such debt has been reclassified as long-term.  Investors have the option to put $30 million to the Company in October of 2011.  Debt that can be put to the Company within one year or that is supported by a credit facility that expires within one year is classified in current liabilities in Long-term debt subject to tender.

Consolidated Short-Term Borrowing Arrangements

At March 31, 2010, the Company had $775 million of short-term borrowing capacity, including $520 million for the Utility Group and $255 million for the wholly owned Nonutility Group and corporate operations.  As reduced by letters of credit and borrowings currently outstanding, approximately $478 million was available for the Utility Group operations and approximately $81 million was available for the wholly owned Nonutility Group and corporate operations.  Of the $520 million in Utility Group capacity, $5 million is available through June, 2010 and $515 million is available through November, 2010; and the $255 million in Nonutility Group capacity is available through November, 2010.

Historically, the Company used short-term borrowings to supplement working capital needs and also to fund capital investments and debt redemptions until financed on a long-term basis.  The Company has historically funded the short-term borrowing needs of Utility Holdings’ operations through the commercial paper market.  Throughout 2009 and 2010, the Company has been able to place commercial paper without significant issue.  However, the level of required short-term borrowings at Utility Holdings is significantly lower compared to historical trends due to the recently completed long-term financing transactions, lower natural gas prices, and exiting the merchant function in Ohio.

Compared to historical trends, the Company anticipates over the next several years a greater use of the long-term capital markets to more timely finance capital investments and other growth as well as debt security redemptions.  This change comes as short-term borrowing arrangements have become less certain, more volatile, and the cost of unutilized capacity has increased.  Thus, while the Company expects to renew its short term borrowing facilities in 2010, the Company anticipates that capacity levels will be lowered due to the reduced requirements for short-term borrowings described above.  Under current market conditions, this change is expected to yield greater certainty to financing business operations at the expense of some increase in interest costs.

ProLiance Short-Term Borrowing Arrangements

ProLiance, a nonutility energy marketing affiliate of the Company, has separate borrowing capacity available through a syndicated credit facility.  The terms of this facility allow for $315 million of capacity, as adjusted for letters of credit and current inventory and receivable balances.  The current facility expires June 14, 2010.  ProLiance is in the process of renewing this facility at a comparable capacity level.  ProLiance currently has commitments in hand for the vast majority of a new facility, and anticipates a renewal in May of 2010.  This credit facility, when coupled with internally generated funds, is expected to provide sufficient liquidity to meet ProLiance's operational needs.  As of March 31, 2010, no borrowings were outstanding.  Neither the current facility, nor the facility currently being negotiated, is  guaranteed by Vectren or Citizens.

New Share Issues

The Company may periodically issue new common shares to satisfy the dividend reinvestment plan, stock option plan and other employee benefit plan requirements.  New issuances added additional liquidity of $1.5 million in both the first quarter of 2010 and 2009.  Throughout 2010, new issuances required to meet these various plan requirements are estimated to be approximately $6 million.

Potential Uses of Liquidity

Pension & Postretirement Funding Obligations

As of December 31, 2009, asset values of the Company’s qualified pension plans were approximately 82 percent of the projected benefit obligation.  Management currently estimates the qualified pension plans require Company contributions of approximately $12 million in 2010.  Under current market conditions, the Company estimates similar funding in 2011.  Through March 31, 2010, approximately $3 million in contributions to qualified pension plans were made.  In addition to the qualified plan funding, the Company anticipates payments totaling $20 million in 2010 associated with its other retirement and deferred compensation plans.

Corporate Guarantees

The Company issues corporate guarantees to certain vendors and customers of its wholly owned subsidiaries and unconsolidated affiliates.  These guarantees do not represent incremental consolidated obligations; rather, they represent parental guarantees of subsidiary and unconsolidated affiliate obligations in order to allow those subsidiaries and affiliates the flexibility to conduct business without posting other forms of collateral.  At March 31, 2010, corporate issued guarantees support a portion of Energy Systems Group’s (ESG) performance contracting commitments and warranty obligations described below.  In addition, the Company has approximately $62 million of other guarantees outstanding supporting other consolidated subsidiary operations, of which $49 million support non-regulated retail gas supply operations.  Guarantees issued and outstanding on behalf of unconsolidated affiliates approximated $3 million at March 31, 2010.  These guarantees relate primarily to arrangements between ProLiance and various natural gas pipeline operators.  The Company has not been called upon to satisfy any obligations pursuant to these parental guarantees and has accrued no significant liabilities related to these guarantees.

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

Specific to ESG, in its role as a general contractor in the performance contracting industry, at March 31, 2010, there are 65 open surety bonds supporting future performance.  The average face amount of these obligations is $3.5 million, and the largest obligation has a face amount of $30.4 million. These surety bonds are guaranteed by Vectren Corporation.  The maximum exposure of these obligations is less than these amounts for several factors, including the level of work already completed.  At March 31, 2010, approximately 50 percent of work was completed on projects with open surety bonds.  A significant portion of these commitments will be fulfilled within one year.  In instances where ESG operates facilities, project guarantees extend over a longer period.

In addition to its performance obligations, ESG also warrants the functionality of certain installed infrastructure generally for one year and the associated energy savings over a specified number of years.  In certain instances, these warranty obligations are also backed by Vectren Corporation.

Planned Capital Expenditures & Investments

Utility capital expenditures are estimated at $173 million for the remainder of 2010.  Nonutility capital expenditures and investments, principally for coal mine development and capital expenditures for the Energy Infrastructure Services businesses, are estimated at $71 million for the remainder of 2010.

Comparison of Historical Sources & Uses of Liquidity

Operating Cash Flow

The Company's primary source of liquidity to fund working capital requirements has been cash generated from operations, which totaled $202.7 million and $284.5 million for the three months ended March 31, 2010 and 2009, respectively.  The $81.8 million decrease in operating cash flow in 2010 compared to 2009 is due to changes in working capital accounts.

Financing Cash Flow

Although working capital requirements are generally funded by cash flow from operations, the Company uses short-term borrowings to supplement working capital needs when accounts receivable balances are at their highest and gas storage is refilled.  Additionally, short-term borrowings are required for capital projects and investments until they are financed on a long-term basis.  Net cash flow required for financing activities was $75.9 million in 2010 and $240.9 million in 2009.  The lower level of cash utilized for financing activities in 2010 reflects a lesser level of payoff of short-term borrowings during 2010’s first quarter.

Investing Cash Flow

Cash flow required for investing activities was $69.7 million in 2010 and $117.4 million in 2009.  Capital expenditures are the primary component of investing activities and totaled $71.0 million in 2010, compared to $117.4 million in 2009.  The decrease in capital expenditures reflects the roughly $20 million spent in 2009 associated with the January 2009 ice storm restoration projects as well as lower expenditures for coal mine development.

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

•
Factors affecting coal mining operations including  MSHA guidelines and interpretations of those guidelines, as well as additional mine regulations and more frequent and broader inspections that could result from the recent  mining incidents at coal mines of other companies; geologic, equipment, and operational risks; the ability to execute and negotiate new sales contracts and resolve contract interpretations; volatile coal market prices and demand;  supplier and contract miner performance; the availability of key equipment, contract miners and commodities; availability of transportation; and the ability to access/replace coal reserves .

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

These risks are not significantly different from the information set forth in Item 7A Quantitative and Qualitative Disclosures About Market Risk included in the Vectren 2009 Form 10-K and is therefore not presented herein.

ITEM 4.  CONTROLS AND PROCEDURES

Changes in Internal Controls over Financial Reporting

During the quarter ended March 31, 2010, there have been no changes to the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of March 31, 2010, the Company conducted an evaluation under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness and the design and operation of the Company's disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of March 31, 2010, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is:

    1)  recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and
    2)  accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

PART II

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

ITEM 1A.  RISK FACTORS

In addition to those risk factors set forth in Item 1A Risk Factors included in the Vectren 2009 Form 10-K, which are not presented herein, the Company is adding to and highlighting the following risk factor due to the recent mine incidents at coal mines of other companies.

Coal mining operations could be adversely affected by a number of factors.

The success of coal mining operations is predicated on the ability to fully access coal at two new company-owned mines; to operate owned mines in accordance with MSHA guidelines and regulations, recent interpretations of those guidelines and regulations, and any new guidelines or regulations that could result from the recent mining incidents at other company coal mines and to respond to more frequent and broader inspections; to negotiate and execute new sales contracts; and to manage production and production costs and other risks in response to changes in demand.  Other risks, which could adversely impact operating results, include but are not limited to:  market demand for coal; geologic, equipment, and operational risks; supplier and contract miner performance; the availability of miners, key equipment and commodities; availability of transportation; and the ability to access/replace coal reserves.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Periodically, the Company purchases shares from the open market to satisfy share requirements associated with the Company’s share-based compensation plans; however, no such open market purchases were made during the quarter ended March 31, 2010.

ITEM 6.  EXHIBITS

Exhibits and Certifications

3.1     Code of By-Laws of Vectren Corporation as Most Recently Amended April 7, 2010 and effective April 7, 2010.  (Filed and designated in Current Report on Form 8-K filed March 4, 2010, File No. 1-15467, as Exhibit 3.1.)

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

VECTREN CORPORATION
Registrant

May 7, 2010	/s/Jerome A. Benkert, Jr.
Jerome A. Benkert, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/M. Susan Hardwick
M. Susan Hardwick
Vice President, Controller and Assistant Treasurer
(Principal Accounting Officer)