Form 10-Q
period 2010-06-30
VECTREN CORP
filed 2010-08-06
CIK 1096385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
☒  Yes  ☐  No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes    ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock- Without Par Value	81,355,524	July 31, 2010
Class	Number of Shares	Date

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VECTREN CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited – In millions)

	June 30,	December 31,
	2010	2009

ASSETS

Current Assets
Cash & cash equivalents	$16.8	$11.9
Accounts receivable - less reserves of $4.7 & $5.2, respectively	138.7	162.4
Accrued unbilled revenues	58.2	144.7
Inventories	160.3	167.8
Recoverable fuel & natural gas costs	3.2	-
Prepayments & other current assets	76.3	95.1
Total current assets	453.5	581.9

Utility Plant
Original cost	4,697.1	4,601.4
Less: accumulated depreciation & amortization	1,779.7	1,722.6
Net utility plant	2,917.4	2,878.8

Investments in unconsolidated affiliates	169.9	186.2
Other utility & corporate investments	32.8	33.2
Other nonutility investments	40.6	46.2
Nonutility plant - net	486.0	482.6
Goodwill - net	242.0	242.0
Regulatory assets	174.8	187.9
Other assets	29.5	33.0
TOTAL ASSETS	$4,546.5	$4,671.8

The accompanying notes are an integral part of these consolidated condensed financial statements.

VECTREN CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited – In millions)

	June 30,	December 31,
	2010	2009

LIABILITIES & SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$115.5	$183.8
Accounts payable to affiliated companies	25.4	54.1
Refundable fuel & natural gas costs	1.3	22.3
Accrued liabilities	186.0	174.7
Short-term borrowings	145.6	213.5
Current maturities of long-term debt	49.1	48.0
Long-term debt subject to tender	41.3	51.3
Total current liabilities	564.2	747.7

Long-term Debt - Net of Current Maturities & Debt Subject to Tender	1,549.4	1,540.5

Deferred Income Taxes & Other Liabilities
Deferred income taxes	480.2	458.7
Regulatory liabilities	327.8	322.1
Deferred credits & other liabilities	205.8	205.6
Total deferred credits & other liabilities	1,013.8	986.4

Commitments & Contingencies (Notes 9-12)

Common Shareholders' Equity
Common stock (no par value) – issued & outstanding 81.2 & 81.1, respectively	670.7	666.8
Retained earnings	754.1	737.2
Accumulated other comprehensive income (loss)	(5.7)	(6.8)
Total common shareholders' equity	1,419.1	1,397.2

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$4,546.5	$4,671.8

The accompanying notes are an integral part of these consolidated condensed financial statements.

VECTREN CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited – In millions, except per share data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
OPERATING REVENUES
Gas utility	$122.9	$139.1	$591.0	$666.5
Electric utility	151.0	132.7	295.9	257.7
Nonutility revenues	128.5	103.7	255.8	246.5
Total operating revenues	402.4	375.5	1,142.7	1,170.7
OPERATING EXPENSES
Cost of gas sold	41.5	58.0	339.3	412.6
Cost of fuel & purchased power	57.8	50.3	115.8	97.3
Cost of nonutility revenues	49.4	43.3	109.9	117.5
Other operating	132.3	125.3	261.2	248.0
Depreciation & amortization	57.2	53.0	113.0	104.4
Taxes other than income taxes	12.1	13.2	35.2	36.7
Total operating expenses	350.3	343.1	974.4	1,016.5
OPERATING INCOME	52.1	32.4	168.3	154.2
OTHER INCOME (EXPENSE)
Equity in earnings (losses) of unconsolidated affiliates	(13.9)	(23.3)	(5.7)	(10.7)
Other income – net	0.9	4.1	0.4	6.5
Total other income (expense)	(13.0)	(19.2)	(5.3)	(4.2)

INTEREST EXPENSE	26.0	25.5	52.0	48.2

INCOME (LOSS) BEFORE INCOME TAXES	13.1	(12.3)	111.0	101.8

INCOME TAXES	4.4	(5.6)	39.1	35.7

NET INCOME (LOSS)	$8.7	$(6.7)	$71.9	$66.1

AVERAGE COMMON SHARES OUTSTANDING	81.0	80.7	81.0	80.7
DILUTED COMMON SHARES OUTSTANDING	81.2	80.7	81.2	80.7

EARNINGS (LOSS) PER SHARE OF COMMON STOCK:
BASIC	$0.11	$(0.08)	$0.89	$0.82
DILUTED	$0.11	$(0.08)	$0.89	$0.82

DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$0.340	$0.335	$0.680	$0.670

The accompanying notes are an integral part of these consolidated condensed financial statements.

VECTREN CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited – In millions)

	Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$71.9	$66.1
Adjustments to reconcile net income to cash from operating activities:
Depreciation & amortization	113.0	104.4
Deferred income taxes & investment tax credits	17.6	20.5
Equity in losses of unconsolidated affiliates	5.7	10.7
Provision for uncollectible accounts	10.2	9.4
Expense portion of pension & postretirement benefit cost	4.5	5.9
Other non-cash charges - net	14.5	(0.8)
Changes in working capital accounts:
Accounts receivable & accrued unbilled revenues	100.0	232.3
Inventories	7.5	23.8
Recoverable/refundable fuel & natural gas costs	(24.2)	26.5
Prepayments & other current assets	17.6	67.5
Accounts payable, including to affiliated companies	(98.8)	(185.2)
Accrued liabilities	14.0	(2.6)
Unconsolidated affiliate dividends	12.2	10.9
Employer contributions to pension & postretirement plans	(8.2)	(16.4)
Changes in noncurrent assets	9.5	5.0
Changes in noncurrent liabilities	(8.3)	(10.1)
Net cash flows from operating activities	258.7	367.9
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from:
Dividend reinvestment plan & other	3.1	3.1
Long-term debt, net of issuance costs	-	290.8
Requirements for:
Dividends on common stock	(55.1)	(54.1)
Retirement of long-term debt	(1.6)	(1.7)
Net change in short-term borrowings	(67.9)	(430.7)
Net cash flows from financing activities	(121.5)	(192.6)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from:
Unconsolidated affiliate distributions	0.5	-
Other collections	6.8	1.1
Requirements for:
Capital expenditures, excluding AFUDC equity	(137.2)	(213.6)
Unconsolidated affiliate investments	(0.1)	(0.1)
Other investments	(2.3)	(0.8)
Net cash flows from investing activities	(132.3)	(213.4)
Net change in cash & cash equivalents	4.9	(38.1)
Cash & cash equivalents at beginning of period	11.9	93.2
Cash & cash equivalents at end of period	$16.8	$55.1

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

Indiana Gas provides energy delivery services to over 563,000 natural gas customers located in central and southern Indiana.  SIGECO provides energy delivery services to over 141,000 electric customers and approximately 110,000 gas customers located near Evansville in southwestern Indiana.  SIGECO also owns and operates electric generation assets to serve its electric customers and optimizes those assets in the wholesale power market.  Indiana Gas and SIGECO generally do business as Vectren Energy Delivery of Indiana.  The Ohio operations provide energy delivery services to approximately 313,000 natural gas customers located near Dayton in west central Ohio.  The Ohio operations are owned as a tenancy in common by Vectren Energy Delivery of Ohio, Inc. (VEDO), a wholly owned subsidiary of Utility Holdings (53 percent ownership), and Indiana Gas (47 percent ownership).  The Ohio operations generally do business as Vectren Energy Delivery of Ohio.

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

3.	Comprehensive Income

Comprehensive income consists of the following:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In millions)	2010	2009	2010	2009
Net income (loss)	$8.7	$(6.7)	$71.9	$66.1
Comprehensive income of unconsolidated affiliates	9.0	35.2	1.9	13.2
Cash flow hedges
Unrealized gains	0.7	-	0.2	0.1
Reclassifications to net income	-	-	-	(0.1)
Income taxes	(4.1)	(14.3)	(1.0)	(5.3)
Total comprehensive income	$14.3	$14.2	$73.0	$74.0

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

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In millions, except per share data)	2010	2009	2010	2009

Numerator:
Numerator for basic EPS	$8.7	$(6.7)	$71.9	$66.0
Add back earnings attributable to participating securities	-	-	-	0.1
Reported net income (Numerator for Diluted EPS)	$8.7	$(6.7)	$71.9	$66.1

Denominator:
Weighted average common shares outstanding (Basic EPS)	81.0	80.7	81.0	80.7
Conversion of share based compensation arrangements	0.2	-	0.2	-
Adjusted weighted average shares outstanding and assumed conversions outstanding (Diluted EPS)	81.2	80.7	81.2	80.7

Basic EPS	$0.11	$(0.08)	$0.89	$0.82
Diluted EPS	$0.11	$(0.08)	$0.89	$0.82

For the three and six months ended June 30, 2010, options to purchase 517,800  of additional shares of the Company’s common stock were outstanding, but were not included in the computation of diluted EPS because their effect would be antidilutive, compared to 1,329,562 and 906,645 shares for the three and six months ended June 30, 2009, respectively.  The exercise prices for these options ranged from $24.74 to $27.15 for the three and six months ended June 30, 2010.  The exercise prices for these options ranged from $22.37 to $27.15 for the three months ended June 30, 2009 and $22.54 to $27.15 for the six months ended June 30, 2009.

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

Net Periodic Benefit Costs
A summary of the components of net periodic benefit cost follows:

	Three Months Ended June 30,
	Pension Benefits		Other Benefits
(In millions)	2010	2009	2010	2009
Service cost	$1.6	$1.6	$0.1	$0.1
Interest cost	4.0	3.9	1.2	1.1
Expected return on plan assets	(4.6)	(4.1)	(0.1)	(0.1)
Amortization of prior service cost	0.4	0.4	(0.2)	(0.2)
Amortization of transitional obligation	-	-	0.3	0.3
Amortization of actuarial loss	0.5	0.6	0.1	0.1
Net periodic benefit cost	$1.9	$2.4	$1.4	$1.3

	Six Months Ended June 30,
	Pension Benefits		Other Benefits
(In millions)	2010	2009	2010	2009
Service cost	$3.2	$3.2	$0.2	$0.2
Interest cost	7.9	7.9	2.3	2.2
Expected return on plan assets	(9.2)	(8.2)	(0.2)	(0.2)
Amortization of prior service cost	0.8	0.8	(0.4)	(0.4)
Amortization of transitional obligation	-	-	0.6	0.6
Amortization of actuarial loss	1.0	1.1	0.3	0.2
Net periodic benefit cost	$3.7	$4.8	$2.8	$2.6

Employer Contributions to Qualified Pension Plans
Currently, the Company expects to contribute approximately $12 million to its pension plan trusts for 2010.  Through June 30, 2010, contributions of $5.8 million have been made.

Impact of Recent Healthcare Legislation
In March 2010, the President signed into law comprehensive health care reform legislation under the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010.  Included among the major provisions of the law is a change in the federal income tax treatment of a subsidy received by the Company to offset the cost of providing Medicare equivalent retiree prescription drug benefits, commonly referred to as the Medicare Part D subsidy.  Prior to the change in law, the deduction for retiree drug benefits excluded the government subsidy, effectively making the subsidy tax free.  Due to the change in tax treatment, the Company recorded a $2.3 million increase in its deferred tax liabilities, during the first quarter of 2010, related to the estimated $6.1 million accrued subsidy receivable.  Like tax law changes in the past, it is expected that the impact of this change will be reflected in customer rates in the future.  As a result, the Company has recorded a $4.6 million regulatory asset related to this matter in its financial statements at June 30, 2010.

6.	Excise and Utility Receipts Taxes

Excise taxes and a portion of utility receipts taxes are included in rates charged to customers.  Accordingly, the Company records these taxes received as a component of operating revenues, which totaled $5.1 million and $5.8 million in the three months ended June 30, 2010 and 2009, respectively.  For the six months ended June 30, 2010 and 2009, these taxes totaled $20.4 million and $21.7 million, respectively.  Expenses associated with excise and utility receipts taxes are recorded as a component of Taxes other than income taxes.

7.	Supplemental Cash Flow Information

As of June 30, 2010 and December 31, 2009, the Company has accruals related to utility and nonutility plant purchases totaling approximately $9.4 million and $12.4 million, respectively.  In addition, during the six months ended June 30, 2010, the Company purchased equipment totaling approximately $1.4 million using seller financed debt.

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

Summarized Financial Information

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In millions)	2010	2009	2010	2009
Summarized statement of income information:
Revenues	$267.5	$300.2	$805.7	$959.0
Operating income (loss)	$(13.7)	$(7.4)	$0.5	$13.9
Charge related to Investment in Liberty Gas Storage	$-	$(32.7)	$-	$(32.7)
ProLiance's earnings (loss)	$(13.7)	$(39.2)	$0.6	$(17.5)

	As of
	June 30,	December 31,
(In millions)	2010	2009
Summarized balance sheet information:
Current assets	$383.2	$477.6
Noncurrent assets	$60.1	$61.7
Current liabilities	$183.7	$264.5
Noncurrent liabilities	$4.9	$4.0
Members' equity	$263.1	$282.4
Accumulated other comprehensive income (loss)	$(8.4)	$(11.6)

Vectren records its 61 percent share of ProLiance’s earnings after income taxes, interest expense and cost allocations.

Investment in Liberty Gas Storage
Liberty Gas Storage, LLC (Liberty), a joint venture between a subsidiary of ProLiance and a subsidiary of Sempra Energy (SE), is a development project for salt-cavern natural gas storage facilities.  ProLiance is the minority member with a 25 percent interest, which it accounts for using the equity method.  The project was expected to include 17 Bcf of capacity in its north facility, and an additional 17 Bcf of capacity in its south facility. In 2009, the joint venture, with SE as the majority member, determined that only the south facility will be completed by the joint venture.  As a result, during the second quarter of 2009 the Company recorded an $11.9 million after tax charge associated with the north facility due to well-completion problems.  ProLiance’s investment in Liberty is $37.3 million at June 30, 2010.

Transactions with ProLiance
Purchases from ProLiance for resale and for injections into storage for the three months ended June 30, 2010 and 2009, totaled $77.8 and $99.3 million, respectively, and for the six months ended June 30, 2010 and 2009, totaled $241.2 and $302.3 million.  Amounts owed to ProLiance at June 30, 2010 and December 31, 2009 for those purchases were $25.4 million and $54.1 million, respectively, and are included in Accounts payable to affiliated companies in the Consolidated Balance Sheets.  Vectren received regulatory approval on April 25, 2006, from the IURC for ProLiance to provide natural gas supply services to the Company’s Indiana utilities through March 2011.  Amounts charged by ProLiance for gas supply services are established by supply agreements with each utility.

Subsequent Event
Subsequent to June 30, 2010, ProLiance declared a special dividend of $50 million to its members.  The Company received its share of the dividend totaling approximately $30 million in July 2010.

9.	Haddington Energy Partnerships

The Company has an approximate 40 percent ownership interest in Haddington Energy Partners, LP (Haddington I) and Haddington Energy Partners II, LP (Haddington II).  These Haddington ventures have interests in two remaining mid-stream energy related investments.  Both Haddington ventures are investment companies accounted for using the equity method of accounting.

As part of its second quarter closing procedures, the Company was notified by Haddington’s management that the fair value of its investment in a liquefied natural gas facility (LNG) had declined, and Haddington reflected that decline in its financial statements.  The Company recorded its share of the decline in fair value and also impaired a note receivable associated with the LNG investment.  In total, the charge was approximately $6.5 million, of which, $6.1 million is reflected in Equity in earnings of unconsolidated affiliates and $0.4 million is reflected in Other-net, for both the three and six months ended June 30, 2010.  At June 30, 2010, the Company’s remaining $3.3 million investment in the Haddington ventures is related to payments to be received associated with the sale of a compressed air storage facility sold in 2009.  The Company has no further commitments to invest in either Haddington I or II.

10.	Commitments & Contingencies

Corporate Guarantees
The Company issues corporate guarantees to certain vendors and customers of its wholly owned subsidiaries and unconsolidated affiliates.  These guarantees do not represent incremental consolidated obligations; rather, they represent parental guarantees of subsidiary and unconsolidated affiliate obligations in order to allow those subsidiaries and affiliates the flexibility to conduct business without posting other forms of collateral.  At June 30, 2010, corporate issued guarantees support a portion of Energy Systems Group’s (ESG) performance contracting commitments and warranty obligations described below.  In addition, the Company has approximately $66 million of other guarantees outstanding supporting other consolidated subsidiary operations, of which $53 million support non-regulated retail gas supply operations.  Guarantees issued and outstanding on behalf of unconsolidated affiliates approximated $3 million at June 30, 2010.  These guarantees relate primarily to arrangements between ProLiance and various natural gas pipeline operators.  The Company has not been called upon to satisfy any obligations pursuant to these parental guarantees and has accrued no significant liabilities related to these guarantees.

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

Specific to ESG, in its role as a general contractor in the performance contracting industry, at June 30, 2010, there are 73 open surety bonds supporting future performance.  The average face amount of these obligations is $3.4 million, and the largest obligation has a face amount of $30.4 million. These surety bonds are guaranteed by Vectren Corporation.  The maximum exposure of these obligations is less than these amounts for several factors, including the level of work already completed.  At June 30, 2010, approximately 58 percent of work was completed on projects with open surety bonds.  A significant portion of these commitments will be fulfilled within one year.  In instances where ESG operates facilities, project guarantees extend over a longer period.

In addition to its performance obligations, ESG also warrants the functionality of certain installed infrastructure generally for one year and the associated energy savings over a specified number of years.  In certain instances, these warranty obligations are also backed by Vectren Corporation.  The Company has no significant accruals for these warranty obligations as of June 30, 2010.

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

Clean Air Act
The Clean Air Interstate Rule (CAIR) is an allowance cap and trade program that required reductions from coal-burning power plants for NOx emissions beginning January 1, 2009 and SO2 emissions beginning January 1, 2010, with a second phase of reductions in 2015.  On July 11, 2008, the US Court of Appeals for the District of Columbia vacated the federal CAIR regulations.  Various parties filed motions for reconsideration, and on December 23, 2008, the Court reinstated the CAIR regulations and remanded the regulations back to the USEPA for promulgation of revisions in accordance with the Court’s July 11, 2008 order.  Thus, the original version of CAIR promulgated in March of 2005 remains effective while USEPA revises it per the Court’s guidance.  It is possible that a revised CAIR will require further reductions in NOx and SO2 from SIGECO’s generating units.  SIGECO is in compliance with the current CAIR Phase I annual NOx reduction requirements in effect on January 1, 2009 and the Phase I annual SO2 reduction requirements in effect on January 1, 2010.  Utilization of the Company’s inventory of NOx and SO2  allowances may also be impacted if CAIR is further revised.  Most of these allowances were granted to the Company at zero cost; therefore, any reduction in carrying value that could result from future changes in regulations would be immaterial.

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

To comply with Indiana’s implementation plan of the Clean Air Act of 1990, the CAIR regulations, and to comply with potential future regulations of mercury and further NOx and SO2  reductions, SIGECO has IURC authority to invest in clean coal technology.  Using this authorization, SIGECO has invested approximately $411 million in pollution control equipment, including Selective Catalytic Reduction (SCR) systems, fabric filters, and an SO2 scrubber at its generating facility that is jointly owned with ALCOA (the Company’s portion is 150 MW).  Of the $411 million, $312 million was included in rate base for purposes of determining SIGECO’s new electric base rates that went into effect on August 15, 2007 and $99 million is currently recovered through a rider mechanism which is periodically updated for actual costs incurred including post in-service depreciation expense. As part of its recent rate proceeding, the Company has requested to also include these more recent expenditures in rate base as well.  SCR technology is the most effective method of reducing NOx emissions where high removal efficiencies are required and fabric filters control particulate matter emissions.  With the SO2 scrubber fully operational, SIGECO is in compliance with the additional SO2 reductions required by Phase I CAIR that commenced on January 1, 2010.

SIGECO’s coal fired generating fleet is 100 percent scrubbed for SO2 and 90 percent controlled for NOx.  SIGECO's investments in scrubber, SCR and fabric filter technology allows for compliance with existing regulations and should position it to comply with future reasonable mercury pollution control legislation, if and when, reductions are promulgated by USEPA.  On July 6, 2010, the USEPA issued its proposed revisions to CAIR, renamed the Transport Rule, for public comment.  The Transport Rule proposes a 71 percent reduction of SO2 over 2005 national levels and a 52 percent reduction of NOx over 2005 national levels.  The Company is currently reviewing the sufficiency of its existing pollution control equipment in relation to the requirements proposed in the Transport Rule.

Climate Change
The U.S. House of Representatives has passed a comprehensive energy bill that includes a carbon cap and trade program in which there is a progressive cap on greenhouse gas emissions and an auctioning and subsequent trading of allowances among those that emit greenhouse gases, a federal renewable portfolio standard, and utility energy efficiency targets.  Current proposed legislation also requires local natural gas distribution companies to hold allowances for the benefit of their customers.  As of the date of this filing, the Senate has not passed a bill, and the House bill is not law.  The U.S. Senate introduced a draft cap and trade proposal that is similar in structure to the House bill.  Numerous competing legislative proposals have also been introduced that involve carbon, energy efficiency, and renewable energy.

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

In April of 2007, the US Supreme Court determined that greenhouse gases meet the definition of "air pollutant" under the Clean Air Act and ordered the USEPA to determine whether greenhouse gas emissions from motor vehicles cause or contribute to air pollution that may reasonably be anticipated to endanger public health or welfare. In April of 2009, the USEPA published its proposed endangerment finding for public comment.  The proposed endangerment finding concludes that carbon emissions from mobile sources pose an endangerment to public health and the environment.  The endangerment finding was finalized in December of 2009, and is the first step toward USEPA regulating carbon emissions through the existing Clean Air Act in the absence of specific carbon legislation from Congress.  Therefore, any new regulations would likely also impact major stationary sources of greenhouse gases.  The USEPA has recently finalized a mandatory greenhouse gas emissions registry which will require reporting of emissions beginning in 2011 (for the emission year 2010).  The USEPA has also recently proposed a revision to the Prevention of Significant Deterioration (PSD) and Title V permitting rules which would require facilities that emit 25,000 tons or more of greenhouse gases a year to obtain a PSD permit for new construction or a significant modification of an existing facility.  If these proposed rules were adopted, they would apply to SIGECO’s generating facilities.

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

Ash Ponds & Coal Ash Disposal Regulations
In June 2010, the USEPA issued proposed regulations affecting the management and disposal of coal combustion products, such as ash generated by the Company’s coal-fired power plants.  The proposed rules more stringently regulate these byproducts and would likely increase the cost of operating or expanding existing ash ponds and the development of new ash ponds.   The USEPA did not offer a preferred alternative, but is taking public comment on multiple alternative regulations.  The alternatives include regulating coal combustion by-products as hazardous waste.  At this time, the majority of the Company’s ash is being beneficially reused.  The proposals offered by USEPA allow for the beneficial reuse of ash in certain circumstances.

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

In October 2002, SIGECO received a formal information request letter from the IDEM regarding five manufactured gas plants that it owned and/or operated and were not enrolled in the IDEM’s VRP.  In October 2003, SIGECO filed applications to enter four of the manufactured gas plant sites in IDEM's VRP.  The remaining site is currently being addressed in the VRP by another Indiana utility.  SIGECO added those four sites into the renewal of the global Voluntary Remediation Agreement that Indiana Gas has in place with IDEM for its manufactured gas plant sites.  That renewal was approved by the IDEM in February 2004.  SIGECO was also named in a lawsuit filed in federal district court in May 2007, involving another waste disposal site subject to potential environmental remediation efforts.  With respect to that lawsuit, in May 2010, SIGECO settled with the plaintiff mitigating any future claims at this site.  SIGECO has filed a declaratory judgment action against its insurance carriers seeking a judgment finding its carriers liable under the policies for coverage of further investigation and any necessary remediation costs that SIGECO may accrue under the VRP program and/or related to the site subject to the recently settled lawsuit.

SIGECO has recorded cumulative costs that it reasonably expects to incur related to these environmental matters, including the recent settlement, totaling approximately $15.8 million.  However, the total costs that may be incurred in connection with addressing all of these sites cannot be determined at this time.  With respect to insurance coverage, SIGECO has recorded approximately $12.6 million in insurance proceeds from certain of its insurance carriers under insurance policies in effect when these sites were in operation.  While negotiations are ongoing with certain carriers, settlements have been reached with some carriers and $8.1 million in proceeds have been received.  SIGECO has undertaken significant remediation efforts at two MGP sites.

The costs the Company expects to incur are estimated by management using assumptions based on actual costs incurred, the timing of expected future payments, and inflation factors, among others.  While the Company’s utilities have recorded all costs which they presently expect to incur in connection with activities at these sites, it is possible that future events may require some level of additional remedial activities which are not presently foreseen and those costs may not be subject to PRP or insurance recovery.  As of June 30, 2010 and December 31, 2009, approximately $9.5 million and $6.5 million of accrued, but not yet spent, costs are included in Other Liabilities related to both the Indiana Gas and SIGECO sites.

12.	Rate & Regulatory Matters

Vectren South Electric Base Rate Filings
On December 11, 2009, Vectren South filed a request with the IURC to adjust its electric base rates in its south service territory.  The requested increase in base rates addresses capital investments, a modified electric rate design that facilitates a partnership between Vectren South and customers to pursue energy efficiency and conservation, and new energy efficiency programs to complement those currently offered for natural gas customers.  On July 30, 2010, Vectren South revised its increase requested through the filing of its rebuttal position to approximately $34 million. The request addresses the roughly $325 million spent in infrastructure construction since its last base rate increase in August 2007 that was needed to continue to provide reliable service and updates to operating costs and revenues.  The rate design proposed in the filing would break the link between small residential and commercial customers’ consumption and the utility’s margin, thereby aligning the utility’s and customers’ interests in using less energy.  The revised request assumes an overall rate of return of 7.42 percent on rate base of approximately $1.3 billion and an allowed return on equity (ROE) of 10.7 percent.  The OUCC and SIGECO Industrial Group separately filed testimony in this case, proposing an increase of approximately $11 million and $18 million, respectively.  Furthermore, the intervening parties in the case took differing views on, among other matters, the proposed rate design and the level and price of coal inventory.  A hearing on all matters in the case is scheduled for late August 2010.  Based on the current procedural schedule, an order is likely in the first quarter of 2011.

Vectren South Electric Fuel Adjustment Filings
Electric retail rates contain a fuel adjustment clause (FAC) that allows for periodic adjustment in energy to reflect changes in the cost of fuel and purchased power.  These FAC procedures involve periodic filings and IURC hearings to approve the recovery of Vectren South’s fuel and purchased power costs.

In its latest FAC hearing, the OUCC requested the IURC order Vectren South to renegotiate its coal contracts because they are currently above market prices.  This request is consistent with the OUCC’s position taken in Vectren South’s base rate proceeding referred to above.  Vectren South purchases the majority of its coal from Vectren Fuels, Inc. (a nonutility wholly owned subsidiary of the Company) under coal contracts entered into in 2008.  Vectren South states in its filed position that the prices in the coal contracts were at or below the market at the time of contract execution.  Further, Vectren South has already engaged in some contract renegotiations allowing for contract deferrals and reducing volumes in 2011, with negotiation to come for market pricing under the terms of the contracts for 2012 or later deliveries.  Moreover, the IURC has already found in a number of FAC proceedings since 2008 that the costs incurred under these coal contracts are reasonable.

The OUCC also raised concerns regarding Vectren South’s generating unit “must run” policy.  Under that policy, for reliability reasons, Vectren South instructs the MISO that certain units must be dispatched regardless of current market conditions.  The OUCC is reviewing data related to Vectren South’s “must run” policy.

To allow the FAC to be approved on a timely basis, the parties agreed to the creation of a sub docket proceeding to address the specific issues noted above.  At this point, both the timing and potential impacts of the sub docket proceeding, if any, are not known.  An order establishing the sub docket was issued by the IURC on July 28, 2010 and noted that the parties to the FAC proceeding agreed that the recovery of fuel costs in the current FAC would not be subject to refund.

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

The PUCO provided for an Exit Transition Cost rider, which allows the Company to recover costs associated with the transition process.  The impact of exiting the merchant function should not have a material impact on Company earnings or financial condition.  It, however, has and will continue to reduce Gas utility revenues and have an equal and offsetting impact to Cost of gas sold as VEDO no longer purchases gas for resale to these customers.

MISO
The Company is a member of the MISO, a FERC approved regional transmission organization.  When the Company is a net seller of its generation, such net revenues, which totaled $3.8 million and $3.0 million for the three months ended June 30, 2010 and 2009, respectively, are included in Electric utility revenues.  For the six months ended June 30, 2010 and 2009, such net revenues totaled $13.6 million and $13.2 million, respectively.  When the Company is a net purchaser such net purchases, which totaled $12.5 million and $12.2 million for the three months ended June 30, 2010 and 2009, respectively, are included in Cost of fuel & purchased power.  For the six months ended June 30, 2010 and 2009, such purchases totaled $21.5 million and $16.5 million, respectively.  Net positions are determined on an hourly basis.

The Company also receives transmission revenue from the MISO, which is included in Electric utility revenues and totaled $5.8 million and $3.6 million for the three months ended June 30, 2010 and 2009, respectively.  For the six months ended June 30, 2010 and 2009, transmission revenue from the MISO totaled $10.6 million and $6.6 million, respectively.  These revenues result from other MISO members’ use of the Company’s transmission system, as well as the recovery of the Company’s investment in certain new electric transmission projects meeting MISO’s transmission expansion plan criteria.

13.	Fair Value Measurements

The carrying values and estimated fair values of the Company's other financial instruments follow:

	June 30, 2010		December 31, 2009
(In millions)	Carrying Amount	Est. Fair Value	Carrying Amount	Est. Fair Value
Long-term debt	$1,639.8	$1,792.9	$1,639.8	$1,720.1
Short-term borrowings & notes payable	145.6	145.6	213.5	213.5
Cash & cash equivalents	16.8	16.8	11.9	11.9

For the balance sheet dates presented in these financial statements, other than $13.6 million invested in money market funds and included in Cash and cash equivalents as of June 30, 2010, the Company had no material assets or liabilities recorded at fair value outstanding, and no material assets or liabilities valued using Level 2 or Level 3 inputs.  The money market investments were valued using Level 1 inputs.

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

Because of the customized nature of notes receivable investments and lack of a readily available market, it is not practical to estimate the fair value of these financial instruments at specific dates without considerable effort and cost.  At June 30, 2010 and December 31, 2009, the fair value for these financial instruments was not estimated.  The carrying value of notes receivable, inclusive of any accrued interest and net of impairment reserves, was approximately $10.9 million at June 30, 2010 and $16.7 million at December 31, 2009.

14.	Impact of Other Newly Adopted and Newly Issued Accounting Guidance

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

Fair Value Measurements & Disclosures
In January 2010, the FASB issued new accounting guidance on improving disclosures about fair market value.  This guidance amends prior disclosure requirements involving fair value measurements to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. The guidance also clarifies existing fair value disclosures in regard to the level of disaggregation and about inputs and valuation techniques used to measure fair value.  The guidance also amends prior disclosure requirements regarding postretirement benefit plan assets to require that disclosures be provided by classes of assets instead of major categories of assets.  This guidance is effective for the first reporting period beginning after December 15, 2009.  The Company adopted this guidance for its 2010 reporting.  Due to the low level of items carried at fair value in the Company’s financial statements, the adoption has not had any material impact.

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

Corporate and Other includes unallocated corporate expenses such as advertising and charitable contributions, among other activities, that benefit the Company’s other operating segments.  Net income is the measure of profitability used by management for all operations.  Information related to the Company’s business segments is summarized below:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In millions)	2010	2009	2010	2009
Revenues
Utility Group
Gas Utility Services	$122.9	$139.1	$591.0	$666.5
Electric Utility Services	151.0	132.7	295.9	257.7
Other Operations	11.1	10.7	22.2	21.4
Eliminations	(10.7)	(10.3)	(21.4)	(20.6)
Total Utility Group	274.3	272.2	887.7	925.0
Nonutility Group	168.0	137.2	352.8	328.4
Eliminations	(39.9)	(33.9)	(97.8)	(82.7)
Consolidated Revenues	$402.4	$375.5	$1,142.7	$1,170.7

Profitability Measure - Net Income (Loss)
Utility Group
Gas Utility Services	$0.1	$(3.3)	$39.9	$37.9
Electric Utility Services	14.3	8.3	26.7	20.2
Other Operations	1.8	1.6	5.0	4.7
Utility Group Net Income	16.2	6.6	71.6	62.8
Nonutility Group Net Income (Loss)	(7.5)	(13.0)	0.3	3.5
Corporate & Other Group Net Income (Loss)	-	(0.3)	-	(0.2)
Consolidated Net Income (Loss)	$8.7	$(6.7)	$71.9	$66.1

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

Indiana Gas provides energy delivery services to over 563,000 natural gas customers located in central and southern Indiana.  SIGECO provides energy delivery services to over 141,000 electric customers and approximately 110,000 gas customers located near Evansville in southwestern Indiana.  SIGECO also owns and operates electric generation assets to serve its electric customers and optimizes those assets in the wholesale power market.  Indiana Gas and SIGECO generally do business as Vectren Energy Delivery of Indiana.  The Ohio operations provide energy delivery services to approximately 313,000 natural gas customers located near Dayton in west central Ohio.  The Ohio operations are owned as a tenancy in common by Vectren Energy Delivery of Ohio, Inc. (VEDO), a wholly owned subsidiary of Utility Holdings (53 percent ownership), and Indiana Gas (47 percent ownership).  The Ohio operations generally do business as Vectren Energy Delivery of Ohio.

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

Summary results for the three and six months ended June 30, 2010 and 2009 follow:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In millions, except per share data)	2010	2009	2010	2009
Net income (loss)	$8.7	$(6.7)	$71.9	$66.1
Attributed to:
Utility Group	16.2	6.6	71.6	62.8
Nonutility Group	(7.5)	(13.0)	0.3	3.5
Corporate & other	-	(0.3)	-	(0.2)

Basic EPS	$0.11	$(0.08)	$0.89	$0.82
Attributed to:
Utility Group	0.20	0.08	0.89	0.78
Nonutility Group	(0.09)	(0.16)	-	0.04
Corporate & other	-	-	-	-

Results
For the three months ended June 30, 2010, net income was $8.7 million, or $0.11 per share, compared to a net loss $6.7 million, or $0.08 per share for the three months ended June 30, 2009.  For the six months ended June 30, 2010, net income was $71.9 million, or $0.89 per share, compared to net income $66.1 million, or $0.82 per share in the six months ended June 30, 2009.  The 2010 second quarter and year to date periods were impacted by charges related to legacy investments totaling $4.0 million after tax, or $0.05 per share, and $6.8 million after tax, or $0.08 per share, respectively.  The 2009 results for both the quarter and year to date periods include an $11.9 million after tax, or $0.15 per share, charge related to an investment by ProLiance Energy, LLC in Liberty Gas Storage, LLC.

Utility Group
In the second quarter of 2010, the Utility Group’s earnings were $16.2 million, compared to $6.6 million in 2009, an increase of $9.6 million.  Year to date, 2010 utility earnings were $71.6 million, compared to $62.8 million in 2009, an increase of $8.8 million.  The increases result from large customer usage and summer weather significantly warmer than normal and the prior year and lower operating costs.  Results during the periods presented have also been impacted by rate design changes in the Ohio service territory and volumetric margins from other regulatory initiatives. Depreciation and interest expense associated with rate base growth and the long-term financing associated with those investments have increased over the prior year periods.

The rate design approved by the PUCO on January 7, 2009, and initially implemented on February 22, 2009, allowed for the phased movement toward a straight fixed variable rate design, which places substantially all of the fixed cost recovery in the customer service charge.  This rate design mitigates most weather risk as well as the effects of declining usage, similar to the Company’s lost margin recovery mechanism in place in the Indiana natural gas service territories and the mechanism in place in Ohio prior to this rate order.  Starting in February 2010, nearly 90 percent of the combined residential and commercial base rate margins began being recovered through the customer service charge.  As a result, some margin previously recovered during the peak delivery winter months is more ratably recognized throughout the year.  Though there have been quarterly variances in 2010, year to date, the impact of this rate design change is essentially flat compared to the prior year.  By year end results are expected to increase by $0.02 per share representing the full impact of the base rate change compared to the partial year of the new rates in the prior year.

In the Company’s electric territory, management estimates the margin impact of weather to be approximately $4.8 million favorable, or $0.04 per share, compared to normal temperatures in the second quarter of 2010 and $5.6 million favorable, or $0.04 per share, compared to normal temperatures year to date in 2010.  This compares to 2009, where management estimated a $2.2 million, or $0.02 per share, favorable impact on margin compared to normal in the second quarter and $1.6 million, or $0.01 per share, year to date.

Nonutility Group
The Nonutility Group’s 2010 second quarter loss was $7.5 million compared to a loss of $13.0 million in 2009.  Year to date in 2010, nonutility earnings were $0.3 million compared to earnings of $3.5 million in 2009.  The 2010 second quarter and year to date periods were impacted by charges related to legacy investments totaling $4.0 million after tax and $6.8 million after tax, respectively.  The 2009 results for both the quarter and year to date periods contain the $11.9 million after tax Liberty Charge.  After the impacts of these charges, other operating results decreased by approximately $2.4 million in the quarter and $8.3 million year to date in 2010 compared to 2009.  These decreases were driven primarily by lower results from Energy Marketing and Services, primarily at ProLiance, offset by earnings growth in primarily coal mining operations.

Dividends

Dividends declared for the three months ended June 30, 2010, were $0.340 per share compared to $0.335 per share for the same period in 2009.  Dividends declared for the six months ended June 30, 2010, were $0.680 per share compared to $0.670 per share for the same period in 2009.

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

Results of Operations of the Utility Group

The Utility Group is comprised of Utility Holdings’ operations.  The operations of the Utility Group consist of the Company’s regulated operations and other operations that provide information technology and other support services to those regulated operations.  Regulated operations consist of a natural gas distribution business that provides natural gas distribution and transportation services to nearly two-thirds of Indiana and to west central Ohio and an electric transmission and distribution business, which provides electric distribution services primarily to southwestern Indiana, and the Company’s power generating and wholesale power operations.  In total, these regulated operations supply natural gas and/or electricity to over one million customers. Utility Group operating results before certain intersegment eliminations and reclassifications for the three and six months ended June 30, 2010 and 2009 follow:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In millions, except per share data)	2010	2009	2010	2009
OPERATING REVENUES
Gas utility	$122.9	$139.1	$591.0	$666.5
Electric utility	151.0	132.7	295.9	257.7
Other	0.4	0.4	0.8	0.8
Total operating revenues	274.3	272.2	887.7	925.0
OPERATING EXPENSES
Cost of gas sold	41.5	58.0	339.3	412.6
Cost of fuel & purchased power	57.8	50.3	115.8	97.3
Other operating	71.2	78.7	152.8	158.0
Depreciation & amortization	46.8	45.0	93.3	88.9
Taxes other than income taxes	11.6	12.6	33.9	35.4
Total operating expenses	228.9	244.6	735.1	792.2

OPERATING INCOME	45.4	27.6	152.6	132.8

OTHER INCOME - NET	0.8	2.5	3.0	4.0

INTEREST EXPENSE	20.3	20.0	40.6	38.7

INCOME BEFORE INCOME TAXES	25.9	10.1	115.0	98.1

INCOME TAXES	9.7	3.5	43.4	35.3

NET INCOME	$16.2	$6.6	$71.6	$62.8

CONTRIBUTION TO VECTREN BASIC EPS	$0.20	$0.08	$0.89	$0.78

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

Rate Design Strategies
Sales of natural gas and electricity to residential and commercial customers are seasonal and are impacted by weather.  Trends in average use among natural gas residential and commercial customers have tended to decline in recent years as more efficient appliances and furnaces are installed and the price of natural gas has been volatile.  In the Company’s two Indiana natural gas service territories, normal temperature adjustment (NTA) and decoupling mechanisms largely mitigate the effect on Gas Utility margin that would otherwise be caused by variations in volumes sold to these customers due to weather and changing consumption patterns.  The Ohio natural gas service territory has a straight fixed variable rate design.  This rate design, which was fully implemented in February 2010, mitigates most of the Ohio service territory’s weather risk and risk of decreasing consumption.  In all natural gas service territories, commissions have authorized bare steel and cast iron replacement programs.  SIGECO’s electric service territory has neither an NTA nor decoupling mechanisms; however, rate designs proposed in a recently filed rate case would limit weather risk and provide a decoupling mechanism that works in tandem with the conservation initiative, similar to rate designs in place in the Indiana natural gas service territories.

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

Recessionary Impacts
Gas and electric margin generated from sales to large customers (generally industrial and other contract customers) is primarily impacted by overall economic conditions and changes in demand for those customers’ products.  The impact of the recession has had and may continue to have some negative impact on sales to and usage by both gas and electric large customers.  This impact has included, and may continue to include, tempered growth, significant conservation measures, and increased plant closures and bankruptcies.  Deteriorating economic conditions also resulted in lower residential and commercial customer counts.  Further, resulting from the lower wholesale power prices, decreased demand for electricity and higher coal prices, the Company’s coal-fired generation has been dispatched less often by the MISO.  This has resulted in lower wholesale sales, more power being purchased from the MISO for native load requirements, and larger coal inventories.  During the first half of 2010, the Company has experienced some improvement in economic conditions, but stability of the economy in general remains uncertain.

Following is a discussion and analysis of margin generated from regulated utility operations.

Gas Utility Margin (Gas utility revenues less Cost of gas sold)
Gas utility margin and throughput by customer type follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In millions)	2010	2009	2010	2009
Gas utility revenues	$122.9	$139.1	$591.0	$666.5
Cost of gas sold	41.5	58.0	339.3	412.6
Total gas utility margin	$81.4	$81.1	$251.7	$253.9
Margin attributed to:
Residential & commercial customers	$68.1	$68.5	$218.1	$221.1
Industrial customers	10.2	9.3	26.4	24.4
Other	3.1	3.3	7.2	8.4
Total gas utility margin	$81.4	$81.1	$251.7	$253.9
Sold & transported volumes in MMDth attributed to:
Residential & commercial customers	8.9	12.6	63.5	65.2
Industrial customers	19.2	15.7	45.8	39.8
Total sold & transported volumes	28.1	28.3	109.3	105.0

Gas utility margins were $81.4 million and $251.7 million for the three and six months ended June 30, 2010, and compared to 2009 increased $0.3 million in the quarter and decreased $2.2 million year to date.  Management estimates a $2.0 million increase in margin during the quarter and a $0.4 million decrease year to date due to the Ohio rate design change.  Large customer margin increased by $1.1 million in the quarter and $2.1 million year to date due primarily to increased volumes sold.  Margin decreased $2.4 million quarter over quarter and $2.0 million year to date due to changes in operating expenses directly recovered in margin.  The remaining decrease is primarily due to lower miscellaneous revenues and other revenues associated with lower gas costs.  The average cost per dekatherm of gas purchased for the six months ended June 30, 2010 was $6.42 compared to $6.53 in 2009.

Electric Utility Margin (Electric utility revenues less Cost of fuel & purchased power)
Electric utility margin and volumes sold by customer type follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In millions)	2010	2009	2010	2009

Electric utility revenues	$151.0	$132.7	$295.9	$257.7
Cost of fuel & purchased power	57.8	50.3	115.8	97.3
Total electric utility margin	$93.2	$82.4	$180.1	$160.4
Margin attributed to:
Residential & commercial customers	$60.4	$56.9	$115.8	$109.0
Industrial customers	24.8	20.3	47.2	38.9
Other customers	1.4	1.2	3.1	2.8
Subtotal: retail	$86.6	$78.4	$166.1	$150.7
Wholesale power & transmission system margin	6.6	4.0	14.0	9.7
Total electric utility margin	$93.2	$82.4	$180.1	$160.4

Electric volumes sold in GWh attributed to:
Residential & commercial customers	716.5	680.5	1,428.4	1,352.1
Industrial customers	697.1	557.4	1,307.5	1,066.4
Other customers	5.1	4.5	11.1	9.6
Total retail volumes sold	1,418.7	1,242.4	2,747.0	2,428.1

Retail
Electric retail utility margins were $86.6 million and $166.1 million for the three and six months ended June 30, 2010, and compared to 2009 increased over the prior year periods by $8.2 million and $15.4 million, respectively.  Increased margin among the customer classes associated with returns on pollution control investments totaled $1.0 million quarter over quarter and $2.6 million year to date, and margin associated with tracked costs such as recovery of MISO and pollution control operating expenses increased $0.7 million quarter over quarter and $2.0 million year to date.  Management estimates the impact of warmer than normal weather to have increased residential and commercial margin $2.6 million in the second quarter and $4.0 million year to date compared to the prior year periods.  Management also estimates industrial margins, net of the impacts of regulatory initiatives and recovery of tracked costs, to have increased approximately $3.5 million in the quarter and $6.7 million year to date due primarily to increased volumes.

Margin from Wholesale Electric Activities
Periodically, generation capacity is in excess of native load.  The Company markets and sells this unutilized generating and transmission capacity to optimize the return on its owned assets.  Substantially all off-system sales occur into the MISO Day Ahead and Real Time markets.

Further detail of Wholesale activity follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In millions)	2010	2009	2010	2009
Off-system sales	$0.8	$0.4	$3.4	$3.1
Transmission system sales	5.8	3.6	10.6	6.6
Total wholesale margin	$6.6	$4.0	$14.0	$9.7

For the three and six months ended June 30, 2010, wholesale margin was $6.6 million and $14.0 million, representing an increase of $2.6 million and $4.3 million, respectively, compared to 2009.

The Company earns a return on electric transmission projects constructed by the Company in its service territory that meet the criteria of Midwest Independent System Operator’s (MISO) transmission expansion plans.  Margin associated with these projects and other transmission system operations totaled $5.8 million and $10.6 million for the three and six months ended June 30, 2010, respectively, compared to $3.6 million and $6.6 million in both the three and six months ended June 30, 2009.  Increases are primarily due to increased investment in qualifying projects.

During 2010, margin from off-system sales retained by the company was generally flat compared to the prior year periods.  The base rate case effective August 17, 2007, requires that wholesale margin from off-system sales earned above or below $10.5 million be shared equally with customers as measured on a fiscal year ending in August, and results reflect the impact of that sharing.

Purchased Power
As a result of being dispatched less often by the MISO and executing long-term purchased power agreements with nearby wind farms, the Company has more frequently been a purchaser of power.  For the three and six months ended June 30, 2010, the Company purchased approximately 337 GWh and 578 GWh of power from the MISO and other sources, compared to 336 GWh and 451 GWh for the same periods in 2009.  The total cost associated with these volumes of purchased power is approximately $15.0 million and $27.1 million for the three and six months ended June 30, 2010, respectively, and is included in the Cost of fuel & purchased power.  For the three and six months ended June 30, 2009, the total cost was $14.5 million and $21.2 million, respectively.

Utility Group Operating Expenses

Other Operating
For the three and six months ended June 30, 2010, other operating expenses were $ 71.2 million and $152.8 million, which reflect decreases of $7.5 million and $5.2 million, respectively, compared to 2009.  Excluding expenses recovered directly in margin, operating costs have decreased $6.7 million in the quarter and $6.6 million year to date.  The primary drivers of the decreases result from lower power supply operating expenses due to the timing of maintenance and outages compared to 2009, lower levels of Indiana uncollectible accounts expenses due in part to lower gas costs, and the level of expense associated with deferred compensation plans.

Depreciation & Amortization
For the three and six months ended June 30, 2010, depreciation expense was $46.8 million and $93.3 million, which represents increases of $1.8 million and $4.4 million compared to 2009.  This increase is reflective of  utility expenditures placed into service.

Taxes Other Than Income Taxes
For the three and six months ended June 30, 2010, taxes other than income taxes were $11.6 million and $33.9 million, respectively, which reflect decreases of $1.0 million for the quarter and $1.5 million year over year.  The decreases are primarily attributable to lower utility receipts, excise, and usage taxes that are directly offset in margin.

Other Income-Net

Other income-net reflects income of $0.8 million and $3.0 million for the three and six months ended June 30, 2010, compared to $2.5 million and $4.0 million for the same periods in 2009. The decreases are primarily attributable to the change in market values associated with investments related to benefit plans.

Interest Expense

For the three and six months ended June 30, 2010, interest expense was $20.3 million and $40.6 million, which represents increases of $0.3 million in the quarter and $1.9 million year over year compared to 2009.  These small increases reflect the impact of long-term financing transactions completed in 2009, offset by lower interest from less debt outstanding overall.  The long-term financing transactions include a second quarter issuance by Utility Holdings of $100 million in unsecured eleven year notes with an interest rate of 6.28 percent and a third quarter completion by SIGECO of a $22.3 million debt issuance of 31 year tax exempt first mortgage bonds with an interest rate of 5.4 percent.

Income Taxes

For the three and six months ended June 30, 2010, federal and state income taxes were $9.7 million and $43.4 million, which represent increases of $6.2 million and $8.1 million compared to 2009.  The higher taxes are primarily due to increased pretax income.  The year to date increase is also reflective of a lower effective rate in 2009 due to tax adjustments recorded in 2009.

During the first quarter of 2010, the Company recorded a $2.3 million increase to its deferred tax liabilities associated with a change in the federal tax treatment of the Medicare Part D subsidy as a result of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 signed by the President as of the end of March 2010.  Like tax law changes in the past, it is expected that the impact of this change will be reflected in customer rates in the future.  As a result, the Company has recorded a $4.6 million regulatory asset related to this matter in its financial statements at June 30, 2010.

Environmental Matters

Clean Air Act
The Clean Air Interstate Rule (CAIR) is an allowance cap and trade program that required reductions from coal-burning power plants for NOx emissions beginning January 1, 2009 and SO2 emissions beginning January 1, 2010, with a second phase of reductions in 2015.  On July 11, 2008, the US Court of Appeals for the District of Columbia vacated the federal CAIR regulations.  Various parties filed motions for reconsideration, and on December 23, 2008, the Court reinstated the CAIR regulations and remanded the regulations back to the USEPA for promulgation of revisions in accordance with the Court’s July 11, 2008 order.  Thus, the original version of CAIR promulgated in March of 2005 remains effective while USEPA revises it per the Court’s guidance.  It is possible that a revised CAIR will require further reductions in NOx and SO2 from SIGECO’s generating units.  SIGECO is in compliance with the current CAIR Phase I annual NOx reduction requirements in effect on January 1, 2009 and the Phase I annual SO2 reduction requirements in effect on January 1, 2010.  Utilization of the Company’s inventory of NOx and SO2  allowances may also be impacted if CAIR is further revised.  Most of these allowances were granted to the Company at zero cost; therefore, any reduction in carrying value that could result from future changes in regulations would be immaterial.

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

To comply with Indiana’s implementation plan of the Clean Air Act of 1990, the CAIR regulations, and to comply with potential future regulations of mercury and further NOx and SO2  reductions, SIGECO has IURC authority to invest in clean coal technology.  Using this authorization, SIGECO has invested approximately $411 million in pollution control equipment, including Selective Catalytic Reduction (SCR) systems, fabric filters, and an SO2 scrubber at its generating facility that is jointly owned with ALCOA (the Company’s portion is 150 MW).  Of the $411 million, $312 million was included in rate base for purposes of determining SIGECO’s new electric base rates that went into effect on August 15, 2007 and $99 million is currently recovered through a rider mechanism which is periodically updated for actual costs incurred including post in-service depreciation expense. As part of its recent rate proceeding, the Company has requested to also include these more recent expenditures in rate base as well.  SCR technology is the most effective method of reducing NOx emissions where high removal efficiencies are required and fabric filters control particulate matter emissions.  With the SO2 scrubber fully operational, SIGECO is in compliance with the additional SO2 reductions required by Phase I CAIR that commenced on January 1, 2010.

SIGECO’s coal fired generating fleet is 100 percent scrubbed for SO2 and 90 percent controlled for NOx.  SIGECO's investments in scrubber, SCR and fabric filter technology allows for compliance with existing regulations and should position it to comply with future reasonable mercury pollution control legislation, if and when, reductions are promulgated by USEPA.  On July 6, 2010, the USEPA issued its proposed revisions to CAIR, renamed the Transport Rule, for public comment.  The Transport Rule proposes a 71 percent reduction of SO2 over 2005 national levels and a 52 percent reduction of NOx over 2005 national levels.  The Company is currently reviewing the sufficiency of its existing pollution control equipment in relation to the requirements proposed in the Transport Rule.

Climate Change
The U.S. House of Representatives has passed a comprehensive energy bill that includes a carbon cap and trade program in which there is a progressive cap on greenhouse gas emissions and an auctioning and subsequent trading of allowances among those that emit greenhouse gases, a federal renewable portfolio standard, and utility energy efficiency targets.  Current proposed legislation also requires local natural gas distribution companies to hold allowances for the benefit of their customers.  As of the date of this filing, the Senate has not passed a bill, and the House bill is not law.  The U.S. Senate introduced a draft cap and trade proposal that is similar in structure to the House bill.  Numerous competing legislative proposals have also been introduced that involve carbon, energy efficiency, and renewable energy.

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

In April of 2007, the US Supreme Court determined that greenhouse gases meet the definition of "air pollutant" under the Clean Air Act and ordered the USEPA to determine whether greenhouse gas emissions from motor vehicles cause or contribute to air pollution that may reasonably be anticipated to endanger public health or welfare. In April of 2009, the USEPA published its proposed endangerment finding for public comment.  The proposed endangerment finding concludes that carbon emissions from mobile sources pose an endangerment to public health and the environment.  The endangerment finding was finalized in December of 2009, and is the first step toward USEPA regulating carbon emissions through the existing Clean Air Act in the absence of specific carbon legislation from Congress.  Therefore, any new regulations would likely also impact major stationary sources of greenhouse gases.  The USEPA has recently finalized a mandatory greenhouse gas emissions registry which will require reporting of emissions beginning in 2011 (for the emission year 2010).  The USEPA has also recently proposed a revision to the Prevention of Significant Deterioration (PSD) and Title V permitting rules which would require facilities that emit 25,000 tons or more of greenhouse gases a year to obtain a PSD permit for new construction or a significant modification of an existing facility.  If these proposed rules were adopted, they would apply to SIGECO’s generating facilities.

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

Ash Ponds & Coal Ash Disposal Regulations
In June 2010, the USEPA issued proposed regulations affecting the management and disposal of coal combustion products, such as ash generated by the Company’s coal-fired power plants.  The proposed rules more stringently regulate these byproducts and would likely increase the cost of operating or expanding existing ash ponds and the development of new ash ponds.   The USEPA did not offer a preferred alternative, but is taking public comment on multiple alternative regulations.  The alternatives include regulating coal combustion by-products as hazardous waste.  At this time, the majority of the Company’s ash is being beneficially reused.  The proposals offered by USEPA allow for the beneficial reuse of ash in certain circumstances.

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

In October 2002, SIGECO received a formal information request letter from the IDEM regarding five manufactured gas plants that it owned and/or operated and were not enrolled in the IDEM’s VRP.  In October 2003, SIGECO filed applications to enter four of the manufactured gas plant sites in IDEM's VRP.  The remaining site is currently being addressed in the VRP by another Indiana utility.  SIGECO added those four sites into the renewal of the global Voluntary Remediation Agreement that Indiana Gas has in place with IDEM for its manufactured gas plant sites.  That renewal was approved by the IDEM in February 2004.  SIGECO was also named in a lawsuit filed in federal district court in May 2007, involving another waste disposal site subject to potential environmental remediation efforts.  With respect to that lawsuit, in May 2010, SIGECO settled with the plaintiff mitigating any future claims at this site.  SIGECO has filed a declaratory judgment action against its insurance carriers seeking a judgment finding its carriers liable under the policies for coverage of further investigation and any necessary remediation costs that SIGECO may accrue under the VRP program and/or related to the site subject to the recently settled lawsuit.

SIGECO has recorded cumulative costs that it reasonably expects to incur related to these environmental matters, including the recent settlement, totaling approximately $15.8 million.  However, the total costs that may be incurred in connection with addressing all of these sites cannot be determined at this time.  With respect to insurance coverage, SIGECO has recorded approximately $12.6 million in insurance proceeds from certain of its insurance carriers under insurance policies in effect when these sites were in operation.  While negotiations are ongoing with certain carriers, settlements have been reached with some carriers and $8.1 million in proceeds have been received.  SIGECO has undertaken significant remediation efforts at two MGP sites.

The costs the Company expects to incur are estimated by management using assumptions based on actual costs incurred, the timing of expected future payments, and inflation factors, among others.  While the Company’s utilities have recorded all costs which they presently expect to incur in connection with activities at these sites, it is possible that future events may require some level of additional remedial activities which are not presently foreseen and those costs may not be subject to PRP or insurance recovery.  As of June 30, 2010 and December 31, 2009, approximately $9.5 million and $6.5 million of accrued, but not yet spent, costs are included in Other Liabilities related to both the Indiana Gas and SIGECO sites.

Rate & Regulatory Matters

Vectren South Electric Base Rate Filings
On December 11, 2009, Vectren South filed a request with the IURC to adjust its electric base rates in its south service territory.  The requested increase in base rates addresses capital investments, a modified electric rate design that facilitates a partnership between Vectren South and customers to pursue energy efficiency and conservation, and new energy efficiency programs to complement those currently offered for natural gas customers.  On July 30, 2010, Vectren South revised its increase requested through the filing of its rebuttal position to approximately $34 million. The request addresses the roughly $325 million spent in infrastructure construction since its last base rate increase in August 2007 that was needed to continue to provide reliable service and updates to operating costs and revenues.  The rate design proposed in the filing would break the link between small residential and commercial customers’ consumption and the utility’s margin, thereby aligning the utility’s and customers’ interests in using less energy.  The revised request assumes an overall rate of return of 7.42 percent on rate base of approximately $1.3 billion and an allowed return on equity (ROE) of 10.7 percent.  The OUCC and SIGECO Industrial Group separately filed testimony in this case, proposing an increase of approximately $11 million and $18 million, respectively.  Furthermore, the intervening parties in the case took differing views on, among other matters, the proposed rate design and the level and price of coal inventory.  A hearing on all matters in the case is scheduled for late August 2010.  Based on the current procedural schedule, an order is likely in the first quarter of 2011.

Vectren South Electric Fuel Adjustment Filings
Electric retail rates contain a fuel adjustment clause (FAC) that allows for periodic adjustment in energy to reflect changes in the cost of fuel and purchased power.  These FAC procedures involve periodic filings and IURC hearings to approve the recovery of Vectren South’s fuel and purchased power costs.

In its latest FAC hearing, the OUCC requested the IURC order Vectren South to renegotiate its coal contracts because they are currently above market prices.  This request is consistent with the OUCC’s position taken in Vectren South’s base rate proceeding referred to above.  Vectren South purchases the majority of its coal from Vectren Fuels, Inc. (a nonutility wholly owned subsidiary of the Company) under coal contracts entered into in 2008.  Vectren South states in its filed position that the prices in the coal contracts were at or below the market at the time of contract execution.  Further, the Company has already engaged in some contract renegotiations allowing for contract deferrals, and reducing volumes in 2011 with negotiation to come for market pricing under the terms of the contracts for 2012 or later deliveries.  Moreover, the IURC has already found in a number of FAC proceedings since 2008 that the costs incurred under these coal contracts are reasonable.

The OUCC also raised concerns regarding Vectren South’s generating unit “must run” policy.  Under that policy, for reliability reasons, Vectren South instructs the MISO that certain units must be dispatched regardless of current market conditions.  The OUCC is reviewing data related to Vectren South’s “must run” policy.

To allow the FAC to be approved on a timely basis, the parties agreed to the creation of a sub docket proceeding to address the specific issues noted above.  At this point, both the timing and potential impacts of the sub docket proceeding, if any, are not known.  An order establishing the sub docket was issued by the IURC on July 28, 2010 and noted that the parties to the FAC proceeding agreed that the recovery of fuel costs in the current FAC would not be subject to refund.

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

The PUCO provided for an Exit Transition Cost rider, which allows the Company to recover costs associated with the transition process.  The impact of exiting the merchant function should not have a material impact on Company earnings or financial condition.  It, however, has and will continue to reduce Gas utility revenues and have an equal and offsetting impact to Cost of gas sold as VEDO no longer purchases gas for resale to these customers.

MISO
The Company is a member of the MISO, a FERC approved regional transmission organization.  When the Company is a net seller of its generation, such net revenues, which totaled $3.8 million and $3.0 million for the three months ended June 30, 2010 and 2009, respectively, are included in Electric utility revenues.  For the six months ended June 30, 2010 and 2009, such net revenues totaled $13.6 million and $13.2 million, respectively.  When the Company is a net purchaser such net purchases, which totaled $12.5 million and $12.2 million for the three months ended June 30, 2010 and 2009, respectively, are included in Cost of fuel & purchased power.  For the six months ended June 30, 2010 and 2009, such purchases totaled $21.5 million and $16.5 million, respectively.  Net positions are determined on an hourly basis.

The Company also receives transmission revenue from the MISO which is included in Electric utility revenues and totaled $5.8 million and $3.6 million for the three months ended June 30, 2010 and 2009, respectively.  For the six months ended June 30, 2010 and 2009, transmission revenue from the MISO totaled $10.6 million and $6.6 million, respectively.  These revenues result from other MISO members’ use of the Company’s transmission system as well as the recovery of the Company’s investment in certain new electric transmission projects meeting MISO’s transmission expansion plan criteria.

One such project currently under construction meeting these expansion plan criteria is an interstate 345 kilovolt transmission line that will connect Vectren’s A.B. Brown Generating Station to a station in Indiana owned by Duke Energy to the north and to a station in Kentucky owned by Big Rivers Electric Corporation to the south.  Throughout the project, SIGECO will recover an approximate 10 percent return, inclusive of the FERC approved equity rate of return of 12.38 percent, on capital investments through a rider mechanism which is updated annually for estimated costs to be incurred.  Of the total investment, which is expected to approximate $87 million, the Company has invested approximately $46.5 million as of June 30, 2010.  The Company expects this project to be fully operational in 2011.  At that time, any operating expenses, including depreciation expense, are also expected to be recovered through a FERC approved rider mechanism.  Further, the approval allows for recovery of expenditures made even in the event of unforeseen difficulties that delay or permanently halt the project.

Results of Operations of the Nonutility Group

The Nonutility Group operates in three primary business areas: Energy Marketing and Services, Coal Mining, and Energy Infrastructure Services.  Energy Marketing and Services markets and supplies natural gas and provides energy management services.  Coal Mining mines and sells coal.  Energy Infrastructure Services provides underground construction and repair and provides performance contracting and renewable energy services.  There are also other legacy businesses that have invested in energy-related opportunities and services, real estate, and leveraged leases, among other investments.  The Nonutility Group supports the Company’s regulated utilities pursuant to service contracts by providing natural gas supply services, coal, and infrastructure services.  Results reported by individual company are net of allocated corporate expenses.  Nonutility Group earnings for the three and six months ended June 30, 2010 and 2009 follow:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In millions, except per share amounts)	2010	2009	2010	2009

NET INCOME (LOSS)	$(7.5)	$(13.0)	$0.3	$3.5

CONTRIBUTION TO VECTREN BASIC EPS	$(0.09)	$(0.16)	$-	$0.04

NET INCOME (LOSS) ATTRIBUTED TO:
Energy Marketing & Services	$(8.9)	$(16.6)	$1.3	$(1.1)
Mining Operations	1.7	0.7	5.6	3.4
Energy Infrastructure Services	3.7	3.6	0.4	3.0
Other Businesses	(4.0)	(0.7)	(7.0)	(1.8)

Impact of the Recession

Despite the beginning economic recovery, the impact of the recession has resulted in, and may continue to result in, a lower level of economic activity compared to historical levels and greater uncertainty regarding energy prices and other key factors that impact the Nonutility Group.  Economic declines have been accompanied by pressures on nonutility revenues and margins due to a decrease in demand for products and services offered by the Nonutility Group.  The impact of the recession has had, and may in some cases continue to have, some negative impact on utility industry spending for construction projects, demand for coal, and spending on performance contracting and renewable energy expansion.  It is also possible that if a weak economy continues, there could be further reductions in the value of certain nonutility real estate and other legacy investments.

Energy Marketing & Services

Energy Marketing and Services is comprised of the Company’s gas marketing operations, energy management services, and retail gas supply operations.  Operating entities contributing to these results include ProLiance and Vectren Source.  Results from Energy Marketing and Services for the quarter ended June 30, 2010, were a loss of $8.9 million, compared to a loss of $16.6 million in 2009.  For the six months ended June 30, 2010, earnings were $1.3 million compared to a loss of $1.1 million in 2009.  Results in 2009 include the impact of the Liberty Charge of $11.9 million after tax.

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

Vectren Energy Marketing and Services, Inc (EMS), a wholly owned subsidiary, holds the Company’s investment in ProLiance.  Within the consolidated entity, EMS is responsible for certain financing costs associated with ProLiance and is also responsible for income taxes and allocated corporate expenses related to the Company’s portion of ProLiance’s results.  During the quarter ended June 30, 2010, EMS’s results related to ProLiance, which is inclusive of ProLiance’s results recorded using the equity method of accounting, financing costs, allocated corporate expenses, and income taxes, were a loss of approximately $7.0 million compared to a loss of $14.9 million in 2009.  During the six months ended June 30, 2010, results at EMS related to ProLiance was a loss of approximately $3.1 million compared to a loss of $8.0 million in 2009.  The $7.9 million increase in the quarter and $4.9 million increase year over year reflects reduced margins associated with optimizing its transportation and storage portfolio, due primarily to a reduction of firm transportation spread values between the production areas and Midwest market area, offset by the 2009 Liberty Charge.  The regional basis spread reduction impacting firm transportation values is due to a number of factors, some of which may continue into the future.  Those factors include shifting gas flows associated with the completion of new shale gas production and related infrastructure and the continuation of reduced industrial demand.  ProLiance has structured optimization activities to remain flexible to maximize potential opportunities if market conditions improve.  ProLiance’s storage capacity was 46 Bcf at both June 30, 2010 and December 31, 2009.

For the three and six months ended June 30, 2010, the amounts recorded to Equity in earnings (losses) of unconsolidated affiliates related to ProLiance’s operations totaled a pretax loss of $8.4 million and income of $0.4 million, respectively.  For the three and six months ended June 30, 2009, the amounts recorded to Equity in earnings (losses) of unconsolidated affiliates related to ProLiance’s operations totaled a pretax loss of $23.1 million and a loss of $9.7 million, respectively.  Amounts recorded in 2009 include the Liberty Charge recorded during the second quarter of 2009 and described below.

Investment in Liberty Gas Storage
Liberty Gas Storage, LLC (Liberty), a joint venture between a subsidiary of ProLiance and a subsidiary of Sempra Energy (SE), is a development project for salt-cavern natural gas storage facilities.  ProLiance is the minority member with a 25 percent interest, which it accounts for using the equity method.  The project was expected to include 17 Bcf of capacity in its north facility, and an additional 17 Bcf of capacity in its south facility. In 2009, the joint venture, with SE as the majority member, determined that only the south facility will be completed by the joint venture.  As a result, during the second quarter of 2009 the Company recorded an $11.9 million after tax charge associated with the north facility due to well-completion problems.  In the Consolidated Statement of Income for the three and six months ended June 30, 2009, the impact associated with the Liberty Charge is an approximate $19.9 million reduction to Equity in earnings of unconsolidated affiliates and an income tax benefit reflected in Income taxes of approximately $8.0 million.  ProLiance’s investment in Liberty is $37.3 million at June 30, 2010.

Vectren Source
Vectren Source, a wholly owned subsidiary, provides natural gas and other related products and services to customers opting for choice among energy providers.  Vectren Source incurred a seasonal loss of approximately $1.9 million in the second quarter of 2010, compared to $1.7 million in 2009.  Year to date, Vectren Source has earned $4.4 million in 2010 compared to $6.9 million in 2009.  Year to date results were lower than the prior year, as expected, due to higher margins on variable priced contracts in the first quarter of 2009.  During 2009’s first quarter, revenues on variable priced sales contracts fell more slowly than gas costs.  Vectren Source’s customer count at June 30, 2010 was approximately 205,000 customers, compared to 182,000 equivalent customers at June 30, 2009.  The customer count includes approximately 35,000 and 37,000 customers in VEDO’s service territory as part of VEDO’s process of exiting the merchant function at June 30, 2010 and 2009, respectively.  Most recently, Vectren Source was a successful bidder in the second regulatory-approved auction that was conducted on January 12, 2010.  As a result of this auction, Vectren Source sells gas commodity directly to customers in VEDO’s service territory for a twelve month period ending April 1, 2011.

Coal Mining

Coal Mining mines and sells coal to the Company’s utility operations and to third parties through the Company’s wholly owned subsidiary Vectren Fuels, Inc. (Vectren Fuels).  Coal Mining earned approximately $1.7 million during the second quarter of 2010, compared to $0.7 million in 2009, an increase of $1.0 million compared to 2009.  Year to date, Coal Mining earned $5.6 million compared to earnings of $3.4 million in 2009.  The increases are primarily due to lower operating costs, higher revenue per ton, and an increase in tons sold, offset by an increase in interest expense.  The Company has seen some improvement to the current demand and supply imbalance for Illinois Basin coal during the first half of 2010.  The extremely warm weather during the summer of 2010 has led to some spot coal sale opportunities.  Year to date, the Company has orders for 370,000 tons of spot coal with 320,000 tons to be delivered in the third and fourth quarters of 2010.  These sales are contemplated in the 2010 guidance.  Further, there has been some non-weather related improvement in demand for electricity; however, coal inventories remain elevated at customer locations.  Vectren Fuels continues to align its production closely with short-term customer needs.  Also, the Company is in the process of negotiating a number of new supply contracts with other customers.

Given the recent incidents at coal mines of other companies, the Company anticipates a significant increase in the frequency and scope of MSHA inspections.  In addition, both houses of Congress are considering new mine safety legislation.  The Company is currently assessing the impact such an increase in inspection activity or new laws and regulations may have on its operations.  The Company is also assessing the impact of new disclosure requirements outlined in the recently signed Dodd-Frank Wall Street Reform and Consumer Protection Act that becomes effective in the third quarter of 2010.  The Dodd-Frank Act will require a coal mine operator to disclose a broad range of mine safety information in its periodic and current reports filed pursuant to SEC regulations

Oaktown Mines
The first of two new underground mines, located near Vincennes, Indiana, is operational.  The second mine is currently expected to open in 2012.  However, Vectren Fuels may continue to adjust this timing as it evaluates the impacts of current market conditions.  Reserves at the two mines are estimated at about 105 million tons of recoverable coal at 11,200 BTU and less than 6-pound sulfur dioxide.  The reserves at these new mines bring total coal reserves to approximately 140 million tons at June 30, 2010.  Once in production, the two new mines are capable of producing about 5 million tons of coal per year.

Energy Infrastructure Services

Energy Infrastructure Services provides energy performance contracting and renewable energy services through Energy Systems Group, LLC (ESG) and underground utility infrastructure construction and repair services through Miller Pipeline Corporation (Miller).  Energy Infrastructure Services earned $3.7 million in the second quarter of 2010, compared to $3.6 million in 2009.  Year to date earnings were $0.4 million in 2010, compared to $3.0 million in 2009.

Miller Pipeline
Miller’s 2010 second quarter earnings were $2.0 million, compared to $0.9 million in 2009.  The increase in earnings is due primarily to working through projects delayed by weather conditions that negatively impacted construction activities in the Mid-Atlantic and Northeast throughout much of the first quarter of 2010 and new customer contracts.  Year to date, Miller has incurred a loss of approximately $1.0 million, compared to earnings of $0.3 million in 2009, reflective of the poor first quarter weather conditions.  As utilities across the country continue to replace their aging natural gas and wastewater infrastructure and needs for shale gas infrastructure become more prevalent, Miller is positioned for future growth.

Energy Systems Group
ESG’s 2010 earnings were $1.7 million in the second quarter, compared to $2.7 million in 2009.  ESG earned approximately $1.4 million year to date in 2010, compared to earnings of $2.7 million in 2009.  Increased revenues in 2010 have resulted from the strong 2009 year end backlog.  Second quarter 2009 results reflect the sale of a renewable energy project.  The project developed by ESG as part of its ongoing renewable energy project development strategy was a 3.2 megawatt land fill gas facility located in the Company’s electric service territory.  The sale to the Company’s electric utility, as a part of the utilities’ strategy to continue to build a renewable energy portfolio, was approved by the IURC.

At June 30, 2010, ESG’s backlog was $82 million, compared to $70 million at December 31, 2009.  The increased backlog reflects substantial work in the near term and ESG is on track to meet expectations.  The national focus on a comprehensive energy strategy as evidenced by the Energy Independence and Security Act of 2007 and the American Recovery and Reinvestment Act of 2009 continues to create favorable conditions for ESG’s growth and resulting earnings.

Other Businesses

Other nonutility businesses, which include legacy real estate and other investments, operated at a loss of $4.0 million in the second quarter of 2010 compared to $0.7 million in the same quarter in 2009.  The lower results in 2010 were primarily due to a $4.0 million after tax charge related to a decline in the fair value of an energy-related investment originally made in 2004 by Haddington Energy Partners, and accounted for by the Company using the equity method.  During the six months ended June 30, 2010, other nonutility businesses operated at a loss of $7.0 million compared to $1.8 million in 2009.  The lower results in 2010 reflect the second quarter loss associated with the Haddington investment and a 2010 first quarter $2.8 million after tax charge related to the reduction in value of a note receivable recorded in 2002 related to a previously exited business.

Haddington Energy Partnerships
The Company has an approximate 40 percent ownership interest in Haddington Energy Partners, LP (Haddington I) and Haddington Energy Partners II, LP (Haddington II).  These Haddington ventures have interests in two remaining mid-stream energy related investments.  Both Haddington ventures are investment companies accounted for using the equity method of accounting.

As part of its second quarter closing procedures, the Company was notified by Haddington’s management that the fair value of its investment in a liquefied natural gas facility (LNG) had declined, and Haddington reflected that decline in its financial statements.  The Company recorded its share of the decline in fair value and also impaired a note receivable associated with the LNG investment.  In total, the charge was approximately $6.5 million, of which, $6.1 million is reflected in Equity in earnings of unconsolidated affiliates and $0.4 million is reflected in Other-net, for both the three and six months ended June 30, 2010.  At June 30, 2010, the Company’s remaining $3.3 million investment in the Haddington ventures is related to payments to be received associated with the sale of a compressed air storage facility sold in 2009.  The Company has no further commitments to invest in either Haddington I or II.

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

Fair Value Measurements & Disclosures
In January 2010, the FASB issued new accounting guidance on improving disclosures about fair market value.  This guidance amends prior disclosure requirements involving fair value measurements to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. The guidance also clarifies existing fair value disclosures in regard to the level of disaggregation and about inputs and valuation techniques used to measure fair value.  The guidance also amends prior disclosure requirements regarding postretirement benefit plan assets to require that disclosures be provided by classes of assets instead of major categories of assets.  This guidance is effective for the first reporting period beginning after December 15, 2009.  The Company adopted this guidance for its 2010 reporting.  Due to the low level of items carried at fair value in the Company’s financial statements, the adoption has not had any material impact.

Financial Condition

Within Vectren’s consolidated group, Utility Holdings primarily funds the short-term and long-term financing needs of the Utility Group operations, and Vectren Capital Corp (Vectren Capital) funds short-term and long-term financing needs of the Nonutility Group and corporate operations.  Vectren Corporation guarantees Vectren Capital’s debt, but does not guarantee Utility Holdings’ debt.  Vectren Capital’s long-term and short-term obligations outstanding at June 30, 2010 approximated $333 million and $146 million, respectively.  Utility Holdings’ outstanding long-term and short-term borrowing arrangements are jointly and severally guaranteed by Indiana Gas, SIGECO, and VEDO.  Utility Holdings’ long-term obligations outstanding at June 30, 2010 approximated $919 million.  As of June 30, 2010, Utility Holdings had approximately $14 million of cash invested in money market funds.  Additionally, prior to Utility Holdings’ formation, Indiana Gas and SIGECO funded their operations separately, and therefore, have long-term debt outstanding funded solely by their operations.  SIGECO will also occasionally issue tax exempt debt to fund qualifying pollution control capital expenditures.

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

The credit ratings of the senior unsecured debt of Utility Holdings and Indiana Gas, at June 30, 2010, are A-/Baa1 as rated by Standard and Poor's Ratings Services (Standard and Poor’s) and Moody’s Investors Service (Moody’s), respectively.  The credit ratings on SIGECO's secured debt are A/A2.  Utility Holdings’ commercial paper has a credit rating of A-2/P-2.  The current outlook of Standard and Poor’s is stable.  The current outlook of Moody’s was updated from stable to positive in April 2010.  Other than the Moody’s outlook, these ratings and outlooks have not changed since December 31, 2009.  A security rating is not a recommendation to buy, sell, or hold securities.  The rating is subject to revision or withdrawal at any time, and each rating should be evaluated independently of any other rating.  Standard and Poor’s and Moody’s lowest level investment grade rating is BBB- and Baa3, respectively.

The Company’s consolidated equity capitalization objective is 45-55 percent of long-term capitalization.  This objective may have varied, and will vary, depending on particular business opportunities, capital spending requirements, execution of long-term financing plans, and seasonal factors that affect the Company’s operations.  The Company’s equity component was 46 percent of long-term capitalization at June 30, 2010 and December 31, 2009, respectively.  Long-term capitalization includes long-term debt, including current maturities and debt subject to tender, as well as common shareholders’ equity.

As of June 30, 2010, the Company was in compliance with all financial covenants.

Available Liquidity in Current Credit Conditions

At June 30, 2010, the Company had $775 million of short-term borrowing capacity, including $520 million for the Utility Group and $255 million for the wholly owned Nonutility Group and corporate operations.  As reduced by letters of credit and borrowings currently outstanding, approximately $478 million was available for the Utility Group operations and approximately $99 million was available for the wholly owned Nonutility Group and corporate operations.  Of the $520 million in Utility Group capacity, $5 million expired on June 30, 2010 and was not renewed, and the remaining $515 million is available through November 2010; and the $255 million in Nonutility Group capacity is available through November 2010.

The Company is in the process of renewing its short-term borrowing facilities, which expire in November 2010.  The renewal should be completed in the third quarter of 2010.  The Company anticipates that existing capacity levels will be lowered, primarily for the Utility Holdings’ borrowing facility, due to the reduced requirements for short-term borrowings.  The level of required short-term borrowings at Utility Holdings is significantly lower compared to historical trends due to the long-term financing transactions completed in 2009, lower natural gas prices, and exiting the merchant function in Ohio.  The Company has historically funded the short-term borrowing needs of Utility Holdings’ operations through the commercial paper market.  Throughout 2009 and 2010, the Company has been able to place commercial paper without significant difficulties and expects to use the Utility Holdings short-term borrowing facility in instances where the commercial paper market is not efficient.  The liquidity provided by these current and planned short-term borrowing arrangements, when coupled with internally-generated funds, is expected to be sufficient over the near term to fund anticipated capital expenditures, investments, and other working capital requirements.

The Company’s A-/Baa1 investment grade credit ratings have allowed it to access the capital markets as needed.  The Company is currently considering the level of need for additional Nonutility Group long-term debt to replace a $48 million debt maturity due in December 2010 and to permanently finance some investments currently financed with short-term borrowings.  Given the low level of Utility Group borrowings, it is anticipated that only a portion of the Utility Holdings $250 million maturity due in December 2011 will require refinancing.

Investors had the one-time option to put $10 million in May 2010; however, no notice was received during the notification period and such debt has been reclassified as long-term.  Investors have the option to put $30 million to the Company in October 2011.  Debt that can be put to the Company within one year or that is supported by a credit facility that expires within one year is classified in current liabilities in Long-term debt subject to tender.

ProLiance Short-Term Borrowing Arrangements

ProLiance, a nonutility energy marketing affiliate of the Company, has separate borrowing capacity available through a syndicated credit facility.  The terms of this facility allow for $325 million of capacity, as adjusted for letters of credit and current inventory and receivable balances.  The current facility expires June 3, 2011.  This credit facility, when coupled with internally generated funds, is expected to provide sufficient liquidity to meet ProLiance's operational needs.  As of June 30, 2010, no borrowings were outstanding.  The current facility is not guaranteed by Vectren or Citizens.

New Share Issues

The Company may periodically issue new common shares to satisfy the dividend reinvestment plan, stock option plan and other employee benefit plan requirements.  New issuances added additional liquidity of $3.1 million in both the six months ended June 30, 2010 and 2009.  Throughout 2010, new issuances required to meet these various plan requirements are estimated to be approximately $6 million.

Special Dividend from ProLiance

Subsequent to June 30, 2010, ProLiance declared a special dividend of $50 million to its members.  The Company received its share of the dividend totaling approximately $30 million in July 2010.

Potential Uses of Liquidity

Pension & Postretirement Funding Obligations

As of December 31, 2009, asset values of the Company’s qualified pension plans were approximately 82 percent of the projected benefit obligation.  Management currently estimates the qualified pension plans require Company contributions of approximately $12 million in 2010.  Under current market conditions, the Company estimates similar funding in 2011.  Through June 30, 2010, $5.8 million in contributions to qualified pension plans were made.  In addition to the qualified plan funding, the Company has made payments totaling approximately $7 million associated with its other retirement and deferred compensation plans and anticipates additional payments of approximately $13 million in 2010.

Corporate Guarantees

The Company issues corporate guarantees to certain vendors and customers of its wholly owned subsidiaries and unconsolidated affiliates.  These guarantees do not represent incremental consolidated obligations; rather, they represent parental guarantees of subsidiary and unconsolidated affiliate obligations in order to allow those subsidiaries and affiliates the flexibility to conduct business without posting other forms of collateral.  At June 30, 2010, corporate issued guarantees support a portion of Energy Systems Group’s (ESG) performance contracting commitments and warranty obligations described below.  In addition, the Company has approximately $66 million of other guarantees outstanding supporting other consolidated subsidiary operations, of which $53 million support non-regulated retail gas supply operations.  Guarantees issued and outstanding on behalf of unconsolidated affiliates approximated $3 million at June 30, 2010.  These guarantees relate primarily to arrangements between ProLiance and various natural gas pipeline operators.  The Company has not been called upon to satisfy any obligations pursuant to these parental guarantees and has accrued no significant liabilities related to these guarantees.

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

 Specific to ESG, in its role as a general contractor in the performance contracting industry, at June 30, 2010, there are 73 open surety bonds supporting future performance.  The average face amount of these obligations is $3.4 million, and the largest obligation has a face amount of $30.4 million. These surety bonds are guaranteed by Vectren Corporation.  The maximum exposure of these obligations is less than these amounts for several factors, including the level of work already completed.  At June 30, 2010, approximately 58 percent of work was completed on projects with open surety bonds.  A significant portion of these commitments will be fulfilled within one year.  In instances where ESG operates facilities, project guarantees extend over a longer period.

In addition to its performance obligations, ESG also warrants the functionality of certain installed infrastructure generally for one year and the associated energy savings over a specified number of years.  In certain instances, these warranty obligations are also backed by Vectren Corporation.  The Company has no significant accruals for these warranty obligations as of June 30, 2010.

Planned Capital Expenditures & Investments

Utility capital expenditures are estimated at $113 million for the remainder of 2010.  Nonutility capital expenditures and investments, principally for coal mine development and capital expenditures for the Energy Infrastructure Services businesses, are estimated at $44 million for the remainder of 2010.

Comparison of Historical Sources & Uses of Liquidity

Operating Cash Flow

The Company's primary source of liquidity to fund working capital requirements has been cash generated from operations, which totaled $258.7 million and $367.9 million for the six months ended June 30, 2010 and 2009, respectively.  The $109.2 million decrease in operating cash flow in 2010 compared to 2009 is primarily due to much greater reductions in working capital needs in 2009 offset by higher net income in 2010.

Financing Cash Flow

Although working capital requirements are generally funded by cash flow from operations, the Company uses short-term borrowings to supplement working capital needs when accounts receivable balances are at their highest and gas storage is refilled.  Additionally, short-term borrowings are required for capital projects and investments until they are financed on a long-term basis.  Net cash flow required for financing activities was $121.5 million in 2010 and $192.6 million in 2009.  The lower level of cash utilized for financing activities in 2010 reflects a lesser level of payoff of short-term borrowings during 2010.

Investing Cash Flow

Cash flow required for investing activities was $132.3 million in 2010 and $213.4 million in 2009.  Capital expenditures are the primary component of investing activities and totaled $137.2 million in 2010, compared to $213.6 million in 2009.  The decrease in capital expenditures reflects the roughly $20 million spent in 2009 associated with the January 2009 ice storm restoration projects as well as lower expenditures for coal mine development.

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
•
Economic conditions surrounding the impact of the  recession, which may be more prolonged and more severe than cyclical downturns, including significantly lower levels of economic activity; uncertainty regarding energy prices and the capital and commodity markets; decreases in demand for natural gas, electricity, coal, and other nonutility products and services; impacts on both gas and electric large customers; lower residential and commercial customer counts; higher operating expenses; and further reductions in the value of certain nonutility real estate and other legacy investments.

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

ITEM 4.  CONTROLS AND PROCEDURES

Changes in Internal Controls over Financial Reporting

During the quarter ended June 30, 2010, there have been no changes to the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of June 30, 2010, the Company conducted an evaluation under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness and the design and operation of the Company's disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of June 30, 2010, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is:
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

The success of coal mining operations is predicated on the ability to fully access coal at two new company-owned mines; to operate owned mines in accordance with MSHA guidelines and regulations, recent interpretations of those guidelines and regulations, and any new guidelines or regulations that could result from the recent mining incidents at coal mines of other companies and to respond to more frequent and broader inspections; to negotiate and execute new sales contracts; and to manage production and production costs and other risks in response to changes in demand.  Other risks, which could adversely impact operating results, include but are not limited to:  market demand for coal; geologic, equipment, and operational risks; supplier and contract miner performance; the availability of miners, key equipment and commodities; availability of transportation; and the ability to access/replace coal reserves.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Periodically, the Company purchases shares from the open market to satisfy share requirements associated with the Company’s share-based compensation plans; however, no such open market purchases were made during the quarter ended June 30, 2010.

ITEM 6.  EXHIBITS

Exhibits and Certifications

         3.1   Code of By-Laws of Vectren Corporation as Most Recently Amended June 1, 2010.  (Filed and designated in Current Report on Form 8-K filed April 9, 2010,
                  File No. 1-15467, as Exhibit 3.3 which is incorporated by reference.)

31.1 Certification Pursuant To Section 302 of The Sarbanes-Oxley Act Of 2002- Chief Executive Officer

31.2 Certification Pursuant To Section 302 of The Sarbanes-Oxley Act Of 2002- Chief Financial Officer

32 Certification Pursuant To Section 906 of The Sarbanes-Oxley Act Of 2002

101 Interactive Data File.

101.INS* XBRL Instance Document

101.SCH* XBRL Taxonomy Extension Schema

101.CAL* XBRL Taxonomy Extension Calculation Linkbase

101.LAB* XBRL Taxonomy Extension Labels Linkbase

101.PRE* XBRL Taxonomy Extension Presentation Linkbase

* Users of the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q are advised in accordance with Rule 406T of Regulation S-T promulgated by the Securities and Exchange Commission that this Interactive Data File is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections. The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VECTREN CORPORATION
Registrant

August 6, 2010	/s/Jerome A. Benkert, Jr.
Jerome A. Benkert, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/M. Susan Hardwick
M. Susan Hardwick
Vice President, Controller and Assistant Treasurer
(Principal Accounting Officer)