Form 10-Q
period 2010-09-30
VECTREN CORP
filed 2010-11-09
CIK 1096385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes    ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock- Without Par Value	81,653,437	October 31, 2010
Class	Number of Shares	Date

Access to Information

Vectren Corporation makes available all SEC filings and recent annual reports free of charge through its website at www.vectren.com as soon as reasonably practicable after electronically filing or furnishing the reports to the SEC, or by request, directed to Investor Relations at the mailing address, phone number, or email address that follows:

Mailing Address: One Vectren Square Evansville, Indiana 47708	Phone Number: (812) 491-4000	Investor Relations Contact: Robert L. Goocher Treasurer and Vice President, Investor Relations rgoocher@vectren.com

Definitions

BTU: British thermal units	MSHA: Mine Safety and Health Administration
FASB: Financial Accounting Standards Board	MW: megawatts
FERC: Federal Energy Regulatory Commission	MWh / GWh: megawatt hours / thousands of megawatt hours (gigawatt hours)
IDEM: Indiana Department of Environmental Management	OUCC: Indiana Office of the Utility Consumer Counselor
IURC: Indiana Utility Regulatory Commission	PUCO: Public Utilities Commission of Ohio
BCF: billions of cubic feet	USEPA: United States Environmental Protection Agency
MISO: Midwest Independent System Operator	Throughput: combined gas sales and gas transportation volumes

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VECTREN CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited – In millions)

	September 30,	December 31,
	2010	2009

ASSETS

Current Assets
Cash & cash equivalents	$7.2	$11.9
Accounts receivable - less reserves of $4.2 & $5.2, respectively	132.5	162.4
Accrued unbilled revenues	54.7	144.7
Inventories	188.3	167.8
Recoverable fuel & natural gas costs	12.5	-
Prepayments & other current assets	111.0	95.1
Total current assets	506.2	581.9

Utility Plant
Original cost	4,737.4	4,601.4
Less: accumulated depreciation & amortization	1,808.7	1,722.6
Net utility plant	2,928.7	2,878.8

Investments in unconsolidated affiliates	124.9	186.2
Other utility & corporate investments	32.5	33.2
Other nonutility investments	40.9	46.2
Nonutility plant - net	485.5	482.6
Goodwill - net	242.0	242.0
Regulatory assets	185.7	187.9
Other assets	33.7	33.0
TOTAL ASSETS	$4,580.1	$4,671.8

The accompanying notes are an integral part of these consolidated condensed financial statements.

VECTREN CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited – In millions)

	September 30,	December 31,
	2010	2009

LIABILITIES & SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$132.9	$183.8
Accounts payable to affiliated companies	23.5	54.1
Refundable fuel & natural gas costs	-	22.3
Accrued liabilities	183.5	174.7
Short-term borrowings	157.3	213.5
Current maturities of long-term debt	48.2	48.0
Long-term debt subject to tender	-	51.3
Total current liabilities	545.4	747.7

Long-term Debt - Net of Current Maturities & Debt Subject to Tender	1,590.3	1,540.5

Deferred Income Taxes & Other Liabilities
Deferred income taxes	495.0	458.7
Regulatory liabilities	331.6	322.1
Deferred credits & other liabilities	207.0	205.6
Total deferred credits & other liabilities	1,033.6	986.4

Commitments & Contingencies (Notes 11-13)

Common Shareholders' Equity
Common stock (no par value) – issued & outstanding 81.4 & 81.1, respectively	675.1	666.8
Retained earnings	742.7	737.2
Accumulated other comprehensive income (loss)	(7.0)	(6.8)
Total common shareholders' equity	1,410.8	1,397.2

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$4,580.1	$4,671.8

The accompanying notes are an integral part of these consolidated condensed financial statements.

VECTREN CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited – In millions, except per share data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
OPERATING REVENUES
Gas utility	$101.8	$93.4	$692.8	$759.9
Electric utility	173.2	143.0	469.1	400.7
Nonutility	147.7	113.2	403.5	359.7
Total operating revenues	422.7	349.6	1,565.4	1,520.3
OPERATING EXPENSES
Cost of gas sold	32.4	28.0	371.7	440.6
Cost of fuel & purchased power	64.5	50.1	180.3	147.4
Cost of nonutility revenues	60.7	36.2	170.6	153.7
Other operating	137.2	129.6	398.4	377.6
Depreciation & amortization	57.6	53.9	170.6	158.3
Taxes other than income taxes	11.7	11.3	46.9	48.0
Total operating expenses	364.1	309.1	1,338.5	1,325.6
OPERATING INCOME	58.6	40.5	226.9	194.7
OTHER INCOME (EXPENSE)
Equity in earnings (losses) of unconsolidated affiliates	(8.2)	(0.6)	(13.9)	(11.3)
Other income – net	1.6	4.1	2.0	10.6
Total other income (expense)	(6.6)	3.5	(11.9)	(0.7)

INTEREST EXPENSE	26.0	25.8	78.0	74.0

INCOME BEFORE INCOME TAXES	26.0	18.2	137.0	120.0

INCOME TAXES	9.6	5.8	48.7	41.5

NET INCOME	$16.4	$12.4	$88.3	$78.5

AVERAGE COMMON SHARES OUTSTANDING	81.2	80.8	81.1	80.7
DILUTED COMMON SHARES OUTSTANDING	81.4	81.1	81.3	81.0

EARNINGS PER SHARE OF COMMON STOCK:
BASIC	$0.20	$0.15	$1.09	$0.97
DILUTED	$0.20	$0.15	$1.09	$0.97

DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$0.340	$0.335	$1.020	$1.005

The accompanying notes are an integral part of these consolidated condensed financial statements.

VECTREN CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited – In millions)

	Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$88.3	$78.5
Adjustments to reconcile net income to cash from operating activities:
Depreciation & amortization	170.6	158.3
Deferred income taxes & investment tax credits	33.9	55.2
Equity in losses of unconsolidated affiliates	13.9	11.3
Provision for uncollectible accounts	13.2	15.3
Expense portion of pension & postretirement benefit cost	6.7	7.8
Other non-cash charges - net	19.4	(1.0)
Changes in working capital accounts:
Accounts receivable & accrued unbilled revenues	106.7	234.0
Inventories	(20.5)	(32.0)
Recoverable/refundable fuel & natural gas costs	(34.8)	33.1
Prepayments & other current assets	(16.4)	30.6
Accounts payable, including to affiliated companies	(82.9)	(169.9)
Accrued liabilities	15.7	(17.4)
Unconsolidated affiliate dividends	42.7	11.3
Employer contributions to pension & postretirement plans	(12.4)	(27.3)
Changes in noncurrent assets	(9.8)	(6.9)
Changes in noncurrent liabilities	(11.9)	(11.3)
Net cash flows from operating activities	322.4	369.6
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from:
Dividend reinvestment plan & other common stock issuances	7.2	4.5
Long-term debt, net of issuance costs	-	311.6
Requirements for:
Dividends on common stock	(82.7)	(81.2)
Retirement of long-term debt	(2.1)	(2.7)
Net change in short-term borrowings	(56.2)	(358.1)
Net cash flows from financing activities	(133.8)	(125.9)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from:
Unconsolidated affiliate distributions	0.5	-
Other collections	10.2	1.2
Requirements for:
Capital expenditures, excluding AFUDC equity	(200.9)	(321.8)
Unconsolidated affiliate investments	(0.2)	(0.2)
Other investments	(2.9)	(0.8)
Net cash flows from investing activities	(193.3)	(321.6)
Net change in cash & cash equivalents	(4.7)	(77.9)
Cash & cash equivalents at beginning of period	11.9	93.2
Cash & cash equivalents at end of period	$7.2	$15.3

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

Indiana Gas provides energy delivery services to over 560,000 natural gas customers located in central and southern Indiana.  SIGECO provides energy delivery services to over 141,000 electric customers and approximately 110,000 gas customers located near Evansville in southwestern Indiana.  SIGECO also owns and operates electric generation assets to serve its electric customers and optimizes those assets in the wholesale power market.  Indiana Gas and SIGECO generally do business as Vectren Energy Delivery of Indiana.  The Ohio operations provide energy delivery services to approximately 310,000 natural gas customers located near Dayton in west central Ohio.  The Ohio operations are owned as a tenancy in common by Vectren Energy Delivery of Ohio, Inc. (VEDO), a wholly owned subsidiary of Utility Holdings (53 percent ownership), and Indiana Gas (47 percent ownership).  The Ohio operations generally do business as Vectren Energy Delivery of Ohio.

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

3.	Comprehensive Income

Comprehensive income consists of the following:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In millions)	2010	2009	2010	2009
Net income	$16.4	$12.4	$88.3	$78.5
Comprehensive income (loss) of unconsolidated affiliates	(6.3)	3.6	(4.4)	16.9
Cash flow hedges
Unrealized gains	4.1	-	4.3	0.1
Reclassifications to net income	-	-	-	(0.1)
Income taxes	0.9	(1.5)	(0.1)	(6.8)
Total comprehensive income	$15.1	$14.5	$88.1	$88.6

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

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In millions, except per share data)	2010	2009	2010	2009

Numerator:
Numerator for basic EPS	$16.4	$12.4	$88.3	$78.4
Add back earnings attributable to participating securities	-	-	-	0.1
Reported net income (Numerator for Diluted EPS)	$16.4	$12.4	$88.3	$78.5

Denominator:
Weighted average common shares outstanding (Basic EPS)	81.2	80.8	81.1	80.7
Conversion of share based compensation arrangements	0.2	0.3	0.2	0.3
Adjusted weighted average shares outstanding and assumed conversions outstanding (Diluted EPS)	81.4	81.1	81.3	81.0

Basic EPS	$0.20	$0.15	$1.09	$0.97
Diluted EPS	$0.20	$0.15	$1.09	$0.97

For the three months and nine months ended September 30, 2010, options to purchase 308,000 and 517,800, respectively, of additional shares of the Company’s common stock were outstanding, but were not included in the computation of diluted EPS because their effect would be antidilutive, compared to 517,800 and 837,100 shares for the three and nine months ended September 30, 2009, respectively.  The exercise prices for these options ranged from $24.90 to $27.15 for the three months ended September 30, 2010 and $24.74 to $27.15 for the nine months ended September 30, 2010.  The exercise prices for these options ranged from $24.74 to $27.15 for the three months ended September 30, 2009 and $23.19 to $27.15 for the nine months ended September 30, 2009.

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

Net Periodic Benefit Costs
A summary of the components of net periodic benefit cost follows:

	Three Months Ended September 30,
	Pension Benefits		Other Benefits
(In millions)	2010	2009	2010	2009
Service cost	$1.5	$1.5	$0.2	$0.2
Interest cost	4.0	4.0	1.1	1.1
Expected return on plan assets	(4.6)	(4.1)	-	(0.1)
Amortization of prior service cost	0.4	0.4	(0.2)	(0.2)
Amortization of transitional obligation	-	-	0.3	0.3
Amortization of actuarial loss	0.5	0.6	-	0.1
Net periodic benefit cost	$1.8	$2.4	$1.4	$1.4

	Nine Months Ended September 30,
	Pension Benefits		Other Benefits
(In millions)	2010	2009	2010	2009
Service cost	$4.7	$4.7	$0.4	$0.4
Interest cost	11.9	11.9	3.4	3.3
Expected return on plan assets	(13.8)	(12.3)	(0.2)	(0.3)
Amortization of prior service cost	1.2	1.2	(0.6)	(0.6)
Amortization of transitional obligation	-	-	0.9	0.9
Amortization of actuarial loss	1.5	1.7	0.3	0.3
Net periodic benefit cost	$5.5	$7.2	$4.2	$4.0

Employer Contributions to Qualified Pension Plans
Currently, the Company expects to contribute approximately $12 million to its pension plan trusts for 2010.  Through September 30, 2010, contributions of $8.8 million have been made.

Impact of Recent Healthcare Legislation
In March 2010, the President signed into law comprehensive health care reform legislation under the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010.  Included among the major provisions of the law is a change in the federal income tax treatment of a subsidy received by the Company to offset the cost of providing Medicare equivalent retiree prescription drug benefits, commonly referred to as the Medicare Part D subsidy.  Prior to the change in law, the deduction for retiree drug benefits excluded the government subsidy, effectively making the subsidy tax free.  Due to the change in tax treatment, the Company recorded a $2.3 million increase in its deferred tax liabilities, during the first quarter of 2010, related to the estimated $6.1 million accrued subsidy receivable at that date.  Like tax law changes in the past, it is expected that the impact of this change will be reflected in customer rates in the future.  As a result, the Company has recorded a $4.8 million regulatory asset related to this matter in its financial statements at September 30, 2010.

6.	Excise and Utility Receipts Taxes

Excise taxes and a portion of utility receipts taxes are included in rates charged to customers.  Accordingly, the Company records these taxes received as a component of operating revenues, which totaled $4.8 million and $4.3 million in the three months ended September 30, 2010 and 2009, respectively.  For the nine months ended September 30, 2010 and 2009, these taxes totaled $25.2 million and $26.0 million, respectively.  Expenses associated with excise and utility receipts taxes are recorded as a component of Taxes other than income taxes.

7.	Supplemental Cash Flow Information

As of September 30, 2010 and December 31, 2009, the Company has accruals related to utility and nonutility plant purchases totaling approximately $10.2 million and $12.4 million, respectively.

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

Summarized Financial Information

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In millions)	2010	2009	2010	2009
Summarized statement of income information:
Revenues	$289.3	$257.2	$1,095.1	$1,216.2
Operating income (loss)	$(12.8)	$(1.1)	$(12.2)	$12.8
Charge related to Investment in Liberty Gas Storage	$-	$-	$-	$(32.7)
ProLiance's earnings (loss)	$(12.9)	$(0.8)	$(12.3)	$(18.3)

	As of
	September 30,	December 31,
(In millions)	2010	2009
Summarized balance sheet information:
Current assets	$336.5	$477.6
Noncurrent assets	$59.6	$61.7
Current liabilities	$209.5	$264.5
Noncurrent liabilities	$5.3	$4.0
Members' equity	$200.1	$282.4
Accumulated other comprehensive income (loss)	$(18.8)	$(11.6)

Vectren records its 61 percent share of ProLiance’s earnings after income taxes, interest expense and cost allocations.  During the third quarter of 2010, ProLiance declared a special dividend of $50 million to its members.  The Company received its share of a special dividend paid to ProLiance’s members totaling approximately $30 million in July 2010.

Investment in Liberty Gas Storage
Liberty Gas Storage, LLC (Liberty), a joint venture between a subsidiary of ProLiance and a subsidiary of Sempra Energy (SE), is a development project for salt-cavern natural gas storage facilities.  ProLiance is the minority member with a 25 percent interest, which it accounts for using the equity method.  The project was expected to include 17 Bcf of capacity in its north facility, and an additional 17 Bcf of capacity in its south facility. In the second quarter of 2009, the joint venture, with SE as the majority member, determined the north facility was impaired due to well completion problems.  As a result, the Company recorded its share of that impairment totaling approximately $11.9 million after tax.  ProLiance’s investment in Liberty is $37.0 million at September 30, 2010.

Transactions with ProLiance
Purchases from ProLiance for resale and for injections into storage for the three months ended September 30, 2010 and 2009, totaled $78.0 and $92.1 million, respectively, and for the nine months ended September 30, 2010 and 2009, totaled $319.2 and $394.4 million.  Amounts owed to ProLiance at September 30, 2010 and December 31, 2009 for those purchases were $23.5 million and $54.1 million, respectively, and are included in Accounts payable to affiliated companies in the Consolidated Balance Sheets.  Vectren received regulatory approval on April 25, 2006, from the IURC for ProLiance to provide natural gas supply services to the Company’s Indiana utilities through March 2011.  On November 3, 2010, a settlement agreement was filed with the IURC providing for ProLiance’s continued provision of gas supply services to the Company's Indiana utilities and Citizens Gas for the period of April 1, 2011 through March 31, 2016.  The settlement has been agreed to by all of the consumer representatives that were parties to the prior settlement.  An order is anticipated by April 1, 2011.  Amounts charged by ProLiance for gas supply services are established by supply agreements with each utility.

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

During the second quarter of 2010, the Company recorded its share of the decline in fair value and also impaired a note receivable associated with Haddington’s investment in a liquefied natural gas facility.  In total, the charge was approximately $6.5 million, of which, $6.1 million is reflected in Equity in earnings of unconsolidated affiliates and $0.4 million is reflected in Other-net, for the nine months ended September 30, 2010.  At September 30, 2010, the Company’s remaining $3.4 million investment in the Haddington ventures is related to payments to be received associated with the sale of a compressed air storage facility sold in 2009.  The Company has no further commitments to invest in either Haddington I or II.

10.	Financing Activities

Short Term Financing Arrangements
On September 30, 2010, new short term financing arrangements became effective for the Company’s utility and nonutility operations.  The Company lowered the level of capacity due to the reduced requirements for short-term borrowings.  The capacities of the facilities were lowered from $515 million to $350 million for the utility operations and from $255 million to $250 million for the nonutility operations.  The level of required short-term borrowings at Utility Holdings is significantly lower compared to historical trends due to the long-term financing transactions completed in 2009, lower inventory values due to lower natural gas prices, and lower natural gas inventory volumes due to exiting the merchant function in Ohio.  These new arrangements expire in September, 2013.  As reduced by borrowings currently outstanding, approximately $324 million was available for the Utility Group operations and approximately $119 million was available for the wholly owned Nonutility Group and corporate operations.

Vectren Capital Corp. Debt Issuance
On September 9, 2010, the Company and Vectren Capital Corp. (Vectren Capital), its wholly-owned subsidiary, entered into a private placement Note Purchase Agreement (2010 Note Purchase Agreement) pursuant to which various institutional investors have agreed to purchase the following tranches of notes from Vectren Capital:  (i) $75 million 3.48% Senior Notes, Series A due 2017, and (ii) $50 million 4.53% Senior Notes, Series B due 2025.  These Senior Notes will be unconditionally guaranteed by the Company.  This financing is scheduled to close on or about December 15, 2010.

11.	Commitments & Contingencies

Corporate Guarantees
The Company issues corporate guarantees to certain vendors and customers of its wholly owned subsidiaries and unconsolidated affiliates.  These guarantees do not represent incremental consolidated obligations; rather, they represent parental guarantees of subsidiary and unconsolidated affiliate obligations in order to allow those subsidiaries and affiliates the flexibility to conduct business without posting other forms of collateral.  At September 30, 2010, corporate issued guarantees support a portion of Energy Systems Group’s (ESG) performance contracting commitments and warranty obligations described below.  In addition, the Company has approximately $73 million of other guarantees outstanding supporting other consolidated subsidiary operations, of which $48 million support non-regulated retail gas supply operations and $18 million represent letters of credit supporting other nonutility operations.  Guarantees issued and outstanding on behalf of unconsolidated affiliates approximated $3 million at September 30, 2010.  These guarantees relate primarily to arrangements between ProLiance and various natural gas pipeline operators.  The Company has not been called upon to satisfy any obligations pursuant to these parental guarantees and has accrued no significant liabilities related to these guarantees.

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

Specific to ESG, in its role as a general contractor in the performance contracting industry, at September 30, 2010, there are 68 open surety bonds supporting future performance.  The average face amount of these obligations is $3.4 million, and the largest obligation has a face amount of $30.4 million. These surety bonds are guaranteed by Vectren Corporation.  The maximum exposure of these obligations is less than these amounts for several factors, including the level of work already completed.  At September 30, 2010, approximately 64 percent of work was completed on projects with open surety bonds.  A significant portion of these commitments will be fulfilled within one year.  In instances where ESG operates facilities, project guarantees extend over a longer period.

In addition to its performance obligations, ESG also warrants the functionality of certain installed infrastructure generally for one year and the associated energy savings over a specified number of years.  In certain instances, these warranty obligations are also backed by Vectren Corporation.  The Company has no significant accruals for these warranty obligations as of September 30, 2010.

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

12.	Environmental Matters

Clean Air Act
The Clean Air Interstate Rule (CAIR) is an allowance cap and trade program that required reductions from coal-burning power plants for NOx emissions beginning January 1, 2009 and SO2 emissions beginning January 1, 2010, with a second phase of reductions in 2015.  On July 11, 2008, the US Court of Appeals for the District of Columbia vacated the federal CAIR regulations.  Various parties filed motions for reconsideration, and on December 23, 2008, the Court reinstated the CAIR regulations and remanded the regulations back to the USEPA for promulgation of revisions in accordance with the Court’s July 11, 2008 order.  Thus, the original version of CAIR promulgated in March of 2005 remains effective while USEPA revises it per the Court’s guidance.  SIGECO is in compliance with the current CAIR Phase I annual NOx reduction requirements in effect on January 1, 2009, and the Phase I annual SO2 reduction requirements in effect on January 1, 2010.  Utilization of the Company’s inventory of NOx and SO2  allowances may also be impacted if CAIR is further revised.  Most of these allowances were granted to the Company at zero cost; therefore, any reduction in carrying value that could result from future changes in regulations would be immaterial.

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

To comply with Indiana’s implementation plan of the Clean Air Act of 1990, the CAIR regulations, and to comply with potential future regulations of mercury and further NOx and SO2  reductions, SIGECO has IURC authority to invest in clean coal technology.  Using this authorization, SIGECO has invested approximately $411 million in pollution control equipment, including Selective Catalytic Reduction (SCR) systems, fabric filters, and an SO2 scrubber at its generating facility that is jointly owned with ALCOA (the Company’s portion is 150 MW).  Of the $411 million, $312 million was included in rate base for purposes of determining SIGECO’s new electric base rates that went into effect on August 15, 2007, and $99 million is currently recovered through a rider mechanism which is periodically updated for actual costs incurred including post in-service depreciation expense. As part of its recent rate proceeding, the Company has requested to also include these more recent expenditures in rate base as well.  SCR technology is the most effective method of reducing NOx emissions where high removal efficiencies are required and fabric filters control particulate matter emissions.

SIGECO’s coal fired generating fleet is 100 percent scrubbed for SO2 and 90 percent controlled for NOx.  SIGECO's investments in scrubber, SCR and fabric filter technology allows for compliance with existing regulations and should position it to comply with future reasonable mercury pollution control legislation, if and when, reductions are promulgated by USEPA.

On July 6, 2010, the USEPA issued its proposed revisions to CAIR, renamed the Transport Rule, for public comment.  The Transport Rule proposes a 71 percent reduction of SO2 over 2005 national levels and a 52 percent reduction of NOx over 2005 national levels and would further impact the utilization of currently granted SO2 and NOx allowances.  The Company is currently reviewing the sufficiency of its existing pollution control equipment in relation to the requirements proposed in the Transport Rule.

Climate Change
The U.S. House of Representatives has passed a comprehensive energy bill that includes a carbon cap and trade program in which there is a progressive cap on greenhouse gas emissions and an auctioning and subsequent trading of allowances among those that emit greenhouse gases, a federal renewable portfolio standard, and utility energy efficiency targets.  Current proposed legislation also requires local natural gas distribution companies to hold allowances for the benefit of their customers.  The U.S. Senate introduced a draft cap and trade proposal that is similar in structure to the House bill.  Numerous competing legislative proposals have also been introduced that involve carbon, energy efficiency, and renewable energy.  Comprehensive energy legislation at the federal level continues to be debated, but there has been little progress to date.  In the absence of federal legislation, several regional initiatives throughout the United States continue moving forward.  While no climate change legislation is pending in Indiana, the state is an observer to the Midwestern Regional Greenhouse Gas Reduction Accord and the state’s legislature debated, but did not pass, a renewable energy portfolio standard in 2009.

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

In April of 2007, the US Supreme Court determined that greenhouse gases meet the definition of "air pollutant" under the Clean Air Act and ordered the USEPA to determine whether greenhouse gas emissions from motor vehicles cause or contribute to air pollution that may reasonably be anticipated to endanger public health or welfare. In April of 2009, the USEPA published its proposed endangerment finding for public comment.  The proposed endangerment finding concludes that carbon emissions from mobile sources pose an endangerment to public health and the environment.  The endangerment finding was finalized in December of 2009, and is the first step toward USEPA regulating carbon emissions through the existing Clean Air Act in the absence of specific carbon legislation from Congress.  Therefore, any new regulations would likely also impact major stationary sources of greenhouse gases.  The USEPA has promulgated two greenhouse gas regulations that apply to SIGECO’s generating facilities.  In 2009, the USEPA finalized a mandatory greenhouse gas emissions registry which will require reporting of emissions beginning in 2011 (for the emission year 2010).  The USEPA has also recently finalized a revision to the Prevention of Significant Deterioration (PSD) and Title V permitting rules which would require facilities that emit 75,000 tons or more of greenhouse gases a year to obtain a PSD permit for new construction or a significant modification of an existing facility.

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

Indiana Gas accrued the estimated costs for further investigation, remediation, groundwater monitoring, and related costs for the sites.  While the total costs that may be incurred in connection with addressing these sites cannot be determined at this time, Indiana Gas has recorded cumulative costs that it reasonably expects to incur totaling approximately $23.1 million.  The estimated accrued costs are limited to Indiana Gas’ share of the remediation efforts.  Indiana Gas has arrangements in place for 19 of the 26 sites with other potentially responsible parties (PRP), which limit Indiana Gas’ costs at these 19 sites to between 20 percent and 50 percent.

With respect to insurance coverage, Indiana Gas has settled with all known insurance carriers under insurance policies in effect when these plants were in operation in an aggregate amount approximating $20.8 million.

In October 2002, SIGECO received a formal information request letter from the IDEM regarding five manufactured gas plants that it owned and/or operated and were not enrolled in the IDEM’s VRP.  In October 2003, SIGECO filed applications to enter four of the manufactured gas plant sites in IDEM's VRP.  The remaining site is currently being addressed in the VRP by another Indiana utility.  SIGECO added those four sites into the renewal of the global Voluntary Remediation Agreement that Indiana Gas has in place with IDEM for its manufactured gas plant sites.  That renewal was approved by the IDEM in February 2004.  SIGECO was also named in a lawsuit, involving another waste disposal site subject to potential environmental remediation efforts.  With respect to that lawsuit, SIGECO settled with the plaintiff during 2010 mitigating any future claims at this site.  SIGECO has filed a declaratory judgment action against its insurance carriers seeking a judgment finding its carriers liable under the policies for coverage of further investigation and any necessary remediation costs that SIGECO may accrue under the VRP program and/or related to the site subject to the recently settled lawsuit.

SIGECO has recorded cumulative costs that it reasonably expects to incur related to these environmental matters, including the recent settlement, totaling approximately $15.8 million.  However, the total costs that may be incurred in connection with addressing all of these sites cannot be determined at this time.  With respect to insurance coverage, SIGECO has recorded approximately $12.7 million in insurance proceeds from certain of its insurance carriers under insurance policies in effect when these sites were in operation.  While negotiations are ongoing with certain carriers, settlements have been reached with some carriers and $8.2 million in proceeds have been received.  SIGECO has undertaken significant remediation efforts at two MGP sites.

The costs the Company expects to incur are estimated by management using assumptions based on actual costs incurred, the timing of expected future payments, and inflation factors, among others.  While the Company’s utilities have recorded all costs which they presently expect to incur in connection with activities at these sites, it is possible that future events may require some level of additional remedial activities which are not presently foreseen and those costs may not be subject to PRP or insurance recovery.  As of September 30, 2010 and December 31, 2009, respectively, approximately $9.1 million and $6.5 million of accrued, but not yet spent, costs are included in Other Liabilities related to both the Indiana Gas and SIGECO sites.

13.	Rate & Regulatory Matters

Vectren South Electric Base Rate Filings
On December 11, 2009, Vectren South filed a request with the IURC to adjust its base electric rates.  The requested increase in base rates addresses capital investments, a modified electric rate design that facilitates a partnership between Vectren South and customers to pursue energy efficiency and conservation, and new energy efficiency programs to complement those currently offered for natural gas customers.  On July 30, 2010, Vectren South revised its increase requested through the filing of its rebuttal position to approximately $34 million. The request addresses the roughly $325 million spent in infrastructure construction since its last base rate increase in August 2007 that was needed to continue to provide reliable service and updates to operating costs and revenues.  The rate design proposed in the filing would break the link between small residential and commercial customers’ consumption and the utility’s margin, thereby aligning the utility’s and customers’ interests in using less energy.  The revised request assumes an overall rate of return of 7.42 percent on rate base of approximately $1.3 billion and an allowed return on equity (ROE) of 10.7 percent.  The OUCC and SIGECO Industrial Group separately filed testimony in this case, proposing an increase of approximately $11 million and $18 million, respectively.  Furthermore, the intervening parties in the case took differing views on, among other matters, the proposed rate design and the level and price of coal inventory.  A hearing on all matters in the case was held in late August 2010.  Based on the current procedural schedule, an order is likely in the first half of 2011.

Vectren South Electric Fuel Adjustment Filings
Electric retail rates contain a fuel adjustment clause (FAC) that allows for periodic adjustment in energy to reflect changes in the cost of fuel and purchased power.  These FAC procedures involve periodic filings and IURC hearings to approve the recovery of Vectren South’s fuel and purchased power costs.

In the previous two FAC proceedings, the OUCC requested the IURC order Vectren South to renegotiate its coal contracts because they are currently above spot prices.  This request is consistent with the OUCC’s position taken in Vectren South’s base rate proceeding referred to above.  Vectren South purchases the majority of its coal from Vectren Fuels, Inc. (a nonutility wholly owned subsidiary of the Company) under coal contracts entered into in 2008.  Vectren South states in its filed position that the prices in the coal contracts were at or below the market at the time of contract execution.  Further, the Company has already engaged in some contract renegotiations to defer certain deliveries, and to eliminate some volumes in 2011, with further negotiation to come for market pricing under the terms of the contracts for 2012 or later deliveries.  Moreover, the IURC has already found in a number of FAC proceedings since 2008, including in its most recent FAC order dated November 4, 2010, that the costs incurred under these coal contracts are reasonable.

The OUCC also raised concerns regarding Vectren South’s generating unit “must run” policy.  Under that policy, for reliability reasons, Vectren South instructs the MISO that certain units must be dispatched regardless of current market conditions.  The OUCC is reviewing data related to Vectren South’s “must run” policy.

To allow the FAC to be approved on a timely basis, the parties agreed to the creation of a sub docket proceeding to address the specific issues noted above.  An order establishing the sub docket was issued by the IURC on July 28, 2010.  In October 2010, both parties recommended that this sub docket be dismissed.

Vectren South Electric Demand Side Management Program Filing
On August 16, 2010, Vectren South filed a petition with the IURC, seeking approval of its proposed Demand Side Management (DSM) Programs, recovery of the costs associated with these programs, recovery of lost margins as a result of implementing these programs for large customers, and recovery of performance incentives linked with specific measurement criteria on all programs.  The DSM Programs proposed are consistent with a December 9, 2009 order issued by the IURC, which, among other actions, defined long-term conservation objectives and goals of DSM programs for all Indiana electric utilities under a consistent statewide approach.  In order to meet these objectives, the IURC order divided the DSM programs into Core and Core Plus programs.  Core programs are joint programs required to be offered by all Indiana electric utilities to all customers, including large industrial customers.  Core Plus programs are those programs not required specifically by the IURC, but defined by each utility to meet the overall energy savings targets defined by the IURC.  The IURC’s December 9, 2009 order is currently under review as part of a commission investigation of the reasonableness of a number of orders involving Duke Energy.

In its August filing, Vectren South proposed a three-year DSM Plan that expands the current portfolio of Core and Core Plus DSM Programs in order to meet the energy savings goals established by the IURC.  Vectren South requested recovery of these program costs under a current tracking mechanism.  In addition, Vectren South proposed a performance incentive mechanism that is contingent upon the success of each of the DSM Programs in reducing energy usage to the levels defined by the IURC.  This performance incentive would also be recovered via a current tracking mechanism.  Finally, the Company proposed lost margin recovery associated with the implementation of DSM programs for large customers, and cited its decoupling proposal applicable to residential and general service customers in the pending electric base rate case.  The case will be heard in early January 2011, and the Company expects an order in early 2011.

Straight Fixed Variable Rate Design Fully Implemented in Vectren Ohio’s Service Territory
On January 7, 2009, the PUCO issued a rate Order allowing for a two-phase transition to a straight fixed variable rate design.  This was fully implemented one year after implementation of new rates in February 2009.  This type of rate design places substantially all of the fixed cost recovery in the customer service charge; and, therefore, mitigates most weather risk as well as the effects of declining usage.  Starting in February 2010, nearly 90 percent of the combined residential and commercial base rate margins are recovered through the customer service charge.  The OCC has appealed this rate order to the Ohio Supreme Court.   The Ohio Supreme Court affirmed the PUCO orders authorizing straight fixed variable rate design in  two other cases. The OCC’s appeal related to the Company’s case has not yet been decided.

Vectren Ohio Continues the Process to Exit the Merchant Function
The second phase of VEDO’s exit of the merchant function began on April 1, 2010.  During this phase, the Company no longer sells natural gas directly to customers.  Rather, state-certified Competitive Retail Natural Gas Suppliers, that were successful bidders in a regulatory-approved auction, sell the gas commodity to specific customers for a 12 month period at auction-determined standard pricing.  That auction was conducted on January 12, 2010, and the auction results were approved by the PUCO on January 13.  Vectren Source, the Company’s nonutility retail gas marketer, was a successful bidder on one of the six tranches of customers.  The plan approved by the PUCO requires that the Company conduct at least two auctions during this phase.  As such, the Company will conduct another auction in January 2011, in advance of the second 12-month term, which will commence on April 1, 2011.  Consistent with current practice, customers will continue to receive one bill for the delivery of natural gas service.

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

MISO
The Company is a member of the MISO, a FERC approved regional transmission organization.  When the Company is a net seller of its generation, such net revenues, which totaled $6.1 million and $2.7 million for the three months ended September 30, 2010 and 2009, respectively, are included in Electric utility revenues.  For the nine months ended September 30, 2010 and 2009, such net revenues totaled $19.7 million and $15.9 million, respectively.  When the Company is a net purchaser such net purchases, which totaled $11.2 million and $9.7 million for the three months ended September 30, 2010 and 2009, respectively, are included in Cost of fuel & purchased power.  For the nine months ended September 30, 2010 and 2009, such purchases totaled $32.7 million and $26.2 million, respectively.  Net positions are determined on an hourly basis.

The Company also receives transmission revenue from the MISO, which is included in Electric utility revenues and totaled $4.2 million and $4.4 million for the three months ended September 30, 2010 and 2009, respectively.  For the nine months ended September 30, 2010 and 2009, transmission revenue from the MISO totaled $14.8 million and $11.0 million, respectively.  These revenues result from other MISO members’ use of the Company’s transmission system, as well as the recovery of the Company’s investment in certain new electric transmission projects meeting MISO’s transmission expansion plan criteria.

14.	Fair Value Measurements

The carrying values and estimated fair values of the Company's other financial instruments follow:

	September 30, 2010		December 31, 2009
(In millions)	Carrying Amount	Est. Fair Value	Carrying Amount	Est. Fair Value
Long-term debt	$1,638.5	$1,823.3	$1,639.8	$1,720.1
Short-term borrowings & notes payable	157.3	157.3	213.5	213.5
Cash & cash equivalents	7.2	7.2	11.9	11.9

For the balance sheet dates presented in these financial statements, the Company had no material assets or liabilities recorded at fair value outstanding, and no material assets or liabilities valued using Level 2 or Level 3 inputs.

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

Because of the customized nature of notes receivable investments and lack of a readily available market, it is not practical to estimate the fair value of these financial instruments at specific dates without considerable effort and cost.  At September 30, 2010 and December 31, 2009, the fair value for these financial instruments was not estimated.  The carrying value of notes receivable, inclusive of any accrued interest and net of impairment reserves, was approximately $11.0 million at September 30, 2010 and $16.7 million at December 31, 2009.

15.	Impact of Other Newly Adopted and Newly Issued Accounting Guidance

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

Information related to the Company’s business segments is summarized below:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In millions)	2010	2009	2010	2009
Revenues
Utility Group
Gas Utility Services	$101.8	$93.4	$692.8	$759.9
Electric Utility Services	173.2	143.0	469.1	400.7
Other Operations	11.1	10.7	33.3	32.1
Eliminations	(10.7)	(10.3)	(32.1)	(30.9)
Total Utility Group	275.4	236.8	1,163.1	1,161.8
Nonutility Group	181.9	154.7	534.7	483.1
Eliminations	(34.6)	(41.9)	(132.4)	(124.6)
Consolidated Revenues	$422.7	$349.6	$1,565.4	$1,520.3

Profitability Measure - Net Income (Loss)
Utility Group
Gas Utility Services	$(6.3)	$(9.4)	$32.0	$28.4
Electric Utility Services	23.1	17.2	51.4	37.4
Other Operations	1.9	0.9	6.9	5.7
Utility Group Net Income	18.7	8.7	90.3	71.5
Nonutility Group Net Income (Loss)	(2.2)	3.3	(1.9)	6.8
Corporate & Other Group Net Income (Loss)	(0.1)	0.4	(0.1)	0.2
Consolidated Net Income	$16.4	$12.4	$88.3	$78.5

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

Indiana Gas provides energy delivery services to over 560,000 natural gas customers located in central and southern Indiana.  SIGECO provides energy delivery services to over 141,000 electric customers and approximately 110,000 gas customers located near Evansville in southwestern Indiana.  SIGECO also owns and operates electric generation assets to serve its electric customers and optimizes those assets in the wholesale power market.  Indiana Gas and SIGECO generally do business as Vectren Energy Delivery of Indiana.  The Ohio operations provide energy delivery services to approximately 310,000 natural gas customers located near Dayton in west central Ohio.  The Ohio operations are owned as a tenancy in common by Vectren Energy Delivery of Ohio, Inc. (VEDO), a wholly owned subsidiary of Utility Holdings (53 percent ownership), and Indiana Gas (47 percent ownership).  The Ohio operations generally do business as Vectren Energy Delivery of Ohio.

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

Summary results for the three and nine months ended September 30, 2010 and 2009 follow:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In millions, except per share data)	2010	2009	2010	2009
Net income	$16.4	$12.4	$88.3	$78.5
Attributed to:
Utility Group	18.7	8.7	90.3	71.5
Nonutility Group	(2.2)	3.3	(1.9)	6.8
Corporate & other	(0.1)	0.4	(0.1)	0.2

Basic EPS	$0.20	$0.15	$1.09	$0.97
Attributed to:
Utility Group	0.22	0.11	1.11	0.89
Nonutility Group	(0.02)	0.04	(0.02)	0.08
Corporate & other	-	-	-	-

Results
For the three months ended September 30, 2010, net income was $16.4 million, or $0.20 per share, compared to a net income $12.4 million, or $0.15 per share for the three months ended September 30, 2009.  For the nine months ended September 30, 2010, net income was $88.3 million, or $1.09 per share, compared to net income of $78.5 million, or $0.97 per share in the nine months ended September 30, 2009.

Utility Group
In the third quarter of 2010, the Utility Group’s earnings were $18.7 million, compared to $8.7 million in 2009, an increase of $10.0 million.  Year to date, 2010 utility earnings were $90.3 million, compared to $71.5 million in 2009, an increase of $18.8 million.  The increases result from increased large customer usage and extreme summer weather that was significantly warmer than normal and the prior year.  Also, operating costs were lower in the year to date period.

During the third quarter, cooling weather was 29 percent warmer than normal and 63 percent warmer than the prior year.  In the Company’s electric territory, management estimates the margin impact of weather to be approximately $5.7 million favorable, or $3.4 million after tax, in the third quarter of 2010 compared to normal temperatures.  Compared to the prior year quarter, the margin impact is estimated to be $9.9 million, or $5.9 million after tax.  During the nine months ended September 30, 2010, management estimates the margin impact of weather to be approximately $9.9 million favorable, or $5.9 million after tax, compared to normal temperatures.  Compared to the prior year to date period, the margin impact is estimated to be $13.1 million, or $7.8 million after tax.  Management estimates the impact of weather based on an assumption of weather sensitive sales per degree day at current rates.  Amounts here reflect management’s best estimate of weather impacts on margin from the extreme 2010 summer weather.

In addition to the impacts of the extreme weather during the quarter and year to date periods, margin increased as a result of continued improvement in the economy as evidenced by increased large customer sales volumes.

Nonutility Group
The Nonutility Group’s 2010 third quarter loss was $2.2 million compared to earnings of $3.3 million in 2009.  Year to date in 2010, nonutility losses were $1.9 million compared to earnings of $6.8 million in 2009.  The 2010 year to date period was impacted by charges related to legacy investments totaling $6.9 million after tax.  The 2009 year to date period contains the $11.9 million after tax Liberty Charge (See Note 8 to the consolidated financial statements).  All other nonutility operating results decreased by approximately $13.7 million year to date in 2010 compared to 2009.  Quarter over quarter nonutility operating results decreased $5.5 million.  These quarterly and year to date decreases were driven primarily by lower results from Energy Marketing and Services, largely from ProLiance.

Dividends
Dividends declared for the three months ended September 30, 2010, were $0.340 per share compared to $0.335 per share for the same period in 2009.  Dividends declared for the nine months ended September 30, 2010, were $1.020 per share compared to $1.005 per share for the same period in 2009.

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

Results of Operations of the Utility Group

The Utility Group is comprised of Utility Holdings’ operations.  The operations of the Utility Group consist of the Company’s regulated operations and other operations that provide information technology and other support services to those regulated operations.  Regulated operations consist of a natural gas distribution business that provides natural gas distribution and transportation services to nearly two-thirds of Indiana and to west central Ohio and an electric transmission and distribution business, which provides electric distribution services primarily to southwestern Indiana, and the Company’s power generating and wholesale power operations.  In total, these regulated operations supply natural gas and/or electricity to over one million customers. Utility Group operating results before certain intersegment eliminations and reclassifications for the three and nine months ended September 30, 2010 and 2009 follow:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In millions, except per share data)	2010	2009	2010	2009
OPERATING REVENUES
Gas utility	$101.8	$93.4	$692.8	$759.9
Electric utility	173.2	143.0	469.1	400.7
Other	0.4	0.4	1.2	1.2
Total operating revenues	275.4	236.8	1,163.1	1,161.8
OPERATING EXPENSES
Cost of gas sold	32.4	28.0	371.7	440.6
Cost of fuel & purchased power	64.5	50.1	180.3	147.4
Other operating	70.5	69.9	223.3	227.9
Depreciation & amortization	47.2	45.9	140.5	134.8
Taxes other than income taxes	11.2	10.8	45.1	46.2
Total operating expenses	225.8	204.7	960.9	996.9

OPERATING INCOME	49.6	32.1	202.2	164.9

OTHER INCOME - NET	0.9	2.1	3.9	6.1

INTEREST EXPENSE	20.4	20.2	61.0	58.9

INCOME BEFORE INCOME TAXES	30.1	14.0	145.1	112.1

INCOME TAXES	11.4	5.3	54.8	40.6

NET INCOME	$18.7	$8.7	$90.3	$71.5

CONTRIBUTION TO VECTREN BASIC EPS	$0.22	$0.11	$1.11	$0.89

Trends in Utility Operations

Utility Group Margin
Throughout this discussion, the terms Gas Utility margin and Electric Utility margin are used.  Gas Utility margin is calculated as Gas utility revenues less Cost of gas sold.  Electric Utility margin is calculated as Electric utility revenues less Cost of fuel & purchased power.  The Company believes Gas Utility and Electric Utility margins are better indicators of relative contribution than revenues since gas prices and fuel and purchased power costs can be volatile and are generally collected on a dollar-for-dollar basis from customers.

Rate Design Strategies
Sales of natural gas and electricity to residential and commercial customers are seasonal and are impacted by weather.  Trends in average use among natural gas residential and commercial customers have tended to decline in recent years as more efficient appliances and furnaces are installed and the price of natural gas has been volatile.  In the Company’s two Indiana natural gas service territories, normal temperature adjustment (NTA) and decoupling mechanisms largely mitigate the effect on Gas Utility margin that would otherwise be caused by variations in volumes sold to these customers due to weather and changing consumption patterns.  The Ohio natural gas service territory has a straight fixed variable rate design.  This rate design, which was fully implemented in February 2010, mitigates most of the Ohio service territory’s weather risk and risk of decreasing consumption.  In all natural gas service territories, commissions have authorized bare steel and cast iron replacement programs.  SIGECO’s electric service territory has neither an NTA nor decoupling mechanisms; however, rate designs proposed in the current rate proceeding before the IURC and other related filings would limit weather risk and provide for a decoupling and/or a lost margin recovery mechanism that works in tandem with conservation initiatives.

Tracked Operating Expenses
Margin is also impacted by the collection of state mandated taxes, which fluctuate with gas and fuel costs, as well as other tracked expenses.  In Indiana, gas pipeline integrity management costs, costs to fund energy efficiency programs, MISO transmission revenues and costs, unaccounted for gas, and the gas cost component of uncollectible accounts expense based on historical experience are tracked.  Certain operating costs, including depreciation, associated with operating environmental compliance equipment at electric generation facilities and regional electric transmission investments are also tracked.  In Ohio expenses such as uncollectible accounts expense, percent of income payment plan expenses, costs associated with exiting the merchant function, costs to perform service riser replacement, and unaccounted for gas are subject to tracking mechanisms.

Recessionary Impacts
Gas and electric margin generated from sales to large customers (generally industrial and other contract customers) is primarily impacted by overall economic conditions and changes in demand for those customers’ products.  The impact of the recession and general economic downturn has had and could continue to have some negative impact on sales to and usage by both gas and electric large customers.  This impact has included, and may continue to include, tempered growth, significant conservation measures, and increased plant closures and bankruptcies.  Deteriorating economic conditions also resulted in lower residential and commercial customer counts.  Further, resulting from the lower wholesale power prices, decreased demand for electricity and higher coal prices, the Company’s coal-fired generation has been dispatched less often by the MISO.  This has resulted in lower wholesale sales, more power being purchased from the MISO for native load requirements, and larger coal inventories.  Throughout 2010, the Company has experienced some improvement in economic conditions, but stability of the economy in general remains uncertain.

Following is a discussion and analysis of margin generated from regulated utility operations.

Gas Utility Margin (Gas utility revenues less Cost of gas sold)
Gas utility margin and throughput by customer type follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In millions)	2010	2009	2010	2009
Gas utility revenues	$101.8	$93.4	$692.8	$759.9
Cost of gas sold	32.4	28.0	371.7	440.6
Total gas utility margin	$69.4	$65.4	$321.1	$319.3
Margin attributed to:
Residential & commercial customers	$57.5	$54.8	$275.6	$275.9
Industrial customers	10.4	9.0	36.8	33.4
Other	1.5	1.6	8.7	10.0
Total gas utility margin	$69.4	$65.4	$321.1	$319.3
Sold & transported volumes in MMDth attributed to:
Residential & commercial customers	5.9	6.3	69.4	71.5
Industrial customers	19.3	15.3	65.1	55.1
Total sold & transported volumes	25.2	21.6	134.5	126.6

Gas utility margins were $69.4 million and $321.1 million for the three and nine months ended September 30, 2010, and compared to 2009 increased $4.0 million in the quarter and $1.8 million year to date.  Management estimates a $3.3 million increase in margin during the quarter and a $2.9 million increase year to date due to the Ohio rate design change, as described below.  Large customer margin, net of the impacts of regulatory initiatives and tracked costs, increased by $1.6 million in the quarter and $3.7 million year to date due primarily to increased volumes sold.  Margin decreased $0.5 million quarter over quarter and $1.9 million year to date due to lower miscellaneous revenues and other revenues associated with lower gas costs.  The remaining decrease is primarily due to a $0.7 million decrease in the quarter and $2.7 million decrease year date due to lower operating expenses and revenue taxes directly recovered in margin.

The rate design approved by the PUCO on January 7, 2009, and initially implemented on February 22, 2009, allowed for the phased movement toward a straight fixed variable rate design, which places substantially all of the fixed cost recovery in the customer service charge.  This rate design mitigates most weather risk as well as the effects of declining usage, similar to the company’s lost margin recovery mechanism in place in the Indiana natural gas service territories and the mechanism in place in Ohio prior to this rate order.  Starting in February 2010, nearly 90 percent of the combined residential and commercial base rate gas margins began being recovered through the customer service charge.  As a result, some margin previously recovered during the peak delivery winter months is more ratably recognized throughout the year.  The impact of this rate design change is increased margin of approximately $3.3 million in the quarter and $2.9 million year to date, or $1.7 million after tax, compared to the prior year periods.  The year to date impact is the amount expected for the full year period.

Electric Utility Margin (Electric utility revenues less Cost of fuel & purchased power)
Electric utility margin and volumes sold by customer type follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In millions)	2010	2009	2010	2009

Electric utility revenues	$173.2	$143.0	$469.1	$400.7
Cost of fuel & purchased power	64.5	50.1	180.3	147.4
Total electric utility margin	$108.7	$92.9	$288.8	$253.3
Margin attributed to:
Residential & commercial customers	$73.0	$63.5	$188.8	$172.5
Industrial customers	26.9	22.3	74.1	61.2
Other customers	2.0	1.5	5.1	4.3
Subtotal: retail	$101.9	$87.3	$268.0	$238.0
Wholesale power & transmission system margin	6.8	5.6	20.8	15.3
Total electric utility margin	$108.7	$92.9	$288.8	$253.3

Electric volumes sold in GWh attributed to:
Residential & commercial customers	886.9	770.0	2,315.3	2,122.1
Industrial customers	712.2	620.5	2,019.7	1,686.9
Other customers	4.9	4.5	16.0	14.1
Total retail volumes sold	1,604.0	1,395.0	4,351.0	3,823.1

Retail
Electric retail utility margins were $101.9 million and $268.0 million for the three and nine months ended September 30, 2010, and compared to 2009 increased over the prior year periods by $14.6 million and $30.0 million, respectively.  Management estimates the impact of warmer than normal weather to have increased residential and commercial margin $9.9 million in the third quarter and $13.1 million year to date compared to the prior year periods.  Management also estimates industrial margins, net of the impacts of regulatory initiatives and recovery of tracked costs, to have increased approximately $3.8 million in the quarter and $10.5 million year to date due primarily to increased volumes.  Margin among the customer classes associated with returns on pollution control investments increased $0.7 million quarter over quarter and $3.3 million year to date, and margin associated with tracked costs such as recovery of MISO and pollution control operating expenses increased $1.1 million quarter over quarter and $3.1 million year to date.

Margin from Wholesale Electric Activities
Periodically, generation capacity is in excess of native load.  The Company markets and sells this unutilized generating and transmission capacity to optimize the return on its owned assets.  Substantially all off-system sales occur into the MISO Day Ahead and Real Time markets.

Further detail of Wholesale activity follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In millions)	2010	2009	2010	2009
Off-system sales	$2.6	$1.2	$6.0	$4.3
Transmission system sales	4.2	4.4	14.8	11.0
Total wholesale margin	$6.8	$5.6	$20.8	$15.3

For the three and nine months ended September 30, 2010, wholesale margin was $6.8 million and $20.8 million, representing an increase of $1.2 million and $5.5 million, respectively, compared to 2009.

The Company earns a return on electric transmission projects constructed by the Company in its service territory that meet the criteria of Midwest Independent System Operator’s (MISO) transmission expansion plans.  Margin associated with these projects, including the reconciliation of recovery mechanisms, and other transmission system operations, totaled $4.2 million and $14.8 million for the three and nine months ended September 30, 2010, respectively, compared to $4.4 million and $11.0 million in both the three and nine months ended September 30, 2009.  During 2010, margin from off-system sales retained by the Company has increased $1.4 million in the quarter and $1.7 million year to date compared to the prior year periods.

Utility Group Operating Expenses

Other Operating
For the three and nine months ended September 30, 2010, other operating expenses were $ 70.5 million and $223.3 million, which reflect a minor increase in the quarter and a $4.6 million decrease year to date compared to 2009.  Excluding expenses recovered directly in margin, operating costs were generally flat quarter over quarter and decreased $6.5 million year to date.  The primary drivers of the year to date decrease are lower power supply operating expenses due to the timing of maintenance and outages compared to 2009 and a lower level of Indiana uncollectible accounts expense.

Depreciation & Amortization
For the three and nine months ended September 30, 2010, depreciation expense was $47.2 million and $140.5 million, which represent increases of $1.3 million and $5.7 million compared to 2009.  This increase is reflective of utility capital expenditures placed into service.

Taxes Other Than Income Taxes
For the three and nine months ended September 30, 2010, taxes other than income taxes were $11.2 million and $45.1 million, respectively, which reflect a minor increase in the quarter and a decrease of $1.1 million year over year.  The year to date decrease is primarily attributable to lower utility receipts, excise, and usage taxes that are directly offset in margin.

Other Income-Net

Other income-net reflects income of $0.9 million and $3.9 million for the three and nine months ended September 30, 2010, compared to $2.1 million and $6.1 million for the same periods in 2009. The higher earnings in 2009 reflect the partial recovery from the 2008 market declines associated with investments related to benefit plans.

Interest Expense

For the three and nine months ended September 30, 2010, interest expense was $20.4 million and $61.0 million, which represents a minor increase in the quarter and a $2.1 million increase year over year compared to 2009.  These small increases reflect the impact of long-term financing transactions completed in 2009, offset by lower interest from less debt outstanding overall.

Income Taxes

For the three and nine months ended September 30, 2010, federal and state income taxes were $11.4 million and $54.8 million, which represent increases of $6.1 million and $14.2 million compared to 2009.  The higher taxes are primarily due to increased pretax income.  The year to date increase is also reflective of a lower effective rate in 2009 due to tax adjustments recorded in 2009.

During the first quarter of 2010, the Company recorded a $2.3 million increase to its deferred tax liabilities associated with a change in the federal tax treatment of the Medicare Part D subsidy as a result of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 signed by the President as of the end of March 2010.  Like tax law changes in the past, it is expected that the impact of this change will be reflected in customer rates in the future.  As a result, the Company has recorded a $4.8 million regulatory asset related to this matter in its financial statements at September 30, 2010.

Environmental Matters

Clean Air Act
The Clean Air Interstate Rule (CAIR) is an allowance cap and trade program that required reductions from coal-burning power plants for NOx emissions beginning January 1, 2009 and SO2 emissions beginning January 1, 2010, with a second phase of reductions in 2015.  On July 11, 2008, the US Court of Appeals for the District of Columbia vacated the federal CAIR regulations.  Various parties filed motions for reconsideration, and on December 23, 2008, the Court reinstated the CAIR regulations and remanded the regulations back to the USEPA for promulgation of revisions in accordance with the Court’s July 11, 2008 order.  Thus, the original version of CAIR promulgated in March of 2005 remains effective while USEPA revises it per the Court’s guidance.  SIGECO is in compliance with the current CAIR Phase I annual NOx reduction requirements in effect on January 1, 2009, and the Phase I annual SO2 reduction requirements in effect on January 1, 2010.  Utilization of the Company’s inventory of NOx and SO2  allowances may also be impacted if CAIR is further revised.  Most of these allowances were granted to the Company at zero cost; therefore, any reduction in carrying value that could result from future changes in regulations would be immaterial.

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

To comply with Indiana’s implementation plan of the Clean Air Act of 1990, the CAIR regulations, and to comply with potential future regulations of mercury and further NOx and SO2  reductions, SIGECO has IURC authority to invest in clean coal technology.  Using this authorization, SIGECO has invested approximately $411 million in pollution control equipment, including Selective Catalytic Reduction (SCR) systems, fabric filters, and an SO2 scrubber at its generating facility that is jointly owned with ALCOA (the Company’s portion is 150 MW).  Of the $411 million, $312 million was included in rate base for purposes of determining SIGECO’s new electric base rates that went into effect on August 15, 2007, and $99 million is currently recovered through a rider mechanism which is periodically updated for actual costs incurred including post in-service depreciation expense. As part of its recent rate proceeding, the Company has requested to also include these more recent expenditures in rate base as well.  SCR technology is the most effective method of reducing NOx emissions where high removal efficiencies are required and fabric filters control particulate matter emissions.

SIGECO’s coal fired generating fleet is 100 percent scrubbed for SO2 and 90 percent controlled for NOx.  SIGECO's investments in scrubber, SCR and fabric filter technology allows for compliance with existing regulations and should position it to comply with future reasonable mercury pollution control legislation, if and when, reductions are promulgated by USEPA.

On July 6, 2010, the USEPA issued its proposed revisions to CAIR, renamed the Transport Rule, for public comment.  The Transport Rule proposes a 71 percent reduction of SO2 over 2005 national levels and a 52 percent reduction of NOx over 2005 national levels and would further impact the utilization of currently granted SO2 and NOx allowances.  The Company is currently reviewing the sufficiency of its existing pollution control equipment in relation to the requirements proposed in the Transport Rule.

Climate Change
The U.S. House of Representatives has passed a comprehensive energy bill that includes a carbon cap and trade program in which there is a progressive cap on greenhouse gas emissions and an auctioning and subsequent trading of allowances among those that emit greenhouse gases, a federal renewable portfolio standard, and utility energy efficiency targets.  Current proposed legislation also requires local natural gas distribution companies to hold allowances for the benefit of their customers.  The U.S. Senate introduced a draft cap and trade proposal that is similar in structure to the House bill.  Numerous competing legislative proposals have also been introduced that involve carbon, energy efficiency, and renewable energy.  Comprehensive energy legislation at the federal level continues to be debated, but there has been little progress to date.  In the absence of federal legislation, several regional initiatives throughout the United States continue moving forward.  While no climate change legislation is pending in Indiana, the state is an observer to the Midwestern Regional Greenhouse Gas Reduction Accord and the state’s legislature debated, but did not pass, a renewable energy portfolio standard in 2009.

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

In April of 2007, the US Supreme Court determined that greenhouse gases meet the definition of "air pollutant" under the Clean Air Act and ordered the USEPA to determine whether greenhouse gas emissions from motor vehicles cause or contribute to air pollution that may reasonably be anticipated to endanger public health or welfare. In April of 2009, the USEPA published its proposed endangerment finding for public comment.  The proposed endangerment finding concludes that carbon emissions from mobile sources pose an endangerment to public health and the environment.  The endangerment finding was finalized in December of 2009, and is the first step toward USEPA regulating carbon emissions through the existing Clean Air Act in the absence of specific carbon legislation from Congress.  Therefore, any new regulations would likely also impact major stationary sources of greenhouse gases.  The USEPA has promulgated two greenhouse gas regulations that apply to SIGECO’s generating facilities.  In 2009, the USEPA finalized a mandatory greenhouse gas emissions registry which will require reporting of emissions beginning in 2011 (for the emission year 2010).  The USEPA has also recently finalized a revision to the Prevention of Significant Deterioration (PSD) and Title V permitting rules which would require facilities that emit 75,000 tons or more of greenhouse gases a year to obtain a PSD permit for new construction or a significant modification of an existing facility.

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

Indiana Gas accrued the estimated costs for further investigation, remediation, groundwater monitoring, and related costs for the sites.  While the total costs that may be incurred in connection with addressing these sites cannot be determined at this time, Indiana Gas has recorded cumulative costs that it reasonably expects to incur totaling approximately $23.1 million.  The estimated accrued costs are limited to Indiana Gas’ share of the remediation efforts.  Indiana Gas has arrangements in place for 19 of the 26 sites with other potentially responsible parties (PRP), which limit Indiana Gas’ costs at these 19 sites to between 20 percent and 50 percent.

With respect to insurance coverage, Indiana Gas has settled with all known insurance carriers under insurance policies in effect when these plants were in operation in an aggregate amount approximating $20.8 million.

In October 2002, SIGECO received a formal information request letter from the IDEM regarding five manufactured gas plants that it owned and/or operated and were not enrolled in the IDEM’s VRP.  In October 2003, SIGECO filed applications to enter four of the manufactured gas plant sites in IDEM's VRP.  The remaining site is currently being addressed in the VRP by another Indiana utility.  SIGECO added those four sites into the renewal of the global Voluntary Remediation Agreement that Indiana Gas has in place with IDEM for its manufactured gas plant sites.  That renewal was approved by the IDEM in February 2004.  SIGECO was also named in a lawsuit, involving another waste disposal site subject to potential environmental remediation efforts.  With respect to that lawsuit, SIGECO settled with the plaintiff during 2010 mitigating any future claims at this site.  SIGECO has filed a declaratory judgment action against its insurance carriers seeking a judgment finding its carriers liable under the policies for coverage of further investigation and any necessary remediation costs that SIGECO may accrue under the VRP program and/or related to the site subject to the recently settled lawsuit.

SIGECO has recorded cumulative costs that it reasonably expects to incur related to these environmental matters, including the recent settlement, totaling approximately $15.8 million.  However, the total costs that may be incurred in connection with addressing all of these sites cannot be determined at this time.  With respect to insurance coverage, SIGECO has recorded approximately $12.7 million in insurance proceeds from certain of its insurance carriers under insurance policies in effect when these sites were in operation.  While negotiations are ongoing with certain carriers, settlements have been reached with some carriers and $8.2 million in proceeds have been received.  SIGECO has undertaken significant remediation efforts at two MGP sites.

The costs the Company expects to incur are estimated by management using assumptions based on actual costs incurred, the timing of expected future payments, and inflation factors, among others.  While the Company’s utilities have recorded all costs which they presently expect to incur in connection with activities at these sites, it is possible that future events may require some level of additional remedial activities which are not presently foreseen and those costs may not be subject to PRP or insurance recovery.  As of September 30, 2010 and December 31, 2009, approximately $9.1 million and $6.5 million of accrued, but not yet spent, costs are included in Other Liabilities related to both the Indiana Gas and SIGECO sites.

Rate & Regulatory Matters

Vectren South Electric Base Rate Filings
On December 11, 2009, Vectren South filed a request with the IURC to adjust its base electric rates.  The requested increase in base rates addresses capital investments, a modified electric rate design that facilitates a partnership between Vectren South and customers to pursue energy efficiency and conservation, and new energy efficiency programs to complement those currently offered for natural gas customers.  On July 30, 2010, Vectren South revised its increase requested through the filing of its rebuttal position to approximately $34 million. The request addresses the roughly $325 million spent in infrastructure construction since its last base rate increase in August 2007 that was needed to continue to provide reliable service and updates to operating costs and revenues.  The rate design proposed in the filing would break the link between small residential and commercial customers’ consumption and the utility’s margin, thereby aligning the utility’s and customers’ interests in using less energy.  The revised request assumes an overall rate of return of 7.42 percent on rate base of approximately $1.3 billion and an allowed return on equity (ROE) of 10.7 percent.  The OUCC and SIGECO Industrial Group separately filed testimony in this case, proposing an increase of approximately $11 million and $18 million, respectively.  Furthermore, the intervening parties in the case took differing views on, among other matters, the proposed rate design and the level and price of coal inventory.  A hearing on all matters in the case was held in late August 2010.  Based on the current procedural schedule, an order is likely in the first half of 2011.

Vectren South Electric Fuel Adjustment Filings
Electric retail rates contain a fuel adjustment clause (FAC) that allows for periodic adjustment in energy to reflect changes in the cost of fuel and purchased power.  These FAC procedures involve periodic filings and IURC hearings to approve the recovery of Vectren South’s fuel and purchased power costs.

In the previous two FAC proceedings, the OUCC requested the IURC order Vectren South to renegotiate its coal contracts because they are currently above spot prices.  This request is consistent with the OUCC’s position taken in Vectren South’s base rate proceeding referred to above.  Vectren South purchases the majority of its coal from Vectren Fuels, Inc. (a nonutility wholly owned subsidiary of the Company) under coal contracts entered into in 2008.  Vectren South states in its filed position that the prices in the coal contracts were at or below the market at the time of contract execution.  Further, the Company has already engaged in some contract renegotiations to defer certain deliveries, and to eliminate some volumes in 2011, with further negotiation to come for market pricing under the terms of the contracts for 2012 or later deliveries.  Moreover, the IURC has already found in a number of FAC proceedings since 2008, including in its most recent FAC order dated November 4, 2010, that the costs incurred under these coal contracts are reasonable.

The OUCC also raised concerns regarding Vectren South’s generating unit “must run” policy.  Under that policy, for reliability reasons, Vectren South instructs the MISO that certain units must be dispatched regardless of current market conditions.  The OUCC is reviewing data related to Vectren South’s “must run” policy.

To allow the FAC to be approved on a timely basis, the parties agreed to the creation of a sub docket proceeding to address the specific issues noted above.  An order establishing the sub docket was issued by the IURC on July 28, 2010.  In October 2010, both parties recommended that this sub docket be dismissed.

Vectren South Electric Demand Side Management Program Filing
On August 16, 2010, Vectren South filed a petition with the IURC, seeking approval of its proposed Demand Side Management (DSM) Programs, recovery of the costs associated with these programs, recovery of lost margins as a result of implementing these programs for large customers, and recovery of performance incentives linked with specific measurement criteria on all programs.  The DSM Programs proposed are consistent with a December 9, 2009 order issued by the IURC, which, among other actions, defined long-term conservation objectives and goals of DSM programs for all Indiana electric utilities under a consistent statewide approach.  In order to meet these objectives, the IURC order divided the DSM programs into Core and Core Plus programs.  Core programs are joint programs required to be offered by all Indiana electric utilities to all customers, including large industrial customers.  Core Plus programs are those programs not required specifically by the IURC, but defined by each utility to meet the overall energy savings targets defined by the IURC.  The IURC’s December 9, 2009 order is currently under review as part of a commission investigation of the reasonableness of a number of orders involving Duke Energy.

In its August filing, Vectren South proposed a three-year DSM Plan that expands the current portfolio of Core and Core Plus DSM Programs in order to meet the energy savings goals established by the IURC.  Vectren South requested recovery of these program costs under a current tracking mechanism.  In addition, Vectren South proposed a performance incentive mechanism that is contingent upon the success of each of the DSM Programs in reducing energy usage to the levels defined by the IURC.  This performance incentive would also be recovered via a current tracking mechanism.  Finally, the Company proposed lost margin recovery associated with the implementation of DSM programs for large customers, and cited its decoupling proposal applicable to residential and general service customers in the pending electric base rate case.  The case will be heard in early January 2011, and the Company expects an order in early 2011.

Straight Fixed Variable Rate Design Fully Implemented in Vectren Ohio’s Service Territory
On January 7, 2009, the PUCO issued a rate Order allowing for a two-phase transition to a straight fixed variable rate design.  This was fully implemented one year after implementation of new rates in February 2009.  This type of rate design places substantially all of the fixed cost recovery in the customer service charge; and, therefore, mitigates most weather risk as well as the effects of declining usage.  Starting in February 2010, nearly 90 percent of the combined residential and commercial base rate margins are recovered through the customer service charge.  The OCC has appealed this rate order to the Ohio Supreme Court.  The Ohio Supreme Court affirmed the PUCO orders authorizing straight fixed variable rate design in two other cases. The OCC’s appeal related to the Company’s case has not yet been decided.

Vectren Ohio Continues the Process to Exit the Merchant Function
The second phase of VEDO’s exit of the merchant function began on April 1, 2010.  During this phase, the Company no longer sells natural gas directly to customers.  Rather, state-certified Competitive Retail Natural Gas Suppliers, that were successful bidders in a regulatory-approved auction, sell the gas commodity to specific customers for a 12 month period at auction-determined standard pricing.  That auction was conducted on January 12, 2010, and the auction results were approved by the PUCO on January 13.  Vectren Source, the Company’s nonutility retail gas marketer, was a successful bidder on one of the six tranches of customers.  The plan approved by the PUCO requires that the Company conduct at least two auctions during this phase.  As such, the Company will conduct another auction in January 2011, in advance of the second 12-month term, which will commence on April 1, 2011.  Consistent with current practice, customers will continue to receive one bill for the delivery of natural gas service.

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

MISO
The Company is a member of the MISO, a FERC approved regional transmission organization.  When the Company is a net seller of its generation, such net revenues, which totaled $6.1 million and $2.7 million for the three months ended September 30, 2010 and 2009, respectively, are included in Electric utility revenues.  For the nine months ended September 30, 2010 and 2009, such net revenues totaled $19.7 million and $15.9 million, respectively.  When the Company is a net purchaser such net purchases, which totaled $11.2 million and $9.7 million for the three months ended September 30, 2010 and 2009, respectively, are included in Cost of fuel & purchased power.  For the nine months ended September 30, 2010 and 2009, such purchases totaled $32.7 million and $26.2 million, respectively.  Net positions are determined on an hourly basis.

The Company also receives transmission revenue from the MISO which is included in Electric utility revenues and totaled $4.2 million and $4.4 million for the three months ended September 30, 2010 and 2009, respectively.  For the nine months ended September 30, 2010 and 2009, transmission revenue from the MISO totaled $14.8 million and $11.0 million, respectively.  These revenues result from other MISO members’ use of the Company’s transmission system as well as the recovery of the Company’s investment in certain new electric transmission projects meeting MISO’s transmission expansion plan criteria.

One such project currently under construction meeting these expansion plan criteria is an interstate 345 kilovolt transmission line that will connect Vectren’s A.B. Brown Generating Station to a station in Indiana owned by Duke Energy to the north and to a station in Kentucky owned by Big Rivers Electric Corporation to the south.  Throughout the project, SIGECO will recover an approximate 10 percent return, inclusive of the FERC approved equity rate of return of 12.38 percent, on capital investments through a rider mechanism which is updated annually for estimated costs to be incurred.  Of the total investment, which is expected to approximate $90 million, the Company has invested approximately $51.7 million as of September 30, 2010.  The Company expects this project to be fully operational in 2012.  At that time, any operating expenses, including depreciation expense, are also expected to be recovered through a FERC approved rider mechanism.  Further, the approval allows for recovery of expenditures made even in the event of unforeseen difficulties that delay or permanently halt the project.

Results of Operations of the Nonutility Group

The Nonutility Group operates in three primary business areas: Energy Marketing and Services, Coal Mining, and Energy Infrastructure Services.  Energy Marketing and Services markets and supplies natural gas and provides energy management services.  Coal Mining mines and sells coal.  Energy Infrastructure Services provides underground construction and repair and provides performance contracting and renewable energy services.  There are also other legacy businesses that have invested in energy-related opportunities and services, real estate, and leveraged leases, among other investments.  The Nonutility Group supports the Company’s regulated utilities pursuant to service contracts by providing natural gas supply services, coal, and infrastructure services.  Results reported by individual company are net of allocated corporate expenses.  Nonutility Group earnings for the three and nine months ended September 30, 2010 and 2009 follow:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In millions, except per share amounts)	2010	2009	2010	2009

NET INCOME (LOSS)	$(2.2)	$3.3	$(1.9)	$6.8

CONTRIBUTION TO VECTREN BASIC EPS	$(0.02)	$0.04	$(0.02)	$0.08

NET INCOME (LOSS) ATTRIBUTED TO:
Energy Marketing & Services	$(10.4)	$(4.8)	$(9.1)	$(5.9)
Mining Operations	2.5	4.0	8.1	7.4
Energy Infrastructure Services	6.0	4.6	6.4	7.6
Other Businesses	(0.3)	(0.5)	(7.3)	(2.3)

Impact of the Recession

Despite the beginning economic recovery, the impact of the recession and general economic downturn has resulted in, and could continue to result in greater uncertainty regarding energy prices and other key factors that impact the Nonutility Group.  Economic declines have been accompanied by pressures on nonutility revenues and margins due to a decrease in demand for products and services offered by the Nonutility Group.  The impact of the recession has had, and may in some cases continue to have, some negative impact on utility industry spending for construction projects, demand for coal and natural gas, and spending on performance contracting and renewable energy expansion.  It is also possible that if a weak economy continues, there could be further reductions in the value of certain nonutility real estate and other legacy investments.

Energy Marketing & Services

Energy Marketing and Services is comprised of the Company’s gas marketing operations, energy management services, and retail gas supply operations.  Operating entities contributing to these results include ProLiance and Vectren Source.  Results from Energy Marketing and Services for the quarter ended September 30, 2010, were a loss of $10.4 million, compared to a loss of $4.8 million in 2009.  For the nine months ended September 30, 2010, losses were $9.1 million compared to a loss of $5.9 million in 2009.  The 2009 year to date results include an $11.9 million after tax charge related to an investment by ProLiance Energy, LLC in Liberty Gas Storage, LLC.

ProLiance
ProLiance, a nonutility energy marketing affiliate of Vectren and Citizens, provides services to a broad range of municipalities, utilities, industrial operations, schools, and healthcare institutions located throughout the Midwest and Southeast United States.  ProLiance’s customers include Vectren’s Indiana utilities and nonutility gas supply operations and Citizens’ utilities.  ProLiance’s primary businesses include gas marketing, gas portfolio optimization, and other portfolio and energy management services.  Consistent with its ownership percentage, Vectren is allocated 61 percent of ProLiance’s profits and losses; however, governance and voting rights remain at 50 percent for each member; and therefore, the Company accounts for its investment in ProLiance using the equity method of accounting.  Vectren received regulatory approval on April 25, 2006, from the IURC for ProLiance to continue to provide natural gas supply services to the Company’s Indiana utilities through March 2011.  On November 3, 2010, a settlement agreement was filed with the IURC providing for ProLiance’s continued provision of gas supply services to the Company's Indiana utilities and Citizens Gas for the period of April 1, 2011 through March 31, 2016.  The settlement has been agreed to by all of the consumer representatives that were parties to the prior settlement.  An order is anticipated by April 1, 2011.

Vectren Energy Marketing and Services, Inc (EMS), a wholly owned subsidiary, holds the Company’s investment in ProLiance.  Within the consolidated entity, EMS is responsible for certain financing costs associated with ProLiance and is also responsible for income taxes and allocated corporate expenses related to the Company’s portion of ProLiance’s results.  During the quarter ended September 30, 2010, EMS’s results related to ProLiance, which is inclusive of ProLiance’s results recorded using the equity method of accounting, financing costs, allocated corporate expenses, and income taxes, were a loss of approximately $6.9 million compared to a loss of $1.8 million in 2009.  During the nine months ended September 30, 2010, results at EMS related to ProLiance were a loss of approximately $9.9 million compared to a loss of $9.8 million in 2009.  The $5.1 million  unfavorable change in the quarter reflects reduced margins associated with optimizing its transportation and storage portfolio due primarily to a reduction of firm transportation spread values between the production areas and Midwest market area.  Year over year, ProLiance’s results are $12.0 million lower primarily due to these reduced margins, but that decline is offset by the 2009 Liberty Charge, as described below.  The regional basis spread reduction impacting firm transportation values is due to a number of factors.  Those factors include recent warmer than normal weather, shifting gas flows associated with the completion of new shale gas production and related transportation infrastructure, and the continuation of reduced industrial demand.  ProLiance has structured optimization activities to remain flexible to maximize potential opportunities if market conditions improve.  ProLiance’s storage capacity was 46 Bcf at both September 30, 2010 and December 31, 2009.

For the three and nine months ended September 30, 2010, the amounts recorded to Equity in earnings (losses) of unconsolidated affiliates related to ProLiance’s operations totaled a pretax loss of $8.2 million and a loss of $8.0 million, respectively.  For the three and nine months ended September 30, 2009, the amounts recorded to Equity in earnings (losses) of unconsolidated affiliates related to ProLiance’s operations totaled a pretax loss of $0.4 million and loss of $10.3 million, respectively.  The year to date loss from ProLiance in 2009 includes the Liberty Charge recorded during the second quarter of 2009 and described below.

Investment in Liberty Gas Storage
Liberty Gas Storage, LLC (Liberty), a joint venture between a subsidiary of ProLiance and a subsidiary of Sempra Energy (SE), is a development project for salt-cavern natural gas storage facilities.  ProLiance is the minority member with a 25 percent interest, which it accounts for using the equity method.  The project was expected to include 17 Bcf of capacity in its north facility, and an additional 17 Bcf of capacity in its south facility.  In the second quarter of 2009, the joint venture, with SE as the majority member, determined the north facility was impaired due to well completion problems.  As a result, the Company recorded its share of that impairment totaling approximately $11.9 million after tax.  In the Consolidated Statement of Income for the three and six months ended June 30, 2009, the impact associated with the Liberty Charge is an approximate $19.9 million reduction to Equity in earnings of unconsolidated affiliates and an income tax benefit reflected in Income taxes of approximately $8.0 million.  ProLiance’s investment in Liberty is $37.0 million at September 30, 2010.

Vectren Source
Vectren Source, a wholly owned subsidiary, provides natural gas and other related products and services to customers opting for choice among energy providers.  Vectren Source incurred a seasonal loss of approximately $3.5 million in the third quarter of 2010, compared to $3.0 million in 2009.  Year to date, Vectren Source has earned $0.8 million in 2010 compared to $3.9 million in 2009.  Year to date results were lower than the prior year, as expected, due to higher margins on variable priced contracts in the first quarter of 2009.  During 2009’s first quarter, revenues on variable priced sales contracts fell more slowly than gas costs.  The $0.5 million decrease in the 2010 third quarter results from lower volumes sold due to the mild September weather.  Vectren Source’s equivalent customer count at September 30, 2010 was approximately 204,000 customers, compared to 186,000 customers at September 30, 2009.  Most recently, Vectren Source was a successful bidder in the second Ohio Commission-approved auction that was conducted on January 12, 2010.  As a result of this auction, Vectren Source now sells gas commodity directly to customers in VEDO’s service territory for a twelve month period ending April 1, 2011.

Coal Mining

Coal Mining owns mines that produce and sell coal to the Company’s utility operations and to third parties through the Company’s wholly owned subsidiary Vectren Fuels, Inc. (Vectren Fuels).  Coal Mining results were approximately $2.5 million during the third quarter of 2010, compared to $4.0 million in 2009, a decrease of $1.5 million compared to 2009.  Year to date, Coal Mining results were earnings of $8.1 million compared to $7.4 million in 2009.  The year to date increase is primarily due to lower contract mining operating costs, higher revenue per ton, and an increase in tons sold, offset by an increase in interest expense and other costs.  There has been some improvement in the current demand and supply imbalance for Illinois Basin coal in 2010.  Energy demand is returning as evidenced by some spot coal sales opportunities.  Year to date, orders for 525,000 tons of spot coal with 140,000 tons yet to be delivered in the fourth quarter of 2010, have been received.  Further, there has been some non-weather related improvement in demand for electricity; however, coal inventories remain elevated at customer locations.  Vectren Fuels continues to align its coal production closely with short-term customer needs.  Negotiations for a number of new term supply contracts with other customers are currently progressing.

Oaktown Mines
The first of two new underground mine investments, located near Vincennes, Indiana, is operational.  The second mine is currently expected to open in 2012.  However, Vectren Fuels may continue to adjust this timing as it evaluates the impacts of market conditions.  Reserves at the two mines are estimated at about 105 million tons of recoverable coal at 11,200 BTU and less than 6-pound sulfur dioxide.  The reserves at these new mines bring total coal reserves to approximately 138 million tons at September 30, 2010.  Once in production, the two new mines are capable of producing about 5 million tons of coal per year.

Mine Safety Information
The Company, through its wholly owned subsidiary Vectren Fuels, Inc., owns coal mines and related assets located in Indiana.  The Company has retained independent third party contract mining companies to operate its coal mines.  Five Star Mining LLC ("Five Star") is the contract mining company at the Prosperity underground mine and Black Panther Mining LLC ("Black Panther") is the contract mining company at the Oaktown underground mines.  While in operation, Vigo-Cypress Creek, LLC was the contract mining company at Cypress Creek surface mine. The contract mining companies are the mine “operator”, as that term is used in both the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) and the Dodd-Frank Wall Street Reform and Consumer Protection Act  of 2010.  All employees at the coal mines are hired, supervised and paid by the contract mining companies.  As the mine operator, the contract mining companies make all regulatory filings required by the Mine Safety and Health Administration (“MSHA”).  In most circumstances, however, the cost of fines and penalties assessed by MSHA are contractually passed through from the contract mining company to Vectren Fuels, and the Company has paid approximately $0.4 million, during the nine months ended September 30, 2010, related to assessments issued to the mine operators.

More detailed information about the Company’s mines, including safety-related data, can be found at MSHA’s website, www.MSHA.gov.  Prosperity operates under the MSHA identification number 1202249; the Oaktown mining complex operates under the identification numbers 1202394 and 1202418; and Cypress Creek’s identification number is 1202178.  Mine safety-related data included on the MSHA website is influenced by the size of the mine, the level of activity at the mine, and the mine inspector’s judgment, among other factors. These factors can impact the comparability of information from mine to mine and time period to time period.  Given the recent incidents at coal mines of other companies, a significant increase in the frequency and scope of MSHA inspections continues.  In addition, both houses of Congress are considering new mine safety legislation.  The Company is currently assessing the impact such an increase in inspection activity or new laws and regulations may have on its investments.

Energy Infrastructure Services

Energy Infrastructure Services provides energy performance contracting and renewable energy services through Energy Systems Group, LLC (ESG) and underground utility infrastructure construction and repair services through Miller Pipeline Corporation (Miller).  Energy Infrastructure Services earned $6.0 million in the third quarter of 2010, compared to $4.6 million in 2009.  Year to date earnings were $6.4 million in 2010, compared to $7.6 million in 2009.

Miller Pipeline
Miller’s 2010 third quarter earnings were $3.2 million compared to $1.9 million in 2009.  The increase in earnings is due primarily to the completion of a large transmission project.  Year to date, Miller’s earnings contribution of approximately $2.2 million is consistent with earnings in 2009.  Year to date results in 2010 reflect improved third quarter performance offset by weather conditions that negatively impacted construction activities in the Mid-Atlantic and Northeast throughout much of the first quarter of 2010.  As utilities across the country continue to replace their aging natural gas and wastewater infrastructure and needs for shale gas infrastructure become more prevalent, Miller is positioned for future growth and resulting earnings.

Energy Systems Group
ESG’s 2010 earnings were $2.8 million in the third quarter and were consistent with third quarter earnings in 2009.  ESG earned approximately $4.2 million year to date in 2010, compared to earnings of $5.4 million in 2009.  The lower year to date contribution is primarily reflective of lower earnings from renewable energy projects as year to date results in 2009 reflect the sale of a renewable energy project.  The project developed by ESG as part of its ongoing renewable energy project development strategy was a 3.2 megawatt land fill gas facility located in the company’s electric service territory.  The sale to the company’s electric utility, as a part of the utilities’ strategy to continue to build a renewable energy portfolio, was approved by the IURC.

At September 30, 2010, ESG’s backlog was $64 million, compared to $70 million at December 31, 2009.  The backlog reflects substantial work in the near term.  The national focus on a comprehensive energy strategy as evidenced by the Energy Independence and Security Act of 2007 and the American Recovery and Reinvestment Act of 2009 continues to create favorable conditions for ESG’s growth and resulting earnings.

Other Businesses

Third quarter results in both 2010 and 2009 include losses from Other nonutility businesses, which include legacy real estate and other investments.  During the nine months ended September 30, 2010, Other nonutility businesses operated at a loss of $7.3 million compared to a loss of $2.3 million in 2009.  The lower results in 2010 reflect a second quarter $4.0 million after tax charge related to a decline in the fair value of an energy-related investment originally made in 2004 by Haddington Energy Partners.  The lower results in 2010 also reflect a first quarter 2010 $2.9 million after tax charge related to the reduction in value of a note receivable recorded in 2002 related to a previously exited business.

Haddington Energy Partnerships
The Company has an approximate 40 percent ownership interest in Haddington Energy Partners, LP (Haddington I) and Haddington Energy Partners II, LP (Haddington II).  These Haddington ventures have interests in two remaining mid-stream energy related investments.  Both Haddington ventures are investment companies accounted for using the equity method of accounting.

During the second quarter of 2010, the Company recorded its share of the decline in fair value and also impaired a note receivable associated with Haddington’s investment in a liquefied natural gas facility.  In total, the charge was approximately $6.5 million, of which, $6.1 million is reflected in Equity in earnings of unconsolidated affiliates and $0.4 million is reflected in Other-net, for the nine months ended September 30, 2010.  At September 30, 2010, the Company’s remaining $3.4 million investment in the Haddington ventures is related to payments to be received associated with the sale of a compressed air storage facility sold in 2009.  The Company has no further commitments to invest in either Haddington I or II.

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

Financial Condition

Within Vectren’s consolidated group, Utility Holdings primarily funds the short-term and long-term financing needs of the Utility Group operations, and Vectren Capital Corp (Vectren Capital) funds short-term and long-term financing needs of the Nonutility Group and corporate operations.  Vectren Corporation guarantees Vectren Capital’s debt, but does not guarantee Utility Holdings’ debt.  Vectren Capital’s long-term and short-term obligations outstanding at September 30, 2010 approximated $333 million and $131 million, respectively.  Utility Holdings’ outstanding long-term and short-term borrowing arrangements are jointly and severally guaranteed by Indiana Gas, SIGECO, and VEDO.  Utility Holdings’ long-term obligations outstanding at September 30, 2010 approximated $919 million.  As of September 30, 2010, Utility Holdings had approximately $26 million of short-term borrowings outstanding.  Additionally, prior to Utility Holdings’ formation, Indiana Gas and SIGECO funded their operations separately, and therefore, have long-term debt outstanding funded solely by their operations.  SIGECO will also occasionally issue tax exempt debt to fund qualifying pollution control capital expenditures.

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

The credit ratings of the senior unsecured debt of Utility Holdings and Indiana Gas, at September 30, 2010, are A-/A3 as rated by Standard and Poor's Ratings Services (Standard and Poor’s) and Moody’s Investors Service (Moody’s), respectively.  The credit ratings of SIGECO’s secured debt, at September 30, 2010, are A/A1 as rated by Standard and Poor’s and Moody’s, respectively.  Utility Holdings’ commercial paper has a credit rating of A-2/P-2.  In September of 2010, Moody’s increased its rating on Utility Holdings’ and Indiana Gas’ senior unsecured debt from Baa1 to A3 and on SIGECO’s secured debt from A2 to A1.  The current outlook of both Standard and Poor’s and Moody’s is stable.  A security rating is not a recommendation to buy, sell, or hold securities.  The rating is subject to revision or withdrawal at any time, and each rating should be evaluated independently of any other rating.  Standard and Poor’s and Moody’s lowest level investment grade rating is BBB- and Baa3, respectively.

The Company’s consolidated equity capitalization objective is 45-55 percent of long-term capitalization.  This objective has varied, and will vary, depending on particular business opportunities, capital spending requirements, execution of long-term financing plans, and seasonal factors that affect the Company’s operations.  The Company’s equity component was 46 percent of long-term capitalization at both September 30, 2010 and December 31, 2009.  Long-term capitalization includes long-term debt, including current maturities and debt subject to tender, as well as common shareholders’ equity.

As of September 30, 2010, the Company was in compliance with all financial covenants.

Available Liquidity in Current Credit Conditions

The Company’s A-/A3 investment grade credit ratings have allowed it to access the capital markets as needed.

On September 9, 2010, the Company and Vectren Capital, its wholly-owned subsidiary, entered into a private placement Note Purchase Agreement (2010 Note Purchase Agreement) pursuant to which various institutional investors have agreed to purchase the following tranches of notes from Vectren Capital:  (i) $75 million 3.48% Senior Notes, Series A due 2017, and (ii) $50 million 4.53% Senior Notes, Series B due 2025.  These Senior Notes will be unconditionally guaranteed by the Company.  This financing is scheduled to close on or about December 15, 2010.  The proceeds from the issuance will replace a $48 million debt maturity due in December 2010 and will permanently finance some nonutility investments currently financed with short-term borrowings.

At September 30, 2010, the Company had $600 million of short-term borrowing capacity, including $350 million for the Utility Group and $250 million for the wholly owned Nonutility Group and corporate operations.  As reduced by borrowings currently outstanding, approximately $324 million was available for the Utility Group operations and approximately $119 million was available for the wholly owned Nonutility Group and corporate operations.  Both facilities were renewed on September 30, 2010 and are available through September 2013.

During the short-term credit facility renewal process, the Company lowered the level of capacity due to the reduced requirements for short-term borrowings.  The short-term borrowing facilities were lowered from $515 million to $350 million for the Utility Group and from $255 million to $250 million for the Nonutility Group.  The level of required short-term borrowings at Utility Holdings is significantly lower compared to historical trends due to the long-term financing transactions completed in 2009, lower inventory values due to lower natural gas prices, and lower natural gas inventory volumes due to exiting the merchant function in Ohio.  The Company has historically funded the short-term borrowing needs of Utility Holdings’ operations through the commercial paper market.  Throughout 2009 and 2010, the Company has been able to place commercial paper without significant difficulties and expects to use the Utility Holdings short-term borrowing facility in instances where the commercial paper market is not efficient.  The liquidity provided by these current short-term borrowing arrangements, when coupled with internally-generated funds, is expected to be sufficient over the near term to fund anticipated capital expenditures, investments, and other working capital requirements.

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

As of September 30, 2010, Utility Holdings has letters of credit outstanding in support of two SIGECO tax exempt adjustable rate first mortgage bonds totaling $41.3 million.  In the unlikely event the letters of credit were called, the Company could settle with the financial institutions supporting these letters of credit with general assets or by drawing from the renewed credit line that expires in September of 2013.  Due to the long-term nature of the credit agreement, such debt is classified as long-term at September 30, 2010.

ProLiance Short-Term Borrowing Arrangements

ProLiance, a nonutility energy marketing affiliate of the Company, has separate borrowing capacity available through a syndicated credit facility.  The terms of this facility allow for $325 million of capacity, as adjusted for letters of credit and current inventory and receivable balances.  The current facility expires June 3, 2011.  This credit facility, when coupled with internally generated funds, is expected to provide sufficient liquidity to meet ProLiance's operational needs.  As of September 30, 2010, borrowings of $8.0 million were outstanding.  The current facility is not guaranteed by Vectren or Citizens.

New Share Issues

The Company may periodically issue new common shares to satisfy the dividend reinvestment plan, stock option plan and other employee benefit plan requirements.  New issuances added additional liquidity of $7.2 million and $4.5 million in the nine months ended September 30, 2010 and 2009, respectively.  Throughout 2010, new issuances required to meet these various plan requirements are estimated to be approximately $9 million.

Potential Uses of Liquidity

Pension & Postretirement Funding Obligations

As of December 31, 2009, asset values of the Company’s qualified pension plans were approximately 82 percent of the projected benefit obligation.  Management currently expects the qualified pension plans to require Company contributions of approximately $12 million in 2010 and a similar funding in 2011 under current market conditions.  Through September 30, 2010, $8.8 million in contributions to qualified pension plans were made.  In addition to the qualified plan funding, the Company has made payments totaling approximately $11 million associated with its other retirement and deferred compensation plans and anticipates additional payments of approximately $9 million in 2010.

Corporate Guarantees

The Company issues corporate guarantees to certain vendors and customers of its wholly owned subsidiaries and unconsolidated affiliates.  These guarantees do not represent incremental consolidated obligations; rather, they represent parental guarantees of subsidiary and unconsolidated affiliate obligations in order to allow those subsidiaries and affiliates the flexibility to conduct business without posting other forms of collateral.  At September 30, 2010, corporate issued guarantees support a portion of Energy Systems Group’s (ESG) performance contracting commitments and warranty obligations described below.  In addition, the Company has approximately $73 million of other guarantees outstanding supporting other consolidated subsidiary operations, of which $48 million support non-regulated retail gas supply operations and $18 million represent letters of credit supporting other nonutility operations.  Guarantees issued and outstanding on behalf of unconsolidated affiliates approximated $3 million at September 30, 2010.  These guarantees relate primarily to arrangements between ProLiance and various natural gas pipeline operators.  The Company has not been called upon to satisfy any obligations pursuant to these parental guarantees and has accrued no significant liabilities related to these guarantees.

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

Specific to ESG, in its role as a general contractor in the performance contracting industry, at September 30, 2010, there are 68 open surety bonds supporting future performance.  The average face amount of these obligations is $3.4 million, and the largest obligation has a face amount of $30.4 million. These surety bonds are guaranteed by Vectren Corporation.  The maximum exposure of these obligations is less than these amounts for several factors, including the level of work already completed.  At September 30, 2010, approximately 64 percent of work was completed on projects with open surety bonds.  A significant portion of these commitments will be fulfilled within one year.  In instances where ESG operates facilities, project guarantees extend over a longer period.

In addition to its performance obligations, ESG also warrants the functionality of certain installed infrastructure generally for one year and the associated energy savings over a specified number of years.  In certain instances, these warranty obligations are also backed by Vectren Corporation.  The Company has no significant accruals for these warranty obligations as of September 30, 2010.

Planned Capital Expenditures & Investments

Utility capital expenditures are estimated at $64 million for the remainder of 2010.  Nonutility capital expenditures and investments, principally for coal mine development and capital expenditures for the Energy Infrastructure Services businesses, are estimated at $22 million for the remainder of 2010.

Comparison of Historical Sources & Uses of Liquidity

Operating Cash Flow

The Company's primary source of liquidity to fund working capital requirements has been cash generated from operations, which totaled $322.4 million and $369.6 million for the nine months ended September 30, 2010 and 2009, respectively.  The $47.2 million decrease in operating cash flow in 2010 compared to 2009 is primarily due to much a greater level of cash generated from working capital in 2009 offset by a special dividend from ProLiance totaling approximately $30 million and higher net income and non-cash charges in 2010.

Financing Cash Flow

Although working capital requirements are generally funded by cash flow from operations, the Company uses short-term borrowings to supplement working capital needs when accounts receivable balances are at their highest and gas storage is refilled.  Additionally, short-term borrowings are required for capital projects and investments until they are financed on a long-term basis.  Net cash flow required for financing activities was $133.8 million in 2010 and $125.9 million in 2009.  In 2010, operating cash flows have been sufficient to fund capital expenditures and dividend requirements and allow for the repayment of some short-term borrowings.  This compares to 2009 where higher capital expenditures required some funding from a long-term debt issuance.

Investing Cash Flow

Cash flow required for investing activities was $193.3 million in 2010 and $321.6 million in 2009.  Capital expenditures are the primary component of investing activities and totaled $200.9 million in 2010, compared to $321.8 million in 2009.  The decrease in capital expenditures reflects the roughly $20 million spent in 2009 associated with the January 2009 ice storm restoration projects and approximately $40 million in lower other utility capital spending in 2010 compared to 2009 as well as approximately $65 million in lower expenditures for coal mine development.

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

ITEM 4.  CONTROLS AND PROCEDURES
Changes in Internal Controls over Financial Reporting

During the quarter ended September 30, 2010, there have been no changes to the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of September 30, 2010, the Company conducted an evaluation under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness and the design and operation of the Company's disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of September 30, 2010, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is:

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Periodically, the Company purchases shares from the open market to satisfy share requirements associated with the Company’s share-based compensation plans.  The following chart contains information regarding open market purchases made by the Company to satisfy share-based compensation requirements during the quarter ended September 30, 2010.

			Total Number of	Maximum Number
	Number of		Shares Purchased as	of Shares That May
	Shares	Average Price	Part of Publicly	Be Purchased Under
Period	Purchased	Paid Per Share	Announced Plans	These Plans
July 1-31	-	$ -	-	-
August 1-31	44,790	25.56	-	-
September 1-30	1,500	24.99	-	-

ITEM 6.  EXHIBITS

Exhibits and Certifications

4.1 Note Purchase Agreement dated September 9, 2010. (Filed and designated in Form 8-K dated September 10, 2010 File No1-15467, as Exhibit 4.1)

10.1 Credit Agreement, dated as of September 30, 2010, among Vectren Utility Holdings, Inc., as borrower (“Vectren Utility”); certain subsidiaries of Vectren Utility, as guarantors; Bank of America, N.A., as administrative agent, swing line lender and a letter of credit issuer; Wells Fargo Bank, National Association, JPMorgan Chase Bank, N.A. and Union Bank, N.A., as co-syndication agents and letter of credit issuers; and the other lenders named therein. (Filed and designated in Form 8-K dated September 30, 2010 File No1-15467, as Exhibit 10.1)

10.2 Credit Agreement, dated as of September 30, 2010, among Vectren Capital, Corp., as borrower; Vectren Corporation, as guarantor; Wells Fargo Bank, National Association, as administrative agent, swing line lender and a letter of credit issuer; Bank of America, N.A., JPMorgan Chase Bank, N.A. and Union Bank, N.A., as co-syndication agents and letter of credit issuers; and the other lenders named therein. (Filed and designated in Form 8-K dated September 30, 2010 File No1-15467, as Exhibit 10.2)

10.3  First Amendment to Credit Agreement, dated as of September 30, 2010 by and among Vectren Capital Corp., Vectren Corporation, the Lenders party thereto and Wells Fargo Bank, National Association as administrative agent [First Amendment to correct a scrivener’s error in Section 7.13(i) of the above-referenced Credit Agreement.] (Filed Herewith)

31.1  Certification Pursuant To Section 302 of The Sarbanes-Oxley Act Of 2002- Chief Executive Officer

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

VECTREN CORPORATION
Registrant

November 9, 2010	/s/Jerome A. Benkert, Jr.
Jerome A. Benkert, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/M. Susan Hardwick
M. Susan Hardwick
Vice President, Controller and Assistant Treasurer
(Principal Accounting Officer)