Form 10-Q
period 2012-06-30
VECTREN CORP
filed 2012-08-02
CIK 1096385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number:   1-15467

VECTREN CORPORATION
(Exact name of registrant as specified in its charter)

INDIANA	35-2086905
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes    ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock- Without Par Value	82,059,592	July 31, 2012
Class	Number of Shares	Date

Access to Information

Vectren Corporation makes available all SEC filings and recent annual reports free of charge through its website at www.vectren.com as soon as reasonably practicable after electronically filing or furnishing the reports to the SEC, or by request, directed to Investor Relations at the mailing address, phone number, or email address that follows:

Mailing Address: One Vectren Square Evansville, Indiana 47708	Phone Number: (812) 491-4000	Investor Relations Contact: Robert L. Goocher Treasurer and Vice President, Investor Relations rgoocher@vectren.com

Definitions

BCF: billions of cubic feet	MISO: Midwest Independent System Operator
BTU: British thermal units	MSHA: Mine Safety and Health Administration
EPA: Environmental Protection Agency	MW: megawatts
FAC: Fuel Adjustment Clause	MWh / GWh: megawatt hours / thousands of megawatt hours (gigawatt hours)
FASB: Financial Accounting Standards Board	OUCC: Indiana Office of the Utility Consumer Counselor
FERC: Federal Energy Regulatory Commission	PUCO: Public Utilities Commission of Ohio
IDEM: Indiana Department of Environmental Management	Throughput: combined gas sales and gas transportation volumes
IURC: Indiana Utility Regulatory Commission	XBRL: eXtensible Business Reporting Language

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VECTREN CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited – In millions)

	June 30, 2012	December 31, 2011
ASSETS
Current Assets
Cash & cash equivalents	$5.6	$8.6
Accounts receivable - less reserves of $6.1 & $6.7, respectively	202.2	221.3
Accrued unbilled revenues	62.0	121.5
Inventories	157.3	161.9
Recoverable fuel & natural gas costs	14.6	12.4
Prepayments & other current assets	56.6	84.3
Total current assets	498.3	610.0
Utility Plant
Original cost	5,091.0	4,979.9
Less: accumulated depreciation & amortization	2,001.1	1,947.3
Net utility plant	3,089.9	3,032.6
Investments in unconsolidated affiliates	84.7	92.9
Other utility & corporate investments	34.9	34.4
Other nonutility investments	24.7	29.6
Nonutility plant - net	575.9	550.8
Goodwill - net	262.3	262.3
Regulatory assets	223.6	226.0
Other assets	39.2	40.3
TOTAL ASSETS	$4,833.5	$4,878.9

The accompanying notes are an integral part of these consolidated condensed financial statements.

VECTREN CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited – In millions)

	June 30, 2012	December 31, 2011
LIABILITIES & SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$145.0	$185.8
Accounts payable to affiliated companies	13.8	36.8
Refundable fuel & natural gas costs	5.0	—
Accrued liabilities	162.6	181.1
Short-term borrowings	261.2	227.1
Current maturities of long-term debt	31.5	62.7
Total current liabilities	619.1	693.5
Long-term Debt - Net of Current Maturities	1,554.0	1,559.6
Deferred Income Taxes & Other Liabilities
Deferred income taxes	594.6	575.7
Regulatory liabilities	355.2	345.2
Deferred credits & other liabilities	217.6	239.4
Total deferred credits & other liabilities	1,167.4	1,160.3
Commitments & Contingencies (Notes 7, 9-12)
Common Shareholders' Equity
Common stock (no par value) – issued & outstanding 82.1 & 81.9 shares, respectively	696.5	692.6
Retained earnings	805.6	786.2
Accumulated other comprehensive income (loss)	(9.1)	(13.3)
Total common shareholders' equity	1,493.0	1,465.5
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$4,833.5	$4,878.9

The accompanying notes are an integral part of these consolidated condensed financial statements.

VECTREN CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited – in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
OPERATING REVENUES
Gas utility	$116.0	$134.0	$408.3	$490.7
Electric utility	149.3	159.3	288.7	305.7
Nonutility	205.3	182.5	378.2	362.0
Total operating revenues	470.6	475.8	1,075.2	1,158.4
OPERATING EXPENSES
Cost of gas sold	31.8	48.8	168.9	243.9
Cost of fuel & purchased power	47.0	60.3	91.7	119.8
Cost of nonutility revenues	57.6	68.5	117.1	173.6
Other operating	188.4	163.3	361.6	304.9
Depreciation & amortization	63.4	61.2	127.0	120.3
Taxes other than income taxes	12.2	12.1	28.8	31.0
Total operating expenses	400.4	414.2	895.1	993.5
OPERATING INCOME	70.2	61.6	180.1	164.9
OTHER INCOME (EXPENSE)
Equity in (losses) of unconsolidated affiliates	(6.6)	(12.0)	(14.2)	(22.9)
Other income – net	1.2	2.8	4.5	5.2
Total other income (expense)	(5.4)	(9.2)	(9.7)	(17.7)
INTEREST EXPENSE	23.9	27.0	47.9	53.6
INCOME BEFORE INCOME TAXES	40.9	25.4	122.5	93.6
INCOME TAXES	15.3	10.3	45.6	33.9
NET INCOME	$25.6	$15.1	$76.9	$59.7
AVERAGE COMMON SHARES OUTSTANDING	82.0	81.7	82.0	81.7
DILUTED COMMON SHARES OUTSTANDING	82.1	81.8	82.0	81.8
EARNINGS PER SHARE OF COMMON STOCK:
BASIC	$0.31	$0.19	$0.94	$0.73
DILUTED	$0.31	$0.18	$0.94	$0.73
DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$0.350	$0.345	$0.700	$0.690

The accompanying notes are an integral part of these consolidated condensed financial statements.

VECTREN CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited – in millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net income	$25.6	$15.1	$76.9	$59.7
Other comprehensive income (loss), before tax:
Comprehensive income of unconsolidated affiliates	3.1	1.1	6.0	3.4
Remeasurement of postretirement benefit obligation	1.1	—	1.1	—
Cash flow hedges	—	0.8	—	(2.4)
Other comprehensive income (loss), before tax	4.2	1.9	7.1	1.0
Income taxes related to items of other comprehensive income	(1.6)	(0.7)	(2.9)	(0.4)
Other comprehensive income (loss), net of tax	2.6	1.2	4.2	0.6
Total comprehensive income	$28.2	$16.3	$81.1	$60.3

The accompanying notes are an integral part of these consolidated condensed financial statements.

VECTREN CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited – In millions)

	Six Months Ended
	June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$76.9	$59.7
Adjustments to reconcile net income to cash from operating activities:
Depreciation & amortization	127.0	120.3
Deferred income taxes & investment tax credits	32.9	34.1
Equity in losses of unconsolidated affiliates	14.2	22.9
Provision for uncollectible accounts	3.9	6.9
Expense portion of pension & postretirement benefit cost	5.1	4.5
Other non-cash charges - net	5.6	6.1
Changes in working capital accounts:
Accounts receivable & accrued unbilled revenues	74.7	111.2
Inventories	(17.7)	20.5
Recoverable/refundable fuel & natural gas costs	2.8	(1.3)
Prepayments & other current assets	16.9	22.6
Accounts payable, including to affiliated companies	(70.3)	(102.5)
Accrued liabilities	(18.6)	4.6
Unconsolidated affiliate dividends	—	0.1
Employer contributions to pension & postretirement plans	(10.2)	(33.1)
Changes in noncurrent assets	(3.5)	(3.5)
Changes in noncurrent liabilities	(4.5)	(3.5)
Net cash flows from operating activities	235.2	269.6
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from:
Long-term debt, net of issuance costs	99.5	—
Dividend reinvestment plan & other common stock issuances	3.6	3.6
Requirements for:
Dividends on common stock	(57.4)	(56.4)
Retirement of long-term debt	(36.9)	(1.4)
Other financing activities	—	(1.4)
Net change in short-term borrowings	(65.9)	26.2
Net cash flows from financing activities	(57.1)	(29.4)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from:
Unconsolidated affiliate distributions	—	0.5
Other collections	7.6	0.9
Requirements for:
Capital expenditures, excluding AFUDC equity	(188.5)	(152.4)
Business acquisition, net of cash acquired	—	(83.4)
Other investments	(0.2)	(1.4)
Net cash flows from investing activities	(181.1)	(235.8)
Net change in cash & cash equivalents	(3.0)	4.4
Cash & cash equivalents at beginning of period	8.6	10.4
Cash & cash equivalents at end of period	$5.6	$14.8
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

Indiana Gas provides energy delivery services to approximately 567,000 natural gas customers located in central and southern Indiana.  SIGECO provides energy delivery services to approximately 142,000 electric customers and approximately 110,000 gas customers located near Evansville in southwestern Indiana.  SIGECO also owns and operates electric generation assets to serve its electric customers and optimizes those assets in the wholesale power market.  Indiana Gas and SIGECO generally do business as Vectren Energy Delivery of Indiana.  VEDO provides energy delivery services to approximately 312,000 natural gas customers located near Dayton in west central Ohio.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share data)	2012	2011	2012	2011
Numerator:
Reported net income (Numerator for Basic and Diluted EPS)	$25.6	$15.1	$76.9	$59.7
Denominator:
Weighted average common shares outstanding (Denominator for Basic and Diluted EPS)	$82.0	$81.7	$82.0	$81.7
Conversion of share based compensation arrangements	0.1	0.1	—	0.1
Adjusted weighted average shares outstanding and
assumed conversions outstanding (Diluted EPS)	$82.1	$81.8	$82.0	$81.8

Basic EPS	$0.31	$0.19	$0.94	$0.73
Diluted EPS	$0.31	$0.18	$0.94	$0.73

For the six months ended June 30, 2011, options to purchase 1,920 additional shares of the Company’s common stock were outstanding, but were not included in the computation of diluted EPS because their effect would be antidilutive. The exercise prices for these options were $27.15 for the six months ended June 30, 2011. For the three months ended June 30, 2012 and June 30, 2011 and the six months ended June 30, 2012, all options were dilutive.

4.	Excise and Utility Receipts Taxes

Excise taxes and a portion of utility receipts taxes are included in rates charged to customers.  Accordingly, the Company records these taxes received, which totaled $5.0 million and $5.5 million in the three months ended June 30, 2012 and 2011, respectively, as a component of operating revenues. During the six months ended June 30, 2012 and 2011, these taxes totaled $14.3 million and $16.6 million, respectively.  Expenses associated with excise and utility receipts taxes are recorded as a component of Taxes other than income taxes.

5.	Retirement Plans & Other Postretirement Benefits

The Company maintains three qualified defined benefit pension plans, a nonqualified supplemental executive retirement plan (SERP), and provides other postretirement benefits.  The defined benefit pension plan and other postretirement benefits, which cover eligible full-time regular employees, are primarily noncontributory.  The postretirement health care plan is self-insured and the life insurance plan is fully insured.  The qualified pension plans and the SERP plan are aggregated under the heading “Pension Benefits.”  Other postretirement benefit obligations are aggregated under the heading “Other Benefits.”

Postretirement Benefit Change
On May 31, 2012, the Company notified participants receiving postretirement health care benefits that effective September 1, 2012 the Company will no longer offer postretirement health coverage for participants 65 and older. Rather, the Company will provide a subsidy to plan participants to purchase health coverage through a private Medicare exchange. This change in benefits is intended to provide a comparable benefit at a reduced cost made possible by current market pricing. Since this change in benefits is a significant event pursuant to GAAP, the Company was required to remeasure its postretirement benefit obligations as of June 1, 2012. The Company remeasured its postretirement benefit obligations using a weighted average discount rate of 3.93 percent. The effect of the remeasurement was a $23 million decrease in the liability for other postretirement benefits. Substantially all of the amount was recorded as a reduction to Regulatory Assets, as the Company's retirement costs primarily relate to its regulated utilities.

Net Periodic Benefit Costs
A summary of the components of net periodic benefit cost follows:

	Three Months Ended
	June 30,
	Pension Benefits		Other Benefits
(In millions)	2012	2011	2012	2011
Service cost	$1.9	$1.8	$0.1	$0.2
Interest cost	3.9	4.0	0.8	1.0
Expected return on plan assets	(5.3)	(5.3)	—	—
Amortization of prior service cost	0.4	0.4	(0.4)	(0.2)
Amortization of transitional obligation	—	—	0.2	0.3
Amortization of actuarial loss	1.7	0.9	0.2	0.2
Net periodic benefit cost	$2.6	$1.8	$0.9	$1.5

	Six Months Ended
	June 30,
	Pension Benefits		Other Benefits
(In millions)	2012	2011	2012	2011
Service cost	$3.8	$3.5	$0.2	$0.3
Interest cost	7.8	8.0	1.7	2.1
Expected return on plan assets	(10.6)	(10.6)	—	—
Amortization of prior service cost	0.8	0.8	(0.6)	(0.4)
Amortization of transitional obligation	—	—	0.5	0.6
Amortization of actuarial loss	3.4	1.9	0.3	0.3
Net periodic benefit cost	$5.2	$3.6	$2.1	$2.9

Employer Contributions to Qualified Pension Plans
Currently, the Company expects to contribute approximately $15.0 million to its pension plan trusts for 2012.  During the six months ended June 30, 2012, contributions of $7.3 million have been made.

6.	Supplemental Cash Flow Information

As of June 30, 2012 and December 31, 2011, the Company has accruals related to utility and nonutility plant purchases totaling approximately $14.3 million and $15.9 million, respectively.

7.    ProLiance Holdings, LLC

ProLiance Holdings, LLC (ProLiance), a nonutility energy marketing affiliate of Vectren and Citizens Energy Group (Citizens), provides services to a broad range of municipalities, utilities, industrial operations, schools, and healthcare institutions located throughout the Midwest and Southeast United States.  ProLiance’s customers include, among others, Vectren’s Indiana utilities as well as Citizens’ utilities.  ProLiance’s primary businesses include gas marketing, gas portfolio optimization, and other portfolio and energy management services.  Consistent with its ownership percentage, Vectren is allocated 61 percent of ProLiance’s profits and losses; however, governance and voting rights remain at 50 percent for each member; and therefore, the Company accounts for its investment in ProLiance using the equity method of accounting.

Summarized Financial Information

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2012	2011	2012	2011
Summarized statement of income information:
Revenues	$175.1	$291.2	$527.8	$791.8
Operating (loss)	(10.3)	(20.1)	(21.2)	(37.3)
ProLiance's net (loss)	(10.8)	(20.3)	(23.2)	(37.7)

	As of
	June 30,	December 31,
(In millions)	2012	2011
Summarized balance sheet information:
Current assets	$227.2	$381.9
Noncurrent assets	55.0	56.1
Current liabilities	156.2	298.5
Noncurrent liabilities	0.4	0.7
Members' equity	138.3	161.5
Accumulated other comprehensive (loss)	(16.2)	(26.0)
Noncontrolling interest	3.5	3.3

Vectren records its 61 percent share of ProLiance’s results in Equity in (losses) of unconsolidated affiliates.  Interest expense and income taxes associated with the investment are recorded separately within the statements of income in those line items.  As of June 30, 2012 and December 31, 2011, the Company’s investment balance, inclusive of its share of ProLiance’s accumulated other comprehensive loss and certain historical book basis differences, is $77.2 million and $85.4 million, respectively. The amounts recorded to Equity in (losses) of unconsolidated affiliates related to ProLiance’s operations totaled a pre-tax loss of $6.5 million and $12.4 million for the three months ended June 30, 2012 and 2011, respectively, and for the six months ended June 30, 2012 and 2011, such pre-tax losses totaled $14.1 million and $23.0 million.

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

In late 2008, the project at the North site was halted due to subsurface and well-completion problems, resulting in an impairment charge related to the North site being recorded in 2009.  ProLiance’s ability to meet the needs of its customers has not been, nor does it expect it to be, impacted.  Approximately 12 Bcf of the storage at the South site, which comprises three of the four FERC certified caverns, is fully completed and tested.  As a result of the issues encountered at the North site, Liberty requested and the FERC approved the separation of the North site from the South site.  As of June 30, 2012 and December 31, 2011, ProLiance’s investment in Liberty approximated $34.5 million and $35.1 million, respectively.

Liberty received a Demand for Arbitration from Williams Midstream Natural Gas Liquids, Inc. (“Williams”) on February 8, 2011 related to a Sublease Agreement (“Sublease”) between Liberty and Williams at the North site.  Williams alleges that Liberty was negligent in its attempt to convert certain salt caverns to natural gas storage and thereby damaged the caverns.  Williams alleges damages of $56.7 million.  Liberty believes that it has complied with all of its obligations to Williams, including properly terminating the Sublease.  Liberty intends to vigorously defend itself and has asserted counterclaims substantially in excess of the amounts asserted by Williams. As such, ProLiance has no reserve recorded related to this matter.

Transactions with ProLiance
Purchases of natural gas from ProLiance for resale and for injections into storage for the three months ended June 30, 2012 and 2011 totaled $50.2 million and $81.0 million, respectively, and for the six months ended June 30, 2012 and 2011, totaled $129.7 million and $201.1 million.  Amounts owed to ProLiance at June 30, 2012 and December 31, 2011, for those purchases were $13.8 million and $36.8 million, respectively, and are included in Accounts payable to affiliated companies in the Consolidated Condensed Balance Sheets.  Vectren received regulatory approval on April 25, 2006, from the IURC for ProLiance to provide natural gas supply services to the Company’s Indiana utilities through March 2011.  On March 17, 2011, an order was received from the IURC providing for ProLiance’s continued provision of gas supply services to the Company’s Indiana utilities and Citizens Energy Group's utilities through March 2016.  Amounts charged by ProLiance for gas supply services are established by supply agreements with each utility.

8.    Financing Activities

On February 1, 2012, Utility Holdings issued $100.0 million of senior unsecured notes at an interest rate of 5.00 percent per annum and with a maturity date of February 3, 2042.  The notes were sold to various institutional investors pursuant to a private placement note purchase agreement executed in November 2011 with a delayed draw feature.  These senior notes are unsecured and jointly and severally guaranteed by Utility Holdings’ regulated utility subsidiaries, SIGECO, Indiana Gas, and VEDO.  The proceeds from the sale of the notes, net of issuance costs, totaled approximately $99.5 million.  These notes have no sinking fund requirements and interest payments are due semi-annually.  These notes contain customary representations, warranties and covenants, including a leverage covenant consistent with leverage covenants contained in other Utility Holdings’ borrowing arrangements. As of December 31, 2011, the Company had reclassified $100.0 million of short-term borrowings as long-term debt to reflect those borrowings were refinanced with the proceeds received.

9.	Commitments & Contingencies

Corporate Guarantees
The Company issues parent level guarantees to certain vendors and customers of its wholly owned subsidiaries and unconsolidated affiliates.  These guarantees do not represent incremental consolidated obligations; rather, they represent parental guarantees of subsidiary and unconsolidated affiliate obligations in order to allow those subsidiaries and affiliates the flexibility to conduct business without posting other forms of collateral.  At June 30, 2012, parent level guarantees support a maximum of $25 million of ESG’s performance contracting commitments and warranty obligations and $28 million of other project guarantees.  The broader scope of ESG’s performance contracting obligations, including those not guaranteed by the parent company, are described below.  In addition, the parent company has approximately $23 million of other guarantees outstanding supporting other consolidated subsidiary operations, of which $19 million represent letters of credit supporting other nonutility operations.  Guarantees issued and outstanding on behalf of unconsolidated affiliates approximated $3 million at June 30, 2012.  These guarantees relate primarily to arrangements between ProLiance and various natural gas pipeline operators.  The Company has not been called upon to satisfy any obligations pursuant to these parental guarantees and has accrued no significant liabilities related to these guarantees.

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

Specific to ESG, in its role as a general contractor in the performance contracting industry, at June 30, 2012, there are 75 open surety bonds supporting future performance.  The average face amount of these obligations is $4.4 million, and the largest obligation has a face amount of $57.3 million.  The maximum exposure from these obligations is limited by the level of work already completed and guarantees issued to ESG by various subcontractors. At June 30, 2012, approximately 53 percent of work was completed on projects with open surety bonds.  A significant portion of these open surety bonds will be released within one year.  In instances where ESG operates facilities, project guarantees extend over a longer period.  In addition to its performance obligations, ESG also warrants the functionality of certain installed infrastructure generally for one year and the associated energy savings over a specified number of years.  The Company has no significant accruals for these warranty obligations as of June 30, 2012.

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

Pipeline Safety Law
On January 3, 2012 the Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011 was signed into law.  This new law, which reauthorizes federal pipeline safety programs through fiscal year 2015, provides for enhanced safety, reliability and environmental protection in the transportation of energy products by pipeline. The new law increases federal enforcement authority, grants the federal government expanded authority over pipeline safety, provides for new safety regulations and standards, and authorizes or requires the completion of several pipeline safety-related studies.  The DOT is required to promulgate a number of new regulatory requirements.  Those regulations may eventually lead to further regulatory or statutory requirements.

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

The law applies to both gas and electric utility operations and provides a framework to recover 80 percent of federally mandated operating costs and capital investments through a periodic rate adjustment mechanism outside of a general rate case.  Such costs include depreciation, operating and other costs.  Construction costs receive a return on investment. The remaining 20 percent of those costs and capital investments are to be deferred for recovery in the utility’s next general rate case.  The Company is currently evaluating the impact this law may have on its operations, including applicability to expenditures associated with the integrity, safety, and reliable operation of natural gas pipelines and facilities; ash disposal; water regulations; and air pollution control, including greenhouse gas emissions, among other federally mandated projects and potential projects.

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

In an effort to address the Court’s finding that CAIR did not adequately ensure attainment of pollutants in certain downwind states due to unlimited trading of SO2 and NOx allowances, CSPAR reduces the ability of facilities to meet emission reduction targets through allowance trading.  Like CAIR, CSPAR sets individual state caps for SO2 and NOx emissions.  However, unlike CAIR in which states allocated allowances to generating units through state implementation plans, CSPAR allowances were allocated to individual units directly through the federal rule.  As finalized, CSAPR requires a 71 percent reduction of SO2 emissions compared to 2005 national levels and a 52 percent reduction of NOx emissions compared to 2005 national levels and that such reductions are to be achieved with initial step reductions beginning January 1, 2012, with final compliance to be achieved in 2014.  Multiple administrative and judicial challenges were filed, including requests to stay CSPAR’s implementation. On December 30, 2011, the Court granted a stay of CSPAR and ordered expedited briefing. Briefing is completed and oral arguments were held in April. A final ruling is expected later this year.

Mercury and Air Toxics (MATS) Rule
On December 21, 2011, the EPA finalized the Utility MATS Rule.  The MATS Rule is the EPA’s response to the US Court of Appeals for the District of Columbia vacating the Clean Air Mercury Rule (CAMR) in 2008.  CAMR was originally established in 2005 as a nation-wide mercury emission allowance cap and trade system which sought to reduce utility emissions of mercury starting in 2010.

The MATS Rule sets emission limits for hazardous air pollutants for existing and new coal-fired power plants and identifies the following broad categories of hazardous air pollutants:  mercury, non-mercury hazardous air pollutants (primarily arsenic, chromium, cobalt, and selenium) and acid gases (hydrogen cyanide, hydrogen chloride, and hydrogen fluoride).  The rule imposes mercury emission limits for two sub-categories of coal, and proposed surrogate limits for non-mercury and acid gas hazardous air pollutants. The EPA did not grant blanket compliance extensions, but asserted that states have broad authority to grant one year extensions for individual units where potential reliability impacts have been demonstrated.  Reductions are to be achieved within three years of publication of the final rule in the Federal register (April 2015).  Initiatives to suspend CSPAR’s implementation by the Congress also apply to the implementation of the MATS rule.  Multiple judicial challenges were filed and briefing is proceeding. The EPA also recently announced it will reconsider MATS requirements for new construction. Such requirements are more stringent than those for existing plants. Utilities planning new coal-fired generation had argued standards outlined in the MATS could not be attained even using the best available control technology.

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

Utilization of the Company’s NOx and SO2  allowances can be impacted as regulations are revised and implemented.  Most of these allowances were granted to the Company at zero cost; therefore, any reduction in carrying value that could result from future changes in regulations would be immaterial.

The Company is currently reviewing the sufficiency of its existing pollution control equipment in relation to the requirements described in CSPAR and the MATS Rule.  Based upon an initial review of the final rules, including minor revisions made to CSPAR in October 2011, the Company believes that it will be able to meet these requirements with its existing suite of pollution control equipment and the anticipated allotment of new emission allowances.  However, it is possible some minor modifications to the control equipment and additional operating expenses could be required.  The Company believes that such additional costs, if necessary, would be recoverable under Indiana Senate Bill 251 referenced above.

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

Water
Section 316(b) of the Clean Water Act requires that generating facilities use the “best technology available” to minimize adverse environmental impacts in a body of water.  More specifically, Section 316(b) is concerned with impingement and entrainment of aquatic species in once-through cooling water intake structures used at electric generating facilities.  In April 2009, the U.S. Supreme Court affirmed that the EPA could, but was not required to, consider costs and benefits in making the evaluation as to the best technology available for existing generating facilities.  The regulation was remanded back to the EPA for further consideration.  In March 2011, the EPA released its proposed Section 316(b) regulations.  The EPA did not mandate the retrofitting of cooling towers in the proposed regulation, but if finalized the regulation will leave it to the state to determine whether cooling towers should be required on a case by case basis.  A final rule is expected in 2013.  Depending on the final rule and on the Company’s facts and circumstances, capital investments could be in the $40 million range if new infrastructure, such as new cooling water towers, is required.  Costs for compliance with these final regulations would likely qualify as federally mandated regulatory requirements under Indiana Senate Bill 251 referenced above.

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

At this time, the majority of the Company’s ash is being beneficially reused.  However, the alternatives proposed would require modification to or closure of existing ash ponds.  The Company estimates capital expenditures to comply could be as much as

$30 million, and such expenditures could exceed $100 million if the most stringent of the alternatives is selected.  Annual compliance costs could increase slightly or be impacted by as much as $5 million.  Costs for compliance with these regulations would likely qualify as federally mandated regulatory requirements and be recovered under Senate Bill 251 referenced above.

Climate Change
In April 2007, the US Supreme Court determined that greenhouse gases meet the definition of "air pollutant" under the Clean Air Act and ordered the EPA to determine whether greenhouse gas emissions from motor vehicles cause or contribute to air pollution that may reasonably be anticipated to endanger public health or welfare.  In April 2009, the EPA published its proposed endangerment finding for public comment.  The proposed endangerment finding concludes that carbon emissions from mobile sources pose an endangerment to public health and the environment.  The endangerment finding was finalized in December 2009, and is the first step toward EPA regulating carbon emissions through the existing Clean Air Act in the absence of specific carbon legislation from Congress.  The EPA has promulgated two greenhouse gas regulations that apply to the Company’s generating facilities.  In 2009, the EPA finalized a mandatory greenhouse gas emissions registry which requires the reporting of emissions.  The EPA has also finalized a revision to the Prevention of Significant Deterioration (PSD) and Title V permitting rules which would require facilities that emit 75,000 tons or more of greenhouse gases a year to obtain a PSD permit for new construction or a significant modification of an existing facility.  EPA's PSD and Title V permitting rules for GHG's were recently upheld by the US Court of Appeals for the District of Columbia. In April 2012, the EPA issued its proposed new source performance standards for greenhouse gases applicable to new construction.  This proposed rule does not apply to existing sources, such as Vectren’s generating facilities.  The EPA has not indicated when it intends to propose standards for existing sources.

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

In the Indiana Gas service territory, the existence, location, and certain general characteristics of 26 gas manufacturing and storage sites have been identified for which the Company may have some remedial responsibility.  A remedial investigation/feasibility study (RI/FS) was completed at one of the sites under an agreed order between Indiana Gas and the IDEM, and a Record of Decision was issued by the IDEM in January 2000.  The remaining sites have been submitted to the IDEM's Voluntary Remediation Program (VRP).  The Company has identified its involvement in five manufactured gas plant sites in SIGECO’s service territory, all of which are currently enrolled in the IDEM’s VRP.  The Company is currently conducting some level of remedial activities, including groundwater monitoring at certain sites.

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

The costs the Company expects to incur are estimated by management using assumptions based on actual costs incurred, the timing of expected future payments, and inflation factors, among others.  While the Company’s utilities have recorded all costs which they presently expect to incur in connection with activities at these sites, it is possible that future events may require some level of additional remedial activities which are not presently foreseen and those costs may not be subject to PRP or insurance recovery.  As of June 30, 2012 and December 31, 2011, respectively, approximately $4.7 million and $6.5 million of accrued, but not yet spent, costs are included in Other Liabilities related to both the Indiana Gas and SIGECO sites.

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

Coal Procurement Procedures
Vectren South submitted a request for proposal in April 2011 regarding coal purchases for a four year period beginning in 2012.  After negotiations with bidders, Vectren South reached an agreement in principle for multi-year purchases with two suppliers, one of which is Vectren Fuels, Inc.  Consistent with the IURC direction in the electric rate case, a sub docket proceeding was established to review the Company’s prospective coal procurement procedures, and the Company submitted evidence related to its recent request for proposal (RFP) and those coal procurement procedures to the IURC in September 2011.  In March 2012, the IURC issued its order in the sub docket.  The order concluded that Vectren South’s 2011 RFP process resulted in prices at the lowest fuel cost reasonably possible.  The IURC will continue to regularly monitor Vectren South’s procurement process in future fuel adjustment proceedings.

Vectren South Electric Fuel Cost Reduction
In the spring of 2011, Vectren South secured contracts for lower coal costs through a formal bidding process. This lower-priced contract coal started being delivered to Vectren’s power plants during 2012. On December 5, 2011 within the quarterly FAC filing, Vectren South submitted a joint proposal with the OUCC to reduce its fuel costs by accelerating into 2012 the impact of lower cost coal under new term contracts effective after 2012. The cost difference will be deferred to a regulatory asset and recovered over a six-year period without interest beginning in 2014.  The IURC approved this proposal on January 25, 2012, with a positive impact to customer’s rates effective February 1, 2012.  The deferred amount includes a reduction in the value of the coal inventory at December 31, 2011 of approximately $17.7 million to reflect existing coal inventory at the new, lower price.  Deferrals related to coal purchases in 2012 have totaled approximately $22.4 million, bringing the total deferred balance as of June 30, 2012 to $40.1 million. In addition to coal purchased under these contracts, Vectren South has also recently contracted with Vectren Fuels, Inc. to purchase lower priced spot coal. This spot purchase was found to be reasonable in a recent FAC order.

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

On August 31, 2011 the IURC issued an order approving an initial three year DSM plan in the Vectren South service territory that complies with the IURC’s energy saving targets.  Consistent with the Company’s proposal, the order approved, among other items, the following: 1) recovery of costs associated with implementing the DSM Plan; 2) the recovery of a performance incentive mechanism based on measured savings related to certain DSM programs; 3) lost margin recovery associated with the implementation of DSM programs for large customers; and 4) deferral of lost margin up to $1 million in 2011 associated with small customer DSM programs for subsequent recovery under a tracking mechanism to be proposed by the Company.  On June 20, 2012, the IURC issued an order approving a small customer lost margin recovery mechanism, inclusive of all previous deferrals. This mechanism is an alternative to the electric decoupling proposal that was denied by the IURC in the Company's last base rate proceeding discussed earlier.

Vectren South Electric Dense Pack Filing
On September 14, 2011, Vectren South filed a petition with the IURC seeking recovery of and return on the capital investment in dense pack technology to improve the efficiency of its A.B. Brown Generating Station.  This investment is expected to be approximately $32 million over the next two years, of which approximately $25.8 million has been invested to date.  This technology is expected to allow the A.B. Brown units to run at least 5 percent more efficient, thereby burning less fuel, and reducing fuel costs and emissions of pollutants.  In the Company’s base rate order issued in April 2011, the IURC authorized deferred accounting treatment associated with this investment. As a result of a subsequent filing by the Company seeking a current recovery mechanism in lieu of the deferred accounting treatment, the IURC issued an order on July 11, 2012, denying the Company's request for a current recovery mechanism stating that dense pack technology does not qualify as advanced technology under the statute. Although the Company believes that the investment does meet the requirements of the statute that would have allowed for timely recovery, it does not plan to appeal the decision and will employ the deferred accounting treatment ordered in the Company's last base rate order discussed earlier.

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

14.	Fair Value Measurements

The carrying values and estimated fair values using primarily Level 2 assumptions of the Company's other financial instruments follow:

	June 30, 2012		December 31, 2011
(In millions)	Carrying Amount	Est. Fair Value	Carrying Amount	Est. Fair Value
Long-term debt	$1,585.5	$1,812.3	$1,622.3	$1,804.4
Short-term borrowings	261.2	261.2	227.1	227.1
Cash & cash equivalents	5.6	5.6	8.6	8.6

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

Because of the customized nature of notes receivable investments and lack of a readily available market, it is not practical to estimate the fair value of these financial instruments at specific dates without considerable effort and cost.  At June 30, 2012 and December 31, 2011, the fair value for these financial instruments was not estimated.  The carrying value of notes receivable, inclusive of any accrued interest and net of impairment reserves, was approximately $2.1 million at June 30, 2012 and December 31, 2011, and is reflected in Other Nonutility Investments in the Consolidated Condensed Balance Sheets.

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

Corporate and Other includes unallocated corporate expenses such as advertising and charitable contributions, among other activities, that benefit the Company’s other operations.  Net income is the measure of profitability used by management for all operations.  Information related to the Company’s reportable segments is summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2012	2011	2012	2011
Revenues
Utility Group
Gas Utility Services	$116.0	$134.0	$408.3	$490.7
Electric Utility Services	149.3	159.3	288.7	305.7
Other Operations	10.0	10.9	19.9	21.9
Eliminations	(9.5)	(10.4)	(19.0)	(20.9)
Total Utility Group	265.8	293.8	697.9	797.4
Nonutility Group
Infrastructure Services	149.5	94.6	267.0	141.8
Energy Services	29.2	39.4	51.4	63.0
Coal Mining	59.8	70.8	118.3	140.2
Energy Marketing	—	20.9	—	94.9
Other Businesses	0.2	—	0.3	—
Total Nonutility Group	238.7	225.7	437.0	439.9
Eliminations	(33.9)	(43.7)	(59.7)	(78.9)
Consolidated Revenues	$470.6	$475.8	$1,075.2	$1,158.4
Profitability Measure - Net Income
Utility Group
Gas Utility Services	$1.3	$2.1	$38.8	$38.3
Electric Utility Services	17.2	13.6	32.8	22.3
Other Operations	1.6	0.6	4.5	4.3
Utility Group Net Income	20.1	16.3	76.1	64.9
Nonutility Group Net Income (Loss)
Infrastructure Services	8.4	2.1	11.4	(0.8)
Energy Services	—	0.7	(1.7)	(0.7)
Coal Mining	2.5	8.5	2.2	10.1
Energy Marketing	(5.2)	(11.7)	(11.1)	(12.1)
Other Businesses	—	(0.4)	0.1	(0.7)
Nonutility Group Net Income (Loss)	5.7	(0.8)	0.9	(4.2)
Corporate & Other Group Net Income (Loss)	(0.2)	(0.4)	(0.1)	(1.0)
Consolidated Net Income	$25.6	$15.1	$76.9	$59.7

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

Indiana Gas provides energy delivery services to approximately 567,000 natural gas customers located in central and southern Indiana.  SIGECO provides energy delivery services to approximately 142,000 electric customers and approximately 110,000 gas customers located near Evansville in southwestern Indiana.  SIGECO also owns and operates electric generation assets to serve its electric customers and optimizes those assets in the wholesale power market.  Indiana Gas and SIGECO generally do business as Vectren Energy Delivery of Indiana.  VEDO provides energy delivery services to approximately 312,000 natural gas customers located near Dayton in west central Ohio.

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

Net income and earnings per share, in total and by group, for the three and six months ended June 30, 2012 and 2011 follow:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share data)	2012	2011	2012	2011
Net income (loss)	$25.6	$15.1	$76.9	$59.7
Attributed to:
Utility Group	20.1	16.3	76.1	64.9
Nonutility Group	5.7	(0.8)	0.9	(4.2)
Corporate & other	(0.2)	(0.4)	(0.1)	(1.0)
Basic EPS	$0.31	$0.19	$0.94	$0.73
Attributed to:
Utility Group	0.24	0.20	0.93	0.79
Nonutility Group	0.07	(0.01)	0.01	(0.05)
Corporate & other	—	—	—	(0.01)

Utility Group
In the second quarter of 2012, the Utility Group earnings were $20.1 million compared to $16.3 million in 2011. In the six months ended June 30, 2012, the Utility Group earned $76.1 million, compared to the $64.9 million in 2011. Increased year-over-year results reflect the impacts of new electric base rates implemented on May 3, 2011 and lower interest expense as a result of refinancing activity in the last quarter of 2011 and first quarter of 2012.

Gas Utility Services
During the second quarter of 2012, Gas Utility earnings were $1.3 million compared to earnings of $2.1 million in the second quarter of 2011. In the six months ended June 30, 2012, gas utility operations earned $38.8 million, compared to earnings of $38.3 million in 2011. Results in 2012 have been impacted by lower interest expense due to the recent refinancing activity, offset by higher depreciation and lower margins due primarily to lower gas costs with some impact from warmer winter weather.

Electric Utility Services
During the second quarter of 2012, Electric Utility earnings were $17.2 million compared to $13.6 million in the second quarter of 2011. Electric operations earned $32.8 million year to date in 2012, compared to earnings of $22.3 million for the six months ended June 30, 2011. Improved results in 2012 reflect increased electric margin, primarily from base rate changes, and lower operating and interest costs.

Other Utility Operations
In the second quarter of 2012, earnings from Other Utility operations were $1.6 million compared to $0.6 million in 2011. In the six months ended June 30, 2012, earnings from these operations were $4.5 million compared to $4.3 million in 2011. The second quarter of 2011 includes a $1.4 million unfavorable tax adjustment.

Nonutility Group
During the 2012 second quarter, earnings from Nonutility operations were $5.7 million compared to a loss of $0.8 million in 2011. In the first half of 2012, the Nonutility Group earned $0.9 million, which compares to a net loss of $4.2 million in 2011. Infrastructure Services results increased $6.3 million quarter over quarter and $12.2 million year to date compared to the prior year periods. These increases are reflective of increased demand for services. In the second quarter and the 2012 year to date period, ProLiance's losses have been reduced by $4.0 million and $5.6 million, respectively. However, Coal Mining results are lower in the quarter by $6.0 million and $7.9 million year to date; and Energy Services results have decreased by $1.0 million year to date.

Retail energy marketer Vectren Source, which was sold on December 31, 2011, operated at a seasonal loss of $2.5 million during the second quarter of 2011. Year to date in 2011, earnings from Vectren Source were $4.6 million and $2.8 million for the full year.

Dividends

Dividends declared for the three months ended June 30, 2012, were $0.350 per share compared to $0.345 per share for the same period in 2011. Dividends declared for the six months ended June 30, 2012, were $0.70 per share compared to $0.69 per share for the same period in 2011.

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

Results of Operations of the Utility Group

The Utility Group is comprised of Utility Holdings’ operations and consists of the Company’s regulated operations and other operations that provide information technology and other support services to those regulated operations.  Regulated operations consist of a natural gas distribution business that provides natural gas distribution and transportation services to nearly two-thirds of Indiana and to west central Ohio and an electric transmission and distribution business, which provides electric distribution services to southwestern Indiana, and the Company’s power generating and wholesale power operations.  In total, these regulated operations supply natural gas and/or electricity to over one million customers. Utility Group operating results before certain intersegment eliminations and reclassifications for the three and six months ended June 30, 2012 and 2011, follow:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share data)	2012	2011	2012	2011
OPERATING REVENUES
Gas utility	$116.0	$134.0	$408.3	$490.7
Electric utility	149.3	159.3	288.7	305.7
Other	0.5	0.5	0.9	1.0
Total operating revenues	265.8	293.8	697.9	797.4
OPERATING EXPENSES
Cost of gas sold	31.8	48.8	168.9	243.9
Cost of fuel & purchased power	47.0	60.3	91.7	119.8
Other operating	77.8	78.2	157.7	165.1
Depreciation & amortization	47.8	47.9	96.4	96.1
Taxes other than income taxes	11.6	11.1	27.5	29.1
Total operating expenses	216.0	246.3	542.2	654.0
OPERATING INCOME	49.8	47.5	155.7	143.4
OTHER INCOME - NET	0.7	2.2	2.9	3.9
INTEREST EXPENSE	18.0	20.4	35.7	40.8
INCOME BEFORE INCOME TAXES	32.5	29.3	122.9	106.5
INCOME TAXES	12.4	13.0	46.8	41.6
NET INCOME	$20.1	$16.3	$76.1	$64.9

CONTRIBUTION TO VECTREN BASIC EPS	$0.24	$0.20	$0.93	$0.79

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

Gas Utility Margin (Gas utility revenues less Cost of gas sold)
Gas Utility margin and throughput by customer type follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2012	2011	2012	2011
Gas utility revenues	$116.0	$134.0	$408.3	$490.7
Cost of gas sold	31.8	48.8	168.9	243.9
Total gas utility margin	$84.2	$85.2	$239.4	$246.8
Margin attributed to:
Residential & commercial customers	$69.5	$70.3	$204.6	$210.0
Industrial customers	12.4	11.9	28.9	29.5
Other	2.3	3.0	5.9	7.3
Total gas utility margin	$84.2	$85.2	$239.4	$246.8
Sold & transported volumes in MMDth attributed to:
Residential & commercial customers	10.2	11.7	51.0	64.5
Industrial customers	24.3	21.1	52.1	49.9
Total sold & transported volumes	34.5	32.8	103.1	114.4

Gas Utility margins were $84.2 million and $239.4 million for the for the three and six months ended June 30, 2012, and compared to 2011 decreased $1.0 million quarter over quarter and $7.4 million year to date. The impact of low natural gas prices and mild weather on revenue taxes, late and reconnect fees, and volumetric pass through costs decreased gas utility margin $2.1 million quarter over quarter and $7.4 million year to date.  Returns generated on investments in bare steel/ cast iron and distribution riser replacement in Ohio increased margins $0.6 million in the quarter and $1.3 million year to date in 2012 compared to the prior year. With rate designs that substantially limit the impact of weather on margin, temperatures that were 71 percent of normal in Indiana and 82 percent of normal in Ohio during the peak winter heating season had a significant impact on volumes sold, but only a slightly negative impact on margin, reducing margin $0.7 million year over year.

Electric Utility Margin (Electric utility revenues less Cost of fuel & purchased power)
Electric Utility margin and volumes sold by customer type follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2012	2011	2012	2011
Electric utility revenues	$149.3	$159.3	$288.7	$305.7
Cost of fuel & purchased power	47.0	60.3	91.7	119.8
Total electric utility margin	$102.3	$99.0	$197.0	$185.9
Margin attributed to:
Residential & commercial customers	$65.7	$63.0	$124.4	$117.0
Industrial customers	26.8	25.5	52.1	48.9
Other customers	1.9	1.6	3.7	3.5
Subtotal: retail	$94.4	$90.1	$180.2	$169.4
Wholesale power & transmission system margin	7.9	8.9	16.8	16.5
Total electric utility margin	$102.3	$99.0	$197.0	$185.9
Electric volumes sold in GWh attributed to:
Residential & commercial customers	693.3	677.9	1,324.4	1,359.5
Industrial customers	713.4	680.9	1,395.1	1,342.8
Other customers	4.8	4.8	10.7	10.7
Total retail volumes sold	1,411.5	1,363.6	2,730.2	2,713.0

Retail
Electric retail utility margins were $94.4 million and $180.2 million for the three and six months ended June 30, 2012, and compared to 2011 increased by $4.3 million in the quarter and $10.8 million year to date.  Margin across all customer classes increased by $2.4 million in the quarter and $10.0 million year to date from new base rates effective May 3, 2011.  Large customer margin increased $1.2 in the quarter and $1.9 million year to date on increasing volumes.  Quarter over quarter weather impacts increased margin by an estimated $1.6 million and year over year decreased margin by an estimated $1.8 million.

Electric results, which are not protected by weather mechanisms, were positively impacted in the second quarter of 2012. Such impacts have offset first quarter negative impacts. On a year to date basis, the impact of weather is essentially flat compared to normal temperatures. In the second quarter of 2012, cooling temperatures were 146 percent of normal; this compares to the second quarter of last year when cooling temperatures were 124 percent of normal. In the second quarter of 2012, the increase in electric margin attributable to warmer than normal temperatures was $3.3 million. In 2012, winter heating weather was 29 percent warmer than normal.

Since the most recent rate case effective May 3, 2011, cooling weather has been in excess of normal temperatures which has positively impacted electric retail sales and operating results. Indiana statute has a statutory mechanism that can limit a utility's rolling twelve month net operating income to that authorized in its last general rate order, as adjusted for previous net operating income levels that were below authorized levels. This earnings test limit mechanism has not resulted in material refunds in past periods. However, should weather or other factors continue to increase net operating income in future periods, the full benefit of those favorable impacts on the Company's electric utility may be limited by the statutory earnings test.

Margin from Wholesale Electric Activities
Periodically, generation capacity is in excess of native load.  The Company markets and sells this unutilized generating and transmission capacity to optimize the return on its owned assets.  Substantially all off-system sales occur into the MISO Day Ahead and Real Time markets.

Further detail of Wholesale activity follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2012	2011	2012	2011
Off-system sales	$0.7	$2.4	$3.7	$4.4
Transmission system sales	7.2	6.5	13.1	12.1
Total wholesale margin	$7.9	$8.9	$16.8	$16.5

The Company earns a return on electric transmission projects constructed by the Company in its service territory that meet the criteria of MISO’s regional transmission expansion plans.  Margin associated with these projects, including the reconciliation of recovery mechanisms, and other transmission system operations, totaled $13.1 million during the six months ended June 30, 2012, compared to $12.1 million for the same period in 2011.  During the 2012 second quarter earnings were $7.2 million compared to $6.5 million in the prior year second quarter. The increases in these transmission system revenue is principally due to the increased investment in qualifying projects.

One such project currently under construction meeting these expansion plan criteria is an interstate 345 Kv transmission line that will connect Vectren’s A.B. Brown Generating Station to a station in Indiana owned by Duke Energy to the north and to a station in Kentucky owned by Big Rivers Electric Corporation to the south.  During the construction of these transmission assets and while these assets are in service, SIGECO will recover an approximate 10 percent return, inclusive of the FERC approved equity rate of return of 12.38 percent, on capital investments through a rider mechanism which is projected annually and reconciled the following year based on actual results.  Of the total investment, which is expected to approximate $110 million, the Company has invested approximately $92.6 million as of June 30, 2012.  The north leg of this expansion was placed in service in November 2010, and the south leg of this project is expected to be operational later in 2012.

For the six months ended June 30, 2012, margin from off-system sales was $3.7 million, compared to $4.4 million for the six months ended June 30, 2011. The base rate changes implemented in May 2011 require that wholesale margin from off-system sales earned above or below $7.5 million be shared equally with customers.  This compares to a $10.5 million sharing threshold established in 2007.  The year to date period reflects lower volumes sold, offset by the impacts of sharing which increased margin $0.6 million. Off-system sales totaled 124.7 GWh and 326.9 GWh during the six months ended June 30, 2012 and 2011, respectively, reflecting reduced opportunities in 2012 due to unfavorable weather conditions when excess generation is more prevalent and the low cost of natural gas. In the second quarter of 2012 margin from off system sales was $0.7 million compared to $2.4 million in 2011, with the decrease being primarily related to the timing of sharing recognition.

Utility Group Operating Expenses

Other Operating
For the six months ended June 30, 2012, other operating expenses were $157.7 million, a decrease of $7.4 million, compared to 2011.  The decrease results primarily from $3.4 million in lower uncollectible accounts expense driven by lower gas prices increasing customer’s ability to pay and $4.6 million lower power supply operating costs reflecting lower outage costs.  The remaining decrease is primarily attributable to lower pass through operating costs that are offset with lower Gas Utility margin. Quarter over quarter operating expenses decreased $0.4 million driven primarily by the lower outage costs.

Depreciation & Amortization
For the six months ended June 30, 2012, depreciation and amortization expense was $96.4 million, which represents an increase of $0.3 million compared to 2011.  Both the year to date and quarter over quarter periods reflect increased plant placed into service, offset by lower amortization of certain deferred costs pursuant to the May 2011 electric base rate order.  Such decreased amortizations in 2012 were $1.3 million year to date and $0.3 million in the quarter.

Taxes Other Than Income Taxes
Year to date in 2012, taxes other than income taxes were $27.5 million and in the quarter were $11.6 million. The year to date decrease of $1.6 million compared to the prior year was primarily due to lower usage taxes associated with lower gas and fuel costs. These expenses are offset dollar-for-dollar with lower gas utility and electric utility revenues.

Other Income-Net
Other income-net reflects income of $2.9 million year to date in 2012 and $0.7 million for the second quarter. Decreases compared to the prior year periods are primarily due to lower earnings on assets that fund benefit plans and the quarter was also impacted by reduced AFUDC on lower overall borrowing rates.

Interest Expense
Interest expense was $35.7 million for the six months ended June 30, 2012. Interest expense decreased $5.1 million year over year and $2.4 million in the quarter compared to 2011. The lower expense both year to date and in the quarter reflects fourth quarter of 2011 refinancing activity in which $250 million of long-term debt with a 6.625 percent interest rate matured and was replaced with $150 million of new long-term debt with an average interest rate of 5.12 percent and $100 million of short-term borrowings.  During the fourth quarter of 2011, the Company also called $96.2 million of long-term debt at a rate of 5.95 percent and replaced that issuance in February 2012 with new debt at a rate of 5.0 percent.

Income Taxes
In the six months ended June 30, 2012, federal and state income taxes were $46.8 million, an increase of $5.2 million compared to the prior year.  In the quarter federal and state taxes decreased $0.6 million. The year to date increase is primarily due to higher pre-tax income. The second quarter of 2011 included a one-time, unfavorable tax adjustment of $1.4 million.

Legislative Matters

Pipeline Safety Law
On January 3, 2012 the Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011 was signed into law.  This new law, which reauthorizes federal pipeline safety programs through fiscal year 2015, provides for enhanced safety, reliability and environmental protection in the transportation of energy products by pipeline. The new law increases federal enforcement authority, grants the federal government expanded authority over pipeline safety, provides for new safety regulations and standards, and authorizes or requires the completion of several pipeline safety-related studies.  The DOT is required to promulgate a number of new regulatory requirements.  Those regulations may eventually lead to further regulatory or statutory requirements.

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

The law applies to both gas and electric utility operations and provides a framework to recover 80 percent of federally mandated operating costs and capital investments through a periodic rate adjustment mechanism outside of a general rate case.  Such costs include depreciation, operating and other costs.  Construction costs receive a return on investment. The remaining 20 percent of those costs and capital investments are to be deferred for recovery in the utility’s next general rate case.  The Company is currently evaluating the impact this law may have on its operations, including applicability to expenditures associated with the integrity, safety, and reliable operation of natural gas pipelines and facilities; ash disposal; water regulations; and air pollution control, including greenhouse gas emissions, among other federally mandated projects and potential projects.

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

In an effort to address the Court’s finding that CAIR did not adequately ensure attainment of pollutants in certain downwind states due to unlimited trading of SO2 and NOx allowances, CSPAR reduces the ability of facilities to meet emission reduction targets through allowance trading.  Like CAIR, CSPAR sets individual state caps for SO2 and NOx emissions.  However, unlike CAIR in which states allocated allowances to generating units through state implementation plans, CSPAR allowances were allocated to individual units directly through the federal rule.  As finalized, CSAPR requires a 71 percent reduction of SO2 emissions compared to 2005 national levels and a 52 percent reduction of NOx emissions compared to 2005 national levels and that such reductions are to be achieved with initial step reductions beginning January 1, 2012, with final compliance to be achieved in 2014.  Multiple administrative and judicial challenges were filed, including requests to stay CSPAR’s implementation. On December 30, 2011, the Court granted a stay of CSPAR and ordered expedited briefing. Briefing is completed and oral arguments were held in April. A final ruling is expected later this year.

Mercury and Air Toxics (MATS) Rule
On December 21, 2011, the EPA finalized the Utility MATS Rule.  The MATS Rule is the EPA’s response to the US Court of Appeals for the District of Columbia vacating the Clean Air Mercury Rule (CAMR) in 2008.  CAMR was originally established in 2005 as a nation-wide mercury emission allowance cap and trade system which sought to reduce utility emissions of mercury starting in 2010.

The MATS Rule sets emission limits for hazardous air pollutants for existing and new coal-fired power plants and identifies the following broad categories of hazardous air pollutants:  mercury, non-mercury hazardous air pollutants (primarily arsenic, chromium, cobalt, and selenium) and acid gases (hydrogen cyanide, hydrogen chloride, and hydrogen fluoride).  The rule imposes mercury emission limits for two sub-categories of coal, and proposed surrogate limits for non-mercury and acid gas hazardous air pollutants. The EPA did not grant blanket compliance extensions, but asserted that states have broad authority to grant one year extensions for individual units where potential reliability impacts have been demonstrated.  Reductions are to be achieved within three years of publication of the final rule in the Federal register (April 2015).  Initiatives to suspend CSPAR’s implementation by the Congress also apply to the implementation of the MATS rule.  Multiple judicial challenges were filed and briefing is proceeding. The EPA also recently announced it will reconsider MATS requirements for new construction. Such requirements are more stringent than those for existing plants. Utilities planning new coal-fired generation had argued standards outlined in the MATS could not be attained even using the best available control technology.

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

Utilization of the Company’s NOx and SO2  allowances can be impacted as regulations are revised and implemented.  Most of these allowances were granted to the Company at zero cost; therefore, any reduction in carrying value that could result from future changes in regulations would be immaterial.

The Company is currently reviewing the sufficiency of its existing pollution control equipment in relation to the requirements described in CSPAR and the MATS Rule.  Based upon an initial review of the final rules, including minor revisions made to CSPAR in October 2011, the Company believes that it will be able to meet these requirements with its existing suite of pollution control equipment and the anticipated allotment of new emission allowances.  However, it is possible some minor modifications to the control equipment and additional operating expenses could be required.  The Company believes that such additional costs, if necessary, would be recoverable under Indiana Senate Bill 251 referenced above.

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

Water
Section 316(b) of the Clean Water Act requires that generating facilities use the “best technology available” to minimize adverse environmental impacts in a body of water.  More specifically, Section 316(b) is concerned with impingement and entrainment of aquatic species in once-through cooling water intake structures used at electric generating facilities.  In April 2009, the U.S. Supreme Court affirmed that the EPA could, but was not required to, consider costs and benefits in making the evaluation as to the best technology available for existing generating facilities.  The regulation was remanded back to the EPA for further consideration.  In March 2011, the EPA released its proposed Section 316(b) regulations.  The EPA did not mandate the retrofitting of cooling towers in the proposed regulation, but if finalized the regulation will leave it to the state to determine whether cooling towers should be required on a case by case basis.  A final rule is expected in 2013.  Depending on the final rule and on the Company’s facts and circumstances, capital investments could be in the $40 million range if new infrastructure, such as new cooling water towers, is required.  Costs for compliance with these final regulations would likely qualify as federally mandated regulatory requirements under Indiana Senate Bill 251 referenced above.

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

At this time, the majority of the Company’s ash is being beneficially reused.  However, the alternatives proposed would require modification to or closure of existing ash ponds.  The Company estimates capital expenditures to comply could be as much as $30 million, and such expenditures could exceed $100 million if the most stringent of the alternatives is selected.  Annual compliance costs could increase slightly or be impacted by as much as $5 million.  Costs for compliance with these regulations would likely qualify as federally mandated regulatory requirements and be recovered under Senate Bill 251 referenced above.

Climate Change
In April 2007, the US Supreme Court determined that greenhouse gases meet the definition of "air pollutant" under the Clean Air Act and ordered the EPA to determine whether greenhouse gas emissions from motor vehicles cause or contribute to air pollution that may reasonably be anticipated to endanger public health or welfare.  In April 2009, the EPA published its proposed endangerment finding for public comment.  The proposed endangerment finding concludes that carbon emissions from mobile sources pose an endangerment to public health and the environment.  The endangerment finding was finalized in December 2009, and is the first step toward EPA regulating carbon emissions through the existing Clean Air Act in the absence of specific carbon legislation from Congress.  The EPA has promulgated two greenhouse gas regulations that apply to the Company’s generating facilities.  In 2009, the EPA finalized a mandatory greenhouse gas emissions registry which requires the reporting of emissions.  The EPA has also finalized a revision to the Prevention of Significant Deterioration (PSD) and Title V permitting rules which would require facilities that emit 75,000 tons or more of greenhouse gases a year to obtain a PSD permit for new construction or a significant modification of an existing facility.  EPA's PSD and Title V permitting rules for GHG's were recently upheld by the US Court of Appeals for the District of Columbia. In April 2012, the EPA issued its proposed new source performance standards for greenhouse gases applicable to new construction.  This proposed rule does not apply to existing sources, such as Vectren’s generating facilities.  The EPA has not indicated when it intends to propose standards for existing sources.

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

In the Indiana Gas service territory, the existence, location, and certain general characteristics of 26 gas manufacturing and storage sites have been identified for which the Company may have some remedial responsibility.  A remedial investigation/feasibility study (RI/FS) was completed at one of the sites under an agreed order between Indiana Gas and the IDEM, and a Record of Decision was issued by the IDEM in January 2000.  The remaining sites have been submitted to the IDEM's Voluntary Remediation Program (VRP).  The Company has identified its involvement in five manufactured gas plant sites in SIGECO’s service territory, all of which are currently enrolled in the IDEM’s VRP.  The Company is currently conducting some level of remedial activities, including groundwater monitoring at certain sites.

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

The costs the Company expects to incur are estimated by management using assumptions based on actual costs incurred, the timing of expected future payments, and inflation factors, among others.  While the Company’s utilities have recorded all costs which they presently expect to incur in connection with activities at these sites, it is possible that future events may require some level of additional remedial activities which are not presently foreseen and those costs may not be subject to PRP or insurance recovery.  As of June 30, 2012 and December 31, 2011, respectively, approximately $4.7 million and $6.5 million of accrued, but not yet spent, costs are included in Other Liabilities related to both the Indiana Gas and SIGECO sites.

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

Coal Procurement Procedures
Vectren South submitted a request for proposal in April 2011 regarding coal purchases for a four year period beginning in 2012.  After negotiations with bidders, Vectren South reached an agreement in principle for multi-year purchases with two suppliers, one of which is Vectren Fuels, Inc.  Consistent with the IURC direction in the electric rate case, a sub docket proceeding was established to review the Company’s prospective coal procurement procedures, and the Company submitted evidence related to its recent request for proposal (RFP) and those coal procurement procedures to the IURC in September 2011.  In March 2012, the IURC issued its order in the sub docket.  The order concluded that Vectren South’s 2011 RFP process resulted in prices at the lowest fuel cost reasonably possible.  The IURC will continue to regularly monitor Vectren South’s procurement process in future fuel adjustment proceedings.

Vectren South Electric Fuel Cost Reduction
In the spring of 2011, Vectren South secured contracts for lower coal costs through a formal bidding process. This lower-priced contract coal started being delivered to Vectren’s power plants during 2012. On December 5, 2011 within the quarterly FAC filing, Vectren South submitted a joint proposal with the OUCC to reduce its fuel costs by accelerating into 2012 the impact of lower cost coal under new term contracts effective after 2012. The cost difference will be deferred to a regulatory asset and recovered over a six-year period without interest beginning in 2014.  The IURC approved this proposal on January 25, 2012, with a positive impact to customer’s rates effective February 1, 2012.  The deferred amount includes a reduction in the value of the coal inventory at December 31, 2011 of approximately $17.7 million to reflect existing coal inventory at the new, lower price.  Deferrals related to coal purchases in 2012 have totaled approximately $22.4 million, bringing the total deferred balance as of June 30, 2012 to $40.1 million. In addition to coal purchased under these contracts, Vectren South has also recently contracted with Vectren Fuels, Inc. to purchase lower priced spot coal. This spot purchase was found to be reasonable in a recent FAC order.

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

On August 31, 2011 the IURC issued an order approving an initial three year DSM plan in the Vectren South service territory that complies with the IURC’s energy saving targets.  Consistent with the Company’s proposal, the order approved, among other items, the following: 1) recovery of costs associated with implementing the DSM Plan; 2) the recovery of a performance incentive mechanism based on measured savings related to certain DSM programs; 3) lost margin recovery associated with the implementation of DSM programs for large customers; and 4) deferral of lost margin up to $1 million in 2011 associated with small customer DSM programs for subsequent recovery under a tracking mechanism to be proposed by the Company.  On June 20, 2012, the IURC issued an order approving a small customer lost margin recovery mechanism, inclusive of all previous deferrals. This mechanism is an alternative to the electric decoupling proposal that was denied by the IURC in the Company's last base rate proceeding discussed earlier.

Vectren South Electric Dense Pack Filing
On September 14, 2011, Vectren South filed a petition with the IURC seeking recovery of and return on the capital investment in dense pack technology to improve the efficiency of its A.B. Brown Generating Station.  This investment is expected to be approximately $32 million over the next two years, of which approximately $25.8 million has been invested to date.  This technology is expected to allow the A.B. Brown units to run at least 5 percent more efficient, thereby burning less fuel, and reducing fuel costs and emissions of pollutants.  In the Company’s base rate order issued in April 2011, the IURC authorized deferred accounting treatment associated with this investment. As a result of a subsequent filing by the Company seeking a current recovery mechanism in lieu of the deferred accounting treatment, the IURC issued an order on July 11, 2012, denying the Company's request for a current recovery mechanism stating that dense pack technology does not qualify as advanced technology under the statute. Although the Company believes that the investment does meet the requirements of the statute that would have allowed for timely recovery, it does not plan to appeal the decision and will employ the deferred accounting treatment ordered in the Company's last base rate order discussed earlier.

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

Results of Operations of the Nonutility Group

The Nonutility Group operates in four primary business areas: Infrastructure Services, Energy Services, Coal Mining, and Energy Marketing.  Infrastructure Services provides underground construction and repair.  Energy Services provides performance contracting and renewable energy services.  Coal Mining mines and sells coal.  Energy Marketing markets and supplies natural gas and provides energy management services.  There are also other legacy businesses that have invested in energy-related opportunities and services, real estate, and leveraged leases, among other investments.  The Nonutility Group supports the Company’s regulated utilities pursuant to service contracts by providing natural gas supply services, coal, and infrastructure services.  Nonutility Group earnings for the three and six months ended June 30, 2012 and 2011 follow:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share amounts)	2012	2011	2012	2011
NET INCOME (LOSS)	$5.7	$(0.8)	$0.9	$(4.2)
CONTRIBUTION TO VECTREN BASIC EPS	$0.07	$(0.01)	$0.01	$(0.05)
NET INCOME (LOSS) ATTRIBUTED TO:
Infrastructure Services	$8.4	$2.1	$11.4	$(0.8)
Energy Services	—	0.7	(1.7)	(0.7)
Coal Mining	2.5	8.5	2.2	10.1
Energy Marketing
Vectren Source	—	(2.5)	—	4.6
ProLiance	(5.2)	(9.2)	(11.1)	(16.7)
Other Businesses	—	(0.4)	0.1	(0.7)

Infrastructure Services

Infrastructure Services provides underground construction and repair services through Miller Pipeline (Miller) and Minnesota Limited, which was acquired on March 31, 2011.  Inclusive of holding company costs, earnings from Infrastructure Services' operations for the second quarter of 2012, were $8.4 million compared to $2.1 million in the prior year's second quarter.  During the six months ended June 30, 2012, earnings were $11.4 million, compared to a loss of $0.8 million year to date in 2011. Both the quarter and year to date increases in earnings reflect increased demand across all infrastructure business areas and the warm, dry weather that has resulted in favorable construction conditions throughout the entire first half of 2012.  Revenues year to date in 2012 were $267 million. These operations had year to date revenues in 2011 of $163 million, including $21 million from Minnesota Limited prior to its acquisition on March 31, 2011. While favorable weather may have caused some annual utility capital expenditure budgets to be advanced earlier in the year, construction activity generally is expected to remain strong in 2012 and beyond as utilities and pipeline operators continue to replace their aging natural gas and oil infrastructure and as the need for shale gas and oil infrastructure becomes more prevalent.

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

Energy Services

Energy Services provides energy performance contracting and renewable energy services through Energy Systems Group, LLC (ESG).  Inclusive of holding company costs, Energy Services operated at break-even during the second quarter of 2012 compared to earnings of $0.7 million in the prior year's second quarter. Energy Services' operations contributed a loss of $1.7 million during the six months ended June 30, 2012, compared to a loss of $0.7 million in 2011.

The lower results in 2012 primarily reflect reduced revenues, which indicates some near term slowing in demand for performance contracting projects due to current budgetary constraints on municipal and state customers. As of June 30, 2012, performance contracting backlog was $99 million compared to $82 million on December 31, 2011, $118 million at December 31, 2010, and $140 million on June 30, 2011.  The national focus on energy conservation, renewable energy, and sustainability is expected to create favorable conditions for long-term growth. ESG placed its first “build and own” anaerobic digester project into service in the first quarter of 2012.  Two additional anaerobic digester projects were recently placed into service. The Company continues to add to its employee base and footprint to position the Company for long-term growth in this sector.

Coal Mining

Coal Mining owns mines that produce and sell coal to the Company’s utility operations and to third parties through its wholly owned subsidiary Vectren Fuels, Inc. (Vectren Fuels).  Coal Mining, inclusive of holding company costs, earned $2.5 million in the second quarter of 2012, compared to earnings of $8.5 million in 2011. Year to date in 2012, Coal Mining earned $2.2 million, compared to earnings of $10.1 million in the prior year.  Results were anticipated to be lower in 2012 due to reduced pricing for customers associated with contracts that had price reopener clauses effective for 2012. However, results in 2012 have also been impacted by lower than expected sales due to the mild winter heating weather. In addition, results were negatively impacted by lower productivity at the Prosperity mine and higher mining costs resulting from a thin coal seam and other unfavorable mining conditions. These increased costs offset very favorable cost per ton results at the Oaktown mine during the periods. The cost environment is very favorable at Oaktown but has been impacted by the demand-driven reduction in production. Coal sales year to date in 2012 were 2.1 million tons compared to 2.5 million tons last year. Through the six months ended June 30, 2012, Coal Mining segment revenues were $118 million, a $22 million decrease compared to 2011. The revenue decrease in the second quarter was $11 million.

Vectren Fuels continues negotiations with a number of customers regarding sales in 2012 and beyond.  Coal sales in 2012 are now estimated at 4.2 million tons, inclusive of expected spot sales of approximately 0.3 million tons. The impact of reduced demand for coal may result in a loss from Coal Mining operations for the year ended December 31, 2012. Changes in market conditions or other circumstances could cause actual results to be materially different from this expectation. The Company is continuing steps to lower production to match the current demand. However, long term, reduced volumes from Central Appalachia due to increased regulation and the large number of scrubbers to be installed throughout the United States, including in the Midwest, should drive strong demand for Illinois Basin coal.

Coal Reserves
As of June 30, 2012, management estimates the Company’s total Illinois Basin coal reserves to be approximately 129 million tons.  Of this amount, approximately 39 million tons are attributable to the second mine that is currently under construction at the Company’s Oaktown mining complex which is scheduled to open later in 2012.  Vectren Fuels continues to assess when to open this mine in relation to current market conditions for this higher quality coal.  Once this mine is in production, Vectren Fuels underground mines are capable of producing about 7.5 million tons of coal per year.

Mine Safety Information
The Company, through Vectren Fuels, owns coal mines and related assets located in Indiana.  The Company has retained independent third party contract mining companies to operate its coal mines.  Five Star Mining LLC ("Five Star") is the contract mining company at the Prosperity underground mine and Black Panther Mining LLC ("Black Panther") is the contract mining company at the Oaktown underground mines.  The contract mining companies are the mine “operator”, as that term is used in both the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.  All employees at the coal mines are hired, supervised, and paid by the contract mining companies.  As the mine operator, the contract mining companies make all regulatory filings required by the MSHA.  In most circumstances, however, the cost of fines and penalties assessed by MSHA are contractually passed through from the contract mining company to Vectren Fuels.  The process of settling such claims can take years in certain circumstances.  During the six months ended June 30, 2012, the Company paid approximately $0.2 million related to assessments issued to the mine operators.

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

More detailed information about the Company’s mines, including safety-related data, can be found at MSHA’s website, www.MSHA.gov.  Prosperity operates under the MSHA identification number 1202249; Oaktown 1 operates under the identification number 1202394; and Oaktown 2’s identification number is 1202418.  Mine safety-related data included on the MSHA website is influenced by the size of the mine, the level of activity at the mine, and the mine inspector’s judgment, among other factors. These factors can impact the comparability of information from mine to mine and time period to time period.  Given incidents at coal mines of other companies, a significant increase in the frequency and scope of MSHA inspections continues.  In addition, both houses of Congress are considering new mine safety legislation.  The Company is currently assessing the impact new laws and regulations may have on its investments.

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

Vectren Energy Marketing and Services, Inc (EMS), a wholly owned subsidiary, holds the Company’s investment in ProLiance.  Within the consolidated entity, EMS is responsible for certain financing costs associated with ProLiance and is also responsible for income taxes and allocated corporate expenses related to the Company’s portion of ProLiance’s results. During the three months ended June 30, 2012 and 2011, EMS’ results related to the Company’s share of ProLiance’s losses, which include financing costs income taxes, and other holding company costs, were a loss of approximately $5.2 million, compared to a loss of $9.2 million in 2011. During the six months June 30, 2012 and 2011, results at EMS related to ProLiance were a loss of approximately $11.1 million, compared to a loss of $16.7 million in 2011. The smaller losses primarily reflect the reduction in demand costs for both storage and transportation contracts, plus better optimization margins due to improved seasonal spreads and higher pipeline utilization rates.

Efforts to lower the cost of pipeline and storage demand costs continue. Through negotiations and by dropping some uneconomical contracts as they expire, pipeline transportation and storage costs have been lowered to approximately $55 million for all of 2012, compared to $73 million in 2011. In addition to these reductions, additional opportunities exist to renegotiate or drop contracts with annual demand costs of $22 million by 2015. The projected annual demand costs in 2013 are $45 million or $10 million lower than 2012. At June 30, 2012, ProLiance had approximately $138 million of members' equity on its balance sheet, no long-term debt outstanding and borrowings of $24 million on its new $120 million short-term credit facility, which became effective in May 2012. Depressed market conditions continue, but the savings in demand costs and some increased seasonal spreads which has allowed ProLiance to lock in margins on 21 BCF of gas for later delivery are expected to continue to reduce ProLiance's annual losses in 2012 compared to 2011. Changes in these market conditions or other circumstances could cause actual results to be materially different from this expectation.

For the three months ended June 30, 2012 and 2011, the amounts recorded to Equity in (losses) of unconsolidated affiliates related to ProLiance’s operations totaled a pre-tax loss of $6.5 million and $12.4 million, respectively. For the six months ended June 30, 2012 and 2011, the amounts recorded to Equity in (losses) of unconsolidated affiliates related to ProLiance’s operations totaled a pre-tax loss of $14.1 million and $23.0 million, respectively.

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

In late 2008, the project at the North site was halted due to subsurface and well-completion problems, resulting in an impairment charge related to the North site being recorded in 2009.  ProLiance’s ability to meet the needs of its customers has not been, nor does it expect it to be, impacted.  Approximately 12 Bcf of the storage at the South site, which comprises three of the four FERC certified caverns, is fully completed and tested.  As a result of the issues encountered at the North site, Liberty requested and the FERC approved the separation of the North site from the South site.  As of June 30, 2012 and December 31, 2011, ProLiance’s investment in Liberty approximated $34.5 million and $35.1 million, respectively.

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

Vectren Source
In the three months ended June 30, 2011, retail energy marketer Vectren Source, which was sold on December 31, 2011, operated at a seasonal loss of $2.5 million. Year to date in 2011 earnings were $4.6 million.  Due to the seasonality of the retail gas marketing business and the mild weather, Vectren Source earned $2.8 million for the full year in 2011.

Other Businesses

Within the Nonutility Group, there are legacy investments involved in energy-related opportunities and services, real estate, leveraged leases, and other ventures.  In the second quarter of 2012, results were break-even compared to a loss of $0.4 million in the second quarter of 2011.  Year to date in 2012, Other Businesses earned $0.1 million compared to loss in 2011 of $0.7 million.

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

Financial Condition

Within Vectren’s consolidated group, Utility Holdings primarily funds the short-term and long-term financing needs of the Utility Group operations, and Vectren Capital Corp (Vectren Capital) funds short-term and long-term financing needs of the Nonutility Group and corporate operations.  Vectren Corporation guarantees Vectren Capital’s debt, but does not guarantee Utility Holdings’ debt.  Vectren Capital’s long-term debt, including current maturities, and short-term obligations outstanding at June 30, 2012 approximated $375 million and $200 million, respectively.  Utility Holdings’ outstanding long-term and short-term borrowing arrangements are jointly and severally guaranteed by Indiana Gas, SIGECO, and VEDO.  Utility Holdings’ long-term debt and short-term obligations outstanding at June 30, 2012 approximated $821 million and $62 million, respectively.  Additionally, prior to Utility Holdings’ formation, Indiana Gas and SIGECO funded their operations separately, and therefore, have long-term debt outstanding funded solely by their operations.  SIGECO will also occasionally issue tax exempt debt to fund qualifying pollution control capital expenditures.  Total Indiana Gas and SIGECO long-term debt outstanding at June 30, 2012, approximated $387 million.

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

The credit ratings of the senior unsecured debt of Utility Holdings and Indiana Gas, at June 30, 2012, are A-/A3 as rated by Standard and Poor's Ratings Services (Standard and Poor’s) and Moody’s Investors Service (Moody’s), respectively.  The credit ratings on SIGECO's secured debt are A/A1.  Utility Holdings’ commercial paper has a credit rating of A-2/P-2.  The current outlook of both Moody’s and Standard and Poor’s is stable.  A security rating is not a recommendation to buy, sell, or hold securities.  The rating is subject to revision or withdrawal at any time, and each rating should be evaluated independently of any other rating.  Standard and Poor’s and Moody’s lowest level investment grade rating is BBB- and Baa3, respectively.

The Company’s consolidated equity capitalization objective is 45-55 percent of long-term capitalization.  This objective may have varied, and will vary, depending on particular business opportunities, capital spending requirements, execution of long-term financing plans, and seasonal factors that affect the Company’s operations.  The Company’s equity component was 48 percent and 47 percent of long-term capitalization at June 30, 2012 and December 31, 2011, respectively.  Long-term capitalization includes long-term debt, including current maturities and debt subject to tender, as well as common shareholders’ equity.

Both long-term and short-term borrowing arrangements contain customary default provisions; restrictions on liens, sale-leaseback transactions, mergers or consolidations, and sales of assets; and restrictions on leverage and interest coverage, among other restrictions.  Multiple debt agreements contain a covenant that the ratio of consolidated total debt to consolidated total capitalization will not exceed 65 percent.  As of June 30, 2012, the Company was in compliance with all debt covenants.

Available Liquidity in Current Credit Conditions

The Company’s A-/A3 investment grade credit ratings have allowed it to access the capital markets as needed.  The Company anticipates funding future capital expenditures and dividends principally through internally generated funds.  Available liquidity has been enhanced by the extension of bonus depreciation legislation.  However, the resources required for capital investment remain uncertain for a variety of factors including pending legislative and regulatory initiatives involving gas pipeline modernization; coal mine safety; and expanded EPA regulations for air, water, and fly ash.  In addition, the Company may expand its businesses through acquisitions and/or joint venture investment.  The timing and amount of such investments depends on a variety of factors, including the availability of acquisition targets and available liquidity.  The Company plans to enhance its liquidity as needed by accessing the capital markets.  The Company may also consider disposing of certain assets, investments, or businesses to enhance or accelerate internally generated cash flow.

Consolidated Short-Term Borrowing Arrangements

At June 30, 2012, the Company has $600 million of short-term borrowing capacity, including $350 million for the Utility Group and $250 million for the wholly owned Nonutility Group and corporate operations.  As reduced by borrowings currently outstanding, approximately $288 million was available for the Utility Group operations and approximately $50 million was available for the wholly owned Nonutility Group and corporate operations.  Both Vectren Capital’s and Utility Holdings’ short-term credit facilities were renewed in November 2011 and are available through September 2016.  These facilities are used to supplement working capital needs and also to fund capital investments and debt redemptions until financed on a long-term basis.  Liquidity was increased by the $100 million Utility Holdings debt issuance in February 2012, the net proceeds of which were used to repay short-term indebtedness.  Nonutility long-term debt totaling $35 million matured on April 25, 2012 and was replaced with short-term borrowings. Additional nonutility long-term debt of $25 million is to mature on December 15, 2012 and in the near term is expected to be replaced with short-term debt.

The Company has historically funded the short-term borrowing needs of Utility Holdings’ operations through the commercial paper market and expects to use the Utility Holdings short-term borrowing facility in instances where the commercial paper market is not efficient.  Following is certain information regarding these short-term borrowing arrangements.

	Utility Group Borrowings		Nonutility Group Borrowings
(In millions)	2012	2011	2012	2011
Six Months Ended June 30
Balance Outstanding	$61.5	$—	$199.7	$144.5
Weighted Average Interest Rate	0.46%	n/a	1.46%	1.96%
Six Months Ended June 30 Average
Balance Outstanding	$72.4	$11.6	$121.4	$89.1
Weighted Average Interest Rate	0.49%	0.39%	1.46%	2.02%
Maximum Month End Balance Outstanding	$214.2	$42.5	$199.7	$144.5

	Utility Group Borrowings		Nonutility Group Borrowings
(In millions)	2012	2011	2012	2011
Quarterly Average - June 30
Balance Outstanding	$61.5	$—	$166.8	$128.1
Weighted Average Interest Rate	0.46%	n/a	1.48%	2.01%
Maximum Month End Balance Outstanding	$214.2	$—	$199.7	$144.5

ProLiance Short-Term Borrowing Arrangements

ProLiance, a nonutility energy marketing affiliate of the Company, has separate borrowing capacity available through a syndicated credit facility.  On May 18, 2012, ProLiance entered into a two year asset based credit facility with a total capacity of $120 million. The level of capacity is also subject to outstanding letters of credit and current inventory and receivable balances. As of June 30, 2012, $24 million in borrowings were outstanding.  The facility is not guaranteed by Vectren or Citizens.

New Share Issues

The Company may periodically issue new common shares to satisfy the dividend reinvestment plan, stock option plan and other employee benefit plan requirements.  New issuances added additional liquidity of $3.6 million in both the six months ended June 30, 2012 and 2011, respectively.

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

Potential Uses of Liquidity

Pension Funding Obligations

Management currently estimates contributing approximately $15 million to qualified pension plans in 2012. Contributions in 2013 and beyond are dependent on a variety of factors, including the Company’s progress toward attaining its long-term goal of being fully funded related to the plans’ accrued benefit obligations and the available sources of cash to fund such additional contributions.  In the six months ended June 30, 2012, contributions to qualified plans totaled $7.3 million.

Corporate Guarantees
The Company issues parent level guarantees to certain vendors and customers of its wholly owned subsidiaries and unconsolidated affiliates.  These guarantees do not represent incremental consolidated obligations; rather, they represent parental guarantees of subsidiary and unconsolidated affiliate obligations in order to allow those subsidiaries and affiliates the flexibility to conduct business without posting other forms of collateral.  At June 30, 2012, parent level guarantees support a maximum of $25 million of ESG’s performance contracting commitments and warranty obligations and $28 million of other project guarantees.  The broader scope of ESG’s performance contracting obligations, including those not guaranteed by the parent company, are described below.  In addition, the parent company has approximately $23 million of other guarantees outstanding supporting other consolidated subsidiary operations, of which $19 million represent letters of credit supporting other nonutility operations.  Guarantees issued and outstanding on behalf of unconsolidated affiliates approximated $3 million at June 30, 2012.  These guarantees relate primarily to arrangements between ProLiance and various natural gas pipeline operators.  The Company has not been called upon to satisfy any obligations pursuant to these parental guarantees and has accrued no significant liabilities related to these guarantees.

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

Specific to ESG, in its role as a general contractor in the performance contracting industry, at June 30, 2012, there are 75 open surety bonds supporting future performance.  The average face amount of these obligations is $4.4 million, and the largest obligation has a face amount of $57.3 million.  The maximum exposure from these obligations is limited by the level of work already completed and guarantees issued to ESG by various subcontractors. At June 30, 2012, approximately 53 percent of work was completed on projects with open surety bonds.  A significant portion of these open surety bonds will be released within one year.  In instances where ESG operates facilities, project guarantees extend over a longer period.  In addition to its performance obligations, ESG also warrants the functionality of certain installed infrastructure generally for one year and the associated energy savings over a specified number of years.  The Company has no significant accruals for these warranty obligations as of June 30, 2012.

Other Letters of Credit

As of June 30, 2012, Utility Holdings has letters of credit outstanding in support of two SIGECO tax exempt adjustable rate first mortgage bonds totaling $41.7 million.  In the unlikely event the letters of credit were called, the Company could settle with the financial institutions supporting these letters of credit with general assets or by drawing from its credit facility that expires in September 2016.  Due to the long-term nature of the credit agreement, such debt is classified as long-term at June 30, 2012.

Planned Capital Expenditures & Investments

Utility capital expenditures are estimated at $125 million for the remainder of 2012.  Nonutility capital expenditures and investments are estimated at $70 million for the remainder of 2012.

Comparison of Historical Sources & Uses of Liquidity

Operating Cash Flow

The Company's primary source of liquidity to fund working capital requirements has been cash generated from operations, which totaled $235.2 million and $269.6 million for the six months ended June 30, 2012 and 2011, respectively.  The reduced cash flow in 2012 is primarily related to working capital changes from Vectren Source, which was sold on December 31, 2011. Lower contributions to pension and postretirement plans in 2012 partially offset the decrease.

Financing Cash Flow

Net cash flow required for financing activities was $57.1 million during the six months ended June 30, 2012 compared to requirements of $29.4 million in 2011. Financing activity in 2012 primarily reflects the $100 million debt issuance by Utility Holdings, the payment of dividends, and repayment of short-term borrowings. Short term borrowings grew in 2011 due primarily to cash needs to acquire Minnesota Limited.

Investing Cash Flow

Cash flow required for investing activities was $181.1 million and $235.8 million during the six months ended June 30, 2012 and 2011, respectively.  The prior year investing activities reflect the purchase of Minnesota Limited.  The current year period reflects an approximate $36.1 million increase in cash required for capital expenditures.  Warm, dry weather during the first half of 2012 allowed for greater capital expenditures for bare steel/cast iron projects, and planned power supply outages also have increased.  In addition, the increase in capital expenditures reflects increased investment in the Company’s Oaktown 2 mine.

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

•
Catastrophic events such as fires, earthquakes, explosions, floods, ice storms, tornadoes, terrorist acts or other similar occurrences could adversely affect Vectren’s facilities, operations, financial condition and results of operations.

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

•
Factors affecting coal mining operations including MSHA guidelines and interpretations of those guidelines, as well as additional mine regulations and more frequent and broader inspections that could result from mining incidents at coal mines of other companies; geologic, equipment, and operational risks; the ability to execute and negotiate new sales contracts and resolve contract interpretations; volatile coal market prices and demand;  supplier and contract miner performance; the availability of key equipment, contract miners and commodities; availability of transportation; and the ability to access coal reserves.

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

ITEM 4.  CONTROLS AND PROCEDURES

Changes in Internal Controls over Financial Reporting

During the quarter ended June 30, 2012, there have been no changes to the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of June 30, 2012, the Company conducted an evaluation under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness and the design and operation of the Company's disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of June 30, 2012, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is:
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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Periodically, the Company purchases shares from the open market to satisfy share requirements associated with the Company’s share-based compensation plans; however, no such open market purchases were made during the quarter ended June 30, 2012.

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

Exhibits and Certifications

31.1 Certification Pursuant To Section 302 of The Sarbanes-Oxley Act Of 2002- Chief Executive Officer

31.2 Certification Pursuant To Section 302 of The Sarbanes-Oxley Act Of 2002- Chief Financial Officer

32 Certification Pursuant To Section 906 of The Sarbanes-Oxley Act Of 2002

101 Interactive Data File.

101.INS XBRL Instance Document

101.SCH XBRL Taxonomy Extension Schema

101.CAL XBRL Taxonomy Extension Calculation Linkbase

101.DEF XBRL Taxonomy Extension Definition Linkbase

101.LAB XBRL Taxonomy Extension Labels Linkbase

101.PRE XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VECTREN CORPORATION
Registrant

August 2, 2012	/s/Jerome A. Benkert, Jr.
Jerome A. Benkert, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/M. Susan Hardwick
M. Susan Hardwick
Vice President, Controller and Assistant Treasurer
(Principal Accounting Officer)