Form 10-Q
period 2012-09-30
VECTREN CORP
filed 2012-11-06
CIK 1096385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes    ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock- Without Par Value	82,131,807	October 31, 2012
Class	Number of Shares	Date

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VECTREN CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited – In millions)

	September 30, 2012	December 31, 2011
ASSETS
Current Assets
Cash & cash equivalents	$7.0	$8.6
Accounts receivable - less reserves of $6.2 & $6.7, respectively	239.9	221.3
Accrued unbilled revenues	56.4	121.5
Inventories	170.7	161.9
Recoverable fuel & natural gas costs	21.4	12.4
Prepayments & other current assets	73.5	84.3
Total current assets	568.9	610.0
Utility Plant
Original cost	5,141.6	4,979.9
Less: accumulated depreciation & amortization	2,030.5	1,947.3
Net utility plant	3,111.1	3,032.6
Investments in unconsolidated affiliates	81.6	92.9
Other utility & corporate investments	34.6	34.4
Other nonutility investments	24.8	29.6
Nonutility plant - net	581.9	550.8
Goodwill - net	262.3	262.3
Regulatory assets	230.1	226.0
Other assets	40.9	40.3
TOTAL ASSETS	$4,936.2	$4,878.9

The accompanying notes are an integral part of these consolidated condensed financial statements.

VECTREN CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited – In millions)

	September 30, 2012	December 31, 2011
LIABILITIES & SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$159.1	$185.8
Accounts payable to affiliated companies	15.4	36.8
Refundable fuel & natural gas costs	1.1	—
Accrued liabilities	159.3	181.1
Short-term borrowings	316.2	227.1
Current maturities of long-term debt	131.5	62.7
Total current liabilities	782.6	693.5
Long-term Debt - Net of Current Maturities	1,453.7	1,559.6
Deferred Income Taxes & Other Liabilities
Deferred income taxes	629.3	575.7
Regulatory liabilities	359.1	345.2
Deferred credits & other liabilities	205.3	239.4
Total deferred credits & other liabilities	1,193.7	1,160.3
Commitments & Contingencies (Notes 7, 9-12)
Common Shareholders' Equity
Common stock (no par value) – issued & outstanding 82.1 & 81.9 shares, respectively	698.7	692.6
Retained earnings	816.2	786.2
Accumulated other comprehensive income (loss)	(8.7)	(13.3)
Total common shareholders' equity	1,506.2	1,465.5
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$4,936.2	$4,878.9

The accompanying notes are an integral part of these consolidated condensed financial statements.

VECTREN CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited – in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
OPERATING REVENUES
Gas utility	$100.2	$102.1	$508.5	$592.8
Electric utility	167.9	186.7	456.6	492.4
Nonutility	245.4	250.6	623.6	612.6
Total operating revenues	513.5	539.4	1,588.7	1,697.8
OPERATING EXPENSES
Cost of gas sold	28.1	30.5	197.0	274.4
Cost of fuel & purchased power	52.9	67.1	144.6	186.9
Cost of nonutility revenues	81.0	93.0	198.1	266.6
Other operating	195.6	180.6	557.2	485.5
Depreciation & amortization	61.9	61.7	188.9	182.0
Taxes other than income taxes	12.4	12.4	41.2	43.4
Total operating expenses	431.9	445.3	1,327.0	1,438.8
OPERATING INCOME	81.6	94.1	261.7	259.0
OTHER INCOME (EXPENSE)
Equity in (losses) of unconsolidated affiliates	(3.6)	(11.7)	(17.8)	(34.6)
Other income – net	3.3	0.7	7.8	5.9
Total other income (expense)	(0.3)	(11.0)	(10.0)	(28.7)
INTEREST EXPENSE	23.9	27.1	71.8	80.7
INCOME BEFORE INCOME TAXES	57.4	56.0	179.9	149.6
INCOME TAXES	18.1	20.7	63.7	54.6
NET INCOME	$39.3	$35.3	$116.2	$95.0
AVERAGE COMMON SHARES OUTSTANDING	82.1	81.8	82.0	81.7
DILUTED COMMON SHARES OUTSTANDING	82.1	81.9	82.1	81.8
EARNINGS PER SHARE OF COMMON STOCK:
BASIC	$0.48	$0.43	$1.42	$1.16
DILUTED	$0.48	$0.43	$1.42	$1.16
DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$0.350	$0.345	$1.050	$1.035

The accompanying notes are an integral part of these consolidated condensed financial statements.

VECTREN CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited – in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income	$39.3	$35.3	$116.2	$95.0
Other comprehensive income (loss), before tax:
Comprehensive income (loss) of unconsolidated affiliates	0.7	(5.2)	6.7	(1.8)
Remeasurement of postretirement benefit obligation	—	—	1.1	—
Cash flow hedges	—	0.6	—	(1.8)
Other comprehensive income (loss), before tax	0.7	(4.6)	7.8	(3.6)
Income taxes related to items of other comprehensive income	(0.3)	1.8	(3.2)	1.4
Other comprehensive income (loss), net of tax	0.4	(2.8)	4.6	(2.2)
Total comprehensive income	$39.7	$32.5	$120.8	$92.8

The accompanying notes are an integral part of these consolidated condensed financial statements.

VECTREN CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited – In millions)

	Nine Months Ended
	September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$116.2	$95.0
Adjustments to reconcile net income to cash from operating activities:
Depreciation & amortization	188.9	182.0
Deferred income taxes & investment tax credits	52.6	56.5
Equity in losses of unconsolidated affiliates	17.8	34.6
Provision for uncollectible accounts	6.0	9.1
Expense portion of pension & postretirement benefit cost	6.8	6.8
Other non-cash charges - net	5.5	9.5
Changes in working capital accounts:
Accounts receivable & accrued unbilled revenues	40.5	68.6
Inventories	(8.8)	(20.2)
Recoverable/refundable fuel & natural gas costs	(7.9)	(8.1)
Prepayments & other current assets	5.7	(1.0)
Accounts payable, including to affiliated companies	(50.8)	(83.8)
Accrued liabilities	(22.0)	(3.4)
Unconsolidated affiliate dividends	0.1	0.1
Employer contributions to pension & postretirement plans	(16.1)	(37.2)
Changes in noncurrent assets	(33.7)	(8.4)
Changes in noncurrent liabilities	(7.0)	(8.6)
Net cash flows from operating activities	293.8	291.5
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from:
Long-term debt, net of issuance costs	99.5	—
Dividend reinvestment plan & other common stock issuances	5.6	5.2
Requirements for:
Dividends on common stock	(86.1)	(84.6)
Retirement of long-term debt	(37.4)	(2.2)
Other financing activities	—	(1.4)
Net change in short-term borrowings	(10.9)	98.1
Net cash flows from financing activities	(29.3)	15.1
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from:
Unconsolidated affiliate distributions	0.2	0.5
Other collections	8.9	1.0
Requirements for:
Capital expenditures, excluding AFUDC equity	(274.9)	(227.8)
Business acquisition, net of cash acquired	—	(83.4)
Other investments	(0.3)	(0.9)
Net cash flows from investing activities	(266.1)	(310.6)
Net change in cash & cash equivalents	(1.6)	(4.0)
Cash & cash equivalents at beginning of period	8.6	10.4
Cash & cash equivalents at end of period	$7.0	$6.4
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

Indiana Gas provides energy delivery services to approximately 564,000 natural gas customers located in central and southern Indiana.  SIGECO provides energy delivery services to approximately 142,000 electric customers and approximately 110,000 gas customers located near Evansville in southwestern Indiana.  SIGECO also owns and operates electric generation assets to serve its electric customers and optimizes those assets in the wholesale power market.  Indiana Gas and SIGECO generally do business as Vectren Energy Delivery of Indiana.  VEDO provides energy delivery services to approximately 310,000 natural gas customers located near Dayton in west-central Ohio.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share data)	2012	2011	2012	2011
Numerator:
Reported net income (Numerator for Basic and Diluted EPS)	$39.3	$35.3	$116.2	$95.0
Denominator:
Weighted average common shares outstanding (Denominator for Basic and Diluted EPS)	$82.1	$81.8	$82.0	$81.7
Conversion of share based compensation arrangements	—	0.1	0.1	0.1
Adjusted weighted average shares outstanding and
assumed conversions outstanding (Diluted EPS)	$82.1	$81.9	$82.1	$81.8

Basic EPS	$0.48	$0.43	$1.42	$1.16
Diluted EPS	$0.48	$0.43	$1.42	$1.16

For the three and nine months ended September 30, 2011, options to purchase 1,920 additional shares of the Company’s common stock were outstanding, but were not included in the computation of diluted EPS because their effect would be antidilutive. The exercise prices for these options were $27.15 for the three and nine months ended September 30, 2011. For the three and nine months ended September 30, 2012 , all options were dilutive.

4.	Excise and Utility Receipts Taxes

Excise taxes and a portion of utility receipts taxes are included in rates charged to customers.  Accordingly, the Company records these taxes received, which totaled $4.8 million and $5.0 million in the three months ended September 30, 2012 and 2011, respectively, as a component of operating revenues. During the nine months ended September 30, 2012 and 2011, these taxes totaled $19.1 million and $21.6 million, respectively.  Expenses associated with excise and utility receipts taxes are recorded as a component of Taxes other than income taxes.

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

Postretirement Benefit Change
On May 31, 2012, the Company notified participants receiving postretirement health care benefits that effective September 1, 2012 the Company will no longer offer postretirement health coverage for participants 65 and older. Rather, the Company will provide a subsidy to plan participants to purchase health coverage through a private Medicare exchange. This change in benefits is intended to provide a comparable benefit at a reduced cost made possible by current market pricing. Since this change in benefits is a significant event pursuant to GAAP, the Company remeasured its postretirement benefit obligations as of June 1, 2012. The change in benefits, net of the impacts associated with remeasuring the benefit obligations using a lower discount rate, resulted in a $23 million reduction in the postretirement liability. The Company lowered the discount rate used to remeasure its postretirement benefit obligations from 4.78 percent utilized on December 31, 2011 to 3.93 percent due to lower benchmark interest rates that approximate the expected duration of the Company's obligations. Substantially all of the amount was recorded as a reduction to Regulatory Assets, as the Company's retirement costs primarily relate to its regulated utilities.

Net Periodic Benefit Costs
A summary of the components of net periodic benefit cost follows:

	Three Months Ended
	September 30,
	Pension Benefits		Other Benefits
(In millions)	2012	2011	2012	2011
Service cost	$1.9	$1.7	$0.2	$0.1
Interest cost	3.8	3.9	0.6	1.1
Expected return on plan assets	(5.2)	(5.3)	—	—
Amortization of prior service cost	0.4	0.5	(1.0)	(0.2)
Amortization of transitional obligation	—	—	—	0.2
Amortization of actuarial loss	1.7	1.0	0.2	0.2
Net periodic benefit cost	$2.6	$1.8	$—	$1.4

	Nine Months Ended
	September 30,
	Pension Benefits		Other Benefits
(In millions)	2012	2011	2012	2011
Service cost	$5.7	$5.2	$0.4	$0.4
Interest cost	11.6	11.9	2.3	3.2
Expected return on plan assets	(15.8)	(15.9)	—	—
Amortization of prior service cost	1.2	1.3	(1.6)	(0.6)
Amortization of transitional obligation	—	—	0.5	0.8
Amortization of actuarial loss	5.1	2.9	0.5	0.5
Net periodic benefit cost	$7.8	$5.4	$2.1	$4.3

Employer Contributions to Qualified Pension Plans
Currently, the Company expects to contribute approximately $15.0 million to its pension plan trusts for 2012.  During the nine months ended September 30, 2012, contributions of $11.1 million have been made.

6.	Supplemental Cash Flow Information

As of September 30, 2012 and December 31, 2011, the Company has accruals related to utility and nonutility plant purchases totaling approximately $8.8 million and $15.9 million, respectively.

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

Summarized Financial Information

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2012	2011	2012	2011
Summarized statement of income information:
Revenues	$207.5	$283.0	$735.3	$1,074.8
Operating (loss)	(4.3)	(19.4)	(25.5)	(56.7)
ProLiance's net (loss)	(4.8)	(19.5)	(28.0)	(57.2)

	As of
	September 30,	December 31,
(In millions)	2012	2011
Summarized balance sheet information:
Current assets	$248.0	$381.9
Noncurrent assets	55.2	56.1
Current liabilities	181.4	298.5
Noncurrent liabilities	0.4	0.7
Members' equity	133.5	161.5
Accumulated other comprehensive (loss)	(15.1)	(26.0)
Noncontrolling interest	3.0	3.3

Vectren records its 61 percent share of ProLiance’s results in Equity in (losses) of unconsolidated affiliates.  Interest expense and income taxes associated with the investment are recorded separately within the statements of income in those line items.  As of September 30, 2012 and December 31, 2011, the Company’s investment balance, inclusive of its share of ProLiance’s accumulated other comprehensive loss and certain historical book basis differences, is $75.0 million and $85.4 million, respectively. The amounts recorded to Equity in (losses) of unconsolidated affiliates related to ProLiance’s operations totaled a pre-tax loss of $3.0 million and $11.9 million for the three months ended September 30, 2012 and 2011, respectively, and for the nine months ended September 30, 2012 and 2011, such pre-tax losses totaled $17.1 million and $34.9 million.

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

In late 2008, the project at the North site was halted due to subsurface and well-completion problems, resulting in an impairment charge related to the North site being recorded in 2009.  ProLiance’s ability to meet the needs of its customers has not been, nor does it expect it to be, impacted.  Approximately 12 Bcf of the storage at the South site, which comprises three of the four FERC certified caverns, is fully completed and tested.  As a result of the issues encountered at the North site, Liberty requested and the FERC approved the separation of the North site from the South site.  As of September 30, 2012 and December 31, 2011, ProLiance’s investment in Liberty approximated $34.9 million and $35.1 million, respectively.

Liberty received a Demand for Arbitration from Williams Midstream Natural Gas Liquids, Inc. (“Williams”) on February 8, 2011 related to a Sublease Agreement (“Sublease”) between Liberty and Williams at the North site.  Williams alleges that Liberty was negligent in its attempt to convert certain salt caverns to natural gas storage and thereby damaged the caverns.  Williams alleges damages of $56.7 million.  Liberty believes that it has complied with all of its obligations to Williams, including properly terminating the Sublease.  Liberty intends to vigorously defend itself and has asserted counterclaims substantially in excess of the amounts asserted by Williams. As such, as of September 30, 2012, ProLiance has no material reserve recorded related to this matter and this litigation has not materially impacted ProLiance's results of operations or statement of financial position.

Transactions with ProLiance
Purchases of natural gas from ProLiance for resale and for injections into storage for the three months ended September 30, 2012 and 2011 totaled $57.2 million and $80.5 million, respectively, and for the nine months ended September 30, 2012 and 2011, totaled $186.9 million and $281.6 million.  Amounts owed to ProLiance at September 30, 2012 and December 31, 2011, for those purchases were $15.4 million and $36.8 million, respectively, and are included in Accounts payable to affiliated companies in the Consolidated Condensed Balance Sheets.  Vectren received regulatory approval on April 25, 2006, from the IURC for ProLiance to provide natural gas supply services to the Company’s Indiana utilities through March 2011.  On March 17, 2011, an order was received from the IURC providing for ProLiance’s continued provision of gas supply services to the Company’s Indiana utilities and Citizens Energy Group's utilities through March 2016.  Amounts charged by ProLiance for gas supply services are established by supply agreements with each utility.

8.    Financing Activities

Vectren Capital Term Loan
On November 1, 2012, Vectren Capital entered into a $100 million three year term loan agreement. Loans under the term loan agreement bear interest at either a Eurodollar rate or base rate plus a fixed adder, as defined in the loan agreement, based on the Company's credit rating. The proceeds from this debt transaction were used to repay short-term borrowings outstanding under Vectren Capital's credit facility. The loan agreement is guaranteed by Vectren Corporation and includes customary representations, warranties and covenants, including a leverage covenant consistent with leverage covenants contained in other Vectren Capital borrowing arrangements.

VUHI Debt Issuance
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

Corporate Guarantees
The Company issues parent level guarantees to certain vendors and customers of its wholly owned subsidiaries and unconsolidated affiliates.  These guarantees do not represent incremental consolidated obligations; rather, they represent parental guarantees of subsidiary and unconsolidated affiliate obligations in order to allow those subsidiaries and affiliates the flexibility to conduct business without posting other forms of collateral.  At September 30, 2012, parent level guarantees support a maximum of $25 million of ESG’s performance contracting commitments and warranty obligations and $28 million of other project guarantees.  The broader scope of ESG’s performance contracting obligations, including those not guaranteed by the parent company, are described below.  In addition, the parent company has approximately $25 million of other guarantees outstanding supporting other consolidated subsidiary operations, of which $19 million represent letters of credit supporting other nonutility operations.  Guarantees issued and outstanding on behalf of unconsolidated affiliates approximated $3 million at September 30, 2012.  These guarantees relate primarily to arrangements between ProLiance and various natural gas pipeline operators.  The Company has not been called upon to satisfy any obligations pursuant to these parental guarantees and has accrued no significant liabilities related to these guarantees.

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

Specific to ESG, in its role as a general contractor in the performance contracting industry, at September 30, 2012, there are 68 open surety bonds supporting future performance.  The average face amount of these obligations is $4.9 million, and the largest obligation has a face amount of $57.3 million.  The maximum exposure from these obligations is limited by the level of work already completed and guarantees issued to ESG by various subcontractors. At September 30, 2012, approximately 56 percent of work was completed on projects with open surety bonds.  A significant portion of these open surety bonds will be released within one year.  In instances where ESG operates facilities, project guarantees extend over a longer period.  In addition to its performance obligations, ESG also warrants the functionality of certain installed infrastructure generally for one year and the associated energy savings over a specified number of years.  The Company has no significant accruals for these warranty obligations as of September 30, 2012.

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

The Company continues to study the impact of the new law and potential new regulations associated with its implementation.  At this time, compliance costs and other effects associated with the increased pipeline safety regulations remain uncertain.  However, the new law is expected to result in further investment in pipeline inspections, and where necessary, additional modernization of pipeline infrastructure; and therefore, result in both increased levels of operating expenses and capital expenditures associated with the Company’s natural gas distribution businesses.  Operating expenses associated with expanded compliance requirements may grow to approximately $9 million annually, with $6 million attributable to the Indiana operations.  Related to the Indiana operations, the Company expects to seek recovery under Senate Bill 251 referenced below, or such costs may be recoverable through current tracking mechanisms.  Capital investments, driven by the pipeline safety regulations, associated with the Company’s gas utilities are expected to be significant. The Company expects to seek recovery of capital investments associated with complying with these federal mandates in accordance with Senate Bill 251 in Indiana and House Bill 95 or other currently authorized recovery mechanisms in Ohio (referenced below).

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

Ohio House Bill 95
In June 2011, Ohio House Bill 95 was signed into law.  The law adjusts, among other things, the manner in which gas utilities file for rate changes, including the implementation of base rate changes, alternative rate plans, and automatic rate adjustment mechanisms.  Outside of a base rate proceeding, the legislation permits a natural gas company to apply for recovery of a capital expenditure program for infrastructure expansion, upgrade, or replacement; installation, upgrade, or replacement of information technology systems; or any program necessary to comply with government regulation.  Once such application is approved, the legislation authorizes deferral of program costs, such as depreciation, property taxes, and debt-related carrying costs.  On February 3, 2012, the Company initiated a filing under House Bill 95.  This filing requests accounting authority to defer depreciation, debt-related post in service carrying costs and property taxes for its fifteen month capital expenditure program ending on December 31, 2012.  The capital expenditure program totals $23.5 million and includes infrastructure expansion and improvements not covered by the Company’s distribution replacement rider as well as expenditures necessary to comply with PUCO rules, regulations and orders.  The Company’s approach is consistent with approaches made by other Ohio utilities.  A procedural schedule associated with the filing has been set and all respective responses have been submitted.  It is anticipated the PUCO will act on the Company’s filing later this year.

11.	Environmental Matters

Air Quality
Clean Air Interstate Rule / Cross-State Air Pollution Rule
In July 2011, the EPA finalized the Cross-State Air Pollution Rule (CSAPR).  CSAPR was the EPA’s response to the US Court of Appeals for the District of Columbia’s (the Court) remand of the Clean Air Interstate Rule (CAIR). CAIR was originally established in 2005 as an allowance cap and trade program that required reductions from coal-burning power plants for NOx emissions beginning January 1, 2009 and SO2 emissions beginning January 1, 2010, with a second phase of reductions in 2015. In an effort to address the Court’s finding that CAIR did not adequately ensure attainment of pollutants in certain downwind states due to unlimited trading of SO2 and NOx allowances, CSAPR reduced the ability of facilities to meet emission reduction targets through allowance trading.  Like CAIR, CSAPR set individual state caps for SO2 and NOx emissions.  However, unlike CAIR in which states allocated allowances to generating units through state implementation plans, CSAPR allowances were allocated to individual units directly through the federal rule.  CSAPR reductions were to be achieved with initial step reductions beginning January 1, 2012, and final compliance to be achieved in 2014.  Multiple administrative and judicial challenges were filed. On December 30, 2011, the Court granted a stay of CSAPR and left CAIR in place pending its review. On August 21, 2012, the Court vacated CSAPR and directed the EPA to continue to administer CAIR. On October 5, the EPA filed its request for a hearing before the full federal appeals court that struck down the CSAPR.  The original August decision vacating CSAPR was made by a three judge panel.  EPA is currently seeking reconsideration of the issues raised on appeal before the full appellate panel. The Company remains in full compliance with CAIR (see additional information below "Conclusions Regarding Air Regulations").

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

The MATS Rule sets emission limits for hazardous air pollutants for existing and new coal-fired power plants and identifies the following broad categories of hazardous air pollutants:  mercury, non-mercury hazardous air pollutants (primarily arsenic, chromium, cobalt, and selenium) and acid gases (hydrogen cyanide, hydrogen chloride, and hydrogen fluoride).  The rule imposes mercury emission limits for two sub-categories of coal, and proposed surrogate limits for non-mercury and acid gas hazardous air pollutants. The EPA did not grant blanket compliance extensions, but asserted that states have broad authority to grant one year extensions for individual units where potential reliability impacts have been demonstrated.  Reductions are to be achieved within three years of publication of the final rule in the Federal register (April 2015).  Initiatives to suspend CSAPR’s implementation by the Congress also apply to the implementation of the MATS rule.  Multiple judicial challenges were filed and briefing is proceeding. The EPA also recently announced it will reconsider MATS requirements for new construction. Such requirements are more stringent than those for existing plants. Utilities planning new coal-fired generation had argued standards outlined in the MATS could not be attained even using the best available control technology.

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

The Company is currently reviewing the sufficiency of its existing pollution control equipment in relation to the requirements described in the MATS Rule and the 2015 requirement imposed by CAIR.  Based upon an initial review, the Company believes that it will be able to meet these requirements with its existing suite of pollution control equipment.  However, it is possible some minor modifications to the control equipment, additional operating expenses, and/or the purchase of some allowances could be required.  The Company believes that such additional costs, if necessary, would be recoverable under Indiana Senate Bill 251 referenced above.

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

The costs the Company expects to incur are estimated by management using assumptions based on actual costs incurred, the timing of expected future payments, and inflation factors, among others.  While the Company’s utilities have recorded all costs which they presently expect to incur in connection with activities at these sites, it is possible that future events may require some level of additional remedial activities which are not presently foreseen and those costs may not be subject to PRP or insurance recovery.  As of September 30, 2012 and December 31, 2011, respectively, approximately $4.8 million and $6.5 million of accrued, but not yet spent, costs are included in Other Liabilities related to both the Indiana Gas and SIGECO sites.

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

Vectren South Electric Fuel Cost Reduction
In the spring of 2011, Vectren South secured contracts for lower coal costs through a formal bidding process. This lower-priced contract coal started being delivered to Vectren’s power plants during 2012. On December 5, 2011 within the quarterly FAC filing, Vectren South submitted a joint proposal with the OUCC to reduce its fuel costs by accelerating into 2012 the impact of lower cost coal under new term contracts effective after 2012. The cost difference will be deferred to a regulatory asset and recovered over a six-year period without interest beginning in 2014.  The IURC approved this proposal on January 25, 2012, with a positive impact to customer’s rates effective February 1, 2012.  The deferred amount includes a reduction in the value of the coal inventory at December 31, 2011 of approximately $17.7 million to reflect existing coal inventory at the new, lower price.  Deferrals related to coal purchases in 2012 have totaled approximately $24.7 million, bringing the total deferred balance as of September 30, 2012 to the expected level of $42.4 million. In addition to coal purchased under these contracts, Vectren South has also recently contracted with Vectren Fuels, Inc. to purchase lower priced spot coal. This spot purchase was found to be reasonable in a recent FAC order.

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

Vectren South Electric Dense Pack Filing
On September 14, 2011, Vectren South filed a petition with the IURC seeking recovery of and return on the capital investment in dense pack technology to improve the efficiency of its A.B. Brown Generating Station.  This investment is expected to be approximately $32 million over the next two years, of which approximately $25.5 million has been invested to date.  This technology is expected to allow the A.B. Brown units to run at least 5 percent more efficient, thereby burning less fuel, and reducing fuel costs and emissions of pollutants.  In the Company’s base rate order issued in April 2011, the IURC authorized deferred accounting treatment associated with this investment. As a result of a subsequent filing by the Company seeking a current recovery mechanism in lieu of the deferred accounting treatment, the IURC issued an order on July 11, 2012, denying the Company's request for a current recovery mechanism stating that dense pack technology does not qualify as advanced technology under the statute. Although the Company believes that the investment does meet the requirements of the statute that would have allowed for timely recovery, it does not plan to appeal the decision and will employ the deferred accounting treatment ordered in the Company's last base rate order discussed earlier.

Vectren North Reporting Location Consolidation Proceeding
Vectren North implemented a reporting location consolidation plan in 2011 and converted certain reporting locations into staging areas throughout the Vectren North territory.  On May 26, 2011, the International Brotherhood of Electrical Workers Local 1393, United Steel Workers Locals 12213 and 7441 and others (the “Complainants”) filed a formal complaint with the IURC claiming that implementation of the consolidation plan by Vectren North endangers public safety and impairs Vectren North's ability to provide adequate, safe and reliable service.  The Complainants asked the IURC to require Vectren North to reopen previously consolidated reporting locations and maintain and staff those locations.  A hearing in this case was held in February 2012 and the Company is awaiting the issuance of an order.

13.	Impact of Recently Issued Accounting Principles

Other Comprehensive Income (OCI)
In 2011, the FASB issued new accounting guidance regarding the presentation of comprehensive income within financial statements.  The new guidance will require entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements.  Under the two-statement approach, the first statement would include components of net income, which is consistent with the income statement format used today, and the second statement would include components of OCI.  The guidance does not change the items that must be reported in OCI.  The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and retrospective application is required.  The Company adopted this guidance, as amended for condensed quarterly reporting, for the quarterly reporting period ended March 31, 2012 by reporting comprehensive income as required.

Goodwill Testing
In September 2011, the FASB issued new accounting guidance regarding testing goodwill for impairment.  The new guidance will allow the Company an option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  Using the new guidance, the Company no longer would be required to calculate the fair value of a reporting unit unless the Company determines, based on that qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount.  The Company considered this option during its quarterly reporting period ended March 31, 2012 and concluded the continuation of the use of a quantitative approach is appropriate.

Fair Value Measurement and Disclosure
In May 2011, the FASB issued accounting guidance to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards (IFRS). The amendments are not intended to change the application of the current fair value requirements, but to clarify the application of existing requirements. The guidance does change particular principles or requirements for measuring fair value or disclosing information about fair value measurements. To improve consistency, language has been changed to ensure that U.S. GAAP and IFRS fair value measurement and disclosure requirements are described in the same way. The Company adopted this guidance for its quarterly reporting period ended March 31, 2012.  The adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.

14.	Fair Value Measurements

The carrying values and estimated fair values using primarily Level 2 assumptions of the Company's other financial instruments follow:

	September 30, 2012		December 31, 2011
(In millions)	Carrying Amount	Est. Fair Value	Carrying Amount	Est. Fair Value
Long-term debt	$1,585.2	$1,836.2	$1,622.3	$1,804.4
Short-term borrowings	316.2	316.2	227.1	227.1
Cash & cash equivalents	7.0	7.0	8.6	8.6

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

Under current regulatory treatment, call premiums on reacquisition of long-term debt supporting utility operations are generally recovered in customer rates over the life of the refunding issue or over a 15-year period.  Accordingly, any reacquisition would not be expected to have a material effect on the Company's results of operations.

Because of the customized nature of notes receivable investments and lack of a readily available market, it is not practical to estimate the fair value of these financial instruments at specific dates without considerable effort and cost.  At September 30, 2012 and December 31, 2011, the fair value for these financial instruments was not estimated.  The carrying value of notes receivable, inclusive of any accrued interest and net of impairment reserves, was approximately $2.1 million at September 30, 2012 and December 31, 2011, and is reflected in Other Nonutility Investments in the Consolidated Condensed Balance Sheets.

15.	Segment Reporting

The Company segregates its operations into three groups: 1) Utility Group, 2) Nonutility Group, and 3) Corporate and Other.

The Utility Group is comprised of Vectren Utility Holdings, Inc.’s operations, which consist of the Company’s regulated operations and other operations that provide information technology and other support services to those regulated operations.  The Company segregates its regulated operations between Gas Utility Services and Electric Utility Services.  Gas Utility Services provides natural gas distribution and transportation services to nearly two-thirds of Indiana and to west-central Ohio.  Electric Utility Services provides electric distribution services to southwestern Indiana, and includes the Company’s power generating and wholesale power operations.  Regulated operations supply natural gas and/or electricity to over one million customers.  In total, the Utility Group reports three segments:  Gas Utility Services, Electric Utility Services, and Other operations.

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

Corporate and Other includes unallocated corporate expenses such as advertising and charitable contributions, among other activities, that benefit the Company’s other operations.  Net income is the measure of profitability used by management for all operations.  Information related to the Company’s reportable segments is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2012	2011	2012	2011
Revenues
Utility Group
Gas Utility Services	$100.2	$102.1	$508.5	$592.8
Electric Utility Services	167.9	186.7	456.6	492.4
Other Operations	10.2	11.0	30.1	32.9
Eliminations	(10.6)	(10.5)	(29.6)	(31.4)
Total Utility Group	267.7	289.3	965.6	1,086.7
Nonutility Group
Infrastructure Services	182.2	151.6	449.2	293.4
Energy Services	34.2	48.5	85.6	111.5
Coal Mining	53.4	81.0	171.7	221.2
Energy Marketing	—	10.5	—	105.4
Other Businesses	0.1	—	0.4	—
Total Nonutility Group	269.9	291.6	706.9	731.5
Eliminations	(24.1)	(41.5)	(83.8)	(120.4)
Consolidated Revenues	$513.5	$539.4	$1,588.7	$1,697.8
Profitability Measure - Net Income (Loss)
Utility Group
Gas Utility Services	$(2.7)	$(4.8)	$36.1	$33.5
Electric Utility Services	26.6	30.8	59.4	53.1
Other Operations	2.5	1.9	7.0	6.2
Utility Group Net Income	26.4	27.9	102.5	92.8
Nonutility Group Net Income (Loss)
Infrastructure Services	15.9	11.9	27.3	11.1
Energy Services	2.6	2.3	0.9	1.6
Coal Mining	(2.2)	5.8	—	15.9
Energy Marketing	(2.4)	(12.2)	(13.5)	(24.3)
Other Businesses	(0.7)	(0.2)	(0.6)	(0.9)
Nonutility Group Net Income (Loss)	13.2	7.6	14.1	3.4
Corporate & Other Group Net Income (Loss)	(0.3)	(0.2)	(0.4)	(1.2)
Consolidated Net Income	$39.3	$35.3	$116.2	$95.0

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

Indiana Gas provides energy delivery services to approximately 564,000 natural gas customers located in central and southern Indiana.  SIGECO provides energy delivery services to approximately 142,000 electric customers and approximately 110,000 gas customers located near Evansville in southwestern Indiana.  SIGECO also owns and operates electric generation assets to serve its electric customers and optimizes those assets in the wholesale power market.  Indiana Gas and SIGECO generally do business as Vectren Energy Delivery of Indiana.  VEDO provides energy delivery services to approximately 310,000 natural gas customers located near Dayton in west-central Ohio.

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

Net income and earnings per share, in total and by group, for the three and nine months ended September 30, 2012 and 2011 follow:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share data)	2012	2011	2012	2011
Net income (loss)	$39.3	$35.3	$116.2	$95.0
Attributed to:
Utility Group	26.4	27.9	102.5	92.8
Nonutility Group	13.2	7.6	14.1	3.4
Corporate & other	(0.3)	(0.2)	(0.4)	(1.2)
Basic EPS	$0.48	$0.43	$1.42	$1.16
Attributed to:
Utility Group	0.32	0.34	1.25	1.13
Nonutility Group	0.16	0.09	0.17	0.04
Corporate & other	—	—	—	(0.01)

Utility Group
In the third quarter of 2012, the Utility Group earnings were $26.4 million, compared to $27.9 million in 2011. In the nine months ended September 30, 2012, the Utility Group earned $102.5 million, compared to the $92.8 million in 2011. Increased year-over-year results for the nine month periods reflect, among other things, the impacts of new electric base rates implemented on May 3, 2011 and lower interest expense as a result of refinancing activity in the last quarter of 2011 and first quarter of 2012. The decrease in the quarter-over-quarter results generally reflects lower earnings from electric utility operations associated with higher operating expenses and lower small customer margins.

Gas Utility Services
During the third quarter of 2012, Gas Utility Services operated at a seasonal loss of $2.7 million, compared to a loss of $4.8 million in the third quarter of 2011. In the nine months ended September 30, 2012, gas utility operations earned $36.1 million, compared to earnings of $33.5 million in 2011. Both the quarter and year to date period reflect increased earnings from investment in bare steel cast iron replacement activities and favorable interest expense due to the recent refinancing activity.

Electric Utility Services
During the third quarter of 2012, Electric Utility earnings were $26.6 million, compared to $30.8 million in the third quarter of 2011. Electric operations earned $59.4 million year to date in 2012, compared to earnings of $53.1 million for the nine months ended September 30, 2011. Improved year to date results in 2012 reflect increased electric margin, primarily from base rate changes and lower interest costs. The decrease in the quarter-over-quarter results generally reflects higher operating expenses and lower customer margins from conservation beyond approved lost margin recovery mechanisms, which more than offset slightly warmer weather in the quarter as compared to the same quarter in 2011.

Other Utility Operations
In the third quarter of 2012, earnings from Other Utility operations were $2.5 million, compared to $1.9 million in 2011. In the nine months ended September 30, 2012, earnings from these operations were $7.0 million, compared to $6.2 million in 2011. The 2011 year to date results include a $1.4 million unfavorable tax adjustment. In addition, variability in the earnings of the segment occurs as the allocation of shared asset costs changes.

Nonutility Group
During the 2012 third quarter, earnings from Nonutility operations were $13.2 million, compared to earnings of $7.6 million in 2011. Year to date in 2012, the Nonutility Group earned $14.1 million, which compares to earnings of $3.4 million in 2011. Infrastructure Services results increased $4.0 million quarter over quarter and $16.2 million year to date compared to the prior year periods. These increases are reflective of increased demand for services. In the third quarter and the 2012 year to date period, Vectren's share of ProLiance's losses have been reduced by $6.2 million and $11.8 million, respectively. However, Coal Mining results are lower in the quarter by $8.0 million and $15.9 million year to date primarily due to the softness in the overall coal market.

Retail energy marketer Vectren Source, which was sold on December 31, 2011, operated at a seasonal loss of $3.6 million during the third quarter of 2011. Year to date in 2011, earnings from Vectren Source were $1.0 million and $2.8 million for the full year.

Dividends

Dividends declared for the three months ended September 30, 2012, were $0.350 per share, compared to $0.345 per share for the same period in 2011. Dividends declared for the nine months ended September 30, 2012, were $1.050 per share, compared to $1.035 per share for the same period in 2011. In November 2012, the Company's board of directors increased the quarterly dividend to $0.355 per share from $0.350 per share. The increase marks the 53rd consecutive year in which Vectren and predecessor companies have increased annual dividends paid.

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

Results of Operations of the Utility Group

The Utility Group is comprised of Utility Holdings’ operations and consists of the Company’s regulated operations and other operations that provide information technology and other support services to those regulated operations.  Regulated operations consist of a natural gas distribution business that provides natural gas distribution and transportation services to nearly two-thirds of Indiana and to west-central Ohio and an electric transmission and distribution business, which provides electric distribution services to southwestern Indiana, and the Company’s power generating and wholesale power operations.  In total, these regulated operations supply natural gas and/or electricity to over one million customers. Utility Group operating results before certain intersegment eliminations and reclassifications for the three and nine months ended September 30, 2012 and 2011, follow:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share data)	2012	2011	2012	2011
OPERATING REVENUES

Gas utility	$100.2	$102.1	$508.5	$592.8
Electric utility	167.9	186.7	456.6	492.4
Other	(0.4)	0.5	0.5	1.5
Total operating revenues	267.7	289.3	965.6	1,086.7
OPERATING EXPENSES
Cost of gas sold	28.1	30.5	197.0	274.4
Cost of fuel & purchased power	52.9	67.1	144.6	186.9
Other operating	71.8	66.7	229.5	231.8
Depreciation & amortization	46.3	47.8	142.7	143.9
Taxes other than income taxes	11.5	11.6	39.0	40.7
Total operating expenses	210.6	223.7	752.8	877.7
OPERATING INCOME	57.1	65.6	212.8	209.0
OTHER INCOME - NET	2.3	0.1	5.2	4.0
INTEREST EXPENSE	17.8	20.4	53.5	61.2
INCOME BEFORE INCOME TAXES	41.6	45.3	164.5	151.8
INCOME TAXES	15.2	17.4	62.0	59.0
NET INCOME	$26.4	$27.9	$102.5	$92.8

CONTRIBUTION TO VECTREN BASIC EPS	$0.32	$0.34	$1.25	$1.13

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

Gas Utility Margin (Gas utility revenues less Cost of gas sold)
Gas Utility margin and throughput by customer type follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2012	2011	2012	2011
Gas utility revenues	$100.2	$102.1	$508.5	$592.8
Cost of gas sold	28.1	30.5	197.0	274.4
Total gas utility margin	$72.1	$71.6	$311.5	$318.4
Margin attributed to:
Residential & commercial customers	$58.5	$58.4	$263.1	$268.4
Industrial customers	11.9	11.5	40.8	41.0
Other	1.7	1.7	7.6	9.0
Total gas utility margin	$72.1	$71.6	$311.5	$318.4
Sold & transported volumes in MMDth attributed to:
Residential & commercial customers	6.3	6.5	57.3	71.0
Industrial customers	25.1	20.7	77.2	70.6
Total sold & transported volumes	31.4	27.2	134.5	141.6

Gas Utility margins were $72.1 million and $311.5 million for the for the three and nine months ended September 30, 2012, and compared to 2011 increased $0.5 million quarter over quarter and decreased $6.9 million year to date. The impact of low natural gas prices and mild weather on revenue taxes, late and reconnect fees, and volumetric pass through costs decreased gas utility margin $1.0 million quarter over quarter and $8.4 million year to date.  Returns generated on investments in bare steel/ cast iron and distribution riser replacement in Ohio increased margins $0.6 million in the quarter and $2.0 million year to date in 2012 compared to the prior year. With rate designs that substantially limit the impact of weather on margin, temperatures that were 71 percent of normal in Indiana and 83 percent of normal in Ohio during the peak winter heating season in early 2012 had a significant impact on volumes sold, but only a slightly negative impact on margin, reducing margin $0.7 million year over year. Excluding the impact of passthrough costs, large customer margins increased $0.7 million in the quarter, and due to the warm winter weather, have increased $0.4 million year over year.

Electric Utility Margin (Electric utility revenues less Cost of fuel & purchased power)
Electric Utility margin and volumes sold by customer type follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2012	2011	2012	2011
Electric utility revenues	$167.9	$186.7	$456.6	$492.4
Cost of fuel & purchased power	52.9	67.1	144.6	186.9
Total electric utility margin	$115.0	$119.6	$312.0	$305.5
Margin attributed to:
Residential & commercial customers	$76.9	$82.1	$201.3	$199.1
Industrial customers	27.5	27.7	79.6	76.6
Other customers	1.9	2.2	5.6	5.7
Subtotal: retail	$106.3	$112.0	$286.5	$281.4
Wholesale power & transmission system margin	8.7	7.6	25.5	24.1
Total electric utility margin	$115.0	$119.6	$312.0	$305.5
Electric volumes sold in GWh attributed to:
Residential & commercial customers	813.8	863.5	2,138.2	2,223.0
Industrial customers	732.5	731.8	2,127.6	2,074.6
Other customers	5.3	5.6	16.0	16.3
Total retail volumes sold	1,551.6	1,600.9	4,281.8	4,313.9

Retail
Electric retail utility margins were $106.3 million and $286.5 million for the three and nine months ended September 30, 2012, and compared to 2011 decreased by $5.7 million in the quarter and increased $5.1 million year to date.  The year to date increase is driven primarily by $10.0 million of incremental margin across all customer classes from new base rates effective May 3, 2011. Year to date, electric margin also benefited from higher volumes sold to industrial customers.  However, margin was lower in the quarter and year to date on refunds resulting from statutory net operating income limits and lower third quarter small customer margins. The small customer margins were lower as a result of conservation beyond approved lost margin recovery mechanisms, which more than offset slightly warmer weather in the quarter as compared to the same quarter in 2011.

Electric results, which are not protected by weather mechanisms, were positively impacted in the third quarter of 2012 as a result of warm weather. In the third quarter of 2012, cooling temperatures were 119 percent of normal; this compares to the third quarter of 2011 when cooling temperatures were 114 percent of normal. In the third quarter of 2012, the increase in electric margin, net of amounts refunded to customers as discussed below, compared to normal temperatures was estimated to be $2.4 million. On a year to date basis, cooling temperatures that were 131 percent of normal offset the impact of mild first quarter heating weather. Management estimates the weather impact on electric margin year to date, net of refunds to customers, to be $1.0 million favorable.

Indiana regulation includes a statutory mechanism that can limit a utility's rolling twelve month net operating income to that authorized in its last general rate order, as adjusted for previous net operating income levels that were below authorized levels.

Should weather or other factors continue to increase net operating income in future periods, the full benefit of those favorable impacts on the company's electric utility may continue to be limited by the statutory earnings test.

Margin from Wholesale Electric Activities
Periodically, generation capacity is in excess of native load.  The Company markets and sells this unutilized generating and transmission capacity to optimize the return on its owned assets.  Substantially all off-system sales occur into the MISO Day Ahead and Real Time markets.

Further detail of Wholesale activity follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2012	2011	2012	2011
Off-system sales	$1.0	$0.7	$4.7	$5.1
Transmission system sales	7.7	6.9	20.8	19.0
Total wholesale margin	$8.7	$7.6	$25.5	$24.1

The Company earns a return on electric transmission projects constructed by the Company in its service territory that meet the criteria of MISO’s regional transmission expansion plans.  Margin associated with these projects, including the reconciliation of recovery mechanisms, and other transmission system operations, totaled $7.7 million during the three months September 30, 2012, compared to $6.9 million for the same period in 2011.  Year to date in 2012 margins were $20.8 million compared to $19.0 million in the prior year. The increases in transmission system revenue is principally due to the increased investment in qualifying projects.

One such project currently under construction meeting these expansion plan criteria is an interstate 345 Kv transmission line that will connect Vectren’s A.B. Brown Generating Station to a station in Indiana owned by Duke Energy to the north and to a station in Kentucky owned by Big Rivers Electric Corporation to the south.  During the construction of these transmission assets and while these assets are in service, SIGECO will recover an approximate 10 percent return, inclusive of the FERC approved equity rate of return of 12.38 percent, on capital investments through a rider mechanism which is projected annually and reconciled the following year based on actual results.  Of the total investment, which is expected to approximate $110 million, the Company has invested approximately $98.5 million as of September 30, 2012.  The north leg of this expansion was placed in service in November 2010, and the south leg of this project is expected to be operational later in 2012.

In the third quarter of 2012 margin from off system sales was $1.0 million compared to $0.7 million in 2011. For the nine months ended September 30, 2012, margin from off-system sales was $4.7 million, compared to $5.1 million for the nine months ended September 30, 2011. The base rate changes implemented in May 2011 require that wholesale margin from off-system sales earned above or below $7.5 million be shared equally with customers.  This compares to a $10.5 million sharing threshold established in 2007.  The year to date period reflects lower volumes sold, offset by the impacts of sharing which increased margin $0.6 million. Off-system sales totaled 184.4 GWh and 469.4 GWh during the nine months ended September 30, 2012 and 2011, respectively, reflecting reduced opportunities in 2012 due to unfavorable weather conditions when excess generation is more prevalent and the low cost of natural gas.

Utility Group Operating Expenses

Other Operating
For the three months ended September 30, 2012 operating expenses increased $5.1 million driven primarily by the timing of electric utility operating costs associated with planned outages and increased pipeline integrity management work in the Ohio natural gas service territory. For the nine months ended September 30, 2012, other operating expenses were $229.5 million, a decrease of $2.3 million, compared to 2011. The decrease is primarily driven by lower pass through costs and uncollectible accounts expenses associated with gas utility operations.  The lower expenses are driven by lower, mostly weather-related, volumes sold and lower gas costs.  Continuous improvement initiatives throughout the Utility Group are being implemented to limit growth in operating expenses over the coming years. The Company estimates that year to date in 2012 these initiatives have resulted in sustainable savings of over $4 million. Examples of the initiatives implemented thus far in 2012 include improved processes that have allowed the company to become more efficient in completing work and thereby reduce labor costs, and recent amendments to postretirement medical plans that provide better access to benefits for company retirees at lower costs.  These sustainable savings have aided in offsetting planned increases in energy delivery related operating expenses.  Operating costs overall in 2012 are expected to be about flat to 2011 on an annual basis.

Depreciation & Amortization
For the three and nine months ended September 30, 2012, depreciation and amortization expense was $46.3 million and $142.7 million, respectively. Depreciation expense decreased $1.5 million in the quarter and $1.2 million year to date.  Both the year to date and quarter reflect reductions associated with regulatory orders, offset by increased plant placed in service in gas and electric operations.

Taxes Other Than Income Taxes
In the 2012 third quarter taxes other than income taxes were $11.5 million and year to date in 2012 were $39.0 million. The year to date decrease of $1.7 million compared to the prior year was primarily due to lower usage taxes associated with lower gas and fuel costs. These expenses are offset dollar-for-dollar with lower gas utility and electric utility revenues.

Other Income-Net
Other income-net reflects income of $2.3 million for the third quarter and $5.2 million year to date in 2012. Increases of $2.2 million in the quarter and $1.2 million year to date compared to 2011 primarily reflect earnings on assets that fund benefit plans.

Interest Expense
Interest expense was $17.8 million and $53.5 million, respectively for the three and nine months ended September 30, 2012. Interest expense decreased $2.6 million in the quarter and $7.7 million year to date compared to 2011. The lower expense both in the quarter and year to date reflects fourth quarter of 2011 refinancing activity in which $250 million of long-term debt with a 6.625 percent interest rate matured and was replaced with $150 million of new long-term debt with an average interest rate of 5.12 percent and $100 million of short-term borrowings.  During the fourth quarter of 2011, the Company also called $96.2 million of long-term debt at a rate of 5.95 percent and replaced that issuance in February 2012 with new debt at a rate of 5.0 percent.

Income Taxes
In the nine months ended September 30, 2012, federal and state income taxes were $62.0 million, an increase of $3.0 million compared to the prior year.  In the quarter federal and state taxes decreased $2.2 million. The quarterly and year to date changes are primarily due to variances in pre-tax income. The year to date period in 2011 also included a one-time, unfavorable tax adjustment of $1.4 million.

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

The Company continues to study the impact of the new law and potential new regulations associated with its implementation.  At this time, compliance costs and other effects associated with the increased pipeline safety regulations remain uncertain.  However, the new law is expected to result in further investment in pipeline inspections, and where necessary, additional modernization of pipeline infrastructure; and therefore, result in both increased levels of operating expenses and capital expenditures associated with the Company’s natural gas distribution businesses.  Operating expenses associated with expanded compliance requirements may grow to approximately $9 million annually, with $6 million attributable to the Indiana operations.  Related to the Indiana operations, the Company expects to seek recovery under Senate Bill 251 referenced below, or such costs may be recoverable through current tracking mechanisms.  Capital investments, driven by the pipeline safety regulations, associated with the Company’s gas utilities are expected to be significant. The Company expects to seek recovery of capital investments associated with complying with these federal mandates in accordance with Senate Bill 251 in Indiana and House Bill 95 or other currently authorized recovery mechanisms in Ohio (referenced below).

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

Ohio House Bill 95
In June 2011, Ohio House Bill 95 was signed into law.  The law adjusts, among other things, the manner in which gas utilities file for rate changes, including the implementation of base rate changes, alternative rate plans, and automatic rate adjustment mechanisms.  Outside of a base rate proceeding, the legislation permits a natural gas company to apply for recovery of a capital expenditure program for infrastructure expansion, upgrade, or replacement; installation, upgrade, or replacement of information technology systems; or any program necessary to comply with government regulation.  Once such application is approved, the legislation authorizes deferral of program costs, such as depreciation, property taxes, and debt-related carrying costs.  On February 3, 2012, the Company initiated a filing under House Bill 95.  This filing requests accounting authority to defer depreciation, debt-related post in service carrying costs and property taxes for its fifteen month capital expenditure program ending on December 31, 2012.  The capital expenditure program totals $23.5 million and includes infrastructure expansion and improvements not covered by the Company’s distribution replacement rider as well as expenditures necessary to comply with PUCO rules, regulations and orders.  The Company’s approach is consistent with approaches made by other Ohio utilities.  A procedural schedule associated with the filing has been set and all respective responses have been submitted.  It is anticipated the PUCO will act on the Company’s filing later this year.

Environmental Matters

Air Quality
Clean Air Interstate Rule / Cross-State Air Pollution Rule
In July 2011, the EPA finalized the Cross-State Air Pollution Rule (CSAPR).  CSAPR was the EPA’s response to the US Court of Appeals for the District of Columbia’s (the Court) remand of the Clean Air Interstate Rule (CAIR). CAIR was originally established in 2005 as an allowance cap and trade program that required reductions from coal-burning power plants for NOx emissions beginning January 1, 2009 and SO2 emissions beginning January 1, 2010, with a second phase of reductions in 2015. In an effort to address the Court’s finding that CAIR did not adequately ensure attainment of pollutants in certain downwind states due to unlimited trading of SO2 and NOx allowances, CSAPR reduced the ability of facilities to meet emission reduction targets through allowance trading.  Like CAIR, CSAPR set individual state caps for SO2 and NOx emissions.  However, unlike CAIR in which states allocated allowances to generating units through state implementation plans, CSAPR allowances were allocated to individual units directly through the federal rule.  CSAPR reductions were to be achieved with initial step reductions beginning January 1, 2012, and final compliance to be achieved in 2014.  Multiple administrative and judicial challenges were filed. On December 30, 2011, the Court granted a stay of CSAPR and left CAIR in place pending its review. On August 21, 2012, the Court vacated CSAPR and directed the EPA to continue to administer CAIR. On October 5, the EPA filed its request for a hearing before the full federal appeals court that struck down the CSAPR.  The original August decision vacating CSAPR was made by a three judge panel.  EPA is currently seeking reconsideration of the issues raised on appeal before the full appellate panel. The Company remains in full compliance with CAIR (see additional information below "Conclusions Regarding Air Regulations").

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

The MATS Rule sets emission limits for hazardous air pollutants for existing and new coal-fired power plants and identifies the following broad categories of hazardous air pollutants:  mercury, non-mercury hazardous air pollutants (primarily arsenic, chromium, cobalt, and selenium) and acid gases (hydrogen cyanide, hydrogen chloride, and hydrogen fluoride).  The rule imposes mercury emission limits for two sub-categories of coal, and proposed surrogate limits for non-mercury and acid gas hazardous air pollutants. The EPA did not grant blanket compliance extensions, but asserted that states have broad authority to grant one year extensions for individual units where potential reliability impacts have been demonstrated.  Reductions are to be achieved within three years of publication of the final rule in the Federal register (April 2015).  Initiatives to suspend CSAPR’s implementation by the Congress also apply to the implementation of the MATS rule.  Multiple judicial challenges were filed and briefing is proceeding. The EPA also recently announced it will reconsider MATS requirements for new construction. Such requirements are more stringent than those for existing plants. Utilities planning new coal-fired generation had argued standards outlined in the MATS could not be attained even using the best available control technology.

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

The Company is currently reviewing the sufficiency of its existing pollution control equipment in relation to the requirements described in the MATS Rule and the 2015 requirement imposed by CAIR.  Based upon an initial review, the Company believes that it will be able to meet these requirements with its existing suite of pollution control equipment.  However, it is possible some minor modifications to the control equipment, additional operating expenses, and/or the purchase of some allowances could be required.  The Company believes that such additional costs, if necessary, would be recoverable under Indiana Senate Bill 251 referenced above.

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

The costs the Company expects to incur are estimated by management using assumptions based on actual costs incurred, the timing of expected future payments, and inflation factors, among others.  While the Company’s utilities have recorded all costs which they presently expect to incur in connection with activities at these sites, it is possible that future events may require some level of additional remedial activities which are not presently foreseen and those costs may not be subject to PRP or insurance recovery.  As of September 30, 2012 and December 31, 2011, respectively, approximately $4.8 million and $6.5 million of accrued, but not yet spent, costs are included in Other Liabilities related to both the Indiana Gas and SIGECO sites.

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

Vectren South Electric Fuel Cost Reduction
In the spring of 2011, Vectren South secured contracts for lower coal costs through a formal bidding process. This lower-priced contract coal started being delivered to Vectren’s power plants during 2012. On December 5, 2011 within the quarterly FAC filing, Vectren South submitted a joint proposal with the OUCC to reduce its fuel costs by accelerating into 2012 the impact of lower cost coal under new term contracts effective after 2012. The cost difference will be deferred to a regulatory asset and recovered over a six-year period without interest beginning in 2014.  The IURC approved this proposal on January 25, 2012, with a positive impact to customer’s rates effective February 1, 2012.  The deferred amount includes a reduction in the value of the coal inventory at December 31, 2011 of approximately $17.7 million to reflect existing coal inventory at the new, lower price.  Deferrals related to coal purchases in 2012 have totaled approximately $24.7 million, bringing the total deferred balance as of September 30, 2012 to the expected level of $42.4 million. In addition to coal purchased under these contracts, Vectren South has also recently contracted with Vectren Fuels, Inc. to purchase lower priced spot coal. This spot purchase was found to be reasonable in a recent FAC order.

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

Vectren South Electric Dense Pack Filing
On September 14, 2011, Vectren South filed a petition with the IURC seeking recovery of and return on the capital investment in dense pack technology to improve the efficiency of its A.B. Brown Generating Station.  This investment is expected to be approximately $32 million over the next two years, of which approximately $25.5 million has been invested to date.  This technology is expected to allow the A.B. Brown units to run at least 5 percent more efficient, thereby burning less fuel, and reducing fuel costs and emissions of pollutants.  In the Company’s base rate order issued in April 2011, the IURC authorized deferred accounting treatment associated with this investment. As a result of a subsequent filing by the Company seeking a current recovery mechanism in lieu of the deferred accounting treatment, the IURC issued an order on July 11, 2012, denying the Company's request for a current recovery mechanism stating that dense pack technology does not qualify as advanced technology under the statute. Although the Company believes that the investment does meet the requirements of the statute that would have allowed for timely recovery, it does not plan to appeal the decision and will employ the deferred accounting treatment ordered in the Company's last base rate order discussed earlier.

Vectren North Reporting Location Consolidation Proceeding
Vectren North implemented a reporting location consolidation plan in 2011 and converted certain reporting locations into staging areas throughout the Vectren North territory.  On May 26, 2011, the International Brotherhood of Electrical Workers Local 1393, United Steel Workers Locals 12213 and 7441 and others (the “Complainants”) filed a formal complaint with the IURC claiming that implementation of the consolidation plan by Vectren North endangers public safety and impairs Vectren North's ability to provide adequate, safe and reliable service.  The Complainants asked the IURC to require Vectren North to reopen previously consolidated reporting locations and maintain and staff those locations.  A hearing in this case was held in February 2012 and the Company is awaiting the issuance of an order.

Results of Operations of the Nonutility Group

The Nonutility Group operates in four primary business areas: Infrastructure Services, Energy Services, Coal Mining, and Energy Marketing.  Infrastructure Services provides underground construction and repair.  Energy Services provides performance contracting and renewable energy services.  Coal Mining mines and sells coal.  Energy Marketing markets and supplies natural gas and provides energy management services.  There are also other legacy businesses that have invested in energy-related opportunities and services, real estate, and leveraged leases, among other investments.  The Nonutility Group supports the Company’s regulated utilities pursuant to service contracts by providing natural gas supply services, coal, and infrastructure services.  Nonutility Group earnings for the three and nine months ended September 30, 2012 and 2011 follow:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share amounts)	2012	2011	2012	2011
NET INCOME (LOSS)	$13.2	$7.6	$14.1	$3.4
CONTRIBUTION TO VECTREN BASIC EPS	$0.16	$0.09	$0.17	$0.04
NET INCOME (LOSS) ATTRIBUTED TO:
Infrastructure Services	$15.9	$11.9	$27.3	$11.1
Energy Services	2.6	2.3	0.9	1.6
Coal Mining	(2.2)	5.8	—	15.9
Energy Marketing
Vectren Source	—	(3.6)	—	1.0
ProLiance	(2.4)	(8.6)	(13.5)	(25.3)
Other Businesses	(0.7)	(0.2)	(0.6)	(0.9)

Infrastructure Services

Infrastructure Services provides underground construction and repair services through wholly-owned subsidiaries Miller Pipeline and Minnesota Limited, which was acquired on March 31, 2011.  Inclusive of holding company costs, earnings from Infrastructure Services' operations for the third quarter of 2012, were $15.9 million, compared to $11.9 million in the prior year's third quarter.  During the nine months ended September 30, 2012, earnings were $27.3 million, compared to $11.1 million year to date in 2011. Both the quarter and year to date increases in earnings reflect increased demand across all infrastructure business areas. The year to date period and the early part of the third quarter also benefited from warm, dry weather aiding favorable construction conditions.  Revenues year to date in 2012 were $449 million. These operations had year to date revenues in 2011 of $314 million, including $21 million from Minnesota Limited prior to its acquisition on March 31, 2011. While favorable weather may have caused some annual utility capital expenditure budgets to be advanced earlier in the year, construction activity has remained strong in 2012 and is expected to continue as utilities and pipeline operators replace their aging natural gas and oil pipeline infrastructure and as the demand for shale gas and oil infrastructure becomes more prevalent.

As an example, Infrastructure Services was recently awarded a contract to construct an approximately 80 mile natural gas pipeline in the Bakken Shale area of North Dakota. It is expected this work will be completed by the end of the second quarter of 2013.

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

Energy Services

Energy Services provides energy performance contracting and renewable energy services through wholly-owned subsidiary Energy Systems Group, LLC (ESG).  Inclusive of holding company costs, Energy Services earned $2.6 million during the third quarter of 2012, compared to earnings of $2.3 million in the prior year's third quarter. Energy Services' operations earned $0.9 million during the nine months ended September 30, 2012, compared to earnings of $1.6 million in 2011.

Results in 2012 reflect reduced revenues which indicate some near-term slowing in demand for performance contracting projects due to current budgetary constraints on municipal and school customers. The increase for the quarter is due to recognition of tax deductions associated with energy efficiency projects completed in 2011 in accordance with IRS guidance released in 2012. As of September 30, 2012, performance contracting backlog was $87 million, compared to $100 million on September 30, 2011.  ESG placed three “build and own” anaerobic digester projects into service in 2012.  ESG continues to add to its employee base and footprint to position it for long-term growth in this sector as the national focus on energy conservation, renewable energy, and sustainability continues given the expected rise in power prices across the country.

Coal Mining

Coal Mining owns mines that produce and sell coal to the Company’s utility operations and to third parties through its wholly-owned subsidiary, Vectren Fuels, Inc. (Vectren Fuels).  Coal Mining, inclusive of holding company costs, operated at a loss of $2.2 million in the third quarter of 2012, compared to earnings of $5.8 million in 2011. Year to date in 2012, Coal Mining results are break even, compared to earnings of $15.9 million in the prior year.  Results were anticipated to be lower in 2012 due to reduced pricing for customers associated with contracts that had price reopener clauses effective for 2012. However, results in 2012 have also been negatively impacted by softness in the overall coal market due primarily to the mild winter heating weather and the impact of low natural gas prices. In addition, results were further negatively impacted by production reductions to better match sales and higher mining costs at the Prosperity mine due to a thin coal seam and other unfavorable mining conditions. These increased costs offset favorable cost per ton results at the Oaktown mine during 2012. The cost environment is favorable at Oaktown but has also been impacted by the reduced production driven by lower demand. Coal sales year to date in 2012 were 3.2 million tons, compared to 4.0 million tons last year. Through the nine months ended September 30, 2012, Coal Mining revenues were $172 million, a $49 million decrease compared to 2011.

Vectren Fuels continues negotiations with a number of customers regarding sales in 2012 and beyond. In the third quarter, Vectren Fuels contracted for additional term sales of significant tons to be delivered in each of 2013, 2014, and 2015. Including fourth quarter spot sales, 2012 coal sales are now estimated at 4.4 million tons. The impact of reduced demand for coal is expected to result in a loss from Coal Mining operations for the year ended December 31, 2012. The Company is maintaining production at lower levels to more closely match the current demand. Longer term, the Company continues to believe that reduced coal volumes available from Central Appalachia due to increased regulation and the large number of scrubbers to be installed throughout the United States, including the Midwest, coupled with moderate increases in natural gas prices from the very low levels experienced during the first half of 2012, should drive stronger demand for Illinois Basin coal. Changes in market conditions or other circumstances could cause actual results to be materially different from these expectations.

Coal Reserves
As of September 30, 2012, management estimates the Company’s total Illinois Basin coal reserves to be approximately 128 million tons.  Of this amount, approximately 39 million tons are attributable to the second mine at the Company's Oaktown mining complex that has not yet been placed into service. Construction is substantially complete. Vectren Fuels continues to assess when to open the second Oaktown mine in relation to current market conditions for this higher quality coal and thus it is not expected the mine will open in 2012.  However, once this mine is in production, Vectren Fuels underground mines are capable of producing about 7.5 million tons of coal per year.

Mine Safety Information
The Company, through Vectren Fuels, owns coal mines and related assets located in Indiana.  The Company has retained independent third party contract mining companies to operate its coal mines.  Five Star Mining LLC ("Five Star") is the contract mining company at the Prosperity underground mine and Black Panther Mining LLC ("Black Panther") is the contract mining company at the Oaktown underground mines.  The contract mining companies are the mine “operator”, as that term is used in both the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.  All employees at the coal mines are hired, supervised, and paid by the contract mining companies.  As the mine operator, the contract mining companies make all regulatory filings required by the MSHA.  In most circumstances, however, the cost of fines and penalties assessed by MSHA are contractually passed through from the contract mining company to Vectren Fuels.  The process of settling such claims can take years in certain circumstances.  During the nine months ended September 30, 2012, the Company paid approximately $0.4 million related to assessments issued to the mine operators.

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

Vectren Energy Marketing and Services, Inc (EMS), a wholly owned subsidiary, holds the Company’s investment in ProLiance.  Within the consolidated entity, EMS is responsible for certain financing costs associated with ProLiance and is also responsible for income taxes and allocated corporate expenses related to the Company’s portion of ProLiance’s results. During the three months ended September 30, 2012 and 2011, EMS’ results related to the Company’s share of ProLiance’s losses, which include financing costs income taxes, and other holding company costs, were a loss of approximately $2.4 million, compared to a loss of $8.6 million in 2011. During the nine months September 30, 2012 and 2011, results at EMS related to

ProLiance were a loss of approximately $13.5 million, compared to a loss of $25.3 million in 2011. The smaller losses primarily reflect the reduction in fixed demand costs for both storage and transportation contracts, plus better optimization margins due to improved seasonal spreads and higher pipeline utilization rates.

Efforts to lower the cost of pipeline and storage demand costs continue. Through negotiations and by dropping some uneconomical contracts as they expire, ProLiance has lowered its pipeline transportation and storage costs to approximately $55 million for all of 2012, compared to $73 million in 2011. The projected annual demand costs in 2013 are approximately $45 million, or $10 million lower than 2012. In addition to these reductions, additional opportunities exist to renegotiate or drop contracts with annual demand costs of $12 million by 2015. Changes in market conditions or other circumstances could cause actual demand costs to be materially different from this expectation. At September 30, 2012, ProLiance had approximately $134 million of members' equity on its balance sheet, no long-term debt outstanding and borrowings of $38 million on its new $120 million credit facility, which became effective in May 2012.

For the three months ended September 30, 2012 and 2011, the amounts recorded to Equity in (losses) of unconsolidated affiliates related to ProLiance’s operations totaled a pre-tax loss of $3.0 million and $11.9 million, respectively. For the nine months ended September 30, 2012 and 2011, the amounts recorded to Equity in (losses) of unconsolidated affiliates related to ProLiance’s operations totaled a pre-tax loss of $17.1 million and $34.9 million, respectively.

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

In late 2008, the project at the North site was halted due to subsurface and well-completion problems, resulting in an impairment charge related to the North site being recorded in 2009.  ProLiance’s ability to meet the needs of its customers has not been, nor does it expect it to be, impacted.  Approximately 12 Bcf of the storage at the South site, which comprises three of the four FERC certified caverns, is fully completed and tested.  As a result of the issues encountered at the North site, Liberty requested and the FERC approved the separation of the North site from the South site.  As of September 30, 2012 and December 31, 2011, ProLiance’s investment in Liberty approximated $34.9 million and $35.1 million, respectively.

Liberty received a Demand for Arbitration from Williams Midstream Natural Gas Liquids, Inc. (“Williams”) on February 8, 2011 related to a Sublease Agreement (“Sublease”) between Liberty and Williams at the North site.  Williams alleges that Liberty was negligent in its attempt to convert certain salt caverns to natural gas storage and thereby damaged the caverns.  Williams alleges damages of $56.7 million.  Liberty believes that it has complied with all of its obligations to Williams, including properly terminating the Sublease.  Liberty intends to vigorously defend itself and has asserted counterclaims substantially in excess of the amounts asserted by Williams.  As such, as of September 30, 2012, ProLiance has no material reserve recorded related to this matter and this litigation has not materially impacted ProLiance's results of operations or statement of financial position.

Vectren Source
In the three months ended September 30, 2011, retail energy marketer Vectren Source, which was sold on December 31, 2011, operated at a seasonal loss of $3.6 million. Year to date in 2011 earnings were $1.0 million.  Due to the seasonality of the retail gas marketing business and the mild weather, Vectren Source earned $2.8 million for the full year in 2011.

Impact of Recently Issued Accounting Guidance

Other Comprehensive Income (OCI)

In 2011, the FASB issued new accounting guidance regarding the presentation of comprehensive income within financial statements.  The new guidance will require entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements.  Under the two-statement approach, the first statement would include components of net income, which is consistent with the income statement format used today, and the second statement would include components of OCI.  The guidance does not change the items that must be reported in OCI.  The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and retrospective application is required.  The Company adopted this guidance, as amended for condensed quarterly reporting, for the quarterly reporting period ended March 31, 2012 by reporting comprehensive income as required.

Goodwill Testing

In September 2011, the FASB issued new accounting guidance regarding testing goodwill for impairment.  The new guidance will allow the Company an option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  Using the new guidance, the Company no longer would be required to calculate the fair value of a reporting unit unless the Company determines, based on that qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount.  The Company considered this option during its quarterly reporting period ended March 31, 2012 and concluded the continuation of the use of a quantitative approach is appropriate.

Fair Value Measurement and Disclosure

In May 2011, the FASB issued accounting guidance to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards (IFRS). The amendments are not intended to change the application of the current fair value requirements, but to clarify the application of existing requirements. The guidance does change particular principles or requirements for measuring fair value or disclosing information about fair value measurements. To improve consistency, language has been changed to ensure that U.S. GAAP and IFRS fair value measurement and disclosure requirements are described in the same way. The Company adopted this guidance for its quarterly reporting period ended March 31, 2012.  The adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.

Financial Condition

Within Vectren’s consolidated group, Utility Holdings primarily funds the short-term and long-term financing needs of the Utility Group operations, and Vectren Capital Corp (Vectren Capital) funds short-term and long-term financing needs of the Nonutility Group and corporate operations.  Vectren Corporation guarantees Vectren Capital’s debt, but does not guarantee Utility Holdings’ debt.  Vectren Capital’s long-term debt, including current maturities, and short-term obligations outstanding at September 30, 2012 approximated $375 million and $216 million, respectively.  Utility Holdings’ outstanding long-term and short-term borrowing arrangements are jointly and severally guaranteed by Indiana Gas, SIGECO, and VEDO.  Utility Holdings’ long-term debt, including current maturities, and short-term obligations outstanding at September 30, 2012 approximated $821 million and $100 million, respectively.  Additionally, prior to Utility Holdings’ formation, Indiana Gas and SIGECO funded their operations separately, and therefore, have long-term debt outstanding funded solely by their operations.  SIGECO will also occasionally issue tax exempt debt to fund qualifying pollution control capital expenditures.  Total Indiana Gas and SIGECO long-term debt, including current maturities, outstanding at September 30, 2012, approximated $387 million.

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

The credit ratings of the senior unsecured debt of Utility Holdings and Indiana Gas, at September 30, 2012, are A-/A3 as rated by Standard and Poor's Ratings Services (Standard and Poor’s) and Moody’s Investors Service (Moody’s), respectively.  The credit ratings on SIGECO's secured debt are A/A1.  Utility Holdings’ commercial paper has a credit rating of A-2/P-2.  The current outlook of both Moody’s and Standard and Poor’s is stable.  A security rating is not a recommendation to buy, sell, or hold securities.  The rating is subject to revision or withdrawal at any time, and each rating should be evaluated independently of any other rating.  Standard and Poor’s and Moody’s lowest level investment grade rating is BBB- and Baa3, respectively.

The Company’s consolidated equity capitalization objective is 45-55 percent of long-term capitalization.  This objective may have varied, and will vary, depending on particular business opportunities, capital spending requirements, execution of long-term financing plans, and seasonal factors that affect the Company’s operations.  The Company’s equity component was 49 percent and 47 percent of long-term capitalization at September 30, 2012 and December 31, 2011, respectively.  Long-term capitalization includes long-term debt, including current maturities and debt subject to tender, as well as common shareholders’ equity.

Both long-term and short-term borrowing arrangements contain customary default provisions; restrictions on liens, sale-leaseback transactions, mergers or consolidations, and sales of assets; and restrictions on leverage, among other restrictions.  Multiple debt agreements contain a covenant that the ratio of consolidated total debt to consolidated total capitalization will not exceed 65 percent.  As of September 30, 2012, the Company was in compliance with all debt covenants.

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

Consolidated Short-Term Borrowing Arrangements

At September 30, 2012, the Company has $600 million of short-term borrowing capacity, including $350 million for the Utility Group and $250 million for the wholly owned Nonutility Group and corporate operations.  As reduced by borrowings currently outstanding, approximately $250 million million was available for the Utility Group operations and approximately $34 million was available for the wholly owned Nonutility Group and corporate operations.  On November 1, 2012, Vectren Capital entered into a $100 million three year term loan agreement. The proceeds from this debt transaction were used to repay short-term borrowings, and as a result, free up capacity on the $250 million credit facility. Both Vectren Capital’s and Utility Holdings’ short-term credit facilities were renewed in November 2011 and are available through September 2016.  These facilities are used to supplement working capital needs and also to fund capital investments and debt redemptions until financed on a long-term basis.  Liquidity was increased by the $100 million Utility Holdings debt issuance in February 2012, the net proceeds of which were used to repay short-term indebtedness.  Nonutility long-term debt totaling $35 million matured on April 25, 2012 and was replaced with short-term borrowings. Additional nonutility long-term debt of $25 million is to mature on December 15, 2012 and in the near term is expected to be replaced with short-term debt.

The Company has historically funded the short-term borrowing needs of Utility Holdings’ operations through the commercial paper market and expects to use the Utility Holdings short-term borrowing facility in instances where the commercial paper market is not efficient.  Following is certain information regarding these short-term borrowing arrangements.

	Utility Group Borrowings		Nonutility Group Borrowings
(In millions)	2012	2011	2012	2011
Nine Months Ended September 30
Balance Outstanding	$100.1	$38.3	$216.1	$178.1
Weighted Average Interest Rate	0.46%	0.41%	1.42%	2.03%
Nine Months Ended September 30 Average
Balance Outstanding	$69.5	$14.0	$149.2	$110.6
Weighted Average Interest Rate	0.48%	0.40%	1.46%	2.01%
Maximum Month End Balance Outstanding	$100.1	$42.5	$216.1	$178.1

	Utility Group Borrowings		Nonutility Group Borrowings
(In millions)	2012	2011	2012	2011
Quarterly Average - September 30
Balance Outstanding	$63.8	$18.8	$204.2	$152.9
Weighted Average Interest Rate	0.47%	0.41%	1.47%	2.01%
Maximum Month End Balance Outstanding	$100.1	$38.3	$216.1	$178.1

ProLiance Short-Term Borrowing Arrangements

ProLiance, a nonutility energy marketing affiliate of the Company, has separate borrowing capacity available through a syndicated credit facility.  On May 18, 2012, ProLiance entered into a two year asset based credit facility with a total capacity of $120 million. The level of capacity is also subject to outstanding letters of credit and current inventory and receivable balances. As of September 30, 2012, approximately $38 million in borrowings were outstanding.  The facility is not guaranteed by Vectren or Citizens.

New Share Issues

The Company may periodically issue new common shares to satisfy the dividend reinvestment plan, stock option plan and other employee benefit plan requirements.  New issuances added additional liquidity of $5.6 million and $5.2 million in the nine months ended September 30, 2012 and 2011, respectively.

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

Potential Uses of Liquidity

Pension Funding Obligations

Management currently estimates contributing approximately $15 million to qualified pension plans in 2012, with contributions totaling $11.1 million having been made in the nine months ended September 30, 2012.

Corporate Guarantees
The Company issues parent level guarantees to certain vendors and customers of its wholly owned subsidiaries and unconsolidated affiliates.  These guarantees do not represent incremental consolidated obligations; rather, they represent parental guarantees of subsidiary and unconsolidated affiliate obligations in order to allow those subsidiaries and affiliates the flexibility to conduct business without posting other forms of collateral.  At September 30, 2012, parent level guarantees support a maximum of $25 million of ESG’s performance contracting commitments and warranty obligations and $28 million of other project guarantees.  The broader scope of ESG’s performance contracting obligations, including those not guaranteed by the parent company, are described below.  In addition, the parent company has approximately $25 million of other guarantees outstanding supporting other consolidated subsidiary operations, of which $19 million represent letters of credit supporting other nonutility operations.  Guarantees issued and outstanding on behalf of unconsolidated affiliates approximated $3 million at September 30, 2012.  These guarantees relate primarily to arrangements between ProLiance and various natural gas pipeline operators.  The Company has not been called upon to satisfy any obligations pursuant to these parental guarantees and has accrued no significant liabilities related to these guarantees.

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

Specific to ESG, in its role as a general contractor in the performance contracting industry, at September 30, 2012, there are 68 open surety bonds supporting future performance.  The average face amount of these obligations is $4.9 million, and the largest obligation has a face amount of $57.3 million.  The maximum exposure from these obligations is limited by the level of work already completed and guarantees issued to ESG by various subcontractors. At September 30, 2012, approximately 56 percent of work was completed on projects with open surety bonds.  A significant portion of these open surety bonds will be released within one year.  In instances where ESG operates facilities, project guarantees extend over a longer period.  In addition to its performance obligations, ESG also warrants the functionality of certain installed infrastructure generally for one year and the associated energy savings over a specified number of years.  The Company has no significant accruals for these warranty obligations as of September 30, 2012.

Other Letters of Credit

As of September 30, 2012, Utility Holdings has letters of credit outstanding in support of two SIGECO tax exempt adjustable rate first mortgage bonds totaling $41.7 million.  In the unlikely event the letters of credit were called, the Company could settle with the financial institutions supporting these letters of credit with general assets or by drawing from its credit facility that expires in September 2016.  Due to the long-term nature of the credit agreement, such debt is classified as long-term at September 30, 2012.

Planned Capital Expenditures & Investments

Utility capital expenditures are estimated at $67 million for the remainder of 2012.  Nonutility capital expenditures and investments are estimated at $40 million for the remainder of 2012.

Comparison of Historical Sources & Uses of Liquidity

Operating Cash Flow

The Company's primary source of liquidity to fund working capital requirements has been cash generated from operations, which totaled $293.8 million and $291.5 million for the nine months ended September 30, 2012 and 2011, respectively.  While overall cash flow from operations was relatively flat year over year, the reduced cash flow related to growth of regulatory assets and working capital changes from Vectren Source, which was sold on December 31, 2011 was partially offset by increased earnings and lower contributions to pension and postretirement plans in 2012.

Financing Cash Flow

Net cash flow required for financing activities was $29.3 million during the nine months ended September 30, 2012 compared to proceeds of $15.1 million in 2011. Financing activity in 2012 primarily reflects the $100 million debt issuance by Utility Holdings, the payment of dividends, and repayment of short-term borrowings. Short term borrowings grew in 2011 due primarily to cash needs to acquire Minnesota Limited.

Investing Cash Flow

Cash flow required for investing activities was $266.1 million and $310.6 million during the nine months ended September 30, 2012 and 2011, respectively.  The prior year investing activities reflect the purchase of Minnesota Limited which totaled $83.4 million.  The current year period reflects an approximate $47 million increase in cash required for capital expenditures.  Warm, dry weather during the first nine months of 2012 allowed for greater capital expenditures for bare steel/cast iron projects.  In addition, there have been greater requirements for nonutility equipment due to growth in the Infrastructure Services segment and investments in the Company’s Oaktown 2 mine.

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

•
Catastrophic events such as fires, earthquakes, explosions, floods, ice storms, tornadoes, terrorist acts, cyber attacks, or other similar occurrences could adversely affect Vectren’s facilities, operations, financial condition and results of operations.

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

ITEM 4.  CONTROLS AND PROCEDURES

Changes in Internal Controls over Financial Reporting

During the quarter ended September 30, 2012, there have been no changes to the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of September 30, 2012, the Company conducted an evaluation under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness and the design and operation of the Company's disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of September 30, 2012, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is:
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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Periodically, the Company purchases shares from the open market to satisfy share requirements associated with the Company’s share-based compensation plans; however, no such open market purchases were made during the quarter ended September 30, 2012.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
Not Applicable

ITEM 4.  MINE SAFETY DISCLOSURES
Not Applicable

ITEM 5.  OTHER INFORMATION

On November 1, 2012, Vectren Capital entered into a $100 million three year term loan agreement. Loans under the term loan agreement bear interest at either a Eurodollar rate or base rate, plus a fixed adder, as defined in the loan agreement, based on the Company's credit rating. The proceeds from this debt transaction were used to repay short-term borrowings outstanding under Vectren Capital's credit facility. The loan agreement is guaranteed by Vectren Corporation and includes customary representations, warranties and covenants, including a leverage covenant consistent with leverage covenants contained in other Vectren Capital borrowing arrangements. The loan agreement is attached herewith as exhibit 10.1.

ITEM 6.  EXHIBITS

Exhibits and Certifications

10.1 Vectren Capital Three Year Term Loan Agreement

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

VECTREN CORPORATION
Registrant

November 6, 2012	/s/Jerome A. Benkert, Jr.
Jerome A. Benkert, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/M. Susan Hardwick
M. Susan Hardwick
Vice President, Controller and Assistant Treasurer
(Principal Accounting Officer)