Form 10-Q
period 2013-06-30
VECTREN CORP
filed 2013-08-01
CIK 1096385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes    ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock- Without Par Value	82,315,558	July 31, 2013
Class	Number of Shares	Date

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
IURC: Indiana Utility Regulatory Commission

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VECTREN CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited – In millions)

	June 30, 2013	December 31, 2012
ASSETS
Current Assets
Cash & cash equivalents	$5.9	$19.5
Accounts receivable - less reserves of $7.6 & $6.8, respectively	231.7	216.7
Accrued unbilled revenues	84.0	185.0
Inventories	133.9	158.6
Recoverable fuel & natural gas costs	18.6	25.3
Prepayments & other current assets	85.2	73.3
Total current assets	559.3	678.4
Utility Plant
Original cost	5,265.0	5,176.8
Less: accumulated depreciation & amortization	2,104.4	2,057.2
Net utility plant	3,160.6	3,119.6
Investments in unconsolidated affiliates	25.5	78.1
Other utility & corporate investments	35.8	34.6
Other nonutility investments	35.5	24.9
Nonutility plant - net	616.2	598.0
Goodwill - net	262.3	262.3
Regulatory assets	253.1	252.7
Other assets	37.0	40.5
TOTAL ASSETS	$4,985.3	$5,089.1

The accompanying notes are an integral part of these consolidated condensed financial statements.

VECTREN CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited – In millions)

	June 30, 2013	December 31, 2012
LIABILITIES & SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$117.9	$180.6
Accounts payable to affiliated companies	—	29.7
Accrued liabilities	175.2	198.8
Short-term borrowings	297.8	278.8
Current maturities of long-term debt	130.7	106.4
Total current liabilities	721.6	794.3
Long-term Debt - Net of Current Maturities	1,477.8	1,553.4
Deferred Income Taxes & Other Liabilities
Deferred income taxes	669.3	637.2
Regulatory liabilities	376.4	364.2
Deferred credits & other liabilities	221.9	213.9
Total deferred credits & other liabilities	1,267.6	1,215.3
Commitments & Contingencies (Notes 7, 9-11)
Common Shareholders' Equity
Common stock (no par value) – issued & outstanding 82.3 & 82.2 shares, respectively	704.5	700.5
Retained earnings	815.4	829.9
Accumulated other comprehensive (loss)	(1.6)	(4.3)
Total common shareholders' equity	1,518.3	1,526.1
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$4,985.3	$5,089.1

The accompanying notes are an integral part of these consolidated condensed financial statements.

VECTREN CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited – in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
OPERATING REVENUES
Gas utility	$138.0	$116.0	$453.9	$408.3
Electric utility	154.7	149.3	304.2	288.7
Nonutility	238.3	205.3	473.5	378.2
Total operating revenues	531.0	470.6	1,231.6	1,075.2
OPERATING EXPENSES
Cost of gas sold	50.7	31.8	207.9	168.9
Cost of fuel & purchased power	53.9	47.0	104.1	91.7
Cost of nonutility revenues	77.3	57.6	163.7	117.1
Other operating	209.4	188.4	425.0	361.6
Depreciation & amortization	68.8	63.4	135.0	127.0
Taxes other than income taxes	13.0	12.2	31.2	28.8
Total operating expenses	473.1	400.4	1,066.9	895.1
OPERATING INCOME	57.9	70.2	164.7	180.1
OTHER INCOME (EXPENSE)
Equity in (losses) of unconsolidated affiliates	(50.6)	(6.6)	(57.3)	(14.2)
Other income – net	3.6	1.2	6.5	4.5
Total other expense	(47.0)	(5.4)	(50.8)	(9.7)
INTEREST EXPENSE	21.5	23.9	45.0	47.9
INCOME (LOSS) BEFORE INCOME TAXES	(10.6)	40.9	68.9	122.5
INCOME TAXES	(4.8)	15.3	24.9	45.6
NET INCOME (LOSS)	$(5.8)	$25.6	$44.0	$76.9
AVERAGE COMMON SHARES OUTSTANDING	82.3	82.0	82.3	82.0
DILUTED COMMON SHARES OUTSTANDING	82.3	82.1	82.4	82.0
EARNINGS (LOSS) PER SHARE OF COMMON STOCK:
BASIC	$(0.07)	$0.31	$0.53	$0.94
DILUTED	$(0.07)	$0.31	$0.53	$0.94
DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$0.355	$0.350	$0.710	$0.700

The accompanying notes are an integral part of these consolidated condensed financial statements.

VECTREN CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited – in millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income (loss)	$(5.8)	$25.6	$44.0	$76.9
Accumulated other comprehensive income (AOCI) of unconsolidated affiliates
Net amount arising during the year before tax	4.3	3.1	4.5	6.0
Income taxes related to items of other comprehensive income	(1.7)	(1.6)	(1.8)	(2.9)
AOCI of unconsolidated affiliates, net of tax	2.6	1.5	2.7	3.1
Remeasurement of postretirement benefit obligation	—	1.1	—	1.1
Total comprehensive income (loss)	$(3.2)	$28.2	$46.7	$81.1

The accompanying notes are an integral part of these consolidated condensed financial statements.

VECTREN CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited – In millions)

	Six Months Ended
	June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$44.0	$76.9
Adjustments to reconcile net income to cash from operating activities:
Depreciation & amortization	135.0	127.0
Deferred income taxes & investment tax credits	25.7	32.9
Equity in losses of unconsolidated affiliates	57.3	14.2
Provision for uncollectible accounts	3.9	3.9
Expense portion of pension & postretirement benefit cost	4.5	5.1
Other non-cash charges - net	4.8	5.6
Changes in working capital accounts:
Accounts receivable & accrued unbilled revenues	82.1	74.7
Inventories	24.7	(17.7)
Recoverable/refundable fuel & natural gas costs	6.7	2.8
Prepayments & other current assets	(11.5)	16.9
Accounts payable, including to affiliated companies	(99.4)	(70.3)
Accrued liabilities	(13.5)	(18.6)
Unconsolidated affiliate dividends	0.3	—
Employer contributions to pension & postretirement plans	(6.8)	(10.2)
Changes in noncurrent assets	(4.6)	(3.5)
Changes in noncurrent liabilities	1.7	(4.5)
Net cash provided by operating activities	254.9	235.2
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from:
Long-term debt, net of issuance costs	122.3	99.5
Dividend reinvestment plan & other common stock issuances	3.8	3.6
Requirements for:
Dividends on common stock	(58.4)	(57.4)
Retirement of long-term debt	(176.5)	(36.9)
Other financing activities	0.1	—
Net change in short-term borrowings	19.0	(65.9)
Net cash used in financing activities	(89.7)	(57.1)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from investing activities	3.0	7.6
Requirements for:
Capital expenditures, excluding AFUDC equity	(171.4)	(188.5)
Other investments	(10.4)	(0.2)
Net cash used in investing activities	(178.8)	(181.1)
Net change in cash & cash equivalents	(13.6)	(3.0)
Cash & cash equivalents at beginning of period	19.5	8.6
Cash & cash equivalents at end of period	$5.9	$5.6

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

Indiana Gas provides energy delivery services to approximately 573,000 natural gas customers located in central and southern Indiana.  SIGECO provides energy delivery services to approximately 142,000 electric customers and approximately 110,000 gas customers located near Evansville in southwestern Indiana.  SIGECO also owns and operates electric generation assets to serve its electric customers and optimizes those assets in the wholesale power market.  Indiana Gas and SIGECO generally do business as Vectren Energy Delivery of Indiana.  VEDO provides energy delivery services to approximately 313,000 natural gas customers located near Dayton in west-central Ohio.

The Company, through Vectren Enterprises, Inc. (Enterprises), is involved in nonutility activities in three primary business areas:  Infrastructure Services, Energy Services, and Coal Mining.  Infrastructure Services provides underground pipeline construction and repair services.  Energy Services provides performance contracting and renewable energy services.  Coal Mining owns, and through its contract miners, mines and then sells coal.  Enterprises also has other legacy businesses that have invested in energy-related opportunities and services, real estate, and a leveraged lease, among other investments.  All of the above are collectively referred to as the Nonutility Group.  Enterprises supports the Company's regulated utilities by providing infrastructure services and coal. Prior to June 18, 2013, the Company, through Enterprises, was involved in nonutility activities in its Energy Marketing business area. Energy Marketing marketed and supplied natural gas and provided energy management services through ProLiance Holdings, LLC (ProLiance). Pursuant to service contracts, Energy Marketing provided the Company's regulated utilities natural gas supply services.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share data)	2013	2012	2013	2012
Numerator:
Reported net income (loss) (Numerator for Basic and Diluted EPS)	$(5.8)	$25.6	$44.0	$76.9
Denominator:
Weighted average common shares outstanding (Denominator for Basic EPS)	82.3	82.0	82.3	82.0
Conversion of share based compensation arrangements	—	0.1	0.1	—
Adjusted weighted average shares outstanding and
assumed conversions outstanding (Denominator for Diluted EPS)	82.3	82.1	82.4	82.0

Basic EPS	$(0.07)	$0.31	$0.53	$0.94
Diluted EPS	$(0.07)	$0.31	$0.53	$0.94

For the three months ended June 30, 2013, the Company produced a net loss. As a result, stock options and equity based instruments of 92,436 were not included in the computation of diluted earnings per share as these shares were antidilutive. For the six months ended June 30, 2013, and for the three and six months ended June 30, 2012 , all options and equity based instruments were dilutive.

4.	Excise and Utility Receipts Taxes

Excise taxes and a portion of utility receipts taxes are included in rates charged to customers.  Accordingly, the Company records these taxes received, which totaled $5.4 million and $5.0 million in the three months ended June 30, 2013 and 2012, respectively, as a component of operating revenues. During the six months ended June 30, 2013 and 2012, these taxes totaled $16.1 million and $14.3 million, respectively. Expenses associated with excise and utility receipts taxes are recorded as a component of Taxes other than income taxes.

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

	Three Months Ended
	June 30,
	Pension Benefits		Other Benefits
(In millions)	2013	2012	2013	2012
Service cost	$2.2	$1.9	$0.1	$0.1
Interest cost	3.7	3.9	0.5	0.8
Expected return on plan assets	(5.5)	(5.3)	—	—
Amortization of prior service cost	0.3	0.4	(0.8)	(0.4)
Amortization of transitional obligation	—	—	—	0.2
Amortization of actuarial loss	2.5	1.7	0.2	0.2
Net periodic benefit cost	$3.2	$2.6	$—	$0.9

	Six Months Ended
	June 30,
	Pension Benefits		Other Benefits
(In millions)	2013	2012	2013	2012
Service cost	$4.3	$3.8	$0.2	$0.2
Interest cost	7.4	7.8	1.0	1.7
Expected return on plan assets	(11.0)	(10.6)	—	—
Amortization of prior service cost	0.7	0.8	(1.6)	(0.6)
Amortization of transitional obligation	—	—	—	0.5
Amortization of actuarial loss	5.0	3.4	0.4	0.3
Net periodic benefit cost	$6.4	$5.2	$—	$2.1

Employer Contributions to Qualified Pension Plans
Currently, the Company expects to contribute approximately $10.0 million to qualified pension plans for 2013.  During the six months ended June 30, 2013, contributions of $5.0 million have been made.

6.	Supplemental Cash Flow Information

As of June 30, 2013 and December 31, 2012, the Company has accruals related to utility and nonutility plant purchases totaling approximately $11.8 million and $11.1 million, respectively.

7.    ProLiance Holdings, LLC

The Company has an investment in ProLiance, a nonutility affiliate of Vectren and Citizens Energy Group (Citizens). On June 18, 2013, ProLiance exited the natural gas marketing business through the disposition of certain of the net assets of its energy marketing business, ProLiance Energy, LLC (ProLiance Energy). ProLiance Energy provided services to a broad range of municipalities, utilities, industrial operations, schools, and healthcare institutions located throughout the Midwest and Southeast United States.  ProLiance Energy’s customers included, among others, Vectren’s Indiana utilities as well as Citizens’ utilities.  Consistent with its ownership percentage, Vectren is allocated 61 percent of ProLiance’s profits and losses; however, governance and voting rights remain at 50 percent for each member, and therefore, the Company accounts for its investment in ProLiance using the equity method of accounting.

As disclosed during the first quarter of 2013, analysis and evaluation of strategic alternatives related to the Company's investment in ProLiance were ongoing. On June 18, 2013, ProLiance exited the natural gas marketing business through the disposition of certain of the net assets, along with the long term pipeline and storage commitments, of its gas marketing subsidiary, ProLiance Energy to a subsidiary of Energy Transfer Partners, ETC Marketing, Ltd (ETC). As a result of this transaction and subject to any final adjustment for working capital, the Company recorded its share of the loss on the disposition, termination of long term pipeline and storage commitments, and related transaction and other costs totaling $43.6 million pre-tax, or $26.8 million net of tax, during the second quarter of 2013. ProLiance funded an estimated equity shortfall at ProLiance Energy of $16.6 million at the time of the sale. To fund this estimated shortfall, the Company issued a note to ProLiance for its 61 percent ownership share of the $16.6 million shortfall, or $10.1 million, which was utilized by ProLiance to invest additional equity in ProLiance Energy. This interest-bearing note is classified as Other nonutility investments in the Consolidated Condensed Balance Sheets.

In addition, in connection with the sale, the Company and Citizens issued a guarantee to ETC. The guarantee issued by the Company and Citizens is a backup guarantee to the $50.0 million guarantee issued by ProLiance to ETC, and provides for a maximum guarantee of $30.0 million, or $18.3 million for the Company's 61 percent ownership share, and extends until 2016. This guarantee will be called upon only in the event of default as defined in the asset sale agreement and only if the ProLiance guarantee is not sufficient to satisfy the relevant obligations. Although there can be no assurance that these guarantees will not be called upon, the Company believes that the likelihood that the Company or ProLiance will be called upon to satisfy any obligations pursuant to these guarantees is remote.

As part of the transaction discussed above, ProLiance filed two petitions with the FERC seeking waivers of certain capacity release regulations. Under the first petition ProLiance sought to permanently release pipeline capacity to Energy Transfer Partners that is used to provide service to retail customers. Under the second petition, ProLiance sought the same type of waiver in order to permanently release back to the utilities the pipeline contracts used to provide supply services to the Vectren utilities. The FERC has granted both requested waivers. Energy Transfer Partners has taken assignment of the Portfolio Administration Agreements (PAAs) pursuant to which the utilities receive gas supply. With the receipt of the FERC waivers and upon transfer of the pipeline contracts to the utilities, the utilities will enter into an Asset Management Agreement (AMA) and temporarily release the pipeline contracts to ETC. ETC will fulfill the requirements of the PAAs through their remaining term ending in March 2016.

ProLiance Summarized Financial Information

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2013	2012	2013	2012
Summarized statement of operations information:
Revenues	$237.6	$175.1	$545.8	$527.8
Operating (loss)	(14.0)	(10.3)	(22.8)	(21.2)
Loss on disposition of certain ProLiance Energy assets	(64.2)	—	(64.2)	—
ProLiance's net (loss)	(78.5)	(10.8)	(88.3)	(23.2)

	As of
	June 30,	December 31,
(In millions)	2013	2012
Summarized balance sheet information:
Current assets	$98.5	$279.7
Noncurrent assets	47.7	55.6
Current liabilities	91.0	215.1
Noncurrent liabilities	16.6	0.3
Members' equity	36.0	124.3
Accumulated other comprehensive (loss)	(0.2)	(7.5)
Noncontrolling interest	2.8	3.1

Vectren records its 61 percent ownership share of ProLiance’s results in Equity in (losses) of unconsolidated affiliates.  Interest expense and income taxes associated with the investment are recorded separately within the statements of operations in those line items. The amounts recorded to Equity in (losses) of unconsolidated affiliates related to ProLiance’s results totaled a pre-

tax loss of $50.6 million and $6.5 million for the three months ended June 30, 2013 and 2012, respectively, and for the six months ended June 30, 2013 and 2012, such pre-tax losses totaled $56.6 million and $14.1 million, respectively. As of June 30, 2013 and December 31, 2012, the Company's investment balance is $21.8 million and $73.9 million, respectively. The remaining investment at June 30, 2013 is as follows and reflects that it relates primarily to ProLiance's investment in LA Storage, formerly named Liberty Gas Storage, LLC (Liberty) discussed below.

As of
June 30,
(In millions)	2013
ProLiance Energy	$2.5
Midstream assets and cash from sale of
storage assets	7.8
Liberty	21.6
Total investment in ProLiance	$31.9
Included in:
Investments in unconsolidated affiliates	$21.8
Other nonutility investments	$10.1

Investment in Liberty
Liberty, a joint venture between ProLiance and a subsidiary of Sempra Energy (SE), is a development project for salt-cavern natural gas storage facilities.  ProLiance is the minority member with a 25 percent interest, which it accounts for using the equity method.  The project was expected to include 17 Bcf of capacity in its North site, and an additional capacity of at least 17 Bcf at the South site.  The South site also has the potential for further expansion.  The Liberty pipeline system is currently connected with several interstate pipelines, including the Cameron Interstate Pipeline operated by Sempra Pipelines & Storage, and will connect area liquefied natural gas regasification terminals to an interstate natural gas transmission system and storage facilities.

In late 2008, the project at the North site was halted due to subsurface and well-completion problems, which resulted in Liberty recording a $132 million impairment charge. The Company, through ProLiance, recorded its share of the charge in 2009. As a result of the issues encountered at the North site, Liberty requested and the FERC approved the separation of the North site from the South site.  Approximately 12 Bcf of the storage at the South site, which comprises three of the four FERC certified caverns, is fully tested but additional work is required to connect the caverns to the pipeline system.  As of June 30, 2013 and December 31, 2012, ProLiance’s investment in Liberty was $35.4 million and $35.5 million, respectively.

Liberty received a demand for Arbitration from Williams Midstream Natural Gas Liquids, Inc. (“Williams”) on February 8, 2011 related to a Sublease Agreement (“Sublease”) between Liberty and Williams at the North site.  Williams alleges that Liberty was negligent in its attempt to convert certain salt caverns to natural gas storage and thereby damaged the caverns.  Williams alleges damages of $56.7 million.  Liberty believes that it has complied with all of its obligations to Williams, including properly terminating the Sublease.  Liberty intends to vigorously defend itself and has asserted counterclaims substantially in excess of the amounts asserted by Williams.  As such, as of June 30, 2013, ProLiance has no material reserve recorded related to this matter and this litigation has not materially impacted ProLiance's results of operations or statement of financial position.

Transactions with ProLiance
Purchases of natural gas from ProLiance for resale and for injections into storage for the three months ended June 30, 2013 and 2012 totaled $92.9 million and $50.2 million, respectively, and for the six months ended June 30, 2013 and 2012, totaled $200.5 million and $129.7 million.  The Company did not have any amounts owed to ProLiance for those purchases at June 30, 2013 and amounts owed to ProLiance at December 31, 2012 were $29.7 million and are included in Accounts payable to affiliated companies in the Consolidated Condensed Balance Sheets.

8.    Financing Activities

SIGECO 2013 Debt Refund and Reissuance
During the second quarter of 2013, approximately $111 million of SIGECO's tax-exempt long-term debt was redeemed at par plus accrued interest. Approximately $62 million of tax-exempt long-term debt was reissued on April 26, 2013 at interest rates that are fixed to maturity, receiving proceeds, net of issuance costs, of approximately $60 million. The terms are $22.2 million at 4.00 percent per annum due in 2038, and $39.6 million at 4.05 percent per annum due in 2043. The remaining approximately $49 million of the called debt is held by Utility Holdings and planned for remarketing in the third quarter of 2013.

Utility Holdings Debt Transactions
On April 1, 2013, VUHI executed an early redemption at par of $121.6 million 6.25 percent senior unsecured notes due in 2039. This debt was refinanced on June 5, 2013, with proceeds from a private placement note purchase agreement entered into on December 20, 2012 with a delayed draw feature. It provides for the following tranches of notes: (i) $45 million 3.20 percent senior guaranteed notes, due June 5, 2028 and (ii) $80 million 4.25 percent senior guaranteed notes, due June 5, 2043.  The notes are unconditionally guaranteed by Indiana Gas Company, Inc., Southern Indiana Gas and Electric Company and Vectren Energy Delivery of Ohio, Inc.

On July 25, 2013, VUHI announced that it priced $150 million 10-year senior unsecured notes. The notes were sold to various institutional investors through the private placement market and included a delayed draw feature. VUHI will issue $150 million of 3.72 percent senior notes due December 5, 2023. The proceeds received from the issuance of the senior notes will be used to refinance $100 million of existing 5.25 percent senior notes that mature August 1, 2013, for capital expenditures, and for general corporate purposes. Subject to the satisfaction of customary conditions precedent, the notes will be funded on or about December 5, 2013, as a result of the delayed draw feature. As of June 30, 2013 the $100 million was classified as Current maturities of long-term debt.

9.	Commitments & Contingencies

Corporate Guarantees
The Company issues parent level guarantees to certain vendors and customers of its wholly-owned subsidiaries.  These guarantees do not represent incremental consolidated obligations; rather, they represent parental guarantees of subsidiary obligations in order to allow those subsidiaries the flexibility to conduct business without posting other forms of collateral.  At June 30, 2013, parent level guarantees support a maximum of $25 million of Energy System Group’s (ESG) performance contracting commitments and warranty obligations and $45 million of other project guarantees.  The broader scope of ESG’s performance contracting obligations, including those not guaranteed by the parent company, are described below.  In addition, the parent company has approximately $26 million of other guarantees outstanding supporting other consolidated subsidiary operations, of which $20 million represent letters of credit supporting other nonutility operations. As disclosed in Note 7, a guarantee issued and outstanding to an unrelated party in connection with ProLiance's disposition of certain of the net assets of ProLiance Energy totaled $18.3 million at June 30, 2013.  Although there can be no assurance that these guarantees will not be called upon, the Company believes that the likelihood the Company will be called upon to satisfy any obligations pursuant to these guarantees is remote.

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

Specific to ESG, in its role as a general contractor in the performance contracting industry, at June 30, 2013, there are 52 open surety bonds supporting future performance.  The average face amount of these obligations is $5.5 million, and the largest obligation has a face amount of $57.3 million.  The maximum exposure from these obligations is limited by the level of work already completed and guarantees issued to ESG by various subcontractors. At June 30, 2013, approximately 56 percent of work was completed on projects with open surety bonds.  A significant portion of these open surety bonds will be released within one year.  In instances where ESG operates facilities, project guarantees extend over a longer period.  In addition to its performance obligations, ESG also warrants the functionality of certain installed infrastructure generally for one year and the associated energy savings over a specified number of years.  The Company has no significant accruals for these warranty obligations as of June 30, 2013. In addition, ESG has an $8 million stand-alone letter of credit facility and as of June 30, 2013, $3.4 million was outstanding.

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

Regulatory Treatment of Investments in Natural Gas Infrastructure Replacement
Vectren monitors and maintains its natural gas distribution system to ensure that natural gas is delivered in a safe and efficient manner. Vectren's natural gas utilities are currently engaged in replacement programs in both Indiana and Ohio, the primary purpose of which is preventive maintenance and continual renewal and operational improvement. Laws in both Indiana and Ohio were passed that expand the ability of utilities to recover certain costs of federally mandated projects and other infrastructure improvement projects, outside of a base rate proceeding.  Utilization of these recovery mechanisms is discussed below.

Ohio Recovery and Deferral Mechanisms
The PUCO order approving the Company's 2009 base rate case in the Ohio service territory authorized a distribution replacement rider (DRR). The DRR's primary purpose is recovery of investments in utility plant and related operating expenses associated with replacing bare steel and cast iron pipelines and certain other infrastructure. This rider is updated annually for qualifying capital expenditures and allows for a return to be earned on those capital expenditures based on the rate of return approved in the 2009 base rate case. In addition, deferral of depreciation and the ability to accrue debt-related post in service carrying costs is also allowed until the related capital expenditures are recovered through the DRR. The order also established a prospective bill impact evaluation on the annual deferrals, limiting the deferrals at a level which would equal a change over the prior year rate of $1.00 per residential and general service customer per month. To date, the Company has made capital investments under this rider totaling $94 million. Regulatory assets associated with post in service carrying costs and depreciation deferrals were $7.9 million and $6.5 million at June 30, 2013 and December 31, 2012, respectively. The DRR's initial five year term expires in early 2014. The Company filed in July 2013 a notice that it will request to extend the term of the DRR.

In June 2011, Ohio House Bill 95 was signed into law. Outside of a base rate proceeding, this legislation permits a natural gas company to apply for recovery of much of its capital expenditure program. The legislation also allows for the deferral of costs, such as depreciation, property taxes, and debt-related post in service carrying costs. On December 12, 2012, the PUCO issued an order approving the Company's initial application using this law, reflecting its $23.5 million capital expenditure program covering the fifteen month period ending December 31, 2012. Such capital expenditures include infrastructure expansion and improvements not covered by the DRR as well as expenditures necessary to comply with PUCO rules, regulations, orders, and system expansion to some new customers. The order also established a prospective bill impact evaluation on the cumulative deferrals, limiting the total deferrals at a level which would equal $1.50 per residential and general service customer per month. The Company will file annually for the accounting treatment described above for its annual capital expenditure program. Included in the notice filed in July 2013, the Company indicated an application will be filed in the near term seeking authority to expand the DRR to include recovery of other infrastructure investments to improve the reliability of its system.

Indiana Recovery and Deferral Mechanisms
The Company's Indiana natural gas utilities received orders in 2008 and 2007 associated with the most recent base rate cases. These orders authorized the deferral of financial impacts associated with bare steel and cast iron replacement activities. The orders provide for the deferral of depreciation and post in service carrying costs on qualifying projects totaling $20 million annually at Vectren North and $3 million annually at Vectren South. The debt-related post in service carrying costs are recognized in the Consolidated Condensed Statements of Operations currently. Such deferral is limited by individual qualifying project to three years after being placed into service at Vectren South and four years after being placed into service at Vectren North.

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

In April 2013, Senate Bill 560 was signed into law.  This legislation supplements Senate Bill 251 described above, which addressed federally-mandated investment, provides for cost recovery outside of a base rate proceeding for projects that either improve electric and gas system reliability and safety or are economic development projects that provide rural areas with access to gas service.  Provisions of the legislation require that, among other things, requests for recovery include a seven year project plan.  Once the plan is approved by the IURC, 80 percent of such costs are eligible for recovery using a periodic rate adjustment mechanism.  Recoverable costs include a return on and of the investment, as well as property taxes and operating expenses.  The remaining 20 percent of project costs are to be deferred for future recovery in the Company's next general rate case.  The adjustment mechanism is capped at an annual increase in retail revenues of no more than two percent.

Pipeline Safety Law
On January 3, 2012, the Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011 (Pipeline Safety Law) was signed into law. The Pipeline Safety Law, which reauthorizes federal pipeline safety programs through fiscal year 2015, provides for enhanced safety, reliability, and environmental protection in the transportation of energy products by pipeline. The law increases federal enforcement authority; grants the federal government expanded authority over pipeline safety; provides for new safety regulations and standards; and authorizes or requires the completion of several pipeline safety-related studies. The DOT is required to promulgate a number of new regulatory requirements over the next two years. Those regulations may eventually lead to further regulatory or statutory requirements.

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

Vectren North Pipeline Safety Investigation
On April 11, 2012, the IURC's pipeline safety division filed a complaint against Vectren North alleging several violations of safety regulations pertaining to damage that occurred at a residence in Vectren North's service territory during a pipeline replacement project. The Company negotiated a settlement with the IURC's pipeline safety division, agreeing to a fine and several modifications to the Company's operating policies. The amount of the fine was not material to the Company's financial results. The IURC approved the settlement but modified certain terms of the settlement and added a requirement that Company employees conduct inspections of pipeline excavations. The Company sought and was granted a request for rehearing on the sole issue related to the requirement to use Company employees to inspect excavations. The Company seeks further clarity on the scope of the requirement and the ability to also use contractors to perform certain inspections. The Company submitted testimony in the case in April 2013. A hearing will be conducted in November 2013.

11.	Environmental Matters

Indiana Senate Bill 251 is also applicable to federal environmental mandates impacting Vectren South's electric operations. The Company is currently evaluating the impact Senate Bill 251 may have on its operations, including applicability of the stricter regulations the EPA is currently considering involving air quality, fly ash disposal, cooling tower intake facilities, waste water discharges, and greenhouse gases. These issues are further discussed below.

Air Quality
Clean Air Interstate Rule / Cross-State Air Pollution Rule
In July 2011, the EPA finalized the Cross-State Air Pollution Rule (CSAPR).  CSAPR was the EPA’s response to the US Court of Appeals for the District of Columbia’s (the Court) remand of the Clean Air Interstate Rule (CAIR). CAIR was originally established in 2005 as an allowance cap and trade program that required reductions from coal-burning power plants for NOx emissions beginning January 1, 2009 and SO2 emissions beginning January 1, 2010, with a second phase of reductions in 2015. In an effort to address the Court’s finding that CAIR did not adequately ensure attainment of pollutants in certain downwind states due to unlimited trading of SO2 and NOx allowances, CSAPR reduced the ability of facilities to meet emission reduction targets through allowance trading.  Like CAIR, CSAPR set individual state caps for SO2 and NOx emissions. However, unlike CAIR in which states allocated allowances to generating units through state implementation plans, CSAPR allowances were allocated to individual units directly through the federal rule.  CSAPR reductions were to be achieved with initial step reductions beginning January 1, 2012, and final compliance to be achieved in 2014.  Multiple administrative and judicial challenges were filed. On December 30, 2011, the Court granted a stay of CSAPR and left CAIR in place pending its review. On August 21, 2012, the Court vacated CSAPR and directed the EPA to continue to administer CAIR. In October 2012, the EPA filed its request for a hearing before the full federal appeals court that struck down the CSAPR.  EPA's request for rehearing was denied by the Court on January 24, 2013. In March 2013, the EPA filed a petition for review with the US Supreme Court, and in June 2013 the Supreme Court agreed to review the lower court decision. A decision by the Supreme Court is expected in 2014. The Company remains in full compliance with CAIR (see additional information below "Conclusions Regarding Air Regulations").

Mercury and Air Toxics (MATS) Rule
On December 21, 2011, the EPA finalized the Utility MATS Rule.  The MATS Rule sets emission limits for hazardous air pollutants for existing and new coal-fired power plants and identifies the following broad categories of hazardous air pollutants:  mercury, non-mercury hazardous air pollutants (primarily arsenic, chromium, cobalt, and selenium), and acid gases (hydrogen cyanide, hydrogen chloride, and hydrogen fluoride).  The rule imposes mercury emission limits for two sub-categories of coal, and proposed surrogate limits for non-mercury and acid gas hazardous air pollutants. The EPA did not grant blanket compliance extensions, but asserted that states have broad authority to grant one year extensions for individual electric generating units where potential reliability impacts have been demonstrated.  Reductions are to be achieved within three years of publication of the final rule in the Federal register (April 2015).  Initiatives to suspend CSAPR’s implementation by the Congress also apply to the implementation of the MATS rule.  Multiple judicial challenges were filed and briefing is proceeding. The EPA agreed to reconsider MATS requirements for new construction. Such requirements are more stringent than those for existing plants. Utilities planning new coal-fired generation had argued standards outlined in the MATS could not be attained even using the best available control technology. The EPA issued its revised emission limits for new construction in March 2013.

Conclusions Regarding Air Regulations
To comply with Indiana’s implementation plan of the Clean Air Act, and other federal air quality standards, the Company obtained authority from the IURC to invest in clean coal technology.  Using this authorization, the Company invested approximately $411 million starting in 2001 with the last equipment being placed into service on January 1, 2010.  The pollution control equipment included Selective Catalytic Reduction (SCR) systems, fabric filters, and an SO2 scrubber at its generating facility that is jointly owned with Alcoa Generating Corporation (AGC), a subsidiary of ALCOA (the Company’s portion is 150 MW).  SCR technology is the most effective method of reducing NOx emissions where high removal efficiencies are required and fabric filters control particulate matter emissions.  The unamortized portion of the $411 million clean coal technology investment was included in rate base for purposes of determining SIGECO’s new electric base rates approved in the latest base rate order obtained April 27, 2011.  SIGECO’s coal fired generating fleet is 100 percent scrubbed for SO2 and 90 percent controlled for NOx.

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

The Company continues to review the sufficiency of its existing pollution control equipment in relation to the requirements described in the MATS Rule, the 2015 requirement imposed by CAIR, and the NOV discussed above.  Due to the correlation amongst the various requirements set forth, it is possible some operational modifications to the control equipment will be required. Additional capital investments, operating expenses, and possibly the purchase of emission allowances may be required and could be significant depending on the required method of compliance with the requirements.  The Company has not yet quantified what the additional costs may be associated with these efforts. However, as the compliance is required by government regulation, the Company believes that such additional costs, if incurred, should be recoverable under Senate Bill 251 referenced above.

Information Request
SIGECO and AGC own a 300 MW Unit 4 at the Warrick Power Plant as tenants in common.  AGC and SIGECO also share equally in the cost of operation and output of the unit.  In January 2013, AGC received an information request from the EPA under Section 114 of the Clean Air Act for historical operational information on the Warrick Power Plant. In April 2013, ALCOA filed a timely response to the information request.

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

Climate Change
In April 2007, the US Supreme Court determined that greenhouse gases (GHG's) meet the definition of "air pollutant" under the Clean Air Act and ordered the EPA to determine whether GHG emissions from motor vehicles cause or contribute to air pollution that may reasonably be anticipated to endanger public health or welfare.  In April 2009, the EPA published its proposed endangerment finding for public comment.  The proposed endangerment finding concludes that carbon emissions from mobile sources pose an endangerment to public health and the environment.  The endangerment finding was finalized in December 2009, and is the first step toward the EPA regulating carbon emissions through the existing Clean Air Act in the absence of specific carbon legislation from Congress.

The EPA has promulgated two GHG regulations that apply to the Company’s generating facilities.  In 2009, the EPA finalized a mandatory GHG emissions registry which requires the reporting of emissions.  The EPA has also finalized a revision to the Prevention of Significant Deterioration (PSD) and Title V permitting rules which would require facilities that emit 75,000 tons or more of GHG's a year to obtain a PSD permit for new construction or a significant modification of an existing facility.  The EPA's PSD and Title V permitting rules for GHG's were upheld by the US Court of Appeals for the District of Columbia. In 2012, the EPA proposed New Source Performance Standards (NSPS) for GHG's for new electric generating facilities under Clean Air Act Section 111(b). In July 2013, the President announced a Climate Action Plan, which calls on the EPA to re-propose and finalize the new source rule expeditiously, and by June 2014 propose, and by June 2015 finalize, NSPS standards for GHG's for existing electric generating units which would apply to Vectren's power plants. States must have their implementation plans to the EPA no later than June 2016. The President's Climate Action Plan did not provide any detail as to actual emission targets or compliance requirements. The Company anticipates that these initial standards will focus on power plant efficiency and other coal fleet carbon intensity reduction measures. The Company believes that such additional costs, if necessary, should be recoverable under Indiana Senate Bill 251 referenced above.

Numerous competing federal legislative proposals have also been introduced in recent years that involve carbon, energy efficiency, and renewable energy.  Comprehensive energy legislation at the federal level continues to be debated, but there has been little progress to date.  The progression of regional initiatives throughout the United States has also slowed.

Impact of Legislative Actions & Other Initiatives is Unknown
If regulations are enacted by the EPA or other agencies or if legislation requiring reductions in CO2 and other GHG's or legislation mandating a renewable energy portfolio standard is adopted, such regulation could substantially affect both the costs and operating characteristics of the Company’s fossil fuel generating plants, nonutility coal mining operations, and natural gas distribution businesses.  At this time and in the absence of final legislation or rulemaking, compliance costs and other effects associated with reductions in GHG emissions or obtaining renewable energy sources remain uncertain.  The Company has gathered preliminary estimates of the costs to control GHG emissions.  A preliminary investigation demonstrated costs to comply would be significant, first with regard to operating expenses and later for capital expenditures as technology becomes available to control GHG emissions.  However, these compliance cost estimates are based on highly uncertain assumptions, including allowance prices if a cap and trade approach were employed, and energy efficiency targets.  Costs to purchase allowances that cap GHG emissions or expenditures made to control emissions should be considered a cost of providing electricity, and as such, the Company believes such costs and expenditures should be recoverable from customers through Senate Bill 251.

Senate Bill 251 also established a voluntary clean energy portfolio standard that provides incentives to electricity suppliers participating in the program. The goal of the program is that by 2025, at least 10 percent of the total electricity obtained by the supplier to meet the energy needs of Indiana retail customers will be provided by clean energy sources, as defined. In advance of a federal portfolio standard and Senate Bill 251, SIGECO received regulatory approval to purchase a 3 MW landfill gas generation facility from a related entity. The facility was purchased in 2009 and is directly connected to the Company's distribution system. In 2008 and 2009, the Company executed long term purchase power commitments for a total of 80 MW of wind energy. The Company currently has approximately 5 percent of its electricity being provided by clean energy sources due to the long-term wind contracts and landfill gas investment.

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

With respect to insurance coverage, Indiana Gas has received approximately $20.8 million from all known insurance carriers under insurance policies in effect when these plants were in operation.  Likewise, SIGECO has settlement agreements with all known insurance carriers and has received to date approximately $14.2 million of the expected $15.7 million in insurance recoveries.

The costs the Company expects to incur are estimated by management using assumptions based on actual costs incurred, the timing of expected future payments, and inflation factors, among others.  While the Company’s utilities have recorded all costs which they presently expect to incur in connection with activities at these sites, it is possible that future events may require remedial activities which are not presently foreseen and those costs may not be subject to PRP or insurance recovery.  As of June 30, 2013 and December 31, 2012, approximately $5.1 million and $4.6 million, respectively, of accrued, but not yet spent, costs are included in Other Liabilities related to the Indiana Gas and SIGECO sites.

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

Accumulated Other Comprehensive Income (AOCI)
In February 2013, the FASB issued new accounting guidance on the reporting of reclassifications from AOCI. The guidance requires an entity to report the effect of significant reclassification from AOCI on the respective line items in net income if the amount being reclassified is required under US GAAP to be reclassified in its entirety to net income. For other amounts that are not required under US GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference to other disclosures required that provide additional details about these amounts.  The new guidance is effective for fiscal years, and interim periods within annual periods, beginning after December 15, 2012.  As this guidance provides only disclosure requirements, the adoption of this standard did not impact the company's results of operations, cash flows or financial position.

Unrecognized Tax Benefit Presentation
In July 2013, the FASB issued new accounting guidance on presenting an unrecognized tax benefit when net operating loss carryforwards exist. The new standard was issued in an effort to eliminate diversity in practice resulting from a lack of guidance on this topic in the current US GAAP. The update provides that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except under certain circumstances outlined in the update. The amendments in the update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, with early adoption permitted. The adoption of this guidance will have no material impact on the Company's financial statements.

13.	Fair Value Measurements

The carrying values and estimated fair values using primarily Level 2 assumptions of the Company's other financial instruments follow:

	June 30, 2013		December 31, 2012
(In millions)	Carrying Amount	Est. Fair Value	Carrying Amount	Est. Fair Value
Long-term debt	$1,608.5	$1,740.4	$1,659.8	$1,873.3
Short-term borrowings	297.8	297.8	278.8	278.8
Cash & cash equivalents	5.9	5.9	19.5	19.5

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

Because of the customized nature of notes receivable investments and lack of a readily available market, it is not practical to estimate the fair value of these financial instruments at specific dates without considerable effort and cost.  At June 30, 2013 and December 31, 2012, the fair value for these financial instruments was not estimated.  The carrying value of these investments was approximately $12.4 million at June 30, 2013 and $2.1 million at December 31, 2012, and are included in Other nonutility investments.

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

The Nonutility Group reports five segments:  Infrastructure Services, Energy Services, Coal Mining, Energy Marketing, and Other Businesses.

Corporate and Other includes unallocated corporate expenses such as advertising and charitable contributions, among other activities, that benefit the Company’s other operations.  Net income is the measure of profitability used by management for all operations.  Information related to the Company’s reportable segments is summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2013	2012	2013	2012
Revenues
Utility Group
Gas Utility Services	$138.0	$116.0	$453.9	$408.3
Electric Utility Services	154.7	149.3	304.2	288.7
Other Operations	142.0	10.0	151.5	19.9
Eliminations	(141.9)	(9.5)	(151.3)	(19.0)
Total Utility Group	292.8	265.8	758.3	697.9
Nonutility Group
Infrastructure Services	174.4	149.5	346.2	267.0
Energy Services	23.9	29.2	44.4	51.4
Coal Mining	72.1	59.8	135.2	118.3
Other Businesses	—	0.2	—	0.3
Total Nonutility Group	270.4	238.7	525.8	437.0
Eliminations	(32.2)	(33.9)	(52.5)	(59.7)
Consolidated Revenues	$531.0	$470.6	$1,231.6	$1,075.2
Profitability Measure - Net Income (Loss)
Utility Group
Gas Utility Services	$2.9	$1.3	$41.0	$38.8
Electric Utility Services	18.9	17.2	33.5	32.8
Other Operations	2.4	1.6	4.8	4.5
Utility Group Net Income	24.2	20.1	79.3	76.1
Nonutility Group Net Income (Loss)
Infrastructure Services	7.9	8.4	14.8	11.4
Energy Services	(0.8)	—	(2.2)	(1.7)
Coal Mining	(3.7)	2.5	(9.7)	2.2
Energy Marketing	(32.9)	(5.2)	(37.5)	(11.1)
Other Businesses	(0.2)	—	(0.5)	0.1
Nonutility Group Net Income (Loss)	(29.7)	5.7	(35.1)	0.9
Corporate & Other Group Net Loss	(0.3)	(0.2)	(0.2)	(0.1)
Consolidated Net Income (Loss)	$(5.8)	$25.6	$44.0	$76.9

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

Indiana Gas provides energy delivery services to approximately 573,000 natural gas customers located in central and southern Indiana.  SIGECO provides energy delivery services to approximately 142,000 electric customers and approximately 110,000 gas customers located near Evansville in southwestern Indiana.  SIGECO also owns and operates electric generation assets to serve its electric customers and optimizes those assets in the wholesale power market.  Indiana Gas and SIGECO generally do business as Vectren Energy Delivery of Indiana.  VEDO provides energy delivery services to approximately 313,000 natural gas customers located near Dayton in west-central Ohio.

The Company, through Vectren Enterprises, Inc. (Enterprises), is involved in nonutility activities in three primary business areas:  Infrastructure Services, Energy Services, and Coal Mining.  Infrastructure Services provides underground pipeline construction and repair services.  Energy Services provides performance contracting and renewable energy services.  Coal Mining owns, and through its contract miners, mines and then sells coal.  Enterprises also has other legacy businesses that have invested in energy-related opportunities and services, real estate, and a leveraged lease, among other investments.  All of the above are collectively referred to as the Nonutility Group.  Enterprises supports the Company’s regulated utilities by providing infrastructure services and coal. Prior to June 18, 2013, the Company, through Enterprises, was involved in nonutility activities in its Energy Marketing business area. Energy Marketing marketed and supplied natural gas and provided energy management services through ProLiance Holdings, LLC (ProLiance). Pursuant to service contracts, Energy Marketing provided the Company's regulated utilities natural gas supply services.

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

The Utility Group generates revenue primarily from the delivery of natural gas and electric service to its customers.  The primary source of cash flow for the Utility Group results from the collection of customer bills and the payment for goods and services procured for the delivery of gas and electric services.  The Company segregates its regulatory utility operations between a Gas Utility Services operating segment and an Electric Utility Services operating segment. The activities of, and revenues and cash flows generated by, the Nonutility Group are closely linked to the utility industry, and the results of those operations are generally impacted by factors similar to those impacting the overall utility industry.  In addition, there are other operations, referred to herein as Corporate and Other, that include unallocated corporate expenses such as advertising and charitable contributions, among other activities.

Results for the three months ended June 30, 2013 were a net loss of $5.8 million, or $0.07 per share, compared to earnings of $25.6 million, or $0.31 per share for the three months ended June 30, 2012. For the six months ended June 30, 2013, consolidated net income was $44.0 million, or $0.53 per share, compared to $76.9 million, or $0.94 per share for the six months ended June 30, 2012. In June 2013, ProLiance exited the gas marketing business through the disposition of certain of the net assets of its energy marketing subsidiary, ProLiance Energy, LLC. The Company is an equity method investor in ProLiance. A more detailed discussion of the disposition follows. Excluding the impact of the loss on the disposition and operating losses attributable to the Company's investment in ProLiance, totaling $32.9 million, or $0.40 per share, for the quarter and $37.5 million, or $0.46 per share, year to date, consolidated net income for the three and six months ended June 30, 2013 was $27.1 million, or $0.33 per share, and $81.5 million, or $0.99 per share, respectively. In 2012, excluding the impact of operating losses attributable to the Company's investment in ProLiance, totaling $5.2 million, or $0.07 per share, for the quarter and $11.1 million, or $0.14 per share, year to date, consolidated net income for the three and six months ended June 30, 2012 was $30.8 million, or $0.38 per share, and $88.0 million, or $1.08 per share, respectively.

Losses Related to the Exit of the Gas Marketing Business by ProLiance

During the three months ended June 30, 2013, the Company recorded its share of losses related to the sale of certain assets of ProLiance's subsidiary, ProLiance Energy. In the Consolidated Condensed Statement of Operations, the impact associated with the loss on the disposition of these assets is a $41.9 million reduction to Equity in losses of unconsolidated affiliates, a $1.7 million charge to Operating expense, and an income tax benefit reflected in Income taxes of $16.8 million. More detailed information about ProLiance Energy's sale of certain assets is included in Note 7 to the consolidated financial statements. In addition to the losses associated with the sale of certain assets, the Company recorded its share of operating losses from ProLiance during 2013 totaling $6.1 million and $10.7 million, net of tax, for the quarter and year to date periods, respectively. In total, the Company's share of ProLiance's results reflects a net loss of $32.9 million and $37.5 million, net of tax, for the quarter and year to date period. For the prior year, operating losses for ProLiance totaled $5.2 million and $11.1 million, net of tax, for the quarter and year to date ended June 30, 2012.

Consolidated Results Excluding the Results From ProLiance (See Page 25, regarding the Use of Non-GAAP Measures)

Net income and earnings per share, excluding results from ProLiance, in total and by group, for the three and six months ended June 30, 2013 and 2012 follow:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share data)	2013	2012	2013	2012
Net income, excluding ProLiance results	$27.1	$30.8	$81.5	$88.0
Attributed to:
Utility Group	24.2	20.1	79.3	76.1
Nonutility Group, excluding ProLiance results	3.2	10.9	2.4	12.0
Corporate & other	(0.3)	(0.2)	(0.2)	(0.1)
Basic EPS, excluding ProLiance results	$0.33	$0.38	$0.99	$1.08
Attributed to:
Utility Group	0.29	0.24	0.96	0.93
Nonutility Group, excluding ProLiance results	0.04	0.14	0.03	0.15

Utility Group
In the second quarter of 2013, the Utility Group earnings were $24.2 million, compared to $20.1 million in 2012. In the six months ended June 30, 2013, the Utility Group earned $79.3 million, compared to $76.1 million in 2012. The improved results in 2013 are primarily related to increased gas utility margins from small and large customers, return on electric transmission investment, and lower interest expense.

Gas Utility Services
During the second quarter of 2013, Gas Utility Services earnings were $2.9 million compared to earnings of $1.3 million in the second quarter of 2012. In the six months ended June 30, 2013, Gas Utility Services earnings were $41.0 million, compared to earnings of $38.8 million in 2012. Results in 2013 have been impacted by small customer growth and increased large customer margin. Results also continue to be favorably impacted by returns earned on increased investment in bare steel and cast iron pipe replacements, particularly in Ohio, and by lower interest expense.

Electric Utility Services
During the second quarter of 2013, Electric Utility Services earned $18.9 million, compared to $17.2 million in the second quarter of 2012. Electric Utility Services earned $33.5 million year to date in 2013, compared to earnings of $32.8 million for the six months ended June 30, 2012. The timing of power supply operating expenses favorably impacted second quarter results, and year to date operating expenses are relatively flat. In both the second quarter and year to date periods, results were favorably impacted by lower interest expense and increased return on transmission investment. These favorable impacts were somewhat offset by lower electric small customer margin resulting from conservation initiatives, net of lost margin recovery.

Nonutility Group
During the 2013 second quarter, earnings from Nonutility operations were $3.2 million, excluding the ProLiance results, compared to $10.9 million in 2012. For the six months ended June 30, 2013, the Nonutility Group earned $2.4 million, excluding the ProLiance results, compared to $12.0 million in 2012. Results in the second quarter of 2013 primarily reflect decreased results from Coal Mining. Year to date results reflect increased Infrastructure Services earnings of $3.4 million and lower Coal Mining results of $11.9 million, compared to the prior year. Coal Mining's decreased results are primarily due to the continued softness in the overall coal market and continued difficult mining conditions at the Prosperity mine that have negatively impacted the cost per ton at that mine.

Dividends

Dividends declared for the three months ended June 30, 2013, were $0.355 per share, compared to $0.350 per share for the same period in 2012. Dividends declared for the six months ended June 30, 2013, were $0.71 per share compared to $0.70 per share for the same period in 2012.

Use of Non-GAAP Performance Measures and Per Share Measures

Results Excluding ProLiance
This discussion and analysis contains non-GAAP financial measures that exclude the results related to the Company's investment in ProLiance.

Management uses consolidated net income, consolidated earnings per share, and Nonutility Group net income, excluding ProLiance results, to evaluate its results. Management believes analyzing underlying and ongoing business trends is aided by the removal of the ProLiance results and the rationale for using such non-GAAP measures is that, through the disposition by ProLiance of certain ProLiance Energy assets, the Company has now exited the gas marketing business.

A material limitation associated with the use of these measures is that the measures that exclude ProLiance results do not include all costs recognized in accordance with GAAP. Management compensates for this limitation by prominently displaying a reconciliation of these non-GAAP performance measures to their closest GAAP performance measures. This display also provides financial statement users the option of analyzing results as management does or by analyzing GAAP results.

Contribution to Vectren's basic EPS
Per share earnings contributions of the Utility Group, Nonutility Group excluding ProLiance results, and Corporate and Other are presented and are non-GAAP measures.  Such per share amounts are based on the earnings contribution of each group included in Vectren’s consolidated results divided by Vectren’s basic average shares outstanding during the period.  The earnings per share of the groups do not represent a direct legal interest in the assets and liabilities allocated to the groups, but rather represent a direct equity interest in Vectren Corporation's assets and liabilities as a whole.  These non-GAAP measures are used by management to evaluate the performance of individual businesses.  In addition, other items giving rise to period over period variances, such as weather, may be presented on an after tax and per share basis.  These amounts are calculated at a statutory tax rate divided by Vectren’s basic average shares outstanding during the period.  Accordingly, management believes these measures are useful to investors in understanding each business’ contribution to consolidated earnings per share and in analyzing consolidated period to period changes and the potential for earnings per share contributions in future periods.  Reconciliations of the non-GAAP measures to their most closely related GAAP measure of consolidated earnings per share are included throughout this discussion and analysis.  The non-GAAP financial measures disclosed by the Company should not be considered a substitute for, or superior to, financial measures calculated in accordance with GAAP, and the financial results calculated in accordance with GAAP.

The following table reconciles consolidated net income, consolidated basic EPS, and Nonutility Group net income to those results excluding ProLiance results.

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
(In millions, except EPS)	GAAP Measure	Exclude ProLiance Results	Non-GAAP Measure	GAAP Measure	Exclude ProLiance Results	Non-GAAP Measure
Consolidated
Net Income (Loss)	$(5.8)	$(32.9)	$27.1	$44.0	$(37.5)	$81.5
Basic EPS	$(0.07)	$(0.40)	$0.33	$0.53	$(0.46)	$0.99
Nonutility Group Net Income (Loss)	$(29.7)	$(32.9)	$3.2	$(35.1)	$(37.5)	$2.4

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
(In millions, except EPS)	GAAP Measure	Exclude ProLiance Results	Non-GAAP Measure	GAAP Measure	Exclude ProLiance Results	Non-GAAP Measure
Consolidated
Net Income (Loss)	$25.6	$(5.2)	$30.8	$76.9	$(11.1)	$88.0
Basic EPS	$0.31	$(0.07)	$0.38	$0.94	$(0.14)	$1.08
Nonutility Group Net Income (Loss)	$5.7	$(5.2)	$10.9	$0.9	$(11.1)	$12.0

Detailed Discussion of Results of Operations

Following is a more detailed discussion of the results of operations of the Company’s Utility and Nonutility operations.  The detailed results of operations for these groups are presented and analyzed before the reclassification and elimination of certain intersegment transactions necessary to consolidate those results into the Company’s Consolidated Condensed Statements of Operations.

Results of Operations of the Utility Group

The Utility Group is comprised of Utility Holdings’ operations, which consist of the Company’s regulated utility operations and other operations that provide information technology and other support services to those regulated operations.  Regulated operations consist of a natural gas distribution business that provides natural gas distribution and transportation services to nearly two-thirds of Indiana and to west-central Ohio and an electric transmission and distribution business, which provides electric distribution services to southwestern Indiana, and its power generating and wholesale power operations.  In total, these regulated operations supply natural gas and/or electricity to over one million customers. Utility Group operating results before certain intersegment eliminations and reclassifications for the three and six months ended June 30, 2013 and 2012, follow:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share data)	2013	2012	2013	2012
OPERATING REVENUES
Gas utility	$138.0	$116.0	$453.9	$408.3
Electric utility	154.7	149.3	304.2	288.7
Other	0.1	0.5	0.2	0.9
Total operating revenues	292.8	265.8	758.3	697.9
OPERATING EXPENSES
Cost of gas sold	50.7	31.8	207.9	168.9
Cost of fuel & purchased power	53.9	47.0	104.1	91.7
Other operating	76.1	77.8	162.9	157.7
Depreciation & amortization	48.7	47.8	97.1	96.4
Taxes other than income taxes	12.2	11.6	29.7	27.5
Total operating expenses	241.6	216.0	601.7	542.2
OPERATING INCOME	51.2	49.8	156.6	155.7
OTHER INCOME - NET	3.0	0.7	4.8	2.9
INTEREST EXPENSE	15.7	18.0	33.6	35.7
INCOME BEFORE INCOME TAXES	38.5	32.5	127.8	122.9
INCOME TAXES	14.3	12.4	48.5	46.8
NET INCOME	$24.2	$20.1	$79.3	$76.1

CONTRIBUTION TO VECTREN BASIC EPS	$0.29	$0.24	$0.96	$0.93

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

Gas Utility Margin (Gas utility revenues less Cost of gas sold)
Gas Utility margin and throughput by customer type follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2013	2012	2013	2012
Gas utility revenues	$138.0	$116.0	$453.9	$408.3
Cost of gas sold	50.7	31.8	207.9	168.9
Total gas utility margin	$87.3	$84.2	$246.0	$239.4
Margin attributed to:
Residential & commercial customers	$66.5	$64.9	$187.0	$182.7
Industrial customers	12.5	12.1	29.8	27.9
Other	2.4	2.0	5.4	5.4
Regulatory expense recovery mechanisms	5.9	5.2	23.8	23.4
Total gas utility margin	$87.3	$84.2	$246.0	$239.4
Sold & transported volumes in MMDth attributed to:
Residential & commercial customers	12.0	10.2	67.1	51.0
Industrial customers	25.1	24.3	56.1	52.1
Total sold & transported volumes	37.1	34.5	123.2	103.1

Gas Utility margins were $87.3 million and $246.0 million for the three and six months ended June 30, 2013, and compared to 2012 increased $3.1 million quarter over quarter and $6.6 million year to date. Excluding the impact of regulatory expense recovery mechanisms, small customer margins increased $1.6 million quarter over quarter and $4.3 million year to date, compared to the prior year. With rate designs that substantially limit the impact of weather on margin, heating degree days that were 103 percent of normal in Ohio and 101 percent of normal in Indiana during the six months ended June 30, 2013, compared to 82 percent of normal in Ohio and 70 percent of normal in Indiana during 2012, had only a small favorable impact to small customer margin of approximately $0.7 million. Growth in residential and commercial customers favorably impacted small customer margins by approximately $0.8 million for the quarter and $1.9 million for the year to date. In addition, margin related to investments in infrastructure in Ohio increased margin $0.8 million and $1.7 million in the quarter and year to date periods, respectively, compared to the prior year. Large customer margins increased $0.4 million and $1.9 million in the quarter and year to date periods, respectively, compared to the prior year, on increasing volumes.

Electric Utility Margin (Electric utility revenues less Cost of fuel & purchased power)
Electric Utility margin and volumes sold by customer type follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2013	2012	2013	2012
Electric utility revenues	$154.7	$149.3	$304.2	$288.7
Cost of fuel & purchased power	53.9	47.0	104.1	91.7
Total electric utility margin	$100.8	$102.3	$200.1	$197.0
Margin attributed to:
Residential & commercial customers	$60.5	$65.4	$121.2	$123.1
Industrial customers	27.8	28.0	53.9	54.6
Other	0.9	(0.3)	1.7	0.5
Regulatory expense recovery mechanisms	2.0	1.3	4.5	2.0
Subtotal: retail	$91.2	$94.4	$181.3	$180.2
Wholesale power & transmission system margin	9.6	7.9	18.8	16.8
Total electric utility margin	$100.8	$102.3	$200.1	$197.0
Electric volumes sold in GWh attributed to:
Residential & commercial customers	631.2	693.3	1,302.5	1,324.4
Industrial customers	698.0	713.4	1,357.3	1,395.1
Other customers	4.8	4.8	10.6	10.7
Total retail volumes sold	1,334.0	1,411.5	2,670.4	2,730.2

Retail
Electric retail utility margins were $91.2 million and $181.3 million for the three and six months ended June 30, 2013, and compared to 2012 decreased by $3.2 million in the quarter and increased $1.1 million year to date. Excluding the impact of regulatory expense recovery mechanisms, small customer margins decreased by $4.9 million for the quarter and $1.9 million year to date compared to 2012. Electric results are not protected by weather mechanisms. Cooling degree days in the second quarter of 2013 were 107 percent of normal compared to 146 percent of normal in the second quarter of 2012, resulting in a $2.7 million decrease in small customer margin. For the year to date period, electric results were positively impacted by weather, resulting in a year to date increase of $1.2 million in small customer margins over the prior year. In addition, $2.3 million of the decline in small customer margin for the quarter and $3.1 million for the year to date were the result of conservation beyond approved lost margin recovery mechanisms. Large customer margins for the second quarter of 2013 declined $0.2 million from the prior year, and for 2013 year to date were down $0.7 million from 2012 on decreasing volumes. Other margin was higher in both the quarter and year to date periods due to refunds during 2012 resulting from statutory net operating income limits. Margin from regulatory expense recovery mechanisms increased $0.7 million for the second quarter and $2.5 million year to date from 2012, driven by increased operating expenses associated with the electric state-mandated conservation programs. This is offset by a corresponding increase in operating expenses when compared to 2012.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2013	2012	2013	2012
Transmission system sales	$7.9	$7.2	$14.5	$13.1
Off-system sales	1.7	0.7	4.3	3.7
Total wholesale margin	$9.6	$7.9	$18.8	$16.8

Transmission system margin associated with qualifying projects, including the reconciliation of recovery mechanisms, and other transmission system operations, totaled $14.5 million and $13.1 million during the six months ended June 30, 2013 and 2012, respectively. During the 2013 second quarter, transmission system margin was $7.9 million compared to $7.2 million for the same period in 2012. Increases are primarily due to increased investment in qualifying projects. As of June 30, 2013, the Company had invested $157 million in qualifying projects. These projects include an interstate 345 Kv transmission line that connects Vectren’s A.B. Brown Generating Station to a generating station in Indiana owned by Duke Energy to the north and to a generating station in Kentucky owned by Big Rivers Electric Corporation to the south; a substation; and another transmission line. Once placed into service, these projects earn a FERC approved equity rate of return of 12.38 percent on the net plant balance, and operating expenses are also recovered. The 345 Kv project is the largest of these qualifying projects, with a cost of $107 million that earns the FERC approved equity rate of return, including while under construction. The last segment of that project was placed into service in December 2012.

For the six months ended June 30, 2013, margin from off-system sales was $4.3 million, compared to $3.7 million for the six months ended June 30, 2012. In the second quarter of 2013 margin from off system sales was $1.7 million compared to $0.7 million in 2012. The base rate changes implemented in May 2011 require that wholesale margin from off-system sales earned above or below $7.5 million per year be shared equally with customers.  Results for the periods presented reflect the impact of that sharing.

Utility Group Operating Expenses

Other Operating
During the second quarter of 2013, other operating expenses decreased $1.7 million, partially related to the timing of power supply operating costs. For the six months ended June 30, 2013, other operating expenses were $162.9 million, an increase of $5.2 million, compared to 2012. Excluding pass through costs, other operating expenses increased $4.2 million year to date, compared to the same period in 2012, primarily associated with increased expense related to company stock price driven performance based compensation. For the full year 2013, the Company expects to be on track to meet its annual goal of generally flat operating expenses, driven largely by continued focus on performance management initiatives.

Depreciation & Amortization
In the second quarter of 2013, depreciation and amortization expense was $48.7 million, compared to $47.8 million in 2012. For the six months ended June 30, 2013, depreciation and amortization expense was $97.1 million, which represents an increase of $0.7 million compared to 2012. Both the year to date and quarter periods reflect increased plant placed into service.

Taxes Other Than Income Taxes
Taxes other than income taxes were $12.2 million for the second quarter of 2013, an increase of $0.6 million, compared to 2012. Year to date, taxes other than income taxes were $29.7 million compared to $27.5 million for the year to date period in 2012. The year to date increase of $2.2 million is primarily due to higher revenue taxes associated with higher gas costs. These expenses are offset dollar-for-dollar with lower gas utility and electric utility revenues.

Rate & Regulatory Matters

Regulatory Treatment of Investments in Natural Gas Infrastructure Replacement
Vectren monitors and maintains its natural gas distribution system to ensure that natural gas is delivered in a safe and efficient manner. Vectren's natural gas utilities are currently engaged in replacement programs in both Indiana and Ohio, the primary purpose of which is preventive maintenance and continual renewal and operational improvement. Laws in both Indiana and Ohio were passed that expand the ability of utilities to recover certain costs of federally mandated projects and other infrastructure improvement projects, outside of a base rate proceeding.  Utilization of these recovery mechanisms is discussed below.

Ohio Recovery and Deferral Mechanisms
The PUCO order approving the Company's 2009 base rate case in the Ohio service territory authorized a distribution replacement rider (DRR). The DRR's primary purpose is recovery of investments in utility plant and related operating expenses associated with replacing bare steel and cast iron pipelines and certain other infrastructure. This rider is updated annually for qualifying capital expenditures and allows for a return to be earned on those capital expenditures based on the rate of return approved in the 2009 base rate case. In addition, deferral of depreciation and the ability to accrue debt-related post in service carrying costs is also allowed until the related capital expenditures are recovered through the DRR. The order also established a prospective bill impact evaluation on the annual deferrals, limiting the deferrals at a level which would equal a change over the prior year rate of $1.00 per residential and general service customer per month. To date, the Company has made capital investments under this rider totaling $94 million. Regulatory assets associated with post in service carrying costs and depreciation deferrals were $7.9 million and $6.5 million at June 30, 2013 and December 31, 2012, respectively. The DRR's initial five year term expires in early 2014. The Company filed in July 2013 a notice that it will request to extend the term of the DRR.

In June 2011, Ohio House Bill 95 was signed into law. Outside of a base rate proceeding, this legislation permits a natural gas company to apply for recovery of much of its capital expenditure program. The legislation also allows for the deferral of costs, such as depreciation, property taxes, and debt-related post in service carrying costs. On December 12, 2012, the PUCO issued an order approving the Company's initial application using this law, reflecting its $23.5 million capital expenditure program covering the fifteen month period ending December 31, 2012. Such capital expenditures include infrastructure expansion and improvements not covered by the DRR as well as expenditures necessary to comply with PUCO rules, regulations, orders, and system expansion to some new customers. The order also established a prospective bill impact evaluation on the cumulative deferrals, limiting the total deferrals at a level which would equal $1.50 per residential and general service customer per month.

The Company will file annually for the accounting treatment described above for its annual capital expenditure program. Included in the notice filed in July 2013, the Company indicated an application will be filed in the near term seeking authority to expand the DRR to include recovery of other infrastructure investments to improve the reliability of its system.

Indiana Recovery and Deferral Mechanisms
The Company's Indiana natural gas utilities received orders in 2008 and 2007 associated with the most recent base rate cases. These orders authorized the deferral of financial impacts associated with bare steel and cast iron replacement activities. The orders provide for the deferral of depreciation and post in service carrying costs on qualifying projects totaling $20 million annually at Vectren North and $3 million annually at Vectren South. The debt-related post in service carrying costs are recognized in the Consolidated Condensed Statements of Operations currently. Such deferral is limited by individual qualifying project to three years after being placed into service at Vectren South and four years after being placed into service at Vectren North.

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

In April 2013, Senate Bill 560 was signed into law.  This legislation supplements Senate Bill 251 described above, which addressed federally-mandated investment, provides for cost recovery outside of a base rate proceeding for projects that either improve electric and gas system reliability and safety or are economic development projects that provide rural areas with access to gas service.  Provisions of the legislation require that, among other things, requests for recovery include a seven year project plan.  Once the plan is approved by the IURC, 80 percent of such costs are eligible for recovery using a periodic rate adjustment mechanism.  Recoverable costs include a return on and of the investment, as well as property taxes and operating expenses.  The remaining 20 percent of project costs are to be deferred for future recovery in the Company's next general rate case.  The adjustment mechanism is capped at an annual increase in retail revenues of no more than two percent.

Pipeline Safety Law
On January 3, 2012, the Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011 (Pipeline Safety Law) was signed into law. The Pipeline Safety Law, which reauthorizes federal pipeline safety programs through fiscal year 2015, provides for enhanced safety, reliability, and environmental protection in the transportation of energy products by pipeline. The law increases federal enforcement authority; grants the federal government expanded authority over pipeline safety; provides for new safety regulations and standards; and authorizes or requires the completion of several pipeline safety-related studies. The DOT is required to promulgate a number of new regulatory requirements over the next two years. Those regulations may eventually lead to further regulatory or statutory requirements.

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

Requests for Recovery Under Regulatory Mechanisms
The Company plans to utilize the mechanisms described above to recover certain costs of federally mandated projects and other capital investment projects outside of base rate proceedings. The Company has filed a notice indicating an application will be filed in the near term seeking authority to extend the term of the DRR and expand the DRR to include for recovery of other infrastructure investments to improve the reliability of its system. The Company also expects to seek authority to recover appropriate costs using the mechanisms allowed under Senate Bill 251 and Senate Bill 560 in the latter half of 2013. Capital investments, associated with the Pipeline Safety Law, are expected to be significant and the Company expects to seek recovery in Indiana under Senate Bill 251 and Senate Bill 560, as applicable, and under Ohio House Bill 95, or other currently authorized recovery mechanisms, as soon as practical following the finalization of regulations and the completion of a compliance plan.

Vectren North Pipeline Safety Investigation
On April 11, 2012, the IURC's pipeline safety division filed a complaint against Vectren North alleging several violations of safety regulations pertaining to damage that occurred at a residence in Vectren North's service territory during a pipeline replacement project. The Company negotiated a settlement with the IURC's pipeline safety division, agreeing to a fine and several modifications to the Company's operating policies. The amount of the fine was not material to the Company's financial results. The IURC approved the settlement but modified certain terms of the settlement and added a requirement that Company employees conduct inspections of pipeline excavations. The Company sought and was granted a request for rehearing on the sole issue related to the requirement to use Company employees to inspect excavations. The Company seeks further clarity on the scope of the requirement and the ability to also use contractors to perform certain inspections. The Company submitted testimony in the case in April 2013. A hearing will be conducted in November 2013.

Environmental Matters

Indiana Senate Bill 251 is also applicable to federal environmental mandates impacting Vectren South's electric operations. The Company is currently evaluating the impact Senate Bill 251 may have on its operations, including applicability of the stricter regulations the EPA is currently considering involving air quality, fly ash disposal, cooling tower intake facilities, waste water discharges, and greenhouse gases. These issues are further discussed below.

Air Quality
Clean Air Interstate Rule / Cross-State Air Pollution Rule
In July 2011, the EPA finalized the Cross-State Air Pollution Rule (CSAPR).  CSAPR was the EPA’s response to the US Court of Appeals for the District of Columbia’s (the Court) remand of the Clean Air Interstate Rule (CAIR). CAIR was originally established in 2005 as an allowance cap and trade program that required reductions from coal-burning power plants for NOx emissions beginning January 1, 2009 and SO2 emissions beginning January 1, 2010, with a second phase of reductions in 2015. In an effort to address the Court’s finding that CAIR did not adequately ensure attainment of pollutants in certain downwind states due to unlimited trading of SO2 and NOx allowances, CSAPR reduced the ability of facilities to meet emission reduction targets through allowance trading.  Like CAIR, CSAPR set individual state caps for SO2 and NOx emissions. However, unlike CAIR in which states allocated allowances to generating units through state implementation plans, CSAPR allowances were allocated to individual units directly through the federal rule.  CSAPR reductions were to be achieved with initial step reductions beginning January 1, 2012, and final compliance to be achieved in 2014.  Multiple administrative and judicial challenges were filed. On December 30, 2011, the Court granted a stay of CSAPR and left CAIR in place pending its review. On August 21, 2012, the Court vacated CSAPR and directed the EPA to continue to administer CAIR. In October 2012, the EPA filed its request for a hearing before the full federal appeals court that struck down the CSAPR.  EPA's request for rehearing was denied by the Court on January 24, 2013. In March 2013, the EPA filed a petition for review with the US Supreme Court, and in June 2013 the Supreme Court agreed to review the lower court decision. A decision by the Supreme Court is expected in 2014. The Company remains in full compliance with CAIR (see additional information below "Conclusions Regarding Air Regulations").

Mercury and Air Toxics (MATS) Rule
On December 21, 2011, the EPA finalized the Utility MATS Rule.  The MATS Rule sets emission limits for hazardous air pollutants for existing and new coal-fired power plants and identifies the following broad categories of hazardous air pollutants:  mercury, non-mercury hazardous air pollutants (primarily arsenic, chromium, cobalt, and selenium), and acid gases (hydrogen cyanide, hydrogen chloride, and hydrogen fluoride).  The rule imposes mercury emission limits for two sub-categories of coal, and proposed surrogate limits for non-mercury and acid gas hazardous air pollutants. The EPA did not grant blanket compliance extensions, but asserted that states have broad authority to grant one year extensions for individual electric generating units where potential reliability impacts have been demonstrated.  Reductions are to be achieved within three years of publication of the final rule in the Federal register (April 2015).  Initiatives to suspend CSAPR’s implementation by the Congress also apply to the implementation of the MATS rule.  Multiple judicial challenges were filed and briefing is proceeding. The EPA agreed to reconsider MATS requirements for new construction. Such requirements are more stringent than those for existing plants. Utilities planning new coal-fired generation had argued standards outlined in the MATS could not be attained even using the best available control technology. The EPA issued its revised emission limits for new construction in March 2013.

Conclusions Regarding Air Regulations
To comply with Indiana’s implementation plan of the Clean Air Act, and other federal air quality standards, the Company obtained authority from the IURC to invest in clean coal technology.  Using this authorization, the Company invested approximately $411 million starting in 2001 with the last equipment being placed into service on January 1, 2010.  The pollution control equipment included Selective Catalytic Reduction (SCR) systems, fabric filters, and an SO2 scrubber at its generating facility that is jointly owned with Alcoa Generating Corporation (AGC), a subsidiary of ALCOA (the Company’s portion is 150 MW).  SCR technology is the most effective method of reducing NOx emissions where high removal efficiencies are required and fabric filters control particulate matter emissions.  The unamortized portion of the $411 million clean coal technology investment was included in rate base for purposes of determining SIGECO’s new electric base rates approved in the latest base rate order obtained April 27, 2011.  SIGECO’s coal fired generating fleet is 100 percent scrubbed for SO2 and 90 percent controlled for NOx.

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

The Company continues to review the sufficiency of its existing pollution control equipment in relation to the requirements described in the MATS Rule, the 2015 requirement imposed by CAIR, and the NOV discussed above.  Due to the correlation amongst the various requirements set forth, it is possible some operational modifications to the control equipment will be required. Additional capital investments, operating expenses, and possibly the purchase of emission allowances may be required and could be significant depending on the required method of compliance with the requirements.  The Company has not yet quantified what the additional costs may be associated with these efforts. However, as the compliance is required by government regulation, the Company believes that such additional costs, if incurred, should be recoverable under Senate Bill 251 referenced above.

Information Request
SIGECO and AGC own a 300 MW Unit 4 at the Warrick Power Plant as tenants in common.  AGC and SIGECO also share equally in the cost of operation and output of the unit.  In January 2013, AGC received an information request from the EPA under Section 114 of the Clean Air Act for historical operational information on the Warrick Power Plant. In April 2013, ALCOA filed a timely response to the information request.

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

Climate Change
In April 2007, the US Supreme Court determined that greenhouse gases (GHG's) meet the definition of "air pollutant" under the Clean Air Act and ordered the EPA to determine whether GHG emissions from motor vehicles cause or contribute to air pollution that may reasonably be anticipated to endanger public health or welfare.  In April 2009, the EPA published its proposed endangerment finding for public comment.  The proposed endangerment finding concludes that carbon emissions from mobile sources pose an endangerment to public health and the environment.  The endangerment finding was finalized in December 2009, and is the first step toward the EPA regulating carbon emissions through the existing Clean Air Act in the absence of specific carbon legislation from Congress.

The EPA has promulgated two GHG regulations that apply to the Company’s generating facilities.  In 2009, the EPA finalized a mandatory GHG emissions registry which requires the reporting of emissions.  The EPA has also finalized a revision to the Prevention of Significant Deterioration (PSD) and Title V permitting rules which would require facilities that emit 75,000 tons or more of GHG's a year to obtain a PSD permit for new construction or a significant modification of an existing facility.  The EPA's PSD and Title V permitting rules for GHG's were upheld by the US Court of Appeals for the District of Columbia. In 2012, the EPA proposed New Source Performance Standards (NSPS) for GHG's for new electric generating facilities under Clean Air Act Section 111(b). In July 2013, the President announced a Climate Action Plan, which calls on the EPA to re-propose and finalize the new source rule expeditiously, and by June 2014 propose, and by June 2015 finalize, NSPS standards for GHG's for existing electric generating units which would apply to Vectren's power plants. States must have their implementation plans to the EPA no later than June 2016. The President's Climate Action Plan did not provide any detail as to actual emission targets or compliance requirements. The Company anticipates that these initial standards will focus on power plant efficiency and other coal fleet carbon intensity reduction measures. The Company believes that such additional costs, if necessary, should be recoverable under Indiana Senate Bill 251 referenced above.

Numerous competing federal legislative proposals have also been introduced in recent years that involve carbon, energy efficiency, and renewable energy.  Comprehensive energy legislation at the federal level continues to be debated, but there has been little progress to date.  The progression of regional initiatives throughout the United States has also slowed.

Impact of Legislative Actions & Other Initiatives is Unknown
If regulations are enacted by the EPA or other agencies or if legislation requiring reductions in CO2 and other GHG's or legislation mandating a renewable energy portfolio standard is adopted, such regulation could substantially affect both the costs and operating characteristics of the Company’s fossil fuel generating plants, nonutility coal mining operations, and natural gas distribution businesses.  At this time and in the absence of final legislation or rulemaking, compliance costs and other effects associated with reductions in GHG emissions or obtaining renewable energy sources remain uncertain.  The Company has gathered preliminary estimates of the costs to control GHG emissions.  A preliminary investigation demonstrated costs to comply would be significant, first with regard to operating expenses and later for capital expenditures as technology becomes available to control GHG emissions.  However, these compliance cost estimates are based on highly uncertain assumptions, including allowance prices if a cap and trade approach were employed, and energy efficiency targets.  Costs to purchase allowances that cap GHG emissions or expenditures made to control emissions should be considered a cost of providing electricity, and as such, the Company believes such costs and expenditures should be recoverable from customers through Senate Bill 251.

Senate Bill 251 also established a voluntary clean energy portfolio standard that provides incentives to electricity suppliers participating in the program. The goal of the program is that by 2025, at least 10 percent of the total electricity obtained by the supplier to meet the energy needs of Indiana retail customers will be provided by clean energy sources, as defined. In advance of a federal portfolio standard and Senate Bill 251, SIGECO received regulatory approval to purchase a 3 MW landfill gas generation facility from a related entity. The facility was purchased in 2009 and is directly connected to the Company's distribution system. In 2008 and 2009, the Company executed long term purchase power commitments for a total of 80 MW of wind energy. The Company currently has approximately 5 percent of its electricity being provided by clean energy sources due to the long-term wind contracts and landfill gas investment.

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

With respect to insurance coverage, Indiana Gas has received approximately $20.8 million from all known insurance carriers under insurance policies in effect when these plants were in operation.  Likewise, SIGECO has settlement agreements with all known insurance carriers and has received to date approximately $14.2 million of the expected $15.7 million in insurance recoveries.

The costs the Company expects to incur are estimated by management using assumptions based on actual costs incurred, the timing of expected future payments, and inflation factors, among others.  While the Company’s utilities have recorded all costs which they presently expect to incur in connection with activities at these sites, it is possible that future events may require remedial activities which are not presently foreseen and those costs may not be subject to PRP or insurance recovery.  As of June 30, 2013 and December 31, 2012, approximately $5.1 million and $4.6 million, respectively, of accrued, but not yet spent, costs are included in Other Liabilities related to the Indiana Gas and SIGECO sites.

Results of Operations of the Nonutility Group

The Nonutility Group operates in three primary business areas: Infrastructure Services, Energy Services, and Coal Mining.  Infrastructure Services provides underground pipeline construction and repair.  Energy Services provides performance contracting and renewable energy services.  Coal Mining owns, and through its contract miners, mines and then sells coal.  There are also other legacy businesses that have invested in energy-related opportunities and services, real estate, and leveraged leases, among other investments.  The Nonutility Group supports the Company’s regulated utilities by providing infrastructure services and coal. Prior to June 18, 2013, the Company, through Enterprises, was involved in nonutility activities in its Energy Marketing business area. Energy Marketing marketed and supplied natural gas and provided energy management services through ProLiance. Pursuant to service contracts, Energy Marketing provided the Company's regulated utilities natural gas supply services.  Nonutility Group earnings, excluding the results from ProLiance, for the three and six months ended June 30, 2013 and 2012 follow:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share amounts)	2013	2012	2013	2012
NET INCOME (LOSS) EXCLUDING PROLIANCE RESULTS	$3.2	$10.9	$2.4	$12.0
CONTRIBUTION TO VECTREN BASIC EPS, EXCLUDING PROLIANCE RESULTS	$0.04	$0.14	$0.03	$0.15
NET INCOME (LOSS) ATTRIBUTED TO:
Infrastructure Services	$7.9	$8.4	$14.8	$11.4
Energy Services	(0.8)	—	(2.2)	(1.7)
Coal Mining	(3.7)	2.5	(9.7)	2.2
Other Businesses	(0.2)	—	(0.5)	0.1

Including the results from ProLiance, the Nonutility Group results were a net loss of $29.7 million and net income of $5.7 million for the three months ended June 30, 2013 and 2012, and a net loss of $35.1 million and net income of $0.9 million for the six months ended June 30, 2013 and 2012.

Infrastructure Services

Infrastructure Services provides underground pipeline construction and repair services through wholly-owned subsidiaries Miller Pipeline, LLC (Miller) and Minnesota Limited, LLC (Minnesota Limited).  Inclusive of holding company costs, earnings from Infrastructure Services' operations for the second quarter of 2013 were $7.9 million, compared to $8.4 million in the prior year's second quarter. During the six months ended June 30, 2013, earnings were $14.8 million, compared to $11.4 million year to date in 2012. Second quarter results are slightly lower than the prior year quarter on less favorable weather in 2013. Year to date, the improved results reflect continued increased demand for services. Revenues year to date in 2013 were $346 million, compared to revenues of $267 million during the first half of 2012. Construction activity generally is expected to remain strong as companies replace their aging natural gas and oil infrastructure. In addition, construction activity is expected to be favorably impacted as pipeline operators construct new pipelines due to the continued strong demand for shale gas and oil infrastructure.

Energy Services

Energy Services provides energy performance contracting and renewable energy services through wholly-owned subsidiary Energy Systems Group, LLC (ESG).  Inclusive of holding company costs, Energy Services' operations were a loss of $0.8 million during the second quarter of 2013, compared to operating at break-even during the second quarter of 2012. During the six months ended June 30, 2013, Energy Services' operated at a loss of $2.2 million, compared to a loss of $1.7 million in 2012.

The lower results in both the quarter and year to date periods reflect a reduction in revenues, which indicates continued slowing in demand for performance contracting projects due primarily to budgetary constraints on municipal and school customers. This unfavorable impact to results was partially offset by increased tax deductions associated with energy efficiency projects in accordance with IRS guidance released in 2012. As of June 30, 2013, performance contracting backlog was $62 million, compared to $77 million on December 31, 2012.  ESG continues to develop strategies to position it for growth as the national focus on energy conservation, renewable energy, and sustainability continues for the long term given the expected rise in power prices across the country.

Coal Mining

Coal Mining owns, and through its contract miners, mines and then sells coal to the Company’s utility operations and to third parties through its wholly-owned subsidiary Vectren Fuels, Inc. (Vectren Fuels).  Results from Coal Mining, inclusive of holding company costs, were a loss of $3.7 million in the second quarter of 2013, compared to earnings of $2.5 million for the same period in the prior year. Year to date in 2013, Coal Mining had a loss of $9.7 million, compared to earnings of $2.2 million in the prior year.

While coal sales and related revenues were higher than the prior year due to additional volumes sold, results in 2013 were lower due to continued higher production costs associated with a thin coal seam and other unfavorable mining conditions at Prosperity mine. Results during the quarter and year to date periods also reflect reduced pricing for customers associated with contracts that had price reopener clauses during 2012 and the overall softness in the coal market.

Vectren Fuels' expected production is approximately 6.3 million tons in 2013. Coal sales in 2013 are estimated at 6.5 million tons. The Company's second mine at its Oaktown mining complex began production during the second quarter of 2013. Oaktown 1 is producing at costs that are very competitive and Oaktown 2 production costs are expected to be similar once the production ramp up is complete. To date, mining conditions and production costs at the Company's Oaktown mining complex are in line with expectations. Vectren Fuels continues to implement changes in its mining plan to reduce its on-going mining costs at Prosperity, including the utilization of low profile equipment.

Coal Reserves
As of June 30, 2013, management estimates the Company’s total Illinois Basin coal reserves to be approximately 124 million tons. Once the Company's second mine at its Oaktown mining complex is in full production, Vectren Fuels underground mines are capable of producing about 7.5 million tons of coal per year.

Mine Safety Information
The Company retains independent third party contract mining companies to operate its coal mines.  Five Star Mining LLC ("Five Star") is the contract mining company at the Prosperity underground mine and Black Panther Mining LLC ("Black Panther") is the contract mining company at the Oaktown underground mines.  The contract mining companies are the mine “operator”, as that term is used in both the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.  All employees at the coal mines are hired, supervised, and paid by the contract mining companies.  As the mine operator, the contract mining companies make all regulatory filings required by the MSHA.  In most circumstances, however, the cost of fines and penalties assessed by MSHA are contractually passed through from the contract mining company to Vectren Fuels.  The process of settling such claims can take years in certain circumstances.  During the six months ended June 30, 2013, the Company paid approximately $0.3 million related to assessments issued to the mine operators.

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

ProLiance Results

The Company has an investment in ProLiance, a nonutility affiliate of Vectren and Citizens Energy Group (Citizens). On June 18, 2013, ProLiance exited the natural gas marketing business through the disposition of certain of the net assets of its energy marketing business, ProLiance Energy, LLC (ProLiance Energy). ProLiance Energy provided services to a broad range of municipalities, utilities, industrial operations, schools, and healthcare institutions located throughout the Midwest and Southeast United States. ProLiance Energy's customers included, among others, Vectren's Indiana utilities as well as Citizens' utilities. Consistent with its ownership percentage, Vectren is allocated 61 percent of ProLiance’s profits and losses; however, governance and voting rights remain at 50 percent for each member; and therefore, the Company accounts for its investment in ProLiance using the equity method of accounting.

Vectren Energy Marketing and Services, Inc (EMS), a wholly owned subsidiary, holds the Company’s investment in ProLiance. EMS is responsible for certain financing costs associated with ProLiance and is also responsible for income taxes and allocated corporate expenses related to the Company’s portion of ProLiance’s results.  During the second quarter ended June 30, 2013, EMS results related to the Company’s share of ProLiance’s results, which include financing costs, income taxes, and other holding company costs and inclusive of the loss associated with exiting the business as discussed below, were a loss of $32.9 million, compared to a loss of $5.2 million in 2012. During the six months ended June 30, 2013, results at EMS related to ProLiance were a loss of $37.5 million, compared to a loss of $11.1 million in 2012.

As disclosed during the first quarter of 2013, analysis and evaluation of strategic alternatives related to the Company's investment in ProLiance were ongoing. On June 18, 2013, ProLiance exited the natural gas marketing business by disposing of certain of the net assets, along with the long term pipeline and storage commitments, of its gas marketing subsidiary, ProLiance Energy to a subsidiary of Energy Transfer Partners, ETC Marketing, Ltd (ETC). As a result of this transaction and subject to a final reconciliation of working capital, the Company recorded its share of the loss on the disposition, termination of long term pipeline and storage commitments, and related transaction and other costs totaling $43.6 million pre-tax, or $26.8 million net of tax, during the second quarter of 2013. ProLiance funded an estimated equity shortfall at ProLiance Energy of $16.6 million at the time of the sale. To fund this estimated shortfall, the Company issued a note to ProLiance for its 61 percent ownership share of the $16.6 million shortfall, or $10.1 million, which was utilized by ProLiance to invest additional equity in ProLiance Energy. This interest-bearing note is classified as Other nonutility investments in the Consolidated Condensed Balance Sheets. After consideration of cash generated from the tax benefit of losses, the net impact on cash to the Company is generally neutral. In addition to the losses associated with the disposition of certain of the net assets, the Company recorded its share of operating losses from ProLiance totaling $6.1 million and $10.7 million, net of tax, for the quarter and year to date periods, respectively.

As part of the transaction discussed above, ProLiance filed two petitions with the FERC seeking waivers of certain capacity release regulations. Under the first petition ProLiance sought to permanently release pipeline capacity to Energy Transfer Partners that is used to provide service to retail customers. Under the second petition, ProLiance sought the same type of waiver in order to permanently release back to the utilities the pipeline contracts used to provide supply services to the Vectren utilities. The FERC has granted both requested waivers. Energy Transfer Partners has taken assignment of the Portfolio Administration Agreements (PAAs) pursuant to which the utilities receive gas supply. With the receipt of the FERC waivers and upon transfer of the pipeline contracts to the utilities, the utilities will enter into an Asset Management Agreement (AMA) and temporarily release the pipeline contracts to ETC. ETC will fulfill the requirements of the PAAs through their remaining term ending in March 2016.

For the three months ended June 30, 2013 and 2012, the amounts recorded to Equity in (losses) of unconsolidated affiliates related to ProLiance’s results totaled a pre-tax loss of $50.6 million and $6.5 million, respectively. For the six months ended June 30, 2013 and 2012, the amounts recorded to Equity in (losses) of unconsolidated affiliates related to ProLiance's results totaled a pre-tax loss of $56.6 million and $14.1 million, respectively. At June 30, 2013, ProLiance had approximately $52.4 million of members' investment remaining on its balance sheet, supported by its investment in LA Storage, formerly named Liberty Gas Storage, LLC (Liberty) of $35.4 million, two midstream assets, and a small amount of working capital. The Company's remaining investment in ProLiance at June 30, 2013 totals $31.9 million and is comprised of $21.8 million of equity and a $10.1 million note receivable.

Investment in Liberty
Liberty, a joint venture between a subsidiary of ProLiance and a subsidiary of Sempra Energy (SE), is a development project for salt-cavern natural gas storage facilities.  ProLiance is the minority member with a 25 percent interest, which it accounts for using the equity method.  The project was expected to include 17 Bcf of capacity in its North site, and an additional capacity of at least 17 Bcf at the South site.  The South site also has the potential for further expansion.  The Liberty pipeline system is currently connected with several interstate pipelines, including the Cameron Interstate Pipeline operated by Sempra Pipelines & Storage, and will connect area liquefied natural gas regasification terminals to an interstate natural gas transmission system and storage facilities.

In late 2008, the project at the North site was halted due to subsurface and well-completion problems, which resulted in Liberty recording a $132 million impairment charge. The Company, through ProLiance, recorded its share of the charge in 2009. As a result of the issues encountered at the North site, Liberty requested and the FERC approved the separation of the North site from the South site.  Approximately 12 Bcf of the storage at the South site, which comprises three of the four FERC certified caverns, is fully tested but additional work is required to connect the caverns to the pipeline system. ProLiance's investment in Liberty is approximately $35.4 million.

Liberty received a demand for Arbitration from Williams Midstream Natural Gas Liquids, Inc. (“Williams”) on February 8, 2011 related to a Sublease Agreement (“Sublease”) between Liberty and Williams at the North site.  Williams alleges that Liberty was negligent in its attempt to convert certain salt caverns to natural gas storage and thereby damaged the caverns.  Williams alleges damages of $56.7 million.  Liberty believes that it has complied with all of its obligations to Williams, including properly terminating the Sublease.  Liberty intends to vigorously defend itself and has asserted counterclaims substantially in excess of the amounts asserted by Williams.  As such, as of June 30, 2013, ProLiance has no material reserve recorded related to this matter and this litigation has not materially impacted ProLiance's results of operations or statement of financial position.

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

Accumulated Other Comprehensive Income (AOCI)

In February 2013, the FASB issued new accounting guidance on the reporting of reclassifications from AOCI. The guidance requires an entity to report the effect of significant reclassification from AOCI on the respective line items in net income if the amount being reclassified is required under US GAAP to be reclassified in its entirety to net income. For other amounts that are not required under US GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference to other disclosures required that provide additional details about these amounts.  The new guidance is effective for fiscal years, and interim periods within annual periods, beginning after December 15, 2012.  As this guidance provides only disclosure requirements, the adoption of this standard did not impact the company's results of operations, cash flows or financial position.

Unrecognized Tax Benefit Presentation

In July 2013, the FASB issued new accounting guidance on presenting an unrecognized tax benefit when net operating loss carryforwards exist. The new standard was issued in an effort to eliminate diversity in practice resulting from a lack of guidance on this topic in the current US GAAP. The update provides that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except under certain circumstances outlined in the update. The amendments in the update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, with early adoption permitted. The adoption of this guidance will have no material impact on the Company's financial statements.

Financial Condition

Within Vectren’s consolidated group, Utility Holdings primarily funds the short-term and long-term financing needs of the Utility Group operations, and Vectren Capital Corp (Vectren Capital) funds short-term and long-term financing needs of the Nonutility Group and corporate operations.  Vectren Corporation guarantees Vectren Capital’s debt, but does not guarantee Utility Holdings’ debt.  Vectren Capital’s long-term debt, including current maturities, and short-term obligations outstanding at June 30, 2013 approximated $450 million and $174 million, respectively.  Utility Holdings’ outstanding long-term and short-term borrowing arrangements are jointly and severally guaranteed by its wholly owned subsidiaries and regulated utilities Indiana Gas, SIGECO, and VEDO.  Utility Holdings’ long-term debt, including current maturities, and short-term obligations outstanding at June 30, 2013 approximated $825 million and $124 million, respectively.  Additionally, prior to Utility Holdings’ formation, Indiana Gas and SIGECO funded their operations separately, and therefore, have long-term debt outstanding funded solely by their operations.  SIGECO will also occasionally issue tax exempt debt to fund qualifying pollution control capital expenditures.  Total Indiana Gas and SIGECO long-term debt, including current maturities, outstanding at June 30, 2013, approximated $382 million, inclusive of the $49 million on SIGECO's tax exempt long-term debt currently being held by Utility Holdings that is planned for remarketing in the third quarter of 2013.

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

The credit ratings of the senior unsecured debt of Utility Holdings and Indiana Gas, at June 30, 2013, are A-/A3 as rated by Standard and Poor's Ratings Services (Standard and Poor’s) and Moody’s Investors Service (Moody’s), respectively.  The credit ratings on SIGECO's secured debt are A/A1.  Utility Holdings’ commercial paper has a credit rating of A-2/P-2.  The current outlook of both Moody’s and Standard and Poor’s is stable.  Standard and Poor's affirmed its rating of the Company on July 19, 2013. A security rating is not a recommendation to buy, sell, or hold securities.  The rating is subject to revision or withdrawal at any time, and each rating should be evaluated independently of any other rating.  Standard and Poor’s and Moody’s lowest level investment grade rating is BBB- and Baa3, respectively.

The Company’s consolidated equity capitalization objective is 45-55 percent of long-term capitalization.  This objective may have varied, and will vary, depending on particular business opportunities, capital spending requirements, execution of long-term financing plans, and seasonal factors that affect the Company’s operations.  The Company’s equity component was 49 percent and 48 percent of long-term capitalization at June 30, 2013 and December 31, 2012, respectively.  Long-term capitalization includes long-term debt, including current maturities, as well as common shareholders’ equity.

Both long-term and short-term borrowing arrangements contain customary default provisions; restrictions on liens, sale-leaseback transactions, mergers or consolidations, and sales of assets; and restrictions on leverage, among other restrictions.  Multiple debt agreements contain a covenant that the ratio of consolidated total debt to consolidated total capitalization will not exceed 65 percent.  As of June 30, 2013, the Company was in compliance with all debt covenants.

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

Specifically for 2013, the Company has accessed and will continue to access the capital markets to refinance debt maturities or debt that is callable. During the second quarter of 2013, approximately $111 million of SIGECO's tax-exempt long-term debt was redeemed at par plus accrued interest. Approximately $62 million of tax-exempt long-term debt was reissued on April 26, 2013 at interest rates that are fixed to maturity, receiving proceeds, net of issuance costs, of approximately $60 million. The terms are $22.2 million at 4.00 percent per annum due in 2038, and $39.6 million at 4.05 percent per annum due in 2043. The remaining approximately $49 million of the called debt is held by Utility Holdings and planned for remarketing in the third quarter of 2013.

On April 1, 2013, VUHI executed an early redemption at par of $121.6 million 6.25 percent senior unsecured notes due in 2039. This debt was refinanced on June 5, 2013, with proceeds from a private placement note purchase agreement entered into on December 20, 2012, with a delayed draw feature. It provides for the following tranches of notes:  (i) $45 million 3.2 percent senior guaranteed notes, due June 5, 2028 and (ii) $80 million 4.25 percent senior guaranteed notes, due June 5, 2043.  The notes are unconditionally guaranteed by Indiana Gas Company, Inc., Southern Indiana Gas and Electric Company and Vectren Energy Delivery of Ohio, Inc.

On July 25, 2013, VUHI announced that it priced $150 million 10-year senior unsecured notes. The notes were sold to various institutional investors through the private placement market and included a delayed draw feature. VUHI will issue $150 million of 3.72 percent senior notes due December 5, 2023. The proceeds received from the issuance of the senior notes will be used to refinance $100 million of existing 5.25 percent senior notes that mature August 1, 2013, for capital expenditures, and for general corporate purposes. Subject to the satisfaction of customary conditions precedent, the notes will be funded on or about December 5, 2013, as a result of the delayed draw feature. As of June 30, 2013, the $100 million was classified as Current maturities of long-term debt.

In addition to the financings discussed above, Vectren Capital plans to enter into a $100 million three-year term loan agreement in the near term. Proceeds from this debt transaction will be used to repay short-term borrowings outstanding under Vectren Capital's credit facility, thereby enhancing available liquidity.

Consolidated Short-Term Borrowing Arrangements

At June 30, 2013, the Company has $600 million of short-term borrowing capacity, including $350 million for the Utility Group and $250 million for the wholly-owned Nonutility Group and corporate operations.  As reduced by borrowings currently outstanding, approximately $226 million was available for the Utility Group operations and approximately $76 million was available for the wholly-owned Nonutility Group and corporate operations. Both Vectren Capital’s and Utility Holdings’ short-term credit facilities are available through September 2016.  These facilities are used to supplement working capital needs and also to fund capital investments and debt redemptions until financed on a long-term basis.

The Company has historically funded the short-term borrowing needs of Utility Holdings’ operations through the commercial paper market and expects to use the Utility Holdings short-term borrowing facility in instances where the commercial paper market is not efficient.  Following is certain information regarding these short-term borrowing arrangements.

	Utility Group Borrowings		Nonutility Group Borrowings
(In millions)	2013	2012	2013	2012
Six Months Ended June 30
Balance Outstanding	$124.0	$61.5	$173.8	$199.7
Weighted Average Interest Rate	0.34%	0.46%	1.32%	1.46%
Six Months Ended June 30 Average
Balance Outstanding	$105.0	$72.4	$152.7	$121.4
Weighted Average Interest Rate	0.36%	0.49%	1.37%	1.46%
Maximum Month End Balance Outstanding	$174.8	$214.2	$173.8	$199.7

	Utility Group Borrowings		Nonutility Group Borrowings
(In millions)	2013	2012	2013	2012
Quarterly Average - June 30
Balance Outstanding	$146.4	$31.5	$162.5	$166.8
Weighted Average Interest Rate	0.35%	0.46%	1.36%	1.48%
Maximum Month End Balance Outstanding	$174.8	$214.2	$173.8	$199.7

New Share Issues

The Company may periodically issue new common shares to satisfy the dividend reinvestment plan, stock option plan and other employee benefit plan requirements.  New issuances added additional liquidity of $3.8 million and $3.6 million in the six months ended June 30, 2013 and 2012, respectively.

Potential Uses of Liquidity

Pension Funding Obligations

Management currently estimates contributing approximately $10 million to qualified pension plans in 2013, with contributions totaling $5.0 million in the six months ended June 30, 2013.

Corporate Guarantees

The Company issues parent level guarantees to certain vendors and customers of its wholly-owned subsidiaries.  These guarantees do not represent incremental consolidated obligations; rather, they represent parental guarantees of subsidiary obligations in order to allow those subsidiaries the flexibility to conduct business without posting other forms of collateral.  At June 30, 2013, parent level guarantees support a maximum of $25 million of ESG’s performance contracting commitments and warranty obligations and $45 million of other project guarantees.  The broader scope of ESG’s performance contracting obligations, including those not guaranteed by the parent company, are described below.  In addition, the parent company has approximately $26 million of other guarantees outstanding supporting other consolidated subsidiary operations, of which $20 million represent letters of credit supporting other nonutility operations.  As disclosed in Note 7 to the consolidated financial statements, a guarantee issued and outstanding to an unrelated party in connection with ProLiance's disposition of certain of the net assets of ProLiance Energy totaled $18.3 million at June 30, 2013. Although there can be no assurance that these guarantees will not be called upon, the Company believes that the likelihood the Company will be called upon to satisfy any obligations pursuant to these guarantees is remote.

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

Specific to ESG, in its role as a general contractor in the performance contracting industry, at June 30, 2013, there are 52 open surety bonds supporting future performance.  The average face amount of these obligations is $5.5 million, and the largest obligation has a face amount of $57.3 million.  The maximum exposure from these obligations is limited by the level of work already completed and guarantees issued to ESG by various subcontractors. At June 30, 2013, approximately 56 percent of work was completed on projects with open surety bonds.  A significant portion of these open surety bonds will be released within one year.  In instances where ESG operates facilities, project guarantees extend over a longer period.  In addition to its performance obligations, ESG also warrants the functionality of certain installed infrastructure generally for one year and the associated energy savings over a specified number of years.  The Company has no significant accruals for these warranty obligations as of June 30, 2013. In addition, ESG has an $8 million stand-alone letter of credit facility and as of June 30, 2013, $3.4 million was outstanding.

Other Letters of Credit

As of June 30, 2013, Utility Holdings has letters of credit outstanding in support of two SIGECO tax exempt adjustable rate first mortgage bonds totaling $41.7 million.  In the unlikely event the letters of credit were called, the Company could settle with the financial institutions supporting these letters of credit with general assets or by drawing from its credit facility that expires in September 2016.  Due to the long-term nature of the credit agreement, such debt is classified as long-term at June 30, 2013.

Planned Capital Expenditures & Investments

Utility capital expenditures are estimated at $172 million for the remainder of 2013.  Nonutility capital expenditures and investments are estimated at $71 million for the remainder of 2013.

Comparison of Historical Sources & Uses of Liquidity

Operating Cash Flow

The Company's primary source of liquidity to fund working capital requirements has been cash generated from operations, which totaled $254.9 million and $235.2 million for the six months ended June 30, 2013 and 2012, respectively.  The increase is primarily due to higher net income before non-cash charges totaling $275.2 million, compared to $265.6 million 2012. Non-cash charges include deferred taxes, depreciation, and equity in losses on unconsolidated affiliates, among other items. In addition, contributions to benefit plans were higher during the first half of 2012 compared to 2013.

Financing Cash Flow

Net cash flow required for financing activities was $89.7 million during the six months ended June 30, 2013 compared to requirements of $57.1 million in 2012. The higher level of cash utilized for financing activities reflects a greater level of long-term debt retirements during 2013. Financing activity in both periods presented reflects the payment of dividends and the repayment of short-term borrowings.

Investing Cash Flow

Cash flow required for investing activities was $178.8 million and $181.1 million during the six months ended June 30, 2013 and 2012, respectively.  The primary use of cash in both periods presented reflect expenditures for utility and nonutility capital expenditures.

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

•
The performance of projects undertaken by the Company’s nonutility businesses and the success of efforts to realize value from, invest in and develop new opportunities, including but not limited to, the Company’s infrastructure services, energy services, coal mining, and remaining energy marketing businesses and/or assets.

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

•
Factors affecting coal mining operations and their cost structure, including MSHA guidelines and interpretations of those guidelines, as well as additional mine regulations and more frequent and broader inspections that could result from mining incidents at coal mines of other companies; geologic, equipment, and operational risks; the ability to execute and negotiate new sales contracts and resolve contract interpretations; volatile coal market prices and demand;  supplier and contract miner performance; the cost of production; the availability of key equipment, contract miners and commodities; availability of transportation; coal quality, including its sulfur and mercury content; and the ability to access coal reserves.

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

ITEM 4.  CONTROLS AND PROCEDURES

Changes in Internal Controls over Financial Reporting

During the quarter ended June 30, 2013, there have been no changes to the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of June 30, 2013, the Company conducted an evaluation under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness and the design and operation of the Company's disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of June 30, 2013, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is:
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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Periodically, the Company purchases shares from the open market to satisfy share requirements associated with the Company’s share-based compensation plans; however, no such open market purchases were made during the quarter ended June 30, 2013.

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

VECTREN CORPORATION
Registrant

August 1, 2013	/s/Jerome A. Benkert, Jr.
Jerome A. Benkert, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/M. Susan Hardwick
M. Susan Hardwick
Vice President, Controller and Assistant Treasurer
(Principal Accounting Officer)