Form 10-Q
period 2015-06-30
VECTREN CORP
filed 2015-08-06
CIK 1096385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes    ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock- Without Par Value	82,663,908	July 31, 2015
Class	Number of Shares	Date

Access to Information

Vectren Corporation makes available all SEC filings and recent annual reports free of charge through its website at www.vectren.com as soon as reasonably practicable after electronically filing or furnishing the reports to the SEC, or by request, directed to Investor Relations at the mailing address, phone number, or email address that follows:

Mailing Address: One Vectren Square Evansville, Indiana 47708	Phone Number: (812) 491-4000	Investor Relations Contact: M. Naveed Mughal Treasurer and Vice President, Investor Relations vvcir@vectren.com

Definitions

MCF / BCF: thousands / billions of cubic feet	IURC: Indiana Utility Regulatory Commission
BTU / MMBTU: British thermal units / millions of BTU	MISO: Midcontinent Independent System Operator
DOT: Department of Transportation	GCA: Gas Cost Adjustment
EPA: Environmental Protection Agency	MW: megawatts
FAC: Fuel Adjustment Clause	MWh / GWh: megawatt hours / thousands of megawatt hours (gigawatt hours)
FASB: Financial Accounting Standards Board	kV: Kilovolt
FERC: Federal Energy Regulatory Commission	OUCC: Indiana Office of the Utility Consumer Counselor
GAAP: Generally Accepted Accounting Principles	PUCO: Public Utilities Commission of Ohio
IDEM: Indiana Department of Environmental Management	Throughput: combined gas sales and gas transportation volumes
ASC: Accounting Standards Codification	XBRL: eXtensible Business Reporting Language
ASU: Accounting Standards Update	AFUDC: allowance for funds used during construction
MDth / MMDth: thousands / millions of dekatherms

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VECTREN CORPORATION AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited – In millions)

	June 30, 2015	December 31, 2014
ASSETS
Current Assets
Cash & cash equivalents	$11.3	$86.4
Accounts receivable - less reserves of $7.1 & $6.0, respectively	207.8	196.0
Accrued unbilled revenues	123.9	164.8
Inventories	112.5	118.5
Recoverable fuel & natural gas costs	—	9.8
Prepayments & other current assets	51.1	110.9
Total current assets	506.6	686.4
Utility Plant
Original cost	5,887.1	5,718.7
Less: accumulated depreciation & amortization	2,352.3	2,279.7
Net utility plant	3,534.8	3,439.0
Investments in unconsolidated affiliates	23.4	23.4
Other utility & corporate investments	37.3	37.2
Other nonutility investments	31.9	33.6
Nonutility plant - net	401.5	378.0
Goodwill - net	293.6	289.9
Regulatory assets	243.5	233.6
Other assets	42.6	41.2
TOTAL ASSETS	$5,115.2	$5,162.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

VECTREN CORPORATION AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited – In millions)

	June 30, 2015	December 31, 2014
LIABILITIES & SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$180.8	$248.9
Refundable fuel & natural gas costs	22.7	2.5
Accrued liabilities	173.7	184.9
Short-term borrowings	96.4	156.4
Current maturities of long-term debt	88.0	170.0
Total current liabilities	561.6	762.7
Long-term Debt - Net of Current Maturities	1,484.5	1,407.3
Deferred Credits & Other Liabilities
Deferred income taxes	769.1	741.2
Regulatory liabilities	424.3	410.3
Deferred credits & other liabilities	235.7	234.2
Total deferred credits & other liabilities	1,429.1	1,385.7
Commitments & Contingencies (Notes 7, 10-13)
Common Shareholders' Equity
Common stock (no par value) – issued & outstanding 82.7 & 82.6, respectively	719.1	715.7
Retained earnings	922.2	892.2
Accumulated other comprehensive (loss)	(1.3)	(1.3)
Total common shareholders' equity	1,640.0	1,606.6
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$5,115.2	$5,162.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

VECTREN CORPORATION AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited – In millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
OPERATING REVENUES
Gas utility	$128.6	$132.4	$481.5	$576.0
Electric utility	147.8	152.0	301.7	315.0
Nonutility	274.6	258.1	474.0	448.3
Total operating revenues	551.0	542.5	1,257.2	1,339.3
OPERATING EXPENSES
Cost of gas sold	36.4	43.7	208.4	314.6
Cost of fuel & purchased power	47.0	48.1	97.0	105.1
Cost of nonutility revenues	93.4	79.6	157.7	147.3
Other operating	225.0	247.9	456.2	455.5
Depreciation & amortization	63.7	75.8	126.6	149.6
Taxes other than income taxes	12.6	13.5	32.3	34.3
Total operating expenses	478.1	508.6	1,078.2	1,206.4
OPERATING INCOME	72.9	33.9	179.0	132.9
OTHER INCOME
Equity in earnings of unconsolidated affiliates	—	0.2	—	0.1
Other income – net	5.0	4.2	10.5	8.5
Total other income	5.0	4.4	10.5	8.6
INTEREST EXPENSE	20.9	21.9	41.9	44.0
INCOME BEFORE INCOME TAXES	57.0	16.4	147.6	97.5
INCOME TAXES	21.2	4.5	54.8	34.4
NET INCOME AND COMPREHENSIVE INCOME	$35.8	$11.9	$92.8	$63.1
AVERAGE COMMON SHARES OUTSTANDING	82.6	82.5	82.6	82.5
DILUTED COMMON SHARES OUTSTANDING	82.6	82.5	82.6	82.5
EARNINGS PER SHARE OF COMMON STOCK:
BASIC	$0.43	$0.14	$1.12	$0.76
DILUTED	$0.43	$0.14	$1.12	$0.76
DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$0.38	$0.36	$0.76	$0.72

The accompanying notes are an integral part of these condensed consolidated financial statements.

VECTREN CORPORATION AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited – In millions)

	Six Months Ended
	June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$92.8	$63.1
Adjustments to reconcile net income to cash from operating activities:
Depreciation & amortization	126.6	149.6
Deferred income taxes & investment tax credits	28.7	0.4
Provision for uncollectible accounts	4.5	3.2
Expense portion of pension & postretirement benefit cost	3.1	3.9
Other non-cash items - net	3.1	3.8
Loss on assets held for sale (pretax)	—	32.4
Changes in working capital accounts:
Accounts receivable & accrued unbilled revenues	26.1	132.5
Inventories	6.0	0.5
Recoverable/refundable fuel & natural gas costs	30.0	(22.7)
Prepayments & other current assets	59.4	(3.6)
Accounts payable, including to affiliated companies	(71.7)	(80.3)
Accrued liabilities	(11.5)	(5.2)
Employer contributions to pension & postretirement plans	(22.3)	(2.5)
Changes in noncurrent assets	(5.1)	0.8
Changes in noncurrent liabilities	(3.1)	(2.0)
Net cash provided by operating activities	266.6	273.9
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from dividend reinvestment plan & other common stock issuances	3.0	3.3
Requirements for:
Dividends on common stock	(62.8)	(59.4)
Retirement of long-term debt	(5.0)	(30.0)
Net change in short-term borrowings	(60.0)	10.5
Net cash used in financing activities	(124.8)	(75.6)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of assets and other collections	4.1	2.2
Requirements for:
Capital expenditures, excluding AFUDC equity	(207.9)	(195.1)
Business acquisitions	(13.1)	(18.5)
Net cash used in investing activities	(216.9)	(211.4)
Net change in cash & cash equivalents	(75.1)	(13.1)
Cash & cash equivalents at beginning of period	86.4	21.5
Cash & cash equivalents at end of period	$11.3	$8.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

VECTREN CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Organization and Nature of Operations

Vectren Corporation (the Company or Vectren), an Indiana corporation, is an energy holding company headquartered in Evansville, Indiana.  The Company’s wholly-owned subsidiary, Vectren Utility Holdings, Inc. (Utility Holdings or VUHI), serves as the intermediate holding company for three public utilities:  Indiana Gas Company, Inc. (Indiana Gas or Vectren Energy Delivery of Indiana - North), Southern Indiana Gas and Electric Company (SIGECO or Vectren Energy Delivery of Indiana - South), and Vectren Energy Delivery of Ohio, Inc. (VEDO).  Utility Holdings also has other assets that provide information technology and other services to the three utilities.  Utility Holdings’ consolidated operations are collectively referred to as the Utility Group.  Both Vectren and Utility Holdings are holding companies as defined by the Energy Policy Act of 2005 (Energy Act).  Vectren was incorporated under the laws of Indiana on June 10, 1999.

Indiana Gas provides energy delivery services to approximately 583,000 natural gas customers located in central and southern Indiana.  SIGECO provides energy delivery services to approximately 144,000 electric customers and over 111,000 gas customers located near Evansville in southwestern Indiana.  SIGECO also owns and operates electric generation assets to serve its electric customers and optimizes those assets in the wholesale power market.  Indiana Gas and SIGECO generally do business as Vectren Energy Delivery of Indiana.  VEDO provides energy delivery services to approximately 316,000 natural gas customers located near Dayton in west-central Ohio.

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

The following table illustrates the basic and dilutive EPS calculations for the periods presented in these financial statements.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share data)	2015	2014	2015	2014
Numerator:
Reported net income (Numerator for Basic and Diluted EPS)	$35.8	$11.9	$92.8	$63.1
Denominator:
Weighted average common shares outstanding (Denominator for Basic EPS)	82.6	82.5	82.6	82.5
Conversion of share based compensation arrangements	0.0	0.0	0.0	0.0
Adjusted weighted-average shares outstanding and assumed
conversions outstanding (Denominator for Diluted EPS)	82.6	82.5	82.6	82.5

Basic EPS	$0.43	$0.14	$1.12	$0.76
Diluted EPS	$0.43	$0.14	$1.12	$0.76

For the three and six months ended June 30, 2015 and 2014, all options and equity based instruments were dilutive and immaterial.

4.	Excise and Utility Receipts Taxes

Excise taxes and a portion of utility receipts taxes are included in rates charged to customers.  Accordingly, the Company records these taxes received, which totaled $5.4 million and $5.5 million in the three months ended June 30, 2015 and 2014, respectively, as a component of operating revenues. During the six months ended June 30, 2015 and 2014, these taxes totaled $17.1 million and $18.4 million, respectively. Expenses associated with excise and utility receipts taxes are recorded as a component of Taxes other than income taxes.

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

	Three Months Ended
	June 30,
	Pension Benefits		Other Benefits
(In millions)	2015	2014	2015	2014
Service cost	$2.0	$1.9	$0.1	$0.1
Interest cost	3.7	4.0	0.5	0.6
Expected return on plan assets	(5.7)	(5.8)	—	—
Amortization of prior service cost	0.2	0.2	(0.8)	(0.8)
Amortization of transitional obligation	—	—	—	—
Amortization of actuarial loss	2.1	1.2	0.2	0.1
Settlement charge	—	2.6	—	—
Net periodic benefit cost	$2.3	$4.1	$—	$—

	Six Months Ended
	June 30,
	Pension Benefits		Other Benefits
(In millions)	2015	2014	2015	2014
Service cost	$4.0	$3.7	$0.2	$0.2
Interest cost	7.3	7.9	1.0	1.1
Expected return on plan assets	(11.3)	(11.5)	—	—
Amortization of prior service cost	0.4	0.5	(1.5)	(1.5)
Amortization of transitional obligation	—	—	—	—
Amortization of actuarial loss	4.2	2.4	0.3	0.2
Settlement charge	—	2.6	—	—
Net periodic benefit cost	$4.6	$5.6	$—	$—

Employer Contributions to Qualified Pension Plans
As of June 30, 2015, the Company has made $20.0 million in contributions to its qualified pension plans. The Company did not make any contributions to its qualified pension plans in 2014.

6.	Supplemental Cash Flow Information

As of June 30, 2015 and December 31, 2014, the Company has accruals related to utility and nonutility plant purchases totaling approximately $21.7 million and $20.2 million, respectively.

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

The Company's investment in ProLiance at June 30, 2015, shown at its 61 percent ownership share, is as follows.

As of
June 30,
(In millions)	2015
Cash	$4.4
Investment in LA Storage	21.7
Other midstream asset investment	4.4
Total investment in ProLiance	$30.5
Included in:
Investments in unconsolidated affiliates	20.4
Other nonutility investments	10.1

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

Approximately 12 Bcf of the storage, which comprises three of the four FERC certified caverns, is fully tested but additional work is required to further develop the caverns. The timing and extent of development of these caverns is dependent on market conditions, including pricing, need for storage capacity, and development of the liquefied natural gas market, among other factors. As of June 30, 2015 and December 31, 2014, ProLiance's investment in the joint venture was $35.5 million and $35.4 million, respectively.

The joint venture received a demand for arbitration from Williams Midstream Natural Gas Liquids, Inc. (Williams) in February 2011 related to a sublease agreement.  Williams alleges that the joint venture was negligent in its attempt to convert certain salt caverns to natural gas storage and seeks damages of $56.7 million.  The joint venture intends to vigorously defend itself and has asserted counterclaims substantially in excess of the amounts asserted by Williams.  The parties have agreed to arbitration and a panel has been selected, with an initial hearing to establish a schedule expected in August 2015. While the outcome cannot be predicted, it is not expected to have a material impact on the results of operations or statement of financial condition of the Company.

8. Sale of Vectren Fuels, Inc.

On July 1, 2014, the Company announced that it had reached an agreement to sell its wholly owned coal mining subsidiary, Vectren Fuels, to Sunrise Coal, LLC (Sunrise Coal), an Indiana-based wholly owned subsidiary of Hallador Energy Company and on August 29, 2014, the transaction closed. At June 30, 2014, the Company reported the coal mining business as held for sale and recorded an estimated loss in other operating expenses, including costs to sell, of approximately $32 million, or $20 million after tax. The sale of Vectren Fuels did not meet the requirements under GAAP to qualify as discontinued operations since Vectren has significant continuing cash flows related to the purchase of coal from the buyer of these mines. After the exit of the coal mining business by Vectren, Sunrise assumed Vectren Fuels' supply contracts and also negotiated new contracts for similar quality coal that will result in the Company purchasing most of its coal supply from Sunrise.

9.    Financing Activities

Indiana Gas Unsecured Note Retirement
On March 15, 2015, a $5.0 million Indiana Gas senior unsecured note matured. The Series E note carried a fixed interest rate of 7.15%. The repayment of debt was funded by the Company's commercial paper program.

Vectren Utility Holdings and Vectren Capital Debt Transactions
On June 11, 2015, Vectren Utility Holdings entered into a private placement Note Purchase Agreement pursuant to which institutional investors have agreed to purchase the following tranches of notes: (i) $25 million of 3.90% Guaranteed Senior Notes, Series A, due December 15, 2035, (ii) $135 million of 4.36% Guaranteed Senior Notes, Series B, due December, 15, 2045, and (iii) $40 million of 4.51% Guaranteed Senior Notes, Series C, due December 15, 2055. The notes will be unconditionally guaranteed by Indiana Gas Company, Inc., Southern Indiana Gas and Electric Company and Vectren Energy Delivery of Ohio, Inc.

Additionally, on June 11, 2015, Vectren Capital, Corp. entered into a private placement Note Purchase Agreement pursuant to which institutional investors have agreed to purchase the following tranches of notes: (i) $75 million of 3.33% Guaranteed Senior Notes, Series A, due December 15, 2022 and (ii) $75 million of 3.90% Guaranteed Senior Notes, Series B, due December 15, 2030. The notes will be guaranteed by Vectren Corporation.

Subject to the satisfaction of customary conditions precedent, both financings are scheduled to close on or about December 15, 2015.

10.	Commitments & Contingencies

Performance Guarantees & Product Warranties
In the normal course of business, wholly owned subsidiaries, including Energy Systems Group (ESG), issue payment and performance bonds and other forms of assurance that commit them to timely install infrastructure, operate facilities, pay vendors and subcontractors, and/or support warranty obligations.

Specific to ESG, in its role as a general contractor in the performance contracting industry, at June 30, 2015, there are 48 open surety bonds supporting future performance.  The average face amount of these obligations is $7.6 million, and the largest obligation has a face amount of $57.3 million, where construction related to the project is 97 percent complete.  The maximum exposure from these obligations is limited by the level of work already completed and bonds issued to ESG by various subcontractors. At June 30, 2015, approximately 40 percent of work was completed on projects with open surety bonds.  A significant portion of these open surety bonds will be released within one year.  In instances where ESG operates facilities, project guarantees extend over a longer period.  In addition to its performance obligations, ESG also warrants the functionality of certain installed infrastructure generally for one year and the associated energy savings over a specified number of years.

Based on a history of meeting performance obligations and installed products operating effectively, no significant liability or cost has been recognized for the periods presented.

Corporate Guarantees
The Company issues parent level guarantees to certain vendors and customers of its wholly owned subsidiaries.  These guarantees do not represent incremental consolidated obligations; rather, they represent parental guarantees of subsidiary obligations in order to allow those subsidiaries the flexibility to conduct business without posting other forms of collateral.   At June 30, 2015, parent level guarantees support a maximum of $190 million of ESG’s performance contracting commitments, warranty obligations, project guarantees, and energy savings guarantees. Further, an energy facility operated by ESG and managed by Keenan Ft. Detrick Energy, LLC (Keenan), is governed by an operations agreement. All payment obligations to

Keenan under this agreement are also guaranteed by the Company. The Company guarantee of the Keenan Ft. Detrick Energy operations agreement, does not state a maximum guarantee. Due to the nature of work performed under this contract, the Company cannot estimate a maximum potential amount of future payments.

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

Regulatory Treatment of Investments in Natural Gas Infrastructure Replacement

The Company monitors and maintains its natural gas distribution system to ensure that natural gas is delivered in a safe and efficient manner. The Company's natural gas utilities are currently engaged in programs to replace bare steel and cast iron infrastructure and other activities in both Indiana and Ohio to mitigate risk, improve the system, and comply with applicable regulations, many of which are a result of federal pipeline safety requirements. Laws passed in both Indiana and Ohio provide utilities the opportunity to timely recover costs of federally mandated projects and other infrastructure improvement projects outside of a base rate proceeding.

In April 2011, Indiana Senate Bill 251 (Senate Bill 251) was signed into Indiana law. The law provides a framework to recover 80 percent of federally mandated costs through a periodic rate adjustment mechanism outside of a general rate case. Such costs include a return on the federally mandated capital investment, based on the overall rate of return most recently approved by the Commission, along with recovery of depreciation and other operating costs associated with these mandates. The remaining 20 percent of those costs is deferred for future recovery in the utility's next general rate case.

In April 2013, Indiana Senate Bill 560 (Senate Bill 560) was signed into Indiana law. This legislation supplements Senate Bill 251 described above, and provides for cost recovery outside of a base rate proceeding for projects that either improve electric and gas system reliability and safety or are economic development projects that provide rural areas with access to gas service. Provisions of the legislation require that, among other things, requests for recovery include a seven-year project plan. Once the plan is approved by the IURC, 80 percent of such costs are eligible for current recovery using a periodic rate adjustment mechanism. Recoverable costs include a return on the investment that reflects the current capital structure and associated costs, with the exception of the rate of return on equity, which remains fixed at the rate determined in the Company's last rate case. Recoverable costs also include recovery of depreciation and other operating expenses. The remaining 20 percent of project costs is deferred and recovered in the utility’s next general rate case, which must be filed before the expiration of the seven year plan. The adjustment mechanism is capped at an annual increase in retail revenues of no more than two percent.

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

Indiana Recovery and Deferral Mechanisms
The Company's Indiana natural gas utilities received Orders in 2008 and 2007 associated with the most recent base rate cases. These Orders authorized the deferral of financial impacts associated with bare steel and cast iron replacement activities. The Orders provide for the deferral of depreciation and post in service carrying costs on qualifying projects totaling $20 million annually at Indiana Gas and $3 million annually at SIGECO. The debt-related post-in-service carrying costs are recognized in the Condensed Consolidated Statements of Income currently. The recording of post-in-service carrying costs and depreciation deferral is limited by individual qualifying projects to three years after being placed into service at SIGECO and four years after being placed into service at Indiana Gas. At June 30, 2015 and December 31, 2014, the Company has regulatory assets totaling $18.3 million and $16.4 million, respectively, associated with the deferral of depreciation and debt-related post-in-service carrying cost activities. Beginning in 2014, all bare steel and cast iron replacement activities are now part of the Company’s seven-year capital investment plan filed pursuant to Senate Bill 251, discussed further below.

Requests for Recovery Under Indiana Regulatory Mechanisms
On August 27, 2014, the IURC issued an Order (August 2014 Order) approving the Company’s seven-year capital infrastructure replacement and improvement plan, beginning in 2014, and the proposed accounting authority and recovery, pursuant to Senate Bill 251 and 560. As provided in the two laws, the Order approved semi-annual filings for rate recovery of 100 percent of the costs, inclusive of return, related to these capital investments and operating expenses, with 80 percent of the costs recovered currently via an approved tracking mechanism and 20 percent of the costs deferred and recovered in the Company’s next base rate proceeding. In addition, the Order established guidelines to annually update the seven-year capital investment plan. Finally, the Order approved the Company’s proposal to recover eligible costs via a fixed monthly charge per residential customer.

On September 26, 2014, the OUCC filed an appeal of the IURC's finding that the remaining value of retired assets replaced during the infrastructure projects should not be netted against the cost being recovered in the tracking mechanism. In June 2015, the Indiana Court of Appeals issued an opinion in favor of the Company that agreed with the IURC finding as issued in its original August 2014 Order.

On January 14, 2015, the IURC issued an Order approving the Company’s initial request for recovery of the revenue requirement through June 30, 2014 as part of its approved seven-year plan. As the next step of the recovery process, as outlined in the legislation, this Order initiates the rates and charges necessary to begin cash recovery of 80 percent of the revenue requirement, with the remaining 20 percent deferred for recovery in the Company's next rate cases. Also, consistent with the guidelines set forth in the original August 2014 Order, the IURC approved the Company’s update to its seven-year plan, to reflect changes to project prioritization as a result of both additional risk modeling and cost fluctuations. The updated plan reflects capital expenditures of approximately $900 million, an increase of $35 million from the previous plan and is inclusive of an estimated $30 million of economic development related expenditures, over the seven-year period beginning in 2014. The plan also includes approximately $15 million of annual operating costs associated with federal pipeline safety rules.
In April 2015, a group of industrial customers intervened as part of the pending appeal of the Company's Order referenced above, asking the Court of Appeals in light of a court decision related to another utility's seven-year plan, to consider whether the Company had failed to provide sufficient detail regarding its planned projects after year one of the plan. In the June 2015 decision, the Indiana Court of Appeals denied this request given that this issue was not raised during the Company's case or on appeal during the briefing period. As a result, the Company's Order approving its plan is final.

On April 1, 2015, the Company filed its second request for recovery of the revenue requirement associated with capital investment and applicable operating costs through December 31, 2014. On June 1, 2015, the Company amended its case to delay the recovery of a portion of the investment associated with the Senate Bill 560 approved investment made from July 2014 to December 2014, until its next filing in October 2015. The Company has offered to provide additional detail related to its seven-year plan in its update to be filed October 1, 2015. On July 22, 2015, the IURC issued an Order, approving the recovery of these investments consistent with the Company's proposal, with modification, specifically to the rate of return applicable to the Senate Bill 251 compliance component. The IURC found that the overall rate of return to be applied to the investment in determining the revenue requirement is to be updated with each filing, reflecting the current capital structure and associated costs, with the exception of the rate of return on equity, which remains fixed at the rate determined in the Company's last base rate case. This IURC interpretation of the overall rate of return to be used is the same as that already in place for the Senate Bill 560 component.

Ohio Recovery and Deferral Mechanisms
The PUCO Order approving the Company's 2009 base rate case in the Ohio service territory authorized a distribution replacement rider (DRR). The DRR's primary purpose is recovery of investments in utility plant and related operating expenses associated with replacing bare steel and cast iron pipelines and certain other infrastructure. This rider is updated annually for qualifying capital expenditures and allows for a return to be earned on those capital expenditures based on the rate of return approved in the 2009 base rate case. In addition, deferral of depreciation and the ability to accrue debt-related post-in-service carrying costs is also allowed until the related capital expenditures are included in the DRR. The Order also initially established a prospective bill impact evaluation on the annual deferrals. To date, the Company has made capital investments under this rider totaling $167.2 million. Regulatory assets associated with post-in-service carrying costs and depreciation deferrals were $15.6 million and $13.1 million at June 30, 2015 and December 31, 2014, respectively. Due to the expiration of the initial five-year term for the DRR in early 2014, the Company filed a request in August 2013 to extend and expand the DRR. On February 19, 2014, the PUCO issued an Order approving a Stipulation entered into by the PUCO Staff and the Company which provided for the extension of the DRR for the recovery of costs incurred through 2017 and expanded the types of investment covered by the DRR to include recovery of other infrastructure investments. The Order limits the resulting DRR fixed charge per month for residential and small general service customers to specific graduated levels over the next five years. The Company's five-year capital expenditure plan related to these infrastructure investments for calendar years 2013 through 2017 totals approximately $200 million. The capital expenditure plan is subject to the graduated caps on the fixed DRR monthly charge applicable to residential and small general service customers approved in the Order however, is not expected to exceed those caps. In addition, the Order approved the Company's commitment that the DRR can only be further extended as part of a base rate case. On May 1, 2015, the Company filed its annual request to adjust the DRR for recovery of costs incurred through December 31, 2014. A procedural schedule has been set in this proceeding, and the Company expects an order by September 2015.

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

The PUCO has also issued Orders approving the Company's filings under Ohio House Bill 95. These Orders approve deferral of the Company’s Ohio capital expenditure program for items not covered by the DRR as well as expenditures necessary to comply with PUCO rules, regulations, orders, and system expansion to some new customers. Ohio House Bill 95 Orders also have established a prospective bill impact evaluation on the cumulative deferrals, limiting the total deferrals at a level which would equal $1.50 per residential and small general service customer per month. As of June 30, 2015, the Company's deferrals have not reached this bill impact cap. In addition, the Orders approved the Company's proposal that subsequent requests for accounting authority will be filed annually in April. The Company submitted its most recent annual filing on April 30, 2015, which covers the Company’s capital expenditure program through calendar year 2015.

Other Regulatory Matters

Indiana Gas GCA Cost Recovery Issue
On July 1, 2014, Indiana Gas filed its recurring quarterly Gas Cost Adjustment (GCA) mechanism, which included recovery of gas cost variances incurred for the period January through March 2014. In August 2014, the OUCC filed testimony opposing the recovery of approximately $3.9 million of natural gas commodity purchases incurred during this period on the basis that a gas cost incentive calculation had not been properly performed. The calculation at issue is performed by the Company's supply administrator. In the winter period at issue, a pipeline force majeure event caused the gas to be priced at a location that was impacted by the extreme winter temperatures. After further review, the OUCC modified its position in testimony filed on November 5, 2014, and suggested a reduced disallowance of $3 million. The IURC moved this specific issue to a sub-docket proceeding. On April 1, 2015, a stipulation and settlement agreement between the Company, the OUCC, and the Company’s supply administrator was filed in this proceeding. The IURC issued an Order on June 10, 2015 which approved the stipulation and settlement agreement, which resulted in recovery of approximately $1.4 million of the disputed amount via the Company’s GCA mechanism, with the remaining $1.6 million received from the gas supply administrator.

Indiana Gas & SIGECO Gas Decoupling Extension Filing
On August 18, 2011, the IURC issued an Order granting the extension of the current decoupling mechanism in place at both Indiana gas companies and recovery of new conservation program costs through December 2015. The Companies have reached an agreement in principle with the OUCC to extend the decoupling mechanism through 2020. The settlement was filed for approval on March 1, 2015. The settlement was unopposed and a hearing was held in May 2015. The Company expects an order later in 2015.

12. Electric Rate & Regulatory Matters

SIGECO Electric Environmental Compliance Filing
On January 28, 2015, the IURC issued an Order approving the Company’s request for approval of capital investments on its coal-fired generation units to comply with new EPA mandates related to mercury and air toxin standards effective in 2015 and to address an outstanding Notice of Violation (NOV) from the EPA. As of June 30, 2015, approximately $30 million has been spent on equipment to control mercury in both air and water emissions, and $21 million to address the issues raised in the NOV proceeding on the increase in sulfur trioxide emissions. The total investment is estimated to be between $75 and $85 million. The Order approved the Company’s request for deferred accounting treatment, as supported by provisions under Indiana Senate Bill 29 (Senate Bill 29) and Senate Bill 251. The accounting treatment includes the deferral of depreciation and property tax expense related to these investments, accrual of post-in-service carrying costs, and deferral of incremental operating expenses related to compliance with these standards. The initial phase of the projects went into service in 2014, with the remaining investment expected to occur in 2015 and 2016. As of June 30, 2015, the Company has approximately $1.4 million deferred related to depreciation, property tax, and operating expense, and $0.5 million deferred related to post-in-service carrying costs.

In March 2015, the Company was notified that certain parties had filed a Notice of Appeal with the Indiana Court of Appeals in response to the IURC's Order. In June 2015, Joint Appellants’ Citizens Action Coalition of Indiana, Inc., Sierra Club, Inc., and Valley Watch, Inc. filed a brief which challenged the sufficiency of the findings in the IURC's January Order approving the Company’s investments and proposed accounting treatment. The Company believes the IURC’s Order satisfies applicable legal standards and will file its response in the third quarter of 2015. The Court is expected to decide on these issues later this year.

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

On December 5, 2011 within the quarterly FAC filing, SIGECO submitted a joint proposal with the OUCC to reduce its fuel costs billed to customers by accelerating into 2012 the impact of lower cost coal under new term contracts effective after 2012. The cost difference was deferred to a regulatory asset and is being recovered over a 6 year period without interest beginning in 2014. The IURC approved this proposal on January 25, 2012, with the reduction to customer’s rates effective February 1, 2012. The total balance deferred for recovery through the Company’s FAC, which began February 2014, was $42.4 million, of which $31.8 million remains as of June 30, 2015.

SIGECO Electric Demand Side Management (DSM) Program Filing
On August 31, 2011 the IURC issued an Order approving an initial three-year DSM plan in the SIGECO electric service territory that complied with the IURC’s energy saving targets. Consistent with the Company’s proposal, the Order approved, among other items, the following: 1) recovery of costs associated with implementing the DSM Plan; 2) the recovery of a performance incentive mechanism based on measured savings related to certain DSM programs; 3) lost margin recovery associated with the implementation of DSM programs for large customers; and 4) deferral of lost margin up to $3 million in 2012 and $1 million in 2011 associated with small customer DSM programs for subsequent recovery under a tracking mechanism to be proposed by the Company. On June 20, 2012, the IURC issued an Order approving a small customer lost margin recovery mechanism, inclusive of all previous deferrals. This mechanism is an alternative to the electric decoupling proposal that was denied by the IURC in the Company's last base rate proceeding. For the six months ended June 30, 2015 and 2014, the Company recognized Electric utility revenue of $4.8 million and $4.4 million, respectively, associated with this approved lost margin recovery mechanism.

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

On May 6, 2015, Indiana's governor signed Indiana Senate Bill 412 into law requiring electricity suppliers to create and submit energy efficiency plans to the IURC at least one time every three years. Senate Bill 412 also supports the recovery of all program costs, including lost revenues and financial incentives associated with those plans and approved by the IURC. The Company made its first filing pursuant to this bill in June 2015, which proposed energy efficiency programs for calendar years 2016 and 2017. As defined within the procedural schedule to be set in August 2015, the OUCC and other stakeholders will be afforded an opportunity to comment on Vectren's plan.

FERC Return on Equity (ROE) Complaint
On November 12, 2013, certain parties representing a group of industrial customers filed a joint complaint with the FERC under Section 206 of the Federal Power Act against MISO and various MISO transmission owners, including SIGECO. The joint parties seek to reduce the 12.38 percent return on equity used in the MISO transmission owners’ rates, including SIGECO’s formula transmission rates, to 9.15 percent, and to set a capital structure in which the equity component does not exceed 50 percent. The MISO transmission owners filed their response to the complaint on January 6, 2014, opposing any change to the return. As of June 30, 2015, the Company had invested approximately $157.7 million in qualifying projects. The net plant balance for these projects totaled $141.9 million at June 30, 2015.

This joint complaint is similar to a complaint against the New England Transmission Owners (NETO) filed in September 2011, which requested that the 11.14 percent incentive return granted on qualifying investments in NETO be lowered. On October 16, 2014, the FERC issued an Order in the NETO case approving a 10.57 percent return on equity and a methodology set out in its June 19, 2014 decision.

In addition to the NETO ruling, the FERC acknowledged that the pending complaint raised against the MISO transmission owners is reasonable, and ordered the initiation of a formal settlement discussion, mediated by a FERC appointed judge, in November 2014. A settlement has not been reached, and the case will move to a formal evidentiary hearing before the FERC. A procedural schedule was set on January 22, 2015, which defines a targeted date of final resolution from the FERC. An initial decision is expected later in 2015, but the timing of the final order from the FERC is unknown at this time. The Company has established a reserve pending the outcome of these complaints.

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

13.  Environmental Matters
Indiana Senate Bill 251
Senate Bill 251 is also applicable to federal environmental mandates impacting SIGECO electric operations in addition to the impact on its gas utility operations. The Company continues with its ongoing evaluation of the impact Senate Bill 251 may have on its operations, including applicability of the stricter regulations the EPA is currently pursuing involving carbon and air quality, fly ash disposal, cooling tower intake facilities, waste water discharges, and greenhouse gases. These issues are further discussed below.

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

Mercury and Air Toxics (MATS) Rule
On December 21, 2011, the EPA finalized the utility MATS Rule. The MATS Rule sets emission limits for hazardous air pollutants for existing and new coal-fired power plants and identifies the following broad categories of hazardous air pollutants: mercury, non-mercury hazardous air pollutants (primarily arsenic, chromium, cobalt, and selenium), and acid gases (hydrogen cyanide, hydrogen chloride, and hydrogen fluoride). The rule imposes mercury emission limits for two sub-categories of coal and proposed surrogate limits for non-mercury and acid gas hazardous air pollutants. Reductions are to be achieved within three years of publication of the final rule in the Federal Register. MATS compliance was required to commence April 16, 2015, and the Company is in full compliance with all requirements of MATS.

Legal challenges to the MATS Rule continue. In July 2014, a coalition of twenty-one states, including Indiana, filed a petition with the U.S. Supreme Court seeking review of the decision of the appellate court that found that the EPA appropriately based its decision to list coal and oil fired generation units as a source of the pollutants at issue solely on those pollutants’ impact on public health. On June 29, 2015 the U.S. Supreme Court reversed the appellate court decision on the basis of the EPA’s failure to consider costs before determining whether it was appropriate and necessary to regulate steam electric generating units under Section 112 of the Clean Air Act. The Court did not vacate the rule, but remanded the MATS rule back to the appellate court for further proceedings consistent with the opinion. The parties to the litigation are expected to be asked by the appellate court for briefing as to whether the court should vacate the rule, or leave it in place while the EPA supplements the rulemaking record pursuant to the Supreme Court opinion. Vectren continues to operate in full compliance with the MATS rule during the pendency of the appellate court remand which could take several months.

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

Water
Section 316(b) of the Clean Water Act requires that generating facilities use the “best technology available” (BTA) to minimize adverse environmental impacts on a body of water. More specifically, Section 316(b) is concerned with impingement and entrainment of aquatic species in once-through cooling water intake structures used at electric generating facilities. A final rule was issued by the EPA on May 19, 2014. The final rule does not mandate cooling water tower retrofits but requires a state level case-by-case assessment of BTA for each facility. The final rule lists seven presumptive technologies which would qualify as BTA. These technologies range from intake screen modifications to cooling water tower retrofits. Ecological and technology assessment studies must be completed prior to determining BTA for the Company’s facilities. To comply, the Company believes that capital investments will likely be in the range of $4 million to $8 million. Costs for compliance with these final regulations should qualify as federally mandated regulatory requirements and be recoverable under Indiana Senate Bill 251 referenced above.

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

Conclusions Regarding Air and Water Regulations
To comply with Indiana’s implementation plan of the Clean Air Act, the Company obtained authority from the IURC to invest in clean coal technology. Using this authorization, the Company invested approximately $411 million starting in 2001 with the last equipment being placed into service on January 1, 2010. The pollution control equipment included SCR systems, fabric filters, and an SO2 scrubber at its generating facility that is jointly owned with Alcoa Power Generating, Inc. SCR technology is the most effective method of reducing NOx emissions where high removal efficiencies are required and fabric filters control particulate matter emissions. The unamortized portion of the $411 million clean coal technology investment was included in rate base for purposes of determining SIGECO’s electric base rates approved in the latest base rate order obtained April 27, 2011. SIGECO’s coal-fired generating fleet is 100 percent scrubbed for SO2 and 90 percent controlled for NOx.

Utilization of the Company’s NOx and SO2 allowances can be impacted as regulations are revised and implemented. Most of these allowances were granted to the Company at zero cost; therefore, any reduction in carrying value that could result from future changes in regulations would be immaterial.

As noted previously, on January 28, 2015, the IURC issued an Order approving the Company’s request for approval of capital investments on its coal-fired generation units to comply with new EPA mandates related to mercury and air toxin standards effective in 2015 and to address an outstanding NOV from the EPA. The total investment is estimated to be between $75 and $85 million, roughly half of which will be made to control mercury in both air and water emissions, and the remaining investment will be made to address the issues raised in the NOV proceeding on the increase in sulfur trioxide emissions.

Coal Ash Waste Disposal & Ash Ponds
In December 2014 the EPA released its final Coal Combustion Residuals (CCR) rule which regulates ash as non-hazardous material under Subtitle D of the Resource Conservation and Recovery Act (RCRA). On April 17, 2015, the final rule was published in the Federal Register. The final rule allows beneficial reuse of ash and the Company will continue to reuse a majority of its ash. Legislation is currently being considered by Congress that would provide for enforcement of the federal program by states.

Under the final CCR rule, the Company is required to complete a series of integrity assessments and groundwater monitoring studies to determine whether one or more of the Company's ash ponds can continue in service, or whether a pond must be retrofitted with liners or closed and bottom ash handling conversions completed. The Company estimates capital expenditures to comply with the alternatives in the final rule could range from approximately $30 million for final capping and monitoring costs if the ponds are permitted to continue to operate to the end of the life of the generating units, to $100 million if existing ponds at both F.B. Culley and A.B. Brown generating stations are required to be closed and bottom ash conversions completed at each generating unit.

In the second quarter 2015, the Company recorded an asset retirement obligation (ARO) in the amount of $15.6 million which reflects the current present value of the costs to cap the existing ponds at the end of the life of the generating units. The estimated obligation is based on assumptions such as future ash levels, existing life of generating units, compliance assessments within the final rule at future dates, and costs for future construction services. These assumptions and estimations are subject to change in the future and could materially impact the amount of the estimated ARO. It is expected that any costs for compliance with these regulations should qualify as federally mandated regulatory requirements and be recoverable under Senate Bill 251 referenced above.

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

The EPA has finalized three sets of GHG regulations that apply to the Company’s generating facilities. In 2009, the EPA finalized a mandatory GHG emissions registry which requires the reporting of emissions. The EPA has also finalized a revision to the Prevention of Significant Deterioration (PSD) and Title V permitting rules which would require facilities that emit 75,000 tons or more of GHG's a year to obtain a PSD permit for new construction or a significant modification of an existing facility. The EPA's PSD and Title V permitting rules for GHG's were upheld by the US Court of Appeals for the District of Columbia, and in June 2014 the US Supreme Court upheld the regulations with respect to applicability to major sources such as coal-fired power plants that are required to hold PSD construction and Title V air operating permits for other criteria pollutants.

In July 2013, the President announced a Climate Action Plan, which called on the EPA to finalize the rule for new construction expeditiously and, by June 2015 finalize, New Source Performance Standards (NSPS) for GHG's for existing electric generating units which would apply to the Company's power plants. On June 2, 2014, the EPA proposed its rule for states to regulate CO2 emissions from existing electric generating units. The rule required states to adopt plans to reduce CO2 emissions by 30 percent from 2005 levels by 2030. The proposal set state-specific CO2 emission rate-based CO2 goals (measured in lb CO2/MWh) and guidelines for the development, submission and implementation of state plans to achieve the state goals. These state-specific goals were calculated based upon 2012 average emission rates aggregated for all fossil fuel-based units in the state. For Indiana, the proposal used a 2012 emission rate of 1,923 lb CO2/MWh, and set an interim goal of 1,607 lb CO2/MWh and a final emission goal of 1,531 lb CO2/MWh, or a 20 percent reduction in Indiana’s total CO2 emission rate, that must be met by 2030. Under this proposal, these CO2 emission rate goals do not apply directly to individual units or generating systems, but are instead state goals. As such, the state would be required to establish a framework that would guide how compliance would be met on a statewide basis. Indiana’s interim, or “phase in”, goal of 1,607 lb CO2/MWh must be met as averaged over a ten-year period (2020 - 2029) with progress toward this goal to be demonstrated for every two rolling calendar years starting in 2020, with the first report due in 2022. These individual state goals were based upon the application of four “building blocks” of emission rate improvements identified as the Best System of Emission Reduction, which defines EPA’s authority under Section 111(d).

The Company timely filed comments to the Clean Power Plan (CPP) proposal on December 1, 2014. The State of Indiana also filed public comments, asking that the proposal be withdrawn. On July 31, 2014, litigation was filed by the state of Indiana and other parties challenging the rule prior to finalization by the EPA. In June 2015 these consolidated challenges were determined to be premature by the reviewing court, but the court’s decision did not preclude the parties from raising the arguments against the final rulemaking after EPA has published the final CPP in the Federal Register.

On August 3, 2015, the EPA released its final CPP which requires a 32 percent reduction in carbon emissions from 2005 levels. The original proposal in June 2014 called for a 30 percent reduction. The final CPP is significantly different in many respects from the June 2014 proposal. The EPA removed the energy efficiency block in the final rule and increased the assumption related to reliance upon renewables for compliance. In addition to the change in energy efficiency and renewables assumptions, the EPA also incorporated a new emission rate factor as a means of leveling the emission reduction requirements across the states. This resulted in the final emission rate reduction goal for Indiana of 1,242 lb CO2 / MWh to be achieved by 2030, as compared to a goal of 1,531 lb CO2/ MWh as proposed in June of 2014. Final state goals now fall within a narrower, lower range (between 771 lb CO2/MWh and 1305 lb CO2/MWh), with states having higher percentages of coal-fired generation receiving more stringent emission rate goals than those in the original proposal. The new rule also gives states an additional year to submit a state implementation plan, now September of 2018. Under the CPP, states have the flexibility to include energy efficiency and other measures should it choose to implement a state measures plan as provided in the final rule. While states are given an interim goal (1,451 lb CO2/MWh for Indiana), the final rule gives states the flexibility to shape their own emissions reduction glide path over the 2022-29 time period.

In the event that a state does not submit a state implementation plan (SIP), the EPA also released a proposed federal implementation plan (FIP), which would be imposed in those states without an approved SIP. The proposed FIP would apply an emission rate requirement directly on affected units. Under the proposed FIP the CO2 emission rate limit for coal-fired units would start at 1671 lbs CO2 / MWh in 2022 and decrease to a final emission rate cap of 1305 lbs CO2 / MWh by 2030. While the FIP emission rate cap appears to be slightly less stringent, the cap would apply directly to affected units and these units would not have the benefit of averaging emission rates with rates from zero-carbon sources as in a SIP. Purchases of emission credits from zero-carbon sources can be made for compliance. Since the FIP has just been proposed, it will be subject to extensive public comments prior to finalization.

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

Impact of Legislative Actions & Other Initiatives is Unknown

At this time, compliance costs and other effects associated with reductions in GHG emissions or obtaining renewable energy sources remain uncertain. The Company has gathered preliminary estimates of the costs to control GHG emissions. A preliminary investigation demonstrated costs to comply would be significant, first with regard to operating expenses and later for capital expenditures as technology becomes available to control GHG emissions. However, these compliance cost estimates were based on highly uncertain assumptions, including allowance prices if a cap and trade approach were employed, and energy efficiency targets. The Company will undertake a detailed review of the requirements of the CPP and the proposed FIP and commence a review of potential compliance options for Vectren’s affected units. In 2016 the Company will file its next integrated resource plan that will model compliance assumptions and costs and evaluate possible compliance alternatives. The Company will also continue to remain engaged with the State of Indiana to assess the final rule and to develop a plan that is the least cost to its customers. Costs to purchase allowances that cap GHG emissions or expenditures made to control emissions or lower carbon emission rates should be considered a federally mandated cost of providing electricity, and as such, the Company believes such costs and expenditures should be recoverable from customers through Senate Bill 251 as referenced above or Senate Bill 29, which was used by the Company to recover its initial pollution control investments.

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

The costs the Company expects to incur are estimated by management using assumptions based on actual costs incurred, the timing of expected future payments, and inflation factors, among others. While the Company’s utilities have recorded all costs which they presently expect to incur in connection with activities at these sites, it is possible that future events may require remedial activities which are not presently foreseen and those costs may not be subject to PRP or insurance recovery. As of June 30, 2015 and December 31, 2014, approximately $3.4 million and $3.6 million, respectively, of accrued, but not yet spent, costs are included in Other Liabilities related to the Indiana Gas and SIGECO sites.

14.	Impact of Recently Issued Accounting Principles

Revenue Recognition Guidance
In May 2014, the FASB issued new accounting guidance to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and IFRS. The amendments in this guidance state that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This new guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. On July 9, 2015, the FASB approved a one year deferral of the effective date to December 15, 2017 with early adoption permitted, but not before the original effective date of December 15, 2016. The Company is currently evaluating the standard to determine application date, transition method, and impact the standard will have on the financial statements.
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

15.	Fair Value Measurements

The carrying values and estimated fair values using primarily Level 2 assumptions of the Company's other financial instruments follow:

	June 30, 2015		December 31, 2014
(In millions)	Carrying Amount	Est. Fair Value	Carrying Amount	Est. Fair Value
Long-term debt	$1,572.5	$1,726.9	$1,577.3	$1,754.5
Short-term borrowings	96.4	96.4	156.4	156.4
Cash & cash equivalents	11.3	11.3	86.4	86.4

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

Because of the nature of certain other investments and lack of a readily available market, it is not practical to estimate the fair value of these financial instruments at specific dates without considerable effort and cost.  At June 30, 2015 and December 31, 2014, the fair value for these financial instruments was not estimated.  The carrying value of these investments at June 30, 2015 and December 31, 2014 was approximately $16.2 million and $10.4 million, respectively, and is included in Other nonutility investments. The increase in carrying value from December 31, 2014 is related to a debt security and note received from the sale of a commercial real estate investment in June 2015.

16.	Segment Reporting

The Company segregates its operations into three groups: 1) Utility Group, 2) Nonutility Group, and 3) Corporate and Other.

The Utility Group is comprised of Vectren Utility Holdings, Inc.’s operations, which consist of the Company’s regulated operations and other operations that provide information technology and other support services to those regulated operations.  The Company segregates its regulated operations between a Gas Utility Services operating segment and an Electric Utility Services operating segment.  The Gas Utility Services segment provides natural gas distribution and transportation services to nearly two-thirds of Indiana and to west-central Ohio.  The Electric Utility Services segment provides electric transmission and distribution services primarily to southwestern Indiana, and includes the Company’s power generating and wholesale power operations.  Regulated operations supply natural gas and/or electricity to over one million customers.  In total, the Utility Group reports three operating segments:  Gas Utility Services, Electric Utility Services, and Other operations.

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

Corporate and Other includes unallocated corporate expenses such as advertising and certain charitable contributions, among other activities, that benefit the Company’s other operations.  Net income is the measure of profitability used by management for all operations.

Information related to the Company’s reportable segments is summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2015	2014	2015	2014
Revenues
Utility Group
Gas Utility Services	$128.6	$132.4	$481.5	$576.0
Electric Utility Services	147.8	152.0	301.7	315.0
Other Operations	10.2	9.5	20.4	19.1
Eliminations	(10.1)	(9.4)	(20.2)	(19.0)
Total Utility Group	276.5	284.5	783.4	891.1
Nonutility Group
Infrastructure Services	231.4	178.0	408.3	301.0
Energy Services	43.7	32.7	66.8	50.2
Coal Mining	—	85.6	—	167.1
Total Nonutility Group	275.1	296.3	475.1	518.3
Corporate & Other Group	0.2	0.2	0.4	0.5
Eliminations	(0.8)	(38.5)	(1.7)	(70.6)
Consolidated Revenues	$551.0	$542.5	$1,257.2	$1,339.3

Profitability Measure - Net Income (Loss)
Utility Group Net Income
Gas Utility Services	$3.4	$0.7	$43.8	$39.0
Electric Utility Services	19.7	19.9	38.9	39.2
Other Operations	1.3	2.3	4.7	6.0
Utility Group Net Income	24.4	22.9	87.4	84.2
Nonutility Group Net Income (Loss)
Infrastructure Services	12.3	9.4	9.7	4.1
Energy Services	(0.4)	(1.8)	(3.5)	(4.8)
Coal Mining	—	(18.2)	—	(19.3)
Other Businesses	(0.3)	(0.2)	(0.5)	(0.5)
Nonutility Group Net Income (Loss)	11.6	(10.8)	5.7	(20.5)
Corporate & Other Group Net Income (Loss)	(0.2)	(0.2)	(0.3)	(0.6)
Consolidated Net Income	$35.8	$11.9	$92.8	$63.1

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Vectren Corporation (the Company or Vectren), an Indiana corporation, is an energy holding company headquartered in Evansville, Indiana.  The Company’s wholly owned subsidiary, Vectren Utility Holdings, Inc. (Utility Holdings or VUHI), serves as the intermediate holding company for three public utilities: Indiana Gas Company, Inc. (Indiana Gas or Vectren Energy Delivery of Indiana - North), Southern Indiana Gas and Electric Company (SIGECO or Vectren Energy Delivery of Indiana - South), and Vectren Energy Delivery of Ohio, Inc. (VEDO).  Utility Holdings also has other assets that provide information technology and other services to the three utilities.  Utility Holdings’ consolidated operations are collectively referred to as the Utility Group.  Both Vectren and Utility Holdings are holding companies as defined by the Energy Policy Act of 2005 (Energy Act).  Vectren was incorporated under the laws of Indiana on June 10, 1999.

Indiana Gas provides energy delivery services to approximately 583,000 natural gas customers located in central and southern Indiana.  SIGECO provides energy delivery services to approximately 144,000 electric customers and over 111,000 gas customers located near Evansville in southwestern Indiana.  SIGECO also owns and operates electric generation assets to serve its electric customers and optimizes those assets in the wholesale power market.  Indiana Gas and SIGECO generally do business as Vectren Energy Delivery of Indiana.  VEDO provides energy delivery services to approximately 316,000 natural gas customers located near Dayton in west central Ohio.

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

Executive Summary of Consolidated Results of Operations

In this discussion and analysis, the Company analyzes contributions to consolidated earnings and earnings per share from its Utility Group and Nonutility Group separately since each operates independently requiring distinct competencies and business strategies, offers different energy and energy-related products and services, and experiences different opportunities and risks.

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

Results for the three months ended June 30, 2015 were earnings of $35.8 million, or $0.43 per share, compared to earnings of $11.9 million, or $0.14 per share for the three months ended June 30, 2014. For the six months ended June 30, 2015, consolidated net income was $92.8 million, or $1.12 per share, compared to $63.1 million, or $0.76 per share for the six months ended June 30, 2014.

In 2014, excluding the results attributable to the Company's Coal Mining business, consolidated net income for the three and six months ended June 30, 2014 was $30.1 million, or $0.37 per share, and $82.4 million, or $1.00 per share, respectively.

Results Related to the Coal Mining Business

On July 1, 2014, the Company announced that it had reached an agreement to sell its wholly owned coal mining subsidiary, Vectren Fuels, to Sunrise Coal, LLC (Sunrise Coal), an Indiana-based wholly owned subsidiary of Hallador Energy Company. Sunrise Coal owns and operates coal mines in the Illinois Basin. On August 29, 2014, the transaction closed.  Results from Coal Mining for the three and six months ended June 30, 2014 were losses of $18.2 million and $19.3 million, respectively.

Consolidated Results Excluding the Results From Coal Mining in the Year of Disposition (See below regarding the Use of Non-GAAP Measures)

Net income (loss) and earnings per share, excluding results from Coal Mining in 2014, the year of disposition, in total and by group, for the three and six months ended June 30, 2015 and 2014 follow:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share data)	2015	2014	2015	2014
Net income (loss)*	$35.8	$30.1	$92.8	$82.4
Attributed to:
Utility Group	24.4	22.9	87.4	84.2
Nonutility Group*	11.6	7.4	5.7	(1.2)
Corporate & other	(0.2)	(0.2)	(0.3)	(0.6)

Basic EPS*	$0.43	$0.37	$1.12	$1.00
Attributed to:
Utility Group	0.29	0.28	1.06	1.02
Nonutility Group*	0.14	0.09	0.07	(0.01)
Corporate & other	—	—	(0.01)	(0.01)
*Excludes Coal Mining results in 2014

Utility Group
In the second quarter of 2015, the Utility Group earnings were $24.4 million, compared to $22.9 million in 2014. In the six months ended June 30, 2015, the Utility Group earned $87.4 million, compared to $84.2 million in 2014. The quarter and year to date increases are largely driven by increases in gas utility margin from returns on the Indiana and Ohio infrastructure replacement programs, small customer growth, and large customer usage. Decreases in operating expenses related to performance-based compensation also favorably impacted earnings in both the quarter and year to date periods. Quarter and year to date results in 2015 were unfavorably impacted by a decrease in wholesale electric margin due primarily to lower market pricing compared to 2014 periods.

Gas Utility Services
During the second quarter of 2015, Gas Utility Services earned $3.4 million compared to earnings of $0.7 million in the second quarter of 2014. In the six months ended June 30, 2015, Gas Utility Services earnings were $43.8 million, compared to earnings of $39.0 million in 2014. Customer margin increased in 2015 from small customer growth, large customer usage, and the returns from the Indiana and Ohio infrastructure replacement programs. Overall, operating expenses were favorably impacted by a decrease in performance-based compensation compared to the 2014 periods.

Electric Utility Services
During the second quarter of 2015, Electric Utility Services' earnings were $19.7 million, compared to $19.9 million in the second quarter of 2014. Electric Utility Services earned $38.9 million year to date in 2015, compared to earnings of $39.2 million for the six months ended June 30, 2014. The decreases in the quarter and year to date periods are driven by the impact of weather on retail electric margin, which management estimates the unfavorable after tax impact to be approximately $0.5 million in the second quarter of 2015 and $1.1 million year to date, as compared to the 2014 periods. Quarter and year to date results were also unfavorably impacted by decreases in wholesale margin due primarily to lower market pricing. These decreases were offset somewhat by lower operating expenses in 2015 driven by the timing of power supply maintenance as well as increased performance-based compensation expense in 2014.

Nonutility Group
The Nonutility group results for the second quarter of 2015 were earnings of $11.6 million, compared to earnings of $7.4 million in the prior year. For the six months ended June 30, 2015, the Nonutility Group reported earnings of $5.7 million, compared to a loss of $1.2 million in the prior year period. The 2014 periods exclude Coal Mining results. Results reflect strong demand for infrastructure services in the first half of 2015 and increased results compared to 2014 due to the inability of work crews to complete their work as planned because of the adverse winter weather and related road restrictions during the first half in 2014.

Dividends

Dividends declared for the three months ended June 30, 2015, were $0.38 per share, compared to $0.36 per share for the same period in 2014. Dividends declared for the six months ended June 30, 2015, were $0.76 per share, compared to $0.72 per share for the same period in 2014.

Use of Non-GAAP Performance Measures and Per Share Measures

Results Excluding Coal Mining
This discussion and analysis contains non-GAAP financial measures that exclude the results related to Coal Mining in 2014 since the Company exited the coal mining business in 2014.

Management uses consolidated net income, consolidated earnings per share, and Nonutility Group net income (loss), excluding results from Coal Mining in 2014, to evaluate its results. Coal Mining results that are excluded from the GAAP measures are inclusive of holding company costs (corporate allocations, interest and taxes). Management believes analyzing underlying and ongoing business trends is aided by the removal of Coal Mining results in 2014 and the rationale for using such non-GAAP measures is that, through the disposition of the Coal Mining segment, the Company has exited the coal mining business. Management believes this presentation provides the best representation of the overall results of the ongoing operations.

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

The following table reconciles consolidated net income (loss), consolidated basic EPS, and Nonutility Group net income (loss) to those results excluding Coal Mining results in 2014.

	Three Months Ended			Six Months Ended
	June 30, 2014			June 30, 2014
(In millions, except EPS)	GAAP Measure	Exclude Coal Mining Results	Non-GAAP Measure	GAAP Measure	Exclude Coal Mining Results	Non-GAAP Measure
Consolidated
Net Income (Loss)	$11.9	$(18.2)	$30.1	$63.1	$(19.3)	$82.4
Basic EPS	$0.14	$(0.23)	$0.37	$0.76	$(0.24)	$1.00
Nonutility Group Net Income (Loss)	$(10.8)	$(18.2)	$7.4	$(20.5)	$(19.3)	$(1.2)

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

Results of Operations of the Utility Group

The Utility Group is comprised of Utility Holdings’ operations, which consist of the Company’s regulated utility operations and other operations that provide information technology and other support services to those regulated operations.  Regulated operations consist of a natural gas distribution business that provides natural gas distribution and transportation services to nearly two-thirds of Indiana and to west-central Ohio and an electric transmission and distribution business, which provides electric transmission and distribution services to southwestern Indiana, and its power generating and wholesale power operations.  In total, these regulated operations supply natural gas and/or electricity to over one million customers. Utility Group operating results before certain intersegment eliminations and reclassifications for the three and six months ended June 30, 2015 and 2014, follow:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share data)	2015	2014	2015	2014
OPERATING REVENUES
Gas utility	$128.6	$132.4	$481.5	$576.0
Electric utility	147.8	152.0	301.7	315.0
Other	0.1	0.1	0.2	0.1
Total operating revenues	276.5	284.5	783.4	891.1
OPERATING EXPENSES
Cost of gas sold	36.4	43.7	208.4	314.6
Cost of fuel & purchased power	47.0	48.1	97.0	105.1
Other operating	78.5	81.5	181.3	179.8
Depreciation & amortization	52.0	50.6	104.2	100.5
Taxes other than income taxes	12.1	12.5	31.2	32.6
Total operating expenses	226.0	236.4	622.1	732.6
OPERATING INCOME	50.5	48.1	161.3	158.5
OTHER INCOME - NET	4.3	3.7	9.2	7.6
INTEREST EXPENSE	16.4	16.7	33.0	33.4
INCOME BEFORE INCOME TAXES	38.4	35.1	137.5	132.7
INCOME TAXES	14.0	12.2	50.1	48.5
NET INCOME	$24.4	$22.9	$87.4	$84.2

CONTRIBUTION TO VECTREN BASIC EPS	$0.29	$0.28	$1.06	$1.02

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

Gas Utility Margin (Gas utility revenues less Cost of gas sold)
Gas Utility margin and throughput by customer type follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2015	2014	2015	2014
Gas utility revenues	$128.6	$132.4	$481.5	$576.0
Cost of gas sold	36.4	43.7	208.4	314.6
Total gas utility margin	$92.2	$88.7	$273.1	$261.4
Margin attributed to:
Residential & commercial customers	$69.7	$67.5	$196.0	$190.7
Industrial customers	13.0	12.1	32.3	30.9
Other	2.5	2.8	5.9	6.4
Regulatory expense recovery mechanisms	7.0	6.3	38.9	33.4
Total gas utility margin	$92.2	$88.7	$273.1	$261.4
Sold & transported volumes in MMDth attributed to:
Residential & commercial customers	10.7	12.0	72.9	77.6
Industrial customers	28.3	23.7	66.3	59.7
Total sold & transported volumes	39.0	35.7	139.2	137.3

Gas Utility margins were $92.2 million and $273.1 million for the three and six months ended June 30, 2015, and compared to 2014, increased $3.5 million quarter over quarter and $11.7 million year to date. Customer margin from small customer growth and large customer usage increased $1.1 million quarter over quarter and $1.9 million year to date compared to 2014. Additionally quarter over quarter margin was favorably impacted by increased return from infrastructure replacement programs in Indiana and Ohio of $2.2 million. Year to date margin was also favorably impacted by increased return from infrastructure replacement programs of $5.1 million. Year to date pass through margin increased $5.5 million in 2015 compared to 2014 due to increases in costs recovered through regulatory expense mechanisms.

Electric Utility Margin (Electric utility revenues less Cost of fuel & purchased power)
Electric Utility margin and volumes sold by customer type follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2015	2014	2015	2014
Electric utility revenues	$147.8	$152.0	$301.7	$315.0
Cost of fuel & purchased power	47.0	48.1	97.0	105.1
Total electric utility margin	$100.8	$103.9	$204.7	$209.9
Margin attributed to:
Residential & commercial customers	$62.8	$64.4	$126.5	$128.7
Industrial customers	28.4	27.9	55.2	53.9
Other	0.5	1.1	1.5	2.0
Regulatory expense recovery mechanisms	1.9	1.8	5.3	6.6
Subtotal: retail	$93.6	$95.2	$188.5	$191.2
Wholesale power & transmission system margin	7.2	8.7	16.2	18.7
Total electric utility margin	$100.8	$103.9	$204.7	$209.9
Electric volumes sold in GWh attributed to:
Residential & commercial customers	643.1	658.4	1,345.7	1,377.5
Industrial customers	719.4	692.4	1,392.3	1,352.5
Other customers	4.8	4.9	10.9	10.9
Total retail volumes sold	1,367.3	1,355.7	2,748.9	2,740.9

Retail
Electric retail utility margins were $93.6 million and $188.5 million for the three and six months ended June 30, 2015, and compared to 2014, decreased by $1.6 million in the quarter and $2.7 million year to date. Electric results, which are not protected by weather normalizing mechanisms, reflect a $0.9 million decrease in small customer margin related to weather as annualized cooling degree days in the second quarter of 2015 were 107 percent of normal compared to 109 percent of normal in 2014. Similarly for the year to date period, electric results were unfavorably impacted by weather and resulted in a year to date decrease of $1.8 million in small customer margin. Small customer margin also decreased $0.6 million quarter over quarter and $0.8 million year to date compared to 2014 related to decreased electric volumes sold primarily related to continued customer conservation. Margin from regulatory expense recovery mechanisms decreased $1.3 million in the 2015 year to date period compared to 2014, driven primarily by a corresponding decrease in operating expenses associated with the electric conservation programs. Additionally, results reflect an increase in large customer usage of $0.6 million quarter over quarter and $1.3 million year to date, largely driven by large customer growth.

On December 3, 2013, SABIC Innovative Plastics (SABIC), a large industrial utility customer of the Company, announced its plans to build a cogeneration (cogen) facility to be operational at the end of 2016 or early in 2017, in order to generate power to meet a significant portion of its ongoing power needs.  Electric service is currently provided to SABIC by the Company under a long-term contract that expires in May of 2016. SABIC's historical peak electric usage has been approximately 120 megawatts (MW).  The cogen facility is expected to provide 80 MW of capacity.  Therefore, the Company will continue to provide all of SABIC's power requirements above the 80 MW capacity of the cogen, which is projected to be 40 MW.  The Company also expects to provide back-up power, when required. The Company is actively working with SABIC on a transitional contractual arrangement. The Company continues to pursue and respond to economic development opportunities, among other things, as offsets to the margin lost from SABIC's cogeneration decision and as such, does not anticipate any significant impact on its future financial results.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2015	2014	2015	2014
MISO Transmission system sales	$6.4	$6.6	$12.9	$12.7
MISO Off-system sales	0.8	2.1	3.3	6.0
Total wholesale margin	$7.2	$8.7	$16.2	$18.7

Transmission system margin associated with qualifying projects, including the reconciliation of recovery mechanisms, and other transmission system operations, totaled $12.9 million and $12.7 million during the six months ended June 30, 2015 and 2014, respectively. As of June 30, 2015, the Company had invested approximately $157.7 million in qualifying projects. The net plant balance for these projects totaled $141.9 million at June 30, 2015. These projects include an interstate 345 kV transmission line that connects the Company’s A.B. Brown Generating Station to a generating station in Indiana owned by Duke Energy to the north and to a generating station in Kentucky owned by Big Rivers Electric Corporation to the south; a substation; and another transmission line. Although the allowed return is currently being challenged as discussed below in Rate and Regulatory Matters, once placed into service, these projects earn a FERC approved equity rate of return of 12.38 percent on the net plant balance. Operating expenses are also recovered. The Company has established a reserve pending the outcome of this complaint. The 345 kV project is the largest of these qualifying projects, with a cost of $106.8 million that earned the FERC approved equity rate of return, including while under construction.

For the six months ended June 30, 2015, margin from off-system sales was $3.3 million compared to $6.0 million in 2014. The base rate changes implemented in May 2011 require that wholesale margin from off-system sales earned above or below $7.5 million per year be shared equally with customers.  Results for the periods presented reflect the impact of that sharing as well as a decrease in volumes sold due to lower market pricing.

Utility Group Operating Expenses

Other Operating
During the second quarter of 2015, other operating expenses were $78.5 million, a decrease of $3.0 million, compared to 2014. For the six months ended June 30, 2015, other operating expenses were $181.3 million, an increase of $1.5 million, compared to 2014. The increase in other operating costs for the year to date period is primarily due to increases in costs that are recovered directly in margin. Excluding these pass through costs, other operating expenses decreased $4.3 million in 2015, compared to the same period in 2014. Both quarter and year to date periods reflect decreased performance-based compensation expense, as well as lower operating expenses in 2015 due to the timing of power supply maintenance in 2014.

Depreciation & Amortization
In the second quarter of 2015, depreciation and amortization expense was $52.0 million compared to $50.6 million in 2014. For the six months ended June 30, 2015, depreciation and amortization expense was $104.2 million, which represents an increase of $3.7 million compared to 2014. Both quarter and year to date periods reflect increased plant placed in service.

Taxes Other Than Income Taxes
Taxes other than income taxes were $12.1 million for the second quarter of 2015, a decrease of $0.4 million compared to 2014. Year to date, taxes other than income taxes were $31.2 million compared to $32.6 million for the year to date period in 2014. The decrease in both the year to date and quarter periods is primarily due to decreased revenue taxes. These taxes are offset dollar-for-dollar with lower gas utility and electric utility revenues reflected in margin attributable to regulatory expense recovery mechanisms.

Other Income - Net

Other income-net reflects income of $4.3 million for the second quarter of 2015, an increase of $0.6 million, compared to 2014. Year to date, other income-net reflects income of $9.2 million compared to $7.6 million in 2014. The increase is primarily due to higher AFUDC driven by increased capital expenditures related to gas utility infrastructure replacement investments, as well as higher AFUDC rates.

Gas Rate & Regulatory Matters

Regulatory Treatment of Investments in Natural Gas Infrastructure Replacement

The Company monitors and maintains its natural gas distribution system to ensure that natural gas is delivered in a safe and efficient manner. The Company's natural gas utilities are currently engaged in programs to replace bare steel and cast iron infrastructure and other activities in both Indiana and Ohio to mitigate risk, improve the system, and comply with applicable regulations, many of which are a result of federal pipeline safety requirements. Laws passed in both Indiana and Ohio provide utilities the opportunity to timely recover costs of federally mandated projects and other infrastructure improvement projects outside of a base rate proceeding.

In April 2011, Indiana Senate Bill 251 (Senate Bill 251) was signed into Indiana law. The law provides a framework to recover 80 percent of federally mandated costs through a periodic rate adjustment mechanism outside of a general rate case. Such costs include a return on the federally mandated capital investment, based on the overall rate of return most recently approved by the Commission, along with recovery of depreciation and other operating costs associated with these mandates. The remaining 20 percent of those costs is deferred for future recovery in the utility's next general rate case.

In April 2013, Indiana Senate Bill 560 (Senate Bill 560) was signed into Indiana law. This legislation supplements Senate Bill 251 described above, and provides for cost recovery outside of a base rate proceeding for projects that either improve electric and gas system reliability and safety or are economic development projects that provide rural areas with access to gas service. Provisions of the legislation require that, among other things, requests for recovery include a seven-year project plan. Once the plan is approved by the IURC, 80 percent of such costs are eligible for current recovery using a periodic rate adjustment mechanism. Recoverable costs include a return on the investment that reflects the current capital structure and associated costs, with the exception of the rate of return on equity, which remains fixed at the rate determined in the Company's last rate case. Recoverable costs also include recovery of depreciation and other operating expenses. The remaining 20 percent of project costs is deferred and recovered in the utility’s next general rate case, which must be filed before the expiration of the seven year plan. The adjustment mechanism is capped at an annual increase in retail revenues of no more than two percent.

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

Indiana Recovery and Deferral Mechanisms
The Company's Indiana natural gas utilities received Orders in 2008 and 2007 associated with the most recent base rate cases. These Orders authorized the deferral of financial impacts associated with bare steel and cast iron replacement activities. The Orders provide for the deferral of depreciation and post in service carrying costs on qualifying projects totaling $20 million annually at Indiana Gas and $3 million annually at SIGECO. The debt-related post-in-service carrying costs are recognized in the Condensed Consolidated Statements of Income currently. The recording of post-in-service carrying costs and depreciation deferral is limited by individual qualifying projects to three years after being placed into service at SIGECO and four years after being placed into service at Indiana Gas. At June 30, 2015 and December 31, 2014, the Company has regulatory assets totaling $18.3 million and $16.4 million, respectively, associated with the deferral of depreciation and debt-related post-in-service carrying cost activities. Beginning in 2014, all bare steel and cast iron replacement activities are now part of the Company’s seven-year capital investment plan filed pursuant to Senate Bill 251, discussed further below.

Requests for Recovery Under Indiana Regulatory Mechanisms
On August 27, 2014, the IURC issued an Order (August 2014 Order) approving the Company’s seven-year capital infrastructure replacement and improvement plan, beginning in 2014, and the proposed accounting authority and recovery, pursuant to Senate Bill 251 and 560. As provided in the two laws, the Order approved semi-annual filings for rate recovery of 100 percent of the costs, inclusive of return, related to these capital investments and operating expenses, with 80 percent of the costs recovered currently via an approved tracking mechanism and 20 percent of the costs deferred and recovered in the Company’s next base rate proceeding. In addition, the Order established guidelines to annually update the seven-year capital investment plan. Finally, the Order approved the Company’s proposal to recover eligible costs via a fixed monthly charge per residential customer.

On September 26, 2014, the OUCC filed an appeal of the IURC's finding that the remaining value of retired assets replaced during the infrastructure projects should not be netted against the cost being recovered in the tracking mechanism. In June 2015, the Indiana Court of Appeals issued an opinion in favor of the Company that agreed with the IURC finding as issued in its original August 2014 Order.

On January 14, 2015, the IURC issued an Order approving the Company’s initial request for recovery of the revenue requirement through June 30, 2014 as part of its approved seven-year plan. As the next step of the recovery process, as outlined in the legislation, this Order initiates the rates and charges necessary to begin cash recovery of 80 percent of the revenue requirement, with the remaining 20 percent deferred for recovery in the Company's next rate cases. Also, consistent with the guidelines set forth in the original August 2014 Order, the IURC approved the Company’s update to its seven-year plan, to reflect changes to project prioritization as a result of both additional risk modeling and cost fluctuations. The updated plan reflects capital expenditures of approximately $900 million, an increase of $35 million from the previous plan and is inclusive of an estimated $30 million of economic development related expenditures, over the seven-year period beginning in 2014. The plan also includes approximately $15 million of annual operating costs associated with federal pipeline safety rules.
In April 2015, a group of industrial customers intervened as part of the pending appeal of the Company's Order referenced above, asking the Court of Appeals in light of a court decision related to another utility's seven-year plan, to consider whether the Company had failed to provide sufficient detail regarding its planned projects after year one of the plan. In the June 2015 decision, the Indiana Court of Appeals denied this request given that this issue was not raised during the Company's case or on appeal during the briefing period. As a result, the Company's Order approving its plan is final.
On April 1, 2015, the Company filed its second request for recovery of the revenue requirement associated with capital investment and applicable operating costs through December 31, 2014. On June 1, 2015, the Company amended its case to delay the recovery of a portion of the investment associated with the Senate Bill 560 approved investment made from July 2014 to December 2014, until its next filing in October 2015. The Company has offered to provide additional detail related to its seven-year plan in its update to be filed October 1, 2015. On July 22, 2015, the IURC issued an Order, approving the recovery of these investments consistent with the Company's proposal, with modification, specifically to the rate of return applicable to the Senate Bill 251 compliance component. The IURC found that the overall rate of return to be applied to the investment in determining the revenue requirement is to be updated with each filing, reflecting the current capital structure and associated costs, with the exception of the rate of return on equity, which remains fixed at the rate determined in the Company's last base rate case. This IURC interpretation of the overall rate of return to be used is the same as that already in place for the Senate Bill 560 component.
Ohio Recovery and Deferral Mechanisms
The PUCO Order approving the Company's 2009 base rate case in the Ohio service territory authorized a distribution replacement rider (DRR). The DRR's primary purpose is recovery of investments in utility plant and related operating expenses associated with replacing bare steel and cast iron pipelines and certain other infrastructure. This rider is updated annually for qualifying capital expenditures and allows for a return to be earned on those capital expenditures based on the rate of return approved in the 2009 base rate case. In addition, deferral of depreciation and the ability to accrue debt-related post-in-service carrying costs is also allowed until the related capital expenditures are included in the DRR. The Order also initially established a prospective bill impact evaluation on the annual deferrals. To date, the Company has made capital investments under this rider totaling $167.2 million. Regulatory assets associated with post-in-service carrying costs and depreciation deferrals were $15.6 million and $13.1 million at June 30, 2015 and December 31, 2014, respectively. Due to the expiration of the initial five-year term for the DRR in early 2014, the Company filed a request in August 2013 to extend and expand the DRR. On February 19, 2014, the PUCO issued an Order approving a Stipulation entered into by the PUCO Staff and the Company which provided for the extension of the DRR for the recovery of costs incurred through 2017 and expanded the types of investment covered by the DRR to include recovery of other infrastructure investments. The Order limits the resulting DRR fixed charge per month for residential and small general service customers to specific graduated levels over the next five years. The Company's five-year capital expenditure plan related to these infrastructure investments for calendar years 2013 through 2017 totals approximately $200 million. The capital expenditure plan is subject to the graduated caps on the fixed DRR monthly charge applicable to residential and small general service customers approved in the Order however, is not expected to exceed those caps. In addition, the Order approved the Company's commitment that the DRR can only be further extended as part of a base rate case.

On May 1, 2015, the Company filed its annual request to adjust the DRR for recovery of costs incurred through December 31, 2014. A procedural schedule has been set in this proceeding, and the Company expects an order by September 2015.

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

The PUCO has also issued Orders approving the Company's filings under Ohio House Bill 95. These Orders approve deferral of the Company’s Ohio capital expenditure program for items not covered by the DRR as well as expenditures necessary to comply with PUCO rules, regulations, orders, and system expansion to some new customers. Ohio House Bill 95 Orders also have established a prospective bill impact evaluation on the cumulative deferrals, limiting the total deferrals at a level which would equal $1.50 per residential and small general service customer per month. As of June 30, 2015, the Company's deferrals have not reached this bill impact cap. In addition, the Orders approved the Company's proposal that subsequent requests for accounting authority will be filed annually in April. The Company submitted its most recent annual filing on April 30, 2015, which covers the Company’s capital expenditure program through calendar year 2015.

Other Regulatory Matters

Indiana Gas GCA Cost Recovery Issue
On July 1, 2014, Indiana Gas filed its recurring quarterly Gas Cost Adjustment (GCA) mechanism, which included recovery of gas cost variances incurred for the period January through March 2014. In August 2014, the OUCC filed testimony opposing the recovery of approximately $3.9 million of natural gas commodity purchases incurred during this period on the basis that a gas cost incentive calculation had not been properly performed. The calculation at issue is performed by the Company's supply administrator. In the winter period at issue, a pipeline force majeure event caused the gas to be priced at a location that was impacted by the extreme winter temperatures. After further review, the OUCC modified its position in testimony filed on November 5, 2014, and suggested a reduced disallowance of $3 million. The IURC moved this specific issue to a sub-docket proceeding. On April 1, 2015, a stipulation and settlement agreement between the Company, the OUCC, and the Company’s supply administrator was filed in this proceeding. The IURC issued an Order on June 10, 2015 which approved the stipulation and settlement agreement, which resulted in recovery of approximately $1.4 million of the disputed amount via the Company’s GCA mechanism, with the remaining $1.6 million received from the gas supply administrator.

Indiana Gas & SIGECO Gas Decoupling Extension Filing
On August 18, 2011, the IURC issued an Order granting the extension of the current decoupling mechanism in place at both Indiana gas companies and recovery of new conservation program costs through December 2015. The Companies have reached an agreement in principle with the OUCC to extend the decoupling mechanism through 2020. The settlement was filed for approval on March 1, 2015. The settlement was unopposed and a hearing was held in May 2015. The Company expects an order later in 2015.

Electric Rate & Regulatory Matters

SIGECO Electric Environmental Compliance Filing
On January 28, 2015, the IURC issued an Order approving the Company’s request for approval of capital investments on its coal-fired generation units to comply with new EPA mandates related to mercury and air toxin standards effective in 2015 and to address an outstanding Notice of Violation (NOV) from the EPA. As of June 30, 2015, approximately $30 million has been spent on equipment to control mercury in both air and water emissions, and $21 million to address the issues raised in the NOV proceeding on the increase in sulfur trioxide emissions. The total investment is estimated to be between $75 and $85 million. The Order approved the Company’s request for deferred accounting treatment, as supported by provisions under Indiana Senate Bill 29 (Senate Bill 29) and Senate Bill 251. The accounting treatment includes the deferral of depreciation and property tax expense related to these investments, accrual of post-in-service carrying costs, and deferral of incremental operating expenses related to compliance with these standards. The initial phase of the projects went into service in 2014, with the remaining investment expected to occur in 2015 and 2016. As of June 30, 2015, the Company has approximately $1.4 million deferred related to depreciation, property tax, and operating expense, and $0.5 million deferred related to post-in-service carrying costs.

In March 2015, the Company was notified that certain parties had filed a Notice of Appeal with the Indiana Court of Appeals in response to the IURC's Order. In June 2015, Joint Appellants’ Citizens Action Coalition of Indiana, Inc., Sierra Club, Inc., and Valley Watch, Inc. filed a brief which challenged the sufficiency of the findings in the IURC's January Order approving the Company’s investments and proposed accounting treatment. The Company believes the IURC’s Order satisfies applicable legal standards and will file its response in the third quarter of 2015. The Court is expected to decide on these issues later this year.

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

On December 5, 2011 within the quarterly FAC filing, SIGECO submitted a joint proposal with the OUCC to reduce its fuel costs billed to customers by accelerating into 2012 the impact of lower cost coal under new term contracts effective after 2012. The cost difference was deferred to a regulatory asset and is being recovered over a 6 year period without interest beginning in 2014. The IURC approved this proposal on January 25, 2012, with the reduction to customer’s rates effective February 1, 2012. The total balance deferred for recovery through the Company’s FAC, which began February 2014, was $42.4 million, of which $31.8 million remains as of June 30, 2015.

SIGECO Electric Demand Side Management (DSM) Program Filing
On August 31, 2011 the IURC issued an Order approving an initial three-year DSM plan in the SIGECO electric service territory that complied with the IURC’s energy saving targets. Consistent with the Company’s proposal, the Order approved, among other items, the following: 1) recovery of costs associated with implementing the DSM Plan; 2) the recovery of a performance incentive mechanism based on measured savings related to certain DSM programs; 3) lost margin recovery associated with the implementation of DSM programs for large customers; and 4) deferral of lost margin up to $3 million in 2012 and $1 million in 2011 associated with small customer DSM programs for subsequent recovery under a tracking mechanism to be proposed by the Company. On June 20, 2012, the IURC issued an Order approving a small customer lost margin recovery mechanism, inclusive of all previous deferrals. This mechanism is an alternative to the electric decoupling proposal that was denied by the IURC in the Company's last base rate proceeding. For the six months ended June 30, 2015 and 2014, the Company recognized Electric utility revenue of $4.8 million and $4.4 million, respectively, associated with this approved lost margin recovery mechanism.

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

On May 6, 2015, Indiana's governor signed Indiana Senate Bill 412 into law requiring electricity suppliers to create and submit energy efficiency plans to the IURC at least one time every three years. Senate Bill 412 also supports the recovery of all program costs, including lost revenues and financial incentives associated with those plans and approved by the IURC. The Company made its first filing pursuant to this bill in June 2015, which proposed energy efficiency programs for calendar years 2016 and 2017. As defined within the procedural schedule to be set in August 2015, the OUCC and other stakeholders will be afforded an opportunity to comment on Vectren's plan.

FERC Return on Equity (ROE) Complaint
On November 12, 2013, certain parties representing a group of industrial customers filed a joint complaint with the FERC under Section 206 of the Federal Power Act against MISO and various MISO transmission owners, including SIGECO. The joint parties seek to reduce the 12.38 percent return on equity used in the MISO transmission owners’ rates, including SIGECO’s formula transmission rates, to 9.15 percent, and to set a capital structure in which the equity component does not exceed 50 percent. The MISO transmission owners filed their response to the complaint on January 6, 2014, opposing any change to the return. As of June 30, 2015, the Company had invested approximately $157.7 million in qualifying projects. The net plant balance for these projects totaled $141.9 million at June 30, 2015.

This joint complaint is similar to a complaint against the New England Transmission Owners (NETO) filed in September 2011, which requested that the 11.14 percent incentive return granted on qualifying investments in NETO be lowered. On October 16, 2014, the FERC issued an Order in the NETO case approving a 10.57 percent return on equity and a methodology set out in its June 19, 2014 decision.

In addition to the NETO ruling, the FERC acknowledged that the pending complaint raised against the MISO transmission owners is reasonable, and ordered the initiation of a formal settlement discussion, mediated by a FERC appointed judge, in November 2014. A settlement has not been reached, and the case will move to a formal evidentiary hearing before the FERC. A procedural schedule was set on January 22, 2015, which defines a targeted date of final resolution from the FERC. An initial decision is expected later in 2015, but the timing of the final order from the FERC is unknown at this time. The Company has established a reserve pending the outcome of these complaints.

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

Environmental Matters
Indiana Senate Bill 251
Senate Bill 251 is also applicable to federal environmental mandates impacting SIGECO electric operations in addition to the impact on its gas utility operations. The Company continues with its ongoing evaluation of the impact Senate Bill 251 may have on its operations, including applicability of the stricter regulations the EPA is currently pursuing involving carbon and air quality, fly ash disposal, cooling tower intake facilities, waste water discharges, and greenhouse gases. These issues are further discussed below.

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

Mercury and Air Toxics (MATS) Rule
On December 21, 2011, the EPA finalized the utility MATS Rule. The MATS Rule sets emission limits for hazardous air pollutants for existing and new coal-fired power plants and identifies the following broad categories of hazardous air pollutants: mercury, non-mercury hazardous air pollutants (primarily arsenic, chromium, cobalt, and selenium), and acid gases (hydrogen cyanide, hydrogen chloride, and hydrogen fluoride). The rule imposes mercury emission limits for two sub-categories of coal and proposed surrogate limits for non-mercury and acid gas hazardous air pollutants. Reductions are to be achieved within three years of publication of the final rule in the Federal Register. MATS compliance was required to commence April 16, 2015, and the Company is in full compliance with all requirements of MATS.

Legal challenges to the MATS Rule continue. In July 2014, a coalition of twenty-one states, including Indiana, filed a petition with the U.S. Supreme Court seeking review of the decision of the appellate court that found that the EPA appropriately based its decision to list coal and oil fired generation units as a source of the pollutants at issue solely on those pollutants’ impact on public health. On June 29, 2015 the U.S. Supreme Court reversed the appellate court decision on the basis of the EPA’s failure to consider costs before determining whether it was appropriate and necessary to regulate steam electric generating units under Section 112 of the Clean Air Act. The Court did not vacate the rule, but remanded the MATS rule back to the appellate court for further proceedings consistent with the opinion. The parties to the litigation are expected to be asked by the appellate court for briefing as to whether the court should vacate the rule, or leave it in place while the EPA supplements the rulemaking record pursuant to the Supreme Court opinion. Vectren continues to operate in full compliance with the MATS rule during the pendency of the appellate court remand which could take several months.

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

Water
Section 316(b) of the Clean Water Act requires that generating facilities use the “best technology available” (BTA) to minimize adverse environmental impacts on a body of water. More specifically, Section 316(b) is concerned with impingement and entrainment of aquatic species in once-through cooling water intake structures used at electric generating facilities. A final rule was issued by the EPA on May 19, 2014. The final rule does not mandate cooling water tower retrofits but requires a state level case-by-case assessment of BTA for each facility. The final rule lists seven presumptive technologies which would qualify as BTA. These technologies range from intake screen modifications to cooling water tower retrofits. Ecological and technology assessment studies must be completed prior to determining BTA for the Company’s facilities. To comply, the Company believes that capital investments will likely be in the range of $4 million to $8 million. Costs for compliance with these final regulations should qualify as federally mandated regulatory requirements and be recoverable under Indiana Senate Bill 251 referenced above.

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

Conclusions Regarding Air and Water Regulations
To comply with Indiana’s implementation plan of the Clean Air Act, the Company obtained authority from the IURC to invest in clean coal technology. Using this authorization, the Company invested approximately $411 million starting in 2001 with the last equipment being placed into service on January 1, 2010. The pollution control equipment included SCR systems, fabric filters, and an SO2 scrubber at its generating facility that is jointly owned with Alcoa Power Generating, Inc. SCR technology is the most effective method of reducing NOx emissions where high removal efficiencies are required and fabric filters control particulate matter emissions. The unamortized portion of the $411 million clean coal technology investment was included in rate base for purposes of determining SIGECO’s electric base rates approved in the latest base rate order obtained April 27, 2011. SIGECO’s coal-fired generating fleet is 100 percent scrubbed for SO2 and 90 percent controlled for NOx.

Utilization of the Company’s NOx and SO2 allowances can be impacted as regulations are revised and implemented. Most of these allowances were granted to the Company at zero cost; therefore, any reduction in carrying value that could result from future changes in regulations would be immaterial.

As noted previously, on January 28, 2015, the IURC issued an Order approving the Company’s request for approval of capital investments on its coal-fired generation units to comply with new EPA mandates related to mercury and air toxin standards effective in 2015 and to address an outstanding NOV from the EPA. The total investment is estimated to be between $75 and $85 million, roughly half of which will be made to control mercury in both air and water emissions, and the remaining investment will be made to address the issues raised in the NOV proceeding on the increase in sulfur trioxide emissions.

Coal Ash Waste Disposal & Ash Ponds
In December 2014 the EPA released its final Coal Combustion Residuals (CCR) rule which regulates ash as non-hazardous material under Subtitle D of the Resource Conservation and Recovery Act (RCRA). On April 17, 2015, the final rule was published in the Federal Register. The final rule allows beneficial reuse of ash and the Company will continue to reuse a majority of its ash. Legislation is currently being considered by Congress that would provide for enforcement of the federal program by states.

Under the final CCR rule, the Company is required to complete a series of integrity assessments and groundwater monitoring studies to determine whether one or more of the Company's ash ponds can continue in service, or whether a pond must be retrofitted with liners or closed and bottom ash handling conversions completed. The Company estimates capital expenditures to comply with the alternatives in the final rule could range from approximately $30 million for final capping and monitoring costs if the ponds are permitted to continue to operate to the end of the life of the generating units, to $100 million if existing ponds at both F.B. Culley and A.B. Brown generating stations are required to be closed and bottom ash conversions completed at each generating unit.

In the second quarter 2015, the Company recorded an asset retirement obligation (ARO) in the amount of $15.6 million which reflects the current present value of the costs to cap the existing ponds at the end of the life of the generating units. The estimated obligation is based on assumptions such as future ash levels, existing life of generating units, compliance assessments within the final rule at future dates, and costs for future construction services. These assumptions and estimations are subject to change in the future and could materially impact the amount of the estimated ARO. It is expected that any costs for compliance with these regulations should qualify as federally mandated regulatory requirements and be recoverable under Senate Bill 251 referenced above.

Climate Change
Vectren is committed to responsible environmental stewardship and conservation efforts, and if a national climate change policy is implemented, believes it should have the following elements:

•	An inclusive scope that involves all sectors of the economy and sources of greenhouse gases, and recognizes early actions and investments made to mitigate greenhouse gas emissions;

•	Provisions for enhanced use of renewable energy sources as a supplement to baseload generation including effective energy conservation, demand side management, and generation efficiency measures;

•	Inclusion of incentives for investment in advanced clean coal technology and support for research and development; and

•	A strategy supporting alternative energy technologies and biofuels and continued increase in the domestic supply of natural gas and oil to reduce dependence on foreign oil.

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

•	Implementing conservation initiatives in the Company’s Indiana and Ohio gas utility service territories;

•	Implementing conservation and demand side management initiatives in the electric service territory;

•	Building a renewable energy portfolio to complement base load generation in advance of mandated renewable energy portfolio standards;

•	Evaluating potential carbon requirements with regard to new generation, other fuel supply sources, and future environmental compliance plans;

•	Reducing the Company’s carbon footprint by measures such as utilizing hybrid vehicles and optimizing generation efficiencies by utilizing dense pack technology;

•	Reducing methane emissions through continued replacement of bare steel and cast iron gas distribution pipeline;

•	Developing renewable energy and energy efficiency performance contracting projects through its wholly owned subsidiary, Energy Systems Group; and

•	Helping energy producers install pipes that allow for more natural gas power generation and reduce gas flaring through its Infrastructure Services segment.

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

The EPA has finalized three sets of GHG regulations that apply to the Company’s generating facilities. In 2009, the EPA finalized a mandatory GHG emissions registry which requires the reporting of emissions. The EPA has also finalized a revision to the Prevention of Significant Deterioration (PSD) and Title V permitting rules which would require facilities that emit 75,000 tons or more of GHG's a year to obtain a PSD permit for new construction or a significant modification of an existing facility. The EPA's PSD and Title V permitting rules for GHG's were upheld by the US Court of Appeals for the District of Columbia, and in June 2014 the US Supreme Court upheld the regulations with respect to applicability to major sources such as coal-fired power plants that are required to hold PSD construction and Title V air operating permits for other criteria pollutants.

In July 2013, the President announced a Climate Action Plan, which called on the EPA to finalize the rule for new construction expeditiously and, by June 2015 finalize, New Source Performance Standards (NSPS) for GHG's for existing electric generating units which would apply to the Company's power plants. On June 2, 2014, the EPA proposed its rule for states to regulate CO2 emissions from existing electric generating units. The rule required states to adopt plans to reduce CO2 emissions by 30 percent from 2005 levels by 2030. The proposal set state-specific CO2 emission rate-based CO2 goals (measured in lb CO2/MWh) and guidelines for the development, submission and implementation of state plans to achieve the state goals. These state-specific goals were calculated based upon 2012 average emission rates aggregated for all fossil fuel-based units in the state. For Indiana, the proposal used a 2012 emission rate of 1,923 lb CO2/MWh, and set an interim goal of 1,607 lb CO2/MWh and a final emission goal of 1,531 lb CO2/MWh, or a 20 percent reduction in Indiana’s total CO2 emission rate, that must be met by 2030. Under this proposal, these CO2 emission rate goals do not apply directly to individual units or generating systems, but are instead state goals. As such, the state would be required to establish a framework that would guide how compliance would be met on a statewide basis. Indiana’s interim, or “phase in”, goal of 1,607 lb CO2/MWh must be met as averaged over a ten-year period (2020 - 2029) with progress toward this goal to be demonstrated for every two rolling calendar years starting in 2020, with the first report due in 2022. These individual state goals were based upon the application of four “building blocks” of emission rate improvements identified as the Best System of Emission Reduction, which defines EPA’s authority under Section 111(d).

The Company timely filed comments to the Clean Power Plan (CPP) proposal on December 1, 2014. The State of Indiana also filed public comments, asking that the proposal be withdrawn. On July 31, 2014, litigation was filed by the state of Indiana and other parties challenging the rule prior to finalization by the EPA. In June 2015 these consolidated challenges were determined to be premature by the reviewing court, but the court’s decision did not preclude the parties from raising the arguments against the final rulemaking after EPA has published the final CPP in the Federal Register.

On August 3, 2015, the EPA released its final CPP which requires a 32 percent reduction in carbon emissions from 2005 levels. The original proposal in June 2014 called for a 30 percent reduction. The final CPP is significantly different in many respects from the June 2014 proposal. The EPA removed the energy efficiency block in the final rule and increased the assumption related to reliance upon renewables for compliance. In addition to the change in energy efficiency and renewables assumptions, the EPA also incorporated a new emission rate factor as a means of leveling the emission reduction requirements across the states. This resulted in the final emission rate reduction goal for Indiana of 1,242 lb CO2 / MWh to be achieved by 2030, as compared to a goal of 1,531 lb CO2/ MWh as proposed in June of 2014. Final state goals now fall within a narrower, lower range (between 771 lb CO2/MWh and 1305 lb CO2/MWh), with states having higher percentages of coal-fired generation receiving more stringent emission rate goals than those in the original proposal. The new rule also gives states an additional year to submit a state implementation plan, now September of 2018. Under the CPP, states have the flexibility to include energy efficiency and other measures should it choose to implement a state measures plan as provided in the final rule. While states are given an interim goal (1,451 lb CO2/MWh for Indiana), the final rule gives states the flexibility to shape their own emissions reduction glide path over the 2022-29 time period.

In the event that a state does not submit a state implementation plan (SIP), the EPA also released a proposed federal implementation plan (FIP), which would be imposed in those states without an approved SIP. The proposed FIP would apply an emission rate requirement directly on affected units. Under the proposed FIP the CO2 emission rate limit for coal-fired units would start at 1671 lbs CO2 / MWh in 2022 and decrease to a final emission rate cap of 1305 lbs CO2 / MWh by 2030. While the FIP emission rate cap appears to be slightly less stringent, the cap would apply directly to affected units and these units would not have the benefit of averaging emission rates with rates from zero-carbon sources as in a SIP. Purchases of emission credits from zero-carbon sources can be made for compliance. Since the FIP has just been proposed, it will be subject to extensive public comments prior to finalization.

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

Impact of Legislative Actions & Other Initiatives is Unknown

At this time, compliance costs and other effects associated with reductions in GHG emissions or obtaining renewable energy sources remain uncertain. The Company has gathered preliminary estimates of the costs to control GHG emissions. A preliminary investigation demonstrated costs to comply would be significant, first with regard to operating expenses and later for capital expenditures as technology becomes available to control GHG emissions. However, these compliance cost estimates were based on highly uncertain assumptions, including allowance prices if a cap and trade approach were employed, and energy efficiency targets. The Company will undertake a detailed review of the requirements of the CPP and the proposed FIP and commence a review of potential compliance options for Vectren’s affected units. In 2016 the Company will file its next integrated resource plan that will model compliance assumptions and costs and evaluate possible compliance alternatives. The Company will also continue to remain engaged with the State of Indiana to assess the final rule and to develop a plan that is the least cost to its customers. Costs to purchase allowances that cap GHG emissions or expenditures made to control emissions or lower carbon emission rates should be considered a federally mandated cost of providing electricity, and as such, the Company believes such costs and expenditures should be recoverable from customers through Senate Bill 251 as referenced above or Senate Bill 29, which was used by the Company to recover its initial pollution control investments.

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

The costs the Company expects to incur are estimated by management using assumptions based on actual costs incurred, the timing of expected future payments, and inflation factors, among others. While the Company’s utilities have recorded all costs which they presently expect to incur in connection with activities at these sites, it is possible that future events may require remedial activities which are not presently foreseen and those costs may not be subject to PRP or insurance recovery. As of June 30, 2015 and December 31, 2014, approximately $3.4 million and $3.6 million, respectively, of accrued, but not yet spent, costs are included in Other Liabilities related to the Indiana Gas and SIGECO sites.

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

The Nonutility Group results were earnings of $11.6 million and $5.7 million for the three and six months ended June 30, 2015, respectively compared to earnings of $7.4 million and a loss of $1.2 million for the three and six months ended June 30, 2014, respectively. Nonutility Group results exclude the results from Coal Mining in 2014, the year of disposition. See page 29 for a reconciliation of Non-GAAP performance measures.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share amounts)	2015	2014	2015	2014
NET INCOME (LOSS)*	$11.6	$7.4	$5.7	$(1.2)
CONTRIBUTION TO VECTREN BASIC EPS*	$0.14	$0.09	$0.07	$(0.01)
NET INCOME (LOSS) ATTRIBUTED TO:
Infrastructure Services	$12.3	$9.4	$9.7	$4.1
Energy Services	(0.4)	(1.8)	(3.5)	(4.8)
Other Businesses	(0.3)	(0.2)	(0.5)	(0.5)
*Excludes Coal Mining results in 2014

Infrastructure Services

Infrastructure Services provides underground pipeline construction and repair services through wholly-owned subsidiaries Miller Pipeline, LLC (Miller or Miller Pipeline) and Minnesota Limited, LLC (Minnesota Limited).  Inclusive of holding company costs, results for Infrastructure Services' operations for the second quarter of 2015 were earnings of $12.3 million, compared to earnings of $9.4 million for the same period in the prior year. During the six months ended June 30, 2015, earnings were $9.7 million, compared to $4.1 million year to date in 2014.

Results in the quarter and year to date periods of 2015 were improved due to significant work in the distribution services business and as 2014 reflected the inability of crews to complete their work as planned because of the harsher winter weather. Backlog as of June 30, 2015 was $575 million. This compares to $625 million at December 31, 2014 which included significant station work that is now complete and a transmission integrity scope of work that was bid but not awarded. Not being awarded that segment of work is not reflective of declining demand but of a more competitive environment as other contractors work to adjust crews and work load in the current environment of lower oil prices where some large gas and oil exploration projects are being canceled or delayed. The loss of work is being replaced in the near term with other transmission projects, some at lower margin, and a strong and growing demand in the distribution services business. Revenues for the year to date period were a record $408.3 million, compared to $301.0 million for the same period in 2014.

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

The long-term outlook for construction activity remains strong as utilities, municipalities and pipeline operators replace aging natural gas and oil pipelines and related infrastructure and as pipeline operators construct new pipelines due to the continued significant demand for shale gas and oil infrastructure. The recent drop in oil prices has resulted in some production cuts that have been predominately related to the drilling of new wells. Pipelines are still being built for producing wells and, as such, the demand for this work is still strong. While the drop in oil prices could have greater impact if prices do not rebound, the mix of activity continues to be favorable and the long term trends are good.

On May 6, 2015, Miller Pipeline acquired A&B Trenching Co., Inc. (A&B). The acquired company, North Carolina-based A&B, has been in operation since 1985 as a specialty contractor focusing on distribution pipeline construction and maintenance, directional boring and fabrication services. A&B employs about 200 people and services utility companies in three states in the southeastern U.S. Post-acquisition A&B is performing well and as planned.

Energy Services

Energy Services provides energy performance contracting and sustainable infrastructure, such as distributed generation and combined heat and power projects through its wholly-owned subsidiary Energy Systems Group, LLC (ESG).  Inclusive of holding company costs, Energy Services operations were a loss of $0.4 million during the second quarter of 2015, compared to a loss of $1.8 million during the second quarter of 2014. For the six months ended June 30, 2015, Energy Services operated at a loss of $3.5 million, compared to a loss of $4.8 million in 2014.

On August 5, 2015, a significant Energy Savings Performance Contract (ESPC) was signed with the National Aeronautics and Space Administration’s (NASA) Johnson Space Center (JSC). The project value includes the cost of initial construction, commissioning, and start-up; long-term operations, maintenance, and equipment repair and replacement; and carrying costs. The objective of the project is to maximize energy costs savings associated with the project’s two energy conservation measures: Combined Heat and Power (CHP) Plant; and Chilled Water Plant Improvements. The project will have a 22-month construction period. The contract includes an initial construction price of approximately $47 million that will be added to backlog now that the contract is fully executed. The contract also includes a 22-year operations and maintenance agreement that will commence upon the completion of construction. As is customary with performance contracts, guarantees of performance will likely be required.

At June 30, 2015, the backlog of signed contracts remains strong at $175 million, compared to $144 million on December 31, 2014. During the quarter, ESG signed new contracts totaling $53 million. The Company's long-term view of the performance contracting and sustainable infrastructure opportunities remains positive as the national focus on energy conservation, renewable energy, and sustainability continues to grow given the expected rise in power prices across the country and customer focus on efficiency. Expected activity in the federal sector, as well as positive indications in the public sector and sustainable infrastructure businesses, is reflected in the increased backlog and sales funnel.

Inclusive in the acquisition of the Federal Business Unit (FBU) from Chevron, USA on April 1, 2014, were several Indefinite Delivery / Indefinite Quantity contracts with federal government agencies including Energy Savings Performance Contracts (ESPC) with the U.S. Department of Energy and U.S. Army Corps of Engineers. On a periodic basis, the contracts are extended and/or subject to a recompete process. The recompete process for the U.S. Army Corps of Engineers contract was completed and awarded to ESG in May of 2015. The recompete process for the U.S. Department of Energy contract is currently in process and management feels confident that the contract will be awarded to ESG. Anticipated completion of this process is expected in late 2015 or early 2016.

Coal Mining

Prior to August 29, 2014, Coal Mining owned, and through its contract miners, mined and sold coal to the Company’s utility operations and to third parties through its wholly-owned subsidiary, Vectren Fuels.  On July 1, 2014, the Company announced that it had reached an agreement to sell Vectren Fuels and on August 29, 2014, the transaction closed. Results from Coal Mining for the three and six months ended June 30, 2014, inclusive of the loss on sale, were losses $18.2 million and $19.3 million, respectively.

Impact of Recently Issued Accounting Guidance

Revenue Recognition Guidance
In May 2014, the FASB issued new accounting guidance to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and IFRS. The amendments in this guidance state that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This new guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. On July 9, 2015, the FASB approved a one year deferral of the effective date to December 15, 2017 with early adoption permitted, but not before the original effective date of December 15, 2016. The Company is currently evaluating the standard to determine application date, transition method, and impact the standard will have on the financial statements.
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

Financial Condition

Within the Company’s consolidated group, Utility Holdings primarily funds the short-term and long-term financing needs of the Utility Group operations, and Vectren Capital funds short-term and long-term financing needs of the Nonutility Group and corporate operations.  Vectren Corporation guarantees Vectren Capital’s debt, but does not guarantee Utility Holdings’ debt.  Vectren Capital’s long-term debt, including current maturities, and short-term obligations outstanding at June 30, 2015 approximated $320 million and $69 million, respectively.  Utility Holdings’ outstanding long-term and short-term borrowing arrangements are jointly and severally guaranteed by its wholly-owned subsidiaries and regulated utilities SIGECO, Indiana Gas, and VEDO.  Utility Holdings’ long-term debt, including current maturities, outstanding at June 30, 2015 approximated $875 million. As of June 30, 2015, Utility Holdings had $27 million in short-term borrowings outstanding.  Additionally, prior to Utility Holdings’ formation, Indiana Gas and SIGECO funded their operations separately, and therefore, have long-term debt outstanding funded solely by their operations.  SIGECO will also occasionally issue new tax-exempt debt to fund qualifying pollution control capital expenditures.  Total Indiana Gas and SIGECO long-term debt, including current maturities, outstanding at June 30, 2015, was approximately $378 million.

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

Vectren Corporation's corporate credit rating is A-, as rated by Standard and Poor's Ratings Services (Standard and Poor's). Moody's Investor Services (Moody's) does not provide a rating for Vectren Corporation. The credit ratings of the senior unsecured debt of Utility Holdings, SIGECO and Indiana Gas, at June 30, 2015, are A-/A2, as rated by Standard and Poor's and Moody’s, respectively.  The credit ratings on SIGECO's secured debt are A/Aa3.  Utility Holdings’ commercial paper has a credit rating of A-2/P-1.  The current outlook of both Moody’s and Standard and Poor’s is stable.  A security rating is not a recommendation to buy, sell, or hold securities.  The rating is subject to revision or withdrawal at any time, and each rating should be evaluated independently of any other rating.  Standard and Poor’s and Moody’s lowest level investment grade rating is BBB- and Baa3, respectively.

The Company’s consolidated equity capitalization objective is 45-55 percent of long-term capitalization.  This objective may have varied, and will vary, depending on particular business opportunities, capital spending requirements, execution of long-term financing plans, and seasonal factors that affect the Company’s operations.  The Company’s equity component was 51 percent and 50 percent of long-term capitalization at June 30, 2015 and December 31, 2014, respectively.  Long-term capitalization includes long-term debt, including current maturities, as well as common shareholders’ equity.

Both long-term and short-term borrowing arrangements contain customary default provisions; restrictions on liens, sale-leaseback transactions, mergers or consolidations, and sales of assets; and restrictions on leverage, among other restrictions.  Multiple debt agreements contain a covenant that the ratio of consolidated total debt to consolidated total capitalization will not exceed 65 percent.  As of June 30, 2015, the Company was in compliance with all debt covenants.

Available Liquidity
The Company’s A-/A2 investment grade credit ratings have allowed it to access the capital markets as needed, and the Company believes it will have the ability to continue to do so. Given the Company's intent to maintain a balanced long-term capitalization ratio, it anticipates funding future capital expenditures and dividends principally through internally generated funds, supplemented with incremental external debt financing and cash flow generated from nonutility businesses. However, the resources required for capital investment remain uncertain for a variety of factors including expanded EPA regulations for air, water, and fly ash; and growth of Infrastructure Services and Energy Services.  These regulations may result in the need to raise additional capital in the coming years. In addition, the Company may further expand its nonutility businesses through other acquisitions and/or joint venture investments.  The timing and amount of such investments depends on a variety of factors, including the availability of acquisition targets and available liquidity.

On March 15, 2015, a $5.0 million Indiana Gas senior unsecured note matured. The Series E note carried a fixed interest rate of 7.15%. The repayment of debt was funded by the Company's commercial paper program.

On June 11, 2015, Vectren Utility Holdings entered into a private placement Note Purchase Agreement pursuant to which institutional investors have agreed to purchase the following tranches of notes: (i) $25 million of 3.90% Guaranteed Senior Notes, Series A, due December 15, 2035, (ii) $135 million of 4.36% Guaranteed Senior Notes, Series B, due December, 15, 2045, and (iii) $40 million of 4.51% Guaranteed Senior Notes, Series C, due December 15, 2055. The notes will be unconditionally guaranteed by Indiana Gas Company, Inc., Southern Indiana Gas and Electric Company and Vectren Energy Delivery of Ohio, Inc.

Additionally, on June 11, 2015, Vectren Capital, Corp. entered into a private placement Note Purchase Agreement pursuant to which institutional investors have agreed to purchase the following tranches of notes: (i) $75 million of 3.33% Guaranteed Senior Notes, Series A, due December 15, 2022 and (ii) $75 million of 3.90% Guaranteed Senior Notes, Series B, due December 15, 2030. The notes will be guaranteed by Vectren Corporation.

The proceeds received from these issuances will be used to refinance existing indebtedness and for general corporate purposes including the Company's capital expenditure program. Subject to the satisfaction of customary conditions precedent, both financings are scheduled to close on or about December 15, 2015.

Consolidated Short-Term Borrowing Arrangements
At June 30, 2015, the Company has $600 million of short-term borrowing capacity, including $350 million for the Utility Group and $250 million for the wholly-owned Nonutility Group and corporate operations.  As reduced by borrowings currently outstanding, approximately $323 million was available for the Utility Group operations and approximately $181 million was available for the wholly-owned Nonutility Group and corporate operations. Both Vectren Capital’s and Utility Holdings’ short-term credit facilities were amended on October 31, 2014 to extend their maturity until October 31, 2019.  These facilities are used to supplement working capital needs and also to fund capital investments and debt redemptions until financed on a long-term basis.

The Company has historically funded the short-term borrowing needs of Utility Holdings’ operations through the commercial paper market and expects to use the Utility Holdings short-term borrowing facility in instances where the commercial paper market is not efficient.  Following is certain information regarding these short-term borrowing arrangements.

	Utility Group Borrowings		Nonutility Group Borrowings
(In millions)	2015	2014	2015	2014
As of June 30
Balance Outstanding	$27.3	$3.7	$69.1	$75.4
Weighted Average Interest Rate	0.36%	0.30%	1.28%	1.28%
Six Months Ended June 30 Average
Balance Outstanding	$36.2	$1.3	$13.7	$44.0
Weighted Average Interest Rate	0.39%	0.28%	1.30%	1.29%
Maximum Month End Balance Outstanding	$121.5	$3.7	$69.1	$75.4

	Utility Group Borrowings		Nonutility Group Borrowings
(In millions)	2015	2014	2015	2014
Quarterly Average - June 30
Balance Outstanding	$3.5	$0.6	$27.2	$61.8
Weighted Average Interest Rate	0.35%	0.33%	1.30%	1.29%
Maximum Month End Balance Outstanding	$27.3	$3.7	$69.1	$75.4

New Share Issues
The Company may periodically issue new common shares to satisfy the dividend reinvestment plan, stock option plan and other employee benefit plan requirements.  New issuances added additional liquidity of $3.0 million and $3.3 million in the six months ended June 30, 2015 and 2014, respectively.

Potential Uses of Liquidity

Pension Funding Obligations
For the six months ended June 30, 2015, the Company had contributed $20 million to its qualified pension plans. The Company does not anticipate making further contributions in 2015.

Performance Guarantees & Product Warranties
In the normal course of business, wholly owned subsidiaries, including Energy Systems Group (ESG), issue payment and performance bonds and other forms of assurance that commit them to timely install infrastructure, operate facilities, pay vendors and subcontractors, and/or support warranty obligations.

Specific to ESG, in its role as a general contractor in the performance contracting industry, at June 30, 2015, there are 48 open surety bonds supporting future performance.  The average face amount of these obligations is $7.6 million, and the largest obligation has a face amount of $57.3 million, where construction related to the project is 97 percent complete.  The maximum exposure from these obligations is limited by the level of work already completed and bonds issued to ESG by various subcontractors. At June 30, 2015, approximately 40 percent of work was completed on projects with open surety bonds.  A significant portion of these open surety bonds will be released within one year.  In instances where ESG operates facilities, project guarantees extend over a longer period.  In addition to its performance obligations, ESG also warrants the functionality of certain installed infrastructure generally for one year and the associated energy savings over a specified number of years.

Based on a history of meeting performance obligations and installed products operating effectively, no significant liability or cost has been recognized for the periods presented.

Corporate Guarantees
The Company issues parent level guarantees to certain vendors and customers of its wholly owned subsidiaries.  These guarantees do not represent incremental consolidated obligations; rather, they represent parental guarantees of subsidiary obligations in order to allow those subsidiaries the flexibility to conduct business without posting other forms of collateral.   At June 30, 2015, parent level guarantees support a maximum of $190 million of ESG’s performance contracting commitments, warranty obligations, project guarantees, and energy savings guarantees. Further, an energy facility operated by ESG and managed by Keenan Ft. Detrick Energy, LLC (Keenan), is governed by an operations agreement. All payment obligations to Keenan under this agreement are also guaranteed by the Company. The Company guarantee of the Keenan Ft. Detrick Energy operations agreement, does not state a maximum guarantee. Due to the nature of work performed under this contract, the Company cannot estimate a maximum potential amount of future payments.

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

Planned Capital Expenditures & Investments
Utility capital expenditures are estimated at $235 million for the remainder of 2015.  Nonutility capital expenditures and investments are estimated at $30 million for the remainder of 2015.

Contractual Obligations
The Company’s contractual obligations primarily consist of debt issued by Indiana Gas, Utility Holdings, and Vectren Capital; certain plant and nonutility plant purchase commitments, and other long-term liabilities. For the six months ended June 30, 2015, there were no significant changes to the Company’s contractual obligations from those identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, other than those which occur in the normal and ordinary course of business and those mentioned below.

Comparison of Historical Sources & Uses of Liquidity

Operating Cash Flow
The Company's primary source of liquidity to fund working capital requirements has been cash generated from operations, which totaled $266.6 million and $273.9 million for the six months ended June 30, 2015 and 2014, respectively. The decrease is driven primarily by changes in certain working capital accounts and deferred income taxes. Weather related impacts include the fluctuation in the recoverable/refundable natural gas and fuel cost. Additionally, a decrease in prepaid taxes was due to a federal refund received in 2015 related to the extension of bonus depreciation in 2014. The reduction in deferred taxes in 2014 reflects tax payments related to the sale of Vectren Fuels. These increases in cash flow are somewhat offset by an increase in contributions to qualified pension plans and increases in accounts receivable mainly attributable to increased operating revenues at Infrastructure Services.

Financing Cash Flow
Net cash flow required for financing activities was $124.8 million during the six months ended June 30, 2015 compared to requirements of $75.6 million in 2014. The current year period, compared to the second quarter of 2014, reflects a decrease of short-term borrowings of $70.5 million. The prior year period reflects the retirement of $30 million in long-term debt, which was funded by the Company's short-term credit facilities. Financing activity in both periods presented reflects the payment of dividends.

Investing Cash Flow
Cash flow required for investing activities was $216.9 million and $211.4 million during the six months ended June 30, 2015 and 2014, respectively.  The primary use of cash in both periods presented reflect expenditures for utility and nonutility capital expenditures. Both periods also reflect expenditures for nonutility business acquisitions.

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

•
Regulatory factors such as unanticipated changes in rate-setting policies or procedures, recovery of investments and costs made under regulation, interpretation of regulatory-related legislation by the IURC and/or PUCO and appellate courts that review decisions issued by the agencies, and the frequency and timing of rate increases.

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

ITEM 4.  CONTROLS AND PROCEDURES

Changes in Internal Controls over Financial Reporting

During the quarter ended June 30, 2015, there have been no changes to the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of June 30, 2015, the Company conducted an evaluation under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness and the design and operation of the Company's disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of June 30, 2015, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is:
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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Periodically, the Company purchases shares from the open market to satisfy share requirements associated with the Company’s share-based compensation plans; however, no such open market purchases were made during the quarter ended June 30, 2015.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.  OTHER INFORMATION

Not Applicable

ITEM 6.  EXHIBITS

Exhibits and Certifications

4.1
Note Purchase Agreement, dated June 11, 2015, between Vectren Utility Holding, Inc. and each of the purchasers named therein. (Filed and designated in Form 8-K dated June 12, 2015 File No. 1-15467, as Exhibit 4.1).

4.2
Note Purchase Agreement, dated June 11, 2015, between Vectren Capital, Corp. and each of the purchasers named therein. (Filed and designated in Form 8-K dated June 12, 2015 File No. 1-15467, as Exhibit 4.2).

10.2
Coal Supply Agreement for A.B. Brown Generating Station between Southern Indiana Gas and Electric Company and Vectren Fuels, Inc., effective January 1, 2015. Contract assigned to Sunrise Coal, LLC. on August 29, 2014. (Filed and designated in Form 10-Q dated March 31, 2015, File No. 1-15467, as Exhibit 10.2.) Portions of the document have been omitted and filed separately pursuant to a request for confidential treatment filed with the Securities and Exchange Commission which was granted.

10.3
Coal Supply Agreement for F.B. Culley Generating Station between Southern Indiana Gas and Vectren Fuels, Inc., effective January 1, 2015. Contract assigned to Sunrise Coal, LLC. on August 29, 2014. (Filed and designated in Form 10-Q dated March 31, 2015, File No. 1-15467, as Exhibit 10.3.) Portions of the document have been omitted and filed separately pursuant to a request for confidential treatment filed with the Securities and Exchange Commission which was granted.

10.4
Coal Supply Agreement for Warrick 4 Generating Station between Southern Indiana Gas and Electric Company and Vectren Fuels, Inc., effective January 1, 2015. Contract assigned to Sunrise Coal, LLC. on August 29, 2014. (Filed and designated in Form 10-Q dated March 31, 2015, File No. 1-15467, as Exhibit 10.4.) Portions of the document have been omitted and filed separately pursuant to a request for confidential treatment filed with the Securities and Exchange Commission which was granted.

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

VECTREN CORPORATION
Registrant

August 6, 2015	/s/M. Susan Hardwick
M. Susan Hardwick
Senior Vice President and Chief Financial Officer
(Signing on behalf of the registrant and as Principal Accounting & Financial Officer)