Form 10-Q
period 2015-09-30
VECTREN CORP
filed 2015-11-06
CIK 1096385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes    ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock- Without Par Value	82,703,774	October 30, 2015
Class	Number of Shares	Date

Access to Information

Vectren Corporation makes available all SEC filings and recent annual reports free of charge through its website at www.vectren.com as soon as reasonably practicable after electronically filing or furnishing the reports to the SEC, or by request, directed to Investor Relations at the mailing address, phone number, or email address that follows:

Mailing Address: One Vectren Square Evansville, Indiana 47708	Phone Number: (812) 491-4000	Investor Relations Contact: M. Naveed Mughal Treasurer and Vice President, Investor Relations vvcir@vectren.com

Definitions

MCF / BCF: thousands / billions of cubic feet	IURC: Indiana Utility Regulatory Commission
BTU / MMBTU: British thermal units / millions of BTU	MISO: Midcontinent Independent System Operator
DOT: Department of Transportation	GCA: Gas Cost Adjustment
EPA: Environmental Protection Agency	MW: megawatts
FAC: Fuel Adjustment Clause	MWh / GWh: megawatt hours / thousands of megawatt hours (gigawatt hours)
FASB: Financial Accounting Standards Board	kV: Kilovolt
FERC: Federal Energy Regulatory Commission	OUCC: Indiana Office of the Utility Consumer Counselor
GAAP: Generally Accepted Accounting Principles	PUCO: Public Utilities Commission of Ohio
IDEM: Indiana Department of Environmental Management	MDth / MMDth: thousands / millions of dekatherms
ASC: Accounting Standards Codification	XBRL: eXtensible Business Reporting Language
ASU: Accounting Standards Update	AFUDC: allowance for funds used during construction

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VECTREN CORPORATION AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited – In millions)

	September 30, 2015	December 31, 2014
ASSETS
Current Assets
Cash & cash equivalents	$4.8	$86.4
Accounts receivable - less reserves of $5.3 & $6.0, respectively	219.1	196.0
Accrued unbilled revenues	119.5	164.8
Inventories	130.3	118.5
Recoverable fuel & natural gas costs	—	9.8
Prepayments & other current assets	65.2	110.9
Total current assets	538.9	686.4
Utility Plant
Original cost	6,001.4	5,718.7
Less: accumulated depreciation & amortization	2,385.3	2,279.7
Net utility plant	3,616.1	3,439.0
Investments in unconsolidated affiliates	21.9	23.4
Other utility & corporate investments	32.7	37.2
Other nonutility investments	32.2	33.6
Nonutility plant - net	415.5	378.0
Goodwill - net	293.6	289.9
Regulatory assets	256.7	233.6
Other assets	42.5	41.2
TOTAL ASSETS	$5,250.1	$5,162.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

VECTREN CORPORATION AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited – In millions)

	September 30, 2015	December 31, 2014
LIABILITIES & SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$218.4	$248.9
Refundable fuel & natural gas costs	19.8	2.5
Accrued liabilities	182.1	184.9
Short-term borrowings	111.0	156.4
Current maturities of long-term debt	88.0	170.0
Total current liabilities	619.3	762.7
Long-term Debt - Net of Current Maturities	1,522.7	1,407.3
Deferred Credits & Other Liabilities
Deferred income taxes	777.4	741.2
Regulatory liabilities	430.5	410.3
Deferred credits & other liabilities	250.7	234.2
Total deferred credits & other liabilities	1,458.6	1,385.7
Commitments & Contingencies (Notes 7, 10-13)
Common Shareholders' Equity
Common stock (no par value) – issued & outstanding 82.7 & 82.6, respectively	720.8	715.7
Retained earnings	930.0	892.2
Accumulated other comprehensive (loss)	(1.3)	(1.3)
Total common shareholders' equity	1,649.5	1,606.6
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$5,250.1	$5,162.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

VECTREN CORPORATION AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited – In millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
OPERATING REVENUES
Gas utility	$108.5	$105.1	$590.1	$681.1
Electric utility	164.4	165.9	466.0	480.9
Nonutility	300.6	324.6	774.6	772.9
Total operating revenues	573.5	595.6	1,830.7	1,934.9
OPERATING EXPENSES
Cost of gas sold	27.3	28.8	235.8	343.4
Cost of fuel & purchased power	47.9	50.3	144.9	155.4
Cost of nonutility revenues	106.8	112.4	264.5	259.7
Other operating	234.3	245.6	690.5	701.1
Depreciation & amortization	65.0	61.4	191.6	211.0
Taxes other than income taxes	12.3	12.6	44.6	46.9
Total operating expenses	493.6	511.1	1,571.9	1,717.5
OPERATING INCOME	79.9	84.5	258.8	217.4
OTHER INCOME
Equity in earnings (losses) of unconsolidated affiliates	(0.6)	0.3	(0.6)	0.4
Other income – net	4.0	7.3	14.7	15.8
Total other income	3.4	7.6	14.1	16.2
INTEREST EXPENSE	21.2	21.7	63.1	65.7
INCOME BEFORE INCOME TAXES	62.1	70.4	209.8	167.9
INCOME TAXES	22.8	23.1	77.7	57.5
NET INCOME AND COMPREHENSIVE INCOME	$39.3	$47.3	$132.1	$110.4
AVERAGE COMMON SHARES OUTSTANDING	82.7	82.5	82.7	82.5
DILUTED COMMON SHARES OUTSTANDING	82.7	82.5	82.7	82.5
EARNINGS PER SHARE OF COMMON STOCK:
BASIC	$0.48	$0.57	$1.60	$1.34
DILUTED	$0.48	$0.57	$1.60	$1.34
DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$0.38	$0.36	$1.14	$1.08

The accompanying notes are an integral part of these condensed consolidated financial statements.

VECTREN CORPORATION AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited – In millions)

	Nine Months Ended
	September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$132.1	$110.4
Adjustments to reconcile net income to cash from operating activities:
Depreciation & amortization	191.6	211.0
Deferred income taxes & investment tax credits	44.6	(9.4)
Equity in (earnings)/losses of unconsolidated affiliates	0.6	(0.4)
Provision for uncollectible accounts	5.9	5.3
Expense portion of pension & postretirement benefit cost	4.7	5.1
Other non-cash items - net	6.3	4.0
Loss on sale of business (pretax)	—	41.8
Changes in working capital accounts:
Accounts receivable & accrued unbilled revenues	17.8	101.9
Inventories	(11.8)	(18.8)
Recoverable/refundable fuel & natural gas costs	27.1	(22.6)
Prepayments & other current assets	46.9	(8.3)
Accounts payable, including to affiliated companies	(36.5)	(62.5)
Accrued liabilities	(1.9)	(1.7)
Unconsolidated affiliate dividends	0.8	—
Employer contributions to pension & postretirement plans	(23.3)	(3.5)
Changes in noncurrent assets	(15.8)	(7.0)
Changes in noncurrent liabilities	(2.5)	(1.6)
Net cash provided by operating activities	386.6	343.7
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from:
Long-term debt, net of issuance costs	37.5	63.0
Dividend reinvestment plan & other common stock issuances	4.7	4.7
Requirements for:
Dividends on common stock	(94.3)	(89.1)
Retirement of long-term debt	(5.0)	(293.6)
Other financing activities	—	0.1
Net change in short-term borrowings	(45.4)	(6.2)
Net cash used in financing activities	(102.5)	(321.1)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from:
Sale of business	—	319.8
Sale of assets and other collections	7.4	3.6
Requirements for:
Capital expenditures, excluding AFUDC equity	(349.4)	(321.6)
Business acquisitions and other costs	(14.0)	(37.5)
Changes in restricted cash	(9.7)	—
Net cash used in investing activities	(365.7)	(35.7)
Net change in cash & cash equivalents	(81.6)	(13.1)
Cash & cash equivalents at beginning of period	86.4	21.5
Cash & cash equivalents at end of period	$4.8	$8.4
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

Indiana Gas provides energy delivery services to approximately 579,000 natural gas customers located in central and southern Indiana.  SIGECO provides energy delivery services to approximately 144,000 electric customers and over 111,000 gas customers located near Evansville in southwestern Indiana.  SIGECO also owns and operates electric generation assets to serve its electric customers and optimizes those assets in the wholesale power market.  Indiana Gas and SIGECO generally do business as Vectren Energy Delivery of Indiana.  VEDO provides energy delivery services to approximately 314,000 natural gas customers located near Dayton in west-central Ohio.

The Company, through Vectren Enterprises, Inc. (Enterprises), is involved in nonutility activities in two primary business areas: Infrastructure Services and Energy Services.  Infrastructure Services provides underground pipeline construction and repair services.  Energy Services provides energy performance contracting and sustainable infrastructure, such as renewables, distributed generation, and combined heat and power projects.  Prior to August 29, 2014, the Company had activities in its Coal Mining business. Results in the financial statements include the results of Vectren Fuels, Inc. (Vectren Fuels) through the date of sale of August 29, 2014, when the Company exited the coal mining business through the sale of Vectren Fuels. Enterprises has other legacy businesses that have invested in energy-related opportunities and services, real estate, and a leveraged lease among other investments.  All of the above are collectively referred to as the Nonutility Group.

2.	Basis of Presentation

The interim condensed consolidated financial statements included in this report have been prepared by the Company, without audit, as provided in the rules and regulations of the Securities and Exchange Commission and include a review of subsequent events through the date the financial statements were issued.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted as provided in such rules and regulations.  The information in this report reflects all adjustments which are, in the opinion of management, necessary to fairly state the interim periods presented, inclusive of adjustments that are normal and recurring in nature.  These interim condensed consolidated financial statements and related notes should be read in conjunction with the Company’s audited annual consolidated financial statements for the year ended December 31, 2014, filed with the Securities and Exchange Commission on February 17, 2015, on Form 10-K.  Because of the seasonal nature of the Company’s operations, the results shown on a quarterly basis are not necessarily indicative of annual results.

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

The following table illustrates the basic and dilutive EPS calculations for the periods presented in these financial statements.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share data)	2015	2014	2015	2014
Numerator:
Reported net income (Numerator for Basic and Diluted EPS)	$39.3	$47.3	$132.1	$110.4
Denominator:
Weighted average common shares outstanding (Denominator for Basic and Diluted EPS)	82.7	82.5	82.7	82.5

Basic EPS	$0.48	$0.57	$1.60	$1.34
Diluted EPS	$0.48	$0.57	$1.60	$1.34

For the three and nine months ended September 30, 2015 and 2014, all options and equity based instruments were dilutive and immaterial.

4.	Excise and Utility Receipts Taxes

Excise taxes and a portion of utility receipts taxes are included in rates charged to customers.  Accordingly, the Company records these taxes received, which totaled $5.0 million and $4.9 million in the three months ended September 30, 2015 and 2014, respectively, as a component of operating revenues. During the nine months ended September 30, 2015 and 2014, these taxes totaled $22.1 million and $23.3 million, respectively. Expenses associated with excise and utility receipts taxes are recorded as a component of Taxes other than income taxes.

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

	Three Months Ended
	September 30,
	Pension Benefits		Other Benefits
(In millions)	2015	2014	2015	2014
Service cost	$1.9	$1.8	$0.1	$0.1
Interest cost	3.7	3.8	0.5	0.6
Expected return on plan assets	(5.6)	(5.6)	—	—
Amortization of prior service cost	0.2	0.3	(0.7)	(0.7)
Amortization of transitional obligation	—	—	—	—
Amortization of actuarial loss	2.1	1.3	0.2	0.1
Settlement charge	—	—	—	—
Net periodic benefit cost	$2.3	$1.6	$0.1	$0.1

	Nine Months Ended
	September 30,
	Pension Benefits		Other Benefits
(In millions)	2015	2014	2015	2014
Service cost	$5.9	$5.5	$0.3	$0.3
Interest cost	11.0	11.7	1.5	1.7
Expected return on plan assets	(16.9)	(17.1)	—	—
Amortization of prior service cost	0.6	0.8	(2.2)	(2.2)
Amortization of transitional obligation	—	—	—	—
Amortization of actuarial loss	6.3	3.7	0.5	0.3
Settlement charge	—	2.6	—	—
Net periodic benefit cost	$6.9	$7.2	$0.1	$0.1

Employer Contributions to Qualified Pension Plans
As of September 30, 2015, the Company has made $20 million in contributions to its qualified pension plans. The Company did not make any contributions to its qualified pension plans in 2014.

6.	Supplemental Cash Flow Information

As of September 30, 2015 and December 31, 2014, the Company has accruals related to utility and nonutility plant purchases totaling approximately $23.1 million and $20.2 million, respectively.

7.    Investment in ProLiance Holdings, LLC

The Company has an investment in ProLiance Holdings, LLC (ProLiance or ProLiance Holdings), an affiliate of the Company and Citizens Energy Group (Citizens). Much of the ProLiance business was sold on June 18, 2013 when ProLiance exited the natural gas marketing business through the disposition of certain of the net assets of its energy marketing business, ProLiance Energy, LLC. The Company's remaining investment in ProLiance relates primarily to an investment in LA Storage, LLC (LA Storage).  Consistent with its ownership percentage, the Company is allocated 61 percent of ProLiance’s profits and losses; however, governance and voting rights remain at 50 percent for each member, and therefore, the Company accounts for its investment in ProLiance using the equity method of accounting.

The Company's investment at September 30, 2015, shown at its 61 percent ownership share of the individual net assets of ProLiance, is as follows.

As of
September 30,
(In millions)	2015
Cash	$3.9
Investment in LA Storage	21.0
Other midstream asset investment	4.9
Total investment in ProLiance	$29.8
Included in:
Investments in unconsolidated affiliates	19.7
Other nonutility investments	10.1

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

Approximately 12 Bcf of the storage, which comprises three of the four FERC certified caverns, is fully tested but additional work is required to further develop the caverns. The timing and extent of development of these caverns is dependent on market conditions, including pricing, need for storage capacity, and development of the liquefied natural gas market, among other factors. To date, development activity has been modest due to current low demand for storage facilities. The development of the storage market and related pricing are critical assumptions in the analysis of the recoverability of the investment's carrying value. As of September 30, 2015 and December 31, 2014, ProLiance's investment in the joint venture was $34.3 million and $35.4 million, respectively.

The joint venture received a demand for arbitration from Williams Midstream Natural Gas Liquids, Inc. (Williams) in February 2011 related to a sublease agreement.  Williams alleged that the joint venture was negligent in its attempt to convert certain salt caverns to natural gas storage and sought damages of $56.7 million.  In August 2015, the joint venture and Williams agreed to settle the dispute for $8.9 million. The Company's share of the $8.9 million settlement was not material to its results of operations or statement of financial condition.

8. Sale of Vectren Fuels, Inc.

On July 1, 2014, the Company announced that it had reached an agreement to sell its wholly owned coal mining subsidiary, Vectren Fuels, to Sunrise Coal, LLC (Sunrise Coal), an Indiana-based wholly owned subsidiary of Hallador Energy Company and on August 29, 2014, the transaction closed. At June 30, 2014, the Company reported the coal mining business as held for sale and recorded an estimated loss in other operating expenses, including costs to sell, of approximately $32 million, or $20 million after tax. At September 30, 2014, the pre-tax loss of $32 million was reflected in the Condensed Consolidated Statement of Income as a $42 million charge to other operating expense, offset by $10 million in lower depreciation expense as depreciation ceased for the assets classified as held for sale at June 30, 2014. Results from Coal Mining for the quarter and year to date periods ended September 30, 2014, inclusive of the loss on sale, were losses of $2.1 million and $21.4 million, net of tax, respectively. The sale of Vectren Fuels did not meet the requirements under GAAP to qualify as discontinued operations since Vectren's electric utility has significant continuing cash flows related to the purchase of coal from the buyer of these mines. After the exit of the coal mining business by Vectren, Sunrise assumed Vectren Fuels' supply contracts and also negotiated new contracts for similar quality coal that will result in the Company purchasing most of its coal supply from Sunrise.

9.    Financing Activities

Indiana Gas Unsecured Note Retirement
On March 15, 2015, a $5 million Indiana Gas senior unsecured note matured. The Series E note carried a fixed interest rate of 7.15 percent. The repayment of debt was funded by the Company's commercial paper program.

Vectren Utility Holdings and Vectren Capital Debt Transactions
On June 11, 2015, Utility Holdings entered into a private placement Note Purchase Agreement pursuant to which institutional investors have agreed to purchase the following tranches of notes: (i) $25 million of 3.90 percent Guaranteed Senior Notes, Series A, due December 15, 2035, (ii) $135 million of 4.36 percent Guaranteed Senior Notes, Series B, due December 15, 2045, and (iii) $40 million of 4.51 percent Guaranteed Senior Notes, Series C, due December 15, 2055. The notes will be unconditionally guaranteed by Indiana Gas, SIGECO and VEDO.

Additionally, on June 11, 2015, Vectren Capital entered into a private placement Note Purchase Agreement pursuant to which institutional investors have agreed to purchase the following tranches of notes: (i) $75 million of 3.33 percent Guaranteed Senior Notes, Series A, due December 15, 2022 and (ii) $75 million of 3.90 percent Guaranteed Senior Notes, Series B, due December 15, 2030. The notes will be guaranteed by Vectren Corporation.

Subject to the satisfaction of customary conditions precedent, both financings are scheduled to close on or about December 15, 2015.

As a result of the long-term financing arrangements signed on June 11, 2015, the Company had established the intent and ability to refinance $150 million of debt maturing in the next twelve months. As of June 30, 2015, this debt to be refinanced is classified in long-term debt.

SIGECO Debt Issuance
On September 9, 2015, SIGECO completed a $38.2 million tax-exempt first mortgage bond issuance.  The principal terms of the two new series of tax-exempt debt are: (i) $23.0 million in Environmental Improvement Revenue Bonds, Series 2015, issued by the City of Mount Vernon, Indiana and (ii) $15.2 million in Environmental Improvement Revenue Bonds, Series 2015, issued by Warrick County, Indiana. Both bonds were sold in a public offering at an initial interest rate of 2.375 percent per annum that is fixed until September 2020 when the bonds will be remarketed. The bonds have a final maturity of September 2055.

10.	Commitments & Contingencies

Performance Guarantees & Product Warranties
In the normal course of business, wholly owned subsidiaries, such as Energy Systems Group (ESG), a subsidiary of the Energy Services operating segment, issue payment and performance bonds and other forms of assurance that commit them to timely install infrastructure, operate facilities, pay vendors and subcontractors, and/or support warranty obligations.

Specific to ESG, in its role as a general contractor in the performance contracting industry, at September 30, 2015, there are 47 open surety bonds supporting future performance.  The average face amount of these obligations is $8.9 million, and the largest obligation has a face amount of $57.3 million, where construction related to the project is 99 percent complete.  The maximum exposure from these obligations is limited to the level of uncompleted work and bonds issued to ESG by various subcontractors. At September 30, 2015, approximately 49 percent of work was completed on projects with open surety bonds.  A significant portion of these open surety bonds will be released within one year.  In instances where ESG operates facilities, project guarantees extend over a longer period.  In addition to its performance obligations, ESG also warrants the functionality of certain installed infrastructure generally for one year and the associated energy savings over a specified number of years.

Based on a history of meeting performance obligations and installed products operating effectively, no liability or cost has been recognized for the periods presented.

Corporate Guarantees
The Company issues parent level guarantees to certain vendors and customers of its wholly owned subsidiaries.  These guarantees do not represent incremental consolidated obligations; rather, they represent parental guarantees of subsidiary obligations in order to allow those subsidiaries the flexibility to conduct business without posting other forms of collateral.   At September 30, 2015, parent level guarantees support a maximum of $187 million of ESG’s performance contracting commitments, warranty obligations, project guarantees, and energy savings guarantees. Further, an energy facility operated by ESG and managed by Keenan Ft. Detrick Energy, LLC (Keenan), is governed by an operations agreement. All payment obligations to Keenan under this agreement are also guaranteed by the Company. The Company guarantee of the Keenan Ft. Detrick Energy operations agreement does not state a maximum guarantee. Due to the nature of work performed under this contract, the Company cannot estimate a maximum potential amount of future payments.

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

In June 2011, Ohio House Bill 95 (House Bill 95) was signed into law. Outside of a base rate proceeding, this legislation permits a natural gas utility to apply for recovery of much of its capital expenditure program. The legislation also allows for the deferral of costs, such as depreciation, property taxes, and debt-related post in service carrying costs until recovery is approved by the PUCO.

Indiana Recovery and Deferral Mechanisms
The Company's Indiana natural gas utilities received Orders in 2008 and 2007 associated with the most recent base rate cases. These Orders authorized the deferral of financial impacts associated with bare steel and cast iron replacement activities. The Orders provide for the deferral of depreciation and post in service carrying costs on qualifying projects totaling $20 million annually at Indiana Gas and $3 million annually at SIGECO. The debt-related post-in-service carrying costs are recognized in the Condensed Consolidated Statements of Income currently. The recording of post-in-service carrying costs and depreciation deferral is limited by individual qualifying projects to three years after being placed into service at SIGECO and four years after being placed into service at Indiana Gas. At September 30, 2015 and December 31, 2014, the Company has regulatory assets totaling $19.1 million and $16.4 million, respectively, associated with the deferral of depreciation and debt-related post-in-service carrying cost activities. Beginning in 2014, all bare steel and cast iron replacement activities are now part of the Company’s seven-year capital investment plan filed pursuant to Senate Bill 251, discussed further below.

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

On January 14, 2015, the IURC issued an Order approving the Company’s initial request for recovery of the revenue requirement through June 30, 2014 as part of its approved seven-year plan. As the next step of the recovery process, as outlined in the legislation, this Order initiates the rates and charges necessary to begin cash recovery of 80 percent of the revenue requirement, with the remaining 20 percent deferred for recovery in the Company's next base rate cases. Also, consistent with the guidelines set forth in the original August 2014 Order, the IURC approved the Company’s update to its seven-year plan, to reflect changes to project prioritization as a result of both additional risk modeling and cost fluctuations.
On April 1, 2015, the Company filed its second request for recovery of the revenue requirement associated with capital investment and applicable operating costs through December 31, 2014. On June 1, 2015, the Company amended its case to delay the recovery of a portion of the investment associated with the Senate Bill 560 approved investment made from July 2014 to December 2014, until its third filing when it committed to provide additional project detail for the later years of the plan. This commitment is in response to challenges to the proposed Transmission, Distribution, and Storage Improvement Charge (TDSIC)

plans of other Indiana utilities in their cases. On July 22, 2015, the IURC issued an Order, approving the recovery of these investments consistent with the Company's proposal, with modification, specifically to the rate of return applicable to the Senate Bill 251 compliance component. The IURC found that the overall rate of return to be applied to the investment in determining the revenue requirement is to be updated with each filing, reflecting the current capital structure and associated costs, with the exception of the rate of return on equity, which remains fixed at the rate determined in the Company's last base rate case. This IURC interpretation of the overall rate of return to be used is the same as that already in place for the Senate Bill 560 component.
On October 1, 2015, the Company filed its third request for recovery of the revenue requirement associated with capital investment and applicable operating costs through June 30, 2015, including investment associated with the Senate Bill 560 approved investment made from July 2014 to December 2014 that was delayed in the second request. The Company provided an update to its seven-year plan, as well as the additional detail on the planned investments included in the plan. The updated plan reflects capital expenditures of approximately $1 billion, an increase of $100 million from the previous plan, of which $240 million has been spent as of September 30, 2015. Pursuant to the process outlined in Senate Bill 560, the Company expects an order by early 2016.
Ohio Recovery and Deferral Mechanisms
The PUCO Order approving the Company's 2009 base rate case in the Ohio service territory authorized a distribution replacement rider (DRR). The DRR's primary purpose is recovery of investments in utility plant and related operating expenses associated with replacing bare steel and cast iron pipelines and certain other infrastructure. This rider is updated annually for qualifying capital expenditures and allows for a return on those capital expenditures based on the rate of return approved in the 2009 base rate case. In addition, deferral of depreciation and the ability to accrue debt-related post-in-service carrying costs is also allowed until the related capital expenditures are included in the DRR. The Order also initially established a prospective bill impact evaluation on the annual deferrals. To date, the Company has made capital investments under this rider totaling $179.6 million. Regulatory assets associated with post-in-service carrying costs and depreciation deferrals were $16.9 million and $13.1 million at September 30, 2015 and December 31, 2014, respectively. Due to the expiration of the initial five-year term for the DRR in early 2014, the Company filed a request in August 2013 to extend and expand the DRR. On February 19, 2014, the PUCO issued an Order approving a Stipulation entered into by the PUCO Staff and the Company which provided for the extension of the DRR for the recovery of costs incurred through 2017 and expanded the types of investment covered by the DRR to include recovery of other infrastructure investments. The Order limits the resulting DRR fixed charge per month for residential and small general service customers to specific graduated levels over the next five years. The Company's five-year capital expenditure plan related to these infrastructure investments for calendar years 2013 through 2017 totals approximately $200 million. The capital expenditure plan is subject to the graduated caps on the fixed DRR monthly charge applicable to residential and small general service customers approved in the Order however, is not expected to exceed those caps. In addition, the Order approved the Company's commitment that the DRR can only be further extended as part of a base rate case. On August 26, 2015, the Company received an Order approving its adjustment to the DRR for recovery of costs incurred through December 31, 2014.

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

The PUCO has also issued Orders approving the Company's filings under Ohio House Bill 95. These Orders approve deferral of the Company’s Ohio capital expenditure program for items not covered by the DRR as well as expenditures necessary to comply with PUCO rules, regulations, orders, and system expansion to some new customers. Ohio House Bill 95 Orders also have established a prospective bill impact evaluation on the cumulative deferrals, limiting the total deferrals at a level which would equal $1.50 per residential and small general service customer per month. As of September 30, 2015, the Company's deferrals have not reached this bill impact cap. In addition, the Orders approved the Company's proposal that subsequent requests for accounting authority will be filed annually in April. The Company submitted its most recent annual filing on April 30, 2015, which covers the Company’s capital expenditure program through calendar year 2015.

Other Regulatory Matters

Indiana Gas & SIGECO Gas Decoupling Extension Filing
On September 9, 2015, the IURC issued an Order granting the extension of the current decoupling mechanism in place at both Indiana gas companies and recovery of conservation program costs through December 2019.

12. Electric Rate & Regulatory Matters

SIGECO Electric Environmental Compliance Filing
On January 28, 2015, the IURC issued an Order (January Order) approving the Company’s request for approval of capital investments on its coal-fired generation units to comply with new EPA mandates related to mercury and air toxic standards (MATS) effective in 2015 and to address an outstanding Notice of Violation (NOV) from the EPA. As of September 30, 2015, approximately $30 million has been spent on equipment to control mercury in both air and water emissions, and $26 million to address the issues raised in the NOV proceeding on the increase in sulfur trioxide emissions. The total investment is estimated to be between $75 and $85 million. The Order approved the Company’s request for deferred accounting treatment, as supported by provisions under Indiana Senate Bill 29 (Senate Bill 29) and Senate Bill 251. The accounting treatment includes the deferral of depreciation and property tax expense related to these investments, accrual of post-in-service carrying costs, and deferral of incremental operating expenses related to compliance with these standards. The initial phase of the projects went into service in 2014, with the remaining investment expected to occur in 2015 and 2016. As of September 30, 2015, the Company has approximately $2 million deferred related to depreciation, property tax, and operating expense, and $0.8 million deferred related to post-in-service carrying costs.

In March 2015, the Company was notified that certain parties had filed a Notice of Appeal with the Indiana Court of Appeals in response to the IURC's Order. In June 2015, Joint Appellants’ Citizens Action Coalition of Indiana, Inc., Sierra Club, Inc., and Valley Watch, Inc. (the appellants) filed a brief which challenged the sufficiency of the findings in the IURC's January Order approving the Company’s investments and proposed accounting treatment in terms of whether that Order made certain findings required by statute. On October 29, 2015, the Indiana Court of Appeals issued its opinion affirming the IURC’s findings with regard to equipment required to comply with MATS and certain national pollutant discharge elimination system rules (approximately $34 million). The Court remanded the case back to the IURC so that it can make the findings required by statute with regard to equipment required by the NOV (approximately $39 million). Given the Commission’s previous approval of this project, the Company believes the Commission will make these findings and issue a new order in support of the project.

Coal Procurement Procedures
Entering 2014, SIGECO had in place staggered term coal contracts with Vectren Fuels and one other supplier to provide coal for its generating units. During 2014, SIGECO entered into separate negotiations with Vectren Fuels and Sunrise Coal to modify its existing contracts as well as enter into new long-term contracts in order to secure its supply of coal with specifications that support its compliance with MATS. Subsequent to the sale of Vectren Fuels to Sunrise Coal in August 2014, all such contracts have been assigned to Sunrise Coal. Those contracts were submitted to the IURC for review as part of the 2014 annual sub docket proceeding. In December 2014, the IURC determined that the terms of the coal contracts were reasonable. The annual sub docket proceeding is no longer required.

On December 5, 2011 within the quarterly FAC filing, SIGECO submitted a joint proposal with the OUCC to reduce its fuel costs billed to customers by accelerating into 2012 the impact of lower cost coal under new term contracts effective after 2012. The cost difference was deferred to a regulatory asset and is being recovered over a six-year period without interest beginning in 2014. The IURC approved this proposal on January 25, 2012, with the reduction to customer’s rates effective February 1, 2012. The total balance deferred for recovery through the Company’s FAC, which began February 2014, was $42.4 million, of which $30.0 million remains as of September 30, 2015.

SIGECO Electric Demand Side Management (DSM) Program Filing
On August 31, 2011, the IURC issued an Order approving an initial three-year DSM plan in the SIGECO electric service territory that complied with the IURC’s energy saving targets. Consistent with the Company’s proposal, the Order approved, among other items, the following: 1) recovery of costs associated with implementing the DSM Plan; 2) the recovery of a performance incentive mechanism based on measured savings related to certain DSM programs; 3) lost margin recovery associated with the implementation of DSM programs for large customers; and 4) deferral of lost margin up to $3 million in 2012 and $1 million in

2011 associated with small customer DSM programs for subsequent recovery under a tracking mechanism to be proposed by the Company. On June 20, 2012, the IURC issued an Order approving a small customer lost margin recovery mechanism, inclusive of all previous deferrals. This mechanism is an alternative to the electric decoupling proposal that was denied by the IURC in the Company's last base rate proceeding. For the nine months ended September 30, 2015 and 2014, the Company recognized electric utility revenue of $7.5 million and $6.6 million, respectively, associated with this approved lost margin recovery mechanism.

On March 28, 2014, Indiana Senate Bill 340 was signed into law. This legislation ended electric DSM programs on December 31, 2014 that had been conducted to meet the energy savings requirements established by the IURC in 2009. The legislation also allows for industrial customers to opt out of participating in energy efficiency programs. As of January 1, 2015, approximately 80 percent of the Company’s eligible industrial load has opted out of participation in the applicable energy efficiency programs. The Company filed a request for IURC approval of a new portfolio of DSM programs on May 29, 2014 to be offered in 2015. On October 15, 2014, the IURC issued an Order approving a Settlement between the OUCC and the Company regarding the new portfolio of DSM programs effective January 2015, and new programs were implemented during the first quarter of 2015.

On May 6, 2015, Indiana's governor signed Indiana Senate Bill 412 into law requiring electricity suppliers to submit energy efficiency plans to the IURC at least once every three years. Senate Bill 412 also supports the recovery of all program costs, including lost revenues and financial incentives associated with those plans and approved by the IURC. The Company made its first filing pursuant to this bill in June 2015, which proposed energy efficiency programs for calendar years 2016 and 2017. In September 2015, the Company received an Order to continue offering and recovering the associated cost of its 2015 programs until March 31, 2016. In that same timeframe, the Commission is expected to issue an order approving the 2016-2017 programs. In October 2015, the OUCC and Citizens Action Coalition of Indiana filed testimony recommending the rejection of the Company’s plan, contending it was not reasonable under the terms of Indiana Senate Bill 412 due to the program design and the Company’s proposal to recover lost revenues and incentives associated with the measures. Vectren filed rebuttal testimony in October 2015 defending the plan’s compliance with Indiana Senate Bill 412. A hearing is scheduled for November 13, 2015.

FERC Return on Equity (ROE) Complaint
On November 12, 2013, certain parties representing a group of industrial customers filed a joint complaint with the FERC under Section 206 of the Federal Power Act against MISO and various MISO transmission owners, including SIGECO. The joint parties seek to reduce the 12.38 percent return on equity used in the MISO transmission owners’ rates, including SIGECO’s formula transmission rates, to 9.15 percent, and to set a capital structure in which the equity component does not exceed 50 percent. The MISO transmission owners filed their response to the complaint on January 6, 2014, opposing any change to the return. As of September 30, 2015, the Company had invested approximately $157.7 million in qualifying projects. The net plant balance for these projects totaled $141.1 million at September 30, 2015.

This joint complaint is similar to a complaint against the New England Transmission Owners (NETO) filed in September 2011, which requested that the 11.14 percent incentive return granted on qualifying investments in NETO be lowered. On October 16, 2014, the FERC issued an Order in the NETO case approving a 10.57 percent return on equity and a methodology set out in its June 19, 2014 decision.

In addition to the NETO ruling, the FERC acknowledged that the pending complaint raised against the MISO transmission owners is reasonable, and ordered the initiation of a formal settlement discussion, mediated by a FERC appointed judge, in November 2014. A settlement has not been reached, however an evidentiary hearing was conducted in August 2015. An initial decision is expected by early 2016. The timing of the final order from the FERC is unknown at this time. The Company has established a reserve pending the outcome of these complaints.

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

13.  Environmental Matters

Indiana Senate Bill 251
Senate Bill 251 is also applicable to federal environmental mandates impacting SIGECO electric operations. The Company continues with its ongoing evaluation of the stricter regulations the EPA is currently pursuing involving carbon and air quality, fly ash disposal, cooling tower intake facilities, waste water discharges, and the applicability of Senate Bill 251 if costs to comply are incurred. These issues are further discussed below.

Air Quality

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

Legal challenges to the MATS Rule continue. In July 2014, a coalition of twenty-one states, including Indiana, filed a petition with the U.S. Supreme Court seeking review of the decision of the appellate court that found that the EPA appropriately based its decision to list coal and oil fired generation units as a source of the pollutants at issue solely on those pollutants’ impact on public health. On June 29, 2015, the U.S. Supreme Court reversed the appellate court decision on the basis of the EPA’s failure to consider costs before determining whether it was appropriate and necessary to regulate steam electric generating units under Section 112 of the Clean Air Act. The Court did not vacate the rule, but remanded the MATS rule back to the appellate court for further proceedings consistent with the opinion. MATS compliance was required to commence April 16, 2015, and the Company continues to operate in full compliance with the MATS rule during the pendency of the appellate court remand which could take several months.

Notice of Violation for A.B. Brown Power Plant
The Company received a NOV from the EPA in November 2011 pertaining to its A.B. Brown generating station. The NOV asserts that when the facility was equipped with Selective Catalytic Reduction (SCR) systems, the correct permits were not obtained or the best available control technology to control incidental sulfuric acid mist was not installed. The Company reached a settlement in principle with the EPA to resolve the NOV and expects the EPA to execute the final settlement yet in 2015.

As noted previously, on January 28, 2015, the IURC issued an Order approving the Company’s request for approval of capital investments on its coal-fired generation units to comply with new EPA mandates related to MATS effective in 2015 and to address an outstanding NOV from the EPA. The total investment is estimated to be between $75 and $85 million, roughly half of which will be made to control mercury in both air and water emissions, and the remaining investment will be made to address the issues raised in the NOV proceeding on the increase in sulfur trioxide emissions.

Ozone NAAQS and Clean Air Act
On November 26, 2014, the EPA proposed to tighten the current National Ambient Air Quality Standard (NAAQS) for ozone from the current standard of 75 parts per billion (ppb) to a level with the range of 65 to 70 ppb. On October 1, 2015, the EPA finalized a new NAAQS for ozone at the high end of the range, or 70 ppb. The EPA is expected to make final determinations as to whether a region is in attainment for the new NAAQS in 2018 based upon monitoring data from 2014-2016. While it is possible that counties in southwest Indiana could be declared in non-attainment with the new standard, and thus could have an effect on future economic development activities in the Company's service territory, the Company does not anticipate any significant compliance cost impacts from the determination given its previous investment in SCR technology for NOx control on its units as explained below.

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

Coal Ash Waste Disposal, Ash Ponds and Water

Coal Combustion Residuals Rule
In December 2014, the EPA released its final Coal Combustion Residuals (CCR) rule which regulates ash as non-hazardous material under Subtitle D of the Resource Conservation and Recovery Act (RCRA). On April 17, 2015, the final rule was published in the Federal Register. The final rule allows beneficial reuse of ash and the Company will continue to reuse a majority of its ash. Legislation is currently being considered by Congress that would provide for enforcement of the federal program by states.

Under the final CCR rule, the Company is required to complete a series of integrity assessments, including seismic modeling given the Company’s facilities are located within two seismic zones, and groundwater monitoring studies to determine whether one or more of its ash ponds can continue in service, or whether a pond must be retrofitted with liners or closed and bottom ash handling conversions completed. The Company estimates capital expenditures to comply with the alternatives in the final rule could range from approximately $35 million to $80 million for final capping and monitoring costs of the ponds at both F.B. Culley and A.B. Brown generating stations. At this time the Company does not believe that these rules are applicable to its Warrick generating unit, as this unit is part of a larger generating station that predominantly serves an adjacent industrial facility.

As of September 30, 2015, the Company has recorded an approximate $25 million asset retirement obligation (ARO). The recorded ARO reflects the current present value of the approximate $35 million in estimated costs in the range above that represent the legal obligation to cap the existing ponds at the end of the anticipated pond life based on compliance with the CCR rule. The estimated obligation is based on additional assumptions such as future ash levels, remaining life of the ash ponds, compliance assessments within the final rule at future dates, and costs for future construction services. These assumptions and estimations are subject to change in the future and could materially impact the amount of the estimated ARO.

Effluent Limitation Guidelines (ELGs)
Under the Clean Water Act, the EPA sets technology-based guidelines for water discharges from new and existing facilities. On September 30, 2015, the EPA released final revisions to the existing steam electric ELGs setting stringent technology-based water discharge limits for the electric power industry. The EPA focused this rulemaking on wastewater generated primarily by pollution control equipment necessitated by the comprehensive air regulations, specifically setting strict water discharge limits for arsenic, mercury and selenium for scrubber waste waters. ELGs will be implemented when existing water discharge permits for the plants are renewed, with compliance activities expected to commence within the 2018-2023 timeframe. The ELGs work in tandem with the recently released CCR requirements, and effectively prohibit the use of less costly lined sediment basin options for disposal of coal combustion residuals, and virtually mandate conversions to dry bottom ash handling.

Cooling Water Intake Structures
Section 316(b) of the Clean Water Act requires that generating facilities use the “best technology available” (BTA) to minimize adverse environmental impacts on a body of water. More specifically, Section 316(b) is concerned with impingement and entrainment of aquatic species in once-through cooling water intake structures used at electric generating facilities. A final rule was issued by the EPA on May 19, 2014. The final rule does not mandate cooling water tower retrofits but requires a state level case-by-case assessment of BTA for each facility. The final rule lists seven presumptive technologies which would qualify as BTA. These technologies range from intake screen modifications to cooling water tower retrofits. Ecological and technology assessment studies must be completed prior to determining BTA for the Company’s facilities. To comply, the Company believes that capital investments will likely be in the range of $4 to $8 million.

Climate Change
In April 2007, the US Supreme Court determined that greenhouse gases (GHG) meet the definition of "air pollutant" under the Clean Air Act and ordered the EPA to determine whether GHG emissions cause or contribute to air pollution that may reasonably be anticipated to endanger public health or welfare. The endangerment finding was finalized in December 2009, concluding that carbon emissions pose an endangerment to public health and the environment.

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

On August 3, 2015, the EPA released its final Clean Power Plan (CPP) rule which requires a 32 percent reduction in carbon emissions from 2005 levels. The original proposal in June 2014 called for a 30 percent reduction. The final CPP rule is significantly different in many respects from the June 2014 proposal. The EPA removed the energy efficiency block in the final rule and increased the assumption related to reliance upon renewables for compliance. In addition to the change in energy efficiency and renewables assumptions, the EPA also incorporated a new emission rate factor as a means of leveling the emission reduction requirements across the states. This resulted in the final emission rate reduction goal for Indiana of 1,242 lb CO2/MWh to be achieved by 2030, as compared to a goal of 1,531 lb CO2/MWh as proposed in June of 2014. Final state goals now fall within a narrower, lower range (between 771 lb CO2/MWh and 1,305 lb CO2/MWh), with states having higher percentages of coal-fired generation receiving more stringent emission rate goals than those in the original proposal. The new rule also gives states the option of seeking a two-year extension request to submit a final state implementation plan (SIP). Under the CPP, states have the flexibility to include energy efficiency and other measures should it choose to implement a SIP as provided in the final rule. While states are given an interim goal (1,451 lb CO2/MWh for Indiana), the final rule gives states the flexibility to shape their own emissions reduction over the 2022-2029 time period. The final rule was published in the Federal Register on October 23, 2015 and that action was immediately followed by litigation initiated by the State of Indiana and 23 other states as a coalition challenging the rule.

In the event that a state does not submit a SIP, the EPA also released a proposed federal implementation plan (FIP), which would be imposed in those states without an approved SIP. The proposed FIP would apply an emission rate requirement directly on affected units. Under the proposed FIP, the CO2 emission rate limit for coal-fired units would start at 1,671 lbs CO2/MWh in 2022 and decrease to a final emission rate cap of 1,305 lbs CO2/MWh by 2030. While the FIP emission rate cap appears to be slightly less stringent than the state reduction goal for Indiana, the cap would apply directly to affected units and these units would not have the benefit of averaging emission rates with rates from zero-carbon sources as would be available in a SIP. Purchases of emission credits from zero-carbon sources can be made for compliance. The FIP will be subject to extensive public comments prior to finalization. While the State of Indiana has not formally committed to file a SIP, the utilities in Indiana are working with the state's designated agency to analyze various compliance options for consideration and possible integration into a state plan submittal.

Indiana is the 5th largest carbon emitter in the nation in tons of CO2 produced from electric generation. In 2013, Indiana’s electric utilities generated 105.6 million tons of CO2. The Company’s share of that total was 6.3 million, or less than 6 percent.

Since 2005, the Company’s emissions of CO2 have declined 23 percent (on a tonnage basis). These reductions have come from the retirement of F.B. Culley Unit 1, expiration of municipal contracts, electric conservation, the addition of renewable generation, and the installation of more efficient dense pack turbine technology. With respect to renewable generation, in 2008 and 2009, the Company executed long-term purchase power commitments for a total of 80 MW of wind energy. The Company currently has approximately 4 percent of its electricity being provided by clean energy sources due to the long-term wind contracts and landfill gas investment. With respect to CO2 emission rate, since 2005 the Company has lowered its CO2 emission rate (as measured in lbs CO2/MWh) from 1,967 lbs CO2/MWh to 1,922 lbs CO2/MWh, for a reduction of 3 percent. The Company’s CO2 emission rate of 1,922 lbs CO2/MWh is basically the same as the State’s average CO2 emission rate of 1,923 lbs CO2/MWh.

Impact of Legislative Actions & Other Initiatives is Unknown
At this time, compliance costs and other effects associated with reductions in GHG emissions or obtaining renewable energy sources remain uncertain. The Company has gathered preliminary estimates of the costs to control GHG emissions. A preliminary investigation demonstrated costs to comply would be significant, first with regard to operating expenses and later for capital expenditures as technology becomes available to control GHG emissions. However, these compliance cost estimates were based on highly uncertain assumptions, including allowance prices if a cap and trade approach were employed, and energy efficiency targets. The Company will undertake a detailed review of the requirements of the CPP and the proposed FIP and commence a review of potential compliance options. In 2016 the Company will file its next integrated resource plan that will model compliance assumptions and costs and evaluate possible compliance alternatives. The Company will also continue to remain engaged with the State of Indiana to assess the final rule and to develop a plan that is the least cost to its customers.

While the Company cannot reasonably estimate the total cost to comply with the CCR, ELG and CPP regulations at this time, the Company is exploring various compliance options ranging from continued compliance for all, or some, of the units to retirement of units. The cost of compliance with these new regulations could be significant. The Company believes that such compliance costs would be considered a federally mandated cost of providing electricity, and therefore, should be recoverable from customers through Senate Bill 251 as referenced above or Senate Bill 29, which was used by the Company to recover its initial pollution control investments. These compliance alternatives, including the impact on customer rates, will be fully considered as part of the Company’s public integrated resource planning process to be conducted in 2016.

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

With respect to insurance coverage, Indiana Gas has received approximately $20.8 million from all known insurance carriers under insurance policies in effect when these plants were in operation. Likewise, SIGECO has settlement agreements with all known insurance carriers and has received to date approximately $14.8 million of the expected $15.8 million in insurance recoveries.

The costs the Company expects to incur are estimated by management using assumptions based on actual costs incurred, the timing of expected future payments, and inflation factors, among others. While the Company’s utilities have recorded all costs which they presently expect to incur in connection with activities at these sites, it is possible that future events may require remedial activities which are not presently foreseen and those costs may not be subject to PRP or insurance recovery. As of September 30, 2015 and December 31, 2014, approximately $3.4 million and $3.6 million, respectively, of accrued, but not yet spent, costs are included in Other Liabilities related to the Indiana Gas and SIGECO sites.

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

On July 9, 2015, the FASB approved a one year deferral that became effective through an Accounting Standard Update in August and changed the effective date to annual reporting periods beginning after December 15, 2017, including interim periods, with early adoption permitted, but not before the original effective date of December 15, 2016. The Company is currently evaluating the standard to determine application date, transition method, and impact the standard will have on the financial statements.

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

Simplifying the Presentation of Debt Issuance Costs
In April 2015, the FASB issued new accounting guidance on accounting for debt issuance costs which changes the presentation of debt issuance costs in financial statements. This ASU requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. This ASU is effective for annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The new guidance will be applied retrospectively to each prior period presented. The Company is evaluating whether it will early adopt this standard. Upon adoption, the Company will revise its current presentation of debt issuance costs in the Condensed Consolidated Balance Sheets; however, the Company does not expect a material impact on its future financial condition, results of operations, or cash flows as a result of the adoption.

Management believes that other recently issued standards, which are not yet effective, will not have a material impact on the Company's financial position, results of operations, or cash flows upon adoption.

15.	Fair Value Measurements

The carrying values and estimated fair values using primarily Level 2 assumptions of the Company's other financial instruments follow:

	September 30, 2015		December 31, 2014
(In millions)	Carrying Amount	Est. Fair Value	Carrying Amount	Est. Fair Value
Long-term debt	$1,610.7	$1,748.1	$1,577.3	$1,754.5
Short-term borrowings	111.0	111.0	156.4	156.4
Cash & cash equivalents	4.8	4.8	86.4	86.4

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

Because of the nature of certain other investments and lack of a readily available market, it is not practical to estimate the fair value of these financial instruments at specific dates without considerable effort and cost.  At September 30, 2015 and December 31, 2014, the fair value for these financial instruments was not estimated.  The carrying value of these investments at September 30, 2015 and December 31, 2014 was approximately $16.3 million and $10.4 million, respectively, and is included in Other nonutility investments. The increase in carrying value from December 31, 2014 is primarily related to a debt security and note received from the sale of a commercial real estate investment in June 2015.

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

The Nonutility Group has historically reported the following segments:  Infrastructure Services, Energy Services, Coal Mining, and Other Businesses.  In the 2015 periodic reports, the 2014 results for the Coal Mining segment include the results of Vectren Fuels through August 29, 2014 when it exited the coal mining business through the sale of Vectren Fuels (see Note 8 for additional information on this transaction). Energy Services provides energy performance contracting and sustainable infrastructure, such as renewables, distributed generation, and combined heat and power projects. The Infrastructure Services segment provides underground pipeline construction and repair services for customers that include Vectren Utility Holdings' utilities. Fees incurred by Vectren Utility Holdings and its subsidiaries for these pipeline construction and repair services totaled $36.6 million and $30.1 million for the three months ended September 30, 2015 and 2014, respectively, and for the nine months ended September 30, 2015 and 2014, totaled $85.9 million and $63.5 million, respectively.

Corporate and Other includes unallocated corporate expenses such as advertising and certain charitable contributions, among other activities, that benefit the Company’s operations.  Net income is the measure of profitability used by management for all operations.

Information related to the Company’s reportable segments is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2015	2014	2015	2014
Revenues
Utility Group
Gas Utility Services	$108.5	$105.1	$590.1	$681.1
Electric Utility Services	164.4	165.9	466.0	480.9
Other Operations	10.2	9.6	30.5	28.7
Eliminations	(10.1)	(9.5)	(30.3)	(28.5)
Total Utility Group	273.0	271.1	1,056.3	1,162.2
Nonutility Group
Infrastructure Services	234.1	245.6	642.5	546.6
Energy Services	67.2	42.3	134.0	92.5
Coal Mining	—	67.2	—	234.3
Total Nonutility Group	301.3	355.1	776.5	873.4
Corporate & Other Group	0.2	0.3	0.6	0.8
Eliminations	(1.0)	(30.9)	(2.7)	(101.5)
Consolidated Revenues	$573.5	$595.6	$1,830.7	$1,934.9

Profitability Measure - Net Income (Loss)
Utility Group Net Income
Gas Utility Services	$(3.3)	$(5.1)	$40.4	$33.9
Electric Utility Services	28.2	26.7	67.1	65.9
Other Operations	2.0	2.7	6.8	8.7
Utility Group Net Income	26.9	24.3	114.3	108.5
Nonutility Group Net Income (Loss)
Infrastructure Services	9.9	23.5	19.6	27.6
Energy Services	3.1	0.1	(0.4)	(4.7)
Coal Mining	—	(2.1)	—	(21.4)
Other Businesses	(0.5)	0.1	(1.0)	(0.4)
Nonutility Group Net Income	12.5	21.6	18.2	1.1
Corporate & Other Group Net Income (Loss)	(0.1)	1.4	(0.4)	0.8
Consolidated Net Income	$39.3	$47.3	$132.1	$110.4

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

Indiana Gas provides energy delivery services to approximately 579,000 natural gas customers located in central and southern Indiana.  SIGECO provides energy delivery services to approximately 144,000 electric customers and over 111,000 gas customers located near Evansville in southwestern Indiana.  SIGECO also owns and operates electric generation assets to serve its electric customers and optimizes those assets in the wholesale power market.  Indiana Gas and SIGECO generally do business as Vectren Energy Delivery of Indiana.  VEDO provides energy delivery services to approximately 314,000 natural gas customers located near Dayton in west central Ohio.

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

Results for the three months ended September 30, 2015 were earnings of $39.3 million, or $0.48 per share, compared to earnings of $47.3 million, or $0.57 per share for the three months ended September 30, 2014. For the nine months ended September 30, 2015, consolidated net income was $132.1 million, or $1.60 per share, compared to $110.4 million, or $1.34 per share for the nine months ended September 30, 2014.

In 2014, excluding the results attributable to the Company's Coal Mining business, consolidated net income for the three and nine months ended September 30, 2014 was $49.4 million, or $0.60 per share, and $131.8 million, or $1.60 per share, respectively.

Results Related to the Coal Mining Business

On July 1, 2014, the Company announced that it had reached an agreement to sell its wholly owned coal mining subsidiary, Vectren Fuels, to Sunrise Coal, LLC (Sunrise Coal), an Indiana-based wholly owned subsidiary of Hallador Energy Company. Sunrise Coal owns and operates coal mines in the Illinois Basin. On August 29, 2014, the transaction closed.  Results from Coal Mining for the three and nine months ended September 30, 2014 were losses of $2.1 million and $21.4 million, net of tax, respectively.

Consolidated Results Excluding the Results From Coal Mining in the Year of Disposition (See below regarding the Use of Non-GAAP Measures)

Net income (loss) and earnings per share, excluding results from Coal Mining in 2014, the year of disposition, in total and by group, for the three and nine months ended September 30, 2015 and 2014 follow:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share data)	2015	2014	2015	2014
Net income (loss)*	$39.3	$49.4	$132.1	$131.8
Attributed to:
Utility Group	26.9	24.3	114.3	108.5
Nonutility Group*	12.5	23.7	18.2	22.5
Corporate & other	(0.1)	1.4	(0.4)	0.8

Basic EPS*	$0.48	$0.60	$1.60	$1.60
Attributed to:
Utility Group	0.33	0.30	1.38	1.32
Nonutility Group*	0.15	0.29	0.22	0.27
Corporate & other	—	0.01	—	0.01
*Excludes Coal Mining results in 2014

Utility Group
In the third quarter of 2015, the Utility Group earnings were $26.9 million, compared to $24.3 million in 2014. For the nine months ended September 30, 2015, the Utility Group earned $114.3 million, compared to $108.5 million in 2014. The quarter and year to date increases are largely driven by increases in gas utility margin from returns on the Indiana and Ohio infrastructure replacement programs, small customer growth, and large customer usage, offset somewhat by a decrease in wholesale electric margin due primarily to lower market pricing compared to 2014 periods. Decreases in operating expenses related to performance-based compensation also favorably impacted earnings in both the quarter and year to date periods.

Gas Utility Services
During the third quarter of 2015, Gas Utility Services reported a seasonal loss of $3.3 million compared to a loss of $5.1 million in the third quarter of 2014. For the nine months ended September 30, 2015, Gas Utility Services earnings were $40.4 million, compared to earnings of $33.9 million in 2014. The improved results in 2015 are due to returns on the Indiana and Ohio infrastructure replacement programs as the investment in those programs continues to ramp up. Increased earnings also resulted from increases in small customer growth and large customer usage, offset slightly by net increases in other costs.

During the third quarter of 2015, Electric Utility Services' earnings were $28.2 million, compared to $26.7 million in the third quarter of 2014. Electric Utility Services earned $67.1 million year to date in 2015, compared to earnings of $65.9 million for the nine months ended September 30, 2014. Results in the quarter reflect the favorable impact of weather on retail electric margin, which management estimates the after tax impact to be approximately $1.3 million in the third quarter of 2015 as compared to 2014, offset somewhat by a decrease in wholesale margin due primarily to lower market pricing. The quarter and year to date periods benefited from an increased tax deduction for production activities, as well as lower operating expenses in 2015. The lower operating expenses are driven primarily by decreases in performance-based compensation expense.

Nonutility Group
The Nonutility group results for the third quarter of 2015 were earnings of $12.5 million, compared to earnings of $23.7 million in the prior year. For the nine months ended September 30, 2015, the Nonutility Group earnings were $18.2 million, compared to earnings of $22.5 million in the prior year period. The 2014 periods exclude Coal Mining results. Results reflect a decrease in earnings from Infrastructure Services as certain bid projects were not awarded in 2015, due to an increasingly competitive environment as other contractors work to adjust crews and work load in the current lower oil price environment. Offsetting a portion of this decrease in earnings is an increase in earnings from Energy Services due to increased revenues.

Dividends

Dividends declared for the three months ended September 30, 2015, were $0.38 per share, compared to $0.36 per share for the same period in 2014. Dividends declared for the nine months ended September 30, 2015, were $1.14 per share, compared to $1.08 per share for the same period in 2014.

Use of Non-GAAP Performance Measures and Per Share Measures

Results Excluding Coal Mining
This discussion and analysis contains non-GAAP financial measures that exclude the results related to Coal Mining in 2014 since the Company exited the coal mining business in 2014.

Management uses consolidated net income, consolidated earnings per share, and Nonutility Group net income, excluding results from Coal Mining in 2014, to evaluate its results. Coal Mining results that are excluded from the GAAP measures are inclusive of holding company costs (corporate allocations, interest and taxes). Management believes analyzing underlying and ongoing business trends is aided by the removal of Coal Mining results in 2014 and the rationale for using such non-GAAP measures is that the Company has exited the coal mining business. Management believes this presentation provides the best representation of the overall results of the ongoing operations.

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

Contribution to Vectren's Basic EPS
Per share earnings contributions of the Utility Group, Nonutility Group excluding Coal Mining results in 2014, and Corporate and Other are presented and are non-GAAP measures.  Such per share amounts are based on the earnings contribution of each group included in the Company’s consolidated results divided by the Company’s basic average shares outstanding during the period.  The earnings per share of the groups do not represent a direct legal interest in the assets and liabilities allocated to the groups, but rather represent a direct equity interest in Vectren Corporation's assets and liabilities as a whole.  These non-GAAP measures are used by management to evaluate the performance of individual businesses.  In addition, other items giving rise to period over period variances, such as weather, may be presented on an after tax and per share basis.  These amounts are calculated at a statutory tax rate divided by the Company’s basic average shares outstanding during the period.  Accordingly, management believes these measures are useful to investors in understanding each business’ contribution to consolidated earnings per share and in analyzing consolidated period to period changes and the potential for earnings per share contributions in future periods.  Per share amounts of the Utility Group and the Nonutility Group are reconciled to the GAAP financial measure of basic EPS by adding the two together. If there is a difference, that difference results from corporate and other operations. The non-GAAP financial measures disclosed by the Company should not be considered a substitute for, or superior to, financial measures calculated in accordance with GAAP, and the financial results calculated in accordance with GAAP.

The following table reconciles consolidated net income, consolidated basic EPS, and Nonutility Group net income to those results excluding Coal Mining results in 2014.

	Three Months Ended			Nine Months Ended
	September 30, 2014			September 30, 2014
(In millions, except EPS)	GAAP Measure	Exclude Coal Mining Results	Non-GAAP Measure	GAAP Measure	Exclude Coal Mining Results	Non-GAAP Measure
Consolidated
Net Income	$47.3	$2.1	$49.4	$110.4	$21.4	$131.8
Basic EPS	$0.57	$0.03	$0.60	$1.34	$0.26	$1.60
Nonutility Group Net Income	$21.6	$2.1	$23.7	$1.1	$21.4	$22.5

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

Results of Operations of the Utility Group

The Utility Group is comprised of Utility Holdings’ operations, which consist of the Company’s regulated utility operations and other operations that provide information technology and other support services to those regulated operations.  Regulated operations consist of a natural gas distribution business that provides natural gas distribution and transportation services to nearly two-thirds of Indiana and to west-central Ohio and an electric transmission and distribution business, which provides electric transmission and distribution services to southwestern Indiana, and its power generating and wholesale power operations.  In total, these regulated operations supply natural gas and/or electricity to over one million customers. Utility Group operating results before certain intersegment eliminations and reclassifications for the three and nine months ended September 30, 2015 and 2014, follow:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share data)	2015	2014	2015	2014
OPERATING REVENUES
Gas utility	$108.5	$105.1	$590.1	$681.1
Electric utility	164.4	165.9	466.0	480.9
Other	0.1	0.1	0.2	0.2
Total operating revenues	273.0	271.1	1,056.3	1,162.2
OPERATING EXPENSES
Cost of gas sold	27.3	28.8	235.8	343.4
Cost of fuel & purchased power	47.9	50.3	144.9	155.4
Other operating	79.5	79.9	260.8	259.7
Depreciation & amortization	52.4	51.0	156.6	151.5
Taxes other than income taxes	11.8	11.7	43.0	44.3
Total operating expenses	218.9	221.7	841.1	954.3
OPERATING INCOME	54.1	49.4	215.2	207.9
OTHER INCOME - NET	4.0	4.8	13.3	12.4
INTEREST EXPENSE	16.6	16.6	49.5	50.0
INCOME BEFORE INCOME TAXES	41.5	37.6	179.0	170.3
INCOME TAXES	14.6	13.3	64.7	61.8
NET INCOME	$26.9	$24.3	$114.3	$108.5

CONTRIBUTION TO VECTREN BASIC EPS	$0.33	$0.30	$1.38	$1.32

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

Gas Utility Margin (Gas utility revenues less Cost of gas sold)
Gas Utility margin and throughput by customer type follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2015	2014	2015	2014
Gas utility revenues	$108.5	$105.1	$590.1	$681.1
Cost of gas sold	27.3	28.8	235.8	343.4
Total gas utility margin	$81.2	$76.3	$354.3	$337.7
Margin attributed to:
Residential & commercial customers	$61.3	$57.6	$257.3	$248.3
Industrial customers	13.0	11.8	45.3	42.7
Other	1.5	2.3	7.4	8.7
Regulatory expense recovery mechanisms	5.4	4.6	44.3	38.0
Total gas utility margin	$81.2	$76.3	$354.3	$337.7
Sold & transported volumes in MMDth attributed to:
Residential & commercial customers	6.3	6.7	79.1	84.3
Industrial customers	26.3	23.5	92.7	83.2
Total sold & transported volumes	32.6	30.2	171.8	167.5

Gas Utility margins were $81.2 million and $354.3 million for the three and nine months ended September 30, 2015, and compared to 2014, increased $4.9 million quarter over quarter and $16.6 million year to date. Both quarter over quarter and year to date margin was favorably impacted by increased returns on infrastructure replacement programs in Indiana and Ohio of $3.8 million and $8.9 million, respectively. Customer margin from small customer growth and large customer usage increased $1.1 million quarter over quarter and $2.9 million year to date compared to 2014. Year to date margin from regulatory expense recovery mechanisms increased $6.3 million in 2015 compared to 2014 due to increases in costs recovered through regulatory expense mechanisms.

Electric Utility Margin (Electric utility revenues less Cost of fuel & purchased power)
Electric Utility margin and volumes sold by customer type follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2015	2014	2015	2014
Electric utility revenues	$164.4	$165.9	$466.0	$480.9
Cost of fuel & purchased power	47.9	50.3	144.9	155.4
Total electric utility margin	$116.5	$115.6	$321.1	$325.5
Margin attributed to:
Residential & commercial customers	$76.8	$73.0	$203.3	$201.7
Industrial customers	27.6	29.7	82.9	83.6
Other	0.8	0.9	2.3	2.9
Regulatory expense recovery mechanisms	3.0	2.7	8.2	9.3
Subtotal: retail	$108.2	$106.3	$296.7	$297.5
Wholesale power & transmission system margin	8.3	9.3	24.4	28.0
Total electric utility margin	$116.5	$115.6	$321.1	$325.5
Electric volumes sold in GWh attributed to:
Residential & commercial customers	801.7	759.0	2,147.4	2,136.5
Industrial customers	653.1	749.1	2,045.5	2,101.6
Other customers	5.1	5.3	15.9	16.2
Total retail volumes sold	1,459.9	1,513.4	4,208.8	4,254.3

Retail
Electric retail utility margins were $108.2 million and $296.7 million for the three and nine months ended September 30, 2015, and compared to 2014, increased by $1.9 million in the quarter and were relatively flat year to date. Electric results, which are not protected by weather normalizing mechanisms, reflect a $2.1 million increase in customer margin related to weather as annualized cooling degree days in the third quarter of 2015 were 103 percent of normal compared to 95 percent of normal in 2014. Similarly for the year to date period, electric results were favorably impacted by weather and resulted in a year to date increase of $0.3 million in customer margin. Small customer margin also increased $1.1 million quarter over quarter and $0.4 million year to date compared to 2014 related to increased customer volumes sold. Additionally, results reflect a decrease in large customer usage of $2.1 million quarter over quarter and $0.7 million year to date, largely driven by timing of customer plant maintenance and lower customer throughput. Margin from regulatory expense recovery mechanisms decreased $1.1 million in the 2015 year to date period compared to 2014, driven primarily by a corresponding decrease in operating expenses associated with the electric conservation programs.

On December 3, 2013, SABIC Innovative Plastics (SABIC), a large industrial utility customer of the Company, announced its plans to build a cogeneration (cogen) facility to be operational at the end of 2016 or early in 2017, in order to generate power to meet a significant portion of its ongoing power needs.  Electric service is currently provided to SABIC by the Company under a long-term contract that expires in May of 2016. SABIC's historical peak electric usage has been approximately 120 megawatts (MW).  The cogen facility is expected to provide approximately 80 MW of capacity.  Therefore, the Company will continue to provide all of SABIC's power requirements above the approximate 80 MW capacity of the cogen, which is projected to be approximately 40 MW.  The Company will also provide back-up power, when required.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2015	2014	2015	2014
MISO Transmission system sales	$7.6	$8.1	$20.4	$20.8
MISO Off-system sales	0.7	1.2	4.0	7.2
Total wholesale margin	$8.3	$9.3	$24.4	$28.0

Transmission system margin associated with qualifying projects, including the reconciliation of recovery mechanisms, and other transmission system operations, totaled $20.4 million and $20.8 million during the nine months ended September 30, 2015 and 2014, respectively. As of September 30, 2015, the Company had invested approximately $157.7 million in qualifying projects. The net plant balance for these projects totaled $141.1 million at September 30, 2015. These projects include an interstate 345 kV transmission line that connects the Company’s A.B. Brown Generating Station to a generating station in Indiana owned by Duke Energy to the north and to a generating station in Kentucky owned by Big Rivers Electric Corporation to the south; a substation; and another transmission line. Although the allowed return is currently being challenged as discussed below in Rate and Regulatory Matters, once placed into service, these projects earn a FERC approved equity rate of return of 12.38 percent on the net plant balance. The Company has established a reserve pending the outcome of this challenge. Operating expenses are also recovered. The 345 kV project is the largest of these qualifying projects, with a cost of $106.8 million that earned the FERC approved equity rate of return, including while under construction.

For the nine months ended September 30, 2015, margin from off-system sales was $4.0 million compared to $7.2 million in 2014. Wholesale margin from off-system sales earned above or below $7.5 million per year is shared equally with customers.  Results for the periods presented reflect the impact of that sharing as well as lower market pricing due to low natural gas prices.

Utility Group Operating Expenses

Other Operating
During the third quarter of 2015, other operating expenses were $79.5 million, and were relatively flat, compared to the third quarter of 2014. For the nine months ended September 30, 2015, other operating expenses were $260.8 million, an increase of $1.1 million, compared to 2014. The increase in other operating costs for the year to date period is primarily due to increases in costs that are recovered directly in margin. Excluding these pass through costs, other operating expenses decreased $1.4 million and $5.7 million in the quarter and year to date periods in 2015, respectively, compared to the same periods in 2014. Both quarter and year to date decreases are driven primarily by decreased performance-based compensation expense.

Depreciation & Amortization
In the third quarter of 2015, depreciation and amortization expense was $52.4 million compared to $51.0 million in 2014. For the nine months ended September 30, 2015, depreciation and amortization expense was $156.6 million, which represents an increase of $5.1 million compared to 2014. Both quarter and year to date periods reflect increased plant placed in service, which is largely driven by increased gas utility plant as a result of Indiana and other infrastructure programs.

Taxes Other Than Income Taxes
Taxes other than income taxes were $11.8 million for the third quarter of 2015 and were relatively flat compared to 2014. Year to date, taxes other than income taxes were $43.0 million compared to $44.3 million for the year to date period in 2014 primarily due to decreased gas costs and thus lower revenues and related revenue taxes.

Other Income - Net
Other income-net reflects income of $4.0 million for the third quarter of 2015, a decrease of $0.8 million, compared to 2014. Year to date, other income-net reflects income of $13.3 million compared to $12.4 million in 2014. The decrease in the quarter to date period reflects decreased returns on assets that fund benefit plans. Year to date results reflect similar decreases but those decreases are offset primarily due to higher AFUDC driven by increased capital expenditures related to gas utility infrastructure replacement investments.

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

In June 2011, Ohio House Bill 95 (House Bill 95) was signed into law. Outside of a base rate proceeding, this legislation permits a natural gas utility to apply for recovery of much of its capital expenditure program. The legislation also allows for the deferral of costs, such as depreciation, property taxes, and debt-related post in service carrying costs until recovery is approved by the PUCO.

Indiana Recovery and Deferral Mechanisms
The Company's Indiana natural gas utilities received Orders in 2008 and 2007 associated with the most recent base rate cases. These Orders authorized the deferral of financial impacts associated with bare steel and cast iron replacement activities. The Orders provide for the deferral of depreciation and post in service carrying costs on qualifying projects totaling $20 million annually at Indiana Gas and $3 million annually at SIGECO. The debt-related post-in-service carrying costs are recognized in the Condensed Consolidated Statements of Income currently. The recording of post-in-service carrying costs and depreciation deferral is limited by individual qualifying projects to three years after being placed into service at SIGECO and four years after being placed into service at Indiana Gas. At September 30, 2015 and December 31, 2014, the Company has regulatory assets totaling $19.1 million and $16.4 million, respectively, associated with the deferral of depreciation and debt-related post-in-service carrying cost activities. Beginning in 2014, all bare steel and cast iron replacement activities are now part of the Company’s seven-year capital investment plan filed pursuant to Senate Bill 251, discussed further below.

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

On January 14, 2015, the IURC issued an Order approving the Company’s initial request for recovery of the revenue requirement through June 30, 2014 as part of its approved seven-year plan. As the next step of the recovery process, as outlined in the legislation, this Order initiates the rates and charges necessary to begin cash recovery of 80 percent of the revenue requirement, with the remaining 20 percent deferred for recovery in the Company's next base rate cases. Also, consistent with the guidelines set forth in the original August 2014 Order, the IURC approved the Company’s update to its seven-year plan, to reflect changes to project prioritization as a result of both additional risk modeling and cost fluctuations.
On April 1, 2015, the Company filed its second request for recovery of the revenue requirement associated with capital investment and applicable operating costs through December 31, 2014. On June 1, 2015, the Company amended its case to delay the recovery of a portion of the investment associated with the Senate Bill 560 approved investment made from July 2014 to December 2014, until its third filing when it committed to provide additional project detail for the later years of the plan. This commitment is in response to challenges to the proposed Transmission, Distribution, and Storage Improvement Charge (TDSIC) plans of other Indiana utilities in their cases. On July 22, 2015, the IURC issued an Order, approving the recovery of these investments consistent with the Company's proposal, with modification, specifically to the rate of return applicable to the Senate Bill 251 compliance component. The IURC found that the overall rate of return to be applied to the investment in determining the revenue requirement is to be updated with each filing, reflecting the current capital structure and associated costs, with the exception of the rate of return on equity, which remains fixed at the rate determined in the Company's last base rate case. This

IURC interpretation of the overall rate of return to be used is the same as that already in place for the Senate Bill 560 component.
On October 1, 2015, the Company filed its third request for recovery of the revenue requirement associated with capital investment and applicable operating costs through June 30, 2015, including investment associated with the Senate Bill 560 approved investment made from July 2014 to December 2014 that was delayed in the second request. The Company provided an update to its seven-year plan, as well as the additional detail on the planned investments included in the plan. The updated plan reflects capital expenditures of approximately $1 billion, an increase of $100 million from the previous plan, of which $240 million has been spent as of September 30, 2015. Pursuant to the process outlined in Senate Bill 560, the Company expects an order by early 2016.
Ohio Recovery and Deferral Mechanisms
The PUCO Order approving the Company's 2009 base rate case in the Ohio service territory authorized a distribution replacement rider (DRR). The DRR's primary purpose is recovery of investments in utility plant and related operating expenses associated with replacing bare steel and cast iron pipelines and certain other infrastructure. This rider is updated annually for qualifying capital expenditures and allows for a return on those capital expenditures based on the rate of return approved in the 2009 base rate case. In addition, deferral of depreciation and the ability to accrue debt-related post-in-service carrying costs is also allowed until the related capital expenditures are included in the DRR. The Order also initially established a prospective bill impact evaluation on the annual deferrals. To date, the Company has made capital investments under this rider totaling $179.6 million. Regulatory assets associated with post-in-service carrying costs and depreciation deferrals were $16.9 million and $13.1 million at September 30, 2015 and December 31, 2014, respectively. Due to the expiration of the initial five-year term for the DRR in early 2014, the Company filed a request in August 2013 to extend and expand the DRR. On February 19, 2014, the PUCO issued an Order approving a Stipulation entered into by the PUCO Staff and the Company which provided for the extension of the DRR for the recovery of costs incurred through 2017 and expanded the types of investment covered by the DRR to include recovery of other infrastructure investments. The Order limits the resulting DRR fixed charge per month for residential and small general service customers to specific graduated levels over the next five years. The Company's five-year capital expenditure plan related to these infrastructure investments for calendar years 2013 through 2017 totals approximately $200 million. The capital expenditure plan is subject to the graduated caps on the fixed DRR monthly charge applicable to residential and small general service customers approved in the Order however, is not expected to exceed those caps. In addition, the Order approved the Company's commitment that the DRR can only be further extended as part of a base rate case. On August 26, 2015, the Company received an Order approving its adjustment to the DRR for recovery of costs incurred through December 31, 2014.

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

The PUCO has also issued Orders approving the Company's filings under Ohio House Bill 95. These Orders approve deferral of the Company’s Ohio capital expenditure program for items not covered by the DRR as well as expenditures necessary to comply with PUCO rules, regulations, orders, and system expansion to some new customers. Ohio House Bill 95 Orders also have established a prospective bill impact evaluation on the cumulative deferrals, limiting the total deferrals at a level which would equal $1.50 per residential and small general service customer per month. As of September 30, 2015, the Company's deferrals have not reached this bill impact cap. In addition, the Orders approved the Company's proposal that subsequent requests for accounting authority will be filed annually in April. The Company submitted its most recent annual filing on April 30, 2015, which covers the Company’s capital expenditure program through calendar year 2015.

Other Regulatory Matters

Indiana Gas & SIGECO Gas Decoupling Extension Filing
On September 9, 2015, the IURC issued an Order granting the extension of the current decoupling mechanism in place at both Indiana gas companies and recovery of conservation program costs through December 2019.

Electric Rate & Regulatory Matters

SIGECO Electric Environmental Compliance Filing
On January 28, 2015, the IURC issued an Order (January Order) approving the Company’s request for approval of capital investments on its coal-fired generation units to comply with new EPA mandates related to mercury and air toxic standards (MATS) effective in 2015 and to address an outstanding Notice of Violation (NOV) from the EPA. As of September 30, 2015, approximately $30 million has been spent on equipment to control mercury in both air and water emissions, and $26 million to address the issues raised in the NOV proceeding on the increase in sulfur trioxide emissions. The total investment is estimated to be between $75 and $85 million. The Order approved the Company’s request for deferred accounting treatment, as supported by provisions under Indiana Senate Bill 29 (Senate Bill 29) and Senate Bill 251. The accounting treatment includes the deferral of depreciation and property tax expense related to these investments, accrual of post-in-service carrying costs, and deferral of incremental operating expenses related to compliance with these standards. The initial phase of the projects went into service in 2014, with the remaining investment expected to occur in 2015 and 2016. As of September 30, 2015, the Company has approximately $2 million deferred related to depreciation, property tax, and operating expense, and $0.8 million deferred related to post-in-service carrying costs.

In March 2015, the Company was notified that certain parties had filed a Notice of Appeal with the Indiana Court of Appeals in response to the IURC's Order. In June 2015, Joint Appellants’ Citizens Action Coalition of Indiana, Inc., Sierra Club, Inc., and Valley Watch, Inc. (the appellants) filed a brief which challenged the sufficiency of the findings in the IURC's January Order approving the Company’s investments and proposed accounting treatment in terms of whether that Order made certain findings required by statute. On October 29, 2015, the Indiana Court of Appeals issued its opinion affirming the IURC’s findings with regard to equipment required to comply with MATS and certain national pollutant discharge elimination system rules (approximately $34 million). The Court remanded the case back to the IURC so that it can make the findings required by statute with regard to equipment required by the NOV (approximately $39 million). Given the Commission’s previous approval of this project, the Company believes the Commission will make these findings and issue a new order in support of the project.

Coal Procurement Procedures
Entering 2014, SIGECO had in place staggered term coal contracts with Vectren Fuels and one other supplier to provide coal for its generating units. During 2014, SIGECO entered into separate negotiations with Vectren Fuels and Sunrise Coal to modify its existing contracts as well as enter into new long-term contracts in order to secure its supply of coal with specifications that support its compliance with MATS. Subsequent to the sale of Vectren Fuels to Sunrise Coal in August 2014, all such contracts have been assigned to Sunrise Coal. Those contracts were submitted to the IURC for review as part of the 2014 annual sub docket proceeding. In December 2014, the IURC determined that the terms of the coal contracts were reasonable. The annual sub docket proceeding is no longer required.

On December 5, 2011 within the quarterly FAC filing, SIGECO submitted a joint proposal with the OUCC to reduce its fuel costs billed to customers by accelerating into 2012 the impact of lower cost coal under new term contracts effective after 2012. The cost difference was deferred to a regulatory asset and is being recovered over a six-year period without interest beginning in 2014. The IURC approved this proposal on January 25, 2012, with the reduction to customer’s rates effective February 1, 2012. The total balance deferred for recovery through the Company’s FAC, which began February 2014, was $42.4 million, of which $30.0 million remains as of September 30, 2015.

SIGECO Electric Demand Side Management (DSM) Program Filing
On August 31, 2011, the IURC issued an Order approving an initial three-year DSM plan in the SIGECO electric service territory that complied with the IURC’s energy saving targets. Consistent with the Company’s proposal, the Order approved, among other items, the following: 1) recovery of costs associated with implementing the DSM Plan; 2) the recovery of a performance incentive mechanism based on measured savings related to certain DSM programs; 3) lost margin recovery associated with the implementation of DSM programs for large customers; and 4) deferral of lost margin up to $3 million in 2012 and $1 million in 2011 associated with small customer DSM programs for subsequent recovery under a tracking mechanism to be proposed by the Company. On June 20, 2012, the IURC issued an Order approving a small customer lost margin recovery mechanism, inclusive of all previous deferrals. This mechanism is an alternative to the electric decoupling proposal that was denied by the IURC in the Company's last base rate proceeding. For the nine months ended September 30, 2015 and 2014, the Company recognized electric utility revenue of $7.5 million and $6.6 million, respectively, associated with this approved lost margin recovery mechanism.

On March 28, 2014, Indiana Senate Bill 340 was signed into law. This legislation ended electric DSM programs on December 31, 2014 that had been conducted to meet the energy savings requirements established by the IURC in 2009. The legislation also allows for industrial customers to opt out of participating in energy efficiency programs. As of January 1, 2015, approximately 80 percent of the Company’s eligible industrial load has opted out of participation in the applicable energy efficiency programs. The Company filed a request for IURC approval of a new portfolio of DSM programs on May 29, 2014 to be offered in 2015. On October 15, 2014, the IURC issued an Order approving a Settlement between the OUCC and the Company regarding the new portfolio of DSM programs effective January 2015, and new programs were implemented during the first quarter of 2015.

On May 6, 2015, Indiana's governor signed Indiana Senate Bill 412 into law requiring electricity suppliers to submit energy efficiency plans to the IURC at least once every three years. Senate Bill 412 also supports the recovery of all program costs, including lost revenues and financial incentives associated with those plans and approved by the IURC. The Company made its first filing pursuant to this bill in June 2015, which proposed energy efficiency programs for calendar years 2016 and 2017. In September 2015, the Company received an Order to continue offering and recovering the associated cost of its 2015 programs until March 31, 2016. In that same timeframe, the Commission is expected to issue an order approving the 2016-2017 programs. In October 2015, the OUCC and Citizens Action Coalition of Indiana filed testimony recommending the rejection of the Company’s plan, contending it was not reasonable under the terms of Indiana Senate Bill 412 due to the program design and the Company’s proposal to recover lost revenues and incentives associated with the measures. Vectren filed rebuttal testimony in October 2015 defending the plan’s compliance with Indiana Senate Bill 412. A hearing is scheduled for November 13, 2015.

FERC Return on Equity (ROE) Complaint
On November 12, 2013, certain parties representing a group of industrial customers filed a joint complaint with the FERC under Section 206 of the Federal Power Act against MISO and various MISO transmission owners, including SIGECO. The joint parties seek to reduce the 12.38 percent return on equity used in the MISO transmission owners’ rates, including SIGECO’s formula transmission rates, to 9.15 percent, and to set a capital structure in which the equity component does not exceed 50 percent. The MISO transmission owners filed their response to the complaint on January 6, 2014, opposing any change to the return. As of September 30, 2015, the Company had invested approximately $157.7 million in qualifying projects. The net plant balance for these projects totaled $141.1 million at September 30, 2015.

This joint complaint is similar to a complaint against the New England Transmission Owners (NETO) filed in September 2011, which requested that the 11.14 percent incentive return granted on qualifying investments in NETO be lowered. On October 16, 2014, the FERC issued an Order in the NETO case approving a 10.57 percent return on equity and a methodology set out in its June 19, 2014 decision.

In addition to the NETO ruling, the FERC acknowledged that the pending complaint raised against the MISO transmission owners is reasonable, and ordered the initiation of a formal settlement discussion, mediated by a FERC appointed judge, in November 2014. A settlement has not been reached, however an evidentiary hearing was conducted in August 2015. An initial decision is expected by early 2016. The timing of the final order from the FERC is unknown at this time. The Company has established a reserve pending the outcome of these complaints.

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

Environmental Matters

Indiana Senate Bill 251
Senate Bill 251 is also applicable to federal environmental mandates impacting SIGECO electric operations. The Company continues with its ongoing evaluation of the stricter regulations the EPA is currently pursuing involving carbon and air quality, fly ash disposal, cooling tower intake facilities, waste water discharges, and the applicability of Senate Bill 251 if costs to comply are incurred. These issues are further discussed below.

Air Quality

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

Legal challenges to the MATS Rule continue. In July 2014, a coalition of twenty-one states, including Indiana, filed a petition with the U.S. Supreme Court seeking review of the decision of the appellate court that found that the EPA appropriately based its decision to list coal and oil fired generation units as a source of the pollutants at issue solely on those pollutants’ impact on public health. On June 29, 2015, the U.S. Supreme Court reversed the appellate court decision on the basis of the EPA’s failure to consider costs before determining whether it was appropriate and necessary to regulate steam electric generating units under Section 112 of the Clean Air Act. The Court did not vacate the rule, but remanded the MATS rule back to the appellate court for further proceedings consistent with the opinion. MATS compliance was required to commence April 16, 2015, and the Company continues to operate in full compliance with the MATS rule during the pendency of the appellate court remand which could take several months.

Notice of Violation for A.B. Brown Power Plant
The Company received a NOV from the EPA in November 2011 pertaining to its A.B. Brown generating station. The NOV asserts that when the facility was equipped with Selective Catalytic Reduction (SCR) systems, the correct permits were not obtained or the best available control technology to control incidental sulfuric acid mist was not installed. The Company reached a settlement in principle with the EPA to resolve the NOV and expects the EPA to execute the final settlement yet in 2015.

As noted previously, on January 28, 2015, the IURC issued an Order approving the Company’s request for approval of capital investments on its coal-fired generation units to comply with new EPA mandates related to MATS effective in 2015 and to address an outstanding NOV from the EPA. The total investment is estimated to be between $75 and $85 million, roughly half of which will be made to control mercury in both air and water emissions, and the remaining investment will be made to address the issues raised in the NOV proceeding on the increase in sulfur trioxide emissions.

Ozone NAAQS and Clean Air Act
On November 26, 2014, the EPA proposed to tighten the current National Ambient Air Quality Standard (NAAQS) for ozone from the current standard of 75 parts per billion (ppb) to a level with the range of 65 to 70 ppb. On October 1, 2015, the EPA finalized a new NAAQS for ozone at the high end of the range, or 70 ppb. The EPA is expected to make final determinations as to whether a region is in attainment for the new NAAQS in 2018 based upon monitoring data from 2014-2016. While it is possible that counties in southwest Indiana could be declared in non-attainment with the new standard, and thus could have an effect on future economic development activities in the Company's service territory, the Company does not anticipate any significant compliance cost impacts from the determination given its previous investment in SCR technology for NOx control on its units as explained below.

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

Coal Ash Waste Disposal, Ash Ponds and Water

Coal Combustion Residuals Rule
In December 2014, the EPA released its final Coal Combustion Residuals (CCR) rule which regulates ash as non-hazardous material under Subtitle D of the Resource Conservation and Recovery Act (RCRA). On April 17, 2015, the final rule was published in the Federal Register. The final rule allows beneficial reuse of ash and the Company will continue to reuse a majority of its ash. Legislation is currently being considered by Congress that would provide for enforcement of the federal program by states.

Under the final CCR rule, the Company is required to complete a series of integrity assessments, including seismic modeling given the Company’s facilities are located within two seismic zones, and groundwater monitoring studies to determine whether one or more of its ash ponds can continue in service, or whether a pond must be retrofitted with liners or closed and bottom ash handling conversions completed. The Company estimates capital expenditures to comply with the alternatives in the final rule could range from approximately $35 million to $80 million for final capping and monitoring costs of the ponds at both F.B. Culley and A.B. Brown generating stations. At this time the Company does not believe that these rules are applicable to its Warrick generating unit, as this unit is part of a larger generating station that predominantly serves an adjacent industrial facility.

As of September 30, 2015, the Company has recorded an approximate $25 million asset retirement obligation (ARO). The recorded ARO reflects the current present value of the approximate $35 million in estimated costs in the range above that represent the legal obligation to cap the existing ponds at the end of the anticipated pond life based on compliance with the CCR rule. The estimated obligation is based on additional assumptions such as future ash levels, remaining life of the ash ponds, compliance assessments within the final rule at future dates, and costs for future construction services. These assumptions and estimations are subject to change in the future and could materially impact the amount of the estimated ARO.

Effluent Limitation Guidelines (ELGs)
Under the Clean Water Act, the EPA sets technology-based guidelines for water discharges from new and existing facilities. On September 30, 2015, the EPA released final revisions to the existing steam electric ELGs setting stringent technology-based water discharge limits for the electric power industry. The EPA focused this rulemaking on wastewater generated primarily by pollution control equipment necessitated by the comprehensive air regulations, specifically setting strict water discharge limits for arsenic, mercury and selenium for scrubber waste waters. ELGs will be implemented when existing water discharge permits for the plants are renewed, with compliance activities expected to commence within the 2018-2023 timeframe. The ELGs work in tandem with the recently released CCR requirements, and effectively prohibit the use of less costly lined sediment basin options for disposal of coal combustion residuals, and virtually mandate conversions to dry bottom ash handling.

Cooling Water Intake Structures
Section 316(b) of the Clean Water Act requires that generating facilities use the “best technology available” (BTA) to minimize adverse environmental impacts on a body of water. More specifically, Section 316(b) is concerned with impingement and entrainment of aquatic species in once-through cooling water intake structures used at electric generating facilities. A final rule was issued by the EPA on May 19, 2014. The final rule does not mandate cooling water tower retrofits but requires a state level case-by-case assessment of BTA for each facility. The final rule lists seven presumptive technologies which would qualify as BTA. These technologies range from intake screen modifications to cooling water tower retrofits. Ecological and technology assessment studies must be completed prior to determining BTA for the Company’s facilities. To comply, the Company believes that capital investments will likely be in the range of $4 to $8 million.

Climate Change

Vectren is committed to responsible environmental stewardship and conservation efforts, and if a national climate change policy is implemented, believes it should have the following elements:

•	An inclusive scope that involves all sectors of the economy and sources of greenhouse gases, and recognizes early actions and investments made to mitigate greenhouse gas emissions;

•	Provisions for enhanced use of renewable energy sources as a supplement to baseload generation including effective energy conservation, demand side management, and generation efficiency measures;

•	Inclusion of incentives for research and development and investment in advanced clean coal technology; and

•	A strategy supporting alternative energy technologies and biofuels and continued increase in the domestic supply of natural gas and oil to reduce dependence on foreign oil.

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

•	Implementing conservation initiatives in the Company’s Indiana and Ohio gas utility service territories;

•	Implementing conservation and demand side management initiatives in the electric service territory;

•	Building a renewable energy portfolio to complement base load generation in advance of mandated renewable energy portfolio standards;

•	Evaluating potential carbon requirements with regard to new generation, other fuel supply sources, and future environmental compliance plans;

•	Reducing the Company’s carbon footprint by measures such as utilizing hybrid vehicles and optimizing generation efficiencies by utilizing dense pack technology;

•	Reducing methane emissions through continued replacement of bare steel and cast iron gas distribution pipeline;

•	Developing renewable energy and energy efficiency performance contracting projects through its Energy Services segment; and

•	Helping energy producers install pipes that allow for more natural gas power generation and reduce gas flaring through its Infrastructure Services segment.

In April 2007, the US Supreme Court determined that greenhouse gases (GHG) meet the definition of "air pollutant" under the Clean Air Act and ordered the EPA to determine whether GHG emissions cause or contribute to air pollution that may reasonably be anticipated to endanger public health or welfare. The endangerment finding was finalized in December 2009, concluding that carbon emissions pose an endangerment to public health and the environment.

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

On August 3, 2015, the EPA released its final Clean Power Plan (CPP) rule which requires a 32 percent reduction in carbon emissions from 2005 levels. The original proposal in June 2014 called for a 30 percent reduction. The final CPP rule is significantly different in many respects from the June 2014 proposal. The EPA removed the energy efficiency block in the final rule and increased the assumption related to reliance upon renewables for compliance. In addition to the change in energy efficiency and renewables assumptions, the EPA also incorporated a new emission rate factor as a means of leveling the emission reduction requirements across the states. This resulted in the final emission rate reduction goal for Indiana of 1,242 lb CO2/MWh to be achieved by 2030, as compared to a goal of 1,531 lb CO2/MWh as proposed in June of 2014. Final state goals now fall within a narrower, lower range (between 771 lb CO2/MWh and 1,305 lb CO2/MWh), with states having higher percentages of coal-fired generation receiving more stringent emission rate goals than those in the original proposal. The new rule also gives states the option of seeking a two-year extension request to submit a final state implementation plan (SIP). Under the CPP, states have the flexibility to include energy efficiency and other measures should it choose to implement a SIP as provided in the final rule. While states are given an interim goal (1,451 lb CO2/MWh for Indiana), the final rule gives states the flexibility to shape their own emissions reduction over the 2022-2029 time period. The final rule was published in the Federal Register on October 23, 2015 and that action was immediately followed by litigation initiated by the State of Indiana and 23 other states as a coalition challenging the rule.

In the event that a state does not submit a SIP, the EPA also released a proposed federal implementation plan (FIP), which would be imposed in those states without an approved SIP. The proposed FIP would apply an emission rate requirement directly on affected units. Under the proposed FIP, the CO2 emission rate limit for coal-fired units would start at 1,671 lbs CO2/MWh in 2022 and decrease to a final emission rate cap of 1,305 lbs CO2/MWh by 2030. While the FIP emission rate cap appears to be slightly less stringent than the state reduction goal for Indiana, the cap would apply directly to affected units and these units would not have the benefit of averaging emission rates with rates from zero-carbon sources as would be available in a SIP. Purchases of emission credits from zero-carbon sources can be made for compliance. The FIP will be subject to extensive public comments prior to finalization. While the State of Indiana has not formally committed to file a SIP, the utilities in Indiana are working with the state's designated agency to analyze various compliance options for consideration and possible integration into a state plan submittal.

Indiana is the 5th largest carbon emitter in the nation in tons of CO2 produced from electric generation. In 2013, Indiana’s electric utilities generated 105.6 million tons of CO2. The Company’s share of that total was 6.3 million, or less than 6 percent. Since 2005, the Company’s emissions of CO2 have declined 23 percent (on a tonnage basis). These reductions have come from the retirement of F.B. Culley Unit 1, expiration of municipal contracts, electric conservation, the addition of renewable generation, and the installation of more efficient dense pack turbine technology. With respect to renewable generation, in 2008 and 2009, the Company executed long-term purchase power commitments for a total of 80 MW of wind energy. The Company currently has approximately 4 percent of its electricity being provided by clean energy sources due to the long-term wind contracts and landfill gas investment. With respect to CO2 emission rate, since 2005 the Company has lowered its CO2 emission rate (as measured in lbs CO2/MWh) from 1,967 lbs CO2/MWh to 1,922 lbs CO2/MWh, for a reduction of 3 percent. The Company’s CO2 emission rate of 1,922 lbs CO2/MWh is basically the same as the State’s average CO2 emission rate of 1,923 lbs CO2/MWh.

Impact of Legislative Actions & Other Initiatives is Unknown
At this time, compliance costs and other effects associated with reductions in GHG emissions or obtaining renewable energy sources remain uncertain. The Company has gathered preliminary estimates of the costs to control GHG emissions. A preliminary investigation demonstrated costs to comply would be significant, first with regard to operating expenses and later for capital expenditures as technology becomes available to control GHG emissions. However, these compliance cost estimates were based on highly uncertain assumptions, including allowance prices if a cap and trade approach were employed, and energy efficiency targets. The Company will undertake a detailed review of the requirements of the CPP and the proposed FIP and commence a review of potential compliance options. In 2016 the Company will file its next integrated resource plan that will model compliance assumptions and costs and evaluate possible compliance alternatives. The Company will also continue to remain engaged with the State of Indiana to assess the final rule and to develop a plan that is the least cost to its customers.

While the Company cannot reasonably estimate the total cost to comply with the CCR, ELG and CPP regulations at this time, the Company is exploring various compliance options ranging from continued compliance for all, or some, of the units to retirement of units. The cost of compliance with these new regulations could be significant. The Company believes that such compliance costs would be considered a federally mandated cost of providing electricity, and therefore, should be recoverable from customers through Senate Bill 251 as referenced above or Senate Bill 29, which was used by the Company to recover its initial pollution control investments. These compliance alternatives, including the impact on customer rates, will be fully considered as part of the Company’s public integrated resource planning process to be conducted in 2016.

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

With respect to insurance coverage, Indiana Gas has received approximately $20.8 million from all known insurance carriers under insurance policies in effect when these plants were in operation. Likewise, SIGECO has settlement agreements with all known insurance carriers and has received to date approximately $14.8 million of the expected $15.8 million in insurance recoveries.

The costs the Company expects to incur are estimated by management using assumptions based on actual costs incurred, the timing of expected future payments, and inflation factors, among others. While the Company’s utilities have recorded all costs which they presently expect to incur in connection with activities at these sites, it is possible that future events may require remedial activities which are not presently foreseen and those costs may not be subject to PRP or insurance recovery. As of September 30, 2015 and December 31, 2014, approximately $3.4 million and $3.6 million, respectively, of accrued, but not yet spent, costs are included in Other Liabilities related to the Indiana Gas and SIGECO sites.

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

The Nonutility Group results for the third quarter of 2015 were earnings of $12.5 million, compared to earnings of $23.7 million in the prior year. For the nine months ended September 30, 2015, the Nonutility Group earnings were $18.2 million, compared to earnings of $22.5 million in the prior year period. Nonutility Group results exclude the results from Coal Mining in 2014, the year of disposition. See page 28 for a reconciliation of Non-GAAP performance measures.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share amounts)	2015	2014	2015	2014
NET INCOME*	$12.5	$23.7	$18.2	$22.5
CONTRIBUTION TO VECTREN BASIC EPS*	$0.15	$0.29	$0.22	$0.27
NET INCOME (LOSS) ATTRIBUTED TO:
Infrastructure Services	$9.9	$23.5	$19.6	$27.6
Energy Services	3.1	0.1	(0.4)	(4.7)
Other Businesses	(0.5)	0.1	(1.0)	(0.4)
*Excludes Coal Mining results in 2014

Infrastructure Services

Infrastructure Services provides underground pipeline construction and repair services through wholly owned subsidiaries Miller Pipeline, LLC (Miller or Miller Pipeline) and Minnesota Limited, LLC (Minnesota Limited).  Inclusive of holding company costs, results for Infrastructure Services' operations for the third quarter of 2015 were earnings of $9.9 million, compared to earnings of $23.5 million for the same period in the prior year. During the nine months ended September 30, 2015, earnings were $19.6 million, compared to $27.6 million year to date in 2014.

Results in the quarter and year to date periods of 2015 decreased compared to 2014 due to certain bid projects not being awarded and lower margin on contracts awarded. Backlog as of September 30, 2015 was $635 million. The backlog is a clear indicator of demand and it is anticipated that additional large projects will be added to backlog in the fourth quarter as currently outstanding bids are resolved. The September 2015 backlog compares to $575 million at June 30, 2015, and $625 million at December 31, 2014. The backlog at yearend 2014 included significant transmission station work that was completed early in 2015, and the transmission integrity scope of work that was bid but not renewed. That segment of work not being renewed is reflective of a more competitive environment. Other contractors are adjusting crews and work load in the current low oil price environment where some large gas and oil exploration projects are being canceled or delayed. The loss of work is being replaced in the near term with some lower margin transmission projects. The strong and growing demand in the distribution services business also helped offset some of the decline in transmission services' results with strong quarter and year-to-date results that are ahead of plan. That trend is expected to continue. Some larger transmission projects are also anticipated in the near term that may introduce some volatility in Infrastructure Services' earnings. As an example, Infrastructure Services is currently in discussions on a number of large new pipe transmission projects that, if awarded, would have revenues of as much as $300 million in 2016. While Infrastructure Services may seek other large projects, the fundamental business model related to the long cycle of repair and maintenance work in the transmission sector remains unchanged as the demand remains high. Revenues for the year to date period were $642.5 million, compared to $546.6 million for the same period in 2014.

In addition to fixed price construction contracts, the backlog amounts above include estimates of revenues to be realized under blanket contracts. Projects included in backlog can be subject to delays or cancellation as a result of regulatory requirements, adverse weather conditions, and customer requirements, among other factors, which could cause actual revenue amounts to differ significantly from the estimates and/or revenues to be realized in periods other than originally expected.

The long-term outlook for construction activity remains strong as utilities, municipalities and pipeline operators replace aging natural gas and oil pipelines and related infrastructure and as pipeline operators construct new pipelines due to the continued significant demand for shale gas and oil infrastructure. The recent drop in oil prices has resulted in some production cuts that have been predominately related to the drilling of new wells. There are significant new pipe projects already announced for 2016-2018 that are expected to absorb resources and equipment. The result could be a gradual increase in margins and less competition for pipe maintenance work. Pipelines are still being built for producing wells and, as such, the demand for this work is still strong. While the drop in oil prices could have greater impact if prices do not rebound, the mix of activity should improve and the long-term trends are positive.

On May 6, 2015, Miller Pipeline acquired A&B Trenching Co., Inc. (A&B). The acquired company, North Carolina-based A&B, has been in operation since 1985 as a specialty contractor focusing on distribution pipeline construction and maintenance, directional boring and fabrication services. A&B employed about 200 people and serviced utility companies in three states in the southeastern U.S. Integration of A&B is occurring as planned.

Energy Services

Energy Services provides energy performance contracting and sustainable infrastructure, such as renewables, distributed generation and combined heat and power projects through its wholly owned subsidiary Energy Systems Group, LLC (ESG).  Inclusive of holding company costs, Energy Services operations were earnings of $3.1 million during the third quarter of 2015, compared to earnings of $0.1 million during the third quarter of 2014. For the nine months ended September 30, 2015, Energy Services operated at a slight loss of $0.4 million, compared to a loss of $4.7 million in 2014.

On August 5, 2015, a significant Energy Savings Performance Contract (ESPC) was signed with the National Aeronautics and Space Administration’s (NASA) Johnson Space Center. The project value includes the cost of initial construction, commissioning, and start-up; long-term operations, maintenance, and equipment repair and replacement; and carrying costs. The objective of the project is to maximize energy cost savings associated with the project’s two energy conservation measures: Combined Heat and Power Plant; and Chilled Water Plant Improvements. The project will have a 22-month construction period. The contract includes an initial construction price of approximately $47 million, of which $42 million is included in backlog at September 30, 2015. The contract also includes a 22-year operations and maintenance agreement that will commence upon the completion of construction. As is customary with performance contracts, guarantees of performance will be required.

At September 30, 2015, the backlog of signed contracts remains strong at $177 million, compared to $144 million on December 31, 2014. The Company's long-term view of the performance contracting and sustainable infrastructure opportunities remains positive as the national focus on energy conservation, renewable energy, and sustainability continues to grow given the expected rise in power prices across the country and customer focus on efficiency. Expected activity in the federal sector, as well as positive indications in the public sector and sustainable infrastructure business, is reflected in the strong backlog and sales funnel. Consistent with the national focus on energy conservation and efficiency, in the past several years, there has been a provision in the tax code allowing for federal tax deductions related to energy efficiency savings achieved. ESG has reflected the benefit of those deductions in its results in the years where the deductions were available, including 2014. The tax code section allowing those deductions expired at the end of 2014. There is action currently in the U.S. Congress, through a tax extenders package, that could extend those deductions. While the Company believes that passage of a tax extender package before yearend is likely, any such benefit has not been included in the earnings expectation for 2015.

Inclusive in the acquisition of the Federal Business Unit (FBU) from Chevron, USA on April 1, 2014, were several Indefinite Delivery / Indefinite Quantity contracts with federal government agencies including an ESPC with the U.S. Department of Energy and U.S. Army Corps of Engineers. On a periodic basis, the contracts are extended and/or subject to a recompete process. The recompete process for the U.S. Army Corps of Engineers contract was completed and awarded to ESG in May of 2015. The recompete process for the U.S. Department of Energy contract is currently in process and management expects that the contract will be awarded to ESG. Anticipated completion of this process is expected in early 2016.

Coal Mining

Prior to August 29, 2014, Coal Mining owned, and through its contract miners, mined and sold coal to the Company’s utility operations and to third parties through its wholly owned subsidiary, Vectren Fuels.  On August 29, 2014, the Company sold Vectren Fuels. Results from Coal Mining for the three and nine months ended September 30, 2014, inclusive of the loss on sale, were losses of $2.1 million and $21.4 million, respectively.

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

On July 9, 2015, the FASB approved a one year deferral that became effective through an Accounting Standard Update in August and changed the effective date to annual reporting periods beginning after December 15, 2017, including interim periods, with early adoption permitted, but not before the original effective date of December 15, 2016. The Company is currently evaluating the standard to determine application date, transition method, and impact the standard will have on the financial statements.

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

Simplifying the Presentation of Debt Issuance Costs
In April 2015, the FASB issued new accounting guidance on accounting for debt issuance costs which changes the presentation of debt issuance costs in financial statements. This ASU requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. This ASU is effective for annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The new guidance will be applied retrospectively to each prior period presented. The Company is evaluating whether it will early adopt this standard. Upon adoption, the Company will revise its current presentation of debt issuance costs in the Condensed Consolidated Balance Sheets; however, the Company does not expect a material impact on its future financial condition, results of operations, or cash flows as a result of the adoption.

Management believes that other recently issued standards, which are not yet effective, will not have a material impact on the Company's financial position, results of operations, or cash flows upon adoption.

Financial Condition

Within the Company’s consolidated group, Utility Holdings primarily funds the short-term and long-term financing needs of the Utility Group operations, and Vectren Capital funds short-term and long-term financing needs of the Nonutility Group and corporate operations.  Vectren Corporation guarantees Vectren Capital’s debt, but does not guarantee Utility Holdings’ debt.  Vectren Capital’s long-term debt, including current maturities, and short-term obligations outstanding at September 30, 2015 approximated $320 million and $41 million, respectively.  Utility Holdings’ outstanding long-term and short-term borrowing arrangements are jointly and severally guaranteed by its wholly owned subsidiaries and regulated utilities SIGECO, Indiana Gas, and VEDO.  Utility Holdings’ long-term debt, including current maturities, outstanding at September 30, 2015 approximated $875 million. As of September 30, 2015, Utility Holdings had $70 million in short-term borrowings outstanding.  Additionally, prior to Utility Holdings’ formation, Indiana Gas and SIGECO funded their operations separately, and therefore, have long-term debt outstanding funded solely by their operations.  SIGECO will also occasionally issue new tax-exempt debt to fund qualifying pollution control capital expenditures.  Total Indiana Gas and SIGECO long-term debt, including current maturities, outstanding at September 30, 2015, was approximately $416 million.

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

Vectren Corporation's corporate credit rating is A-, as rated by Standard and Poor's Ratings Services (Standard and Poor's). Moody's Investor Services (Moody's) does not provide a rating for Vectren Corporation. The credit ratings of the senior unsecured debt of Utility Holdings, SIGECO and Indiana Gas, at September 30, 2015, are A-/A2, as rated by Standard and Poor's and Moody’s, respectively.  The credit ratings on SIGECO's secured debt are A/Aa3.  Utility Holdings’ commercial paper has a credit rating of A-2/P-1.  The current outlook of both Moody’s and Standard and Poor’s is stable.  A security rating is not a recommendation to buy, sell, or hold securities.  The rating is subject to revision or withdrawal at any time, and each rating should be evaluated independently of any other rating.  Standard and Poor’s and Moody’s lowest level investment grade rating is BBB- and Baa3, respectively.

The Company’s consolidated equity capitalization objective is 45-55 percent of long-term capitalization.  This objective may have varied, and will vary, depending on particular business opportunities, capital spending requirements, execution of long-term financing plans, and seasonal factors that affect the Company’s operations.  The Company’s equity component was 51 percent and 50 percent of long-term capitalization at September 30, 2015 and December 31, 2014, respectively.  Long-term capitalization includes long-term debt, including current maturities, as well as common shareholders’ equity.

Both long-term and short-term borrowing arrangements contain customary default provisions; restrictions on liens, sale-leaseback transactions, mergers or consolidations, and sales of assets; and restrictions on leverage, among other restrictions.  Multiple debt agreements contain a covenant that the ratio of consolidated total debt to consolidated total capitalization will not exceed 65 percent.  As of September 30, 2015, the Company was in compliance with all debt covenants.

Available Liquidity
The Company’s A-/A2 investment grade credit ratings have allowed it to access the capital markets as needed, and the Company believes it will have the ability to continue to do so. The Company anticipates funding future capital expenditures and dividends principally through internally generated funds, supplemented with incremental external debt financing and cash flow generated from nonutility businesses. However, the resources required for capital investment remain uncertain for a variety of factors including, but not limited to, expanded EPA regulations for air, water, carbon, and fly ash; and growth of Infrastructure Services and Energy Services.  These activities may result in the need to raise additional capital in the coming years.

On March 15, 2015, a $5 million Indiana Gas senior unsecured note matured. The Series E note carried a fixed interest rate of 7.15 percent. The repayment of debt was funded by the Company's commercial paper program.

On June 11, 2015, Utility Holdings entered into a private placement Note Purchase Agreement pursuant to which institutional investors have agreed to purchase the following tranches of notes: (i) $25 million of 3.90 percent Guaranteed Senior Notes, Series A, due December 15, 2035, (ii) $135 million of 4.36 percent Guaranteed Senior Notes, Series B, due December 15, 2045, and (iii) $40 million of 4.51 percent Guaranteed Senior Notes, Series C, due December 15, 2055. The notes will be unconditionally guaranteed by Indiana Gas, SIGECO and VEDO.

Additionally, on June 11, 2015, Vectren Capital entered into a private placement Note Purchase Agreement pursuant to which institutional investors have agreed to purchase the following tranches of notes: (i) $75 million of 3.33 percent Guaranteed Senior Notes, Series A, due December 15, 2022 and (ii) $75 million of 3.90 percent Guaranteed Senior Notes, Series B, due December 15, 2030. The notes will be guaranteed by Vectren Corporation.

The proceeds received from these issuances will be used to refinance existing indebtedness and for general corporate purposes including the Company's capital expenditure program. Subject to the satisfaction of customary conditions precedent, both financings are scheduled to close on or about December 15, 2015.

On September 9, 2015, SIGECO completed a $38.2 million tax-exempt first mortgage bond issuance.  The principal terms of the two new series of tax-exempt debt are: (i) $23.0 million in Environmental Improvement Revenue Bonds, Series 2015, issued by the City of Mount Vernon, Indiana and (ii) $15.2 million in Environmental Improvement Revenue Bonds, Series 2015, issued by Warrick County, Indiana. Both bonds were sold in a public offering at an initial interest rate of 2.375 percent per annum that is fixed until September 2020 when the bonds will be remarketed. The bonds have a final maturity of September 2055.

Consolidated Short-Term Borrowing Arrangements
At September 30, 2015, the Company has $600 million of short-term borrowing capacity, including $350 million for the Utility Group and $250 million for the wholly owned Nonutility Group and corporate operations.  As reduced by borrowings currently outstanding, approximately $280 million was available for the Utility Group operations and approximately $209 million was available for the wholly owned Nonutility Group and corporate operations. Both Vectren Capital’s and Utility Holdings’ short-term credit facilities were amended on October 31, 2014 to extend their maturity until October 31, 2019.  These facilities are used to supplement working capital needs and also to fund capital investments and debt redemptions.

The Company has historically funded the short-term borrowing needs of Utility Holdings’ operations through the commercial paper market and has the ability to use the Utility Holdings short-term borrowing facility. Following is certain information regarding these short-term borrowing arrangements.

	Utility Group Borrowings		Nonutility Group Borrowings
(In millions)	2015	2014	2015	2014
As of September 30
Balance Outstanding	$70.2	$60.1	$40.8	$2.3
Weighted Average Interest Rate	0.37%	0.31%	1.33%	1.28%
Nine Months Ended September 30 Average
Balance Outstanding	$41.8	$15.3	$27.0	$46.1
Weighted Average Interest Rate	0.38%	0.28%	1.32%	1.29%
Maximum Month End Balance Outstanding	$121.5	$60.1	$69.1	$76.3

	Utility Group Borrowings		Nonutility Group Borrowings
(In millions)	2015	2014	2015	2014
Quarterly Average - September 30
Balance Outstanding	$52.9	$43.0	$53.0	$50.4
Weighted Average Interest Rate	0.37%	0.28%	1.34%	1.29%
Maximum Month End Balance Outstanding	$70.2	$60.1	$56.3	$76.3

New Share Issues
The Company may periodically issue new common shares to satisfy the dividend reinvestment plan, stock option plan and other employee benefit plan requirements.  New issuances added additional liquidity of $4.7 million in both the nine months ended September 30, 2015 and 2014 periods.

Potential Uses of Liquidity

Pension Funding Obligations
For the nine months ended September 30, 2015, the Company had contributed $20 million to its qualified pension plans. The Company does not anticipate making further contributions in 2015.

Performance Guarantees & Product Warranties
In the normal course of business, wholly owned subsidiaries, such as Energy Systems Group (ESG), a subsidiary of the Energy Services operating segment, issue payment and performance bonds and other forms of assurance that commit them to timely install infrastructure, operate facilities, pay vendors and subcontractors, and/or support warranty obligations.

Specific to ESG, in its role as a general contractor in the performance contracting industry, at September 30, 2015, there are 47 open surety bonds supporting future performance.  The average face amount of these obligations is $8.9 million, and the largest obligation has a face amount of $57.3 million, where construction related to the project is 99 percent complete.  The maximum exposure from these obligations is limited to the level of uncompleted work and bonds issued to ESG by various subcontractors.

At September 30, 2015, approximately 49 percent of work was completed on projects with open surety bonds.  A significant portion of these open surety bonds will be released within one year.  In instances where ESG operates facilities, project guarantees extend over a longer period.  In addition to its performance obligations, ESG also warrants the functionality of certain installed infrastructure generally for one year and the associated energy savings over a specified number of years.

Based on a history of meeting performance obligations and installed products operating effectively, no liability or cost has been recognized for the periods presented.

Corporate Guarantees
The Company issues parent level guarantees to certain vendors and customers of its wholly owned subsidiaries.  These guarantees do not represent incremental consolidated obligations; rather, they represent parental guarantees of subsidiary obligations in order to allow those subsidiaries the flexibility to conduct business without posting other forms of collateral.   At September 30, 2015, parent level guarantees support a maximum of $187 million of ESG’s performance contracting commitments, warranty obligations, project guarantees, and energy savings guarantees. Further, an energy facility operated by ESG and managed by Keenan Ft. Detrick Energy, LLC (Keenan), is governed by an operations agreement. All payment obligations to Keenan under this agreement are also guaranteed by the Company. The Company guarantee of the Keenan Ft. Detrick Energy operations agreement does not state a maximum guarantee. Due to the nature of work performed under this contract, the Company cannot estimate a maximum potential amount of future payments.

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

Planned Capital Expenditures & Investments
Utility capital expenditures are estimated at $120 million for the remainder of 2015.  Nonutility capital expenditures and investments are estimated at $10 million for the remainder of 2015.

Contractual Obligations
The Company’s contractual obligations primarily consist of debt issued by SIGECO, Indiana Gas, Utility Holdings, and Vectren Capital; certain plant and nonutility plant purchase commitments, and other long-term liabilities. For the nine months ended September 30, 2015, there were no significant changes to the Company’s contractual obligations from those identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, other than those which occur in the normal and ordinary course of business and those mentioned below.

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

Comparison of Historical Sources & Uses of Liquidity

Operating Cash Flow
The Company's primary source of liquidity to fund working capital requirements has been cash generated from operations, which totaled $386.6 million and $343.7 million for the nine months ended September 30, 2015 and 2014, respectively. The increase is driven primarily by changes in certain working capital accounts and deferred income taxes. Weather related impacts include the fluctuation in the recoverable/refundable natural gas and fuel cost. Additionally, a decrease in prepaid taxes was due to a federal refund received in 2015 related to the extension of bonus depreciation in late 2014. The reduction in deferred taxes in 2014 reflects tax payments related to the sale of Vectren Fuels. These increases in cash flow are somewhat offset by an increase in contributions to qualified pension plans and increases in accounts receivable in the prior year period mainly attributable to fluctuations in revenues at Infrastructure Services.

Financing Cash Flow
Net cash flow required for financing activities was $102.5 million during the nine months ended September 30, 2015 compared to requirements of $321.1 million in 2014. The Company retired approximately $290 million more in long term debt in the prior year period compared to 2015 due principally to the use of proceeds received from the sale of Vectren Fuels. Partially offsetting this amount is an increased amount of short term borrowings paid in the current period as well as an increased amount of debt issuance in the prior year period. Financing activity in both periods presented reflects the payment of dividends.

Investing Cash Flow
Cash flow required for investing activities was $365.7 million and $35.7 million during the nine months ended September 30, 2015 and 2014, respectively.  The primary use of cash in both periods presented reflect expenditures for utility and nonutility capital expenditures. Cash flows from investing activities in 2014 reflects $319.8 million in proceeds from the sale of Vectren Fuels.

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

•
New legislation, litigation and government regulation, such as changes in or additions to tax laws or rates, pipeline safety regulation and environmental laws, including laws governing air emissions, including carbon, waste water discharges and the handling and disposal of coal combustion residuals that could impact the continued operation, and/or cost recovery of our generation plants and related assets.

•
Catastrophic events such as fires, earthquakes, explosions, floods, ice storms, tornadoes, terrorist acts, cyber attacks, or other similar occurrences could adversely affect the Company’s facilities, operations, financial condition, results of operations, and reputation.

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

•
The performance of projects undertaken by the Company’s nonutility businesses and the success of efforts to realize value from, invest in and develop new opportunities, including but not limited to, the Company’s Infrastructure Services, Energy Services, and remaining ProLiance Holdings assets.

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

ITEM 4.  CONTROLS AND PROCEDURES

Changes in Internal Controls over Financial Reporting

During the quarter ended September 30, 2015, there have been no changes to the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of September 30, 2015, the Company conducted an evaluation under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness and the design and operation of the Company's disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of September 30, 2015, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is:
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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Periodically, the Company purchases shares from the open market to satisfy share requirements associated with the Company’s share-based compensation plans; however, no such open market purchases were made during the quarter ended September 30, 2015.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.  OTHER INFORMATION

Not Applicable

ITEM 6.  EXHIBITS

Exhibits and Certifications

4.1	SIGECO Supplemental Indenture dated as of September 1, 2015 (filed and designated in Form 8-K dated September 9, 2015 File No. 1-15467, as Exhibit 4.1)

31.1	Certification Pursuant To Section 302 of The Sarbanes-Oxley Act Of 2002- Chief Executive Officer

31.2	Certification Pursuant To Section 302 of The Sarbanes-Oxley Act Of 2002- Chief Financial Officer

32	Certification Pursuant To Section 906 of The Sarbanes-Oxley Act Of 2002

101	Interactive Data File

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VECTREN CORPORATION
Registrant

November 6, 2015	/s/M. Susan Hardwick
M. Susan Hardwick
Senior Vice President and Chief Financial Officer
(Signing on behalf of the registrant and as Principal Accounting & Financial Officer)