Form 10-K
period 2015-12-31
VECTREN CORP
filed 2016-02-23
CIK 1096385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015
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
Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2015, was $3,174,747,149.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common Stock - Without Par Value	82,772,393	January 29, 2016
Class	Number of Shares	Date

Documents Incorporated by Reference

Certain information in the Company's definitive Proxy Statement for the 2016 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, is incorporated by reference in Part III of this Form 10-K.

Definitions

AFUDC: allowance for funds used during construction	GAAP: Generally Accepted Accounting Principles
ASC: Accounting Standards Codification	GCA: Gas Cost Adjustment
ASU: Accounting Standards Update	MDth / MMDth: thousands / millions of dekatherms
BTU / MMBTU: British thermal units / millions of BTU	MISO: Midcontinent Independent System Operator
DOT: Department of Transportation	MCF / BCF: thousands / billions of cubic feet
EPA: Environmental Protection Agency	MW: megawatts
FAC: Fuel Adjustment Clause	MWh / GWh: megawatt hours / thousands of megawatt hours (gigawatt hours)
FASB: Financial Accounting Standards Board	NERC: North American Electric Reliability Corporation
FERC: Federal Energy Regulatory Commission	OCC: Ohio Office of the Consumer Counselor
IDEM: Indiana Department of Environmental Management	OUCC: Indiana Office of the Utility Consumer Counselor
IURC: Indiana Utility Regulatory Commission	PUCO: Public Utilities Commission of Ohio
IRC: Internal Revenue Code	Throughput: combined gas sales and gas transportation volumes
kV: Kilovolt	XBRL: eXtensible Business Reporting Language

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

Indiana Gas provides energy delivery services to approximately 580,000 natural gas customers located in central and southern Indiana.  SIGECO provides energy delivery services to approximately 144,000 electric customers and approximately 111,000 gas customers located near Evansville in southwestern Indiana.  SIGECO also owns and operates electric generation assets to serve its electric customers and optimizes those assets in the wholesale power market.  Indiana Gas and SIGECO generally do business as Vectren Energy Delivery of Indiana.  VEDO provides energy delivery services to approximately 314,000 natural gas customers located near Dayton in west central Ohio.

The Company, through Vectren Enterprises, Inc. (Enterprises), is involved in nonutility activities in two primary business areas:  Infrastructure Services and Energy Services.  Infrastructure Services provides underground pipeline construction and repair services.  Energy Services provides energy performance contracting and sustainable infrastructure, such as renewables, distributed generation, and combined heat and power projects. Prior to August 29, 2014, the Company had activities in a coal mining business through Vectren Fuels, Inc. (Vectren Fuels). Results in the financial statements include the results of Coal Mining through the date of sale of August 29, 2014, when the Company exited the coal mining business. Further, prior to June 18, 2013, the Company had activities in its Energy Marketing business. Energy Marketing marketed and supplied natural gas and provided energy management services through ProLiance Holdings, LLC (ProLiance or ProLiance Holdings). In June 2013, ProLiance exited the gas marketing business through the disposition of certain of the net assets of its energy marketing subsidiary, ProLiance Energy, LLC (ProLiance Energy). Other minor operating results of the remaining ProLiance investment and Coal Mining are reflected in Other Businesses. Enterprises also has other legacy businesses that have investments in energy-related opportunities and services, among other investments.  All of the above is collectively referred to as the Nonutility Group.  Enterprises supports the Company's regulated utilities by providing infrastructure services.

Narrative Description of the Business

The Company segregates its operations into three groups: the Utility Group, the Nonutility Group, and Corporate and Other.  At December 31, 2015, the Company had $5.4 billion in total assets, with $4.6 billion attributed to the Utility Group, and $0.8 billion attributed to the Nonutility Group.  Net income for the year ended December 31, 2015, was $197.3 million, or $2.39 per share of common stock, with net income of $160.9 million attributed to the Utility Group, $36.3 million attributed to the Nonutility Group, and $0.1 million attributed to Corporate and Other.  Net income for the year ended December 31, 2014, was $166.9 million, or $2.02 per share of common stock.  For further information regarding the activities and assets of operating segments within these Groups, refer to Note 22 in the Company’s Consolidated Financial Statements included in Item 8.  Following is a more detailed description of the Utility Group and Nonutility Group.

Utility Group

The Utility Group consists of the Company’s regulated operations and other operations that provide information technology and other support services to those regulated operations.  The Company segregates its regulated operations into a Gas Utility Services operating segment and an Electric Utility Services operating segment.  The Gas Utility Services segment includes the operations of Indiana Gas, VEDO, and SIGECO’s natural gas distribution business and provides natural gas distribution and transportation services to nearly two-thirds of Indiana and about 20 percent of Ohio, primarily in the west-central area.  The Electric Utility Services segment includes the operations of SIGECO’s electric transmission and distribution services, which provides electric transmission and distribution services to southwestern Indiana, and includes its power generating and wholesale power operations.  In total, these regulated operations supply natural gas and electricity to over one million customers.  Following is a more detailed description of the Utility Group’s Gas Utility and Electric Utility operating segments.

Gas Utility Services

At December 31, 2015, the Company supplied natural gas service to approximately 1,016,900 Indiana and Ohio customers, including 929,600 residential, 85,600 commercial, and 1,700 industrial and other contract customers.  Average gas utility customers served were approximately 1,004,800 in 2015; 998,200 in 2014; and 992,100 in 2013.

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

Revenues

The Company receives gas revenues by selling gas directly to customers at approved rates or by transporting gas through its pipelines at approved rates to customers that have purchased gas directly from other producers, brokers, or marketers.  Total throughput was 230.2 MMDth for the year ended December 31, 2015.  Gas sold and transported to residential and commercial customers was 104.9 MMDth representing 46 percent of throughput.  Gas transported or sold to industrial and other contract customers was 125.3 MMDth representing 54 percent of throughput.  Rates for transporting gas generally provide for the same margins earned by selling gas under applicable sales tariffs.

For the year ended December 31, 2015, gas utility revenues were $792.6 million, of which residential customers accounted for 67 percent and commercial accounted for 23 percent. Industrial and other contract customers accounted for 10 percent of revenues.

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

Natural Gas Purchasing Activity in Indiana
The Indiana utilities enter into short-term and long-term contracts with third party suppliers to purchase natural gas. Certain contracts are firm commitments under five and ten-year arrangements. Prior to June 18, 2013, the Company contracted with a wholly owned subsidiary of ProLiance Holdings, LLC.  ProLiance is an unconsolidated, nonutility affiliate of the Company and Citizens Energy Group (Citizens). On June 18, 2013, ProLiance exited the natural gas marketing business through the disposition of certain net assets of its energy marketing business, ProLiance Energy, LLC (ProLiance Energy) (See the discussion of ProLiance in Note 7 in the Company’s Consolidated Financial Statements included in Item 8). During 2015, the

Company, through its utility subsidiaries, purchased all of its gas supply from third parties and 78 percent is from a single third party.

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

Total Natural Gas Purchased Volumes
In 2015, Utility Holdings purchased 72.7 MMDth volumes of gas at an average cost of $3.96 per Dth inclusive of demand charges. The average cost of gas per Dth purchased for the previous four years was $5.42 in 2014, $4.60 in 2013, $4.47 in 2012, and $5.30 in 2011.

Electric Utility Services

At December 31, 2015, the Company supplied electric service to approximately 144,000 Indiana customers, including approximately 125,400 residential, 18,500 commercial, and 100 industrial and other customers.  Average electric utility customers served were approximately 143,600 in 2015; 142,900 in 2014; and 142,300 in 2013.

The principal industries served include polycarbonate resin (Lexan®) and plastic products; automotive assembly, and steel finishing; pharmaceutical and nutritional products; automotive glass; gasoline and oil products; ethanol; and coal mining.

Revenues

For the year ended December 31, 2015, retail electricity sales totaled 5,458.1 GWh, resulting in revenues of approximately $559.4 million.  Residential customers accounted for 36 percent of 2015 revenues; commercial 27 percent; industrial 34 percent; and other 3 percent.  In addition, in 2015 the Company sold 337.8 GWh through wholesale activities principally to the MISO.  Wholesale revenues, including transmission-related revenue, totaled $42.2 million in 2015.

System Load

Total load for each of the years 2011 through 2015 at the time of the system summer peak, and the related reserve margin, is presented below in MW.

Date of summer peak load	7/29/2015	8/27/2014	8/30/2013	7/24/2012	7/21/2011
Total load at peak	1,088	1,095	1,102	1,259	1,220

Generating capability	1,248	1,298	1,298	1,298	1,298
Purchase supply	37	38	38	136	136
Interruptible contracts & direct load control	72	71	48	60	60
Total power supply capacity	1,357	1,407	1,384	1,494	1,494
Reserve margin at peak	25%	22%	25%	19%	22%

The winter peak load for the 2014-2015 season of approximately 933 MW occurred on January 7, 2015.  The prior year winter peak load for the 2013-2014 season was approximately 953 MW, occurring on January 6, 2014.

Generating Capability
Installed generating capability as of December 31, 2015, was rated at 1,248 MW.  Coal-fired generating units provide 1,000 MW of capacity, natural gas or oil-fired turbines used for peaking or emergency conditions provide 245 MW, and a landfill gas electric generation project provides 3 MW.  Electric generation for 2015 was fueled by coal (97 percent), natural gas (2 percent), and landfill gas (less than 1 percent).  Oil was used only for testing of gas/oil-fired peaking units.  The Company generated approximately 4,882 GWh in 2015.  Further information about the Company’s owned generation is included in “Item 2 Properties.”

Coal for coal-fired generating stations has been supplied from operators of nearby coal mines as there are substantial coal reserves in the southern Indiana area. Approximately 2.5 million tons were purchased for generating electricity during 2015. This compares to 2.9 million tons and 1.9 million tons purchased in 2014 and 2013, respectively.  The utility’s coal inventory was approximately 800 thousand tons and 600 thousand tons at December 31, 2015 and 2014, respectively.

Coal Purchases
The average cost of coal per ton purchased and delivered for the last five years was $55.22 in 2015, $55.18 in 2014, $58.38 in 2013, $68.65 in 2012, and $75.04 in 2011.  Entering 2014, SIGECO had in place staggered term coal contracts with Vectren Fuels and one other supplier to provide supply for its generating units.  During 2014, SIGECO entered into separate negotiations with Vectren Fuels and Sunrise Coal to modify its existing contracts as well as enter into new long-term contracts in order to secure its supply of coal with specifications that support its compliance with the Mercury and Air Toxins Rule.  Subsequent to the sale of Vectren Fuels to Sunrise Coal in August 2014, all such contracts have been assigned to Sunrise Coal. Approximately 90 percent of the coal purchased in 2015 was from Sunrise Coal.

Firm Purchase Supply
The Company, through SIGECO, has a 1.5 percent interest in the Ohio Valley Electric Corporation (OVEC).  OVEC is owned by several electric utility companies, including SIGECO, and supplies power requirements to the United States Department of Energy’s (DOE) uranium enrichment plant near Portsmouth, Ohio.  The participating companies can receive from OVEC, and are obligated to pay for, any available power in excess of the DOE contract demand.  At the present time, the DOE contract demand is essentially zero.  The Company’s 1.5 percent interest in OVEC makes available approximately 30 MW of capacity.  The Company purchased approximately 144 GWh from OVEC in 2015.

In April 2008, the Company executed a capacity contract with Benton County Wind Farm, LLC to purchase as much as 30 MW from a wind farm located in Benton County, Indiana, with the approval of the IURC.  The contract expires in 2029.  In 2015, the Company purchased approximately 75 GWh under this contract.

In December 2009, the Company executed a 20 year power purchase agreement with Fowler Ridge II Wind Farm, LLC to purchase as much as 50 MW of energy from a wind farm located in Benton and Tippecanoe Counties in Indiana, with the approval of the IURC.  In 2015, the Company purchased 144 GWh under this contract.

MISO Related Activity
The Company is a member of the MISO, a FERC approved regional transmission organization.  The MISO serves the electric transmission needs of much of the Midcontinent region and maintains operational control over the Company’s electric transmission facilities as well as that of other utilities in the region.  The Company is an active participant in the MISO energy markets, where it bids its generation into the Day Ahead and Real Time markets and procures power for its retail customers at Locational Marginal Pricing (LMP) as determined by the MISO market. MISO-related purchase and sale transactions are recorded using settlement information provided by the MISO. These purchase and sale transactions are accounted for on a net hourly position. Net purchases in a single hour are recorded as purchased power in Cost of fuel & purchased power and net sales in a single hour are recorded in Electric utility revenues. During 2015, in hours when purchases from the MISO were in excess of generation sold to the MISO, the net purchases were 732 GWh. During 2015, in hours when sales to the MISO were in excess of purchases from the MISO, the net sales were 338 GWh.

Interconnections
The Company has interconnections with Louisville Gas and Electric Company, Duke Energy Shared Services, Inc., Indianapolis Power & Light Company, Hoosier Energy Rural Electric Cooperative, Inc., and Big Rivers Electric Corporation providing the ability to simultaneously interchange approximately 900 MW during peak load periods. The Company, as required as a member of the MISO, has turned over operational control of the interchange facilities and its own transmission assets to the MISO. The Company in conjunction with the MISO must operate the bulk electric transmission system in accordance with NERC Reliability Standards. As a result, interchange capability varies based on regional transmission system configuration, generation dispatch, seasonal facility ratings, and other factors.

Competition

See a discussion on competition within the utility industry in "Item 1A Risk Factors, Utility Operating Risks" which is incorporated by reference herein.

Regulatory and Environmental Matters

See “Item 7 Management’s Discussion and Analysis of Results of Operations and Financial Condition” regarding the Company’s regulatory environment and environmental matters.

Nonutility Group

The Company is involved in nonutility activities in two primary business areas: Infrastructure Services and Energy Services. Prior to August 29, 2014, the Company had activities in its Coal Mining business and, prior to June 18, 2013, in its Energy Marketing business.

Infrastructure Services

Infrastructure Services provides underground pipeline construction and repair to utility infrastructure through its wholly owned subsidiaries Miller Pipeline, LLC (Miller or Miller Pipeline) and Minnesota Limited, LLC (Minnesota Limited).  Infrastructure Services provides services to many utilities, including the Company’s utilities, as well as other industries.  Infrastructure Services generated approximately $843 million in gross revenues for 2015, compared to $779 million in 2014 and $784 million in 2013.

Backlog represents the amount of gross revenue the Company expects to realize from work to be performed in the future on uncompleted contracts, including new contractual agreements on which work has not begun.  Infrastructure Services operates primarily under two types of contracts, blanket contracts and bid contracts.  Using blanket contracts, customers are not contractually committed to specific volumes of services, however the Company expects to be chosen to perform work needed by a customer in a given time frame.  These contracts are typically awarded on an annual or multi-year basis. For blanket work, backlog represents an estimate of the amount of gross revenue that the Company expects to realize from work to be performed in the next twelve months on existing contracts or contracts the Company reasonably expects to be renewed or awarded based upon recent history or discussions with customers. Under bid contracts, customers are contractually committed to a specific service to be performed for a specific price, whether in total for a project or on a per unit basis.  At December 31, 2015, Infrastructure Services had an estimated backlog of blanket contracts of $475 million and a backlog of bid contracts of $190 million, for a total backlog of $665 million.  The estimated backlog at December 31, 2014 was $500 million for blanket contracts and $125 million for bid contracts, for a total of $625 million.

The backlog amounts above reflect estimates of revenues to be realized under blanket contracts. Projects included in backlog can be subject to delays or cancellation as a result of regulatory requirements, adverse weather conditions, customer requirements, among other factors, which could cause actual revenue amounts to differ significantly from the estimates and revenues to be realized in periods other than originally expected.

See “Item 7 Management’s Discussion and Analysis of Results of Operations and Financial Condition” regarding additional narrative of Infrastructure Services business matters.

Energy Services

Performance-based energy contracting operations and sustainable infrastructure, such as distributed generation and combined heat and power projects, are performed through Energy Systems Group, LLC (ESG), which is a wholly owned subsidiary of the Company.  In 2014, the Company, through ESG, purchased the federal business unit of Chevron Energy Solutions (CES) (see Note 5 in the Company's Consolidated Financial Statements included in Item 8). ESG assists schools, hospitals, governmental facilities, and other private institutions with reducing energy and maintenance costs by upgrading their facilities with energy-efficient equipment.  ESG is also involved in developing sustainable infrastructure projects, including projects to process landfill gas into usable natural gas and electricity.  ESG’s customer base is primarily located throughout the Midwest, Mid-Atlantic, Southern and Southwestern United States.  ESG generated revenues of approximately $200 million in 2015, compared to $130 million in 2014 and $91 million in 2013.  ESG’s backlog of fixed price construction projects at December 31, 2015 was $226 million, compared to $144 million at December 31, 2014.

See “Item 7 Management’s Discussion and Analysis of Results of Operations and Financial Condition” regarding additional narrative of Energy Services business matters.

Coal Mining

Prior to August 29, 2014, Coal Mining owned, and through its contract miners, mined and sold coal to the Company's utility operations and to third parties through its wholly owned subsidiary, Vectren Fuels. On July 1, 2014, the Company announced that it had reached an agreement to sell its wholly owned coal mining subsidiary, Vectren Fuels, to Sunrise Coal, LLC (Sunrise Coal) an Indiana-based wholly owned subsidiary of Hallador Energy Company. Sunrise Coal owns and operates coal mines in the Illinois Basin. On August 29, 2014, the transaction closed. Prior to the sale of Vectren Fuels, Coal Mining generated revenues of approximately $234 million in 2014 and $293 million in 2013.

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

Other Businesses

The Other Businesses group includes a variety of legacy, wholly owned operations and investments in energy-related opportunities and services, among other investments. Details of these investments is included in Note 8 in the Company's Consolidated Financial Statements included in Item 8.

Personnel

As of December 31, 2015, the Company and its consolidated subsidiaries had approximately 5,600 employees.  Of those employees, 700 are subject to collective bargaining arrangements negotiated by Utility Holdings and 3,000 are subject to collective bargaining arrangements negotiated by Infrastructure Services.

Utility Holdings

In June 2015, the Company reached a three-year agreement with Local 175 of the Utility Workers Union of America, ending October 31, 2018. This labor agreement relates to employees of VEDO.

In May 2015, the Company reached a three-year agreement with Local 135 of the Teamsters, Chauffeurs, Warehousemen, and Helpers Union, ending September 23, 2018. This labor agreement relates to employees of SIGECO.

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

Infrastructure Services

The Company, through its Infrastructure Services subsidiaries, negotiates various trade agreements through contractor associations.  The two primary associations are the Distribution Contractors Association (DCA) and the Pipeline Contractors Association (PLCA).  These trade agreements are with a variety of construction unions including Laborer’s International Union of North America, International Union of Operating Engineers, United Association of Journeymen and Apprentices of the Plumbing and Pipe Fitting Industry, and Teamsters.  The trade agreements through the DCA have varying expiration dates in 2016, 2017 and 2020. The trade agreements through the PLCA expire at various times in 2017. In addition, these subsidiaries have various project agreements and small local agreements.  These agreements expire upon completion of a specific project or on various dates throughout the year.

ITEM 1A.  RISK FACTORS

The Company is actively engaged in long-term strategic planning through initiative assessment and development. The strategic planning process engages the Company's Board of Directors and the result of that process is regularly communicated to all stakeholders, including investors, through a robust Investor Relations program. Further, the Company has a robust compliance and risk management program that promotes a culture of compliance. The Company is, however, subject to a variety of risks including execution on its strategies. Investors should consider carefully the following factors that could cause the Company’s operating results and financial condition to be materially adversely affected.

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

Economic conditions may have some negative impact on both gas and electric large customers and wholesale power sales.  This impact may include volatility and unpredictability in the demand for natural gas and electricity, tempered growth strategies, significant conservation measures, and perhaps plant closures, production cutbacks, or bankruptcies.  Economic conditions may also cause reductions in residential and commercial customer counts and lower revenues.  It is also possible that an uncertain economy could affect costs including pension costs, interest costs, and uncollectible accounts expense.  Economic and commodity price declines may be accompanied by a decrease in demand for products and services offered by nonutility operations and therefore lower revenues for those products and services.  The economic conditions may have some negative impact on spending for utility and pipeline construction projects, demand for natural gas, and electricity, and spending on performance contracting and sustainable infrastructure expansion.  It is also possible that unfavorable conditions could lead to reductions in the value of certain legacy investments.

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

The operations of the Company’s regulated utilities are concentrated in central and southern Indiana and west central Ohio and are therefore impacted by changes in the Midwest economy in general and changes in particular industries concentrated in the Midwest.  These industries include automotive assembly, parts and accessories; feed, flour and grain processing; metal castings, polycarbonate resin (Lexan®) and plastic products; gypsum products; electrical equipment, metal specialties, glass and steel finishing; pharmaceutical and nutritional products; gasoline and oil products; ethanol; and coal mining. Changing market conditions, including changing regulation, changes in market prices of oil or other commodities, or changes in government subsidies, may cause certain industrial customers to reduce or cease production and thereby decrease consumption of natural gas and electricity.

Vectren’s regulated utilities operate in an increasingly competitive industry, which may affect its future earnings.

The utility industry has been undergoing structural change for several years, resulting in increasing competitive pressure faced by electric and gas utility companies.  Increased competition, including those from cogeneration, private generation, solar, and other renewables opportunities for customers, may create greater risks to the stability of the Company’s earnings generally and may in the future reduce its earnings from retail electric and gas sales.  In this regard, the deployment and commercialization of technologies, such as renewable energy sources and cogeneration facilities, have the potential to change the nature of the utility industry and reduce demand for the Company’s electric and gas products and services.  If the Company is not able to appropriately adapt to structural changes in the utility industry as a result of the development of these technologies, this may have an adverse effect on the Company’s financial condition and results of operations.  Additionally, several states, including Ohio, have passed legislation that allows customers to choose their electricity supplier in a competitive market. Indiana has not enacted such legislation. Ohio regulation also provides for choice of commodity providers for all gas customers.  The Company implemented this choice for its gas customers in Ohio and is currently in the second of the three phase process to exit the merchant function in its Ohio service territory.  The state of Indiana has not adopted any regulation requiring gas choice in the Company’s Indiana service territories; however, the Company operates under approved tariffs permitting certain industrial and commercial large volume customers to choose their commodity supplier.  The Company cannot provide any assurance that increased competition or other changes in legislation, regulation or policies will not have a material adverse effect on its business, financial condition or results of operations.

A significant portion of Vectren’s electric utility sales are space heating and cooling.  Accordingly, its operating results may fluctuate with variability of weather.

The Company’s electric utility sales are sensitive to variations in weather conditions.  In this regard, many customers rely on electricity to heat their homes and businesses and, as a result, the Company’s results of operations may be adversely affected by warmer-than-normal heating season weather. Accordingly, demand for electricity used for heating purposes is generally at its highest during the peak heating season of October through March and is directly affected by the severity of the winter weather. The Company forecasts utility sales on the basis of normal weather.  Since the Company does not have a weather-normalization mechanism for its electric operations, significant variations from normal weather could have a material impact on its earnings.  However, the impact of weather on the gas operations in the Company’s Indiana territories has been significantly mitigated through the implementation of a normal temperature adjustment mechanism.  Additionally, the implementation of a straight fixed variable rate design mitigates most weather variations related to Ohio residential gas sales.

Vectren’s utilities are exposed to increasing regulation, including pipeline safety, environmental, and cybersecurity regulation.

The Company's utilities are subject to regulation by federal, state, and local regulatory authorities and are exposed to public policy decisions that may negatively impact the Company's earnings.  In particular, the Company is subject to regulation by the FERC, the NERC, the EPA, the IURC, the PUCO, the DOT, the Department of Energy (DOE), the Occupational Safety and Health Administration (OSHA), and the Department of Homeland Security (DHS).  These authorities regulate many aspects of its generation, transmission and distribution operations, including construction and maintenance of facilities, operations, and safety.  In addition, the IURC, the PUCO, and the FERC approve its utility-related debt and equity issuances, regulate the rates that the Company's utilities can charge customers, the rate of return that the Company's utilities are authorized to earn, and their ability to timely recover gas and fuel costs and investments in infrastructure.  Further, there are consumer advocates and other parties that may intervene in regulatory proceedings and affect regulatory outcomes.

Trends Toward Stricter Standards
With the trend toward stricter standards, greater regulation, more extensive permit requirements, and an increase in the number and types of assets operated that are subject to regulation, the Company's investment in infrastructure and the associated operating costs have increased and are expected to increase in the future.  As examples of the trend toward stricter regulation, the EPA has passed regulations involving fly ash disposal, cooling tower intake facilities, wastewater discharges, and greenhouse gases and continues to implement increasingly more stringent air quality standards.

Pipeline Safety Considerations
The Company monitors and maintains its natural gas distribution system to ensure that natural gas is delivered in a safe, efficient, and reliable manner. The Company's natural gas utilities are currently engaged in replacement programs in both Indiana and Ohio, the primary purpose of which is preventive maintenance and continual renewal and improvement.  The Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011 (Pipeline Safety Law) was signed into law on January 3, 2012.  While some compliance costs remain uncertain, the Pipeline Safety Law resulted in further investment in pipeline inspections, and where necessary, additional investments in pipeline infrastructure; and therefore, result in both increased levels of operating expenses and capital expenditures associated with the Company's natural gas distribution businesses as evidenced by recent regulatory filings and resulting Commission Orders in Indiana and Ohio by Indiana Gas, SIGECO, and VEDO.

Environmental Considerations
The Company's utility operations and properties are subject to extensive environmental regulation pursuant to a variety of federal, state, and municipal laws and regulations.  These environmental regulations impose, among other things, restrictions, liabilities, and obligations in connection with the storage, transportation, treatment, and disposal of hazardous substances and limit airborne emissions from electric generating facilities, including particulate matter, sulfur dioxide (SO2), nitrogen oxide (NOx), mercury, and non-hazardous substances such as coal combustion residuals, among others.  Environmental legislation/regulation also requires that facilities, sites, and other properties associated with the Company's operations be operated, maintained, abandoned, and reclaimed to the satisfaction of applicable regulatory authorities.  The Company's current costs to comply with these laws and regulations are significant to its results of operations and financial condition. Moreover, these compliance costs could substantially change the nature of the Company's generation fleet.

Climate Change and Renewable Energy Considerations
The Company and the State of Indiana are subject to the requirements of the Clean Power Plan (CPP) rule, which requires a 32 percent reduction in carbon emissions from 2005 levels. While implementation of the rule remains uncertain due to the U.S. Supreme Court stay that was granted in February 2016 to delay the regulation while being challenged in court, regulations as written in the final rule may substantially affect both the costs and operating characteristics of the Company’s fossil fuel generating plants and natural gas distribution businesses. A preliminary investigation demonstrated costs to comply would be significant, first with regard to operating expenses and later for capital expenditures as technology becomes available to control greenhouse gas (GHG) emissions. However, these compliance cost estimates were based on highly uncertain assumptions, including allowance prices if a cap and trade approach were employed, and energy efficiency targets. At this time compliance costs and other effects associated with reductions in GHG emissions or obtaining renewable energy sources remain uncertain.

Evolving Physical Security and Cybersecurity Standards and Considerations
The frequency, size and variety of physical security and cybersecurity threats against critical infrastructure companies continues to grow, as do the evolving frameworks, standards and regulations intended to keep pace with and address these threats. There continues to be a marked increase in interest from both federal and state regulatory agencies related to physical security and cybersecurity in general, and specifically in critical infrastructure sectors, including the electric and natural gas sectors. The Company has dedicated internal and third party physical security and cybersecurity teams and maintains vigilance with regard to the communication and assessment of physical security and cybersecurity risks and the measures employed to protect information technology assets, critical infrastructure, the Company and its customers from these threats. Physical security and cybersecurity threats, however, constantly evolve in attempts to identify and capitalize on any weakness or unprotected areas. If these measures were to fail or if a breach were to occur, it could result in impairment or loss of critical functions, operating reliability, customer, or other confidential information. The ultimate effects, which are difficult to quantify with any certainty, are partially limited through insurance.

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

The Company's utilities' ability to obtain rate increases and to maintain current authorized rates of return depends in part on continued interpretation of laws within the current regulatory framework. There can be no assurance that the Company will be able to obtain rate increases, or rate supplements, or earn currently authorized rates of return. Indiana and Ohio have passed laws allowing utilities to recover a significant amount of the costs of complying with federal mandates or other infrastructure replacement expenditures, and in Ohio, other capital investments outside of a base rate proceeding. However, these activities may have at least a short-term adverse impact on the Company's cash flow and financial condition.

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

The Company’s electric generating facilities are subject to operational risks that could result in unscheduled plant outages, unanticipated operation and maintenance expenses, and increased purchase power costs.  Such operational risks can arise from circumstances such as facility shutdowns due to equipment failure or operator error; interruption of fuel supply or increased prices of fuel as contracts expire; disruptions in the delivery of electricity; inability to comply with regulatory or permit requirements; labor disputes; and natural disasters. A recent change in operation announced by Alcoa could impact the future operations of a 300 MW unit at the Warrick Power Plant that is jointly owned with Alcoa Generating Corporation (AGC) as tenants in common. See Note 3 to the Company's Consolidated Financial Statements included in Item 8 for additional information. Finally, the Company's coal supply is purchased largely from a single, unrelated party and, although the coal supply is under long-term contract, the loss of this supplier could impact operations.

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

The need to expend capital for improvements to the regional electric transmission system, both to the Company’s facilities as well as to those facilities of adjacent utilities, over the next several years is expected to be significant.  The Company timely recovers its investment in certain new electric transmission projects that benefit the MISO infrastructure at a FERC approved rate of return, which is currently under review based on joint complaints filed against the MISO and various MISO transmission owners, including the Company. The FERC has yet to rule on the cases and the Company is currently unable to predict the outcome of the proceeding.

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

The trend toward increased conservation and technological advances, including installation of improved insulation and the development of more efficient furnaces and air conditioners and other heating and cooling devices as well as lighting, may reduce the demand for energy products. Prices for natural gas are subject to fluctuations in response to changes in supply and other market conditions. During periods of high energy commodity costs, the Company's prices generally increase, which may lead to customer conservation. Federal and state regulation may require mandatory conservation measures, which would reduce the demand for energy products. Certain federal or state regulation may also impose restrictions on building construction and design in efforts to increase conservation which may reduce demand for natural gas. In addition, the Company's customers, especially large commercial and industrial customers, may choose to employ various technological advances to develop alternative energy sources, such as the construction and development of wind power, solar technology, or electric cogeneration facilities. Increased conservation efforts and the utilization of technological advances to increase energy efficiency or to develop alternate energy sources could lead to a reduction in demand for the Company’s energy products and services, which could have an adverse effect on its revenues and overall results of operations.

Nonutility Operating Risks

The performance of Vectren’s nonutility businesses is subject to certain risks.

Execution of the Company’s nonutility business strategies and the success of efforts to invest in and develop new opportunities in the nonutility business area are subject to a number of risks.  These risks include, but are not limited to, the effects of weather; changing market conditions, including changes in market prices for various forms of energy; failure of installed performance contracting products to operate as planned; failure to properly estimate the cost to construct projects; loss of key management and knowledge-based employees, including the inability to attract and retain qualified employees; the inability to effectively maintain regulatory compliance programs; potential legislation or regulations that may limit CO2 and other greenhouse gases emissions; operating accidents that may require environmental remediation; creditworthiness of customers and joint venture partners; changes in federal, state or local legal and regulatory requirements, such as changes in tax laws or rates; and environmental or cybersecurity regulations.

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

Infrastructure Services results are dependent on a number of factors.  The industry is competitive and many of the contracts are subject to a bidding process.  Should Infrastructure Services be unsuccessful in bidding contracts, results of operations could be impacted.  Infrastructure Services enters into a variety of contracts, some of which are fixed price.  Through competitive bidding, the volume of contracted work could vary significantly from year to year. Further, to the extent there are unanticipated cost increases in completion of the contracted work, the profit margin realized on any single project could be reduced.  Additionally, Infrastructure Services contributes to several multiemployer pension plans under collective bargaining agreements with unions representing employees covered by those agreements.  A significant increase to the funding requirements could adversely impact financial condition, results of operations, and cash flows.  Changes in legislation and regulations impacting the sectors in which the customers served by Infrastructure Services operate could impact operating results.  Other risks include, but are not limited to: failure to properly construct pipeline infrastructure; cancellation of projects by customers and/or reductions in the scope of the projects; the inability to obtain materials and equipment required to perform services from suppliers and manufacturers; and changes in the market prices of oil and natural gas that would affect the demand for infrastructure construction.

Specific to low oil prices, the current low oil price environment has increased the amount of competition in the transmission construction sector. This increase in competition is due to other contractors adjusting crews and work load where some large exploration projects are being canceled. A sustained low oil price environment could impact results of operations.

Nonutility energy services operations could be adversely affected by a number of factors.

Energy Services results are dependent on a number of factors.  The industry is competitive and many of the contracts are subject to a bidding process.  Should Energy Services be unsuccessful in bidding contracts or lose certain federal licensing, results of operations could be impacted.  Through competitive bidding, the volume of contracted work could vary significantly from year to year. Further, to the extent there are unanticipated cost increases in completion of the contracted work, the profit margin realized on any single project could be reduced.  Changes in legislation and regulations impacting the industries in which the customers served by Energy Services operate could impact operating results.  Other risks include, but are not limited to: the inability to source outside financing for projects; risks associated with projects owned or operated; failure to appropriately design, construct, or operate projects; and cancellation of projects by customers and/or reductions in the scope of the projects.

Other Corporate Operating Risks

The Company is exposed to physical and financial risks related to the uncertainty of climate change.

A changing climate creates uncertainty and could result in broad changes, both physical and financial in nature, to the Company’s service territories.  These impacts could include, but are not limited to, population shifts; changes in the level of annual rainfall; changes in the overall average temperature; and changes to the frequency and severity of weather events such as thunderstorms, wind, tornadoes, and ice storms that can damage infrastructure.  Such changes could impact the Company in a number of ways including the number and type of customers in the Company’s service territories; an increase to the cost of providing service; an increase in the amount of service interruptions; and an increase in the likelihood of capital expenditures to replace damaged infrastructure.

To the extent climate change impacts a region’s economic health, it may also impact the Company’s revenues, costs, and capital structure and thus the need for changes to rates charged to regulated customers.  Rate changes themselves can impact the economic health of the communities served and may in turn adversely affect the Company’s operating results.
Customers' energy needs vary with weather conditions. To the extent weather conditions are affected by climate change, customers' energy use could increase or decrease. Increased energy use due to weather changes may require additional generating resources, transmission, and other infrastructure to serve increased load. Decreased energy use may require the Company to retire current infrastructure that is no longer needed.

Increased derivatives regulations could impact results.

The Company uses commodity derivative instruments in conjunction with procurement activities.  The Company may also periodically use interest rate derivative instruments to minimize the impact of interest rate fluctuations associated with anticipated debt issuances.

Significant rule-making by numerous governmental agencies, particularly the Commodity Futures Trading Commission (CFTC), continues to evolve and has been subject to a number of extensions and delays. The Company continues to evaluate the impacts of these rulemakings and interpretations as they become available.

Vectren’s subsidiaries have performance and warranty obligations, some of which are guaranteed by Vectren.

In the normal course of business, subsidiaries of the Company issue performance bonds and other forms of assurance that commit them to timely install infrastructure, operate facilities, pay vendors or subcontractors, and support warranty obligations.  Vectren Corporation, as the parent company, will from time to time guarantee its subsidiaries’ commitments.  These guarantees do not represent incremental consolidated obligations; rather, they represent parental guarantees of subsidiary obligations in order to allow those subsidiaries the flexibility to conduct business without posting other forms of collateral.  The Company has not been called upon to satisfy any obligations pursuant to these parental guarantees.

Certain of Vectren's nonutility operations face a customer concentration risk. The loss of such a customer would result in a decline in revenue and could have an adverse effect on the results of operations and cash flows.

From time to time, revenues and total outstanding receivables from various customers of Infrastructure Services can individually account for more than 5 percent of the Company's consolidated operating revenues and receivables, respectively. While the Company believes that the loss of any one customer would not have a material impact on its financial position or results of operations, the loss of a customer of this significance or a significant decline in related customer revenues could have an adverse effect on the results of operations and cash flows of Infrastructure Services.

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

Catastrophic events, such as terrorist attacks, acts of civil unrest, and acts of God, may adversely affect Vectren’s facilities and operations and corporate reputation.

Catastrophic events such as fires, earthquakes, explosions, floods, ice storms, tornadoes, terrorist acts, cyber attacks or similar occurrences could adversely affect the Company’s facilities, operations, corporate reputation, financial condition and results of operations.  Either a direct act against Company-owned generating facilities or transmission and distribution infrastructure or an act against the infrastructure of neighboring utilities or interstate pipelines that are used by the Company to transport power and natural gas could result in the Company being unable to deliver natural gas or electricity for a prolonged period. Additionally, an act against the Company's nonutility businesses could result in the Company being unable to provide utility infrastructure services or performance-based energy contracting services. In the event of a severe disruption resulting from such events, the Company has contingency plans and employs crisis management to respond and recover operations. Despite these measures, if such an occurrence were to occur, results of operations and financial condition could be materially adversely affected.

Cyber attacks or similar occurrences may adversely affect Vectren's facilities, operations, corporate reputation, financial condition and results of operations.

The Company relies on information technology networks, telecommunications, and systems to, among other things, 1) operate its generating facilities, 2) engage in asset management activities, 3) process, transmit and store sensitive electronic information including intellectual property, proprietary business information and that of the Company’s suppliers and business partners, personally identifiable information of customers and employees, and data with respect to invoicing and the collection of payments, accounting, procurement, and supply chain activities, and 4) process financial information and results of operations for internal reporting purposes and to comply with financial reporting, legal, and tax requirements. Despite the Company’s security measures, any information technology system may be vulnerable to attacks by hackers or breached due to malfeasance, employee error, sabotage, or other disruptions. Security breaches or general communication disruption of this information technology infrastructure could lead to system disruptions, business interruption, generating facility shutdowns or unauthorized disclosure of confidential information. In particular, any data loss or information security lapses resulting in the compromise of personal information or the improper use or disclosure of sensitive or classified information could result in claims, remediation costs, regulatory sanctions against the Company, loss of current and future contracts, and serious harm to the Company's reputation. While the Company has implemented policies, procedures, and controls to prevent and detect these activities, not all misconduct may be prevented. In the event of a severe infrastructure system disruption or generating facility shutdown resulting from such events, the Company has contingency plans and employs crisis management to respond and recover operations. Despite these measures, if such an attack or security breach were to occur, results of operations and financial condition could be materially adversely affected. The ultimate effects, which are difficult to quantify with any certainty, are partially limited through insurance.

Workforce risks could affect Vectren’s financial results.

The Company is subject to various workforce risks, including but not limited to, the risk that it will be unable to 1) attract and retain qualified and diverse personnel; 2) effectively transfer the knowledge and expertise of an aging workforce to new personnel as those workers retire; 3) react to a pandemic illness; 4) manage the migration to more defined contribution and high deductible employee benefit packages; and 5) that it will be unable to reach collective bargaining arrangements with the unions that represent certain of its workers, which could result in work stoppages.

Vectren’s ability to effectively manage its third party contractors, agents, and business partners could have a significant impact on the Company’s business and reputation.

The Company relies on third party contractors and other agents and business partners to perform some of the services provided to its customers, as well as assist with the monitoring of physical security and cybersecurity functions. Any misconduct by these third parties, or the Company’s inability to properly manage them, could adversely impact the provision of services to customers and the quality of services provided. Misconduct could include fraud or other improper activities, such as falsifying records and violations of laws. Other examples could include the failure to comply with the Company’s policies and procedures or with government procurement regulations, regulations regarding the use and safeguarding of classified or other protected information, legislation regarding the pricing of labor and other costs in government contracts, laws and regulations relating to environmental, health or safety matters, lobbying or similar activities, and any other applicable laws or regulations. Any data loss or information security lapses resulting in the compromise of personal information or the improper use or disclosure of sensitive or classified information could result in claims, remediation costs, regulatory sanctions against the Company, loss of current and future contracts, and serious harm to its reputation. Although the Company has implemented policies, procedures, and controls to prevent and detect these activities, these precautions may not prevent all misconduct, and as a result, the Company could face unknown risks or losses. The Company's failure to comply with applicable laws or regulations or misconduct by any of its contractors, agents, or business partners could damage its reputation and subject it to fines and penalties, restitution or other damages, loss of current and future customer contracts and suspension or debarment from contracting with federal, state or local government agencies, any of which would adversely affect the business and future results.

Vectren may not have adequate insurance coverage for all potential liabilities.

Natural risks, as well as other hazards associated with the Company’s operations, can cause significant personal injury or loss of life, severe damage to and destruction of property, plant and equipment, contamination of, or damage to, the environment and suspension of operations. The Company maintains an amount of insurance protection that management believes is appropriate, but there can be no assurance that the amount of insurance will be sufficient or effective under all circumstances and against all hazards or liabilities to which the Company may be subject. A claim for which the Company is not adequately insured could materially harm the Company’s financial condition. Further, due to the cyclical nature of the insurance markets, management cannot provide assurance that insurance coverage will continue to be available on terms similar to those presently in place.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Gas Utility Services

Indiana Gas owns and operates four active gas storage fields located in Indiana covering 58,100 acres of land with an estimated ready delivery from storage capability of 5.6 BCF of gas with maximum peak day delivery capabilities of 155,500 MCF per day.  Indiana Gas also owns and operates three propane plants located in Indiana with the ability to store 1.5 million gallons of propane and manufacture for delivery 33,000 MCF of manufactured gas per day.  In addition to its company owned storage and propane capabilities, Indiana Gas has contracted for 16.1 BCF of interstate natural gas pipeline storage service with a maximum peak day delivery capability of 239,200 MMBTU per day.  Indiana Gas’ gas delivery system includes approximately 13,000 miles of distribution and transmission mains, all of which are in Indiana except for pipeline facilities extending from points in northern Kentucky to points in southern Indiana so that gas may be transported to Indiana and sold or transported by Indiana Gas to ultimate customers in Indiana.

SIGECO owns and operates three active underground gas storage fields located in Indiana covering 6,100 acres of land with an estimated ready delivery from storage capability of 5.3 BCF of gas with maximum peak day delivery capabilities of 88,000 MCF per day.  In addition to its company owned storage delivery capabilities, SIGECO has contracted for 0.4 BCF of interstate natural gas pipeline storage service with a maximum peak day delivery capability of 16,800 MMBTU per day.  SIGECO's gas delivery system includes 3,200 miles of distribution and transmission mains, all of which are located in Indiana.

VEDO has 11.8 BCF of interstate natural gas pipeline storage service with a maximum peak day delivery capability of 246,100 MMBTU per day.  The Company has released it to those retail gas marketers now supplying VEDO with natural gas, and those suppliers are responsible for the demand charges.  VEDO’s gas delivery system includes 5,600 miles of distribution and transmission mains, all of which are located in Ohio.

Electric Utility Services

SIGECO's installed generating capacity as of December 31, 2015, was rated at 1,248 MW.  SIGECO's coal-fired generating facilities are the A.B. Brown Generating Station (AB Brown) with two units totaling 490 MW of combined capacity, located in Posey County approximately eight miles east of Mt. Vernon, Indiana; the F.B. Culley Generating Station (Culley) with two units totaling 360 MW of combined capacity; and Warrick Unit 4 (Warrick) with 150 MW of capacity.  Both the Culley and Warrick Stations are located in Warrick County near Yankeetown, Indiana.  SIGECO's gas-fired turbine peaking units are:  two 80 MW gas turbines (Brown Unit 3 and Brown Unit 4) located at the Brown Station; one Broadway Avenue Gas Turbine located in Evansville, Indiana with a capacity of 65 MW; and two Northeast Gas Turbines located northeast of Evansville in Vanderburgh County, Indiana with a combined capacity of 20 MW.  The Brown Unit 3 and Broadway Avenue Unit 2 turbines are also equipped to burn oil.  Total capacity of SIGECO's five gas turbines currently in operation is 245 MW, and they are generally used only for reserve, peaking, or emergency purposes due to the higher per unit cost of generation.  SIGECO also has a landfill gas electric generation project in Pike County, Indiana with a total generation capability of 3 MW.

SIGECO's transmission system consists of 1,027 circuit miles of 345Kv, 138Kv and 69Kv lines.  The transmission system also includes 36 substations with an installed capacity of 4,828 megavolt amperes (Mva).  The electric distribution system includes 4,550 circuit miles of lower voltage overhead lines and 418 trench miles of conduit containing 2,208 circuit miles of underground distribution cable.  The distribution system also includes 91 distribution substations with an installed capacity of 1,987 Mva and 54,767 distribution transformers with an installed capacity of 2,347 Mva.

SIGECO owns utility property outside of Indiana approximating 24 miles of 138Kv and 345Kv electric transmission lines, which are included in the 1,027 circuit miles discussed above. These assets are located in Kentucky and interconnect with Louisville Gas and Electric Company's transmission system at Cloverport, Kentucky and with Big Rivers Electric Cooperative at Sebree, Kentucky.

Other Properties

Vectren Affiliated Utilities, Inc., a subsidiary of the Company, owns and operates one active gas storage field located in Indiana covering 2,900 acres of land with an estimated ready delivery from storage capability of 0.8 BCF of gas with maximum peak day delivery capability of 5,000 MCF per day. In addition to the storage field, a compressor station with two 1,500 hp compressors is capable of moving gas from storage to either of the two pipeline suppliers in the area, or compress unidirectionally from one pipeline supplier to the other pipeline supplier.

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

During the third quarter of 2014, the Company was notified of claims by a group of current and former SIGECO employees (“claimants”) who participated in the Pension Plan for Salaried Employees of SIGECO (“SIGECO Salaried Plan”).  That plan was merged into the Vectren Corporation Combined Non-Bargaining Retirement Plan (“Vectren Combined Plan”) effective July 1, 2000. The claims relate to the claimants’ election for benefits to be calculated under the Vectren Combined Plan’s cash-balance formula rather than the SIGECO Salaried Plan formula. On March 12, 2015, certain claimants filed a Class Action Complaint against the Vectren Combined Plan and the Company in federal district court requesting that a class be certified and for various relief including that the Combined Plan be reformed and benefits thereunder be recalculated. The Company denied the allegations set forth in the complaint and has moved to dismiss the claim.

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

PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER
PURCHASES OF EQUITY SECURITIES

Market Data, Dividends Paid, and Holders of Record

The Company’s common stock trades on the New York Stock Exchange under the symbol ‘‘VVC.’’  For each quarter in 2015 and 2014, the high and low sales prices for the Company’s common stock as reported on the New York Stock Exchange and dividends paid are presented below.

		Cash	Common Stock Price Range
		Dividend	High	Low
2015
	First Quarter	$0.380	$49.47	$42.47
	Second Quarter	$0.380	$45.24	$38.41
	Third Quarter	$0.380	$43.08	$37.26
	Fourth Quarter	$0.400	$47.00	$39.98
2014
	First Quarter	$0.360	$39.59	$34.60
	Second Quarter	$0.360	$42.52	$38.20
	Third Quarter	$0.360	$42.74	$35.11
	Fourth Quarter	$0.380	$48.28	$39.67

On November 5, 2015 the board of directors declared a dividend of $0.40 per share, payable on December 1, 2015, to common shareholders of record on November 16, 2015.

As of January 31, 2016, there were 8,217 registered shareholders of the Company’s common stock.

Quarterly Share Purchases

Periodically, the Company purchases shares from the open market to satisfy share requirements associated with the Company’s share-based compensation plans; however, no such open market purchases were made during the quarter ended December 31, 2015.

Dividend Policy

Common stock dividends are payable at the discretion of the Board of Directors, out of legally available funds.  The Company’s policy is to target a 60 percent payout; however, this percentage has varied and could continue to vary due to short-term earnings volatility.  The Company has increased its dividend for 56 consecutive years.  While the Company is under no contractual obligation to do so, it intends to continue to pay dividends and to increase the dividend annually.  Nevertheless, should the Company’s financial condition, operating results, capital requirements, or other relevant factors change, future dividend payments, and the amounts of these dividends, will be reassessed.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data is derived from the Company’s audited consolidated financial statements and should be read in conjunction with those financial statements and notes thereto contained in this Form 10-K.

	Year Ended December 31,
(In millions, except per share data)	2015	2014	2013	2012	2011
Operating Data:
Operating revenues	$2,434.7	$2,611.7	$2,491.2	$2,232.8	$2,325.2
Operating income	$361.8	$314.5	$333.6	$352.5	$370.0
Net income	$197.3	$166.9	$136.6	$159.0	$141.6
Weighted average common shares outstanding	82.7	82.5	82.3	82.0	81.8
Fully diluted common shares outstanding	82.7	82.5	82.4	82.1	81.8
Basic earnings per share
on common stock	$2.39	$2.02	$1.66	$1.94	$1.73
Diluted earnings per share
on common stock	$2.39	$2.02	$1.66	$1.94	$1.73
Dividends per share on common stock	$1.540	$1.460	$1.425	$1.405	$1.385
Balance Sheet Data:
Total assets	$5,409.9	$5,146.0	$5,088.7	$5,089.1	$4,862.9
Long-term debt, net	$1,722.8	$1,407.3	$1,777.1	$1,553.4	$1,559.6
Common shareholders' equity	$1,683.8	$1,606.6	$1,554.3	$1,526.1	$1,465.5

Results include the loss on disposition and operating results of Coal Mining in 2014 and the loss on disposition and operating results attributable to the Company's investment in ProLiance in 2013. Total assets in all periods presented reflect the retrospective impacts of the adoption in 2015 of ASU 2015-17, Balance Sheet Classification of Deferred Taxes.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Executive Summary of Consolidated Results of Operations

In this discussion and analysis, the Company analyzes contributions to consolidated earnings and earnings per share from its Utility Group and Nonutility Group separately. Because each group operates independently and offers different energy related products and services, the analysis separately addresses the opportunities and risks that arise from each group's distinct competencies and business strategies.

The Utility Group generates revenue primarily from the delivery of natural gas and electric service to its customers.  The primary source of cash flow for the Utility Group results from the collection of customer bills and payment for goods and services procured for the delivery of gas and electric services. The Company segregates its regulated utility operations between a Gas Utility Services operating segment and an Electric Utility Services operating segment. The activities of, and revenues and cash flows generated by, the Nonutility Group are closely linked to the utility industry, and the results of those operations are generally impacted by factors similar to those impacting the overall utility industry.  In addition, there are other operations, referred to herein as Corporate and Other, that include unallocated corporate expenses such as advertising and certain charitable contributions, among other activities.

The Company has a disclosure committee consisting of senior management as well as financial management.  The committee is actively involved in the preparation and review of the Company’s SEC filings.

Results for the year ended December 31, 2015 were earnings of $197.3 million, or $2.39 per share, compared to earnings of $166.9 million, or $2.02 per share for the year ended December 31, 2014 and $136.6 million, or $1.66 per share for the year ended December 31, 2013. Results include the operating results and the loss on the sale of Vectren Fuels, through the date of sale of August 29, 2014, when the Company exited the coal mining business. In June 2013, ProLiance Holdings, LLC (ProLiance or ProLiance Holdings) exited the gas marketing business through the disposition of certain net assets of its energy marketing subsidiary, ProLiance Energy, LLC (ProLiance Energy). In 2014, excluding the loss on the disposition and operating results attributable to Vectren Fuels, consolidated net income for the year was $188.0 million, or $2.28 per share. In 2013, excluding the impact of the loss on disposition and operating results attributable to the Company's investment in ProLiance, consolidated net income was $174.1 million, or $2.12 per share.

Losses Related to the Exit of the Coal Mining Business and Gas Marketing Business

On August 29, 2014, the Company sold its wholly owned coal mining subsidiary, Vectren Fuels, to Sunrise Coal, LLC (Sunrise Coal), an Indiana-based wholly owned subsidiary of Hallador Energy Company. Sunrise Coal owns and operates coal mines in the Illinois Basin. Results from the Coal Mining segment (Coal Mining) for the year ended December 31, 2014, inclusive of the loss on the sale, were a loss of $21.1 million, net of tax, compared to a loss of $16.0 million for the year ended December 31, 2013.

Through June 18, 2013, the Company recorded its share of losses related to the sale of certain assets of ProLiance's subsidiary, ProLiance Energy. In the Consolidated Statements of Income, the loss on the disposition of these assets was a $41.9 million impact to Equity in losses of unconsolidated affiliates, a $1.7 million charge to Operating expense, and an income tax benefit reflected in Income taxes of $16.8 million. More detailed information about ProLiance Energy's sale of certain assets is included in Note 7 to the Company's Consolidated Financial Statements included in Item 8. In addition to the losses associated with the sale of certain assets, the Company recorded its share of operating losses from ProLiance through June 18, 2013 totaling $10.7 million, net of tax. In total, the Company's share of ProLiance's results reflects a net loss of $37.5 million, net of tax, for the period January 1, 2013 through June 18, 2013. Subsequent to the sale and through December 31, 2013, there were minor charges related to the wind down of the ProLiance operations. This final true-up from the ProLiance sale and other minor operating results of the remaining ProLiance investments and remaining Coal Mining business are reflected in the Other Businesses segment.

Consolidated Results Excluding the Results From Coal Mining and ProLiance in the Year of Disposition (See Page 27, regarding the Use of Non-GAAP Measures)

Net income (loss) and earnings per share, excluding results from Coal Mining in 2014 and ProLiance in 2013, the years of disposition, in total and by group, for the years ended December 31, 2015, 2014, and 2013 follow:

	Year Ended December 31,
(In millions, except per share data)	2015	2014	2013
Net income (loss)*	$197.3	$188.0	$174.1
Attributed to:
Utility Group	$160.9	$148.4	$141.8
Nonutility Group*	36.3	39.1	33.0
Corporate & Other	0.1	0.5	(0.7)

Basic EPS*	$2.39	$2.28	$2.12
Attributed to:
Utility Group	$1.95	$1.80	$1.72
Nonutility Group*	0.44	0.47	0.41
Corporate & Other	—	0.01	(0.01)

*Excludes Coal Mining results in 2014 and ProLiance results in 2013.

Utility Group
For the year ended December 31, 2015, the Utility Group earnings were $160.9 million, compared to $148.4 million in 2014 and $141.8 million in 2013. The improved results in 2015 compared to 2014 are largely driven by returns earned on the Indiana and Ohio infrastructure replacement programs, offset somewhat by a decrease in electric margin primarily due to the favorable impacts of weather in the fourth quarter of 2014. Decreases in operating expenses related to performance-based compensation and the timing of power plant maintenance costs also favorably impacted earnings, as did increased research and development tax credits for certain qualifying information technology assets. Results in 2014 compared to 2013 reflect increased gas and electric margins. However, these increased margins were partially offset by higher operating expenses related to an increase in performance-based compensation expense and gas system maintenance resulting from the harsh winter in the first part of 2014.

Gas utility services
The gas utility segment earned $64.4 million during the year ended December 31, 2015, compared to $57.0 million in 2014 and $55.7 million in 2013. The improved results in the periods presented are primarily due to increased returns on the Indiana and Ohio infrastructure replacement programs as the investment in those programs continues to increase. Increased earnings in 2015 also resulted from growth in small customer count and a decrease in performance-based compensation expense. These increases were somewhat offset by the unfavorable impacts of weather on the Company's Ohio business in 2015. The increased margin in 2014 compared to 2013 was partially offset by higher operating expenses from increased performance-based compensation expense and increased weather-related maintenance of the gas system during the first half of 2014.

Electric utility services
The electric operations earned $82.6 million during 2015, compared to $79.7 million in 2014 and $75.8 million in 2013. Results in 2014 reflected the favorable impact of weather on retail electric margin, which management estimated the after tax impact to be approximately $2.2 million compared to 2015. Lower wholesale margin due primarily to lower market pricing also reduced 2015 results when compared to 2014. Lower operating expenses in 2015 driven primarily by decreases in power plant maintenance costs and performance-based compensation, favorably impacted 2015 results. Improved 2014 results compared to 2013 were due primarily to the impact of weather on retail electric margin, which management estimates the after tax impact to be approximately $1.1 million favorable compared to 2013 as well as an increase in lost revenue recovery margin related to electric conservation programs, which had an after tax favorable impact of $2.3 million. These improved results were offset somewhat by higher operating costs, including higher performance-based compensation and the acceleration of power supply maintenance projects completed in 2014.

Other utility operations
In 2015, earnings from other utility operations were $13.9 million, compared to $11.7 million in 2014 and $10.3 million in 2013. An increase in earnings was driven by a lower effective income tax rate in 2015, from increased research and development tax credits for certain qualifying information technology assets. Approximately $3.5 million of this increase was related to research and development tax credits for prior periods as the Internal Revenue Service recently issued guidance that provided clarifications of internal-use software that qualifies for the credit. The revaluation of Utility Group deferred income taxes related to the sale of Vectren Fuels and the rate reduction from a change in the Indiana tax legislation passed in 2014, resulted in higher earnings in 2014 compared to 2013.

Nonutility Group
Reported results for the Nonutility Group were earnings of $36.3 million in 2015, $18.0 million in 2014 and a loss of $4.5 million in 2013. Excluding Coal Mining results in 2014 and ProLiance results in 2013, the respective years of disposition, the Nonutility Group earned $39.1 million in 2014, compared to earnings of $33.0 million in 2013. Results in 2015 reflect a decrease in earnings from Infrastructure Services as certain bid projects were not renewed in 2015 and lower margin work was completed. This was due to an increasingly competitive environment as other contractors work to adjust crews and work load in the current lower oil price environment. Offsetting part of this decrease in earnings is an increase in earnings from Energy Services from increased revenues and increased tax deductions associated with energy efficiency projects. Results in 2014 compared to 2013 were unfavorably impacted by decreased results from Infrastructure Services due to the inability of work crews to complete work as planned because of the adverse winter weather in the early and latter parts of 2014. Energy Services results in 2014 compared to 2013 reflect reduced tax deductions associated with energy efficiency projects as well as a gain of $8.9 million after tax due to the reversal of the contingent consideration liability associated with the April 1, 2014 acquisition of the federal business unit of Chevron Energy Solutions, which resulted from the failure to meet certain earn out thresholds. These non-recurring earnings at Energy Services were used to fund the Vectren Foundation, a 501(c)(3) charitable organization, in an amount totaling $14.0 million, or $9.1 million after tax, which is reflected in Other operating expenses in the consolidated financial statements. Results in 2013 reflect losses at Coal Mining of $16.0 million.

Dividends

Dividends declared for the year ended December 31, 2015 were $1.540 per share, compared to $1.460 per share in 2014 and $1.425 per share in 2013.  In December 2015, the Company’s board of directors increased its quarterly dividend to $0.400 per share from $0.380 per share.  The increase marks the 56th consecutive year Vectren and predecessor companies have increased annual dividends paid.

Use of Non-GAAP Performance Measures and Per Share Measures

Results Excluding Coal Mining and ProLiance
This discussion and analysis contains non-GAAP financial measures that exclude the results related to Coal Mining in 2014 and ProLiance in 2013, the respective years of disposition.

Management uses consolidated net income, consolidated earnings per share, and Nonutility Group net income (loss), excluding the results from Coal Mining in 2014 and ProLiance in 2013, to evaluate its results. Coal Mining and ProLiance results that are excluded from the GAAP measures are inclusive of holding company costs (corporate allocations, interest and taxes). Management believes analyzing underlying and ongoing business trends is aided by the removal of Coal Mining and ProLiance results and the rationale for using such non-GAAP measures is that the Company has now exited the coal mining and gas marketing businesses. Management believes this presentation provides the best representation of the overall results of the ongoing operations.

A material limitation associated with the use of these measures is that measures excluding Coal Mining and ProLiance results do not include all costs recognized in accordance with GAAP. Management compensates for this limitation by prominently displaying a reconciliation of these non-GAAP performance measures to their closest GAAP performance measures. This display also provides financial statement users the option of analyzing results as management does or by analyzing GAAP results.

Contribution to Vectren's basic EPS
Per share earnings contributions of the Utility Group, Nonutility Group excluding Coal Mining results in 2014 and ProLiance results in 2013, and Corporate and Other are presented and are non-GAAP measures.  Such per share amounts are based on the earnings contribution of each group included in the Company’s consolidated results divided by the Company’s basic average shares outstanding during the period.  The earnings per share of the groups do not represent a direct legal interest in the assets and liabilities allocated to the groups; instead they represent a direct equity interest in the Company's assets and liabilities as a whole.  These non-GAAP measures are used by management to evaluate the performance of individual businesses.  In addition, other items giving rise to period over period variances, such as weather, may be presented on an after tax and per share basis.  These amounts are calculated at a statutory tax rate divided by the Company’s basic average shares outstanding during the period.  Accordingly, management believes these measures are useful to investors in understanding each business’ contribution to consolidated earnings per share and in analyzing consolidated period to period changes and the potential for earnings per share contributions in future periods.  Per share amounts of the Utility Group and the Nonutility Group are reconciled to the GAAP financial measure of basic EPS by combining the two. Any resulting differences are attributable to results from Corporate and Other operations. The non-GAAP financial measures disclosed by the Company should not be considered a substitute for, or superior to, financial measures calculated in accordance with GAAP, and the financial results calculated in accordance with GAAP.

The following table reconciles consolidated net income, consolidated basic EPS, and Nonutility Group net income (loss) to those results excluding Coal Mining results in 2014 and ProLiance results in 2013, the respective years of disposition.

	Twelve Months Ended December 31, 2014
(In millions, except EPS)	GAAP Measure	Exclude Coal Mining Losses	Non-GAAP Measure
Consolidated
Net Income	$166.9	$21.1	$188.0
Basic EPS	$2.02	$0.26	$2.28
Nonutility Group Net Income	$18.0	$21.1	$39.1

	Twelve Months Ended December 31, 2013
(In millions, except EPS)	GAAP Measure	Exclude ProLiance Losses	Non-GAAP Measure
Consolidated
Net Income	$136.6	$37.5	$174.1
Basic EPS	$1.66	$0.46	$2.12
Nonutility Group Net Income (Loss)	$(4.5)	$37.5	$33.0

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

Results of Operations of the Utility Group

The Utility Group is composed of Utility Holdings’ operations, which consists of the Company’s regulated utility operations and other operations that provide information technology and other support services to those regulated operations.  Regulated operations consist of a natural gas distribution business and an electric transmission and distribution business. The natural gas distribution business provides natural gas distribution and transportation services to nearly two-thirds of Indiana and about 20 percent of Ohio, primarily in the west-central area. The electric transmission and distribution business provides electric distribution services primarily to southwestern Indiana, and its power generating and wholesale power operations.  In total, these regulated operations supply natural gas and/or electricity to over one million customers. Utility Group operating results before certain intersegment eliminations follow:

	Year Ended December 31,
(In millions, except per share data)	2015	2014	2013
OPERATING REVENUES
Gas utility	$792.6	$944.6	$810.0
Electric utility	601.6	624.8	619.3
Other	0.3	0.3	0.3
Total operating revenues	1,394.5	1,569.7	1,429.6
OPERATING EXPENSES
Cost of gas sold	305.4	468.7	358.1
Cost of fuel & purchased power	187.5	201.8	202.9
Other operating	339.1	354.5	333.4
Depreciation & amortization	208.8	203.1	196.4
Taxes other than income taxes	57.1	60.2	57.2
Total operating expenses	1,097.9	1,288.3	1,148.0
OPERATING INCOME	296.6	281.4	281.6
Other income - net	18.7	16.8	10.5
Interest expense	66.3	66.6	65.0
INCOME BEFORE INCOME TAXES	249.0	231.6	227.1
Income taxes	88.1	83.2	85.3
NET INCOME	$160.9	$148.4	$141.8
CONTRIBUTION TO VECTREN BASIC EPS	$1.95	$1.80	$1.72

The Regulatory Environment
Gas and electric operations are regulated by the IURC, with regard to retail rates and charges, terms of service, accounting matters, financing, and certain other operational matters specific to its Indiana customers (the operations of SIGECO and Indiana Gas).  The retail gas operations of VEDO are subject to regulation by the PUCO.
In the Company’s two Indiana natural gas service territories, normal temperature adjustment (NTA) and decoupling mechanisms largely mitigate the effect that would otherwise be caused by variations in volumes sold to residential and commercial customers due to weather and changing consumption patterns.  Similar usage risks in Ohio are diminished by a straight fixed variable rate design for the Company’s residential customers.  In addition to these mechanisms, the commissions have authorized gas infrastructure replacement programs in all natural gas service territories, which allow for recovery of these investments outside of a base rate case proceeding. Further, rates charged to natural gas customers in Indiana contain a gas cost adjustment (GCA) clause and electric rates contain a fuel adjustment clause (FAC). Both of these cost tracker mechanisms allow for the timely adjustment in charges to reflect changes in the cost of gas and cost for fuel. The Company utilizes similar mechanisms for other material operating costs, which allow for changes in revenue outside of a base rate case. Primarily as a result of rate mechanisms, the Company's last increase in base rates was 2011 for its electric business and 2009 for its gas business.

Rate Design Strategies
Sales of natural gas and electricity to residential and commercial customers are largely seasonal and are impacted by weather.  Trends in the average consumption among natural gas residential and commercial customers have tended to decline as more efficient appliances and furnaces are installed, and as the Company’s utilities have implemented conservation programs.  In the

Company’s two Indiana natural gas service territories, normal temperature adjustment (NTA) and decoupling mechanisms largely mitigate the effect that would otherwise be caused by variations in volumes sold to these customers due to weather and changing consumption patterns.  The Ohio natural gas service territory has a straight fixed variable rate design for its residential customers.  This rate design, which was fully implemented in February 2010, mitigates approximately 90 percent of the Ohio service territory’s weather risk and risk of decreasing consumption specific to its small customer classes.

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
The IURC has also applied the statute authorizing GCA and FAC procedures to reduce rates when necessary to limit net operating income to a level authorized in its last general rate order through the application of an earnings test.  In the periods presented, the Company has not been impacted by the earnings test.
In Indiana, gas pipeline integrity management operating costs, costs to fund energy efficiency programs, MISO costs, and the gas cost component of uncollectible accounts expense based on historical experience are recovered by mechanisms outside of typical base rate recovery.  In addition, certain operating costs, including depreciation associated with federally mandated investments, gas distribution and transmission infrastructure replacement investments, and regional electric transmission assets not in base rates are also recovered by mechanisms outside of typical base rate recovery.
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

Utility Group Margin

Throughout this discussion, the terms Gas utility margin and Electric utility margin are used.  Gas utility margin is calculated as Gas utility revenues less the Cost of gas sold.  Electric utility margin is calculated as Electric utility revenues less Cost of fuel & purchased power.  The Company believes Gas utility and Electric utility margins are better indicators of relative contribution than revenues since gas prices and fuel and purchased power costs can be volatile and these are generally collected on a dollar-for-dollar basis from customers.

In addition, the Company separately reflects regulatory expense recovery mechanisms within Gas utility margin and Electric utility margin.  These amounts represent dollar-for-dollar recovery of other operating expenses. The Company utilizes these approved regulatory mechanisms to recover variations in operating expenses from the amounts reflected in base rates and are generally expenses that are subject to volatility.  Following is a discussion and analysis of margin generated from regulated utility operations.

Gas utility margin
Gas utility margin and throughput by customer type follows:

	Year Ended December 31,
(In millions)	2015	2014	2013
Gas utility revenues	$792.6	$944.6	$810.0
Cost of gas sold	305.4	468.7	358.1
Total gas utility margin	$487.2	$475.9	$451.9
Margin attributed to:
Residential & commercial customers	$360.8	$347.4	$341.1
Industrial customers	61.4	59.3	58.0
Other	9.3	11.1	9.7
Regulatory expense recovery mechanisms	55.7	58.1	43.1
Total gas utility margin	$487.2	$475.9	$451.9
Sold & transported volumes in MMDth attributed to:
Residential & commercial customers	104.9	122.6	111.9
Industrial customers	125.3	116.6	111.7
Total sold & transported volumes	230.2	239.2	223.6

Gas utility margins were $487.2 million for the year ended December 31, 2015, and compared to 2014, increased $11.3 million. Margin increased from returns on infrastructure replacement programs in Indiana and Ohio of $14.1 million compared to 2014. Customer margin also increased $1.5 million compared to 2014 from small customer growth. With rate designs that substantially limit the impact of weather on margin, heating degree days that were 95 percent of normal in Ohio and 88 percent of normal in Indiana during 2015, compared to 110 percent of normal in Ohio and 107 percent of normal in Indiana during 2014, had only a slight unfavorable impact on small customer margin. However, warmer weather did decrease sold and transported volumes, resulting in lower regulatory expense recovery margin and a corresponding decrease in operating expenses. Regulatory expense recovery margin decreased $2.4 million compared to 2014.

For the year ended December 31, 2014, gas utility margins increased $24.0 million compared to 2013.  Heating degree days that were 110 percent of normal in Ohio and 107 percent of normal in Indiana during 2014, compared to 103 percent of normal in Ohio and 102 percent of normal in Indiana during 2013, had a slight favorable impact on small customer margin. Colder weather increased sold and transported volumes, which was the primary driver in the higher regulatory expense recovery margin and a corresponding increase in operating expenses. Regulatory expense recovery margin increased $15.0 million compared to 2013. Customer margin increased $3.8 million compared to 2013 from small customer growth and large customer usage. Additionally, margin was favorably impacted by $3.5 million from the return from infrastructure replacement programs, particularly in Ohio in 2014 compared to 2013.

Electric utility margin (Electric utility revenues less Cost of fuel & purchased power)
Electric utility margin and volumes sold by customer type follows:

	Year Ended December 31,
(In millions)	2015	2014	2013
Electric utility revenues	$601.6	$624.8	$619.3
Cost of fuel & purchased power	187.5	201.8	202.9
Total electric utility margin	$414.1	$423.0	$416.4
Margin attributed to:
Residential & commercial customers	$258.6	$260.8	$255.8
Industrial customers	109.7	111.2	108.7
Other	4.5	5.5	4.8
Regulatory expense recovery mechanisms	9.6	11.6	10.5
Subtotal: retail	$382.4	$389.1	$379.8
Wholesale power & transmission system margin	31.7	33.9	36.6
Total electric utility margin	$414.1	$423.0	$416.4
Electric volumes sold in GWh attributed to:
Residential & commercial customers	2,714.4	2,762.3	2,722.1
Industrial customers	2,721.5	2,804.6	2,735.2
Other customers	22.2	22.6	21.8
Total retail volumes sold	5,458.1	5,589.5	5,479.1

Retail
Electric retail utility margins were $382.4 million for the year ended December 31, 2015 and, compared to 2014, decreased by $6.7 million. Electric results, which are not protected by weather normalizing mechanisms, reflect a $3.6 million decrease from weather in small customer margin as heating degree days were 88 percent of normal in 2015 compared to 107 percent of normal in 2014. While cooling degree days were 111 percent of normal in 2015 compared to 104 percent of normal in 2014, the increase in margin resulting from the increase in cooling degree days only partially offset the large decrease caused by the warmer winter in 2015. As energy conservation initiatives continue, the Company's lost revenue recovery mechanism related to electric conservation programs contributed increased margin of $0.7 million compared to the prior year. Results also reflect a decrease in large customer usage of $1.5 million largely driven by timing of customer plant maintenance resulting in lower customer throughput. Margin from regulatory expense recovery mechanisms decreased $2.0 million as operating expenses associated with the electric conservation programs decreased.

In 2014, Electric retail utility margins were $389.1 million for the year ended December 31, 2014 and, compared to 2013, increased by $9.3 million.  As energy conservation initiatives continue, the Company's lost revenue recovery mechanism related to electric conservation programs contributed increased margin of $3.9 million compared to 2013. Electric results, which are not protected by weather normalizing mechanisms, experienced a $1.8 million increase from weather in small customer margin as heating degree days were 107 percent of normal in 2014 compared to 102 percent of normal in 2013 and cooling degree days were 104 percent of normal in 2014 compared to 103 percent of normal in 2013. Results also reflect increased large customer usage, which had a favorable margin impact of $2.0 million. Margin from regulatory expense recovery mechanisms increased $1.1 million driven primarily by a corresponding increase in operating expenses associated with MISO costs.

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

Margin from Wholesale Electric Activities
The Company earns a return on electric transmission projects constructed by the Company in its service territory that meet the criteria of the MISO’s regional transmission expansion plans and also markets and sells its generating and transmission capacity to optimize the return on its owned assets.  Substantially all off-system sales are generated in the MISO Day Ahead and Real Time markets when sales into the MISO in a given hour are greater than amounts purchased for native load.  Further detail of MISO off-system margin and transmission system margin follows:

	Year Ended December 31,
(In millions)	2015	2014	2013
MISO Transmission system margin	$25.5	$26.1	$29.4
MISO Off-system margin	6.2	7.8	7.2
Total wholesale margin	$31.7	$33.9	$36.6

Transmission system margin associated with qualifying projects, including the reconciliation of recovery mechanisms, and other transmission system operations, totaled $25.5 million during 2015, compared to $26.1 million in 2014 and $29.4 million in 2013.  Results in 2015 and 2014 reflect lower returns on transmission investments associated with pending FERC ROE complaints. To date, the Company has invested $157.7 million in qualifying projects. The net plant balance for these projects totaled $140.2 million at December 31, 2015. These projects include an interstate 345 kV transmission line that connects the Company’s A.B. Brown Generating Station to a generating station in Indiana owned by Duke Energy to the north and to a generating station in Kentucky owned by Big Rivers Electric Corporation to the south; a substation; and another transmission line. Although the allowed return is currently being challenged as discussed below in Rate and Regulatory Matters, once placed into service, these projects earn a FERC approved equity rate of return of 12.38 percent on the net plant balance. Operating expenses are also recovered. The Company has established a reserve pending the outcome of these complaints. The 345 kV project is the largest of these qualifying projects, with a cost of $106.8 million that earned the FERC approved equity rate of return, including while under construction. The last segment of that project was placed into service in December 2012.

For the year ended December 31, 2015, margin from off-system sales was $6.2 million, compared to $7.8 million in 2014 and $7.2 million in 2013.  The base rate changes implemented in May 2011 require that wholesale margin from off-system sales earned above or below $7.5 million per year are shared equally with customers.  Results in 2015 compared to 2014 reflect lower market pricing due to low natural gas prices, net of sharing. Off-system sales were 337.8 GWh in 2015, compared to 651.1 GWh in 2014, and 514.4 GWh in 2013.

Utility Group Operating Expenses

Other Operating
For the year ended December 31, 2015, Other operating expenses were $339.1 million, and compared to 2014, decreased $15.4 million.  The decrease in operating costs for the year is primarily due to decreases in costs not recovered directly in margin. Excluding pass through costs, other operating expenses decreased $15.3 million compared to 2014, primarily from a decrease in performance-based compensation expense of $7.1 million and decreased expenses in power plant maintenance costs of $6.9 million.

For the year ended December 31, 2014, Other operating expenses increased $21.1 million compared to 2013.  Costs recovered directly in margin account for $12.4 million of the increase during 2014. Excluding these pass through costs, other operating expenses increased $8.7 million in 2014, compared to 2013, primarily from an increase in performance-based compensation expense of $5.5 million and increased expenses related to gas system maintenance of $4.3 million largely due to the harsh winter weather in the first part of 2014.

Depreciation & Amortization
For the year ended December 31, 2015, Depreciation and amortization expense was $208.8 million, compared to $203.1 million in 2014 and $196.4 million in 2013. Results in the periods presented reflect increased utility plant investments placed into service.

Taxes Other Than Income Taxes
Taxes other than income taxes decreased $3.1 million in 2015 compared to 2014 and increased $3.0 million in 2014 compared to 2013. The decrease in 2015 is primarily due to decreased gas costs and thus lower revenues and related revenue taxes. The increase in 2014 compared to 2013 was primarily due to higher revenue taxes associated with increased consumption and higher gas costs.

Other Income-Net
Other income-net reflects income of $18.7 million in 2015, compared to $16.8 million in 2014 and $10.5 million in 2013. Results include increased allowance for funds used during construction (AFUDC) of approximately $4.7 million in 2015 compared to 2014. These increases are partially offset by decreases in returns on assets that fund certain benefit plans. Results in 2014 also reflect increased AFUDC of $7.5 million in 2014 compared to 2013. The increased AFUDC in the periods presented is driven by increased capital expenditures related to gas utility infrastructure replacement investments.

Income Taxes
For the year ended December 31, 2015, Utility Group federal and state income taxes were $88.1 million, compared to $83.2 million in 2014 and $85.3 million in 2013.  While income taxes increased primarily due to increased income in 2015, the income tax rate in 2015 decreased from 2014 due to an increase in research and development tax credits. The decrease in income taxes in 2014 compared to 2013 was due to the revaluation of Utility Group deferred income taxes related to the sale of Vectren Fuels, Inc. in 2014. Additionally, 2015 and 2014 reflect increases in tax deductions for domestic production activity compared to 2013.

Gas Rate and Regulatory Matters

Regulatory Treatment of Investments in Natural Gas Infrastructure Replacement
The Company monitors and maintains its natural gas distribution system to ensure natural gas is delivered in a safe and efficient manner. The Company's natural gas utilities are currently engaged in programs to replace bare steel and cast iron infrastructure and other activities in both Indiana and Ohio to mitigate risk, improve the system, and comply with applicable regulations, many of which are a result of federal pipeline safety requirements. Laws passed in both Indiana and Ohio provide utilities the opportunity to timely recover costs of federally mandated projects and other infrastructure improvement projects outside of a base rate proceeding.

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

In April 2013, Indiana Senate Bill 560 (Senate Bill 560) was signed into Indiana law. This legislation supplements Senate Bill 251 described above, and provides for cost recovery outside of a base rate proceeding for projects that either improve electric and gas system reliability and safety or are economic development projects that provide rural areas with access to gas service. Provisions of the legislation require that, among other things, requests for recovery include a seven-year project plan. Once the plan is approved by the IURC, 80 percent of such costs are eligible for current recovery using a periodic rate adjustment mechanism. Recoverable costs include a return on the investment that reflects the current capital structure and associated costs, with the exception of the rate of return on equity, which remains fixed at the rate determined in the Company's last rate case. Recoverable costs also include recovery of depreciation and other operating expenses. The remaining 20 percent of project costs are deferred and recovered in the utility’s next general rate case, which must be filed before the expiration of the seven-year plan. The adjustment mechanism is capped at an annual increase in retail revenues of no more than two percent.

In June 2011, Ohio House Bill 95 (House Bill 95) was signed into law. Outside of a base rate proceeding, this legislation permits a natural gas utility to apply for recovery of much of its capital expenditure program. The legislation also allows for the deferral of costs, such as depreciation, property taxes, and debt-related post-in-service carrying costs until recovery is approved by the PUCO.

Indiana Recovery and Deferral Mechanisms
The Company's Indiana natural gas utilities received Orders in 2008 and 2007 associated with the most recent base rate cases. These Orders authorized the deferral of financial impacts associated with bare steel and cast iron replacement activities. The Orders provide for the deferral of depreciation and post-in-service carrying costs on qualifying projects totaling $20 million annually at Indiana Gas and $3 million annually at SIGECO. The debt-related post-in-service carrying costs are recognized in the Consolidated Statements of Income currently. The recording of post-in-service carrying costs and depreciation deferral is limited by individual qualifying projects to three years after being placed into service at SIGECO and four years after being placed into service at Indiana Gas. At December 31, 2015 and December 31, 2014, the Company has regulatory assets totaling $19.9 million and $16.4 million, respectively, associated with the deferral of depreciation and debt-related post-in-service carrying cost activities. Beginning in 2014, all bare steel and cast iron replacement activities are now part of the Company’s seven-year capital investment plan filed pursuant to Senate Bill 251 and 560, discussed further below.

Requests for Recovery under Indiana Regulatory Mechanisms
On August 27, 2014, the IURC issued an Order (August 2014 Order) approving the Company’s seven-year capital infrastructure replacement and improvement plan, beginning in 2014, and the proposed accounting authority and recovery. Compliance projects and other infrastructure improvement projects were approved pursuant to Senate Bill 251 and 560, respectively. As provided in the two laws, the Order approved semi-annual filings for rate recovery of 100 percent of the costs, inclusive of return, related to these capital investments and operating expenses, with 80 percent of the costs, including a return, recovered currently via an approved tracking mechanism and 20 percent of the costs deferred and recovered in the Company’s next base rate proceeding. In addition, the Order established guidelines to annually update the seven-year capital investment plan. Finally, the Order approved the Company’s proposal to recover eligible costs via a fixed monthly charge per residential customer.

On September 26, 2014, the OUCC filed an appeal of the IURC's finding that the remaining value of retired assets replaced during the infrastructure projects should not be netted against the cost being recovered in the tracking mechanism. In June 2015, the Indiana Court of Appeals issued an opinion in favor of the Company that affirmed the IURC's August 2014 Order approving the infrastructure plan.

On January 14, 2015, the IURC issued an Order approving the Company’s initial request for recovery of the revenue requirement through June 30, 2014 as part of its approved seven-year plan. Also, consistent with the guidelines set forth in the original August 2014 Order, the IURC approved the Company’s update to its seven-year plan, to reflect changes to project prioritization as a result of both additional risk modeling and changes to estimated project costs.
On April 1, 2015, the Company filed its second request for recovery of the revenue requirement associated with capital investment and applicable operating costs through December 31, 2014. On June 1, 2015, the Company amended its case to delay the recovery of a portion of the investment associated with Senate Bill 560 made from July 2014 to December 2014, until its third filing when it committed to provide additional project detail for the later years of the plan. This commitment was as a result of an Indiana Court of Appeals decision regarding the approval of Northern Indiana Public Service Company's (NIPSCO) proposed electric Transmission, Distribution, and Storage Improvement Charge (TDSIC) plan, and challenges to TDSIC plans filed by other Indiana utilities.
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
On October 1, 2015, the Company filed its third request for recovery of the revenue requirement associated with capital investment and applicable operating costs through June 30, 2015, including investment associated with Senate Bill 560 made from July 2014 to December 2014 that had been delayed in the second request. The Company provided an update to its seven-year plan, as well as additional detail on the planned investments included in the plan. The updated plan reflects capital expenditures of approximately $1 billion, an increase of $100 million from the previous plan, of which $272 million has been spent as of December 31, 2015. The ability to include new projects as part of an updated Senate Bill 560 plan has been challenged in this case.
As of December 31, 2015, the Commission has approved project categories that encompass planned infrastructure investments during the plan term of approximately $800 million of the proposed $1 billion of capital spend. The remaining proposed amount is now pending approval in the third request for recovery. Pursuant to the process outlined in Senate Bill 560, the Company expects an order in early 2016.
At December 31, 2015 and December 31, 2014, the Company has regulatory assets totaling $28.6 million and $11.4 million, respectively, associated with the return on investment as well as the deferral of depreciation and other operating expenses.
Ohio Recovery and Deferral Mechanisms
The PUCO Order approving the Company's 2009 base rate case in the Ohio service territory authorized a distribution replacement rider (DRR). The DRR's primary purpose is recovery of investments in utility plant and related operating expenses associated with replacing bare steel and cast iron pipelines and certain other infrastructure. This rider is updated annually for qualifying capital expenditures and allows for a return on those capital expenditures based on the rate of return approved in the 2009 base rate case. In addition, deferral of depreciation and the ability to accrue debt-related post-in-service carrying costs is also allowed until the related capital expenditures are included in the DRR. The Order also initially established a prospective bill impact evaluation on the annual deferrals. To date, the Company has made capital investments under this rider totaling $202.5 million. Regulatory assets associated with post-in-service carrying costs and depreciation deferrals were $18.2 million and $13.1 million at December 31, 2015 and December 31, 2014, respectively. Due to the expiration of the initial five-year term for the DRR in early 2014, the Company filed a request in August 2013 to extend and expand the DRR. On February 19, 2014, the PUCO issued an Order approving a Stipulation entered into by the PUCO Staff and the Company which provided for the extension of the DRR for the recovery of costs incurred through 2017 and expanded the types of investment covered by the DRR to include recovery of other infrastructure investments. The Order limits the resulting DRR fixed charge per month for residential and small general service customers to specific graduated levels over the next five years. The Company's five-year capital expenditure plan related to these infrastructure investments for calendar years 2013 through 2017 totals approximately $200 million. The capital expenditure plan is subject to the graduated caps on the fixed DRR monthly charge applicable to residential and small general service customers approved in the Order; however, the plan is not expected to exceed those caps. In addition, the Order approved the Company's commitment that the DRR can only be further extended as part of a base rate case. On August 26, 2015, the Company received an Order approving its adjustment to the DRR for recovery of costs incurred through December 31, 2014.

Given the extension of the DRR through 2017 as discussed above and the continued ability to defer other capital expenses under House Bill 95, it is anticipated that the Company will file a general rate case for the inclusion in rate base of the above costs near the expiration of the DRR. As such, the bill impact limits discussed below are not expected to be reached given the Company's capital expenditure plan during the remaining two-year time frame.

The PUCO has also issued Orders approving the Company's filings under Ohio House Bill 95. These Orders approve deferral of the Company’s Ohio capital expenditure program for items not covered by the DRR as well as expenditures necessary to comply with PUCO rules, regulations, orders, and system expansion to some new customers. Ohio House Bill 95 Orders also have established a prospective bill impact evaluation on the cumulative deferrals, limiting the total deferrals at a level which would equal $1.50 per residential and small general service customer per month. As of December 31, 2015, the Company's deferrals have not reached this bill impact cap. In addition, the Orders approved the Company's proposal that subsequent requests for accounting authority will be filed annually in April. The Company submitted its most recent annual filing on April 30, 2015, which covers the Company’s capital expenditure program through calendar year 2015. During 2015 and 2014, these approved capital expenditure programs under House Bill 95 generated Other income associated with the debt-related post-in-service carrying costs totaling $6.4 million and $3.9 million, respectively. Deferral of deprecation and property tax expenses related to these programs in 2015 and 2014 totaled $5.4 million and $3.1 million, respectively.

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

Electric Rate and Regulatory Matters

SIGECO Electric Environmental Compliance Filing
On January 28, 2015, the IURC issued an Order (January Order) approving the Company’s request for approval of capital investments on its coal-fired generation units to comply with new EPA mandates related to mercury and air toxic standards (MATS) effective in 2015 and to address an outstanding Notice of Violation (NOV) from the EPA. As of December 31, 2015, approximately $30 million has been spent on equipment to control mercury in both air and water emissions, and $29 million to address the issues raised in the NOV proceeding on the increase in sulfur trioxide emissions. The total investment is estimated to be between $75 million and $85 million. The Order approved the Company’s request for deferred accounting treatment, as supported by provisions under Indiana Senate Bill 29 (Senate Bill 29) and Senate Bill 251. The accounting treatment includes the deferral of depreciation and property tax expense related to these investments, accrual of post-in-service carrying costs, and deferral of incremental operating expenses related to compliance with these standards. The initial phase of the projects went into service in 2014, with the remaining investment occurring in 2015 and 2016. As of December 31, 2015, the Company has approximately $2.7 million deferred related to depreciation, property tax, and operating expense, and $1.1 million deferred related to post-in-service carrying costs.

In March 2015, the Company was notified that certain parties had filed a Notice of Appeal with the Indiana Court of Appeals in response to the IURC's Order. In June 2015, Joint Appellants’ Citizens Action Coalition of Indiana, Inc., Sierra Club, Inc., and Valley Watch, Inc. (the appellants) filed a brief which challenged the sufficiency of the findings in the IURC's January Order approving the Company’s investments and proposed accounting treatment in terms of whether that Order made certain findings required by statute. On October 29, 2015, the Indiana Court of Appeals issued its opinion affirming the IURC’s findings with regard to equipment required to comply with MATS and certain national pollutant discharge elimination system rules (approximately $35 million). The Court remanded the case back to the IURC so that it can make the findings required by statute with regard to equipment required by the NOV (approximately $40 million). On February 12, 2016, the appellants filed a petition to reopen the evidentiary record in the case in order to submit additional evidence. The Company has opposed the motion and believes the IURC already has a sufficient record in this case. As it pertains to the equipment requirement required by the NOV, given the Commission’s previous approval of this project, the Company believes the Commission will make these findings and issue a new order in support of the project.

SIGECO Electric Demand Side Management (DSM) Program Filing
On August 31, 2011, the IURC issued an Order approving an initial three-year DSM plan in the SIGECO electric service territory that complied with the IURC’s energy saving targets. Consistent with the Company’s proposal, the Order approved, among other items, the following: 1) recovery of costs associated with implementing the DSM Plan; 2) the recovery of a performance incentive mechanism based on measured savings related to certain DSM programs; 3) lost margin recovery associated with the implementation of DSM programs for large customers. On June 20, 2012, the IURC issued an Order approving a small customer lost margin recovery mechanism, inclusive of all previous deferrals. For the year ended December 31, 2015, 2014, and 2013, the Company recognized electric utility revenue of $10.1 million, $8.7 million, and $5.0 million, respectively, associated with this approved lost margin recovery mechanism.

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

On May 6, 2015, Indiana's governor signed Indiana Senate Bill 412 (Senate Bill 412) into law requiring electricity suppliers to submit energy efficiency plans to the IURC at least once every three years. Senate Bill 412 also supports the recovery of all program costs, including lost revenues and financial incentives associated with those plans and approved by the IURC. The Company made its first filing pursuant to this bill in June 2015, which proposed energy efficiency programs for calendar years 2016 and 2017. In September 2015, the Company received an Order to continue offering and recovering the associated cost of its 2015 programs until March 31, 2016. In October 2015, the OUCC and Citizens Action Coalition of Indiana filed testimony recommending the rejection of the Company’s plan, contending it was not reasonable under the terms of Senate Bill 412 due to the program design and the Company’s proposal to recover lost revenues and incentives associated with the measures. Vectren filed rebuttal testimony in October 2015 defending the plan’s compliance with Senate Bill 412. The Company expects an order in the first quarter of 2016.

FERC Return on Equity (ROE) Complaints
On November 12, 2013, certain parties representing a group of industrial customers filed a joint complaint with the FERC under Section 206 of the Federal Power Act against the MISO and various MISO transmission owners, including SIGECO. The joint parties seek to reduce the 12.38 percent ROE used in the MISO transmission owners’ rates, including SIGECO’s formula transmission rates, to 9.15 percent, and to set a capital structure in which the equity component does not exceed 50 percent. A second customer complaint case was filed on February 11, 2015 as the maximum FERC-allowed refund period for the November 12, 2013 case ended February 11, 2015. As of December 31, 2015, the Company had invested approximately $157.7 million in qualifying projects. The net plant balance for these projects totaled $140.2 million at December 31, 2015.

These joint complaints are similar to a complaint against the New England Transmission Owners (NETO) filed in September 2011, which requested that the 11.14 percent incentive return granted on qualifying investments in NETO be lowered. On October 16, 2014, the FERC issued an Order in the NETO case approving a 10.57 percent return on equity and a calculation methodology.

The FERC acknowledged that the pending complaint raised against the MISO transmission owners is reasonable and denied the portion of the complaint addressing the equity component of the capital structure. An initial decision from its administrative law judge was received on December 22, 2015, authorizing the transmission owners to collect a Base ROE of 10.32 percent from November 12, 2013 through February 11, 2015 (the “first refund period”). The FERC is expected to rule on the proposed order in late 2016. A procedural schedule has been established for the second customer complaint case, establishing a target date of June 30, 2016 for the initial decision.

Separately, on January 6, 2015, the FERC approved a MISO transmission owner joint request for an adder to the approved ROE. Under FERC regulations, transmission owners that are part of a Regional Transmission Organization (RTO) such as the MISO are authorized to earn an incentive of 50 basis points above the FERC approved ROE. The FERC deferred the implementation of this adder until the pending complaint is resolved. Once the FERC sets a new ROE in the complaint case, this adder will be applied to that ROE, with retroactive billing to occur back to January 7, 2015.

The Company has established a reserve considering both the initial decision and the approved 50 basis points adder.

Warrick Unit 4
SIGECO and Alcoa Generating Corporation (AGC), a subsidiary of Alcoa, Inc. (Alcoa), own the 300 MW unit at the Warrick Power Plant (Warrick Unit 4) as tenants in common. SIGECO's proportionate cost of the unit is included in rate base. In January 2016, Alcoa announced plans to close its smelter operations by the end of the first quarter 2016. Historically, on-site generation owned and operated by AGC has been used to provide power to the smelter, as well as other mill operations, which will continue. Generation from Alcoa's share of the Warrick Unit 4 has historically been sold into the MISO market. The Company is actively working with Alcoa on plans related to continued operation of their generation, anticipating that more will be known toward the end of 2016.

Environmental Matters

The Company's utility operations and properties are subject to extensive environmental regulation pursuant to a variety of federal, state and municipal laws and regulations. These environmental regulations impose, among other things, restrictions, liabilities, and obligations in connection with the storage, transportation, treatment, and disposal of hazardous substances and limit airborne emissions from electric generating facilities including particulate matter, sulfur dioxide (SO2), nitrogen oxide (NOx), and mercury, among others. Environmental legislation and regulation also requires that facilities, sites, and other properties associated with the Company's operations be operated, maintained, abandoned, and reclaimed to the satisfaction of applicable regulatory authorities. The Company's current costs to comply with these laws and regulations are significant to its results of operations and financial condition.

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

In July 2014, a coalition of twenty-one states, including Indiana, filed a petition with the U.S. Supreme Court seeking review of the decision of the appellate court that found the EPA appropriately based its decision to list coal and oil fired generation units as a source of the pollutants at issue solely on those pollutants’ impact on public health. On June 29, 2015, the U.S. Supreme Court reversed the appellate court decision on the basis of the EPA’s failure to consider costs before determining whether it was appropriate and necessary to regulate steam electric generating units under Section 112 of the Clean Air Act. The Court did not vacate the rule, but remanded the MATS rule back to the appellate court for further proceedings consistent with the opinion. MATS compliance was required to commence April 16, 2015, and the Company continues to operate in full compliance with the MATS rule. On December 15, 2015, the appellate court agreed to keep the current MATS rule in place while the agency completes the supplemental cost analysis ordered by the Court.

Notice of Violation for A.B. Brown Power Plant
The Company received a NOV from the EPA in November 2011 pertaining to its A.B. Brown generating station. The NOV asserts when the facility was equipped with Selective Catalytic Reduction (SCR) systems, the correct permits were not obtained or the best available control technology to control incidental sulfuric acid mist was not installed. While the Company did not agree with notice, it reached a final settlement with the EPA to resolve the NOV in December 2015.

As noted previously, on January 28, 2015, the IURC issued an Order approving the Company’s request for approval of capital investments on its coal-fired generation units to comply with new EPA mandates related to MATS effective in 2015 and to address the outstanding NOV regarding SO3 emissions from the EPA. The total investment is estimated to be between $75 million and $85 million, roughly half of which has been spent to control mercury in both air and water emissions, and the remaining investment has been made to address the issues raised in the NOV.

In March 2015, the Company was notified that certain parties had filed a Notice of Appeal with the Indiana Court of Appeals in response to the IURC's Order. In June 2015, Joint Appellants’ Citizens Action Coalition of Indiana, Inc., Sierra Club, Inc., and Valley Watch, Inc. (the appellants) filed a brief which challenged the sufficiency of the findings in the IURC's January Order approving the Company’s investments and proposed accounting treatment in terms of whether that Order made certain findings required by statute. On October 29, 2015, the Indiana Court of Appeals issued its opinion affirming the IURC’s findings with regard to equipment required to comply with MATS and certain national pollutant discharge elimination system rules (approximately $35 million). The Court remanded the case back to the IURC so that it can make the findings required by statute with regard to equipment required by the NOV (approximately $40 million). On February 12, 2016, the appellants filed a petition to reopen the evidentiary record in the case in order to submit additional evidence. The Company has opposed the motion and believes the IURC already has a sufficient record in this case. As it pertains to the equipment requirement required by the NOV, given the Commission’s previous approval of this project, the Company believes the Commission will make these findings and issue a new order in support of the project.

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

One Hour SO2 NAAQS
On February 16, 2016, the EPA notified states of the commencement of a 120 day consultation period between the state and the EPA with respect to the EPA's recommendations for new non-attainment designations for the 2010 One Hour SO2 NAAQS. Identified on the list was Posey County, Indiana, in which the Company's A.B. Brown Generating Station is located. While the Company is in compliance with all applicable SO2 limits in its permits, the Company is currently working with the state of Indiana on voluntary measures that the Company may take without significant incremental costs to ensure that Posey County remains in attainment with the 2010 One Hour SO2 NAAQS. The Company's coal-fired generating fleet is 100 percent scrubbed for SO2 and 90 percent controlled for NOx.

Coal Ash Waste Disposal, Ash Ponds and Water

Coal Combustion Residuals Rule
In December 2014, the EPA released its final Coal Combustion Residuals (CCR) rule which regulates ash as non-hazardous material under Subtitle D of the Resource Conservation and Recovery Act (RCRA). On April 17, 2015, the final rule was published in the Federal Register. The final rule allows beneficial reuse of ash and the Company will continue to reuse a majority of its ash. Legislation is currently being considered by Congress that would provide for enforcement of the federal program by states rather than through citizen suits. Additionally, the CCR rule is currently being challenged by multiple parties in judicial review proceedings. Opening briefs were filed by those parties in December of 2015, with full briefing not expected to be complete until May 2016.

Under the final CCR rule, the Company is required to complete a series of integrity assessments, including seismic modeling given the Company’s facilities are located within two seismic zones, and groundwater monitoring studies to determine the remaining service life of the ponds and whether a pond must be retrofitted with liners or closed in place, with bottom ash handling conversions completed. In late 2015, the Company prepared preliminary cost estimates to retire the ash ponds at the end of their useful lives based on interpretation of the available closure alternatives contemplated in the final rule that ranged from approximately $35 million to $80 million. These estimates contemplated final capping and monitoring costs of the ponds at both F.B. Culley and A.B. Brown generating stations. At this time the Company does not believe that these rules are applicable to its Warrick generating unit, as this unit is part of a larger generating station that predominantly serves an adjacent industrial facility. The Company continues to refine the assumptions, engineering analyses and resulting cost estimates. Further analysis and the refinement of assumptions may result in estimated costs that could be significantly in excess of the current range of $35 million to $80 million.

At September 30, 2015, the Company recorded an approximate $25 million asset retirement obligation (ARO). The recorded ARO reflected the present value of the approximate $35 million in estimated costs in the range above. These assumptions and estimations are subject to change in the future and could materially impact the amount of the estimated ARO.

Effluent Limitation Guidelines (ELGs)
Under the Clean Water Act, the EPA sets technology-based guidelines for water discharges from new and existing facilities. On September 30, 2015, the EPA released final revisions to the existing steam electric ELGs setting stringent technology-based water discharge limits for the electric power industry. The EPA focused this rulemaking on wastewater generated primarily by pollution control equipment necessitated by the comprehensive air regulations, specifically setting strict water discharge limits for arsenic, mercury and selenium for scrubber waste waters. The ELGs will be implemented when existing water discharge permits for the plants are renewed, with compliance activities expected to commence within the 2018-2023 time frame. Current wastewater discharge permits for the Brown and Culley power plants expire in October and December 2016, respectively. The Company is working with the State on permit renewals which will include a compliance schedule for ELGs. In no event will compliance with the ELGs be required prior to November 2018. The ELGs work in tandem with the recently released CCR requirements, effectively prohibiting the use of less costly lined sediment basin options for disposal of coal combustion residuals, and virtually mandate conversions to dry bottom ash handling.

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

•
Reducing methane emissions through continued replacement of bare steel and cast iron gas distribution pipeline and other actions such as implementing distribution integrity management measures, installing more excess flow and remote control valves on service lines and transmission systems, and enhanced damage prevention programs;

•	Developing renewable energy and energy efficiency performance contracting projects through its Energy Services segment; and

•	Helping energy producers install pipes that allow for more natural gas power generation and reduce gas flaring through its Infrastructure Services segment.

On August 3, 2015, the EPA released its final Clean Power Plan (CPP) rule which requires a 32 percent reduction in carbon emissions from 2005 levels. This results in a final emission rate goal for Indiana of 1,242 lb CO2/MWh to be achieved by 2030. The new rule gives states the option of seeking a two-year extension from the deadline of September 2016 to submit a final state implementation plan (SIP). Under the CPP, states have the flexibility to include energy efficiency and other measures should it choose to implement a SIP as provided in the final rule. While states are given an interim goal (1,451 lb CO2/MWh for Indiana), the final rule gives states the flexibility to shape their own emissions reduction over the 2022-2029 time period. The final rule was published in the Federal Register on October 23, 2015 and that action was immediately followed by litigation initiated by the State of Indiana and 23 other states as a coalition challenging the rule. In January of 2016, the reviewing court denied the states’ and other parties requests to stay the implementation of the CPP pending completion of judicial review. On January 26, 2016, 29 states and state agencies (including the 24 state coalition referenced above) filed a request for immediate stay with the U.S. Supreme Court. On February 9, 2016, the U.S. Supreme Court granted a stay to delay the regulation while being challenged in court. The stay will remain in place while the lower court concludes its review, with oral arguments to be heard in June 2016 under the existing accelerated schedule. Among other things, the stay is anticipated to delay the requirement to submit a final SIP by the September 2016 deadline. Apart from the delay, the Court's action creates additional uncertainty as to the future of the rule and presents further challenges as the Company proceeds with its integrated resource planning process later this year.

In the event that a state does not submit a SIP, the EPA also released a proposed federal implementation plan (FIP), which would be imposed on those states without an approved SIP. The proposed FIP would apply an emission rate requirement directly on generating units. Under the proposed FIP, the CO2 emission rate limit for coal-fired units would start at 1,671 lbs CO2/MWh in 2022 and decrease to a final emission rate cap of 1,305 lbs CO2/MWh by 2030. While the FIP emission rate cap appears to be slightly less stringent than the state reduction goal for Indiana, the cap would apply directly to generating units and these units would not have the benefit of averaging emission rates with rates from zero-carbon sources as would be available in a SIP. Purchases of emission credits from zero-carbon sources can be made for compliance. The FIP will be subject to extensive public comments prior to finalization. Whether the State of Indiana will file a SIP has yet to be finally determined. Pending that determination, the electric utilities in Indiana are working with the state's designated agency to analyze various compliance options for consideration and possible integration into a state plan submittal.

Indiana is the 5th largest carbon emitter in the nation in tons of CO2 produced from electric generation. In 2013, Indiana’s electric utilities generated 105.6 million tons of CO2. The Company’s share of that total was 6.3 million, or less than 6 percent. From 2005 to 2014, the Company’s emissions of CO2 have declined 27 percent (on a tonnage basis). These reductions have come from the retirement of F.B. Culley Unit 1, expiration of municipal contracts, electric conservation, the addition of renewable generation, and the installation of more efficient dense pack turbine technology. With respect to renewable generation, in 2008 and 2009, the Company executed long-term purchase power commitments for a total of 80 MW of wind energy. The Company currently has approximately 4 percent of its electricity being provided by clean energy sources due to the long-term wind contracts and landfill gas investment. See further details on these clean energy sources in Item 1. With respect to CO2 emission rate, since 2005 the Company has lowered its CO2 emission rate (as measured in lbs CO2/MWh) from 1,967 lbs CO2/MWh to 1,922 lbs CO2/MWh, for a reduction of 3 percent. The Company’s CO2 emission rate of 1,922 lbs CO2/MWh is basically the same as the State’s average CO2 emission rate of 1,923 lbs CO2/MWh. The Company plans to consider these reductions in CO2 emissions and renewable generation when working with the state to develop a possible state implementation plan.

Impact of Legislative Actions & Other Initiatives is Unknown
At this time, compliance costs and other effects associated with reductions in GHG emissions or obtaining renewable energy sources remain uncertain. The Company has gathered preliminary estimates of the costs to control GHG emissions. A preliminary investigation demonstrated costs to comply would be significant, first with regard to operating expenses and later for capital expenditures as technology becomes available to control GHG emissions. However, these compliance cost estimates were based on highly uncertain assumptions, including allowance prices if a cap and trade approach were employed, and energy efficiency targets. The Company is undertaking a detailed review of the requirements of the CPP and the proposed FIP and a review of potential compliance options. The Company will also continue to remain engaged with the State of Indiana to assess the final rule and to develop a plan that is the least cost to its customers.

While the Company cannot reasonably estimate the total cost to comply with the CCR, ELG and CPP regulations at this time, the Company is exploring various compliance options ranging from continued compliance to retirement of units. The cost of compliance with these new regulations could be significant. The Company believes that such compliance costs would be considered a federally mandated cost of providing electricity, and therefore, should be recoverable from customers through Senate Bill 251 as referenced above, Senate Bill 29, which was used by the Company to recover its initial pollution control investments, or through other forms of rate recovery. These compliance alternatives, including the impact on customer rates, will be fully considered as part of the Company’s public integrated resource planning process to be conducted in 2016.

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

The costs the Company expects to incur are estimated by management using assumptions based on actual costs incurred, the timing of expected future payments, and inflation factors, among others. While the Company’s utilities have recorded all costs which they presently expect to incur in connection with activities at these sites, it is possible that future events may require remedial activities which are not presently foreseen and those costs may not be subject to PRP or insurance recovery. As of December 31, 2015 and December 31, 2014, approximately $3.3 million and $3.6 million, respectively, of accrued, but not yet spent, costs are included in Other Liabilities related to the Indiana Gas and SIGECO sites.

Results of Operations of the Nonutility Group

The Nonutility Group operates in two primary business areas: Infrastructure Services and Energy Services. Infrastructure Services provides underground pipeline construction and repair services.  Energy Services provides energy performance contracting and sustainable infrastructure, such as renewables, distributed generation, and combined heat and power projects.  Prior to August 29, 2014, the Company had activities in its Coal Mining business. Results include the results of Vectren Fuels through the date of sale of August 29, 2014, when the Company exited the coal mining business through the sale of Vectren Fuels. Further, prior to June 18, 2013, the Company was involved in nonutility activities in its Energy Marketing business. Energy Marketing marketed and supplied natural gas and provided energy management services through ProLiance Holdings. In June 2013, ProLiance exited the gas marketing business through the disposition of certain of the net assets of its energy marketing subsidiary, ProLiance Energy. Other minor operating results of the remaining ProLiance investment and Coal Mining are reflected in Other Businesses. Enterprises has other legacy businesses that have investments in energy-related opportunities and services, among other investments. All of the above is collectively referred to as the Nonutility Group.

The Nonutility Group results were earnings of $36.3 million for the year ended December 31, 2015 and earnings of $18.0 million for the year ended December 31, 2014 and a loss of $4.5 million for the year ended December 31, 2013. Nonutility Group earnings, excluding the results from Coal Mining in 2014 and ProLiance in 2013, the years of disposition, for the years ended December 31, 2015, 2014, and 2013, follow. See page 28 for a reconciliation of Non-GAAP performance measures.

	Year Ended December 31,
(In millions, except per share amounts)	2015	2014	2013
NET INCOME*	$36.3	$39.1	$33.0

CONTRIBUTION TO VECTREN BASIC EPS*	$0.44	$0.47	$0.41
NET INCOME (LOSS) ATTRIBUTED TO:
Infrastructure Services	$29.7	$43.1	$49.0
Energy Services	7.3	(3.2)	1.0
Coal Mining*			(16.0)
Other Businesses	(0.7)	(0.8)	(1.0)
*Excludes Coal Mining Results in 2014 and ProLiance Results in 2013.

Infrastructure Services

Infrastructure Services provides underground pipeline construction and repair services through wholly owned subsidiaries Miller Pipeline, LLC (Miller or Miller Pipeline) and Minnesota Limited, LLC (Minnesota Limited).  Inclusive of holding company costs, earnings from Infrastructure Services' operations for the year ended December 31, 2015 were $29.7 million compared to $43.1 million in 2014, and $49.0 million in 2013.

The distribution portion of the infrastructure operations reflected record revenue in 2015 as gas utilities across the country continue to make significant investment in their gas infrastructure systems. The lower than expected results from the transmission portion of the business were due largely to lower margin on awarded transmission contracts, as well as a significant transmission maintenance project not being renewed. That segment of transmission integrity work that was bid but not renewed is reflective of a more competitive environment. Other contractors are adjusting crews and work load in the current low oil price environment as some large gas and oil exploration projects have been canceled or delayed. Those contractors began competing more intensely in the maintenance market, resulting in fewer projects awarded to Infrastructure Services and lower margins on projects won. The strong and growing demand in the distribution services business and its very strong annual results helped offset some of the decline in transmission services' results. That growth trend in the distribution services business is expected to continue as utilities expand their infrastructure replacement programs. Finally, the fundamental business model related to the long cycle of repair and maintenance work remains unchanged as the demand remains high due to aging infrastructure and evolving safety and reliability regulations. Total Infrastructure Services gross revenues in 2015 were $843 million, compared to gross revenues of $779 million in 2014 and $784 million in 2013.

Results were lower in 2014 compared to 2013 due to the inability of work crews to complete their work as planned because of the adverse winter weather in the early and latter parts of 2014. These harsh weather conditions resulted in an estimated $3.0 million of reduced earnings in 2014 compared to 2013. Additionally, 2014 results reflect increased performance-based compensation expense, while results in 2013 reflect the favorable impacts of an 80-mile pipeline construction project.

Backlog represents the amount of gross revenue the Company expects to realize from work to be performed in the future on uncompleted contracts, including new contractual agreements on which work has not begun.  Infrastructure Services operates primarily under two types of contracts, blanket contracts and bid contracts.  Using blanket contracts, customers are not contractually committed to specific volumes of services, however the Company expects to be chosen to perform work needed by a customer in a given time frame.  These contracts are typically awarded on an annual or multi-year basis. For blanket work, backlog represents an estimate of the amount of gross revenue that the Company expects to realize from work to be performed in the next twelve months on existing contracts or contracts the Company reasonably expects to be renewed or awarded based upon recent history or discussions with customers. Under bid contracts, customers are contractually committed to a specific service to be performed for a specific price, whether in total for a project or on a per unit basis.  At December 31, 2015, Infrastructure Services had an estimated backlog of blanket contracts of $475 million and bid contracts of $190 million, for a total backlog of $665 million.  The estimated backlog at December 31, 2014 was $500 million for blanket contracts and $125 million for bid contracts, for a total of $625 million. Estimated backlog at December 31, 2013 was $460 million for blanket contracts and $75 million for bid contracts, for a total of $535 million.

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

The long-term outlook for construction activity remains strong as utilities, municipalities and pipeline operators repair and replace aging natural gas and oil pipelines and related infrastructure and as pipeline operators construct new pipelines due to the continued significant demand for shale gas and oil infrastructure. The recent drop in oil prices has resulted in some production cuts that have been predominately related to the drilling of new wells. There are significant new pipe projects totaling over 14,000 miles already announced for 2016-2018 that are expected to absorb resources and equipment. The result should be a gradual decrease in competition for pipe maintenance work and an increase in margins. Pipelines are still being built for producing wells and, as such, the demand for this work is still strong. While the drop in oil prices could have greater impact if prices do not rebound, the mix of activity should improve and the long-term trends remain positive.

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

Energy Services

Energy Services provides energy performance contracting and sustainable infrastructure, such as distributed generation, renewables, and combined heat and power projects, through its wholly owned subsidiary Energy Systems Group, LLC (ESG). Inclusive of holding company costs, Energy Services’ operations were earnings of $7.3 million in 2015, compared to a loss of $3.2 million in 2014 and earnings of $1.0 million in 2013. Excluding the impact of the recently extended tax deductions, which are described below, Energy Services delivered a significant increase in operating earnings in 2015, returning to profitability at $1.2 million compared to operating losses of $6.9 million in 2014 and $5.4 million in 2013. Energy Services achieved record revenues of $200 million in 2015, which exceeded 2014's revenue of $130 million.

At December 31, 2015, the backlog of fixed price signed contracts has increased to $226 million, compared to $144 million on December 31, 2014 and $72 million on December 31, 2013. The Company's long-term view of the performance contracting and sustainable infrastructure opportunities remains strong as the national focus on energy conservation and security, renewable energy, and sustainability continues to grow given the expected rise in power prices across the country and customer focus on efficiency. Expected activity in the federal sector, as well as positive indications in the public sector and sustainable infrastructure business, is reflected in the strong backlog and sales funnel. Consistent with the national focus on energy conservation and efficiency and clean energy, in the past several years, there has been a provision in the tax code allowing for federal tax deductions related to energy efficiency savings achieved. ESG has reflected the benefit of those deductions in its results in the years where the deductions were available. In December 2015, the tax code section allowing those deductions was retroactively extended through 2016. The impact of these tax deductions on results, net of related expenses, was $6.1 million in 2015, $3.7 million in 2014, and $6.4 million in 2013.

Results in 2014 reflect an after-tax gain of $8.9 million related to the reversal of the contingent consideration liability associated with the acquisition of the Federal Business Unit (FBU) from Chevron, USA (Chevron). The contingent liability was reversed due to failure to meet certain earn-out thresholds as a result of delays in closing certain projects currently in the sales funnel. These non-recurring earnings in 2014 were offset by an after-tax expense of $9.1 million to fund the Vectren Foundation, Inc. for an extended period. More detailed information about ESG's acquisition of FBU is included in Note 5 to the Company's Consolidated Financial Statements included in Item 8.

On August 5, 2015, a significant Energy Savings Performance Contract (ESPC) was signed with the National Aeronautics and Space Administration’s (NASA) Johnson Space Center. The project value includes the cost of initial construction, commissioning, and start-up; long-term operations, maintenance, and equipment repair and replacement; and carrying costs. The objective of the project is to maximize energy cost savings associated with the project’s two energy conservation measures: Combined Heat and Power Plant; and Chilled Water Plant Improvements. The project will have a 22-month construction period. The contract includes an initial construction price of approximately $47 million, of which $35 million is included in backlog at December 31, 2015. The contract also includes a 22-year operations and maintenance agreement that will commence upon completion of construction. As is customary with performance contracts, guarantees of performance will be required.

Inclusive in the acquisition of FBU from Chevron on April 1, 2014, were several Indefinite Delivery / Indefinite Quantity contracts with federal government agencies including an ESPC with the U.S. Department of Energy and U.S. Army Corps of Engineers. On a periodic basis, the contracts are extended and/or subject to a recompete process. The recompete process for the U.S. Army Corps of Engineers contract was completed and awarded to ESG in May of 2015. The recompete process for the U.S. Department of Energy contract is currently in process, and management expects that the contract will be awarded to ESG. Anticipated completion of this process is expected in 2016.

Coal Mining

Prior to August 29, 2014, Coal Mining owned and, through its contract miners, mined and sold coal to the Company’s utility operations and to third parties through its wholly owned subsidiary, Vectren Fuels.  On August 29, 2014, the Company sold Vectren Fuels. Results from Coal Mining for the year ended December 31, 2014, inclusive of the loss on sale, were a loss of $21.1 million compared to a loss of $16.0 million for the year ended December 31, 2013.

Other Businesses

ProLiance
The Company has an investment in ProLiance Holdings, LLC (ProLiance or ProLiance Holdings), a nonutility affiliate of the Company and Citizens Energy Group (Citizens). On June 18, 2013, ProLiance Holdings exited the natural gas marketing business through the disposition of certain of the net assets, along with the long-term pipeline and storage commitments, of its energy marketing business, ProLiance Energy, LLC (ProLiance Energy) to a subsidiary of Energy Transfer Partners, ETC Marketing, Ltd (ETC). ProLiance Energy's customers included, among others, the Company's Indiana utilities as well as Citizens' utilities. The Company's remaining investment in ProLiance relates primarily to an investment in LA Storage, LLC (LA Storage). Consistent with its ownership percentage, the Company is allocated 61 percent of ProLiance’s profits and losses; however, governance and voting rights remain at 50 percent for each member; and therefore, the Company accounts for its investment in ProLiance using the equity method of accounting.

As a result of ProLiance exiting the natural gas marketing business on June 18, 2013, the Company recorded its share of the loss on the disposition, termination of long-term pipeline and storage commitments, and related transaction and other costs totaling $43.6 million pre-tax, or $26.8 million net of tax, during the second quarter of 2013. For the year ended December 31, 2013, results related to the Company's share of ProLiance's results, which include financing costs, income taxes, and other holding company costs and inclusive of the loss associated with exiting the business, were a loss of $37.5 million. At December 31, 2015, ProLiance had approximately $48.8 million of capitalization remaining on its balance sheet, composed of $32.2 million in member's equity and $16.6 million in a note payable. The remaining capitalization is supported by its investment in LA Storage, formerly named Liberty Gas Storage, LLC of $36.4 million, one other midstream asset, $4.3 million in cash, and a small amount of other working capital. The Company's remaining investment in ProLiance at December 31, 2015 totals $29.8 million and is comprised of $19.7 million of equity and a $10.1 million note receivable.

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

Approximately 12 Bcf of the storage, which comprises three of the four FERC certified caverns, is fully tested but additional work is required to further develop the caverns. The timing and extent of development of these caverns is dependent on market conditions, including pricing, need for storage capacity, and development of the liquefied natural gas market among other factors. To date, development activity has been modest due to current low demand for storage facilities. The development of the storage market and related pricing are critical assumptions in the analysis of the recoverability of the investment's carrying value.

The joint venture received a demand for arbitration from Williams Midstream Natural Gas Liquids, Inc. (Williams) in February 2011 related to a sublease agreement.  Williams alleges the joint venture was negligent in its attempt to convert certain salt caverns to natural gas storage and seeks damages of $56.7 million.  In August 2015, the joint venture and Williams agreed to settle the dispute. The Company's share of the settlement was not material to its results of operations or statement of financial condition.

Other Businesses
Within the Nonutility business segment, there are legacy investments involved in energy-related opportunities and services and other ventures.  As of December 31, 2015, remaining legacy investments included in the Other Businesses portfolio total $7.0 million, of which $6.0 million are included in Other nonutility investments and $1.0 million are included in Investments in unconsolidated affiliates.  During 2015, the Company sold its investment in a commercial real estate property as well as an interest in a leveraged lease for approximate book value. At December 31, 2015, the remaining investment relates to a debt security related to the sale of commercial real estate of $5.1 million and other investments of $1.9 million.

Other Businesses results were a loss of $0.7 million in 2015, compared to a loss of $0.8 million in 2014 and a loss of $1.0 million in 2013.

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

Financial Reporting of Discontinued Operations
In April 2014, the FASB issued new accounting guidance on reporting discontinued operations and disclosures of disposals of a company or entity. The guidance changes the criteria for reporting discontinued operations and provides for enhanced disclosures in this area. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization's operations and financial results. Additionally, the new guidance requires expanded disclosures to provide more information about the assets, liabilities, income, and expenses of discontinued operations. The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. This guidance is effective for fiscal years beginning on or after December 15, 2014, with early adoption permitted. The Company adopted this guidance on January 1, 2015. The Company did not early adopt this guidance in accounting for the sale of its Coal Mining assets. The adoption of this guidance had no impact on the Company's financial statements.

Simplifying the Presentation of Debt Issuance Costs
In April 2015, the FASB issued new accounting guidance on accounting for debt issuance costs which changes the presentation of debt issuance costs in financial statements. This ASU requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. This ASU is effective for annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The new guidance will be applied retrospectively to each prior period presented. Upon adoption, the Company will revise its current presentation of debt issuance costs in the Consolidated Balance Sheets; however, the Company does not expect a material impact on its future financial condition, results of operations, or cash flows as a result of the adoption.

Balance Sheet Classification of Deferred Taxes
In November 2015, the FASB issued new accounting guidance on the presentation of deferred income taxes that requires deferred tax assets and liabilities, along with related valuation allowances, to be classified as noncurrent on the balance sheet. As a result, each tax jurisdiction will now only have one net noncurrent deferred tax asset or liability. The new guidance does not change the existing requirement that prohibits offsetting deferred tax liabilities from one jurisdiction against deferred tax assets of another jurisdiction. This guidance was early adopted for the year ended December 31, 2015, and has been applied retrospectively to all periods presented.  The effect of this change on the December 31, 2015 and 2014 balance sheets is the reclassification of $15.3 million and $16.3 million in current deferred tax assets to long-term deferred tax liabilities, respectively.  The amounts reclassified primarily represent the net of deferred tax assets arising from alternative minimum tax carryforwards and deferred tax liabilities arising from deferred fuels costs.

Management believes that other recently issued standards, which are not yet effective, will not have a material impact on the Company's financial position, results of operations, or cash flows upon adoption.

Critical Accounting Policies

Management is required to make judgments, assumptions, and estimates that affect the amounts reported in the consolidated financial statements and the related disclosures that conform to accounting principles generally accepted in the United States.  The footnotes to the consolidated financial statements describe the significant accounting policies and methods used in their preparation.  Certain estimates are subjective and use variables that require judgment.  These include the estimates to perform goodwill and other asset impairments tests and to determine pension and postretirement benefit obligations.  The Company makes other estimates related to the effects of regulation that are critical to the Company’s financial results but that are less likely to be impacted by near term changes.  Other estimates that significantly affect the Company’s results, but are not necessarily critical to operations, include depreciating utility and nonutility plant, valuing asset retirement obligations, and estimating uncollectible accounts, unbilled revenues, and deferred income taxes, among others.  Actual results could differ from these estimates.

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

Goodwill & Intangible Assets

The Company performs an annual impairment analysis of its goodwill, most of which resides in the Gas Utility Services operating segment, at the beginning of each year, and more frequently if events or circumstances indicate that an impairment loss may have been incurred.  Impairment tests are performed at the reporting unit level.  The Company has determined its Gas Utility Services operating segment to be the level at which impairment is tested as its reporting units are similar.  Nonutility Group impairment testing for its Infrastructure Services and Energy Services segments are also performed at the operating segment level.  An impairment test requires fair value to be estimated.  The Company used a discounted cash flow model and other market based information to estimate the fair value of its Gas Utility Services, Infrastructure Services, and Energy Services operating segments, and those estimated fair values are compared to their carrying amount, including goodwill. The estimated fair value has been substantially in excess of the carrying amount in each of the last three years and therefore resulted in no impairment.

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

Pension & Other Postretirement Obligations

The Company estimates the expected return on plan assets, discount rate, rate of compensation increase, and future health care costs, among other inputs, and obtains actuarial estimates to assess the future potential liability and funding requirements of the Company's pension and postretirement plans.  Detailed information about the assumptions the Company used to develop 2015 periodic benefit cost are included in Note 11 to the Company's Consolidated Financial Statements included in Item 8. To estimate the 2015 obligation and 2016 costs, the Company used the following weighted average assumptions: a discount rate of approximately 4.31 percent; an expected return on plan assets of 7.50 percent; a rate of compensation increase of 3.50 percent; and an inflation assumption of 2.50 percent.

In October 2014, the Society of Actuaries (SOA) released updated mortality estimates that reflect increased life expectancy. The Company updated its mortality assumptions at December 31, 2014 to incorporate this increase in life expectancy. Accordingly, the Company updated its base mortality assumption to the SOA 2014 table as well as updated its projected mortality improvement. In October 2015, the SOA released updated projected mortality improvement that reflect additional years of data. The Company continues to use the SOA 2014 base table, but has updated projected mortality improvement to reflect inclusion of the additional data released in 2015. These changes are reflected in the Company's benefit obligation as of December 31, 2015. Future changes in health care costs, work force demographics, interest rates, asset values or plan changes could significantly affect the estimated cost of these future benefits. Management currently estimates the pension and postretirement cost to be approximately $5.5 million in 2016.

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

Financial Condition

Within the Company’s consolidated group, Utility Holdings primarily funds the short-term and long-term financing needs of the Utility Group operations, and Vectren Capital Corp (Vectren Capital) funds short-term and long-term financing needs of the Nonutility Group and corporate operations.  Vectren Corporation guarantees Vectren Capital’s debt, but does not guarantee Utility Holdings’ debt.  Vectren Capital’s long-term debt, including current maturities outstanding at December 31, 2015 approximated $395 million. Vectren Capital had no short-term obligations outstanding at December 31, 2015.  Utility Holdings’ outstanding long-term and short-term borrowing arrangements are jointly and severally guaranteed by its wholly owned subsidiaries and regulated utilities Indiana Gas, SIGECO, and VEDO.  Utility Holdings’ long-term debt and short-term obligations outstanding at December 31, 2015 approximated $1 billion and $15 million, respectively.  Additionally, prior to Utility Holdings’ formation, Indiana Gas and SIGECO funded their operations separately, and therefore, have long-term debt outstanding funded solely by their operations.  SIGECO will also occasionally issue new tax-exempt debt to fund qualifying pollution control capital expenditures.  Total Indiana Gas and SIGECO long-term debt, including current maturities, outstanding at December 31, 2015, was $401 million.

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

Vectren Corporation's corporate credit rating is A-, as rated by Standard and Poor's Ratings Services (Standard and Poor's). Moody's Investors Services (Moody's) does not provide a rating for Vectren Corporation. The credit ratings of the senior unsecured debt of Utility Holdings, SIGECO, and Indiana Gas, at December 31, 2015, were A-/A2 as rated by Standard and Poor's and Moody’s, respectively.  The credit ratings on SIGECO's secured debt are A/Aa3. Utility Holdings’ commercial paper had a credit rating of A-2/P-1. The current outlook of both Moody’s and Standard and Poor’s is stable.  A security rating is not a recommendation to buy, sell, or hold securities. The rating is subject to revision or withdrawal at any time, and each rating should be evaluated independently of any other rating. Standard and Poor’s and Moody’s lowest level investment grade rating is BBB- and Baa3, respectively.

The Company’s consolidated equity capitalization objective is 45-55 percent of long-term capitalization.  This objective may have varied, and will vary, depending on particular business opportunities, capital spending requirements, execution of long-term financing plans, and seasonal factors that affect the Company’s operations. The Company's equity to long-term capitalization ratio was 48 percent and 50 percent as of December 31, 2015 and 2014, respectively.  Long-term capitalization includes long-term debt, including current maturities, as well as common shareholders’ equity.

Both long-term and short-term borrowing arrangements contain customary default provisions; restrictions on liens, sale-leaseback transactions, mergers or consolidations, and sales of assets; and restrictions on leverage, among other restrictions.  Multiple debt agreements contain a covenant that the ratio of consolidated total debt to consolidated total capitalization will not exceed 65 percent.  As of December 31, 2015, the Company was in compliance with all debt covenants.

Available Liquidity

The Company's A-/A2 investment grade credit ratings have allowed it to access the capital markets as needed, and as evidenced by past financing transactions, the Company believes it will have the ability to continue to do so.  The Company anticipates funding future capital expenditures and dividends principally through internally generated funds, supplemented with incremental external debt financing and cash flow generated from nonutility businesses. However, it has considered access to both short-term and long-term capital markets as a significant source of funding for capital requirements as the resources required for capital investment remain uncertain for a variety of factors including, but not limited to, expanded environmental regulations, growth of the regulated business, and growth of Infrastructure Services and Energy Services. These regulations may result in the need to raise additional capital in the coming years. To the extent that events beyond the Company's control create uncertainty in capital markets, cost of capital and ability to access capital markets may be affected. Refer to 'Risk Factors' in Item 1A for a summary of future considerations.

Recent Company financings are explained in the discussion of financing cash flow beginning on page 55.

Consolidated Short-Term Borrowing Arrangements

At December 31, 2015, the Company had $600 million of short-term borrowing capacity, including $350 million for the Utility Group and $250 million for the wholly owned Nonutility Group and corporate operations.  As reduced by borrowings currently outstanding, approximately $335 million was available for the Utility Group operations and $250 million was available for the wholly owned Nonutility Group and corporate operations.  Both Vectren Capital’s and Utility Holdings’ short-term credit facilities were amended on October 31, 2014 to extend their maturity until October 31, 2019. These facilities are used to supplement working capital needs and also to fund capital investments and debt redemptions.

The Company has historically funded the short-term borrowing needs of Utility Holdings’ operations through the commercial paper market and has access to the Utility Holdings short-term borrowing facility in instances where commercial paper market is not efficient.  Following is certain information regarding these short-term borrowing arrangements.

	Utility Group Borrowings			Nonutility Group Borrowings
(In millions)	2015	2014	2013	2015	2014	2013
As of Year End
Balance Outstanding	$14.5	$156.4	$28.6	$—	$—	$40.0
Weighted Average Interest Rate	0.55%	0.50%	0.29%	N/A	NA	1.27%
Annual Average
Balance Outstanding	$53.8	$35.6	$119.6	$24.8	$34.5	$119.3
Weighted Average Interest Rate	0.38%	0.34%	0.34%	1.33%	1.29%	1.35%
Maximum Month End Balance Outstanding	$121.5	$156.4	$176.1	$69.1	$76.3	$173.8

Throughout the years presented, Utility Holdings has successfully placed commercial paper as needed.

New Share Issues

The Company may periodically issue new common shares to satisfy the dividend reinvestment plan, stock option plan and other employee benefit plan requirements.  New issuances provided additional liquidity of $6.2 million in 2015, $6.1 million in 2014, and $6.9 million in 2013.

Potential Uses of Liquidity

Pension & Postretirement Funding Obligations

As of December 31, 2015, assets related to the Company’s qualified pension plans were approximately 90 percent of the projected benefit obligation on a GAAP basis. As of the most recent valuation report date for the Company's qualified pension plans, assets were 122 percent of the target liability for ERISA purposes.  The Company currently anticipates making contributions of $15 million to qualified pension plans in 2016.

Performance Guarantees & Product Warranties
In the normal course of business, wholly owned subsidiaries, such as Energy Systems Group (ESG), a subsidiary of the Energy Services operating segment, issue payment and performance bonds and other forms of assurance that commit them to timely install infrastructure, operate facilities, pay vendors and subcontractors, and support warranty obligations.

Specific to ESG, in its role as a general contractor in the performance contracting industry, at December 31, 2015, there are 42 open surety bonds supporting future performance.  The average face amount of these obligations is $9.8 million, and the largest obligation has a face amount of $51.0 million.  The maximum exposure from these obligations is limited by the level of work already completed and guarantees issued to ESG by various subcontractors. At December 31, 2015, approximately 39 percent of work was completed on projects with open surety bonds.  A significant portion of these open surety bonds will be released within one year.  In instances where ESG operates facilities, project guarantees extend over a longer period.  In addition to its performance obligations, ESG also warrants the functionality of certain installed infrastructure generally for one year and the associated energy savings over a specified number of years.

Based on a history of meeting performance obligations and installed products operating effectively, no liability or cost has been recognized for the periods presented.

Corporate Guarantees
The Company issues parent level guarantees to certain vendors and customers of its wholly owned subsidiaries.  These guarantees do not represent incremental consolidated obligations; rather, they represent parental guarantees of subsidiary obligations to allow those subsidiaries the flexibility to conduct business without posting other forms of collateral.  At December 31, 2015, parent level guarantees support a maximum of $185 million of ESG's performance contracting commitments, warranty obligations, project guarantees, and energy savings guarantees. Further, an energy facility operated by ESG and managed by Keenan Ft. Detrick Energy, LLC (Keenan), is governed by an operations agreement. All payment obligations to Keenan under this agreement are also guaranteed by the Company. The Company guarantee of the Keenan Ft. Detrick Energy operations agreement does not state a maximum guarantee. Due to the nature of work performed under this contract, the Company cannot estimate a maximum potential amount of future payments.

In addition, the Company also has other guarantees outstanding, including letters of credit, supporting other consolidated subsidiary operations.

While there can be no assurance that the Company guarantee provisions will not be called upon, the Company believes that the likelihood of a material amount being triggered under any of these provisions is remote.

Planned Capital Expenditures & Investments

During 2015 capital expenditures and other investments approximated $477 million, of which approximately $398 million related to Utility Group expenditures.  This compares to 2014 where consolidated capital expenditures and investments were approximately $448 million with $351 million attributed to the Utility Group and 2013 where consolidated capital expenditures and investments were approximately $411 million with $268 million attributed to the Utility Group.  Planned Utility Group capital expenditures, including contractual purchase commitments, for the five-year period 2016 - 2020 are expected to total approximately (in millions):  $480, $460, $430, $445, and $415, respectively. This plan contains the best estimate of the resources required for known regulatory compliance; however, many environmental and pipeline safety standards are subject to change in the near term. Such changes could materially impact planned capital expenditures.

Planned Nonutility Group capital expenditures and investments, including contractual purchase commitments, for the five-year period 2016 - 2020 are expected to total (in millions):  $80, $85, $130, $90, and $95, respectively.

Contractual Obligations

The following is a summary of contractual obligations at December 31, 2015:

(In millions)	Total	2016	2017	2018	2019	2020	Thereafter
Long-term debt (1)	$1,795.8	$73.0	$75.0	$100.0	$60.0	$100.0	$1,387.8
Short-term debt	14.5	14.5	—	—	—	—	—
Long-term debt interest commitments	1,186.5	81.7	80.2	75.4	68.5	63.0	817.7
Plant and nonutility plant purchase commitments	4.6	3.5	1.1	—	—	—	—
Operating leases	30.4	8.6	5.7	3.8	2.1	1.9	8.3
Total (2)	$3,031.8	$181.3	$162.0	$179.2	$130.6	$164.9	$2,213.8

(1)	The debt due in 2016 is comprised of debt issued by SIGECO and Vectren Capital.

(2)
The Company has other long-term liabilities that total approximately $236 million.  This amount is comprised of the following:  pension obligations $51 million; postretirement obligations $39 million; deferred compensation and share-based compensation obligations $53 million; asset retirement obligations $82 million; investment tax credits $4 million; environmental remediation obligations $3 million; and other obligations including unrecognized tax benefits totaling $4 million.  Based on the nature of these items, their expected settlement dates cannot be estimated.

The Company’s regulated utilities have both firm and non-firm commitments to purchase natural gas and electricity, as well as certain transportation and storage rights under five and ten-year arrangements.  Costs arising from these commitments, while significant, are pass-through costs, generally collected dollar-for-dollar from retail customers through regulator-approved cost recovery mechanisms.  Because of the pass through nature of these costs, they have not been included in the listing of contractual obligations.

Comparison of Historical Sources & Uses of Liquidity

Operating Cash Flow

The Company's primary source of liquidity to fund capital requirements has been cash generated from operations, which totaled $505.2 million in 2015, compared to $488.2 million in 2014 and $587.0 million in 2013.

The $17 million increase in operating cash flow in 2015 compared to 2014 is driven primarily by changes in certain working capital accounts and deferred income taxes. Weather related impacts include the fluctuation in recoverable/refundable fuel and natural gas costs and prepaid gas costs. The decrease in tax payments in 2015 reflects the full impact of bonus depreciation, and in 2014, bonus depreciation impacts were reduced due to tax payments related to the sale of Vectren Fuels. Additionally, in 2015, there was a decrease in prepaid taxes due to the timing of a federal refund received related to the extension of bonus depreciation in late 2014. These increases are offset somewhat by an increase in contributions to qualified pension plans in 2015 and growth in in regulatory assets related to increased spend on infrastructure programs.

In 2014, operating cash flows decreased $98.8 million compared to 2013.  This decrease was primarily due to higher coal inventory levels at December 31, 2014 primarily driven by weather variations in the year. Increased tax payments related to the sale of Vectren Fuels further contributed to this decrease in operating cash flow in 2014.

Tax payments in the periods presented were favorably impacted by federal legislation extending bonus depreciation.  Federal legislation allowing bonus depreciation on qualifying capital expenditures was 50 percent for each of the years 2015, 2014, and 2013.  A significant portion of the Company’s capital expenditures qualified for this bonus treatment.

Financing Cash Flow

Net cash flow required for financing activities was $47.3 million, $257.6 million, and $179.9 million for the years ended December 31, 2015, 2014, and 2013, respectively. Financing activity across all periods reflects the Company’s utilization of the long-term capital markets in the current low interest rate environment. These lower rates have favorably impacted interest expense throughout the periods presented. In 2015, the Company issued $388 million in long-term debt. Current year issuances are partially offset by the retirement of $170 million in long-term debt, and an increased amount of short-term borrowings paid in the current period. In 2014, the Company retired approximately $124 million more in long-term debt compared to 2015 due principally to the use of proceeds from the sale of Vectren Fuels. The Company’s operating cash flow funded over 83 percent of capital expenditures and dividends in 2015, over 85 percent in 2014, and 100 percent in 2013.  Recently completed long-term financing transactions are more fully described below.

Indiana Gas Unsecured Note Retirement
On March 15, 2015, a $5 million Indiana Gas senior unsecured note matured. The Series E note carried a fixed interest rate of 7.15 percent. The repayment of debt was funded by the Company's commercial paper program.

SIGECO Debt Issuance
On September 9, 2015, SIGECO completed a $38.2 million tax-exempt first mortgage bond issuance.  The principal terms of the two new series of tax-exempt debt are: (i) $23.0 million in Environmental Improvement Revenue Bonds, Series 2015, issued by the City of Mount Vernon, Indiana and (ii) $15.2 million in Environmental Improvement Revenue Bonds, Series 2015, issued by Warrick County, Indiana. Both bonds were sold in a public offering at an initial interest rate of 2.375 percent per annum that is fixed until September 1, 2020 when the bonds will be remarketed. The bonds have a final maturity of September 1, 2055.

Vectren Utility Holdings, Vectren Capital, and Indiana Gas Debt Transactions
On December 15, 2015, Utility Holdings issued Guaranteed Senior Notes in a private placement to various institutional investors in the following tranches: (i) $25 million of 3.90 percent Guaranteed Senior Notes, Series A, due December 15, 2035, (ii) $135 million of 4.36 percent Guaranteed Senior Notes, Series B, due December 15, 2045, and (iii) $40 million of 4.51 percent Guaranteed Senior Notes, Series C, due December 15, 2055. The notes are unconditionally guaranteed by Indiana Gas, SIGECO and VEDO.

Additionally, on December 15, 2015, Vectren Capital issued Guaranteed Senior Notes in a private placement to various institutional investors in the following tranches: (i) $75 million of 3.33 percent Guaranteed Senior Notes, Series A, due December 15, 2022 and (ii) $75 million of 3.90 percent Guaranteed Senior Notes, Series B, due December 15, 2030. The notes are guaranteed by Vectren Corporation.

A portion of the proceeds received from these issuances were used to finance the following retirements of debt: (i) $75 million of 5.45% Utility Holdings senior unsecured notes that matured on December 1, 2015, (ii) $75 million of 5.31% Vectren Capital senior unsecured notes that matured on December 15, 2015, and (iii) $5 and $10 million of 6.69% Indiana Gas senior unsecured notes that matured on December 21, and 29, 2015, respectively.

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

Vectren Capital 2013 Term Loan
On August 6, 2013, Vectren Capital entered into a $100 million three-year term loan agreement. Loans under the term loan agreement bore interest at either a Eurodollar rate or base rate plus an additional margin which was based on the Company's credit rating. Interest periods were variable and could have ranged from seven days to six months. The proceeds from this debt transaction were used to repay short-term borrowings outstanding under Vectren Capital's credit facility. The loan agreement was guaranteed by Vectren Corporation and included customary representations, warranties, and covenants, including a leverage covenant consistent with leverage covenants contained in other Vectren Capital borrowing arrangements. The Company received net proceeds of approximately $100 million in August 2013 and repaid the loan in August of 2014.

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

Mandatory Tenders
At December 31, 2015, certain series of SIGECO bonds, aggregating $87.3 million, currently bear interest at fixed rates, of which $49.1 million is subject to mandatory tender in September 2017 and $38.2 million is subject to mandatory tender in September 2020.  Additionally, SIGECO Bond Series 2014B, in the amount of $41.3 million, with a variable interest rate that is reset monthly, is subject to mandatory tender in September 2019.

Investing Cash Flow

Cash flow required for investing activities was $469.6 million in 2015, $165.7 million in 2014, and $405.1 million in 2013.  The primary use of cash in all periods presented reflect utility and non utility capital expenditures. Capital expenditures increased in 2015 as compared to 2014 by $28.6 million, and also increased in 2014 as compared to 2013 by $54.9 million. The increase in capital expenditures is attributable to greater expenditures for gas infrastructure improvement projects and environmental compliance. Cash flow required for investing activities in 2014 reflects the receipt of $311 million in proceeds from the sale of Vectren Fuels and reflects the acquisition of the federal business unit from Chevron Energy Solutions.

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

•
New legislation, litigation and government regulation, such as changes in or additions to tax laws or rates, pipeline safety regulation and environmental laws, including laws governing air emissions, including carbon, waste water discharges and the handling and disposal of coal combustion residuals that could impact the continued operation, and/or cost recovery of our generation plants and related assets. These compliance costs could substantially change the nature of the Company's generation fleet.

•
Catastrophic events such as fires, earthquakes, explosions, floods, ice storms, tornadoes, terrorist acts, physical attacks, cyber attacks, or other similar occurrences could adversely affect the Company's facilities, operations, financial condition, results of operations, and reputation.

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

•
Economic conditions surrounding the current economic uncertainty, including increased potential for lower levels of economic activity; uncertainty regarding energy prices and the capital and commodity markets; volatile changes in the demand for natural gas, electricity, and other nonutility products and services; economic impacts of changes in business strategy on both gas and electric large customers; lower residential and commercial customer counts; higher operating expenses; and further reductions in the value of certain nonutility investments.

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

•
Factors affecting Energy Services, including unanticipated cost increases in completion of the contracted work; changes in legislation and regulations impacting the industries in which the customers served operate; changes in economic influences impacting customers served; failure to properly estimate the cost to construct projects; risks associated with projects owned or operated; failure to appropriately design, construct, or operate projects; the ability to attract and retain qualified employees; cancellation and/or reductions in the scope of projects by customers; changes in the timing of being awarded projects; credit worthiness of customers; lower energy prices negatively impacting the economics of performance contracting business; and changing market conditions.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to various business risks associated with commodity prices, interest rates, and counter-party credit.  These financial exposures are monitored and managed by the Company as an integral part of its overall risk management program.  The Company’s risk management program includes, among other things, the occasional use of derivatives.  The Company will, from time to time, execute derivative contracts in the normal course of operations while buying and selling commodities and when managing interest rate risk.

The Company has a risk management committee that consists of senior management as well as financial and operational management.  The committee is actively involved in identifying risks as well as reviewing and authorizing risk mitigation strategies.

Commodity Price Risk

Regulated Operations

The Company’s regulated operations have limited exposure to commodity price risk for transactions involving purchases and sales of natural gas, coal and purchased power for the benefit of retail customers due to current state regulations, which subject to compliance with those regulations, allow for recovery of the cost of such purchases through natural gas and fuel cost adjustment mechanisms.  Constructive regulatory orders, such as those authorizing lost margin recovery, other innovative rate designs, and recovery of unaccounted for gas and other gas related expenses, also mitigate the effect gas costs may have on the Company’s financial condition.  Although the Company’s regulated operations are exposed to limited commodity price risk, natural gas and coal prices have other effects on working capital requirements, interest costs, and some level of price-sensitivity in volumes sold or delivered.  Indiana Gas and SIGECO hedge up to 50 percent of annual natural gas purchases for each Company utilizing  a variety of terms for physical fixed-price purchases up to 10 years in duration. Indiana Gas also utilizes financial products, including call options.  Such option contracts are generally short-term in nature and are insignificant in terms of value and volume at December 31, 2015 and 2014.  However, it is possible that the utilization of these instruments may grow in the future.

Wholesale Power Marketing

The Company’s wholesale power marketing activities undertake strategies to optimize electric generating capacity beyond that needed for native load.  In recent years, the primary strategy involves the sale of generation into the MISO Day Ahead and Real-time markets.  The Company accounts for any energy contracts that are derivatives at fair value with the offset marked to market through earnings.  No derivative positions were outstanding on December 31, 2015 and 2014.

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

Other Operations

Other commodity-related operations are exposed to commodity price risk associated with gasoline/diesel through third party suppliers. Occasionally, the Company will hedge a portion of such requirements using financial instruments and using physically settled forward purchase contracts. However, during the years presented, such utilization has not been significant.

Interest Rate Risk

The Company is exposed to interest rate risk associated with its borrowing arrangements.  Its risk management program seeks to reduce the potentially adverse effects that market volatility may have on interest expense.  As of December 31, 2015, debt subject to interest rate volatility was approximately 3 percent, which was primarily due to the recent retirement of a significant amount of variable rate debt. To further manage this exposure, the Company may also use derivative financial instruments.

Market risk is estimated as the potential impact resulting from fluctuations in interest rates on adjustable rate borrowing arrangements exposed to short-term interest rate volatility.  During 2015 and 2014, the weighted average combined borrowings under these arrangements approximated $120 million and $245 million, respectively.  At December 31, 2015, combined borrowings under these arrangements were $56 million. As of December 31, 2014 combined borrowings under these arrangements were $198 million. Based upon average borrowing rates under these facilities during the years ended December 31, 2015 and 2014, an increase of 100 basis points (one percentage point) in the rates would have increased interest expense by approximately $1.2 million in 2015 and $2.4 million in 2014.

Other Risks

By using financial instruments and physically settled fixed price forward contracts to manage risk, the Company creates exposure to counter-party credit risk and market risk.  The Company manages exposure to counter-party credit risk by entering into contracts with companies that can be reasonably expected to fully perform under the terms of the contract.  Counter-party credit risk is monitored regularly and positions are adjusted appropriately to manage risk.  Further, tools such as netting arrangements and requests for collateral are also used to manage credit risk.  Market risk is the adverse effect on the value of a financial instrument that results from a change in commodity prices or interest rates.  The Company attempts to manage exposure to market risk associated with commodity contracts and interest rates by establishing parameters and monitoring those parameters that limit the types and degree of market risk that may be undertaken.

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

These consolidated financial statements are also subject to an evaluation of internal control over financial reporting conducted under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, conducted under the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, the Company concluded that its internal control over financial reporting was effective as of December 31, 2015.  Management certified this in its Sarbanes Oxley Section 302 certifications, which are filed as exhibits to this 2015 Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Vectren Corporation:

We have audited the accompanying consolidated balance sheets of Vectren Corporation and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, common shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Vectren Corporation and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2016 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Indianapolis, Indiana
February 23, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Vectren Corporation:

We have audited the internal control over financial reporting of Vectren Corporation and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2015 of the Company and our report dated February 23, 2016 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP
Indianapolis, Indiana
February 23, 2016

VECTREN CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(In millions)

	At December 31,
	2015	2014
ASSETS
Current Assets
Cash & cash equivalents	$74.7	$86.4
Accounts receivable - less reserves of $5.6 & $6.0, respectively	227.5	196.0
Accrued unbilled revenues	142.5	164.8
Inventories	133.7	118.5
Recoverable fuel & natural gas costs	—	9.8
Prepayments & other current assets	81.0	94.6
Total current assets	659.4	670.1
Utility Plant
Original cost	6,090.4	5,718.7
Less: accumulated depreciation & amortization	2,415.5	2,279.7
Net utility plant	3,674.9	3,439.0
Investments in unconsolidated affiliates	20.9	23.4
Other utility & corporate investments	31.2	37.2
Other nonutility investments	16.2	33.6
Nonutility plant - net	414.6	378.0
Goodwill	293.5	289.9
Regulatory assets	258.0	233.6
Other assets	41.2	41.2
TOTAL ASSETS	$5,409.9	$5,146.0

The accompanying notes are an integral part of these consolidated financial statements.

VECTREN CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(In millions)

	At December 31,
	2015	2014
LIABILITIES & SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$248.8	$248.9
Refundable fuel & natural gas costs	7.9	2.5
Accrued liabilities	183.6	184.9
Short-term borrowings	14.5	156.4
Current maturities of long-term debt	73.0	170.0
Total current liabilities	527.8	762.7
Long-term Debt - Net of Current Maturities	1,722.8	1,407.3
Deferred Income Taxes & Other Liabilities
Deferred income taxes	805.4	724.9
Regulatory liabilities	433.9	410.3
Deferred credits & other liabilities	236.2	234.2
Total deferred credits & other liabilities	1,475.5	1,369.4
Commitments & Contingencies (Notes 7, 17-20)
Common Shareholders' Equity
Common stock (no par value) - issued & outstanding 82.8 & 82.6 shares, respectively	722.8	715.7
Retained earnings	962.2	892.2
Accumulated other comprehensive (loss)	(1.2)	(1.3)
Total common shareholders' equity	1,683.8	1,606.6
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$5,409.9	$5,146.0

The accompanying notes are an integral part of these consolidated financial statements.

VECTREN CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)

	Year Ended December 31,
	2015	2014	2013
OPERATING REVENUES
Gas utility	$792.6	$944.6	$810.0
Electric utility	601.6	624.8	619.3
Nonutility	1,040.5	1,042.3	1,061.9
Total operating revenues	2,434.7	2,611.7	2,491.2
OPERATING EXPENSES
Cost of gas sold	305.4	468.7	358.1
Cost of fuel & purchased power	187.5	201.8	202.9
Cost of nonutility revenues	355.0	346.4	366.7
Other operating	909.2	943.4	891.6
Depreciation & amortization	256.3	273.4	277.8
Taxes other than income taxes	59.5	63.5	60.5
Total operating expenses	2,072.9	2,297.2	2,157.6
OPERATING INCOME	361.8	314.5	333.6
OTHER INCOME (EXPENSE)
Equity in earnings (losses) of unconsolidated affiliates	(0.6)	0.5	(59.7)
Other income – net	20.3	19.7	17.7
Total other income (expense)	19.7	20.2	(42.0)
Interest expense	84.5	86.7	87.9
INCOME BEFORE INCOME TAXES	297.0	248.0	203.7
Income taxes	99.7	81.1	67.1
NET INCOME	$197.3	$166.9	$136.6
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	82.7	82.5	82.3
DILUTED COMMON SHARES OUTSTANDING	82.7	82.5	82.4
EARNINGS PER SHARE OF COMMON STOCK:
BASIC	$2.39	$2.02	$1.66
DILUTED	$2.39	$2.02	$1.66

The accompanying notes are an integral part of these consolidated financial statements.

VECTREN CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2015	2014	2013
NET INCOME	$197.3	$166.9	$136.6
Accumulated other comprehensive income (AOCI) of unconsolidated affiliates
Net amount arising during the year before tax	—	—	4.6
Income taxes	—	—	(1.8)
AOCI of unconsolidated affiliates, net of tax	—	—	2.8
Pension & other benefits
Amounts arising during the year before tax	1.2	(52.6)	61.4
Reclassifications to periodic cost before tax	6.9	3.4	9.1
Deferrals to regulatory assets	(8.0)	48.2	(69.1)
Income taxes	—	0.4	(0.6)
Pension & other benefits costs, net of tax	0.1	(0.6)	0.8
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	0.1	(0.6)	3.6
TOTAL COMPREHENSIVE INCOME	$197.4	$166.3	$140.2

The accompanying notes are an integral part of these consolidated financial statements.

VECTREN CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$197.3	$166.9	$136.6
Adjustments to reconcile net income to cash from operating activities:
Depreciation & amortization	256.3	273.4	277.8
Deferred income taxes & investment tax credits	80.4	37.9	43.3
Equity in (earnings) losses of unconsolidated affiliates	0.6	(0.5)	59.7
Provision for uncollectible accounts	8.1	7.3	6.8
Expense portion of pension & postretirement benefit cost	6.8	6.6	9.9
Other non-cash charges - net	6.7	5.8	5.8
Loss on sale of business (pretax)	—	41.8	—
Gain on revaluation of contingent consideration	—	(14.8)	—
Changes in working capital accounts:
Accounts receivable & accrued unbilled revenues	(15.4)	11.8	1.5
Inventories	(15.2)	(22.5)	24.2
Recoverable/refundable fuel & natural gas costs	15.2	(4.4)	22.4
Prepayments & other current assets	20.3	(35.2)	12.8
Accounts payable, including to affiliated companies	(0.5)	20.2	6.8
Accrued liabilities	(0.9)	12.3	(1.2)
Unconsolidated affiliate dividends	1.3	—	1.1
Employer contributions to pension & postretirement plans	(26.5)	(5.1)	(13.7)
Changes in noncurrent assets	(23.2)	0.1	(2.1)
Changes in noncurrent liabilities	(6.1)	(13.4)	(4.7)
Net cash provided by operating activities	505.2	488.2	587.0
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from:
Long-term debt, net of issuance costs	385.5	62.4	481.7
Dividend reinvestment plan & other common stock issuances	6.2	6.1	6.9
Requirements for:
Dividends on common stock	(127.3)	(120.4)	(117.3)
Retirement of long-term debt	(170.0)	(293.6)	(338.9)
Other financing activities	0.2	0.1	(2.1)
Net change in short-term borrowings	(141.9)	87.8	(210.2)
Net cash used in financing activities	(47.3)	(257.6)	(179.9)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from:
Sale of business	—	311.2	—
Sale of assets and other collections	27.5	9.5	5.6
Requirements for:
Capital expenditures, excluding AFUDC equity	(476.9)	(448.3)	(393.4)
Business acquisitions and other costs	(14.3)	(38.1)	—
Other investments	—	—	(17.3)
Changes in restricted cash	(5.9)	—	—
Net cash used in investing activities	(469.6)	(165.7)	(405.1)
Net change in cash & cash equivalents	(11.7)	64.9	2.0
Cash & cash equivalents at beginning of period	86.4	21.5	19.5
Cash & cash equivalents at end of period	$74.7	$86.4	$21.5
The accompanying notes are an integral part of these consolidated financial statements.

VECTREN CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
(In millions, except per share amounts)

				Accumulated
	Common Stock			Other
	Shares	Amount	Retained Earnings	Comprehensive Income (Loss)	Total
Balance at January 1, 2013	82.2	$700.5	$829.9	$(4.3)	$1,526.1
Net income			136.6		136.6
Other comprehensive income				3.6	3.6
Common stock:
Issuance: option exercises & dividend reinvestment plan	0.2	6.9			6.9
Dividends ($1.425 per share)			(117.3)		(117.3)
Other		1.9	(3.5)		(1.6)
Balance at December 31, 2013	82.4	709.3	845.7	(0.7)	1,554.3
Net income			166.9		166.9
Other comprehensive income				(0.6)	(0.6)
Common stock:
Issuance: option exercises & dividend reinvestment plan	0.2	6.1			6.1
Dividends ($1.460 per share)			(120.4)		(120.4)
Other		0.3			0.3
Balance at December 31, 2014	82.6	715.7	892.2	(1.3)	1,606.6
Net income			197.3		197.3
Other comprehensive income (loss)				0.1	0.1
Common stock:
Issuance: option exercises & dividend reinvestment plan	0.2	6.2			6.2
Dividends ($1.540 per share)			(127.3)		(127.3)
Other		0.9			0.9
Balance at December 31, 2015	82.8	$722.8	$962.2	$(1.2)	$1,683.8

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

Indiana Gas provides energy delivery services to approximately 580,000 natural gas customers located in central and southern Indiana.  SIGECO provides energy delivery services to approximately 144,000 electric customers and approximately 111,000 gas customers located near Evansville in southwestern Indiana.  SIGECO also owns and operates electric generation assets to serve its electric customers and optimizes those assets in the wholesale power market.  Indiana Gas and SIGECO generally do business as Vectren Energy Delivery of Indiana.  VEDO provides energy delivery services to approximately 314,000 natural gas customers located near Dayton in west central Ohio.

The Company, through Vectren Enterprises, Inc. (Enterprises), is involved in nonutility activities in two primary business areas:  Infrastructure Services and Energy Services. Infrastructure Services provides underground pipeline construction and repair services.  Energy Services provides energy performance contracting and sustainable infrastructure, such as renewables, distributed generation, and combined heat and power projects. Prior to August 29, 2014, the Company had activities in its Coal Mining business. Results in the financial statements include the results of Vectren Fuels, Inc. (Vectren Fuels) through the date of sale of August 29, 2014, when the Company exited the coal mining business. Further, prior to June 18, 2013, the Company had activities in its Energy Marketing business. Energy Marketing marketed and supplied natural gas and provided energy management services through ProLiance Holdings, LLC (ProLiance or ProLiance Holdings). In June 2013, ProLiance exited the gas marketing business through the disposition of certain net assets of its energy marketing subsidiary, ProLiance Energy, LLC (ProLiance Energy). Other minor operating results of the remaining ProLiance investment and Coal Mining are reflected in Other Businesses. Enterprises also has other legacy businesses that have investments in energy-related opportunities and services and other investments. All of the above is collectively referred to as the Nonutility Group.  Enterprises supports the Company's regulated utilities by providing infrastructure services.

2. Summary of Significant Accounting Policies

In applying its accounting policies, the Company makes judgments, assumptions, and estimates that affect the amounts reported in these consolidated financial statements and related footnotes.  Examples of transactions for which estimation techniques are used include valuing pension and postretirement benefit obligations, deferred tax obligations, unbilled revenue, uncollectible accounts, regulatory assets and liabilities, asset retirement obligations, and derivatives and other financial instruments.  Estimates also impact the depreciation of utility and nonutility plant and the testing of goodwill and other assets for impairment.  Recorded estimates are revised when better information becomes available or when actual amounts can be determined.  Actual results could differ from current estimates.

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

Investments in Unconsolidated Affiliates
Investments in unconsolidated affiliates where the Company has significant influence are accounted for using the equity method of accounting.  The Company’s share of net income or loss from these investments is recorded in Equity in earnings (losses) of unconsolidated affiliates.  Dividends are recorded as a reduction of the carrying value of the investment when received.  Investments in unconsolidated affiliates where the Company does not have significant influence are accounted for using the cost method of accounting.  Dividends associated with cost method investments are recorded as Other income – net when received.  Investments are reviewed as facts and circumstances indicate that the carrying amount may be impaired.  This impairment review involves the comparison of an investment's fair value to its carrying value. Investments, when necessary, include adjustments for declines in value judged to be other than temporary.

Goodwill
Goodwill recorded on the Consolidated Balance Sheets results from business acquisitions and is based on a fair value allocation of the businesses’ purchase price at the time of acquisition.  Goodwill is charged to expense only when it is impaired.  The Company tests its goodwill for impairment at an operating segment level because the components within the segments are similar.  These tests are performed at least annually and is performed at the beginning of each year.  Impairment reviews consist of a comparison of fair value to the carrying amount.  If the fair value is less than the carrying amount, an impairment loss is recognized in operations.  No goodwill impairments have been recorded during the periods presented.

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

Regulatory Assets & Liabilities
Regulatory assets represent certain incurred costs, which will result in probable future cash recoveries from customers through the ratemaking process.  Regulatory liabilities represent probable expenditures by the Company for removal costs or future reductions in revenues associated with amounts that are to be credited to customers through the ratemaking process.  The Company continually assesses the recoverability of costs recognized as regulatory assets and liabilities and the ability to recognize new regulatory assets and liabilities associated with its regulated utility operations.  Given the current regulatory environment in its jurisdictions, the Company believes such accounting is appropriate.

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

While not significant for the periods presented, the Company does recognize the fair value of an obligation at the inception of a guarantee in certain circumstances.  These circumstances would include executing certain indemnification agreements and guaranteeing operating lease residual values, the performance of a third party, or the indebtedness of a third party.

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

When an energy contract that is a derivative is designated and documented as a normal purchase or normal sale (NPNS), it is exempt from mark-to-market accounting.  Most energy contracts executed by the Company are subject to the NPNS exclusion or are not considered derivatives.  Such energy contracts include Real Time and Day Ahead purchase and sale contracts with the MISO, natural gas purchases, and wind farm and other electric generating contracts.

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

Income Taxes
Deferred income taxes are provided for temporary differences between the tax basis (adjusted for related unrecognized tax benefits, if any) of an asset or liability and its reported amount in the financial statements.  Deferred tax assets and liabilities are computed based on the currently-enacted statutory income tax rates that are expected to be applicable when the temporary differences are scheduled to reverse.  The Company’s rate regulated utilities recognize regulatory liabilities for deferred taxes provided in excess of the current statutory tax rate and regulatory assets for deferred taxes provided at rates less than the current statutory tax rate.  Such tax-related regulatory assets and liabilities are reported at the revenue requirement level and amortized to income as the related temporary differences reverse, generally over the lives of the related properties.  A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that the deferred tax assets will be realized.

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

Revenues
Most revenues are recognized as products and services are delivered to customers.  Some nonutility revenues are recognized using the percentage of completion method.  The Company records revenues for services and goods delivered but not billed at the end of an accounting period in Accrued unbilled revenues. Substantially all revenue sources are subject to unbillled accruals.

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

MISO-related purchase and sale transactions are recorded using settlement information provided by the MISO. These purchase and sale transactions are accounted for on a net hourly position. Net purchases in a single hour are recorded in Cost of fuel & purchased power and net sales in a single hour are recorded in Electric utility revenues. On occasion, prior period transactions are resettled outside the routine process due to a change in the MISO’s tariff or a material interpretation thereof.  Expenses associated with resettlements are recorded once the resettlement is probable and the resettlement amount can be estimated. Revenues associated with resettlements are recognized when the amount is determinable and collectability is reasonably assured.

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

Excise & Utility Receipts Taxes
Excise taxes and a portion of utility receipts taxes are included in rates charged to customers.  Accordingly, the Company records these taxes received as a component of operating revenues, which totaled $29.4 million in 2015, $32.3 million in 2014, and $29.6 million in 2013.  Expense associated with excise and utility receipts taxes are recorded as a component of Taxes other than income taxes.

Operating Segments
The Company’s chief operating decision maker is the Chief Executive Officer.  The Company uses net income calculated in accordance with generally accepted accounting principles as its most relevant performance measure.  The Company has three operating segments within its Utility Group, three operating segments in its Nonutility Group, and a Corporate and Other segment.

Fair Value Measurements
Certain assets and liabilities are valued and disclosed at fair value.  Financial assets include securities held in trust by the Company’s pension plans.  Nonfinancial assets and liabilities include the initial measurement of an asset retirement obligation or the use of fair value in goodwill, intangible assets, and long-lived assets impairment tests.  FASB guidance provides the framework for measuring fair value.  That framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described as follows:

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

3. Utility & Nonutility Plant

The original cost of Utility Plant, together with depreciation rates expressed as a percentage of original cost, follows:

	At December 31,
(In millions)	2015		2014
	Original Cost	Depreciation Rates as a Percent of Original Cost	Original Cost	Depreciation Rates as a Percent of Original Cost
Gas utility plant	$3,279.7	3.4%	$3,011.0	3.4%
Electric utility plant	2,695.8	3.3%	2,602.5	3.3%
Common utility plant	55.0	3.2%	54.3	3.2%
Construction work in progress	59.9	—	50.9	—
Total original cost	$6,090.4		$5,718.7

SIGECO and Alcoa Generating Corporation (AGC), a subsidiary of Alcoa, Inc. (Alcoa), own the 300 MW unit at the Warrick Power Plant (Warrick Unit 4) as tenants in common.  SIGECO's share of the cost of this unit at December 31, 2015, is $190.3 million with accumulated depreciation totaling $101.9 million.  AGC and SIGECO share equally in the cost of operation and output of the unit.  SIGECO's share of operating costs is included in Other operating expenses in the Consolidated Statements of Income.

In January 2016, Alcoa announced plans to close its smelter operations by the end of the first quarter 2016. Historically, on-site generation owned and operated by AGC has been used to provide power to the smelter, as well as other mill operations, which will continue. Generation from Alcoa's share of the Warrick Unit 4 has historically been sold into the MISO market. The Company is actively working with Alcoa on plans related to continued operation of their generation, anticipating that more will be known toward the end of 2016.

Nonutility Plant, net of accumulated depreciation and amortization follows:

	At December 31,
(In millions)	2015	2014
Computer hardware & software	$108.8	$106.1
Land & buildings	86.4	72.1
Vehicles & equipment	203.0	182.7
All other	16.4	17.1
Nonutility plant - net	$414.6	$378.0

Nonutility Plant is presented net of accumulated depreciation and amortization totaling $420.3 million and $361.9 million as of December 31, 2015 and 2014, respectively.  For the years ended December 31, 2015, 2014, and 2013, the Company capitalized interest totaling $0.4 million, $0.6 million, and $0.5 million, respectively, on nonutility plant construction projects.

4. Regulatory Assets & Liabilities

Regulatory Assets
Regulatory assets consist of the following:

	At December 31,
(In millions)	2015	2014
Future amounts recoverable from ratepayers related to:
Benefit obligations (See Note 11)	$97.3	$105.3
Net deferred income taxes (See Note 10)	(16.9)	(14.8)
	80.4	90.5
Amounts deferred for future recovery related to:
Cost recovery riders & other	54.6	33.3
	54.6	33.3
Amounts currently recovered in customer rates related to:
Unamortized debt issue costs, reacquisition premiums & hedging proceeds	34.4	35.2
Demand side management programs	—	0.6
Indiana authorized trackers	42.6	25.6
Deferred coal costs	28.3	35.3
Ohio authorized trackers	17.6	12.7
Other base rate recoveries	0.1	0.4
	123.0	109.8
Total regulatory assets	$258.0	$233.6

Of the $123 million currently being recovered in customer rates, no amounts are earning a return.  The weighted average recovery period of regulatory assets currently being recovered in base rates, which totals $35 million, is 24 years.  The remainder of the regulatory assets are being recovered timely through periodic recovery mechanisms. The Company has rate orders for all deferred costs not yet in rates and therefore believes that future recovery is probable.

Assets arising from benefit obligations represent the funded status of retirement plans less amounts previously recognized in the statement of income.  The decrease in 2015 of approximately $8 million is primarily a result of an increase in discount rate used to value the projected benefit obligation. These decreases were somewhat offset by asset returns that were less than the assumed rate of return. The Company records a Regulatory asset for that portion related to its rate regulated utilities. See Note 11.

Regulatory Liabilities
At December 31, 2015 and 2014, the Company has approximately $433.9 million and $410.3 million, respectively, in Regulatory liabilities.  Of these amounts, $399.1 million and $373.5 million relate to cost of removal obligations.  The remaining amounts primarily relate to timing differences associated with asset retirement obligations and deferred financing costs.

5. Federal Business Unit Acquisition

On April 1, 2014, the Company, through its wholly owned subsidiary Energy Systems Group (ESG), purchased the federal sector energy services unit of Chevron Energy Solutions from Chevron USA, referred to hereafter as the Federal Business Unit (FBU). FBU performs under several long-term operations and maintenance contracts (O&M), and has a construction project sales funnel. Included in the acquisition are several Indefinite Delivery / Indefinite Quantity contracts with federal government entities including Energy Savings Performance Contracts (ESPC) with the U.S. Department of Energy and U.S. Army Corps of Engineers. Also included are long-term operation and maintenance and repair contracts with multiple Department of Defense installations. FBU is included in the Company’s nonutility Energy Services operating segment.

The acquisition purchase price was $42.1 million, which included contingent consideration to be paid if certain new order targets were met in 2014. Those new order targets were not met in 2014 and therefore the contingent consideration was not earned.

As such, the contingent consideration liability as of December 31, 2014 of $14.8 million was reversed as operating income. The initial new order target at the end of 2014 was dependent on the signing of contracts with sufficient revenue to meet the threshold. A single contract was targeted that would have been sufficient to meet the threshold but the signing of that contract was delayed by the customer. That contract was signed in August 2015.

The Company recognized the assets acquired and the liabilities assumed, measured at their fair values as of the date of acquisition. The following table summarizes the allocation of the purchase price to the fair value of the assets acquired and liabilities assumed as of April 1, 2014.

(In millions)
Adjusted Net Working Capital	$2.2
Depreciable Fixed Assets	0.4
Customer Relationships (Sales Funnel)	7.1
ESPC Licenses	6.0
Deferred Tax Asset	0.8
Goodwill	27.7
Total Assets acquired	$44.2
Less: Unfavorable Contract Liabilities Assumed	(2.1)
Total Purchase Consideration	$42.1

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

6. Sale of Vectren Fuels, Inc.

On July 1, 2014, the Company announced that it had reached an agreement to sell its wholly owned coal mining subsidiary, Vectren Fuels, to Sunrise Coal, LLC (Sunrise Coal), an Indiana-based wholly owned subsidiary of Hallador Energy Company. Sunrise Coal owns and operates coal mines in the Illinois Basin. On August 29, 2014, the transaction closed.  Total cash received was approximately $311 million, inclusive of a $15 million change in working capital from December 31, 2013, through closing. At June 30, 2014, the Company recorded an estimated loss on the transaction, including costs to sell, of approximately $32 million, or $20 million after tax. At December 31, 2014, the pre-tax loss of $32 million was reflected in the Consolidated Statement of Income as a $42 million charge to other operating expense, offset by $10 million in lower depreciation expense as depreciation ceased for the assets classified as held for sale at June 30, 2014. Results from Coal Mining for the year ended December 31, 2014, inclusive of the loss on sale, was a loss of $21.1 million, net of tax, compared to a loss of $16.0 million for the year ended December 31, 2013. The transaction did not meet the requirements under GAAP to qualify as discontinued operations since Vectren has significant continuing cash flows related to the purchase of coal from the buyer of these mines.

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

The Company's remaining investment in ProLiance at December 31, 2015, shown at its 61 percent ownership share, is as follows and reflects that it relates primarily to ProLiance's investment in LA Storage discussed below.

As of
December 31,
(In millions)	2015
Cash	$2.7
Investment in LA Storage	22.2
Other midstream asset investment	4.9
Total investment in ProLiance	$29.8
Included in:
Investments in unconsolidated affiliates	19.7
Other nonutility investments	10.1

LA Storage, LLC Storage Asset Investment
ProLiance Transportation and Storage, LLC (PT&S), a subsidiary of ProLiance, and Sempra Energy International (SEI), a subsidiary of Sempra Energy (SE), through a joint venture, have a 100 percent interest in a development project for salt-cavern natural gas storage facilities known as LA Storage.  PT&S is the minority member with an approximate 25 percent interest, which it accounts for using the equity method.  The project, which includes a pipeline system, is expected to include 12-19 Bcf of capacity, and has the potential for further expansion. This pipeline system is currently connected with several interstate pipelines, including the Cameron Interstate Pipeline operated by Sempra Pipelines & Storage, and will connect area liquefied natural gas regasification terminals to an interstate natural gas transmission system and storage facilities.

Approximately 12 Bcf of the storage, which comprises three of the four FERC certified caverns, is fully tested but additional work is required to further develop the caverns. The timing and extent of development of these caverns is dependent on market conditions, including pricing, need for storage capacity, and development of the liquefied natural gas market, among other factors. To date, development activity has been modest due to current low demand for storage facilities. The development of the storage market and related pricing are critical assumptions in the analysis of the recoverability of the investment's carrying value. At December 31, 2015, ProLiance's investment in the joint venture was $36.4 million.

The joint venture received a demand for arbitration from Williams Midstream Natural Gas Liquids, Inc. (Williams) in February 2011 related to a sublease agreement.  Williams alleged that the joint venture was negligent in its attempt to convert certain salt caverns to natural gas storage and seeks damages of $56.7 million.  In August 2015, the joint venture and Williams agreed to settle the dispute. The Company's share of the settlement was not material to its results of operations or statement of financial condition.

Transactions with ProLiance
Purchases from ProLiance for resale and for injections into storage for the year ended December 31, 2013 totaled $200.5 million.  The Company did not have any purchases from ProLiance for the year ended December 31, 2015 or 2014. The 2013 purchases from ProLiance all occurred prior to June 18, 2013 when ProLiance exited the natural gas marketing business.

8. Nonutility Legacy Holdings

Within the nonutility group, there are legacy investments involved in other ventures.  As of December 31, 2015 and 2014, total remaining legacy investments, other than the investment in ProLiance, included in the Other Businesses portfolio total $7.0 million and $25.0 million, respectively.  Further separation by type of investment follows:

	At December 31, 2015			At December 31, 2014
		Value Included In			Value Included In
(In millions)	Carrying Value	Other Nonutility Investments	Investments in Unconsolidated Affiliates	Carrying Value	Other Nonutility Investments	Investments in Unconsolidated Affiliates
Commercial real estate investment	$—	$—	$—	$8.0	$8.0	$—
Leveraged lease	—	—	—	15.2	15.2	—
Other investments	7.0	6.0	1.0	1.8	0.2	1.6
	$7.0	$6.0	$1.0	$25.0	$23.4	$1.6

During 2015, the Company sold its investment in commercial real estate property as well as an interest in a leveraged lease for approximate book value. At December 31, 2015, the remaining investment relates to a debt security related to the sale of commercial real estate of $5.1 million and other investments of $1.9 million.

9. Intangible Assets

Intangible assets, which are included in Other assets, consist of the following:

(In millions)	At December 31,
	2015		2014
	Amortizing	Non-amortizing	Amortizing	Non-amortizing
Customer-related assets	$23.1	$—	$22.5	$—
Market-related assets	0.2	13.0	1.1	13.0
Intangible assets, net	$23.3	$13.0	$23.6	$13.0

As of December 31, 2015, the weighted average remaining life for amortizing customer-related assets and all amortizing intangibles is 12 years.  These amortizing intangible assets have no significant residual values.  Intangible assets are presented net of accumulated amortization totaling $9.8 million for customer-related assets and $4.3 million for market-related assets at December 31, 2015 and $10.0 million for customer-related assets and $3.4 million for market-related assets at December 31, 2014.  Annual amortization associated with intangible assets totaled $3.1 million in 2015, $2.8 million in 2014 and $2.3 million in 2013.  Amortization should approximate (in millions) $2.5, $2.3, $2.3, $2.3, and $2.3 in 2016, 2017, 2018, 2019, and 2020, respectively. Intangible assets are primarily in the Nonutility Group.

10. Income Taxes

A reconciliation of the federal statutory rate to the effective income tax rate follows:

	Year Ended December 31,
	2015	2014	2013
Statutory rate:	35.0%	35.0%	35.0%
State & local taxes-net of federal benefit	3.6	4.1	4.6
Amortization of investment tax credit	(0.2)	(0.3)	(0.3)
Depletion	—	(2.6)	(1.5)
Domestic production deduction	(1.0)	(1.1)	—
Energy efficiency building deductions	(2.3)	(1.6)	(3.8)
Research and development credit	(1.6)	(0.3)	(0.6)
Other tax credits	(0.1)	(0.2)	(1.1)
All other-net	0.2	(0.3)	0.7
Effective tax rate	33.6%	32.7%	33.0%

Significant components of the net deferred tax liability follow:

	At December 31,
(In millions)	2015	2014
Noncurrent deferred tax liabilities (assets):
Depreciation & cost recovery timing differences	$827.6	$757.9
Leveraged lease	—	9.8
Regulatory assets recoverable through future rates	31.6	29.2
Alternative minimum tax carryforward	(34.5)	(51.4)
Employee benefit obligations	(9.3)	(14.5)
Net operating loss & other carryforwards	(3.7)	(2.0)
Regulatory liabilities to be settled through future rates	(29.9)	(27.5)
Impairments	(3.0)	(5.6)
Deferred fuel costs - net	14.2	22.0
Other – net	12.4	7.0
Net noncurrent deferred tax liability	$805.4	$724.9

The Company has presented its deferred tax assets and deferred tax liabilities as non-current in the tables above and in the balance sheet, in accordance with ASU 2015-17, Balance Sheet Classification of Deferred Taxes.  The Company early adopted ASU 2015-17 in the current year as the new standard simplifies current accounting guidance, which required entities to separately present deferred tax assets and deferred tax liabilities as current and non-current.  This guidance was adopted for the year ended December 31, 2015, and has been applied retrospectively to all periods presented.  The effect of this change on the December 31, 2015 and 2014 balance sheets is the reclassification of $15.3 million and $16.3 million in current deferred tax assets to long-term deferred tax liabilities, respectively.  The amounts reclassified primarily represent the net of deferred tax assets arising from alternative minimum tax carryforwards and deferred tax liabilities arising from deferred fuels costs.

At December 31, 2015 and 2014, investment tax credits totaling $4.1 million and $4.7 million respectively, are included in Deferred credits & other liabilities.  At December 31, 2015, the Company has alternative minimum tax carryforwards which do not expire.  In addition, the Company has $3.7 million in net operating loss and general business credit carryforwards, which will expire in 5 to 20 years. The net operating loss carryforward and other carryforwards were reduced for the impacts of unrecognized tax benefits and a valuation allowance relating primarily to state net operating loss carryforwards. At December 31, 2015 and 2014, the valuation allowance was $8.1 million and $7.3 million, respectively.

The components of income tax expense follow:

	Year Ended December 31,
(In millions)	2015	2014	2013
Current:
Federal	$10.8	$24.7	$12.4
State	8.5	18.5	11.4
Total current taxes	19.3	43.2	23.8
Deferred:
Federal	79.0	42.7	43.4
State	2.0	(4.2)	0.5
Total deferred taxes	81.0	38.5	43.9
Amortization of investment tax credits	(0.6)	(0.6)	(0.6)
Total income tax expense	$99.7	$81.1	$67.1

Uncertain Tax Positions
Unrecognized tax benefits for all periods presented were not material to the Company. The net liability on the Consolidated Balance Sheet for unrecognized tax benefits inclusive of interest, penalties and net of secondary impacts which are a component of the Deferred income taxes and are benefits, totaled $1.0 million and $1.1 million, respectively, at December 31, 2015 and 2014.

The Company and/or certain of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states. The Internal Revenue Service (IRS) has concluded examinations of the Company's U.S. federal income tax returns for tax years through December 31, 2012. The State of Indiana, the Company's primary state tax jurisdiction, has conducted examinations of state income tax returns for tax years through December 31, 2010. The statutes of limitations for assessment of federal income tax and Indiana income tax have expired with respect to tax years through 2011 except to the extent of refunds claimed on amended tax returns. The statutes of limitations for assessment of the 2009-2011 tax years related to the amended federal and Indiana income tax returns will expire in 2016 and 2017.

Final Federal Income Tax Regulations
In September 2013, the IRS released final tangible property regulations regarding the deduction and capitalization of expenditures related to tangible property. The final regulations are generally effective for tax years beginning on or after January 1, 2014, and were adopted on the 2014 federal income tax return. The IRS has been working with the utility industry to provide industry specific guidance concerning the deductibility and capitalization of expenditures related to tangible property. The IRS has indicated that it expects to issue updated or new guidance with respect to electric and natural gas transmission and distribution assets during 2016. The Company continues to evaluate the impact adoption and industry guidance will have on its consolidated financial statements. As of this date, the Company does not expect the industry guidance to have a material impact on its consolidated financial statements.

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

11. Retirement Plans & Other Postretirement Benefits

At December 31, 2015, the Company maintains three closed qualified defined benefit pension plans, a nonqualified supplemental executive retirement plan (SERP), and a postretirement benefit plan.  The defined benefit pension plans and postretirement benefit plan, which cover eligible full-time regular employees, are primarily noncontributory.  The postretirement health care and life insurance plans are a combination of self-insured and fully insured plans.  The qualified pension plans and the SERP are aggregated under the heading “Pension Benefits.”  The postretirement benefit plan is presented under the heading “Other Benefits.”

Net Periodic Benefit Costs
A summary of the components of net periodic benefit cost for the three years ended December 31, 2015 follows:

	Pension Benefits			Other Benefits
(In millions)	2015	2014	2013	2015	2014	2013
Service cost	$7.9	$7.4	$8.6	$0.4	$0.4	$0.5
Interest cost	14.6	15.5	14.7	2.0	2.3	2.0
Expected return on plan assets	(22.5)	(22.7)	(22.1)	—	—	—
Amortization of prior service cost (benefit)	0.7	1.0	1.5	(3.0)	(3.0)	(3.2)
Amortization of actuarial loss	8.5	5.0	10.1	0.7	0.4	0.7
Settlement charge	0.6	3.1	1.3	—	—	—
Net periodic benefit cost	$9.8	$9.3	$14.1	$0.1	$0.1	$—

A portion of the net periodic benefit cost disclosed in the table above is capitalized as Utility Plant.  Costs capitalized in 2015, 2014, and 2013 are estimated at $3.1 million, $2.8 million, and $4.2 million, respectively.

The Company decreased the discount rate used to measure periodic cost from 4.74 percent in 2014 to 4.05 percent in 2015 due to lower benchmark interest rates that approximated the expected duration of the Company’s benefit obligations as of that valuation date.  The Company derives its discount rate by identifying a theoretical settlement portfolio of high quality corporate bonds sufficient to provide for the plans' projected benefit payments. For fiscal year 2016, the weighted average discount rate assumption will increase to 4.31 percent for the defined benefit pension plans, based on increased benchmark interest rates.

The weighted averages of significant assumptions used to determine net periodic benefit costs follow:

	Pension Benefits			Other Benefits
	2015	2014	2013	2015	2014	2013
Discount rate	4.05%	4.74%	4.03%	3.95%	4.66%	3.91%
Rate of compensation increase	3.50%	3.50%	3.50%	N/A	N/A	N/A
Expected return on plan assets	7.50%	7.75%	7.75%	N/A	N/A	N/A
Expected increase in Consumer Price Index	N/A	N/A	N/A	2.50%	2.75%	2.75%

The Company uses a "building block" approach to develop an expected long-term rate of return. Health care cost trend rate assumptions do not have a material effect on the service and interest cost components of benefit costs.  The Company’s plans limit its exposure to increases in health care costs to annual changes in the Consumer Price Index (CPI).  Any increase in health care costs in excess of the CPI increase is the responsibility of the plan participants.

Benefit Obligations
A reconciliation of the Company’s benefit obligations at December 31, 2015 and 2014 follows:

	Pension Benefits		Other Benefits
(In millions)	2015	2014	2015	2014
Benefit obligation, beginning of period	$371.9	$338.4	$53.3	$51.3
Service cost – benefits earned during the period	7.9	7.4	0.4	0.4
Interest cost on projected benefit obligation	14.6	15.5	2.0	2.3
Plan participants' contributions	—	—	1.0	0.9
Plan amendments	0.5	—	—	—
Actuarial loss (gain)	(17.0)	48.5	(8.6)	3.2
Settlement loss	—	1.7	—	—
Benefit payments	(27.9)	(25.3)	(4.6)	(4.8)
Settlement payments	(1.7)	(14.3)	—	—
Benefit obligation, end of period	$348.3	$371.9	$43.5	$53.3

The accumulated benefit obligation for all defined benefit pension plans was $336.1 million and $356.4 million at December 31, 2015 and 2014, respectively. The decrease in the pension benefit obligation in 2015 is primarily due to an increase in the discount rate used to measure the obligation at year end.

Mortality Assumption Changes
In October 2014, the Society of Actuaries (SOA) released updated mortality estimates that reflect increased life expectancy. The Company updated its mortality assumptions to incorporate this increase in life expectancy. Accordingly, the Company updated its base mortality assumption to the SOA 2014 table as well as updated its projected mortality improvement. In October 2015, the SOA released updated projected mortality improvement that reflect additional years of data. The Company continues to use the SOA 2014 base table and has updated to the projected mortality improvement data that was released in 2015. These changes are reflected in the Company's benefit obligation as of December 31, 2015.

Other Material Assumptions
The benefit obligation as of December 31, 2015 and 2014 was calculated using the following weighted average assumptions:

	Pension Benefits		Other Benefits
	2015	2014	2015	2014
Discount rate	4.31%	4.05%	4.21%	3.95%
Rate of compensation increase	3.50%	3.50%	N/A	N/A
Expected increase in Consumer Price Index	N/A	N/A	2.50%	2.50%

To calculate the 2015 ending postretirement benefit obligation, medical claims costs in 2016 were assumed to be 6.0 percent higher than those incurred in 2015.  That trend, beginning at 8.0 percent in 2012, was assumed to reach its ultimate trending increase of 5.0 percent by 2018 and remain level thereafter.  A one-percentage point change in assumed health care cost trend rates would have changed the benefit obligation by approximately $0.2 million.

Plan Assets
A reconciliation of the Company’s plan assets at December 31, 2015 and 2014 follows:

	Pension Benefits		Other Benefits
(In millions)	2015	2014	2015	2014
Plan assets at fair value, beginning of period	$305.6	$323.9	$—	$—
Actual return on plan assets	(2.0)	20.1	—	—
Employer contributions	22.9	1.2	3.6	3.9
Plan participants' contributions	—	—	1.0	0.9
Benefit payments	(27.9)	(25.3)	(4.6)	(4.8)
Settlement payments	(1.7)	(14.3)	—	—
Fair value of plan assets, end of period	$296.9	$305.6	$—	$—

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

Common Collective Trust Funds (CTF’s)
The Company’s plans have investments in trust funds similar to mutual funds in that they are created by pooling of funds from investors into a common trust and such funds are managed by a third party investment manager.  These trust funds typically give investors a wider range of investment options through this pooling of funds than those generally available to investors on an individual basis.  However, unlike mutual funds, these trusts are not publicly traded in an active market.  The fair values of these trusts are derived from Level 2 market inputs based on a daily calculated unit value as determined by the issuer.  This daily calculated value is based on the fair market value of the underlying investments.  These funds are primarily comprised of investments in equity and fixed income securities which represent approximately 30 percent and 60 percent, respectively, of their fair value as of December 31, 2015 and approximately 56 percent and 37 percent, respectively, as of December 31, 2014.  Equity securities within these funds are primarily valued using quoted market prices as these instruments have active markets.  From time to time, less liquid equity securities are valued using Level 2 inputs, such as bid prices or a closing price, as determined in good faith by the investment manager.  Fixed income securities are valued at the last available bid prices quoted by an independent pricing service.  When valuations are not readily available, fixed income securities are valued using primarily other Level 2 inputs as determined in good faith by the investment manager.

The fair value of these funds totals $99.5 million at December 31, 2015 and $155.6 million at December 31, 2014.  In 2015, approximately $54 million of Level 2 investments were reallocated to Level 1 investments to maximize performance.  In relation to these investments, there are no unfunded commitments.  Also, the Plan can exchange shares with minimal restrictions, however, certain events may exist where share exchanges are restricted for up to 31 days.

Guaranteed Annuity Contract
One of the Company’s pension plans is party to a group annuity contract with John Hancock Life Insurance Company (John Hancock).  At December 31, 2015 and 2014, the estimate of undiscounted funds necessary to satisfy John Hancock’s remaining obligation was $3.9 million and $3.8 million, respectively.  If funds retained by John Hancock are not sufficient to satisfy retirement payments due to these retirees, the shortfall must be funded by the Company. The composite investment return, net of manager fees and other charges for the years ended December 31, 2015 and 2014 was 3.65 percent and 4.12 percent, respectively.  The Company values this illiquid investment using long-term interest rate and mortality assumptions, among others, and is therefore considered a Level 3 investment.  There is no unfunded commitment related to this investment.

The fair values of the Company’s pension and other retirement plan assets at December 31, 2015 and December 31, 2014 by asset category and by fair value hierarchy are as follows:

	As of December 31, 2015
(In millions)	Level 1	Level 2	Level 3	Total
Domestic equities & equity funds	$113.5	$29.8	$—	$143.3
International equities & equity funds	38.2	—	—	38.2
Domestic bonds & bond funds	36.6	48.0	—	84.6
Inflation protected security fund	—	11.2	—	11.2
Real estate, commodities & other	4.8	10.5	4.3	19.6
Total plan investments	$193.1	$99.5	$4.3	$296.9

	As of December 31, 2014
(In millions)	Level 1	Level 2	Level 3	Total
Domestic equities & equity funds	$62.8	$87.3	$—	$150.1
International equities & equity funds	38.4	—	—	38.4
Domestic bonds & bond funds	38.8	47.1	—	85.9
Inflation protected security fund	—	11.1	—	11.1
Real estate, commodities & other	5.8	10.1	4.2	20.1
Total plan investments	$145.8	$155.6	$4.2	$305.6

A roll forward of the fair value of the guaranteed annuity contract calculated using Level 3 valuation assumptions follows:

(In millions)	2015	2014
Fair value, beginning of year	$4.2	$4.1
Unrealized gains related to investments still held at reporting date	0.2	0.1
Purchases, sales & settlements, net	(0.1)	—
Fair value, end of year	$4.3	$4.2

Funded Status
The funded status of the plans as of December 31, 2015 and 2014 follows:

	Pension Benefits		Other Benefits
(In millions)	2015	2014	2015	2014
Qualified Plans
Benefit obligation, end of period	$(328.7)	$(351.7)	$(43.5)	$(53.3)
Fair value of plan assets, end of period	296.9	305.6	—	—
Funded Status of Qualified Plans, end of period	(31.8)	(46.1)	(43.5)	(53.3)
Benefit obligation of SERP Plan, end of period	(19.6)	(20.2)	—	—
Total funded status, end of period	$(51.4)	$(66.3)	$(43.5)	$(53.3)
Accrued liabilities	$1.2	$1.2	$4.6	$4.6
Deferred credits & other liabilities	$50.2	$65.1	$38.9	$48.7

Expected Cash Flows
The Company currently anticipates making contributions of $15.0 million to qualified pension plans in 2016.  In addition, the Company expects to make contributions totaling approximately $1.2 million into the SERP plan and approximately $3.3 million into the postretirement plan.

Estimated retiree pension benefit payments, including the SERP, projected to be required during the years following 2015 are approximately (in millions) $25.1 in 2016, $35.9 in 2017, $25.8 in 2018, $27.0 in 2019, $29.6 in 2020, and $135.2 in years 2021-2025.  Expected benefit payments projected to be required for postretirement benefits during the years following 2015 (in millions) are approximately $4.6 in 2016, $4.4 in 2017, $4.6 in 2018, $4.8 in 2019, $5.1 in 2020, and $25.5 in years 2021-2025.

Prior Service Cost, Actuarial Gains and Losses, and Transition Obligation Effects

Following is a roll forward of prior service cost and actuarial gains and losses.

	Pensions		Other Benefits
(In millions)	Prior Service Cost	Net Gain or Loss	Prior Service Cost	Net Gain or Loss
Balance at January 1, 2013	$4.5	$136.2	$(23.1)	$11.2
Amounts arising during the period	—	(58.8)	(0.2)	(2.4)
Reclassification to benefit costs	(1.5)	(10.1)	3.2	(0.7)
Balance at December 31, 2013	$3.0	$67.3	$(20.1)	$8.1
Amounts arising during the period	—	49.4	—	3.2
Reclassification to benefit costs	(1.0)	(5.0)	3.0	(0.4)
Balance at December 31, 2014	$2.0	$111.7	$(17.1)	$10.9
Amounts arising during the period	0.5	6.9	—	(8.6)
Reclassification to benefit costs	(0.7)	(8.5)	3.0	(0.7)
Balance at December 31, 2015	$1.8	$110.1	$(14.1)	$1.6

Following is a reconciliation of the amounts in Accumulated other comprehensive income (AOCI) and Regulatory assets related to retirement plan obligations at December 31, 2015 and 2014.

(In millions)	2015		2014
	Pensions	Other Benefits	Pensions	Other Benefits
Prior service cost	$1.8	$(14.1)	$2.0	$(17.1)
Unamortized actuarial gain/(loss)	110.1	1.6	111.7	10.9
	111.9	(12.5)	113.7	(6.2)
Less: Regulatory asset deferral	(109.6)	12.3	(111.4)	6.1
AOCI before taxes	$2.3	$(0.2)	$2.3	$(0.1)

Related to pension plans, $0.4 million of prior service cost and $7.2 million of actuarial gain/loss is expected to be amortized to cost in 2016.  Related to other benefits, no actuarial gain/loss is expected to be amortized to periodic cost in 2016, and $3.0 million of prior service cost is expected to reduce costs in 2016.

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

Expense is recognized as payments are accrued for work performed or when withdrawal liabilities are probable and estimable.  Expense associated with multiemployer plans was $32.7 million, $32.4 million and $33.2 million for the years ended December 31, 2015, 2014, and 2013, respectively. During 2015, the Company made contributions to these multiemployer plans on behalf of employees that participate in approximately 250 local unions.  Contracts with these unions are negotiated with trade agreements through two primary contractor associations. These trade agreements have varying expiration dates ranging from 2016 through 2020. The average contribution related to these local unions was less than $0.1 million, and the largest contribution was $3.5 million.  Multiple unions can contribute to a single multiemployer plan.  The Company made contributions to at least 62 plans in 2015, five of which are considered significant plans based on, among other things, the amount of the contributions, the number of employees participating in the plan, and the funded status of the plan.

The Company's participation in the significant plans is outlined in the following table. The Employer Identification Number (EIN) / Pension Plan Number column provides the EIN and three digit pension plan numbers. The most recent Pension Protection Act Zone Status available in 2015 and 2014 is for the plan year end at January 31, 2014 and 2013 for the Central Pension Fund, December 31, 2014 and 2013 for the Pipeline Industry Benefit Fund, May 31, 2014 and 2013 for the Indiana Laborers Pension Fund, August 1, 2014 and 2013 for the Ohio Operating Engineers Pension Fund, and December 31, 2014 and 2013 for the Minnesota Laborers Pension Fund, respectively. Generally, plans in the red zone are less than 65 percent funded, plans in the yellow zone are less than 80 percent funded and plans in the green zone are at least 80 percent funded. The FIP/RP Status Pending / Implemented column indicates plans for which a funding improvement plan ("FIP") or rehabilitation plan ("RP") is either pending or has been implemented. The multiemployer contributions listed in the table below are the Company's multiemployer contributions made in 2015, 2014, and 2013.

(In millions)
		Pension Protection Act Zone Status			Multiemployer Contributions
Pension Fund	EIN/Pension Plan Number	2015	2014	FIP/RP Status Pending/Implemented	2015	2014	2013	Surcharge Imposed
Central Pension Fund	36-6052390-001	Green	Green	No	$7.2	$7.7	$8.5	No
Pipeline Industry Benefit Fund	73-0742835-001	Green	Green	No	4.0	5.1	5.3	No
Indiana Laborers Pension Fund (1)	35-6027150-001	Yellow	Yellow	Implemented	4.1	3.5	2.4	No
Ohio Operating Engineers Pension Fund	31-6129968-001	Green	Green	No	2.2	1.7	1.5	No
Minnesota Laborers Pension Fund	41-6159599-001	Green	Green	No	1.8	2.2	2.8	No
Other					13.4	12.2	12.7
Total Contributions					$32.7	$32.4	$33.2

(1) Federal law requires pension plans in endangered status to adopt a funding improvement plan aimed at restoring the financial health of the plan. In December 2014, the Multiemployer Pension Reform Act of 2014 was passed and permanently extended the Pension Protection Act of 2006 multiemployer plan critical and endangered status funding rules, among other things, including providing a provision for a plan sponsor to suspend or reduce benefit payments to preserve plans in critical and declining status. Since the Indiana Laborers Pension Fund became endangered as of June 1, 2008, a funding improvement plan was previously set in place to begin June 1, 2009. The funding improvement plan requires that the plan's funded percentage improve at least 33 percent of the way to 100 percent over a 10-year period. The target for this plan under the law is a funded percentage of 78 percent by 2019. The plan must also meet the federal minimum funding requirements during this 10-year period. As of December 31, 2015, the plan has met these funding requirements and is expected to meet the target funded percentage by 2019.

While not considered significant to the Company, there are nine plans in red zone status receiving Company contributions. There are also nine other plans where Company contributions exceed 5 percent of each plan's total contributions and one of these plans was considered significant to the Company.

 Defined Contribution Plan
The Company also has defined contribution retirement savings plans that are qualified under sections 401(a) and 401(k) of the Internal Revenue Code and include an option to invest in Vectren common stock, among other alternatives.  During 2015, 2014 and 2013, the Company made contributions to these plans of $11.0 million, $9.1 million, and $7.5 million, respectively.

12. Borrowing Arrangements

Long-Term Debt
Long-term senior unsecured obligations and first mortgage bonds outstanding by subsidiary follow:

	At December 31,
(In millions)	2015	2014
Utility Holdings
Fixed Rate Senior Unsecured Notes
2015, 5.45%	—	75.0
2018, 5.75%	100.0	100.0
2020, 6.28%	100.0	100.0
2021, 4.67%	55.0	55.0
2023, 3.72%	150.0	150.0
2026, 5.02%	60.0	60.0
2028, 3.20%	45.0	45.0
2035, 6.10%	75.0	75.0
2035, 3.90%	25.0	—
2041, 5.99%	35.0	35.0
2042, 5.00%	100.0	100.0
2043, 4.25%	80.0	80.0
2045, 4.36%	135.0	—
2055, 4.51%	40.0	—
Total Utility Holdings	1,000.0	875.0
Indiana Gas
Fixed Rate Senior Unsecured Notes
2015, Series E, 7.15%	—	5.0
2015, Series E, 6.69%	—	5.0
2015, Series E, 6.69%	—	10.0
2025, Series E, 6.53%	10.0	10.0
2027, Series E, 6.42%	5.0	5.0
2027, Series E, 6.68%	1.0	1.0
2027, Series F, 6.34%	20.0	20.0
2028, Series F, 6.36%	10.0	10.0
2028, Series F, 6.55%	20.0	20.0
2029, Series G, 7.08%	30.0	30.0
Total Indiana Gas	96.0	116.0
SIGECO
First Mortgage Bonds
2016, 1986 Series, 8.875%	13.0	13.0
2022, 2013 Series C, 1.95%, tax-exempt	4.6	4.6
2024, 2013 Series D, 1.95%, tax-exempt	22.5	22.5
2025, 2014 Series B, current adjustable rate 0.784%, tax-exempt	41.3	41.3
2029, 1999 Series, 6.72%	80.0	80.0
2037, 2013 Series E, 1.95%, tax-exempt	22.0	22.0
2038, 2013 Series A, 4.00%, tax-exempt	22.2	22.2
2043, 2013 Series B, 4.05%, tax-exempt	39.6	39.6
2044, 2014 Series A, 4.00% tax-exempt	22.3	22.3
2055, 2015 Series Mt. Vernon, 2.375%, tax-exempt	23.0	—
2055, 2015 Series Warrick County, 2.375%, tax-exempt	15.2	—
Total SIGECO	305.7	267.5

	At December 31,
(In millions)	2015	2014
Vectren Capital Corp.
Fixed Rate Senior Unsecured Notes
2015, 5.31%	—	75.0
2016, 6.92%	60.0	60.0
2017, 3.48%	75.0	75.0
2019, 7.30%	60.0	60.0
2022, 3.33%	75.0	—
2025, 4.53%	50.0	50.0
2030, 3.90%	75.0	—
Total Vectren Capital Corp.	395.0	320.0
Total long-term debt outstanding	1,796.7	1,578.5
Current maturities of long-term debt	(73.0)	(170.0)
Unamortized debt premium & discount - net	(0.9)	(1.2)
Total long-term debt-net	$1,722.8	$1,407.3

Indiana Gas Unsecured Note Retirement
On March 15, 2015, a $5 million Indiana Gas senior unsecured note matured. The Series E note carried a fixed interest rate of 7.15 percent. The repayment of debt was funded by the Company's commercial paper program.

SIGECO Debt Issuance
On September 9, 2015, SIGECO completed a $38.2 million tax-exempt first mortgage bond issuance.  The principal terms of the two new series of tax-exempt debt are: (i) $23.0 million in Environmental Improvement Revenue Bonds, Series 2015, issued by the City of Mount Vernon, Indiana and (ii) $15.2 million in Environmental Improvement Revenue Bonds, Series 2015, issued by Warrick County, Indiana. Both bonds were sold in a public offering at an initial interest rate of 2.375 percent per annum that is fixed until September 1, 2020 when the bonds will be remarketed. The bonds have a final maturity of September 1, 2055.

Vectren Utility Holdings, Vectren Capital, and Indiana Gas Debt Transactions
On December 15, 2015, Utility Holdings issued Guaranteed Senior Notes in a private placement to various institutional investors in the following tranches: (i) $25 million of 3.90 percent Guaranteed Senior Notes, Series A, due December 15, 2035, (ii) $135 million of 4.36 percent Guaranteed Senior Notes, Series B, due December 15, 2045, and (iii) $40 million of 4.51 percent Guaranteed Senior Notes, Series C, due December 15, 2055. The notes are unconditionally guaranteed by Indiana Gas, SIGECO and VEDO.

Additionally, on December 15, 2015, Vectren Capital issued Guaranteed Senior Notes in a private placement to various institutional investors in the following tranches: (i) $75 million of 3.33 percent Guaranteed Senior Notes, Series A, due December 15, 2022 and (ii) $75 million of 3.90 percent Guaranteed Senior Notes, Series B, due December 15, 2030. The notes are guaranteed by Vectren Corporation.

A portion of the proceeds received from these issuances were used to finance the following retirements of debt: (i) $75 million of 5.45 percent Utility Holdings senior unsecured notes that matured on December 1, 2015, (ii) $75 million 5.31 percent Vectren Capital senior unsecured notes that matured on December 15, 2015, and (iii) $5 and $10 million of 6.69 percent Indiana Gas senior unsecured notes that matured on December 21, 2015 and December 29, 2015, respectively.

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

Vectren Capital 2013 Term Loan
On August 6, 2013, Vectren Capital entered into a $100 million three-year term loan agreement. Loans under the term loan agreement bore interest at either a Eurodollar rate or base rate plus an additional margin which was based on the Company's credit rating. Interest periods were variable and could have ranged from seven days to six months. The proceeds from this debt transaction were used to repay short-term borrowings outstanding under Vectren Capital's credit facility. The loan agreement was guaranteed by Vectren Corporation and included customary representations, warranties, and covenants, including a leverage covenant consistent with leverage covenants contained in other Vectren Capital borrowing arrangements. The Company received net proceeds of approximately $100 million in August 2013 and repaid the loan in August of 2014.

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

Mandatory Tenders
At December 31, 2015, certain series of SIGECO bonds, aggregating $87.3 million, currently bear interest at fixed rates, of which $49.1 million is subject to mandatory tender in September 2017 and $38.2 million is subject to mandatory tender in September 2020.  Additionally, SIGECO Bond Series 2014B, in the amount of $41.3 million, with a variable interest rate that is reset monthly, is subject to mandatory tender in September 2019.

Future Long-Term Debt Sinking Fund Requirements and Maturities
The annual sinking fund requirement of SIGECO's first mortgage bonds is 1 percent of the greatest amount of bonds outstanding under the Mortgage Indenture.  This requirement may be satisfied by certification to the Trustee of unfunded property additions in the prescribed amount as provided in the Mortgage Indenture.  SIGECO met the 2015 sinking fund requirement by this means and, accordingly, the sinking fund requirement for 2015 is excluded from Current liabilities in the Consolidated Balance Sheets.  At December 31, 2015, $1.3 billion of SIGECO's utility plant remained unfunded under

SIGECO's Mortgage Indenture.  SIGECO’s gross utility plant balance subject to the Mortgage Indenture approximated $3.1 billion at December 31, 2015.

Consolidated maturities of long-term debt during the five years following 2015 (in millions) are $73.0 in 2016, $75.0 in 2017, $100.0 in 2018, $60.0 in 2019, $100.0 in 2020, and $1,387.8 thereafter.

Debt Guarantees
Vectren Corporation guarantees Vectren Capital’s long-term debt, including current maturities, and short-term debt. Vectren Capital’s long-term debt, including current maturities outstanding at December 31, 2015 totaled $395 million. Vectren Capital had no short-term obligations outstanding at December 31, 2015. Utility Holdings’ currently outstanding long-term and short-term debt is jointly and severally guaranteed by Indiana Gas, SIGECO, and VEDO.  Utility Holdings’ long-term debt and short-term debt outstanding at December 31, 2015, totaled $1 billion and $15 million, respectively.

Covenants
Both long-term and short-term borrowing arrangements contain customary default provisions; restrictions on liens, sale-leaseback transactions, mergers or consolidations, and sales of assets; and restrictions on leverage, among other restrictions.  Multiple debt agreements contain a covenant that the ratio of consolidated total debt to consolidated total capitalization will not exceed 65 percent.  As of December 31, 2015 the Company was in compliance with all financial covenants.

Short-Term Borrowings
At December 31, 2015, the Company had $600 million of short-term borrowing capacity, including $350 million for the Utility Group and $250 million for the wholly owned Nonutility Group and corporate operations.  As reduced by borrowings currently outstanding, approximately $335 million was available for the Utility Group operations and $250 million was available for the wholly owned Nonutility Group and corporate operations.  On October 31, 2014, Vectren Capital’s and Utility Holdings’ short-term credit facilities, totaling $600 million in borrowing capacity, were amended to extend their maturity until October 31, 2019. These facilities are used to supplement working capital needs and also to fund capital investments and debt redemptions until financed on a long-term basis. The Vectren Capital facility has a letter of credit limit of $50 million and the Utility Holdings' facility has a letter of credit limit of $100 million. As of December 31, 2015, there were no letters of credit outstanding under the facilities.

Following is certain information regarding these short-term borrowing arrangements.

	Utility Group Borrowings			Nonutility Group Borrowings
(In millions)	2015	2014	2013	2015	2014	2013
As of Year End
Balance Outstanding	$14.5	$156.4	$28.6	$—	$—	$40.0
Weighted Average Interest Rate	0.55%	0.50%	0.29%	N/A	N/A	1.27%
Annual Average
Balance Outstanding	$53.8	$35.6	$119.6	$24.8	$34.5	$119.3
Weighted Average Interest Rate	0.38%	0.34%	0.34%	1.33%	1.29%	1.35%
Maximum Month End Balance Outstanding	$121.5	$156.4	$176.1	$69.1	$76.3	$173.8

Throughout the years presented, Utility Holdings has successfully placed commercial paper as needed.

13.  Common Shareholders’ Equity

Authorized, Reserved Common and Preferred Shares
At December 31, 2015 and 2014, the Company was authorized to issue 480 million shares of common stock and 20 million shares of preferred stock.  Of the authorized common shares, approximately 5.1 million shares at December 31, 2015 and 5.3 million shares at December 31, 2014 were reserved by the board of directors for issuance through the Company’s share-based compensation plans, benefit plans, and dividend reinvestment plan.  At December 31, 2015 and 2014, there were 392.1 million and 392.2 million, respectively, of authorized shares of common stock and all authorized shares of preferred stock, available for a variety of general corporate purposes, including future public offerings to raise additional capital.

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

The following table illustrates the basic and dilutive EPS calculations for the three years ended December 31, 2015:

	Year Ended December 31,
(In millions, except per share data)	2015	2014	2013
Numerator:
Reported net income (Numerator for Diluted EPS)	$197.3	$166.9	$136.6
Denominator:
Weighted-average common shares outstanding (Basic EPS)	82.7	82.5	82.3
Conversion of share-based compensation arrangements	0.0	0.0	0.1
Adjusted weighted-average shares outstanding and
assumed conversions outstanding (Diluted EPS)	82.7	82.5	82.4

Basic earnings per share	$2.39	$2.02	$1.66
Diluted earnings per share	$2.39	$2.02	$1.66

For the years ended December 31, 2015 , 2014, and 2013, all options and equity based instruments were dilutive but immaterial.

15. Accumulated Other Comprehensive Income

A summary of the components of and changes in Accumulated other comprehensive income for the past three years follows:

	2013			2014		2015
	Beginning of Year	Changes During	End of Year	Changes During	End of Year	Changes During	End of Year
(In millions)	Balance	Year	Balance	Year	Balance	Year	Balance
Unconsolidated affiliates	$(4.6)	$4.6	$—	$—	$—	$—	$—
Pension & other benefit costs	(2.6)	1.4	(1.2)	(1.0)	(2.2)	0.1	(2.1)
Deferred income taxes	2.9	(2.4)	0.5	0.4	0.9	—	0.9
Accumulated other comprehensive income (loss)	$(4.3)	$3.6	$(0.7)	$(0.6)	$(1.3)	$0.1	$(1.2)

Accumulated other comprehensive income arising from unconsolidated affiliates was previously primarily the Company’s portion of ProLiance Holdings, LLC’s accumulated comprehensive income related to use of cash flow hedges.  (See Note 7 for more information on ProLiance.)

16.  Share-Based Compensation & Deferred Compensation Arrangements

The Company has share-based compensation programs to encourage corporate and subsidiary officers, key non-officer employees, and non-employee directors to remain with the Company and to more closely align their interests with those of the Company’s shareholders.  Under these programs, the Company issues both performance-based and time-vested awards.  All share-based compensation programs are shareholder approved.  Currently, awards issued to a majority of the officers are performance-based, accrue dividends that are also subject to performance measures, and are settled in cash. In addition, the Company maintains a deferred compensation plan for officers and non-employee directors where participants can invest earned compensation and vested share-based awards in phantom Company stock units, among other options.  Certain vesting grants provide for accelerated vesting if there is a change in control or upon the participant’s retirement.

Following is a reconciliation of the total cost associated with share-based awards recognized in the Company’s financial statements to its after tax effect on net income:

	Year Ended December 31,
(In millions)	2015	2014	2013
Total cost of share-based compensation	$19.4	$25.2	$14.8
Less capitalized cost	4.8	5.3	2.8
Total in other operating expense	14.6	19.9	12.0
Less income tax benefit in earnings	5.7	7.9	4.8
After tax effect of share-based compensation	$8.9	$12.0	$7.2

Share-Based Awards & Other Awards
The vesting of awards issued to officers is contingent upon meeting total return and return on equity performance objectives.  Historically, grants to officers generally vest at the end of a four-year period, with performance measured at the end of the third year. Grants issued to officers in 2015 and beyond will generally vest at the end of a three-year period, with performance continuing to be measured at the end of the third year. Based on performance objectives, the number of awards could double or could be entirely forfeited.

A limited number of awards to certain subsidiary officers and awards to non-officer employees are time-vested awards, vest ratably over a three or five-year period, and are primarily settled in cash.  In addition, non-employee directors receive a portion of their fees in share-based awards.  These awards to non-employee directors are not performance-based and generally vest over one year.  The majority of officers and non-employee directors must choose between either settling awards in cash or deferring awards into a deferred compensation plan (where the value is eventually withdrawn in cash). A limited number of subsidiary officers may either settle awards in shares or defer awards into a deferred compensation plan at their discretion. The number of such awards that may settle in shares, but are accounted for as liability awards due to their potential to be taken in cash when withdrawn from the deferred compensation plan, was less than 100,000 units as of December 31, 2015, 2014 or 2013.

Most officer, non-officer employee, and non-employee director awards are accounted for as liability awards at their settlement date fair value.  The limited number of share awards to certain subsidiary officers that must be settled in shares are accounted for in equity at their grant date fair value.

A summary of the status of awards separated between those accounted for as liabilities and equity as of December 31, 2015 and 2014, and changes during the years ended December 31, 2015 and 2014, follow:

	Equity Awards
		Wtd. Avg.
		Grant Date	Liability Awards
	Units	Fair value	Units	Fair value
Awards at January 1, 2014	79,957	$29.12	731,251
Granted	5,910	31.24	331,344
Vested	(51,594)	28.36	(347,031)
Forfeited	—	—	(22,405)
Awards at December 31, 2014	34,273	$30.55	693,159	$46.23
Granted	13,657	30.39	394,967
Vested	(29,232)	29.87	(389,331)
Forfeited	(3,325)	30.95	(52,308)
Awards at December 31, 2015	15,373	$31.63	646,487	$42.42

As of December 31, 2015, there was $15.4 million of total unrecognized compensation cost associated with outstanding grants.  That cost is expected to be recognized over a weighted-average period of 1.6 years.  The total fair value of shares vested for liability awards during the years ended December 31, 2015, 2014, and 2013, was $16.6 million, $15.1 million, and $5.7 million, respectively.  The total fair value of equity awards vesting during the years ended December 31, 2015, 2014, and 2013 was $1.1 million, $0.9 million, $0.4 million, respectively.

Deferred Compensation Plans
The Company has nonqualified deferred compensation plans, which permit eligible officers and non-employee directors to defer portions of their compensation and vested share-based compensation.  A record keeping account is established for each participant, and the participant chooses from a variety of measurement funds for the deemed investment of their accounts.  The measurement funds are similar to the funds in the Company's defined contribution plan and include an investment in phantom stock units of the Company.  The account balance fluctuates with the investment returns on those funds. The liability associated with these plans totaled $31.2 million at both December 31, 2015 and 2014.  Other than $1.4 million, which is classified in Accrued liabilities at both December 31, 2015 and 2014, the liability is included in Deferred credits & other liabilities.  The impact of these plans on Other operating expenses was expense of $0.1 million in 2015, $5.0 million in 2014 and $4.0 million in 2013.  The amount recorded in earnings related to the investment activities in Vectren phantom stock associated with these plans during the years ended December 31, 2015, 2014, and 2013, was income of $0.4 million, and cost of $4.0 million and $2.6 million, respectively.

The Company has certain investments currently funded primarily through corporate-owned life insurance policies.  These investments, which are consolidated, are available to pay deferred compensation benefits.  These investments are also subject to the claims of the Company's creditors.  The cash surrender value of these policies included in Other corporate & utility investments on the Consolidated Balance Sheets were $30.1 million and $32.3 million at December 31, 2015 and 2014, respectively.  Those investments generated losses of $2.1 million in 2015, and earnings of $2.8 million in 2014, and $4.8 million in 2013. This activity is reflected in Other income - net.

17. Commitments & Contingencies

Commitments
Future minimum lease payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year during the five years following 2015 and thereafter (in millions) are $8.6 in 2016, $5.7 in 2017, $3.8 in 2018, $2.1 in 2019, $1.9 in 2020, and $8.3 thereafter.  Total lease expense, for these type of commitments, (in millions) was $11.1 in 2015, $13.2 in 2014, and $9.9 in 2013.

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

Performance Guarantees & Product Warranties
In the normal course of business, wholly owned subsidiaries, such as Energy Systems Group (ESG), a subsidiary of the Energy Services operating segment, issue payment and performance bonds and other forms of assurance that commit them to timely install infrastructure, operate facilities, pay vendors and subcontractors, and support warranty obligations.

Specific to ESG, in its role as a general contractor in the performance contracting industry, at December 31, 2015, there are 42 open surety bonds supporting future performance.  The average face amount of these obligations is $9.8 million, and the largest obligation has a face amount of $51.0 million.  The maximum exposure from these obligations is limited by the level of work already completed and guarantees issued to ESG by various subcontractors. At December 31, 2015, approximately 39 percent of work was completed on projects with open surety bonds.  A significant portion of these open surety bonds will be released within one year.  In instances where ESG operates facilities, project guarantees extend over a longer period.  In addition to its performance obligations, ESG also warrants the functionality of certain installed infrastructure generally for one year and the associated energy savings over a specified number of years.

Based on a history of meeting performance obligations and installed products operating effectively, no liability or cost has been recognized for the periods presented.

Corporate Guarantees
The Company issues parent level guarantees to certain vendors and customers of its wholly owned subsidiaries.  These guarantees do not represent incremental consolidated obligations; rather, they represent parental guarantees of subsidiary obligations to allow those subsidiaries the flexibility to conduct business without posting other forms of collateral.  At December 31, 2015, parent level guarantees support a maximum of $185 million of ESG's performance contracting commitments, warranty obligations, project guarantees, and energy savings guarantees. Further, an energy facility operated by ESG and managed by Keenan Ft. Detrick Energy, LLC (Keenan), is governed by an operations agreement. All payment obligations to Keenan under this agreement are also guaranteed by the Company. The Company guarantee of the Keenan Ft. Detrick Energy operations agreement does not state a maximum guarantee. Due to the nature of work performed under this contract, the Company cannot estimate a maximum potential amount of future payments.

In addition, the Company also has other guarantees outstanding, including letters of credit, supporting other consolidated subsidiary operations.

While there can be no assurance that the Company guarantee provisions will not be called upon, the Company believes that the likelihood of a material amount being triggered under any of these provisions is remote.

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

18. Gas Rate and Regulatory Matters

Regulatory Treatment of Investments in Natural Gas Infrastructure Replacement
The Company monitors and maintains its natural gas distribution system to ensure natural gas is delivered in a safe and efficient manner. The Company's natural gas utilities are currently engaged in programs to replace bare steel and cast iron infrastructure and other activities in both Indiana and Ohio to mitigate risk, improve the system, and comply with applicable regulations, many of which are a result of federal pipeline safety requirements. Laws passed in both Indiana and Ohio provide utilities the opportunity to timely recover costs of federally mandated projects and other infrastructure improvement projects outside of a base rate proceeding.

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

In April 2013, Indiana Senate Bill 560 (Senate Bill 560) was signed into Indiana law. This legislation supplements Senate Bill 251 described above, and provides for cost recovery outside of a base rate proceeding for projects that either improve electric and gas system reliability and safety or are economic development projects that provide rural areas with access to gas service. Provisions of the legislation require that, among other things, requests for recovery include a seven-year project plan. Once the plan is approved by the IURC, 80 percent of such costs are eligible for current recovery using a periodic rate adjustment mechanism. Recoverable costs include a return on the investment that reflects the current capital structure and associated costs, with the exception of the rate of return on equity, which remains fixed at the rate determined in the Company's last rate case. Recoverable costs also include recovery of depreciation and other operating expenses. The remaining 20 percent of project costs are deferred and recovered in the utility’s next general rate case, which must be filed before the expiration of the seven-year plan. The adjustment mechanism is capped at an annual increase in retail revenues of no more than two percent.

In June 2011, Ohio House Bill 95 (House Bill 95) was signed into law. Outside of a base rate proceeding, this legislation permits a natural gas utility to apply for recovery of much of its capital expenditure program. The legislation also allows for the deferral of costs, such as depreciation, property taxes, and debt-related post-in-service carrying costs until recovery is approved by the PUCO.

Indiana Recovery and Deferral Mechanisms
The Company's Indiana natural gas utilities received Orders in 2008 and 2007 associated with the most recent base rate cases. These Orders authorized the deferral of financial impacts associated with bare steel and cast iron replacement activities. The Orders provide for the deferral of depreciation and post-in-service carrying costs on qualifying projects totaling $20 million annually at Indiana Gas and $3 million annually at SIGECO. The debt-related post-in-service carrying costs are recognized in the Consolidated Statements of Income currently. The recording of post-in-service carrying costs and depreciation deferral is limited by individual qualifying projects to three years after being placed into service at SIGECO and four years after being placed into service at Indiana Gas. At December 31, 2015 and December 31, 2014, the Company has regulatory assets totaling $19.9 million and $16.4 million, respectively, associated with the deferral of depreciation and debt-related post-in-service carrying cost activities. Beginning in 2014, all bare steel and cast iron replacement activities are now part of the Company’s seven-year capital investment plan filed pursuant to Senate Bill 251 and 560, discussed further below.

Requests for Recovery under Indiana Regulatory Mechanisms
On August 27, 2014, the IURC issued an Order (August 2014 Order) approving the Company’s seven-year capital infrastructure replacement and improvement plan, beginning in 2014, and the proposed accounting authority and recovery. Compliance projects and other infrastructure improvement projects were approved pursuant to Senate Bill 251 and 560, respectively. As provided in the two laws, the Order approved semi-annual filings for rate recovery of 100 percent of the costs, inclusive of return, related to these capital investments and operating expenses, with 80 percent of the costs, including a return, recovered currently via an approved tracking mechanism and 20 percent of the costs deferred and recovered in the Company’s next base rate proceeding. In addition, the Order established guidelines to annually update the seven-year capital investment plan. Finally, the Order approved the Company’s proposal to recover eligible costs via a fixed monthly charge per residential customer.

On September 26, 2014, the OUCC filed an appeal of the IURC's finding that the remaining value of retired assets replaced during the infrastructure projects should not be netted against the cost being recovered in the tracking mechanism. In June 2015, the Indiana Court of Appeals issued an opinion in favor of the Company that affirmed the IURC's August 2014 Order approving the infrastructure plan.

On January 14, 2015, the IURC issued an Order approving the Company’s initial request for recovery of the revenue requirement through June 30, 2014 as part of its approved seven-year plan. Also, consistent with the guidelines set forth in the original August 2014 Order, the IURC approved the Company’s update to its seven-year plan, to reflect changes to project prioritization as a result of both additional risk modeling and changes to estimated project costs.
On April 1, 2015, the Company filed its second request for recovery of the revenue requirement associated with capital investment and applicable operating costs through December 31, 2014. On June 1, 2015, the Company amended its case to delay the recovery of a portion of the investment associated with Senate Bill 560 made from July 2014 to December 2014, until its third filing when it committed to provide additional project detail for the later years of the plan. This commitment was as a result of an Indiana Court of Appeals decision regarding the approval of Northern Indiana Public Service Company's (NIPSCO) proposed electric Transmission, Distribution, and Storage Improvement Charge (TDSIC) plan, and challenges to TDSIC plans filed by other Indiana utilities.
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
On October 1, 2015, the Company filed its third request for recovery of the revenue requirement associated with capital investment and applicable operating costs through June 30, 2015, including investment associated with Senate Bill 560 made from July 2014 to December 2014 that had been delayed in the second request. The Company provided an update to its seven-year plan, as well as additional detail on the planned investments included in the plan. The updated plan reflects capital expenditures of approximately $1 billion, an increase of $100 million from the previous plan, of which $272 million has been spent as of December 31, 2015. The ability to include new projects as part of an updated Senate Bill 560 plan has been challenged in this case.
As of December 31, 2015, the Commission has approved project categories that encompass planned infrastructure investments during the plan term of approximately $800 million of the proposed $1 billion of capital spend. The remaining proposed amount is now pending approval in the third request for recovery. Pursuant to the process outlined in Senate Bill 560, the Company expects an order in early 2016.
At December 31, 2015 and December 31, 2014, the Company has regulatory assets totaling $28.6 million and $11.4 million, respectively, associated with the return on investment as well as the deferral of depreciation and other operating expenses.
Ohio Recovery and Deferral Mechanisms
The PUCO Order approving the Company's 2009 base rate case in the Ohio service territory authorized a distribution replacement rider (DRR). The DRR's primary purpose is recovery of investments in utility plant and related operating expenses associated with replacing bare steel and cast iron pipelines and certain other infrastructure. This rider is updated annually for qualifying capital expenditures and allows for a return on those capital expenditures based on the rate of return approved in the 2009 base rate case. In addition, deferral of depreciation and the ability to accrue debt-related post-in-service carrying costs is also allowed until the related capital expenditures are included in the DRR. The Order also initially established a prospective bill impact evaluation on the annual deferrals. To date, the Company has made capital investments under this rider totaling $202.5 million. Regulatory assets associated with post-in-service carrying costs and depreciation deferrals were $18.2 million and $13.1 million at December 31, 2015 and December 31, 2014, respectively. Due to the expiration of the initial five-year term for the DRR in early 2014, the Company filed a request in August 2013 to extend and expand the DRR. On February 19, 2014, the PUCO issued an Order approving a Stipulation entered into by the PUCO Staff and the Company which provided for the extension of the DRR for the recovery of costs incurred through 2017 and expanded the types of investment covered by the DRR to include recovery of other infrastructure investments. The Order limits the resulting DRR fixed charge per month for residential and small general service customers to specific graduated levels over the next five years. The Company's five-year capital expenditure plan related to these infrastructure investments for calendar years 2013 through 2017 totals approximately $200 million. The capital expenditure plan is subject to the graduated caps on the fixed DRR monthly charge applicable to residential and small general service customers approved in the Order; however, the plan is not expected to exceed those caps. In addition, the Order approved the Company's commitment that the DRR can only be further extended as part of a base rate case. On August 26, 2015, the Company received an Order approving its adjustment to the DRR for recovery of costs incurred through December 31, 2014.

Given the extension of the DRR through 2017 as discussed above and the continued ability to defer other capital expenses under House Bill 95, it is anticipated that the Company will file a general rate case for the inclusion in rate base of the above costs near the expiration of the DRR. As such, the bill impact limits discussed below are not expected to be reached given the Company's capital expenditure plan during the remaining two-year time frame.

The PUCO has also issued Orders approving the Company's filings under Ohio House Bill 95. These Orders approve deferral of the Company’s Ohio capital expenditure program for items not covered by the DRR as well as expenditures necessary to comply with PUCO rules, regulations, orders, and system expansion to some new customers. Ohio House Bill 95 Orders also have established a prospective bill impact evaluation on the cumulative deferrals, limiting the total deferrals at a level which would equal $1.50 per residential and small general service customer per month. As of December 31, 2015, the Company's deferrals have not reached this bill impact cap. In addition, the Orders approved the Company's proposal that subsequent requests for accounting authority will be filed annually in April. The Company submitted its most recent annual filing on April 30, 2015, which covers the Company’s capital expenditure program through calendar year 2015. During 2015 and 2014, these approved capital expenditure programs under House Bill 95 generated Other income associated with the debt-related post-in-service carrying costs totaling $6.4 million and $3.9 million, respectively. Deferral of deprecation and property tax expenses related to these programs in 2015 and 2014 totaled $5.4 million and $3.1 million, respectively.

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

19. Electric Rate and Regulatory Matters

SIGECO Electric Environmental Compliance Filing
On January 28, 2015, the IURC issued an Order (January Order) approving the Company’s request for approval of capital investments on its coal-fired generation units to comply with new EPA mandates related to mercury and air toxic standards (MATS) effective in 2015 and to address an outstanding Notice of Violation (NOV) from the EPA. As of December 31, 2015, approximately $30 million has been spent on equipment to control mercury in both air and water emissions, and $29 million to address the issues raised in the NOV proceeding on the increase in sulfur trioxide emissions. The total investment is estimated to be between $75 million and $85 million. The Order approved the Company’s request for deferred accounting treatment, as supported by provisions under Indiana Senate Bill 29 (Senate Bill 29) and Senate Bill 251. The accounting treatment includes the deferral of depreciation and property tax expense related to these investments, accrual of post-in-service carrying costs, and deferral of incremental operating expenses related to compliance with these standards. The initial phase of the projects went into service in 2014, with the remaining investment occurring in 2015 and 2016. As of December 31, 2015, the Company has approximately $2.7 million deferred related to depreciation, property tax, and operating expense, and $1.1 million deferred related to post-in-service carrying costs.

In March 2015, the Company was notified that certain parties had filed a Notice of Appeal with the Indiana Court of Appeals in response to the IURC's Order. In June 2015, Joint Appellants’ Citizens Action Coalition of Indiana, Inc., Sierra Club, Inc., and Valley Watch, Inc. (the appellants) filed a brief which challenged the sufficiency of the findings in the IURC's January Order approving the Company’s investments and proposed accounting treatment in terms of whether that Order made certain findings required by statute. On October 29, 2015, the Indiana Court of Appeals issued its opinion affirming the IURC’s findings with regard to equipment required to comply with MATS and certain national pollutant discharge elimination system rules (approximately $35 million). The Court remanded the case back to the IURC so that it can make the findings required by statute with regard to equipment required by the NOV (approximately $40 million). On February 12, 2016, the appellants filed a petition to reopen the evidentiary record in the case in order to submit additional evidence. The Company has opposed the motion and believes the IURC already has a sufficient record in this case. As it pertains to the equipment requirement required by the NOV, given the Commission’s previous approval of this project, the Company believes the Commission will make these findings and issue a new order in support of the project.

SIGECO Electric Demand Side Management (DSM) Program Filing
On August 31, 2011, the IURC issued an Order approving an initial three-year DSM plan in the SIGECO electric service territory that complied with the IURC’s energy saving targets. Consistent with the Company’s proposal, the Order approved, among other items, the following: 1) recovery of costs associated with implementing the DSM Plan; 2) the recovery of a performance incentive mechanism based on measured savings related to certain DSM programs; 3) lost margin recovery associated with the implementation of DSM programs for large customers. On June 20, 2012, the IURC issued an Order approving a small customer lost margin recovery mechanism, inclusive of all previous deferrals. For the year ended December 31, 2015, 2014, and 2013, the Company recognized electric utility revenue of $10.1 million, $8.7 million, and $5.0 million, respectively, associated with this approved lost margin recovery mechanism.

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

On May 6, 2015, Indiana's governor signed Indiana Senate Bill 412 (Senate Bill 412) into law requiring electricity suppliers to submit energy efficiency plans to the IURC at least once every three years. Senate Bill 412 also supports the recovery of all program costs, including lost revenues and financial incentives associated with those plans and approved by the IURC. The Company made its first filing pursuant to this bill in June 2015, which proposed energy efficiency programs for calendar years 2016 and 2017. In September 2015, the Company received an Order to continue offering and recovering the associated cost of its 2015 programs until March 31, 2016. In October 2015, the OUCC and Citizens Action Coalition of Indiana filed testimony recommending the rejection of the Company’s plan, contending it was not reasonable under the terms of Senate Bill 412 due to the program design and the Company’s proposal to recover lost revenues and incentives associated with the measures. Vectren filed rebuttal testimony in October 2015 defending the plan’s compliance with Senate Bill 412. The Company expects an order in the first quarter of 2016.

FERC Return on Equity (ROE) Complaints
On November 12, 2013, certain parties representing a group of industrial customers filed a joint complaint with the FERC under Section 206 of the Federal Power Act against the MISO and various MISO transmission owners, including SIGECO. The joint parties seek to reduce the 12.38 percent ROE used in the MISO transmission owners’ rates, including SIGECO’s formula transmission rates, to 9.15 percent, and to set a capital structure in which the equity component does not exceed 50 percent. A second customer complaint case was filed on February 11, 2015 as the maximum FERC-allowed refund period for the November 12, 2013 case ended February 11, 2015. As of December 31, 2015, the Company had invested approximately $157.7 million in qualifying projects. The net plant balance for these projects totaled $140.2 million at December 31, 2015.

These joint complaints are similar to a complaint against the New England Transmission Owners (NETO) filed in September 2011, which requested that the 11.14 percent incentive return granted on qualifying investments in NETO be lowered. On October 16, 2014, the FERC issued an Order in the NETO case approving a 10.57 percent return on equity and a calculation methodology.

The FERC acknowledged that the pending complaint raised against the MISO transmission owners is reasonable and denied the portion of the complaint addressing the equity component of the capital structure. An initial decision from its administrative law judge was received on December 22, 2015, authorizing the transmission owners to collect a Base ROE of 10.32 percent from November 12, 2013 through February 11, 2015 (the “first refund period”). The FERC is expected to rule on the proposed order in late 2016. A procedural schedule has been established for the second customer complaint case, establishing a target date of June 30, 2016 for the initial decision.

Separately, on January 6, 2015, the FERC approved a MISO transmission owner joint request for an adder to the approved ROE. Under FERC regulations, transmission owners that are part of a Regional Transmission Organization (RTO) such as the MISO are authorized to earn an incentive of 50 basis points above the FERC approved ROE. The FERC deferred the implementation of this adder until the pending complaint is resolved. Once the FERC sets a new ROE in the complaint case, this adder will be applied to that ROE, with retroactive billing to occur back to January 7, 2015.

The Company has established a reserve considering both the initial decision and the approved 50 basis points adder.

20.  Environmental Matters

The Company's utility operations and properties are subject to extensive environmental regulation pursuant to a variety of federal, state and municipal laws and regulations. These environmental regulations impose, among other things, restrictions, liabilities, and obligations in connection with the storage, transportation, treatment, and disposal of hazardous substances and limit airborne emissions from electric generating facilities including particulate matter, sulfur dioxide (SO2), nitrogen oxide (NOx), and mercury, among others. Environmental legislation and regulation also requires that facilities, sites, and other properties associated with the Company's operations be operated, maintained, abandoned, and reclaimed to the satisfaction of applicable regulatory authorities. The Company's current costs to comply with these laws and regulations are significant to its results of operations and financial condition.

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

In July 2014, a coalition of twenty-one states, including Indiana, filed a petition with the U.S. Supreme Court seeking review of the decision of the appellate court that found the EPA appropriately based its decision to list coal and oil fired generation units as a source of the pollutants at issue solely on those pollutants’ impact on public health. On June 29, 2015, the U.S. Supreme Court reversed the appellate court decision on the basis of the EPA’s failure to consider costs before determining whether it was appropriate and necessary to regulate steam electric generating units under Section 112 of the Clean Air Act. The Court did not vacate the rule, but remanded the MATS rule back to the appellate court for further proceedings consistent with the opinion. MATS compliance was required to commence April 16, 2015, and the Company continues to operate in full compliance with the MATS rule. On December 15, 2015, the appellate court agreed to keep the current MATS rule in place while the agency completes the supplemental cost analysis ordered by the Court.

Notice of Violation for A.B. Brown Power Plant
The Company received a NOV from the EPA in November 2011 pertaining to its A.B. Brown generating station. The NOV asserts when the facility was equipped with Selective Catalytic Reduction (SCR) systems, the correct permits were not obtained or the best available control technology to control incidental sulfuric acid mist was not installed. While the Company did not agree with notice, it reached a final settlement with the EPA to resolve the NOV in December 2015.

As noted previously, on January 28, 2015, the IURC issued an Order approving the Company’s request for approval of capital investments on its coal-fired generation units to comply with new EPA mandates related to MATS effective in 2015 and to address the outstanding NOV regarding SO3 emissions from the EPA. The total investment is estimated to be between $75 million and $85 million, roughly half of which has been spent to control mercury in both air and water emissions, and the remaining investment has been made to address the issues raised in the NOV.

In March 2015, the Company was notified that certain parties had filed a Notice of Appeal with the Indiana Court of Appeals in response to the IURC's Order. In June 2015, Joint Appellants’ Citizens Action Coalition of Indiana, Inc., Sierra Club, Inc., and Valley Watch, Inc. (the appellants) filed a brief which challenged the sufficiency of the findings in the IURC's January Order approving the Company’s investments and proposed accounting treatment in terms of whether that Order made certain findings required by statute. On October 29, 2015, the Indiana Court of Appeals issued its opinion affirming the IURC’s findings with regard to equipment required to comply with MATS and certain national pollutant discharge elimination system rules (approximately $35 million). The Court remanded the case back to the IURC so that it can make the findings required by statute with regard to equipment required by the NOV (approximately $40 million). On February 12, 2016, the appellants filed a petition to reopen the evidentiary record in the case in order to submit additional evidence. The Company has opposed the motion and believes the IURC already has a sufficient record in this case. As it pertains to the equipment requirement required by the NOV, given the Commission’s previous approval of this project, the Company believes the Commission will make these findings and issue a new order in support of the project.

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

One Hour SO2 NAAQS
On February 16, 2016, the EPA notified states of the commencement of a 120 day consultation period between the state and the EPA with respect to the EPA's recommendations for new non-attainment designations for the 2010 One Hour SO2 NAAQS. Identified on the list was Posey County, Indiana, in which the Company's A.B. Brown Generating Station is located. While the Company is in compliance with all applicable SO2 limits in its permits, the Company is currently working with the state of Indiana on voluntary measures that the Company may take without significant incremental costs to ensure that Posey County remains in attainment with the 2010 One Hour SO2 NAAQS. The Company's coal-fired generating fleet is 100 percent scrubbed for SO2 and 90 percent controlled for NOx.

Coal Ash Waste Disposal, Ash Ponds and Water

Coal Combustion Residuals Rule
In December 2014, the EPA released its final Coal Combustion Residuals (CCR) rule which regulates ash as non-hazardous material under Subtitle D of the Resource Conservation and Recovery Act (RCRA). On April 17, 2015, the final rule was published in the Federal Register. The final rule allows beneficial reuse of ash and the Company will continue to reuse a majority of its ash. Legislation is currently being considered by Congress that would provide for enforcement of the federal program by states rather than through citizen suits. Additionally, the CCR rule is currently being challenged by multiple parties in judicial review proceedings. Opening briefs were filed by those parties in December of 2015, with full briefing not expected to be complete until May 2016.

Under the final CCR rule, the Company is required to complete a series of integrity assessments, including seismic modeling given the Company’s facilities are located within two seismic zones, and groundwater monitoring studies to determine the remaining service life of the ponds and whether a pond must be retrofitted with liners or closed in place, with bottom ash handling conversions completed. In late 2015, the Company prepared preliminary cost estimates to retire the ash ponds at the end of their useful lives based on interpretation of the available closure alternatives contemplated in the final rule that ranged from approximately $35 million to $80 million. These estimates contemplated final capping and monitoring costs of the ponds at both F.B. Culley and A.B. Brown generating stations. At this time the Company does not believe that these rules are applicable to its Warrick generating unit, as this unit is part of a larger generating station that predominantly serves an adjacent industrial facility. The Company continues to refine the assumptions, engineering analyses and resulting cost estimates. Further analysis and the refinement of assumptions may result in estimated costs that could be significantly in excess of the current range of $35 million to $80 million.

At September 30, 2015, the Company recorded an approximate $25 million asset retirement obligation (ARO). The recorded ARO reflected the present value of the approximate $35 million in estimated costs in the range above. These assumptions and estimations are subject to change in the future and could materially impact the amount of the estimated ARO.

Effluent Limitation Guidelines (ELGs)
Under the Clean Water Act, the EPA sets technology-based guidelines for water discharges from new and existing facilities. On September 30, 2015, the EPA released final revisions to the existing steam electric ELGs setting stringent technology-based water discharge limits for the electric power industry. The EPA focused this rulemaking on wastewater generated primarily by pollution control equipment necessitated by the comprehensive air regulations, specifically setting strict water discharge limits for arsenic, mercury and selenium for scrubber waste waters. The ELGs will be implemented when existing water discharge permits for the plants are renewed, with compliance activities expected to commence within the 2018-2023 time frame. Current wastewater discharge permits for the Brown and Culley power plants expire in October and December 2016, respectively. The Company is working with the State on permit renewals which will include a compliance schedule for ELGs. In no event will compliance with the ELGs be required prior to November 2018. The ELGs work in tandem with the recently released CCR requirements, effectively prohibiting the use of less costly lined sediment basin options for disposal of coal combustion residuals, and virtually mandate conversions to dry bottom ash handling.

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

Climate Change

On August 3, 2015, the EPA released its final Clean Power Plan (CPP) rule which requires a 32 percent reduction in carbon emissions from 2005 levels. This results in a final emission rate goal for Indiana of 1,242 lb CO2/MWh to be achieved by 2030. The new rule gives states the option of seeking a two-year extension from the deadline of September 2016 to submit a final state implementation plan (SIP). Under the CPP, states have the flexibility to include energy efficiency and other measures should it choose to implement a SIP as provided in the final rule. While states are given an interim goal (1,451 lb CO2/MWh for Indiana), the final rule gives states the flexibility to shape their own emissions reduction over the 2022-2029 time period. The final rule was published in the Federal Register on October 23, 2015 and that action was immediately followed by litigation initiated by the State of Indiana and 23 other states as a coalition challenging the rule. In January of 2016, the reviewing court denied the states’ and other parties requests to stay the implementation of the CPP pending completion of judicial review. On January 26, 2016, 29 states and state agencies (including the 24 state coalition referenced above) filed a request for immediate stay with the U.S. Supreme Court. On February 9, 2016, the U.S. Supreme Court granted a stay to delay the regulation while being challenged in court. The stay will remain in place while the lower court concludes its review, with oral arguments to be heard in June 2016 under the existing accelerated schedule. Among other things, the stay is anticipated to delay the requirement to submit a final SIP by the September 2016 deadline. Apart from the delay, the Court's action creates additional uncertainty as to the future of the rule and presents further challenges as the Company proceeds with its integrated resource planning process later this year.

In the event that a state does not submit a SIP, the EPA also released a proposed federal implementation plan (FIP), which would be imposed on those states without an approved SIP. The proposed FIP would apply an emission rate requirement directly on generating units. Under the proposed FIP, the CO2 emission rate limit for coal-fired units would start at 1,671 lbs CO2/MWh in 2022 and decrease to a final emission rate cap of 1,305 lbs CO2/MWh by 2030. While the FIP emission rate cap appears to be slightly less stringent than the state reduction goal for Indiana, the cap would apply directly to generating units and these units would not have the benefit of averaging emission rates with rates from zero-carbon sources as would be available in a SIP. Purchases of emission credits from zero-carbon sources can be made for compliance. The FIP will be subject to extensive public comments prior to finalization. Whether the State of Indiana will file a SIP has yet to be finally determined. Pending that determination, the electric utilities in Indiana are working with the state's designated agency to analyze various compliance options for consideration and possible integration into a state plan submittal.

Indiana is the 5th largest carbon emitter in the nation in tons of CO2 produced from electric generation. In 2013, Indiana’s electric utilities generated 105.6 million tons of CO2. The Company’s share of that total was 6.3 million, or less than 6 percent. From 2005 to 2014, the Company’s emissions of CO2 have declined 27 percent (on a tonnage basis). These reductions have come from the retirement of F.B. Culley Unit 1, expiration of municipal contracts, electric conservation, the addition of renewable generation, and the installation of more efficient dense pack turbine technology. With respect to renewable generation, in 2008 and 2009, the Company executed long-term purchase power commitments for a total of 80 MW of wind energy. The Company currently has approximately 4 percent of its electricity being provided by clean energy sources due to the long-term wind contracts and landfill gas investment. See further details on these clean energy sources in Item 1. With respect to CO2 emission rate, since 2005 the Company has lowered its CO2 emission rate (as measured in lbs CO2/MWh) from 1,967 lbs CO2/MWh to 1,922 lbs CO2/MWh, for a reduction of 3 percent. The Company’s CO2 emission rate of 1,922 lbs CO2/MWh is basically the same as the State’s average CO2 emission rate of 1,923 lbs CO2/MWh. The Company plans to consider these reductions in CO2 emissions and renewable generation when working with the state to develop a possible state implementation plan.

Impact of Legislative Actions & Other Initiatives is Unknown
At this time, compliance costs and other effects associated with reductions in GHG emissions or obtaining renewable energy sources remain uncertain. The Company has gathered preliminary estimates of the costs to control GHG emissions. A preliminary investigation demonstrated costs to comply would be significant, first with regard to operating expenses and later for capital expenditures as technology becomes available to control GHG emissions. However, these compliance cost estimates were based on highly uncertain assumptions, including allowance prices if a cap and trade approach were employed, and energy efficiency targets. The Company is undertaking a detailed review of the requirements of the CPP and the proposed FIP and a review of potential compliance options. The Company will also continue to remain engaged with the State of Indiana to assess the final rule and to develop a plan that is the least cost to its customers.

While the Company cannot reasonably estimate the total cost to comply with the CCR, ELG and CPP regulations at this time, the Company is exploring various compliance options ranging from continued compliance to retirement of units. The cost of compliance with these new regulations could be significant. The Company believes that such compliance costs would be considered a federally mandated cost of providing electricity, and therefore, should be recoverable from customers through Senate Bill 251 as referenced above, Senate Bill 29, which was used by the Company to recover its initial pollution control investments, or through other forms of rate recovery. These compliance alternatives, including the impact on customer rates, will be fully considered as part of the Company’s public integrated resource planning process to be conducted in 2016.

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

The costs the Company expects to incur are estimated by management using assumptions based on actual costs incurred, the timing of expected future payments, and inflation factors, among others. While the Company’s utilities have recorded all costs which they presently expect to incur in connection with activities at these sites, it is possible that future events may require remedial activities which are not presently foreseen and those costs may not be subject to PRP or insurance recovery. As of December 31, 2015 and December 31, 2014, approximately $3.3 million and $3.6 million, respectively, of accrued, but not yet spent, costs are included in Other Liabilities related to the Indiana Gas and SIGECO sites.

21.  Fair Value Measurements

The carrying values and estimated fair values using primarily Level 2 assumptions of the Company's other financial instruments follow:

	At December 31,
	2015		2014
(In millions)	Carrying Amount	Est. Fair Value	Carrying Amount	Est. Fair Value
Long-term debt	$1,795.8	$1,909.5	$1,577.3	$1,754.5
Short-term borrowings & notes payable	14.5	14.5	156.4	156.4
Cash & cash equivalents	74.7	74.7	86.4	86.4

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

Because of the nature of certain other investments and lack of a readily available market, it is not practical to estimate the fair value of these financial instruments at specific dates without considerable effort and cost.  At December 31, 2015 and 2014, the fair value for these financial instruments was not estimated.  The carrying value of these investments at December 31, 2015 and 2014 was approximately $16.1 million and $10.4 million respectively. The increase in carrying value from December 31, 2014 is primarily related to a debt security and note received from the sale of a commercial real estate investment in June 2015.

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

The Nonutility Group has historically reported five operating segments:  Infrastructure Services, Energy Services, Coal Mining, Energy Marketing, and Other Businesses. Energy Services provides energy performance contracting and sustainable infrastructure, such as renewables, distributed generation, and combined heat and power projects. The Infrastructure Services segment provides underground pipeline construction and repair services for customers that include Vectren Utility Holdings' utilities. Fees incurred by Vectren Utility Holdings and its subsidiaries for these pipeline construction and repair services totaled $109.5 million in 2015, $94.0 million in 2014, and $54.2 million in 2013.

In its 2015 periodic reports, the 2014 results for the Coal Mining segment include the results of Vectren Fuels through August 29, 2014 when it exited the coal mining business through the sale of Vectren Fuels (see Note 6 for more details of this transaction). Additionally, ProLiance exited the energy marketing business in 2013. The Company reports the Energy Marketing segment information for 2013, which is inclusive of the Company's share of the loss from operations and its share of the loss on sale as recorded by ProLiance Energy. Assets related to the investment in ProLiance Holdings, LLC as described in Note 7 are reported in Other Businesses.

Corporate and Other includes unallocated corporate expenses such as advertising and certain charitable contributions, among other activities, that benefit the Company’s other operating segments.  Total assets in all periods presented reflect the retrospective impacts of the adoption in 2015 of ASU 2015-17, Balance Sheet Classification of Deferred Taxes. Net income is the measure of profitability used by management for all operations.  Information related to the Company’s business segments is summarized as follows:

	Year Ended December 31,
(In millions)	2015	2014	2013
Revenues
Utility Group
Gas Utility Services	$792.6	$944.6	$810.0
Electric Utility Services	601.6	624.8	619.3
Other Operations	40.7	38.3	38.1
Eliminations	(40.4)	(38.0)	(37.8)
Total Utility Group	1,394.5	1,569.7	1,429.6
Nonutility Group
Infrastructure Services	843.3	779.0	783.5
Energy Services	199.9	129.8	91.3
Coal Mining	—	234.3	292.8
Total Nonutility Group	1,043.2	1,143.1	1,167.6
Eliminations, net of Corporate & Other Revenues	(3.0)	(101.1)	(106.0)
Consolidated Revenues	$2,434.7	$2,611.7	$2,491.2
Profitability Measures - Net Income
Utility Group Net Income
Gas Utility Services	$64.4	$57.0	$55.7
Electric Utility Services	82.6	79.7	75.8
Other Operations	13.9	11.7	10.3
Total Utility Group Net Income	160.9	148.4	141.8
Nonutility Group Net Income (Loss)
Infrastructure Services	29.7	43.1	49.0
Energy Services	7.3	(3.2)	1.0
Coal Mining	—	(21.1)	(16.0)
Energy Marketing	—	—	(37.5)
Other Businesses	(0.7)	(0.8)	(1.0)
Total Nonutility Group Net Income (Loss)	36.3	18.0	(4.5)
Corporate & Other Net Income (Loss)	0.1	0.5	(0.7)
Consolidated Net Income	$197.3	$166.9	$136.6

	Year Ended December 31,
(In millions)	2015	2014	2013
Amounts Included in Profitability Measures
Depreciation & Amortization
Utility Group
Gas Utility Services	$98.6	$93.3	$90.5
Electric Utility Services	85.6	85.7	84.0
Other Operations	24.6	24.1	21.9
Total Utility Group	208.8	203.1	196.4
Nonutility Group
Infrastructure Services	44.5	36.2	28.8
Energy Services	2.7	3.9	1.7
Coal Mining	—	29.9	50.8
Other Businesses	0.3	0.3	0.1
Total Nonutility Group	47.5	70.3	81.4
Consolidated Depreciation & Amortization	$256.3	$273.4	$277.8
Interest Expense
Utility Group
Gas Utility Services	$35.8	$34.9	$30.6
Electric Utility Services	27.8	29.0	29.2
Other Operations	2.7	2.7	5.2
Total Utility Group	66.3	66.6	65.0
Nonutility Group
Infrastructure Services	16.0	11.1	10.1
Energy Services	1.2	1.3	0.6
Coal Mining	—	7.5	9.8
Energy Marketing	—	—	2.2
Other Businesses	1.2	0.9	0.5
Total Nonutility Group	18.4	20.8	23.2
Corporate & Other	(0.2)	(0.7)	(0.3)
Consolidated Interest Expense	$84.5	$86.7	$87.9
Income Taxes
Utility Group
Gas Utility Services	$40.8	$35.7	$36.6
Electric Utility Services	49.3	48.1	48.3
Other Operations	(2.0)	(0.6)	0.4
Total Utility Group	88.1	83.2	85.3
Nonutility Group
Infrastructure Services	19.6	28.9	34.3
Energy Services	(7.7)	(7.8)	(11.9)
Coal Mining	—	(21.8)	(14.6)
Energy Marketing	—	—	(23.3)
Other Businesses	1.5	(0.3)	(1.6)
Total Nonutility Group	13.4	(1.0)	(17.1)
Corporate & Other	(1.8)	(1.1)	(1.1)
Consolidated Income Taxes	$99.7	$81.1	$67.1

	Year Ended December 31,
(In millions)	2015	2014	2013
Capital Expenditures
Utility Group
Gas Utility Services	$291.2	$245.9	$150.5
Electric Utility Services	87.6	92.4	100.0
Other Operations	25.7	23.3	25.8
Non-cash costs & changes in accruals	(6.2)	(10.9)	(15.2)
Total Utility Group	398.3	350.7	261.1
Nonutility Group
Infrastructure Services	78.1	54.1	79.2
Energy Services	0.5	1.6	6.9
Coal Mining	—	41.9	46.2
Total Nonutility Group	78.6	97.6	132.3
Consolidated Capital Expenditures	$476.9	$448.3	$393.4
	At December 31,
(In millions)	2015	2014	2013
Assets
Utility Group
Gas Utility Services	$2,707.5	$2,605.1	$2,286.6
Electric Utility Services	1,782.2	1,659.3	1,679.0
Other Operations, net of eliminations	111.6	152.4	169.7
Total Utility Group	4,601.3	4,416.8	4,135.3
Nonutility Group
Infrastructure Services	554.5	538.5	461.7
Energy Services	160.3	87.1	63.0
Coal Mining	—	—	433.0
Other Businesses, net of eliminations and reclassifications	64.0	120.3	68.4
Total Nonutility Group	778.8	745.9	1,026.1
Corporate & Other	743.7	655.6	824.2
Eliminations	(713.9)	(672.3)	(896.9)
Consolidated Assets	$5,409.9	$5,146.0	$5,088.7

23.  Additional Balance Sheet & Operational Information

Inventories consist of the following:

	At December 31,
(In millions)	2015	2014
Gas in storage – at LIFO cost	$40.5	$40.5
Coal & oil for electric generation - at average cost	45.0	33.8
Materials & supplies	46.9	42.5
Other	1.3	1.7
Total inventories	$133.7	$118.5

Based on the average cost of gas purchased during December, the cost of replacing inventories carried at LIFO cost approximated that carrying value at December 31, 2015. Based on the average cost of gas purchased during December, the cost of replacing inventories carried at LIFO cost exceeded that carrying value at December 31, 2014 by $3.0 million.

Prepayments & other current assets consist of the following:

	At December 31,
(In millions)	2015	2014
Prepaid gas delivery service	$30.0	$40.7
Prepaid taxes	25.3	37.5
Other prepayments & current assets	25.7	16.4
Total prepayments & other current assets	$81.0	$94.6

Investments in unconsolidated affiliates consist of the following:

	At December 31,
(In millions)	2015	2014
ProLiance Holdings, LLC	$19.7	$20.5
Other nonutility partnerships & corporations	1.0	2.7
Other utility investments	0.2	0.2
Total investments in unconsolidated affiliates	$20.9	$23.4

Other utility & corporate investments consist of the following:

	At December 31,
(In millions)	2015	2014
Cash surrender value of life insurance policies	$30.1	$32.3
Municipal bond	—	3.1
Restricted cash & other investments	1.1	1.8
Total other utility & corporate investments	$31.2	$37.2

Goodwill by operating segment follows:

	At December 31,
(In millions)	2015	2014
Utility Group
Gas Utility Services	$205.0	$205.0
Nonutility Group
Infrastructure Services	58.8	55.2
Energy Services	29.7	29.7
Consolidated goodwill	$293.5	$289.9

Accrued liabilities consist of the following:

	At December 31,
(In millions)	2015	2014
Refunds to customers & customer deposits	$51.4	$51.3
Accrued taxes	39.9	35.8
Accrued interest	19.4	19.1
Deferred compensation & post-retirement benefits	7.2	7.3
Accrued salaries & other	65.7	71.4
Total accrued liabilities	$183.6	$184.9

Asset retirement obligations included in Deferred credits and other liabilities in the Consolidated Balance Sheets roll forward as follows:

(In millions)	2015	2014
Asset retirement obligation, January 1	$55.0	$41.3
Accretion	3.2	1.7
Liabilities incurred in current period	24.2	—
Changes in estimates, net of cash payments	(0.4)	23.8
Vectren Fuels Retirement Obligation	—	(11.8)
Asset retirement obligation, December 31	82.0	55.0

Equity in earnings (losses) of unconsolidated affiliates consists of the following:

	Year Ended December 31,
(In millions)	2015	2014	2013
ProLiance Holdings, LLC	$(0.8)	$(0.3)	$(57.7)
Other	0.2	0.8	(2.0)
Total equity in earnings (losses) of unconsolidated affiliates	$(0.6)	$0.5	$(59.7)

Other income (expense) – net consists of the following:

	Year Ended December 31,
(In millions)	2015	2014	2013
AFUDC – borrowed funds	$16.3	$11.4	$5.9
AFUDC – equity funds	2.6	3.2	0.8
Nonutility plant capitalized interest	0.4	—	0.5
Interest income, net	1.3	1.1	1.1
Other nonutility investment impairment charges	(0.1)	(1.0)	—
Cash surrender value of life insurance policies	(2.1)	2.8	4.8
All other income	1.9	2.2	4.6
Total other income (expense) – net	$20.3	$19.7	$17.7

Supplemental Cash Flow Information:

	Year Ended December 31,
(In millions)	2015	2014	2013
Cash paid (received) for:
Interest	$84.2	$87.5	$91.0
Income taxes	4.8	69.4	6.8

As of December 31, 2015 and 2014, the Company has accruals related to utility and nonutility plant purchases totaling approximately $19.4 million and $20.2 million, respectively.

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

Financial Reporting of Discontinued Operations
In April 2014, the FASB issued new accounting guidance on reporting discontinued operations and disclosures of disposals of a company or entity. The guidance changes the criteria for reporting discontinued operations and provides for enhanced disclosures in this area. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization's operations and financial results. Additionally, the new guidance requires expanded disclosures to provide more information about the assets, liabilities, income, and expenses of discontinued operations. The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. This guidance is effective for fiscal years beginning on or after December 15, 2014, with early adoption permitted. The Company adopted this guidance on January 1, 2015. The Company did not early adopt this guidance in accounting for the sale of its Coal Mining assets. The adoption of this guidance had no impact on the Company's financial statements.

Simplifying the Presentation of Debt Issuance Costs
In April 2015, the FASB issued new accounting guidance on accounting for debt issuance costs which changes the presentation of debt issuance costs in financial statements. This ASU requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. This ASU is effective for annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The new guidance will be applied retrospectively to each prior period presented. Upon adoption, the Company will revise its current presentation of debt issuance costs in the Consolidated Balance Sheets; however, the Company does not expect a material impact on its future financial condition, results of operations, or cash flows as a result of the adoption.

Balance Sheet Classification of Deferred Taxes
In November 2015, the FASB issued new accounting guidance on the presentation of deferred income taxes that requires deferred tax assets and liabilities, along with related valuation allowances, to be classified as noncurrent on the balance sheet. As a result, each tax jurisdiction will now only have one net noncurrent deferred tax asset or liability. The new guidance does not change the existing requirement that prohibits offsetting deferred tax liabilities from one jurisdiction against deferred tax assets of another jurisdiction. This guidance was adopted for the year ended December 31, 2015, and has been applied retrospectively to all periods presented.  The effect of this change on the December 31, 2015 and 2014 balance sheets is the reclassification of $15.3 million and $16.3 million in current deferred tax assets to long-term deferred tax liabilities, respectively.  The amounts reclassified primarily represent the net of deferred tax assets arising from alternative minimum tax carryforwards and deferred tax liabilities arising from deferred fuels costs.

Management believes that other recently issued standards, which are not yet effective, will not have a material impact on the Company's financial position, results of operations, or cash flows upon adoption.

25. Quarterly Financial Data (Unaudited)

Information in any one quarterly period is not indicative of annual results due to the seasonal variations common to the Company’s utility operations.  Note that at June 30, 2014, the Company recorded an estimated loss on the transaction related to the Vectren Fuels sale to Sunrise Coal, including costs to sell, of approximately $32 million, or $20 million after tax. Summarized quarterly financial data for 2015 and 2014 follows:

(In millions, except per share amounts)		Q1	Q2	Q3	Q4
2015
	Operating revenues	$706.2	$551.0	$573.5	$604.0
	Operating income	106.1	72.9	79.9	103.0
	Net income	57.0	35.8	39.3	65.2
	Earnings per share:
	Basic and Diluted	$0.69	$0.43	$0.48	$0.79
2014
	Operating revenues	$796.8	$542.5	$595.6	$676.8
	Operating income	99.0	33.9	84.5	97.1
	Net income	51.2	11.9	47.3	56.5
	Earnings per share:
	Basic and Diluted	$0.62	$0.14	$0.57	$0.68

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Changes in Internal Controls over Financial Reporting

During the quarter ended December 31, 2015, there have been no changes to the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2015, the Company conducted an evaluation under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness and the design and operation of the Company's disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of December 31, 2015, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is:
    1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and
    2) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as
appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Vectren Corporation’s management is responsible for establishing and maintaining adequate internal control over financial reporting.  Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation under the framework in Internal Control — Integrated Framework (2013), the Company concluded that its internal control over financial reporting was effective as of December 31, 2015.

The effectiveness of internal control over financial reporting as of December 31, 2015, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this annual report.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Part III, Item 10 of this Form 10-K is incorporated by reference herein, and made part of this Form 10-K, from the Company's Proxy Statement for its 2016 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, within 120 days after the end of the fiscal year.  The Company’s executive officers are the same as those named executive officers detailed in the Proxy Statement.

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

ITEM 11.  EXECUTIVE COMPENSATION

Information required by Part III, Item 11 of this Form 10-K is incorporated by reference herein, and made part of this Form 10-K, from the Company's Proxy Statement for its 2016 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, within 120 days after the end of the fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except with respect to equity compensation plan information of the Registrant, which is included herein, the information required by Part III, Item 12 of this Form 10-K is incorporated by reference herein, and made part of this Form 10-K, from the Company's Proxy Statement for its 2016 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, within 120 days after the end of the fiscal year.

Shares Issuable under Share-Based Compensation Plans

As of December 31, 2015, the following shares were authorized to be issued under share-based compensation plans:

	A	B	C
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by
security holders	—	$—	3,603,232 (1)
Equity compensation plans not approved
by security holders	—	—	—
Total	—	$—	3,603,232

(1)
After December 31, 2015, and as of February 23, 2016, the following share-based units were issued under the Plan: 189,810 to named and non-named executive officers of the Company, and 23,584 to members of the Board of Directors. Based upon the performance measure of the 2013 grant, as approved by the Compensation Committee on February 23, 2016, 202,315 share-based units were issued to named and non-named executive officers, including former retirees whose 2013 grants also remained subject to performance. Additionally, 1,608 share-based units were forfeited based on a separation from the Company.

The At-Risk Compensation Plan was approved by Vectren Corporation common shareholders after the merger forming Vectren and was most recently amended and reapproved at the 2011 annual meeting of shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by Part III, Item 13 of this Form 10-K is incorporated by reference herein, and made part of this Form 10-K, from the Company's Proxy Statement for its 2016 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, within 120 days after the end of the fiscal year.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by Part III, Item 14 of this Form 10-K is incorporated by reference herein, and made part of this Form 10-K, from the Company's Proxy Statement for its 2016 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, within 120 days after the end of the fiscal year.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

List of Documents Filed as Part of This Report

Consolidated Financial Statements
The consolidated financial statements and related notes, together with the reports of Deloitte & Touche LLP, appear in Part II “Item 8 Financial Statements and Supplementary Data” of this Form 10-K.

Supplemental Schedules
For the years ended December 31, 2015, 2014, and 2013, the Company’s Schedule II -- Valuation and Qualifying Accounts Consolidated Financial Statement Schedules is presented herein.  The report of Deloitte & Touche LLP on the schedule may be found in Item 8.  All other schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or related notes in Item 8.

SCHEDULE II
Vectren Corporation and Subsidiaries
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Column A	Column B	Column C		Column D	Column E
		Additions
	Balance at	Charged	Charged	Deductions	Balance at
	Beginning	to	to Other	from	End of
Description	of Year	Expenses	Accounts	Reserves, Net	Year
(In millions)
VALUATION AND QUALIFYING ACCOUNTS:
Year 2015 – Accumulated provision for
uncollectible accounts	$6.0	$8.1	$—	$8.5	$5.6
Year 2014 – Accumulated provision for
uncollectible accounts	$6.8	$7.3	$—	$8.1	$6.0
Year 2013 – Accumulated provision for
uncollectible accounts	$6.8	$6.8	$—	$6.8	$6.8
Year 2015 – Reserve for impaired
notes receivable	$—	$0.2	$—	$—	$0.2
Year 2014 – Reserve for impaired
notes receivable	$0.6	$—	$—	$0.6	$—
Year 2013 – Reserve for impaired
notes receivable	$0.6	$—	$—	$—	$0.6

List of Exhibits
The Company has incorporated by reference herein certain exhibits as specified below pursuant to Rule 12b-32 under the Exchange Act.  Exhibits for the Company attached to this filing filed electronically with the SEC are listed below.  Exhibits for the Company are listed in the Index to Exhibits.

Vectren Corporation
Form 10-K
Attached Exhibits

The following Exhibits were filed electronically with the SEC with this filing.

Exhibit Number	Document
10.26	Vectren Director and Officer Indemnification Agreement (specimen)
21.1	List of Company’s Significant Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Labels Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

4.   Instruments Defining the Rights of Security Holders, Including Indentures

4.1
Mortgage and Deed of Trust dated as of April 1, 1932 between Southern Indiana Gas and Electric Company and Bankers Trust Company, as Trustee, and Supplemental Indentures thereto dated August 31, 1936, October 1, 1937, March 22, 1939, July 1, 1948, June 1, 1949, October 1, 1949, January 1, 1951, April 1, 1954, March 1, 1957, October 1, 1965, September 1, 1966, August 1, 1968, May 1, 1970, August 1, 1971, April 1, 1972, October 1, 1973, April 1, 1975, January 15, 1977, April 1, 1978, June 4, 1981, January 20, 1983, November 1, 1983, March 1, 1984, June 1, 1984, November 1, 1984, July 1, 1985, November 1, 1985, June 1, 1986.  (Filed and designated in Registration No. 2-2536 as Exhibits B-1 and B-2; in Post-effective Amendment No. 1 to Registration No. 2-62032 as Exhibit (b)(4)(ii), in Registration No. 2-88923 as Exhibit 4(b)(2), in Form 8-K, File No. 1-3553, dated June 1, 1984 as Exhibit (4), File No. 1-3553, dated March 24, 1986 as Exhibit 4-A, in Form 8-K, File No. 1-3553, dated June 3, 1986 as Exhibit (4).)  July 1, 1985 and November 1, 1985 (Filed and designated in Form 10-K, for the fiscal year 1985, File No. 1-3553, as Exhibit 4-A.)  November 15, 1986 and January 15, 1987.  (Filed and designated in Form 10-K, for the fiscal year 1986, File No. 1-3553, as Exhibit 4-A.)  December 15, 1987.  (Filed and designated in Form 10-K, for the fiscal year 1987, File No. 1-3553, as Exhibit 4-A.)  December 13, 1990.  (Filed and designated in Form 10-K, for the fiscal year 1990, File No. 1-3553, as Exhibit 4-A.)  April 1, 1993.  (Filed and designated in Form 8-K, dated April 13, 1993, File No. 1-3553, as Exhibit 4.)  June 1, 1993 (Filed and designated in Form 8-K, dated June 14, 1993, File No. 1-3553, as Exhibit 4.)  May 1, 1993.  (Filed and designated in Form 10-K, for the fiscal year 1993, File No. 1-3553, as Exhibit 4(a).)  July 1, 1999.  (Filed and designated in Form 10-Q, dated August 16, 1999, File No. 1-3553, as Exhibit 4(a).)  March 1, 2000.  (Filed and designated in Form 10-K for the year ended December 31, 2001, File No. 1-15467, as Exhibit 4.1.) August 1, 2004.  (Filed and designated in Form 10-K for the year ended December 31, 2004, File No. 1-15467, as Exhibit 4.1.)  October 1, 2004.  (Filed and designated in Form 10-K for the year ended December 31, 2004, File No. 1-15467, as Exhibit 4.2.)  April 1, 2005 (Filed and designated in Form 10-K for the year ended December 31, 2007, File No 1-15467, as Exhibit 4.1)  March 1, 2006 (Filed and designated in Form 10-K for the year ended December 31, 2007, File No 1-15467, as Exhibit 4.2)  December 1, 2007 (Filed and designated in Form 10-K for the year ended December 31, 2007, File No 1-15467, as Exhibit 4.3) August 1, 2009 (Filed and designated in Form 10-K, for the year ended December 31, 2009, File No. 1-15467, as Exhibit 4.1) April 1, 2013 (filed and designated in Form 8-K, dated April 30, 2013, File No. 1-15467, as Exhibit 4.1) September 1, 2014 (filed and designated in Form 8-K dated September 25, 2014 File No. 1-15467, as Exhibit 4.1) September 1, 2015 (filed and designated in Form 8-K dated September 10, 2015 File No. 1-15467, as Exhibit 4.1)

4.2
Indenture dated February 1, 1991, between Indiana Gas and U.S. Bank Trust National Association (formerly known as First Trust National Association, which was formerly known as Bank of America Illinois, which was formerly known as Continental Bank, National Association.  Inc.'s. (Filed and designated in Current Report on Form 8-K filed February 15, 1991, File No. 1-6494.); First Supplemental Indenture thereto dated as of February 15, 1991.  (Filed and designated in Current Report on Form 8-K filed February 15, 1991, File No. 1-6494, as Exhibit 4(b).); Second Supplemental Indenture thereto dated as of September 15, 1991, (Filed and designated in Current Report on Form 8-K filed September 25, 1991, File No. 1-6494, as Exhibit 4(b).); Third supplemental Indenture thereto dated as of September 15, 1991 (Filed and designated in Current Report on Form 8-K filed September 25, 1991, File No. 1-6494, as Exhibit 4(c).); Fourth Supplemental Indenture thereto dated as of December 2, 1992, (Filed and designated in Current Report on Form 8-K filed December 8, 1992, File No. 1-6494, as Exhibit 4(b).); Fifth Supplemental Indenture thereto dated as of December 28, 2000, (Filed and designated in Current Report on Form 8-K filed December 27, 2000, File No. 1-6494, as Exhibit 4.)

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

4.5
Note Purchase Agreement, dated April 7, 2009, among Vectren Utility Holdings, Inc., Indiana Gas Company, Inc., Southern Indiana Gas and Electric Company and Vectren Energy Delivery of Ohio, Inc. and the purchasers named therein. (Filed and designated in Form 8-K dated April 7, 2009 File No. 1-15467, as Exhibit 4.5)

4.6
Note Purchase Agreement, dated September 9, 2010, among Vectren Capital, Corp. and the purchasers named therein.  (Filed and designated in Form 8-K dated September 10, 2010 File No. 1-15467, as Exhibit 4.1)

4.7
Note Purchase Agreement, dated April 5, 2011, among Vectren Utility Holdings, Inc., Indiana Gas Company, Inc., Southern Indiana Gas and Electric Company and Vectren Energy Delivery of Ohio, Inc. and the purchasers named therein.  (Filed and designated in Form 8-K dated April 8, 2011 File No. 1-15467, as Exhibit 4.1)

4.8
Note Purchase Agreement, dated November 15, 2011, among Vectren Utility Holdings, Inc., Indiana Gas Company, Inc., Southern Indiana Gas and Electric Company and Vectren Energy Delivery of Ohio, Inc. and the purchasers named therein.  (Filed and designated in Form 8-K dated November 17, 2011 File No. 1-15467, as Exhibit 4.1)

4.9
Note Purchase Agreement, dated December 20, 2012, among Vectren Utility Holdings, Inc., Indiana Gas Company, Inc., Southern Indiana Gas and Electric Company and Vectren Energy Delivery of Ohio, Inc. and the purchasers named therein.  (Filed and designated in Form 8-K dated December 21, 2012 File No. 1-15467, as Exhibit 4.1)

4.10
Note Purchase Agreement, dated August 22, 2013, among Vectren Utility Holdings, Inc., Indiana Gas Company, Inc., Southern Indiana Gas and Electric Company, and Vectren Energy Delivery of Ohio, Inc., and the purchasers named therein. (Filed and designated in Form 8-K dated August 2, 2013, File No. 1-15467, as Exhibit 4.1)

4.11
Note Purchase Agreement, dated June 11, 2015, between Vectren Utility Holding, Inc. and each of the purchasers named therein. (Filed and designated in Form 8-K dated June 12, 2015 File No. 1-15467, as Exhibit 4.1).

4.12
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

10.11
Amendment Number One to the Vectren Corporation specimen change in control agreement dated December 31, 2012.  (Filed and designated in Form 10-K for the year ended December 31, 2012, File No. 1-15467, as Exhibit 10.1)

10.12
Vectren Corporation specimen severance plan agreement dated December 31, 2011.  (Filed and designated in Form 8-K, dated January 5, 2012 File No. 1-15467, as Exhibit 10.2)  The severance plan differs among the named executive officers only to the extent where severance benefits are provided in the amount of two times base salary for Mr. Chapman and one and one half times base salary for Messer’s Benkert and Christian.

10.13
Gas Sales and Portfolio Administration Agreement between Indiana Gas Company, Inc. and ProLiance Energy, LLC, effective April 1, 2012. Contract assigned to ETC ProLiance Energy, LLC on June 18, 2013. (Filed and designated in Form 10-K for the year ended December 31, 2012, File No. 1-15467, as Exhibit 10.3)

10.14
Gas Sales and Portfolio Administration Agreement between Southern Indiana Gas and Electric Company and ProLiance Energy, LLC, effective April 1, 2012. Contract assigned to ETC ProLiance Energy, LLC on June 18, 2013. (Filed and designated in Form 10-K for the year ended December 31, 2012, File No. 1-15467, as Exhibit 10.4)

10.15
Formation Agreement among Indiana Energy, Inc., Indiana Gas Company, Inc., IGC Energy, Inc., Indiana Energy Services, Inc., Citizens Energy Group, Citizens Energy Services Corporation and ProLiance Energy, LLC, effective March 15, 1996.  Filed and designated in Form 10-Q for the quarterly period ended March 31, 1996, File No. 1-9091, as Exhibit 10-C.)

10.16
Stock Purchase Agreement, dated June 30, 2014 among Sunrise Coal, LLC, Vectren Utility Services, Inc., and Vectren Fuels, Inc.  (Filed and designated in Form 8-K, dated July 8, 2014, File No. 1-5467, as Exhibit 10.1)

10.17
Amendment Number Two to the Vectren Corporation Change in Control Agreement (specimen), dated October 1, 2014.  The specimen agreement differs among the named executive officers only to the extent change in control benefits are provided in the amount of three times base salary and bonus for Mr. Chapman and two times base salary and bonus for Messer’s Benkert and Christian and one and a half times base salary and bonus for Ms. Hardwick and Mr. Schach. (Filed and designated in Form 8-K, dated September 29, 2014, File No. 1-5467, as Exhibit 10.1)

10.18
Credit Agreement, dated as of October 31, 2014, among Vectren Utility Holdings, Inc., as borrower (Vectren Utility); certain subsidiaries of Vectren Utility, as guarantors; Bank of America, N.A., as administrative agent, swing line lender and a letter of credit issuer; Wells Fargo Bank, National Association, JPMorgan Chase Bank, N.A. and MUFG Union Bank, N.A., as co-syndication agents and letter of credit issuers; and the other lenders named therein.  (Filed and designated in Form 8-K, dated November 5, 2014, File No. 1-5467, as Exhibit 10.1)

10.19
Credit Agreement, dated as of October 31, 2014, among Vectren Capital, Corp., as borrower; Vectren Corporation, as guarantor; Wells Fargo Bank, National Association, as administrative agent, swing line lender and a letter of credit issuer; Bank of America, N.A., JPMorgan Chase Bank, N.A. and MUFG Union Bank, N.A., as co-syndication agents and letter of credit issuers; and the other lenders named therein.  (Filed and designated in Form 8-K, dated November 5, 2014, File No. 1-5467, as Exhibit 10.2)

10.20	Vectren Corporation At Risk Compensation Plan Stock Unit Awards Award Agreement (Officer). (Filed and designated in Form 8-K, dated December 23, 2014, File No. 1-5467, as Exhibit 10.1)

10.21	Grant Agreement for Non-Employee Director Stock Grant, dated December 31, 2014. (Filed and designated in Form 8-K, dated January 2, 2015, File No. 1-5467, as Exhibit 10.1)

10.22
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

10.25	First Amendment to the Vectren Corporation At Risk Compensation Plan (as amended and restated May 1, 2011) (filed and designated in Form 8-K, dated February 9, 2015, File No. 1-15467, as Exhibit 99.1)

10.26	Vectren Director and Officer Indemnification Agreement (specimen) (Filed in Form 10-K herewith as Exhibit 10.26)

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

VECTREN CORPORATION

Dated February 23, 2016                                                                            /s/ Carl L. Chapman
Carl L. Chapman,
Chairman, President, and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in capacities and on the dates indicated.

Signature	Title	Date

/s/ Carl L. Chapman	Chairman, President, and Chief Executive Officer	February 23, 2016
Carl L. Chapman	(Principal Executive Officer)

/s/ M. Susan Hardwick	Senior Vice President and Chief Financial Officer	February 23, 2016
M. Susan Hardwick	(Principal Accounting and Financial Officer)

/s/ James H. DeGraffenreidt	Director	February 23, 2016
James H. DeGraffenreidt

/s/ John D. Engelbrecht	Director	February 23, 2016
John D. Engelbrecht

/s/ Anton H. George	Director	February 23, 2016
Anton H. George

/s/ Martin C. Jischke	Director	February 23, 2016
Martin C. Jischke

/s/ Robert G. Jones	Director	February 23, 2016
Robert G. Jones

/s/ J. Timothy McGinley	Director	February 23, 2016
J. Timothy McGinley

/s/ Patrick K. Mullen	Director	February 23, 2016
Patrick K. Mullen

/s/ R. Daniel Sadlier	Director	February 23, 2016
R. Daniel Sadlier

/s/ Michael L. Smith	Director	February 23, 2016
Michael L. Smith

/s/ Teresa J. Tanner	Director	February 23, 2016
Teresa J. Tanner

/s/ Jean L. Wojtowicz	Director	February 23, 2016
Jean L. Wojtowicz