Form 10-Q
period 2016-03-31
VECTREN CORP
filed 2016-05-10
CIK 1096385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes    ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock- Without Par Value	82,806,031	April 29, 2016
Class	Number of Shares	Date

Access to Information

Vectren Corporation makes available all SEC filings and recent annual reports free of charge through its website at www.vectren.com as soon as reasonably practicable after electronically filing or furnishing the reports to the SEC, or by request, directed to Investor Relations at the mailing address, phone number, or email address that follows:

Mailing Address: One Vectren Square Evansville, Indiana 47708	Phone Number: (812) 491-4000	Investor Relations Contact: M. Naveed Mughal Treasurer and Vice President, Investor Relations vvcir@vectren.com

Definitions

AFUDC: allowance for funds used during construction	IDEM: Indiana Department of Environmental Management
ASC: Accounting Standards Codification	IURC: Indiana Utility Regulatory Commission
ASU: Accounting Standards Update	kV: Kilovolt
BTU / MMBTU: British thermal units / millions of BTU	MCF / BCF: thousands / billions of cubic feet
DOT: Department of Transportation	MDth / MMDth: thousands / millions of dekatherms
EPA: Environmental Protection Agency	MISO: Midcontinent Independent System Operator
FAC: Fuel Adjustment Clause	MW: megawatts
FASB: Financial Accounting Standards Board	MWh / GWh: megawatt hours / thousands of megawatt hours (gigawatt hours)
FERC: Federal Energy Regulatory Commission	OUCC: Indiana Office of the Utility Consumer Counselor
GAAP: Generally Accepted Accounting Principles	PUCO: Public Utilities Commission of Ohio
GCA: Gas Cost Adjustment	XBRL: eXtensible Business Reporting Language

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VECTREN CORPORATION AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited – In millions)

	March 31, 2016	December 31, 2015
ASSETS
Current Assets
Cash & cash equivalents	$62.6	$74.7
Accounts receivable - less reserves of $6.6 & $5.6, respectively	176.5	227.5
Accrued unbilled revenues	104.0	142.5
Inventories	122.6	133.7
Recoverable fuel & natural gas costs	8.9	—
Prepayments & other current assets	47.1	81.0
Total current assets	521.7	659.4
Utility Plant
Original cost	6,172.1	6,090.4
Less: accumulated depreciation & amortization	2,454.0	2,415.5
Net utility plant	3,718.1	3,674.9
Investments in unconsolidated affiliates	20.7	20.9
Other utility & corporate investments	30.2	31.2
Other nonutility investments	16.2	16.2
Nonutility plant - net	424.6	414.6
Goodwill	293.5	293.5
Regulatory assets	257.7	249.4
Other assets	40.5	39.9
TOTAL ASSETS	$5,323.2	$5,400.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

VECTREN CORPORATION AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited – In millions)

	March 31, 2016	December 31, 2015
LIABILITIES & SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$213.0	$248.8
Refundable fuel & natural gas costs	—	7.9
Accrued liabilities	183.1	183.6
Short-term borrowings	—	14.5
Current maturities of long-term debt	13.0	73.0
Total current liabilities	409.1	527.8
Long-term Debt - Net of Current Maturities	1,713.2	1,712.9
Deferred Credits & Other Liabilities
Deferred income taxes	827.9	805.4
Regulatory liabilities	440.7	433.9
Deferred credits & other liabilities	231.9	236.2
Total deferred credits & other liabilities	1,500.5	1,475.5
Commitments & Contingencies (Notes 7-11)
Common Shareholders' Equity
Common stock (no par value) – issued & outstanding 82.8 & 82.8, respectively	724.3	722.8
Retained earnings	977.3	962.2
Accumulated other comprehensive (loss)	(1.2)	(1.2)
Total common shareholders' equity	1,700.4	1,683.8
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$5,323.2	$5,400.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

VECTREN CORPORATION AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited – In millions, except per share amounts)

	Three Months Ended
	March 31,
	2016	2015
OPERATING REVENUES
Gas utility	$281.2	$352.9
Electric utility	142.1	153.9
Nonutility	161.5	199.4
Total operating revenues	584.8	706.2
OPERATING EXPENSES
Cost of gas sold	111.6	172.0
Cost of fuel & purchased power	44.2	50.1
Cost of nonutility revenues	55.3	64.3
Other operating	200.0	231.1
Depreciation & amortization	63.9	62.9
Taxes other than income taxes	17.6	19.7
Total operating expenses	492.6	600.1
OPERATING INCOME	92.2	106.1
OTHER INCOME
Equity in earnings (losses) of unconsolidated affiliates	(0.2)	—
Other income – net	5.7	5.6
Total other income	5.5	5.6
INTEREST EXPENSE	22.1	21.0
INCOME BEFORE INCOME TAXES	75.6	90.7
INCOME TAXES	27.3	33.7
NET INCOME AND COMPREHENSIVE INCOME	$48.3	$57.0
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	82.8	82.6
DILUTED COMMON SHARES OUTSTANDING	82.8	82.6
BASIC AND DILUTED EARNINGS PER SHARE OF COMMON STOCK	$0.58	$0.69
DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$0.40	$0.38

The accompanying notes are an integral part of these condensed consolidated financial statements.

VECTREN CORPORATION AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited – In millions)

	Three Months Ended
	March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$48.3	$57.0
Adjustments to reconcile net income to cash from operating activities:
Depreciation & amortization	63.9	62.9
Deferred income taxes & investment tax credits	24.3	14.6
Equity in losses of unconsolidated affiliates	0.2	—
Provision for uncollectible accounts	2.6	3.3
Expense portion of pension & postretirement benefit cost	1.0	1.6
Other non-cash items - net	2.8	1.6
Changes in working capital accounts:
Accounts receivable & accrued unbilled revenues	86.9	(30.2)
Inventories	11.1	25.8
Recoverable/refundable fuel & natural gas costs	(16.8)	30.3
Prepayments & other current assets	33.3	61.2
Accounts payable, including to affiliated companies	(38.1)	(27.6)
Accrued liabilities	(0.5)	5.6
Employer contributions to pension & postretirement plans	(16.2)	(20.9)
Changes in noncurrent assets	(6.4)	11.3
Changes in noncurrent liabilities	6.0	3.6
Net cash provided by operating activities	202.4	200.1
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from dividend reinvestment plan & other common stock issuances	1.5	1.6
Requirements for:
Dividends on common stock	(33.2)	(31.5)
Retirement of long-term debt	(60.0)	(5.0)
Net change in short-term borrowings	(14.5)	(150.0)
Net cash used in financing activities	(106.2)	(184.9)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of assets and other collections	0.4	0.8
Requirements for capital expenditures, excluding AFUDC equity	(108.7)	(85.3)
Net cash used in investing activities	(108.3)	(84.5)
Net change in cash & cash equivalents	(12.1)	(69.3)
Cash & cash equivalents at beginning of period	74.7	86.4
Cash & cash equivalents at end of period	$62.6	$17.1
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

Indiana Gas provides energy delivery services to approximately 590,000 natural gas customers located in central and southern Indiana.  SIGECO provides energy delivery services to approximately 144,000 electric customers and approximately 112,000 gas customers located near Evansville in southwestern Indiana.  SIGECO also owns and operates electric generation assets to serve its electric customers and optimizes those assets in the wholesale power market.  Indiana Gas and SIGECO generally do business as Vectren Energy Delivery of Indiana.  VEDO provides energy delivery services to approximately 319,000 natural gas customers located near Dayton in west central Ohio.

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

The interim condensed consolidated financial statements included in this report have been prepared by the Company, without audit, as provided in the rules and regulations of the Securities and Exchange Commission and include a review of subsequent events through the date the financial statements were issued.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted as provided in such rules and regulations.  The information in this report reflects all adjustments which are, in the opinion of management, necessary to fairly state the interim periods presented, inclusive of adjustments that are normal and recurring in nature.  These interim condensed consolidated financial statements and related notes should be read in conjunction with the Company’s audited annual consolidated financial statements for the year ended December 31, 2015, filed with the Securities and Exchange Commission on February 23, 2016, on Form 10-K.  Because of the seasonal nature of the Company’s operations, the results shown on a quarterly basis are not necessarily indicative of annual results.

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

The following table illustrates the basic and dilutive EPS calculations for the periods presented in these financial statements.

	Three Months Ended
	March 31,
(In millions, except per share data)	2016	2015
Numerator:
Reported net income (Numerator for Basic and Diluted EPS)	$48.3	$57.0
Denominator:
Weighted average common shares outstanding (Denominator for Basic and Diluted EPS)	82.8	82.6

Basic and Diluted EPS	$0.58	$0.69

As of March 31, 2016, the Company no longer has any stock options outstanding. For the three months ended March 31, 2015, all stock options were dilutive and immaterial. For both periods presented all equity based instruments were dilutive and immaterial.

4.	Excise and Utility Receipts Taxes

Excise taxes and a portion of utility receipts taxes are included in rates charged to customers.  Accordingly, the Company records these taxes received, which totaled $9.4 million and $11.7 million in the three months ended March 31, 2016 and 2015, respectively, as a component of operating revenues. Expenses associated with excise and utility receipts taxes are recorded as a component of Taxes other than income taxes.

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

	Three Months Ended
	March 31,
	Pension Benefits		Other Benefits
(In millions)	2016	2015	2016	2015
Service cost	$1.8	$2.0	$0.1	$0.1
Interest cost	3.6	3.6	0.4	0.5
Expected return on plan assets	(5.7)	(5.6)	—	—
Amortization of prior service cost	0.1	0.2	(0.7)	(0.7)
Amortization of actuarial loss	1.8	2.1	—	0.1
Net periodic cost (benefit)	$1.6	$2.3	$(0.2)	$—

Employer Contributions to Qualified Pension Plans
As of March 31, 2016, the Company has made $15 million in contributions to its qualified pension plans.

6.	Supplemental Cash Flow Information

As of March 31, 2016 and December 31, 2015, the Company has accruals related to utility and nonutility plant purchases totaling approximately $16.9 million and $19.4 million, respectively.

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

The Company's investment at March 31, 2016, shown at its 61 percent ownership share of the individual net assets of ProLiance, is as follows.

As of
March 31,
(In millions)	2016
Cash	$2.5
Investment in LA Storage	22.0
Other midstream asset investment	5.0
Total investment in ProLiance	$29.5
Included in:
Investments in unconsolidated affiliates	19.4
Other nonutility investments	10.1

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

Approximately 12 Bcf of the storage, which comprises three of the four FERC certified caverns, is fully tested but additional work is required to further develop the caverns. The timing and extent of development of these caverns is dependent on market conditions, including pricing, need for storage capacity, and development of the liquefied natural gas market, among other factors. To date, development activity has been modest due to current low demand for storage facilities. The development of the storage market and related pricing are critical assumptions in the analysis of the recoverability of the investment's carrying value. As of March 31, 2016 and December 31, 2015, ProLiance's investment in the joint venture was $36.1 million and $36.4 million, respectively.

8.	Commitments & Contingencies

Performance Guarantees & Product Warranties
In the normal course of business, wholly owned subsidiaries, such as Energy Systems Group (ESG), a subsidiary of the Energy Services operating segment, issue payment and performance bonds and other forms of assurance that commit them to timely install infrastructure, operate facilities, pay vendors and subcontractors, and support warranty obligations.

Specific to ESG, in its role as a general contractor in the performance contracting industry, at March 31, 2016, there are 38 open surety bonds supporting future performance.  The average face amount of these obligations is $10.4 million, and the largest obligation has a face amount of $51.0 million.  The maximum exposure from these obligations is limited to the level of uncompleted work and further limited by bonds issued to ESG by various subcontractors. At March 31, 2016, approximately 54 percent of work was yet to be completed on projects with open surety bonds.  A significant portion of these open surety bonds will be released within one year.  In instances where ESG operates facilities, project guarantees extend over a longer period.  In addition to its performance obligations, ESG also warrants the functionality of certain installed infrastructure generally for one year and the associated energy savings over a specified number of years.

Based on a history of meeting performance obligations and installed products operating effectively, no liability or cost has been recognized for the periods presented. Since inception, ESG has only had to pay an immaterial amount for payment and performance obligations.

Corporate Guarantees
The Company issues parent level guarantees to certain vendors and customers of its wholly owned subsidiaries.  These guarantees do not represent incremental consolidated obligations; rather, they represent parental guarantees of subsidiary obligations in order to allow those subsidiaries the flexibility to conduct business without posting other forms of collateral.   At March 31, 2016, parent level guarantees support a maximum of $245 million of ESG’s performance contracting commitments, warranty obligations, project guarantees, and energy savings guarantees.

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

While there can be no assurance that the Company guarantee provisions will not be called upon, no such provisions have been called on historically, and further, the Company believes that the likelihood of a material amount being triggered under any of these provisions is remote.

Commitments
The Company's regulated utilities have both firm and non-firm commitments to purchase natural gas, electricity, and coal as well as certain transportation and storage rights. Costs arising from these commitments, while significant, are pass-through costs, generally collected dollar-for-dollar from retail customers through regulator-approved cost recovery mechanisms.

Legal & Regulatory Proceedings
The Company is party to various legal proceedings, audits, and reviews by taxing authorities and other government agencies arising in the normal course of business.  In the opinion of management, there are no legal proceedings or other regulatory reviews or audits pending against the Company that are likely to have a material adverse effect on its financial condition, results of operations or cash flows.

9.	Gas Rate & Regulatory Matters

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

In April 2011, Indiana Senate Bill 251 (Senate Bill 251) was signed into Indiana law. The law provides a framework to recover 80 percent of federally mandated costs through a periodic rate adjustment mechanism outside of a general rate case. Such costs include a return on the federally mandated capital investment, based on the overall rate of return most recently approved by the IURC, along with recovery of depreciation and other operating costs associated with these mandates. The remaining 20 percent of those costs is deferred for future recovery in the utility's next general rate case.

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

Indiana Recovery and Deferral Mechanisms
The Company's Indiana natural gas utilities received Orders in 2008 and 2007 associated with the most recent base rate cases. These Orders authorized the deferral of financial impacts associated with bare steel and cast iron replacement activities. The Orders provide for the deferral of depreciation and post-in-service carrying costs on qualifying projects totaling $20 million annually at Indiana Gas and $3 million annually at SIGECO. The debt-related post-in-service carrying costs are recognized in the Condensed Consolidated Statements of Income currently. The recording of post-in-service carrying costs and depreciation deferral is limited by individual qualifying project to three years after being placed into service at SIGECO and four years after being placed into service at Indiana Gas. At March 31, 2016 and December 31, 2015, the Company has regulatory assets totaling $20.6 million and $19.9 million, respectively, associated with the deferral of depreciation and debt-related post-in-service carrying cost activities. Beginning in 2014, all bare steel and cast iron replacement activities are now part of the Company’s seven-year capital investment plan filed pursuant to Senate Bill 251 and 560, discussed further below.

Requests for Recovery under Indiana Regulatory Mechanisms
On August 27, 2014, the IURC issued an Order (August 2014 Order) approving the Company’s seven-year capital infrastructure replacement and improvement plan (the Plan), beginning in 2014, and the proposed accounting authority and recovery. Compliance projects and other infrastructure improvement projects were approved pursuant to Senate Bill 251 and 560, respectively. As provided in the two laws, the Order approved semi-annual filings for rate recovery of 100 percent of the costs, inclusive of return, related to these capital investments and operating expenses, with 80 percent of the costs, including a return, recovered currently via an approved tracking mechanism and 20 percent of the costs deferred and recovered in the Company’s next base rate proceeding. In addition, the Order established guidelines to annually update the seven-year capital investment plan. Finally, the Order approved the Company’s proposal to recover eligible costs via a fixed monthly charge per residential customer.

Subsequent to the August 2014 Order, the Company filed and received Orders on three semi-annual updates, which recover in rates investments associated with the approved programs. In October 2015, the Company submitted its third semi-annual filing, seeking approval of the recovery in rates of investments made through June 30, 2015, and updates to the approved seven-year capital investment plan, now proposed at more than $950 million through 2020, of which $294 million has been spent as of March 31, 2016. On March 30, 2016, the IURC issued an Order (March 2016 Order) re-approving the majority of the Company’s gas infrastructure modernization projects requested in the third update of the Plan, and approving the inclusion in rates of actual investments made through June 30, 2015. Specifically, one project that was excluded for recovery under the Plan is a 20-mile transmission line and other related investments required to support industrial customer growth and ongoing system reliability in the Lafayette, Indiana area. The IURC stated because the project was not in the original plan filed in 2013, it does not qualify for cost recovery under this law. The IURC did pre-approve the project for rate base inclusion upon the filing of the next base rate case. The Company believes that such plan updates should be expected to accommodate new projects that emerge during the term of the plan as ongoing risk assessments determine that new projects are required. The Company filed an appeal of the Order on April 29, 2016 to challenge the IURC's limitation of the scope of the Plan updates. The outcome of the appeal is expected in approximately one year. Through the March 2016 Order, approximately $890 million of the proposed capital spend through 2020 has been approved through the recovery mechanisms supporting these filings.

At March 31, 2016 and December 31, 2015, the Company has regulatory assets totaling $32.8 million and $28.6 million, respectively, associated with the return on investment as well as the deferral of depreciation and other operating expenses.

Ohio Recovery and Deferral Mechanisms
The PUCO Order approving the Company's 2009 base rate case in the Ohio service territory authorized a distribution replacement rider (DRR). The DRR's primary purpose is recovery of investments in utility plant and related operating expenses associated with replacing bare steel and cast iron pipelines and certain other infrastructure. This rider is updated annually for qualifying capital expenditures and allows for a return on those capital expenditures based on the rate of return approved in the 2009 base rate case. In addition, deferral of depreciation and the ability to accrue debt-related post-in-service carrying costs is also allowed until the related capital expenditures are included in the DRR. The Order also initially established a prospective bill impact evaluation on the annual deferrals. Due to the expiration of the initial five-year term for the DRR in early 2014, the Company filed a request in August 2013 to extend and expand the DRR. On February 19, 2014, the PUCO issued an Order approving a Stipulation entered into by the PUCO Staff and the Company which provided for the extension of the DRR for the recovery of costs incurred through 2017 and expanded the types of investment covered by the DRR to include recovery of other infrastructure investments. The Order limits the resulting DRR fixed charge per month for residential and small general service customers to specific graduated levels over the next five years. The Company's five-year capital expenditure plan related to these infrastructure investments for calendar years 2013 through 2017 totals approximately $200 million. The capital expenditure plan is subject to the graduated caps on the fixed DRR monthly charge applicable to residential and small general service customers approved in the Order; however, the plan is not expected to exceed those caps. In addition, the Order approved the Company's commitment that the DRR can only be further extended as part of a base rate case. On August 26, 2015, the Company received an Order approving its adjustment to the DRR for recovery of costs incurred through December 31, 2014. In total, the Company has made capital investments under this rider totaling $208.5 million as of March 31, 2016. Regulatory assets associated with post-in-service carrying costs and depreciation deferrals were $19.7 million and $18.2 million at March 31, 2016 and December 31, 2015, respectively.

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

The PUCO has also issued Orders approving the Company's filings under Ohio House Bill 95. These Orders approve deferral of the Company’s Ohio capital expenditure program for items not covered by the DRR as well as expenditures necessary to comply with PUCO rules, regulations, orders, and system expansion to some new customers. Ohio House Bill 95 Orders also have established a prospective bill impact evaluation on the cumulative deferrals, limiting the total deferrals at a level which would equal $1.50 per residential and small general service customer per month. As of March 31, 2016, the Company's deferrals have not reached this bill impact cap. The Company submitted its most recent annual filing on May 2, 2016, which covers the Company’s capital expenditure program through calendar year 2016. The Company expects an order later this year.

Pipeline and Hazardous Materials Safety Administration (PHMSA)
On March 18, 2016, PHMSA published a notice of proposed rulemaking (NPRM) on the safety of gas transmission and gathering lines.  The proposed rule addresses many of the remaining requirements from the 2011 Pipeline Safety Act and sets out more stringent requirements than anticipated. The comment period on the NPRM ends on July 7, 2016. The Company is evaluating the impact the proposed rules would have on the Company's transmission integrity management program and the design, construction, and repair of transmission pipeline assets, including the potential for additional capital expenditures and increase in operation and maintenance expense. The Company believes that such compliance costs would be considered a federally mandated cost of providing natural gas, and therefore, should be recoverable from customers under Senate Bill 251 as referenced above.

10. Electric Rate & Regulatory Matters

SIGECO Electric Environmental Compliance Filing
On January 28, 2015, the IURC issued an Order (January Order) approving the Company’s request for approval of capital investments on its coal-fired generation units to comply with new EPA mandates related to mercury and air toxic standards (MATS) effective in 2015 and to address an outstanding Notice of Violation (NOV) from the EPA. As of March 31, 2016, approximately $30 million has been spent on equipment to control mercury in both air and water emissions, and $32 million to address the issues raised in the NOV proceeding on the increase in sulfur trioxide emissions. The total investment is estimated to be between $75 million and $85 million. The Order approved the Company’s request for deferred accounting treatment, as supported by provisions under Indiana Senate Bill 29 (Senate Bill 29) and Senate Bill 251. The accounting treatment includes the deferral of depreciation and property tax expense related to these investments, accrual of post-in-service carrying costs, and deferral of incremental operating expenses related to compliance with these standards. The initial phase of the projects went into service in 2014, with the remaining investment occurring in 2015 and 2016. As of March 31, 2016, the Company has approximately $3.5 million deferred related to depreciation, property tax, and operating expense, and $1.4 million deferred related to post-in-service carrying costs.

In March 2015, the Company was notified that certain parties had filed a Notice of Appeal with the Indiana Court of Appeals in response to the IURC's Order. In June 2015, Joint Appellants’ Citizens Action Coalition of Indiana, Inc., Sierra Club, Inc., and Valley Watch, Inc. (the appellants) filed a brief which challenged the sufficiency of the findings in the IURC's January Order approving the Company’s investments and proposed accounting treatment in terms of whether that Order made certain findings required by statute. On October 29, 2015, the Indiana Court of Appeals issued its opinion affirming the IURC’s findings with regard to equipment required to comply with MATS and certain national pollutant discharge elimination system rules (approximately $35 million). The Court remanded the case back to the IURC so that it can make the findings required by statute with regard to equipment required by the NOV (approximately $40 million). On February 12, 2016, the appellants filed a petition to reopen the evidentiary record in the case in order to submit additional evidence. The Company has opposed the motion and believes the IURC already has a sufficient record in this case. As it pertains to the equipment required by the NOV, given the Commission’s previous approval of this project, the Company believes the Commission will issue a new order in support of the project. The Company anticipates that the IURC will rule on the motion in the near future.

SIGECO Electric Demand Side Management (DSM) Program Filing
On August 31, 2011, the IURC issued an Order approving an initial three-year DSM plan in the SIGECO electric service territory that complied with the IURC’s energy saving targets. Consistent with the Company’s proposal, the Order approved, among other items, the following: 1) recovery of costs associated with implementing the DSM Plan; 2) the recovery of a performance incentive mechanism based on measured savings related to certain DSM programs; and 3) lost margin recovery associated with the implementation of DSM programs for large customers. On June 20, 2012, the IURC issued an Order approving a small customer lost margin recovery mechanism, inclusive of all previous deferrals. For the three months ended March 31, 2016 and 2015, the Company recognized electric utility revenue of $2.6 million and $2.3 million, respectively, associated with this approved lost margin recovery mechanism.

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

On May 6, 2015, Indiana's governor signed Indiana Senate Bill 412 (Senate Bill 412) into law requiring electricity suppliers to submit energy efficiency plans to the IURC at least once every three years. Senate Bill 412 also permits the recovery of all program costs, including lost revenues and financial incentives associated with those plans and approved by the IURC. The Company made its first filing pursuant to this bill in June 2015, which proposed energy efficiency programs for calendar years 2016 and 2017. In September 2015, the Company received an Order to continue offering and recovering the associated cost of its 2015 programs until March 31, 2016. In October 2015, the OUCC and Citizens Action Coalition of Indiana filed testimony recommending the rejection of the Company’s plan, contending it was not reasonable under the terms of Senate Bill 412 due to the program design and the Company’s proposal to recover lost revenues and incentives associated with the measures. Vectren filed rebuttal testimony in October 2015 defending the plan’s compliance with Senate Bill 412.

On March 23, 2016, the IURC issued an Order approving the Company’s 2016-2017 energy efficiency programs. The Order provides for cost recovery of program and administrative expenses and includes performance incentives for reaching energy savings goals. The Order also included a lost margin recovery mechanism that now limits that recovery related to new programs to the shorter of four years or the life of the installed energy efficiency measure. Prior electric energy efficiency orders did not limit lost margin recovery to this four year limit. This ruling follows two other recent IURC decisions implementing the same recovery cap with respect to other electric utilities in Indiana. The Company is committed to continuing to promote and drive participation in its 2016-2017 energy efficiency programs and beyond and has therefore appealed this lost margin recovery restriction.

FERC Return on Equity (ROE) Complaints
On November 12, 2013, certain parties representing a group of industrial customers filed a joint complaint with the FERC under Section 206 of the Federal Power Act against the MISO and various MISO transmission owners, including SIGECO. The joint parties seek to reduce the 12.38 percent ROE used in the MISO transmission owners’ rates, including SIGECO’s formula transmission rates, to 9.15 percent, and to set a capital structure in which the equity component does not exceed 50 percent. A second customer complaint case was filed on February 11, 2015 as the maximum FERC-allowed refund period for the November 12, 2013 case ended February 11, 2015. As of March 31, 2016, the Company had invested approximately $157.7 million in qualifying projects. The net plant balance for these projects totaled $139.4 million at March 31, 2016.

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

11.  Environmental Matters

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

With the trend toward stricter standards, greater regulation, and more extensive permit requirements, the Company's investment in compliant infrastructure, and the associated operating costs have increased and are expected to increase in the future. Similar to the costs associated with federal mandates in the Pipeline Safety Law, Senate Bill 251 is also applicable to federal environmental mandates impacting SIGECO's electric operations.

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

In March 2015, the Company was notified that certain parties had filed a Notice of Appeal with the Indiana Court of Appeals in response to the IURC's Order. In June 2015, Joint Appellants’ Citizens Action Coalition of Indiana, Inc., Sierra Club, Inc., and Valley Watch, Inc. (the appellants) filed a brief which challenged the sufficiency of the findings in the IURC's January Order approving the Company’s investments and proposed accounting treatment in terms of whether that Order made certain findings required by statute. On October 29, 2015, the Indiana Court of Appeals issued its opinion affirming the IURC’s findings with regard to equipment required to comply with MATS and certain national pollutant discharge elimination system rules (approximately $35 million). The Court remanded the case back to the IURC so that it can make the findings required by statute with regard to equipment required by the NOV (approximately $40 million). On February 12, 2016, the appellants filed a petition to reopen the evidentiary record in the case in order to submit additional evidence. The Company has opposed the motion and believes the IURC already has a sufficient record in this case. As it pertains to the equipment requirement required by the NOV, given the Commission’s previous approval of this project, the Company believes the Commission will make these findings and issue a new order in support of the project. The Company anticipates that the IURC will rule on the motion in the near future.

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

Coal Ash Waste Disposal, Ash Ponds and Water

Coal Combustion Residuals Rule
In December 2014, the EPA released its final Coal Combustion Residuals (CCR) rule which regulates ash as non-hazardous material under Subtitle D of the Resource Conservation and Recovery Act (RCRA). On April 17, 2015, the final rule was published in the Federal Register. The final rule allows beneficial reuse of ash and the majority of the ash generated by the Company’s generating plants will continue to be reused. As it relates to the CCR rule, legislation is currently being considered by Congress that would provide for enforcement of the federal program by states rather than through citizen suits. Additionally, the CCR rule is currently being challenged by multiple parties in judicial review proceedings. Opening briefs were filed by those parties in December of 2015, with full briefing not expected to be complete until later in May 2016.

Under the final CCR rule, the Company is required to complete a series of integrity assessments, including seismic modeling given the Company’s facilities are located within two seismic zones, and groundwater monitoring studies to determine the remaining service life of the ponds and whether a pond must be retrofitted with liners or closed in place, with bottom ash handling conversions completed. In late 2015, using general utility industry data, the Company prepared cost estimates for the retirement of the ash ponds at the end of their useful lives, based on its interpretation of the closure alternatives contemplated in the final rule. The resulting estimates ranged from approximately $35 million to $80 million. These estimates contemplated final capping and monitoring costs of the ponds at both F.B. Culley and A.B. Brown generating stations. These rules have not been applicable to the Company's Warrick generating unit, as this unit has historically been part of a larger generating station that predominantly serves an adjacent industrial facility. The Company is in the process of preparing site specific estimates, using engineering analyses and assumed methods of closure. Significant factors impacting the resulting cost estimates include the closure time frame and the method of closure. Further analysis and the refinement of assumptions may result in estimated costs that could be in excess of the current range of $35 million to $80 million.

At September 30, 2015, the Company recorded an approximate $25 million asset retirement obligation (ARO) and that amount is unchanged at March 31, 2016. The recorded ARO reflected the present value of the approximate $35 million in estimated costs in the range above. These assumptions and estimations are subject to change in the future and could materially impact the amount of the estimated ARO.

Effluent Limitation Guidelines (ELGs)
Under the Clean Water Act, the EPA sets technology-based guidelines for water discharges from new and existing facilities. On September 30, 2015, the EPA released final revisions to the existing steam electric ELGs setting stringent technology-based water discharge limits for the electric power industry. The EPA focused this rulemaking on wastewater generated primarily by pollution control equipment necessitated by the comprehensive air regulations, specifically setting strict water discharge limits for arsenic, mercury and selenium for scrubber waste waters. The ELGs will be implemented when existing water discharge permits for the plants are renewed, with compliance activities expected to commence within the 2018-2023 time frame. Current wastewater discharge permits for the Brown and Culley power plants expire in October and December 2016, respectively. The Company is working with Indiana regulators on permit renewals which will include a compliance schedule for ELGs. In no event will compliance with the ELGs be required prior to November 2018. The ELGs work in tandem with the recently released CCR requirements, effectively prohibiting the use of less costly lined sediment basin options for disposal of coal combustion residuals, and virtually mandate conversions to dry bottom ash handling.

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

Climate Change

On August 3, 2015, the EPA released its final Clean Power Plan (CPP) rule which requires a 32 percent reduction in carbon emissions from 2005 levels. This results in a final emission rate goal for Indiana of 1,242 lb CO2/MWh to be achieved by 2030. The new rule gives states the option of seeking a two-year extension from the deadline of September 2016 to submit a final state implementation plan (SIP). Under the CPP, states have the flexibility to include energy efficiency and other measures should it choose to implement a SIP as provided in the final rule. While states are given an interim goal (1,451 lb CO2/MWh for Indiana), the final rule gives states the flexibility to shape their own emissions reduction over the 2022-2029 time period. The final rule was published in the Federal Register on October 23, 2015 and that action was immediately followed by litigation initiated by Indiana and 23 other states as a coalition challenging the rule. In January of 2016, the reviewing court denied the states’ and other parties requests to stay the implementation of the CPP pending completion of judicial review. On January 26, 2016, 29 states and state agencies (including the 24 state coalition referenced above) filed a request for immediate stay with the U.S. Supreme Court. On February 9, 2016, the U.S. Supreme Court granted a stay to delay the regulation while being challenged in court. The stay will remain in place while the lower court concludes its review, with oral arguments to be heard in June 2016 under the existing accelerated schedule. Among other things, the stay is anticipated to delay the requirement to submit a final SIP by the September 2016 deadline. Apart from the delay, the Court's action creates additional uncertainty as to the future of the rule and presents further challenges as the Company proceeds with its integrated resource planning process later this year.

In the event that a state does not submit a SIP, the EPA also released a proposed federal implementation plan (FIP), which would be imposed on those states without an approved SIP. The proposed FIP would apply an emission rate requirement directly on generating units. Under the proposed FIP, the CO2 emission rate limit for coal-fired units would start at 1,671 lbs CO2/MWh in 2022 and decrease to a final emission rate cap of 1,305 lbs CO2/MWh by 2030. While the FIP emission rate cap appears to be slightly less stringent than the state reduction goal for Indiana, the cap would apply directly to generating units and these units would not have the benefit of averaging emission rates with rates from zero-carbon sources as would be available in a SIP. Purchases of emission credits from zero-carbon sources can be made for compliance. The FIP will be subject to extensive public comments prior to finalization. Whether Indiana will file a SIP has yet to be determined. Pending that determination, the electric utilities in Indiana will continue to encourage the state's designated agency to analyze various compliance options and the possible integration into a state plan submittal.

At the time of release of the CPP, Indiana was the 5th largest carbon emitter in the nation in tons of CO2 produced from electric generation. The Company’s share of total tons of CO2 generated by Indiana's electric utilities has historically been less than 6 percent. Since 2005, the Company has achieved a reduction in emissions of CO2 of 31 percent (on a tonnage basis) through the retirement of F.B. Culley Unit 1, expiration of municipal contracts, electric conservation, the addition of renewable generation, and the installation of more efficient dense pack turbine technology. Since emissions are further impacted by coal burn reductions and energy efficiency programs, the Company's emissions of CO2 can vary year to year. With respect to renewable generation, in 2008 and 2009, the Company executed long-term purchase power commitments for a total of 80 MW of wind energy. The Company currently has approximately 4 percent of its electricity being provided by clean energy sources due to the long-term wind contracts and landfill gas investment. With respect to CO2 emission rate, since 2005 the Company has lowered its CO2 emission rate (as measured in lbs CO2/MWh) from 1,967 lbs CO2/MWh to 1,922 lbs CO2/MWh, for a reduction of 3 percent. The Company’s CO2 emission rate of 1,922 lbs CO2/MWh is basically the same as Indiana's average CO2 emission rate of 1,923 lbs CO2/MWh. The Company plans to consider these reductions in CO2 emissions and renewable generation in future discussions with the state to develop a possible state implementation plan.

Impact of Legislative Actions & Other Initiatives is Unknown
At this time, compliance costs and other effects associated with reductions in GHG emissions or obtaining renewable energy sources remain uncertain. The Company has gathered preliminary estimates of the costs to control GHG emissions. A preliminary investigation demonstrated costs to comply would be significant, first with regard to operating expenses and later for capital expenditures as technology becomes available to control GHG emissions. However, these compliance cost estimates were based on highly uncertain assumptions, including allowance prices if a cap and trade approach were employed, and energy efficiency targets. The Company is undertaking a detailed review of the requirements of the CPP and the proposed FIP and a review of potential compliance options. The Company will also continue to remain engaged with the Indiana legislators and regulators to assess the final rule and to develop a plan that is the least cost to its customers.

Integrated Resource Planning Process
As required by the state of Indiana, the Company is currently in the process of completing its 2016 Integrated Resource Plan (IRP). The state requires each electric utility to perform and submit an IRP that details the resources it may rely upon to provide electric service for the next twenty year period to ensure electric reliability throughout the state. During 2016, the Company will hold three public stakeholder meetings to gather input and feedback as well as communicate results of the IRP process as it progresses. The first of three public meetings was held in April 2016. A final IRP report is expected to be submitted to the IURC for review in November 2016. While the IURC reviews these reports, it does not formally approve or reject the plans.

The 2016 IRP will consider the ongoing operation of the 300 MW unit at the Warrick Power Plant (Warrick Unit 4) that SIGECO and Alcoa Generating Corporation (AGC), a subsidiary of Alcoa, Inc. (Alcoa), own as tenants in common. SIGECO's proportionate cost of the unit is included in rate base. In the first quarter of 2016, Alcoa closed its smelter operations. Historically, on-site generation owned and operated by AGC has been used to provide power to the smelter, as well as other mill operations, which will continue. Generation from Alcoa's share of Warrick Unit 4 has historically been sold into the MISO market. Alcoa's operational changes, as described above, lead to a number of uncertainties including its plans regarding the future ownership and operation of Warrick Unit 4 as well as potential environmental regulation implications under the CCR and ELG regulations. The Company is actively working with Alcoa on plans related to continued operation of their generation, anticipating that more will be known toward the end of 2016.

As it relates to water, ash, and carbon regulation, while the Company is exploring various compliance options, the Company cannot reasonably estimate the total cost to comply with the CCR, ELG and CPP regulations for its units at this time. The cost of compliance with these new regulations could be significant. The Company believes that such compliance costs would be considered a federally mandated cost of providing electricity, and therefore if incurred, should be recoverable either from customers through Senate Bill 251 as referenced above, Senate Bill 29, which was used by the Company to recover its initial pollution control investments, or through other forms of rate recovery. Addressing compliance alternatives for CCR, ELG, and CPP, including the impact on customer rates, as well as addressing the uncertainties with Warrick Unit 4, will be fully considered as part of the Company's IRP process conducted in 2016.

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

The costs the Company expects to incur are estimated by management using assumptions based on actual costs incurred, the timing of expected future payments, and inflation factors, among others. While the Company’s utilities have recorded all costs which they presently expect to incur in connection with activities at these sites, it is possible that future events may require remedial activities which are not presently foreseen and those costs may not be subject to PRP or insurance recovery. As of March 31, 2016 and December 31, 2015, approximately $3.0 million and $3.3 million, respectively, of accrued, but not yet spent, costs are included in Other Liabilities related to the Indiana Gas and SIGECO sites.

12.	Impact of Recently Issued Accounting Principles

Revenue Recognition Guidance
In May 2014, the FASB issued new accounting guidance to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP. The amendments in this guidance state that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This new guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized.

On July 9, 2015, the FASB approved a one year deferral that became effective through an ASU in August and changed the effective date to annual reporting periods beginning after December 15, 2017, including interim periods, with early adoption permitted, but not before the original effective date of December 15, 2016. The Company is currently evaluating the standard to determine application date, transition method, and impact the standard will have on the financial statements.

Simplifying the Presentation of Debt Issuance Costs
In April 2015, the FASB issued new accounting guidance on accounting for debt issuance costs which changes the presentation of debt issuance costs in financial statements. This ASU requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. This ASU is effective for annual reporting periods beginning after December 15, 2015. The guidance was adopted for March 31, 2016, and has been applied retrospectively to all periods presented. The effect of the change on the December 31, 2015 balance sheet was the reclassification of $8.6 million from regulatory assets to long-term debt and the reclassification of $1.3 million from other assets to long-term debt. The reclassification had no material impact on the Company's financial condition, results of operations, or cash flows as a result of the adoption.

Leases
In February 2016, the FASB issued new accounting guidance for the recognition, measurement, presentation and disclosure of leasing arrangements. This ASU requires the recognition of lease assets and liabilities for those leases currently classified as operating leases while also refining the definition of a lease. In addition, lessees will be required to disclose key information about the amount, timing, and uncertainty of cash flows arising from leasing arrangements. This ASU is effective for the interim and annual reporting periods beginning January 1, 2019, although it can be early adopted, with a modified retrospective approach for leases that commenced prior to the date of adoption. The Company is currently evaluating the standard to determine the impact it will have on the financial statements.

Stock Compensation
In March 2016, the FASB issued new accounting guidance which is intended to simplify several aspects of accounting for share-based payment transactions, including the income tax consequences. This ASU is effective for annual periods beginning after December 15, 2016, and interim periods therein. Early application is permitted. The Company is currently evaluating the standard to determine the impact it will have on the financial statements, if any.

Management believes that other recently issued standards, which are not yet effective, will not have a material impact on the Company's financial condition, results of operations, or cash flows upon adoption.

13.	Fair Value Measurements

The carrying values and estimated fair values using primarily Level 2 assumptions of the Company's other financial instruments follow:

	March 31, 2016		December 31, 2015
(In millions)	Carrying Amount	Est. Fair Value	Carrying Amount	Est. Fair Value
Long-term debt	$1,726.2	$1,881.4	$1,785.9	$1,899.6
Short-term borrowings	—	—	14.5	14.5
Cash & cash equivalents	62.6	62.6	74.7	74.7
Restricted cash	5.9	5.9	5.9	5.9

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

Under current regulatory treatment, call premiums on reacquisition of utility-related long-term debt are generally recovered in customer rates over the life of the refunding issue.  Accordingly, any reacquisition of this debt would not be expected to have a material effect on the Company's results of operations.

Because of the nature of certain other investments and lack of a readily available market, it is not practical to estimate the fair value of these financial instruments at specific dates without considerable effort and cost.  At March 31, 2016 and December 31, 2015, the fair value for these financial instruments was not estimated.  The carrying value of these investments at March 31, 2016 and December 31, 2015 was approximately $16.2 million, and is included in Other nonutility investments.

The Company has reclassified its debt issuance costs, in accordance with ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. The adoption of the accounting standard update changes the presentation of debt issuance costs in financial statements by requiring an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. The guidance was adopted as of January 1, 2016, and has been applied retrospectively to all periods presented. The effect of the change on the December 31, 2015 balance sheet was the reclassification of $8.6 million from regulatory assets to long-term debt and the reclassification of $1.3 million from other assets to long-term debt. The adoption of the standard had no material impact on the Company's financial condition, results of operations, or cash flows.

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

The Nonutility Group reports the following segments:  Energy Services, Infrastructure Services, and Other Businesses.  Energy Services provides energy performance contracting and sustainable infrastructure, such as renewables, distributed generation, and combined heat and power projects. The Infrastructure Services segment through wholly owned subsidiaries Miller Pipeline, LLC and Minnesota Limited, LLC, provide underground pipeline construction and repair services for customers that include Vectren Utility Holdings' utilities. Fees incurred by Vectren Utility Holdings and its subsidiaries for these pipeline construction and repair services totaled $19.6 million and $17.7 million for the three months ended March 31, 2016 and 2015, respectively.

In 2016, the estimated depreciable lives for certain pieces of equipment at Minnesota Limited, LLC were reevaluated and extended due to a change in service life of the equipment. As a result of this evaluation, the Company extended the estimated useful life of certain pieces of equipment effective January 1 of the current year. The effect of this change in estimate is an anticipated reduction of annual depreciation expense of approximately $9.6 million in 2016.

Corporate and Other includes unallocated corporate expenses such as advertising and certain charitable contributions, among other activities, that benefit the Company’s operations.  Net income is the measure of profitability used by management for all operations.

Information related to the Company’s reportable segments is summarized as follows:

	Three Months Ended
	March 31,
(In millions)	2016	2015
Revenues
Utility Group
Gas Utility Services	$281.2	$352.9
Electric Utility Services	142.1	153.9
Other Operations	10.6	10.2
Eliminations	(10.5)	(10.1)
Total Utility Group	423.4	506.9
Nonutility Group
Infrastructure Services	112.5	176.9
Energy Services	49.4	23.1
Total Nonutility Group	161.9	200.0
Corporate & Other Group	0.1	0.2
Eliminations	(0.6)	(0.9)
Consolidated Revenues	$584.8	$706.2

Profitability Measure - Net Income (Loss)
Utility Group Net Income
Gas Utility Services	$40.4	$40.4
Electric Utility Services	16.6	19.2
Other Operations	4.1	3.4
Utility Group Net Income	61.1	63.0
Nonutility Group Net Income (Loss)
Infrastructure Services	(12.6)	(2.6)
Energy Services	0.1	(3.1)
Other Businesses	(0.2)	(0.2)
Nonutility Group Net Income (Loss)	(12.7)	(5.9)
Corporate & Other Group Net Income (Loss)	(0.1)	(0.1)
Consolidated Net Income	$48.3	$57.0

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

Indiana Gas provides energy delivery services to approximately 590,000 natural gas customers located in central and southern Indiana.  SIGECO provides energy delivery services to approximately 144,000 electric customers and approximately 112,000 gas customers located near Evansville in southwestern Indiana.  SIGECO also owns and operates electric generation assets to serve its electric customers and optimizes those assets in the wholesale power market.  Indiana Gas and SIGECO generally do business as Vectren Energy Delivery of Indiana.  VEDO provides energy delivery services to approximately 319,000 natural gas customers located near Dayton in west central Ohio.

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

The Company has in place a disclosure committee that consists of senior management as well as financial management.  The committee is actively involved in the preparation and review of the Company’s SEC filings. The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto as well as the Company’s 2015 annual report filed on Form 10-K.

Executive Summary of Consolidated Results of Operations

In this discussion and analysis, the Company analyzes contributions to consolidated earnings and earnings per share from its Utility Group and Nonutility Group separately. Because each group operates independently and offers different energy-related products and services, the analysis separately addresses the opportunities and risks that arise from each group's distinct competencies and business strategies.

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

Results for the three months ended March 31, 2016 were earnings of $48.3 million, or $0.58 per share, compared to earnings of $57.0 million, or $0.69 per share for the three months ended March 31, 2015.

Consolidated Results

Net income (loss) and earnings per share, in total and by group, for the three months ended March 31, 2016 and 2015 follow:

	Three Months Ended
	March 31,
(In millions, except per share data)	2016	2015
Net income (loss)	$48.3	$57.0
Attributed to:
Utility Group	61.1	63.0
Nonutility Group	(12.7)	(5.9)
Corporate & other	(0.1)	(0.1)

Basic EPS	$0.58	$0.69
Attributed to:
Utility Group	0.74	0.76
Nonutility Group	(0.16)	(0.07)

Utility Group
In the first quarter of 2016, the Utility Group earnings were $61.1 million, compared to $63.0 million in 2015. The decrease is largely driven by decreases in electric utility margin due to warmer weather in the first quarter of 2016 compared to the first quarter of 2015. Decreases in large customer usage, some of which is likely due to weather, also contributed to a decrease in both gas and electric utility margin and results reflect lower wholesale power margin due to lower market pricing compared to first quarter of 2015. Earnings were also unfavorably impacted by increased performance-based compensation expense primarily driven by an increase in the Company's stock price. These decreases were somewhat offset by increases in gas utility margin from returns on the Indiana and Ohio infrastructure replacement programs. Other decreases in operating expenses, primarily related to the timing of power plant maintenance costs, also favorably impacted earnings.

Nonutility Group
The Nonutility group results for the first quarter of 2016 were a loss of $12.7 million, compared to a loss of $5.9 million in the prior year. Results in 2016 are significantly lower than 2015 due to two large transmission station projects in early 2015 not repeated in 2016 as well as lower margin on completed work, which is attributable to the increasingly competitive environment in the transmission business as other contractors continue to adjust crews and work load in the current lower oil price environment. Offsetting a portion of this decrease was an increase in earnings from Energy Services due to increased revenues.

Dividends

Dividends declared for the three months ended March 31, 2016, were $0.40 per share, compared to $0.38 per share for the same period in 2015.

Use of Non-GAAP Performance Measures and Per Share Measures

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

Results of Operations of the Utility Group

The Utility Group is comprised of Utility Holdings’ operations, which consists of the Company’s regulated utility operations and other operations that provide information technology and other support services to those regulated operations.  Regulated operations consist of a natural gas distribution business and an electric transmission and distribution business. The natural gas distribution business provides natural gas distribution and transportation services to nearly two-thirds of Indiana and about 20 percent of Ohio, primarily in the west-central area. The electric transmission and distribution business provides electric distribution services primarily to southwestern Indiana, and its power generating and wholesale power operations. In total, these regulated operations supply natural gas and/or electricity to over one million customers.  Utility Group operating results before certain intersegment eliminations and reclassifications for the three months ended March 31, 2016 and 2015, follow:

	Three Months Ended
	March 31,
(In millions, except per share data)	2016	2015
OPERATING REVENUES
Gas utility	$281.2	$352.9
Electric utility	142.1	153.9
Other	0.1	0.1
Total operating revenues	423.4	506.9
OPERATING EXPENSES
Cost of gas sold	111.6	172.0
Cost of fuel & purchased power	44.2	50.1
Other operating	89.4	102.8
Depreciation & amortization	53.6	52.1
Taxes other than income taxes	17.1	19.1
Total operating expenses	315.9	396.1
OPERATING INCOME	107.5	110.8
OTHER INCOME - NET	5.6	4.9
INTEREST EXPENSE	17.5	16.6
INCOME BEFORE INCOME TAXES	95.6	99.1
INCOME TAXES	34.5	36.1
NET INCOME	$61.1	$63.0

CONTRIBUTION TO VECTREN BASIC EPS	$0.74	$0.76

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

In addition, the Company separately reflects regulatory expense recovery mechanisms within Gas utility margin and Electric utility margin.  These amounts generally represent dollar-for-dollar recovery of other operating expenses. The Company utilizes these approved regulatory mechanisms to recover variations in operating expenses from the amounts reflected in base rates and are generally expenses that are subject to volatility.  For example, demand side management and conservation expenses for both the gas and electric utilities; MISO administrative expenses for the Company's electric operations; uncollectible expense associated with the Company's Ohio gas customers; and recoveries of state mandated revenue taxes in both Indiana and Ohio are included in these amounts. Following is a discussion and analysis of margin generated from regulated utility operations.

Gas Utility Margin
Gas Utility margin and throughput by customer type follows:

	Three Months Ended
	March 31,
(In millions)	2016	2015
Gas utility revenues	$281.2	$352.9
Cost of gas sold	111.6	172.0
Total gas utility margin	$169.6	$180.9
Margin attributed to:
Residential & commercial customers	$130.0	$126.3
Industrial customers	19.0	19.3
Other	2.9	3.4
Regulatory expense recovery mechanisms	17.7	31.9
Total gas utility margin	$169.6	$180.9
Sold & transported volumes in MMDth attributed to:
Residential & commercial customers	47.0	62.2
Industrial customers	35.9	38.0
Total sold & transported volumes	82.9	100.2

Gas utility margins were $169.6 million for the three months ended March 31, 2016, and compared to 2015, decreased $11.3 million in the quarter. Margin was favorably impacted by increased returns on infrastructure replacement programs in Indiana and Ohio of $3.3 million and $1.6 million, respectively. Customer margin from large customer usage decreased $1.0 million compared to 2015, primarily due to warmer than normal weather. With rate designs that substantially limit the impact of weather on small customer margin, heating degree days that were 97 percent of normal in Ohio and 92 percent of normal in Indiana during the first quarter of 2016, compared to 109 percent of normal in Ohio and 104 percent of normal in Indiana in the first quarter of 2015, had only a slight unfavorable impact on small customer margin. However, the warmer weather did decrease sold and transported volumes, resulting in lower regulatory expense recovery margin and a corresponding decrease in operating expenses. Margin from regulatory expense recovery mechanisms decreased $14.2 million in the first quarter 2016 compared to 2015.

Electric utility margin (Electric utility revenues less Cost of fuel & purchased power)
Electric utility margin and volumes sold by customer type follows:

	Three Months Ended
	March 31,
(In millions)	2016	2015
Electric utility revenues	$142.1	$153.9
Cost of fuel & purchased power	44.2	50.1
Total electric utility margin	$97.9	$103.8
Margin attributed to:
Residential & commercial customers	$60.0	$63.7
Industrial customers	26.0	26.8
Other	1.3	1.0
Regulatory expense recovery mechanisms	4.0	3.3
Subtotal: retail	$91.3	$94.8
Wholesale power & transmission system margin	6.6	9.0
Total electric utility margin	$97.9	$103.8
Electric volumes sold in GWh attributed to:
Residential & commercial customers	639.8	702.6
Industrial customers	654.2	672.9
Other customers	6.1	6.1
Total retail volumes sold	1,300.1	1,381.6

Retail
Electric retail utility margins were $91.3 million for the three months ended March 31, 2016, and compared to 2015, decreased by $3.5 million in the quarter. Electric results, which are not protected by weather normalizing mechanisms, reflect a $3.6 million decrease in customer margin related to weather as annualized heating degree days in the first quarter of 2016 were 92 percent of normal compared to 104 percent of normal in 2015. Additionally, results reflect a decrease in large customer usage of $0.8 million, largely driven by less production as a result of customer plant shut downs for maintenance. Margin from regulatory expense recovery mechanisms increased $0.7 million in the first quarter 2016 compared to the first quarter 2015, driven primarily by a corresponding increase in operating expenses associated with the electric efficiency programs.

On December 3, 2013, SABIC Innovative Plastics (SABIC), a large industrial utility customer of the Company, announced its plans to build a cogeneration (cogen) facility to be operational at the end of 2016 or early in 2017, in order to generate power to meet a significant portion of its ongoing power needs.  Electric service was provided to SABIC by the Company under a long-term contract that expired on May 3, 2016. At that date, SABIC became a tariff customer. SABIC's historical peak electric usage has been approximately 120 megawatts (MW).  The cogen facility is expected to provide approximately 80 MW of capacity.  Therefore, the Company will continue to provide all of SABIC's power requirements above the approximate 80 MW capacity of the cogen. Once the cogen is operational, backup power will be provided under approved tariff rates.

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

	Three Months Ended
	March 31,
(In millions)	2016	2015
MISO Transmission system margin	$5.6	$6.5
MISO Off-system margin	1.0	2.5
Total wholesale margin	$6.6	$9.0

Transmission system margin associated with qualifying projects, including the reconciliation of recovery mechanisms and other transmission system operations, totaled $5.6 million and $6.5 million during the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, the Company has invested $157.7 million in qualifying projects. The net plant balance for these projects totaled $139.4 million at March 31, 2016. These projects include an interstate 345 kV transmission line that connects the Company’s A.B. Brown Generating Station to a generating station in Indiana owned by Duke Energy to the north and to a generating station in Kentucky owned by Big Rivers Electric Corporation to the south; a substation; and another transmission line. Although the allowed return is currently being challenged as discussed below in Rate and Regulatory Matters, once placed into service, these projects earn a FERC approved equity rate of return of 12.38 percent on the net plant balance. The Company has established a reserve pending the outcome of these complaints. Operating expenses are also recovered. The 345 kV project is the largest of these qualifying projects, with a cost of $106.8 million that earned the FERC approved equity rate of return, including while under construction. The last segment of that project was placed into service in December 2012.

For the three months ended March 31, 2016, margin from off-system sales was $1.0 million compared to $2.5 million in 2015. The base rate changes implemented in May 2011 require that wholesale margin from off-system sales earned above or below $7.5 million per year is shared equally with customers.  Results in the first quarter 2016 compared to the first quarter 2015 reflect lower market pricing due to low natural gas prices, net of sharing.

Utility Group Operating Expenses

Other Operating
During the first quarter of 2016, other operating expenses were $89.4 million, and decreased $13.4 million, compared to the first quarter of 2015. The decrease in other operating costs is primarily due to decreases in costs that are recovered directly in margin. Excluding these pass through costs, other operating expenses decreased $3.5 million. The decrease in the first quarter 2016 compared to first quarter 2015 is driven primarily by the timing of power plant maintenance costs and lower energy delivery expenses due to the colder weather in 2015. These decreases were slightly offset by increases in performance-based compensation driven by an increase in the Company's stock price.

Depreciation & Amortization
In the first quarter of 2016, depreciation and amortization expense was $53.6 million compared to $52.1 million in 2015. The increase reflects increased plant placed in service, which is largely driven by increased gas utility plant as a result of the Indiana and Ohio infrastructure programs.

Taxes Other Than Income Taxes
Taxes other than income taxes decreased $2.0 million in the first quarter of 2016 compared to the same period in 2015. The decrease is primarily due to decreased gas costs and thus lower revenues and related revenue taxes.

Other Income - Net
Other income-net reflects income of $5.6 million for the first quarter of 2016, an increase of $0.7 million, compared to 2015. The increase reflects increased allowance for funds used during construction (AFUDC) driven by increased capital expenditures related to gas utility infrastructure replacement investments. This increase in AFUDC is somewhat offset by decreased returns on assets that fund certain benefit plans.

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

In April 2011, Indiana Senate Bill 251 (Senate Bill 251) was signed into Indiana law. The law provides a framework to recover 80 percent of federally mandated costs through a periodic rate adjustment mechanism outside of a general rate case. Such costs include a return on the federally mandated capital investment, based on the overall rate of return most recently approved by the IURC, along with recovery of depreciation and other operating costs associated with these mandates. The remaining 20 percent of those costs is deferred for future recovery in the utility's next general rate case.

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

Indiana Recovery and Deferral Mechanisms
The Company's Indiana natural gas utilities received Orders in 2008 and 2007 associated with the most recent base rate cases. These Orders authorized the deferral of financial impacts associated with bare steel and cast iron replacement activities. The Orders provide for the deferral of depreciation and post-in-service carrying costs on qualifying projects totaling $20 million annually at Indiana Gas and $3 million annually at SIGECO. The debt-related post-in-service carrying costs are recognized in the Condensed Consolidated Statements of Income currently. The recording of post-in-service carrying costs and depreciation deferral is limited by individual qualifying project to three years after being placed into service at SIGECO and four years after being placed into service at Indiana Gas. At March 31, 2016 and December 31, 2015, the Company has regulatory assets totaling $20.6 million and $19.9 million, respectively, associated with the deferral of depreciation and debt-related post-in-service carrying cost activities. Beginning in 2014, all bare steel and cast iron replacement activities are now part of the Company’s seven-year capital investment plan filed pursuant to Senate Bill 251 and 560, discussed further below.

Requests for Recovery under Indiana Regulatory Mechanisms
On August 27, 2014, the IURC issued an Order (August 2014 Order) approving the Company’s seven-year capital infrastructure replacement and improvement plan (the Plan), beginning in 2014, and the proposed accounting authority and recovery. Compliance projects and other infrastructure improvement projects were approved pursuant to Senate Bill 251 and 560, respectively. As provided in the two laws, the Order approved semi-annual filings for rate recovery of 100 percent of the costs, inclusive of return, related to these capital investments and operating expenses, with 80 percent of the costs, including a return, recovered currently via an approved tracking mechanism and 20 percent of the costs deferred and recovered in the Company’s next base rate proceeding. In addition, the Order established guidelines to annually update the seven-year capital investment plan. Finally, the Order approved the Company’s proposal to recover eligible costs via a fixed monthly charge per residential customer.

Subsequent to the August 2014 Order, the Company filed and received Orders on three semi-annual updates, which recover in rates investments associated with the approved programs. In October 2015, the Company submitted its third semi-annual filing, seeking approval of the recovery in rates of investments made through June 30, 2015, and updates to the approved seven-year capital investment plan, now proposed at more than $950 million through 2020, of which $294 million has been spent as of March 31, 2016. On March 30, 2016, the IURC issued an Order (March 2016 Order) re-approving the majority of the Company’s gas infrastructure modernization projects requested in the third update of the Plan, and approving the inclusion in rates of actual investments made through June 30, 2015. Specifically, one project that was excluded for recovery under the Plan is a 20-mile transmission line and other related investments required to support industrial customer growth and ongoing system reliability in the Lafayette, Indiana area. The IURC stated because the project was not in the original plan filed in 2013, it does not qualify for cost recovery under this law. The IURC did pre-approve the project for rate base inclusion upon the filing of the next base rate case. The Company believes that such plan updates should be expected to accommodate new projects that emerge during the term of the plan as ongoing risk assessments determine that new projects are required. The Company filed an appeal of the Order on April 29, 2016 to challenge the IURC's limitation of the scope of the Plan updates. The outcome of the appeal is expected in approximately one year. Through the March 2016 Order, approximately $890 million of the proposed capital spend through 2020 has been approved through the recovery mechanisms supporting these filings.

At March 31, 2016 and December 31, 2015, the Company has regulatory assets totaling $32.8 million and $28.6 million, respectively, associated with the return on investment as well as the deferral of depreciation and other operating expenses.
Ohio Recovery and Deferral Mechanisms
The PUCO Order approving the Company's 2009 base rate case in the Ohio service territory authorized a distribution replacement rider (DRR). The DRR's primary purpose is recovery of investments in utility plant and related operating expenses associated with replacing bare steel and cast iron pipelines and certain other infrastructure. This rider is updated annually for qualifying capital expenditures and allows for a return on those capital expenditures based on the rate of return approved in the 2009 base rate case. In addition, deferral of depreciation and the ability to accrue debt-related post-in-service carrying costs is also allowed until the related capital expenditures are included in the DRR. The Order also initially established a prospective bill impact evaluation on the annual deferrals. Due to the expiration of the initial five-year term for the DRR in early 2014, the Company filed a request in August 2013 to extend and expand the DRR. On February 19, 2014, the PUCO issued an Order approving a Stipulation entered into by the PUCO Staff and the Company which provided for the extension of the DRR for the recovery of costs incurred through 2017 and expanded the types of investment covered by the DRR to include recovery of other infrastructure investments. The Order limits the resulting DRR fixed charge per month for residential and small general service customers to specific graduated levels over the next five years. The Company's five-year capital expenditure plan related to these infrastructure investments for calendar years 2013 through 2017 totals approximately $200 million. The capital expenditure plan is subject to the graduated caps on the fixed DRR monthly charge applicable to residential and small general service customers approved in the Order; however, the plan is not expected to exceed those caps. In addition, the Order approved the Company's commitment that the DRR can only be further extended as part of a base rate case. On August 26, 2015, the Company received an Order approving its adjustment to the DRR for recovery of costs incurred through December 31, 2014. In total, the Company has made capital investments under this rider totaling $208.5 million as of March 31, 2016. Regulatory assets associated with post-in-service carrying costs and depreciation deferrals were $19.7 million and $18.2 million at March 31, 2016 and December 31, 2015, respectively.

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

The PUCO has also issued Orders approving the Company's filings under Ohio House Bill 95. These Orders approve deferral of the Company’s Ohio capital expenditure program for items not covered by the DRR as well as expenditures necessary to comply with PUCO rules, regulations, orders, and system expansion to some new customers. Ohio House Bill 95 Orders also have established a prospective bill impact evaluation on the cumulative deferrals, limiting the total deferrals at a level which would equal $1.50 per residential and small general service customer per month. As of March 31, 2016, the Company's deferrals have not reached this bill impact cap. The Company submitted its most recent annual filing on May 2, 2016, which covers the Company’s capital expenditure program through calendar year 2016. The Company expects an order later this year.

Pipeline and Hazardous Materials Safety Administration (PHMSA)
On March 18, 2016, PHMSA published a notice of proposed rulemaking (NPRM) on the safety of gas transmission and gathering lines.  The proposed rule addresses many of the remaining requirements from the 2011 Pipeline Safety Act and sets out more stringent requirements than anticipated. The comment period on the NPRM ends on July 7, 2016. The Company is evaluating the impact the proposed rules would have on the Company's transmission integrity management program and the design, construction, and repair of transmission pipeline assets, including the potential for additional capital expenditures and increase in operation and maintenance expense. The Company believes that such compliance costs would be considered a federally mandated cost of providing natural gas, and therefore, should be recoverable from customers under Senate Bill 251 as referenced above.

Electric Rate & Regulatory Matters

SIGECO Electric Environmental Compliance Filing
On January 28, 2015, the IURC issued an Order (January Order) approving the Company’s request for approval of capital investments on its coal-fired generation units to comply with new EPA mandates related to mercury and air toxic standards (MATS) effective in 2015 and to address an outstanding Notice of Violation (NOV) from the EPA. As of March 31, 2016, approximately $30 million has been spent on equipment to control mercury in both air and water emissions, and $32 million to address the issues raised in the NOV proceeding on the increase in sulfur trioxide emissions. The total investment is estimated to be between $75 million and $85 million. The Order approved the Company’s request for deferred accounting treatment, as supported by provisions under Indiana Senate Bill 29 (Senate Bill 29) and Senate Bill 251. The accounting treatment includes the deferral of depreciation and property tax expense related to these investments, accrual of post-in-service carrying costs, and deferral of incremental operating expenses related to compliance with these standards. The initial phase of the projects went into service in 2014, with the remaining investment occurring in 2015 and 2016. As of March 31, 2016, the Company has approximately $3.5 million deferred related to depreciation, property tax, and operating expense, and $1.4 million deferred related to post-in-service carrying costs.

In March 2015, the Company was notified that certain parties had filed a Notice of Appeal with the Indiana Court of Appeals in response to the IURC's Order. In June 2015, Joint Appellants’ Citizens Action Coalition of Indiana, Inc., Sierra Club, Inc., and Valley Watch, Inc. (the appellants) filed a brief which challenged the sufficiency of the findings in the IURC's January Order approving the Company’s investments and proposed accounting treatment in terms of whether that Order made certain findings required by statute. On October 29, 2015, the Indiana Court of Appeals issued its opinion affirming the IURC’s findings with regard to equipment required to comply with MATS and certain national pollutant discharge elimination system rules (approximately $35 million). The Court remanded the case back to the IURC so that it can make the findings required by statute with regard to equipment required by the NOV (approximately $40 million). On February 12, 2016, the appellants filed a petition to reopen the evidentiary record in the case in order to submit additional evidence. The Company has opposed the motion and believes the IURC already has a sufficient record in this case. As it pertains to the equipment required by the NOV, given the Commission’s previous approval of this project, the Company believes the Commission will issue a new order in support of the project. The Company anticipates that the IURC will rule on the motion in the near future.

SIGECO Electric Demand Side Management (DSM) Program Filing
On August 31, 2011, the IURC issued an Order approving an initial three-year DSM plan in the SIGECO electric service territory that complied with the IURC’s energy saving targets. Consistent with the Company’s proposal, the Order approved, among other items, the following: 1) recovery of costs associated with implementing the DSM Plan; 2) the recovery of a performance incentive mechanism based on measured savings related to certain DSM programs; and 3) lost margin recovery associated with the implementation of DSM programs for large customers. On June 20, 2012, the IURC issued an Order approving a small customer lost margin recovery mechanism, inclusive of all previous deferrals. For the three months ended March 31, 2016 and 2015, the Company recognized electric utility revenue of $2.6 million and $2.3 million, respectively, associated with this approved lost margin recovery mechanism.

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

On May 6, 2015, Indiana's governor signed Indiana Senate Bill 412 (Senate Bill 412) into law requiring electricity suppliers to submit energy efficiency plans to the IURC at least once every three years. Senate Bill 412 also permits the recovery of all program costs, including lost revenues and financial incentives associated with those plans and approved by the IURC. The Company made its first filing pursuant to this bill in June 2015, which proposed energy efficiency programs for calendar years 2016 and 2017. In September 2015, the Company received an Order to continue offering and recovering the associated cost of its 2015 programs until March 31, 2016. In October 2015, the OUCC and Citizens Action Coalition of Indiana filed testimony recommending the rejection of the Company’s plan, contending it was not reasonable under the terms of Senate Bill 412 due to the program design and the Company’s proposal to recover lost revenues and incentives associated with the measures. Vectren filed rebuttal testimony in October 2015 defending the plan’s compliance with Senate Bill 412.

On March 23, 2016, the IURC issued an Order approving the Company’s 2016-2017 energy efficiency programs. The Order provides for cost recovery of program and administrative expenses and includes performance incentives for reaching energy savings goals. The Order also included a lost margin recovery mechanism that now limits that recovery related to new programs to the shorter of four years or the life of the installed energy efficiency measure. Prior electric energy efficiency orders did not limit lost margin recovery to this four year limit. This ruling follows two other recent IURC decisions implementing the same recovery cap with respect to other electric utilities in Indiana. The Company is committed to continuing to promote and drive participation in its 2016-2017 energy efficiency programs and beyond and has therefore appealed this lost margin recovery restriction.

FERC Return on Equity (ROE) Complaints
On November 12, 2013, certain parties representing a group of industrial customers filed a joint complaint with the FERC under Section 206 of the Federal Power Act against the MISO and various MISO transmission owners, including SIGECO. The joint parties seek to reduce the 12.38 percent ROE used in the MISO transmission owners’ rates, including SIGECO’s formula transmission rates, to 9.15 percent, and to set a capital structure in which the equity component does not exceed 50 percent. A second customer complaint case was filed on February 11, 2015 as the maximum FERC-allowed refund period for the November 12, 2013 case ended February 11, 2015. As of March 31, 2016, the Company had invested approximately $157.7 million in qualifying projects. The net plant balance for these projects totaled $139.4 million at March 31, 2016.

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

With the trend toward stricter standards, greater regulation, and more extensive permit requirements, the Company's investment in compliant infrastructure, and the associated operating costs have increased and are expected to increase in the future. Similar to the costs associated with federal mandates in the Pipeline Safety Law, Senate Bill 251 is also applicable to federal environmental mandates impacting SIGECO's electric operations.

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

In March 2015, the Company was notified that certain parties had filed a Notice of Appeal with the Indiana Court of Appeals in response to the IURC's Order. In June 2015, Joint Appellants’ Citizens Action Coalition of Indiana, Inc., Sierra Club, Inc., and Valley Watch, Inc. (the appellants) filed a brief which challenged the sufficiency of the findings in the IURC's January Order approving the Company’s investments and proposed accounting treatment in terms of whether that Order made certain findings required by statute. On October 29, 2015, the Indiana Court of Appeals issued its opinion affirming the IURC’s findings with regard to equipment required to comply with MATS and certain national pollutant discharge elimination system rules

(approximately $35 million). The Court remanded the case back to the IURC so that it can make the findings required by statute with regard to equipment required by the NOV (approximately $40 million). On February 12, 2016, the appellants filed a petition to reopen the evidentiary record in the case in order to submit additional evidence. The Company has opposed the motion and believes the IURC already has a sufficient record in this case. As it pertains to the equipment requirement required by the NOV, given the Commission’s previous approval of this project, the Company believes the Commission will make these findings and issue a new order in support of the project. The Company anticipates that the IURC will rule on the motion in the near future.

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

Coal Ash Waste Disposal, Ash Ponds and Water

Coal Combustion Residuals Rule
In December 2014, the EPA released its final Coal Combustion Residuals (CCR) rule which regulates ash as non-hazardous material under Subtitle D of the Resource Conservation and Recovery Act (RCRA). On April 17, 2015, the final rule was published in the Federal Register. The final rule allows beneficial reuse of ash and the majority of the ash generated by the Company’s generating plants will continue to be reused. As it relates to the CCR rule, legislation is currently being considered by Congress that would provide for enforcement of the federal program by states rather than through citizen suits. Additionally, the CCR rule is currently being challenged by multiple parties in judicial review proceedings. Opening briefs were filed by those parties in December of 2015, with full briefing not expected to be complete until later in May 2016.

Under the final CCR rule, the Company is required to complete a series of integrity assessments, including seismic modeling given the Company’s facilities are located within two seismic zones, and groundwater monitoring studies to determine the remaining service life of the ponds and whether a pond must be retrofitted with liners or closed in place, with bottom ash handling conversions completed. In late 2015, using general utility industry data, the Company prepared cost estimates for the retirement of the ash ponds at the end of their useful lives, based on its interpretation of the closure alternatives contemplated in the final rule. The resulting estimates ranged from approximately $35 million to $80 million. These estimates contemplated final capping and monitoring costs of the ponds at both F.B. Culley and A.B. Brown generating stations. These rules have not been applicable to the Company's Warrick generating unit, as this unit has historically been part of a larger generating station that predominantly serves an adjacent industrial facility. The Company is in the process of preparing site specific estimates, using engineering analyses and assumed methods of closure. Significant factors impacting the resulting cost estimates include the closure time frame and the method of closure. Further analysis and the refinement of assumptions may result in estimated costs that could be in excess of the current range of $35 million to $80 million.

At September 30, 2015, the Company recorded an approximate $25 million asset retirement obligation (ARO) and that amount is unchanged at March 31, 2016. The recorded ARO reflected the present value of the approximate $35 million in estimated costs in the range above. These assumptions and estimations are subject to change in the future and could materially impact the amount of the estimated ARO.

Effluent Limitation Guidelines (ELGs)
Under the Clean Water Act, the EPA sets technology-based guidelines for water discharges from new and existing facilities. On September 30, 2015, the EPA released final revisions to the existing steam electric ELGs setting stringent technology-based water discharge limits for the electric power industry. The EPA focused this rulemaking on wastewater generated primarily by pollution control equipment necessitated by the comprehensive air regulations, specifically setting strict water discharge limits for arsenic, mercury and selenium for scrubber waste waters. The ELGs will be implemented when existing water discharge permits for the plants are renewed, with compliance activities expected to commence within the 2018-2023 time frame. Current wastewater discharge permits for the Brown and Culley power plants expire in October and December 2016, respectively. The Company is working with Indiana regulators on permit renewals which will include a compliance schedule for ELGs. In no event will compliance with the ELGs be required prior to November 2018. The ELGs work in tandem with the recently released CCR requirements, effectively prohibiting the use of less costly lined sediment basin options for disposal of coal combustion residuals, and virtually mandate conversions to dry bottom ash handling.

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

•
Implementing home and business energy efficiency initiatives in the Company’s Indiana and Ohio gas utility service territories such as offering rebates on high efficiency furnaces, programmable thermostats, and insulation and duct sealing;

•
Implementing home and business energy efficiency initiatives in the electric service territory such as rebate programs on central air conditioning units, LED lighting, home weatherization and energy audits;

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

•
Reducing methane emissions through becoming a founding partner in the EPA Natural Gas STAR Methane Challenge Program. The Company's primary method for reducing methane emissions is through continued replacement of bare steel and cast iron gas distribution pipeline assets;

•	Developing renewable energy and energy efficiency performance contracting projects through its Energy Services segment; and

•	Helping energy producers install pipes that allow for more natural gas power generation and reduce gas flaring through its Infrastructure Services segment.

On August 3, 2015, the EPA released its final Clean Power Plan (CPP) rule which requires a 32 percent reduction in carbon emissions from 2005 levels. This results in a final emission rate goal for Indiana of 1,242 lb CO2/MWh to be achieved by 2030. The new rule gives states the option of seeking a two-year extension from the deadline of September 2016 to submit a final state implementation plan (SIP). Under the CPP, states have the flexibility to include energy efficiency and other measures should it choose to implement a SIP as provided in the final rule. While states are given an interim goal (1,451 lb CO2/MWh for Indiana), the final rule gives states the flexibility to shape their own emissions reduction over the 2022-2029 time period. The final rule was published in the Federal Register on October 23, 2015 and that action was immediately followed by litigation initiated by Indiana and 23 other states as a coalition challenging the rule. In January of 2016, the reviewing court denied the states’ and other parties requests to stay the implementation of the CPP pending completion of judicial review. On January 26, 2016, 29 states and state agencies (including the 24 state coalition referenced above) filed a request for immediate stay with the U.S. Supreme Court. On February 9, 2016, the U.S. Supreme Court granted a stay to delay the regulation while being challenged in court. The stay will remain in place while the lower court concludes its review, with oral arguments to be heard in June 2016 under the existing accelerated schedule. Among other things, the stay is anticipated to delay the requirement to submit a final SIP by the September 2016 deadline. Apart from the delay, the Court's action creates additional uncertainty as to the future of the rule and presents further challenges as the Company proceeds with its integrated resource planning process later this year.

In the event that a state does not submit a SIP, the EPA also released a proposed federal implementation plan (FIP), which would be imposed on those states without an approved SIP. The proposed FIP would apply an emission rate requirement directly on generating units. Under the proposed FIP, the CO2 emission rate limit for coal-fired units would start at 1,671 lbs CO2/MWh in 2022 and decrease to a final emission rate cap of 1,305 lbs CO2/MWh by 2030. While the FIP emission rate cap appears to be slightly less stringent than the state reduction goal for Indiana, the cap would apply directly to generating units and these units would not have the benefit of averaging emission rates with rates from zero-carbon sources as would be available in a SIP. Purchases of emission credits from zero-carbon sources can be made for compliance. The FIP will be subject to extensive public comments prior to finalization. Whether Indiana will file a SIP has yet to be determined. Pending that determination, the electric utilities in Indiana will continue to encourage the state's designated agency to analyze various compliance options and the possible integration into a state plan submittal.

At the time of release of the CPP, Indiana was the 5th largest carbon emitter in the nation in tons of CO2 produced from electric generation. The Company’s share of total tons of CO2 generated by Indiana's electric utilities has historically been less than 6 percent. Since 2005, the Company has achieved a reduction in emissions of CO2 of 31 percent (on a tonnage basis) through the retirement of F.B. Culley Unit 1, expiration of municipal contracts, electric conservation, the addition of renewable generation, and the installation of more efficient dense pack turbine technology. Since emissions are further impacted by coal burn reductions and energy efficiency programs, the Company's emissions of CO2 can vary year to year. With respect to renewable generation, in 2008 and 2009, the Company executed long-term purchase power commitments for a total of 80 MW of wind energy. The Company currently has approximately 4 percent of its electricity being provided by clean energy sources due to the long-term wind contracts and landfill gas investment. With respect to CO2 emission rate, since 2005 the Company has lowered its CO2 emission rate (as measured in lbs CO2/MWh) from 1,967 lbs CO2/MWh to 1,922 lbs CO2/MWh, for a reduction of 3 percent. The Company’s CO2 emission rate of 1,922 lbs CO2/MWh is basically the same as Indiana's average CO2 emission rate of 1,923 lbs CO2/MWh. The Company plans to consider these reductions in CO2 emissions and renewable generation in future discussions with the state to develop a possible state implementation plan.

Impact of Legislative Actions & Other Initiatives is Unknown
At this time, compliance costs and other effects associated with reductions in GHG emissions or obtaining renewable energy sources remain uncertain. The Company has gathered preliminary estimates of the costs to control GHG emissions. A preliminary investigation demonstrated costs to comply would be significant, first with regard to operating expenses and later for capital expenditures as technology becomes available to control GHG emissions. However, these compliance cost estimates were based on highly uncertain assumptions, including allowance prices if a cap and trade approach were employed, and energy efficiency targets. The Company is undertaking a detailed review of the requirements of the CPP and the proposed FIP and a review of potential compliance options. The Company will also continue to remain engaged with the Indiana legislators and regulators to assess the final rule and to develop a plan that is the least cost to its customers.

Integrated Resource Planning Process
As required by the state of Indiana, the Company is currently in the process of completing its 2016 Integrated Resource Plan (IRP). The state requires each electric utility to perform and submit an IRP that details the resources it may rely upon to provide electric service for the next twenty year period to ensure electric reliability throughout the state. During 2016, the Company will hold three public stakeholder meetings to gather input and feedback as well as communicate results of the IRP process as it progresses. The first of three public meetings was held in April 2016. A final IRP report is expected to be submitted to the IURC for review in November 2016. While the IURC reviews these reports, it does not formally approve or reject the plans.

The 2016 IRP will consider the ongoing operation of the 300 MW unit at the Warrick Power Plant (Warrick Unit 4) that SIGECO and Alcoa Generating Corporation (AGC), a subsidiary of Alcoa, Inc. (Alcoa), own as tenants in common. SIGECO's proportionate cost of the unit is included in rate base. In the first quarter of 2016, Alcoa closed its smelter operations. Historically, on-site generation owned and operated by AGC has been used to provide power to the smelter, as well as other mill operations, which will continue. Generation from Alcoa's share of Warrick Unit 4 has historically been sold into the MISO market. Alcoa's operational changes, as described above, lead to a number of uncertainties including its plans regarding the future ownership and operation of Warrick Unit 4 as well as potential environmental regulation implications under the CCR and ELG regulations. The Company is actively working with Alcoa on plans related to continued operation of their generation, anticipating that more will be known toward the end of 2016.

As it relates to water, ash, and carbon regulation, while the Company is exploring various compliance options, the Company cannot reasonably estimate the total cost to comply with the CCR, ELG and CPP regulations for its units at this time. The cost of compliance with these new regulations could be significant. The Company believes that such compliance costs would be considered a federally mandated cost of providing electricity, and therefore if incurred, should be recoverable either from customers through Senate Bill 251 as referenced above, Senate Bill 29, which was used by the Company to recover its initial pollution control investments, or through other forms of rate recovery. Addressing compliance alternatives for CCR, ELG, and CPP, including the impact on customer rates, as well as addressing the uncertainties with Warrick Unit 4, will be fully considered as part of the Company's IRP process conducted in 2016.

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

The costs the Company expects to incur are estimated by management using assumptions based on actual costs incurred, the timing of expected future payments, and inflation factors, among others. While the Company’s utilities have recorded all costs which they presently expect to incur in connection with activities at these sites, it is possible that future events may require remedial activities which are not presently foreseen and those costs may not be subject to PRP or insurance recovery. As of March 31, 2016 and December 31, 2015, approximately $3.0 million and $3.3 million, respectively, of accrued, but not yet spent, costs are included in Other Liabilities related to the Indiana Gas and SIGECO sites.

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

The Nonutility Group results for the first quarter of 2016 were a loss of $12.7 million, compared to a loss of $5.9 million in the prior year.

	Three Months Ended
	March 31,
(In millions, except per share amounts)	2016	2015
NET INCOME (LOSS)	$(12.7)	$(5.9)
CONTRIBUTION TO VECTREN BASIC EPS	$(0.16)	$(0.07)
NET INCOME (LOSS) ATTRIBUTED TO:
Infrastructure Services	$(12.6)	$(2.6)
Energy Services	0.1	(3.1)
Other Businesses	(0.2)	(0.2)

Infrastructure Services

Infrastructure Services provides underground pipeline construction and repair services through wholly owned subsidiaries Miller Pipeline, LLC (Miller or Miller Pipeline) and Minnesota Limited, LLC (Minnesota Limited).  Inclusive of holding company costs, results for Infrastructure Services' operations for the first quarter of 2016 were a loss of $12.6 million, compared to a loss of $2.6 million for the same period in the prior year.

The distribution portion of the infrastructure operation is performing well as gas utilities across the country continue to make significant investments in their gas infrastructure systems. The lower results from the transmission portion of the business are due largely to two large station projects completed in the first quarter of 2015 and lower margin on awarded transmission contracts, as well as fewer transmission maintenance projects being awarded. The lower margin on projects, coupled with a reduction in the projects awarded, is reflective of a more competitive environment as other contractors continue to adjust crews and work load as some large gas and oil projects have been delayed due to the lengthening environmental and regulatory approval process and the current low oil price environment. Those contractors continue to compete aggressively in the repair and maintenance market, resulting in fewer projects awarded to Infrastructure Services and lower margins on projects won. The strong and growing demand in the distribution services business has helped offset some of the decline in transmission services' results. The growth trend in the distribution services business is expected to continue as utilities expand their infrastructure replacement programs. Finally, though it is possible that the start date of some of the announced pipeline projects is further delayed, primarily due to environmental or regulatory review, the fundamental business model related to the long cycle of repair and maintenance work in the transmission sector remains unchanged as the demand remains high due to aging infrastructure and evolving safety and reliability regulations. Total Infrastructure Services gross revenues in the first quarter of 2016 were $112.5 million compared to gross revenues of $176.9 million in the first quarter of 2015.

At March 31, 2016, Infrastructure Services had an estimated backlog of blanket contracts of $440 million and bid contracts of $215 million, for a total backlog of $655 million. This compares to an estimated backlog at December 31, 2015 of $475 million for blanket contracts and $190 million for bid contracts, for a total of $665 million.

The long-term outlook for construction activity remains strong as utilities, municipalities and pipeline operators repair and replace aging natural gas and oil pipelines and related infrastructure, and as pipeline operators construct new pipelines due to the continued significant demand for shale gas and oil infrastructure. The drop in oil prices has resulted in some production cuts that have been predominately related to the drilling of new wells. There are still significant new pipeline projects totaling approximately 14,000 miles announced for 2016 through 2018 that, even if delayed, are ultimately expected to absorb resources and equipment. The result should be a gradual increase in opportunities for pipeline maintenance work and an increase in margins as the competition for maintenance work decreases. Pipelines are still being built for producing wells and, as such, the demand for this work is still strong. While the drop in oil prices could have greater impact if prices do not continue to rebound, the mix of activity should improve and the long-term trends remain positive.

In 2016, the estimated depreciable lives for certain pieces of equipment at Minnesota Limited, LLC were reevaluated and extended due to a change in service life of the equipment. As a result of this evaluation, the Company extended the estimated useful life of certain pieces of equipment effective January 1 of the current year. The effect of this change in estimate is an anticipated reduction of annual depreciation expense of approximately $9.6 million in 2016 but is not expected to have a material impact on net income as these costs are fully reflected in bids as costs to recover.

Energy Services

Energy Services provides energy performance contracting and sustainable infrastructure, such as distributed generation, renewables, and combined heat and power projects through its wholly owned subsidiary Energy Systems Group, LLC (ESG).  Inclusive of holding company costs, Energy Services' operations were earnings of $0.1 million during the first quarter of 2016, compared to a loss of $3.1 million during the first quarter of 2015. Energy Services achieved record first quarter revenues of $49.4 million in 2016, compared to revenues of $23.1 million in the first quarter of 2015.

At March 31, 2016, the backlog of signed fixed price contracts remains high at $208 million compared to $226 million at December 31, 2015. The backlog at March 31, 2016 is down slightly due to the significant number of contracts signed in the fourth quarter of 2015 and, further, the first quarter is not historically a large contract signing period. The Company's long-term view of the performance contracting and sustainable infrastructure opportunities remains strong as the national focus on energy conservation and security, renewable energy, and sustainability continues to grow given the expected rise in power prices across the country and customer focus on efficiency and clean energy. Expected activity in the federal sector, as well as positive indications in the public sector and sustainable infrastructure business, is reflected in the strong backlog and sales funnel. Consistent with the national focus on energy conservation and efficiency, in December 2015, the tax code section (Section 179D) allowing for federal tax deductions related to energy efficiency savings achieved was retroactively extended for 2015 through 2016. The impact of these tax deductions reflected in first quarter 2016 results, net of consulting fees, was $0.7 million. Given the timing of the extension in 2015, there was no impact in first quarter 2015.

Impact of Recently Issued Accounting Guidance

Revenue Recognition Guidance
In May 2014, the FASB issued new accounting guidance to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP. The amendments in this guidance state that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This new guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized.

On July 9, 2015, the FASB approved a one year deferral that became effective through an ASU in August and changed the effective date to annual reporting periods beginning after December 15, 2017, including interim periods, with early adoption permitted, but not before the original effective date of December 15, 2016. The Company is currently evaluating the standard to determine application date, transition method, and impact the standard will have on the financial statements.

Simplifying the Presentation of Debt Issuance Costs
In April 2015, the FASB issued new accounting guidance on accounting for debt issuance costs which changes the presentation of debt issuance costs in financial statements. This ASU requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. This ASU is effective for annual reporting periods beginning after December 15, 2015. The guidance was adopted for March 31, 2016, and has been applied retrospectively to all periods presented. The effect of the change on the December 31, 2015 balance sheet was the reclassification of $8.6 million from regulatory assets to long-term debt and the reclassification of $1.3 million from other assets to long-term debt. The reclassification had no material impact on the Company's financial condition, results of operations, or cash flows as a result of the adoption.

Leases
In February 2016, the FASB issued new accounting guidance for the recognition, measurement, presentation and disclosure of leasing arrangements. This ASU requires the recognition of lease assets and liabilities for those leases currently classified as operating leases while also refining the definition of a lease. In addition, lessees will be required to disclose key information about the amount, timing, and uncertainty of cash flows arising from leasing arrangements. This ASU is effective for the interim and annual reporting periods beginning January 1, 2019, although it can be early adopted, with a modified retrospective approach for leases that commenced prior to the date of adoption. The Company is currently evaluating the standard to determine the impact it will have on the financial statements.

Stock Compensation
In March 2016, the FASB issued new accounting guidance which is intended to simplify several aspects of accounting for share-based payment transactions, including the income tax consequences. This ASU is effective for annual periods beginning after December 15, 2016, and interim periods therein. Early application is permitted. The Company is currently evaluating the standard to determine the impact it will have on the financial statements, if any.

Management believes that other recently issued standards, which are not yet effective, will not have a material impact on the Company's financial condition, results of operations, or cash flows upon adoption.

Financial Condition

Within the Company’s consolidated group, Utility Holdings primarily funds the short-term and long-term financing needs of the Utility Group operations, and Vectren Capital funds short-term and long-term financing needs of the Nonutility Group and corporate operations.  Vectren Corporation guarantees Vectren Capital’s debt, but does not guarantee Utility Holdings’ debt.  Vectren Capital’s long-term debt, including current maturities, at March 31, 2016 approximated $334 million. As of March 31, 2016, Vectren Capital had no short-term borrowings outstanding.  Utility Holdings’ outstanding long-term and short-term borrowing arrangements are jointly and severally guaranteed by its wholly owned subsidiaries and regulated utilities SIGECO, Indiana Gas, and VEDO.  Utility Holdings’ long-term debt, including current maturities, outstanding at March 31, 2016 approximated $995 million. As of March 31, 2016, Utility Holdings had no short-term borrowings outstanding.  Additionally, prior to Utility Holdings’ formation, Indiana Gas and SIGECO funded their operations separately, and therefore, have long-term debt outstanding funded solely by their operations.  SIGECO will also occasionally issue new tax-exempt debt to fund qualifying pollution control capital expenditures.  Total Indiana Gas and SIGECO long-term debt, including current maturities, outstanding at March 31, 2016, was approximately $397 million.

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

Vectren Corporation's corporate credit rating is A-, as rated by Standard and Poor's Ratings Services (Standard and Poor's). Moody's Investor Services (Moody's) does not provide a rating for Vectren Corporation. The credit ratings of the senior unsecured debt of Utility Holdings, SIGECO and Indiana Gas, at March 31, 2016, are A-/A2, as rated by Standard and Poor's and Moody’s, respectively.  The credit ratings on SIGECO's secured debt are A/Aa3.  Utility Holdings’ commercial paper has a credit rating of A-2/P-1.  The current outlook of both Moody’s and Standard and Poor’s is stable.  A security rating is not a recommendation to buy, sell, or hold securities.  The rating is subject to revision or withdrawal at any time, and each rating should be evaluated independently of any other rating.  Standard and Poor’s and Moody’s lowest level investment grade rating is BBB- and Baa3, respectively.

The Company’s consolidated equity capitalization objective is 45-55 percent of long-term capitalization.  This objective may have varied, and will vary, depending on particular business opportunities, capital spending requirements, execution of long-term financing plans, and seasonal factors that affect the Company’s operations.  The Company’s equity component was 50 percent and 49 percent of long-term capitalization at March 31, 2016 and December 31, 2015, respectively.  Long-term capitalization includes long-term debt, including current maturities, as well as common shareholders’ equity.

Both long-term and short-term borrowing arrangements contain customary default provisions; restrictions on liens, sale-leaseback transactions, mergers or consolidations, and sales of assets; and restrictions on leverage, among other restrictions.  Multiple debt agreements contain a covenant that the ratio of consolidated total debt to consolidated total capitalization will not exceed 65 percent.  As of March 31, 2016, the Company was in compliance with all debt covenants.

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

Consolidated Short-Term Borrowing Arrangements
At March 31, 2016, the Company has $600 million of short-term borrowing capacity, including $350 million for the Utility Group and $250 million for the wholly owned Nonutility Group and corporate operations.  As no short-term borrowings are outstanding as of March 31, 2016, the full capacities of $350 million and $250 million are available for the Utility Group and the wholly owned Nonutility Group and corporate operations, respectively. Both Vectren Capital’s and Utility Holdings’ short-term credit facilities were amended on October 31, 2014 to extend their maturity until October 31, 2019.  These facilities are used to supplement working capital needs and also to fund capital investments and debt redemptions.

The Company has historically funded the short-term borrowing needs of Utility Holdings’ operations through the commercial paper market and has the ability to use the Utility Holdings short-term borrowing facility. Following is certain information regarding these short-term borrowing arrangements.

	Utility Group Borrowings		Nonutility Group Borrowings
(In millions)	2016	2015	2016	2015
As of March 31
Balance Outstanding	—	$5.9	—	$0.5
Weighted Average Interest Rate	—	0.39%	—	1.30%
Quarterly Average - March 31
Balance Outstanding	$3.0	$69.2	—	$0.1
Weighted Average Interest Rate	0.56%	0.39%	—	1.32%
Maximum Month End Balance Outstanding	$10.8	$121.5	—	$0.5

New Share Issues
The Company may periodically issue new common shares to satisfy the dividend reinvestment plan, stock option plan and other employee benefit plan requirements.  New issuances added additional liquidity of $1.5 million and $1.6 million for the three months ended March 31, 2016 and 2015 periods.

California Department of Insurance
The California Department of Insurance issued a press release in January 2016 calling for all insurance companies doing business in California to voluntarily divest of their investments in thermal coal. The position taken by the California Insurance Commissioner, as defined, applies to electric utilities that derive more than 50 percent of their energy from thermal coal plants. The Company has a significant portion of its outstanding long term debt held by various insurance companies and placed through the private debt markets. The Company continues to monitor development in this area but anticipates no immediate impact.

Potential Uses of Liquidity

Pension Funding Obligations
For the three months ended March 31, 2016, the Company had contributed $15 million to its qualified pension plans. The Company does not anticipate making further contributions in 2016.

Performance Guarantees & Product Warranties
In the normal course of business, wholly owned subsidiaries, such as Energy Systems Group (ESG), a subsidiary of the Energy Services operating segment, issue payment and performance bonds and other forms of assurance that commit them to timely install infrastructure, operate facilities, pay vendors and subcontractors, and support warranty obligations.

Specific to ESG, in its role as a general contractor in the performance contracting industry, at March 31, 2016, there are 38 open surety bonds supporting future performance.  The average face amount of these obligations is $10.4 million, and the largest obligation has a face amount of $51.0 million.  The maximum exposure from these obligations is limited to the level of uncompleted work and further limited by bonds issued to ESG by various subcontractors. At March 31, 2016, approximately 54 percent of work was yet to be completed on projects with open surety bonds.  A significant portion of these open surety bonds will be released within one year.  In instances where ESG operates facilities, project guarantees extend over a longer period.  In addition to its performance obligations, ESG also warrants the functionality of certain installed infrastructure generally for one year and the associated energy savings over a specified number of years.

Based on a history of meeting performance obligations and installed products operating effectively, no liability or cost has been recognized for the periods presented. Since inception, ESG has only had to pay an immaterial amount for payment and performance obligations.

Corporate Guarantees
The Company issues parent level guarantees to certain vendors and customers of its wholly owned subsidiaries.  These guarantees do not represent incremental consolidated obligations; rather, they represent parental guarantees of subsidiary obligations in order to allow those subsidiaries the flexibility to conduct business without posting other forms of collateral.   At March 31, 2016, parent level guarantees support a maximum of $245 million of ESG’s performance contracting commitments, warranty obligations, project guarantees, and energy savings guarantees.

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

While there can be no assurance that the Company guarantee provisions will not be called upon, no such provisions have been called on historically, and further, the Company believes that the likelihood of a material amount being triggered under any of these provisions is remote.

Planned Capital Expenditures & Investments
Utility capital expenditures are estimated at $420 million for the remainder of 2016.  Nonutility capital expenditures and investments are estimated at $53 million for the remainder of 2016.

Contractual Obligations
The Company’s contractual obligations primarily consist of debt issued by SIGECO, Indiana Gas, Utility Holdings, and Vectren Capital; certain plant and nonutility plant purchase commitments, and other long-term liabilities. For the three months ended March 31, 2016, there were no significant changes to the Company’s contractual obligations from those identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, other than those which occur in the normal and ordinary course of business and those mentioned below.

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

Comparison of Historical Sources & Uses of Liquidity

Operating Cash Flow
The Company's primary source of liquidity to fund working capital requirements has been cash generated from operations, which totaled $202.4 million and $200.1 million for the three months ended March 31, 2016 and 2015, respectively. The relatively flat cash flow from operations in 2016 compared to 2015 are driven primarily by offsetting changes in certain working capital accounts due to weather. Weather related impacts include the fluctuation in the recoverable/refundable natural gas and fuel cost as well as the change in accounts receivable. Additionally a significant decrease in prepaid taxes in 2015 was due to a federal refund received in 2015 related to the timing of the extension of bonus depreciation late in 2014.

Financing Cash Flow
Net cash flow required for financing activities was $106.2 million during the three months ended March 31, 2016 compared to requirements of $184.9 million in 2015. Financing activity in both periods presented reflects the payment of dividends. The decrease in cash flow required for financing activities was primarily related to less payment of short-term borrowings in first quarter 2016 compared to the first quarter of 2015. This decrease was partially offset by a retirement of an increased amount of long-term debt in the current period.

Investing Cash Flow
Cash flow required for investing activities was $108.3 million and $84.5 million during the three months ended March 31, 2016 and 2015, respectively.  The primary use of cash in both periods reflects expenditures for utility and nonutility capital expenditures.

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

These risks are not significantly different from the information set forth in Item 7A Quantitative and Qualitative Disclosures About Market Risk included in the Vectren 2015 Form 10-K and is therefore not presented herein.

ITEM 4.  CONTROLS AND PROCEDURES

Changes in Internal Controls over Financial Reporting

During the quarter ended March 31, 2016, there have been no changes to the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of March 31, 2016, the Company conducted an evaluation under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness and the design and operation of the Company's disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of March 31, 2016, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is:
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

During the third quarter of 2014, the Company was notified of claims by a group of current and former SIGECO employees (“claimants”) who participated in the Pension Plan for Salaried Employees of SIGECO (“SIGECO Salaried Plan”).  That plan was merged into the Vectren Corporation Combined Non-Bargaining Retirement Plan (“Vectren Combined Plan”) effective July 1, 2000. The claims relate to the claimants’ election for benefits to be calculated under the Vectren Combined Plan’s cash-balance formula rather than the SIGECO Salaried Plan formula in effect prior to the formation of Vectren.  On March 12, 2015, certain claimants filed a Class Action Complaint against the Vectren Combined Plan and the Company in federal district court requesting that a class be certified and for various relief including that the Combined Plan be reformed and benefits thereunder be recalculated. The Company denied the allegations set forth in the Complaint and moved to dismiss the case. In April 2016, the court dismissed part of the compliant but allowed the remaining claims to proceed.

The Company is unable to quantify any potential impact of the claims. The Company does not expect, however, the outcome would have a material adverse effect on the Company’s liquidity, results of operations or financial condition.

ITEM 1A.  RISK FACTORS

Investors should consider carefully factors that may impact the Company’s operating results and financial condition, causing them to be materially adversely affected.  The Company’s risk factors have not materially changed from the information set forth in Item 1A Risk Factors included in the Vectren 2015 Form 10-K and are therefore not presented herein.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Periodically, the Company purchases shares from the open market to satisfy share requirements associated with the Company’s share-based compensation plans; however, no such open market purchases were made during the quarter ended March 31, 2016.

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

VECTREN CORPORATION
Registrant

May 10, 2016	/s/M. Susan Hardwick
M. Susan Hardwick
Senior Vice President and Chief Financial Officer
(Signing on behalf of the registrant and as Principal Accounting & Financial Officer)