Form 10-Q
period 2016-09-30
VECTREN CORP
filed 2016-11-03
CIK 1096385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes    ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock- Without Par Value	82,868,119	October 31, 2016
Class	Number of Shares	Date

Access to Information

Vectren Corporation makes available all SEC filings and recent annual reports free of charge through its website at www.vectren.com as soon as reasonably practicable after electronically filing or furnishing the reports to the SEC, or by request, directed to Investor Relations at the mailing address, phone number, or email address that follows:

Mailing Address: One Vectren Square Evansville, Indiana 47708	Phone Number: (812) 491-4000	Investor Relations Contact: David E. Parker Director, Investor Relations vvcir@vectren.com

Definitions

AFUDC: allowance for funds used during construction	IDEM: Indiana Department of Environmental Management
ASC: Accounting Standards Codification	IURC: Indiana Utility Regulatory Commission
ASU: Accounting Standards Update	kV: Kilovolt
BTU / MMBTU: British thermal units / millions of BTU	MCF / BCF: thousands / billions of cubic feet
DOT: Department of Transportation	MDth / MMDth: thousands / millions of dekatherms
EPA: Environmental Protection Agency	MISO: Midcontinent Independent System Operator
FAC: Fuel Adjustment Clause	MW: megawatts
FASB: Financial Accounting Standards Board	MWh / GWh: megawatt hours / thousands of megawatt hours (gigawatt hours)
FERC: Federal Energy Regulatory Commission	OUCC: Indiana Office of the Utility Consumer Counselor
GAAP: Generally Accepted Accounting Principles	PUCO: Public Utilities Commission of Ohio
GCA: Gas Cost Adjustment	XBRL: eXtensible Business Reporting Language

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VECTREN CORPORATION AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited – In millions)

	September 30, 2016	December 31, 2015
ASSETS
Current Assets
Cash & cash equivalents	$34.4	$74.7
Accounts receivable - less reserves of $5.4 & $5.6, respectively	227.9	227.5
Accrued unbilled revenues	94.5	142.5
Inventories	137.3	133.7
Recoverable fuel & natural gas costs	22.9	—
Prepayments & other current assets	63.2	81.0
Total current assets	580.2	659.4
Utility Plant
Original cost	6,419.8	6,090.4
Less: accumulated depreciation & amortization	2,527.3	2,415.5
Net utility plant	3,892.5	3,674.9
Investments in unconsolidated affiliates	20.4	20.9
Other utility & corporate investments	35.7	31.2
Other nonutility investments	16.1	16.2
Nonutility plant - net	420.8	414.6
Goodwill	293.5	293.5
Regulatory assets	290.0	249.4
Other assets	42.7	39.9
TOTAL ASSETS	$5,591.9	$5,400.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

VECTREN CORPORATION AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited – In millions)

	September 30, 2016	December 31, 2015
LIABILITIES & SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$266.3	$248.8
Refundable fuel & natural gas costs	—	7.9
Accrued liabilities	184.8	183.6
Short-term borrowings	131.2	14.5
Current maturities of long-term debt	—	73.0
Total current liabilities	582.3	527.8
Long-term Debt - Net of Current Maturities	1,713.8	1,712.9
Deferred Credits & Other Liabilities
Deferred income taxes	874.8	805.4
Regulatory liabilities	450.9	433.9
Deferred credits & other liabilities	239.0	236.2
Total deferred credits & other liabilities	1,564.7	1,475.5
Commitments & Contingencies (Notes 7-11)
Common Shareholders' Equity
Common stock (no par value) – issued & outstanding 82.9 & 82.8, respectively	727.5	722.8
Retained earnings	1,004.8	962.2
Accumulated other comprehensive (loss)	(1.2)	(1.2)
Total common shareholders' equity	1,731.1	1,683.8
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$5,591.9	$5,400.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

VECTREN CORPORATION AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited – In millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
OPERATING REVENUES
Gas utility	$117.7	$108.5	$530.8	$590.1
Electric utility	173.5	164.4	463.3	466.0
Nonutility	339.8	300.6	755.3	774.6
Total operating revenues	631.0	573.5	1,749.4	1,830.7
OPERATING EXPENSES
Cost of gas sold	29.1	27.3	174.6	235.8
Cost of fuel & purchased power	50.9	47.9	140.3	144.9
Cost of nonutility revenues	110.5	106.8	248.7	264.5
Other operating	256.3	234.3	686.9	690.5
Depreciation & amortization	65.4	65.0	193.4	191.6
Taxes other than income taxes	13.3	12.3	44.8	44.6
Total operating expenses	525.5	493.6	1,488.7	1,571.9
OPERATING INCOME	105.5	79.9	260.7	258.8
OTHER INCOME
Equity in (losses) of unconsolidated affiliates	(0.1)	(0.6)	(0.2)	(0.6)
Other income – net	7.6	4.0	22.0	14.7
Total other income	7.5	3.4	21.8	14.1
INTEREST EXPENSE	20.9	21.2	64.3	63.1
INCOME BEFORE INCOME TAXES	92.1	62.1	218.2	209.8
INCOME TAXES	30.7	22.8	76.2	77.7
NET INCOME AND COMPREHENSIVE INCOME	$61.4	$39.3	$142.0	$132.1
WEIGHTED AVERAGE AND DILUTED COMMON SHARES OUTSTANDING	82.8	82.7	82.8	82.7
BASIC AND DILUTED EARNINGS PER SHARE OF COMMON STOCK	$0.74	$0.48	$1.71	$1.60
DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$0.40	$0.38	$1.20	$1.14

The accompanying notes are an integral part of these condensed consolidated financial statements.

VECTREN CORPORATION AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited – In millions)

	Nine Months Ended
	September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$142.0	$132.1
Adjustments to reconcile net income to cash from operating activities:
Depreciation & amortization	193.4	191.6
Deferred income taxes & investment tax credits	68.9	44.6
Equity in losses of unconsolidated affiliates	0.2	0.6
Provision for uncollectible accounts	5.3	5.9
Expense portion of pension & postretirement benefit cost	2.9	4.7
Other non-cash items - net	2.0	6.3
Changes in working capital accounts:
Accounts receivable & accrued unbilled revenues	42.3	17.8
Inventories	(3.6)	(11.8)
Recoverable/refundable fuel & natural gas costs	(30.8)	27.1
Prepayments & other current assets	15.0	46.9
Accounts payable, including to affiliated companies	(7.9)	(36.5)
Accrued liabilities	1.2	(1.9)
Unconsolidated affiliate dividends	0.2	0.8
Employer contributions to pension & postretirement plans	(18.6)	(23.3)
Changes in noncurrent assets	(32.0)	(15.8)
Changes in noncurrent liabilities	(2.2)	(2.5)
Net cash provided by operating activities	378.3	386.6
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from:
Long-term debt, net of issuance costs	—	37.5
Dividend reinvestment plan & other common stock issuances	4.6	4.7
Requirements for:
Dividends on common stock	(99.4)	(94.3)
Retirement of long-term debt	(73.0)	(5.0)
Net change in short-term borrowings	116.7	(45.4)
Net cash used in financing activities	(51.1)	(102.5)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of assets and other collections	16.6	7.4
Requirements for:
Capital expenditures, excluding AFUDC equity	(381.9)	(349.4)
Business acquisitions and other costs	(4.7)	(14.0)
Changes in restricted cash	2.5	(9.7)
Net cash used in investing activities	(367.5)	(365.7)
Net change in cash & cash equivalents	(40.3)	(81.6)
Cash & cash equivalents at beginning of period	74.7	86.4
Cash & cash equivalents at end of period	$34.4	$4.8
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

Indiana Gas provides energy delivery services to approximately 586,000 natural gas customers located in central and southern Indiana. SIGECO provides energy delivery services to approximately 144,000 electric customers and approximately 111,000 gas customers located near Evansville in southwestern Indiana. SIGECO also owns and operates electric generation assets to serve its electric customers and optimizes those assets in the wholesale power market. Indiana Gas and SIGECO generally do business as Vectren Energy Delivery of Indiana. VEDO provides energy delivery services to approximately 316,000 natural gas customers located near Dayton in west central Ohio.

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

The following table illustrates the basic and dilutive EPS calculations for the periods presented in these financial statements.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share data)	2016	2015	2016	2015
Numerator:
Reported net income (Numerator for Basic and Diluted EPS)	$61.4	$39.3	$142.0	$132.1
Denominator:
Weighted average common shares outstanding (Denominator for Basic and Diluted EPS)	82.8	82.7	82.8	82.7

Basic and Diluted EPS	$0.74	$0.48	$1.71	$1.60

As of September 30, 2016, the Company no longer has any stock options outstanding. For the three months ended September 30, 2015 there were no stock options outstanding, and for the nine months ended September 30, 2015, all stock options were dilutive and immaterial. For the three and nine months ended September 30, 2016 and 2015, all equity based instruments were dilutive and immaterial.

4.	Excise and Utility Receipts Taxes

Excise taxes and a portion of utility receipts taxes are included in rates charged to customers. Accordingly, the Company records these taxes received, which totaled $5.3 million and $5.0 million in the three months ended September 30, 2016 and 2015, respectively, as a component of operating revenues. During the nine months ended September 30, 2016 and 2015, these taxes totaled $20.2 million and $22.1 million, respectively. Expenses associated with excise and utility receipts taxes are recorded as a component of Taxes other than income taxes.

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

	Three Months Ended
	September 30,
	Pension Benefits		Other Benefits
(In millions)	2016	2015	2016	2015
Service cost	$1.8	$1.9	$0.1	$0.1
Interest cost	3.6	3.7	0.4	0.5
Expected return on plan assets	(5.7)	(5.6)	—	—
Amortization of prior service cost	0.1	0.2	(0.7)	(0.7)
Amortization of actuarial loss	1.8	2.1	—	0.2
Net periodic cost (benefit)	$1.6	$2.3	$(0.2)	$0.1

	Nine Months Ended
	September 30,
	Pension Benefits		Other Benefits
(In millions)	2016	2015	2016	2015
Service cost	$5.3	$5.9	$0.2	$0.3
Interest cost	10.9	11.0	1.3	1.5
Expected return on plan assets	(17.1)	(16.9)	—	—
Amortization of prior service cost	0.3	0.6	(2.2)	(2.2)
Amortization of actuarial loss	5.4	6.3	—	0.5
Net periodic cost (benefit)	$4.8	$6.9	$(0.7)	$0.1

Employer Contributions to Qualified Pension Plans
In 2016, the Company has made $15 million in contributions to its qualified pension plans.

6.	Supplemental Cash Flow Information

As of September 30, 2016 and December 31, 2015, the Company has accruals related to utility and nonutility plant purchases totaling approximately $43.3 million and $19.4 million, respectively.

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

The Company's investment at September 30, 2016, shown at its 61 percent ownership share of the individual net assets of ProLiance, is as follows.

As of
September 30,
(In millions)	2016
Cash	$1.7
Investment in LA Storage	22.4
Other midstream asset investment	5.2
Total investment in ProLiance	$29.3
Included in:
Investments in unconsolidated affiliates	$19.2
Other nonutility investments	$10.1

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

Approximately 12 Bcf of the storage, which comprises three of the four FERC certified caverns, is fully tested but additional work is required to further develop the caverns. The timing and extent of development of these caverns and pipeline system is dependent on market conditions, including pricing, need for storage and transmission capacity, and development of the liquefied natural gas market, among other factors. To date, development activity has been modest due to the current low demand for storage facilities. The development of the storage market and related pricing are critical assumptions in the analysis of the recoverability of the investment's carrying value. As of September 30, 2016 and December 31, 2015, ProLiance's investment in the joint venture was $36.8 million and $36.4 million, respectively.

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

Specific to ESG's role as a general contractor in the performance contracting industry, at September 30, 2016, there are 47 open surety bonds supporting future performance. The average face amount of these obligations is $9.4 million, and the largest obligation has a face amount of $51.0 million. The maximum exposure from these obligations is limited to the level of uncompleted work and further limited by bonds issued to ESG by various subcontractors. At September 30, 2016, approximately 37 percent of work was yet to be completed on projects with open surety bonds. A significant portion of these open surety bonds will be released within one year. In instances where ESG operates facilities, project guarantees extend over a longer period.  In addition to its performance obligations, ESG also warrants the functionality of certain installed infrastructure generally for one year and the associated energy savings over a specified number of years.

Based on a history of meeting performance obligations and installed products operating effectively, no liability or cost has been recognized for the periods presented. Since inception, ESG has paid a de minimis amount on energy savings guarantees.

Corporate Guarantees
The Company issues parent level guarantees to certain vendors and customers of its wholly owned subsidiaries. These guarantees do not represent incremental consolidated obligations; but rather, represent guarantees of subsidiary obligations in order to allow those subsidiaries the flexibility to conduct business without posting other forms of collateral.   At September 30, 2016, parent level guarantees support a maximum of $258 million of ESG’s performance contracting commitments, warranty obligations, project guarantees, and energy savings guarantees.

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

Regulatory Treatment of Investments in Natural Gas Infrastructure Replacement
The Company monitors and maintains its natural gas distribution system to ensure natural gas is delivered in a safe and efficient manner. The Company's natural gas utilities are currently engaged in programs to replace bare steel and cast iron infrastructure and other activities in both Indiana and Ohio to mitigate risk, improve the system, and comply with applicable regulations, many of which are the result of federal pipeline safety requirements. Laws passed in both Indiana and Ohio provide utilities the opportunity to timely recover costs of federally mandated projects and other infrastructure improvement projects outside of a base rate proceeding.

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

In June 2011, Ohio House Bill 95 (House Bill 95) was signed into law. Outside of a base rate proceeding, this legislation permits a natural gas utility to apply for recovery of much of its capital expenditure program. This legislation also allows for the deferral of costs, such as depreciation, property taxes, and debt-related post-in-service carrying costs until recovery is approved by the PUCO.

Indiana Recovery and Deferral Mechanisms
The Company's Indiana natural gas utilities received Orders in 2008 and 2007 associated with the most recent base rate cases. These Orders authorized the deferral of financial impacts associated with bare steel and cast iron replacement activities. The Orders provide for the deferral of depreciation and post-in-service carrying costs on qualifying projects totaling $20 million annually at Indiana Gas and $3 million annually at SIGECO. The debt-related post-in-service carrying costs are currently recognized in the Condensed Consolidated Statements of Income. The recording of post-in-service carrying costs and depreciation deferral is limited by individual qualifying project to three years after being placed into service at SIGECO and four years after being placed into service at Indiana Gas. At September 30, 2016 and December 31, 2015, the Company has regulatory assets totaling $21.7 million and $19.9 million, respectively, associated with the deferral of depreciation and debt-related post-in-service carrying cost activities. Beginning in 2014, all bare steel and cast iron replacement activities are now part of the Company’s seven-year capital investment plan discussed below.

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

On March 30, 2016, the IURC issued an Order (March 2016 Order) re-approving approximately $890 million of the Company’s gas infrastructure modernization projects requested in the third update of the Plan, and approving the inclusion in rates of actual investments made through June 30, 2015. While most of the proposed capital spend has been approved as proposed, approximately $80 million of projects were not approved for recovery through the mechanisms pursuant to these filings. Specifically, Vectren proposed to add a new project to its Plan pursuant to Senate Bill 560 totaling about $65 million. The project, which consists of a 20-mile transmission line and other related investments required to support industrial customer growth and ongoing system reliability in the Lafayette, Indiana area, as well as allows the Company to further diversify its gas supply portfolio via access to shale gas in the Marcellus and Utica reserves, was excluded for recovery under the Plan. The IURC stated because the project was not in the original plan filed in 2013, it does not qualify for cost recovery under this law. In the March 2016 Order, the IURC did pre-approve the project for rate base inclusion upon the filing of the next base rate case. The Company believes that such plan updates should be expected to accommodate new projects that emerge during the term of the plan as ongoing risk assessments determine that new projects are required. The Company filed an appeal of the March 2016 Order on April 29, 2016 to challenge the IURC's finding which limits the scope of the Plan updates. The outcome of the appeal is expected in 2017.

On June 29, 2016, the IURC issued an Order (June 2016 Order) approving the inclusion in rates of investments made from July 2015 to December 2015. Through the June 2016 Order, approximately $262 million of the approved capital investment plan has been spent and included for recovery as of December 31, 2015.

In October 2016, the Company submitted its fifth semi-annual filing, seeking approval of the recovery of investments made through June 30, 2016, as well as updates to the approved seven-year capital investment plan. The updated plan reflects total capital expenditures of approximately $950 million for 2014 through 2020, an increase of $60 million from the previous plan approved in March 2016. This increase is primarily due to additional costs related to pipeline safety and compliance requirements under Senate Bill 251. The Company expects an order in this proceeding in early 2017.

At September 30, 2016 and December 31, 2015, the Company has regulatory assets related to the Plan totaling $42.4 million and $28.6 million, respectively, associated with the return on investment as well as the deferral of depreciation and other operating expenses.

Ohio Recovery and Deferral Mechanisms
The PUCO Order approving the Company's 2009 base rate case in the Ohio service territory authorized a distribution replacement rider (DRR). The DRR's primary purpose is recovery of investments in utility plant and related operating expenses associated with replacing bare steel and cast iron pipelines, as well as certain other infrastructure investments. This rider is updated annually for qualifying capital expenditures and allows for a return on those capital expenditures based on the rate of return approved in the 2009 base rate case. In addition, deferral of depreciation and the ability to accrue debt-related post-in-service carrying costs is also allowed until the related capital expenditures are included in the DRR. The Order also initially established a prospective bill impact evaluation on the annual deferrals. Due to the expiration of the initial five-year term for the DRR in early 2014, the Company filed a request in August 2013 to extend and expand the DRR. On February 19, 2014, the PUCO issued an Order approving a Stipulation entered into by the PUCO Staff and the Company which provided for the extension of the DRR for the recovery of costs incurred through 2017 and expanded the types of investment covered by the DRR to include recovery of certain other infrastructure investments. The Order limits the resulting DRR fixed charge per month for residential and small general service customers to specific graduated levels over the next five years. The capital expenditure plan is subject to the graduated caps on the fixed DRR monthly charge applicable to residential and small general service customers approved in the Order. In the event the Company exceeds these caps, amounts in excess can be deferred for future recovery; however, the remaining capital expenditure plan to be included for recovery in future DRR filings, estimated to be approximately $100 million to $120 million for 2016 and 2017, is not expected to exceed those caps. The Order also approved the Company's commitment that the DRR can only be further extended as part of a base rate case. In total, the Company has made capital investments on projects that are now in-service under the DRR totaling $232 million as of September 30, 2016, of which $204 million has been approved for recovery in the DRR through December 31, 2015. Regulatory assets associated with post-in-service carrying costs and depreciation deferrals were $22.9 million and $18.2 million at September 30, 2016 and December 31, 2015, respectively. In August 2016, the Company received approval to adjust the DRR rates, effective September 1, 2016, for recovery of costs incurred through December 31, 2015.

Given the extension of the DRR through 2017, as discussed above, and the continued ability to defer other capital expenses under House Bill 95, it is anticipated that the Company will not file a general rate case for the inclusion in rate base of the above costs until the expiration of the DRR.

The PUCO has also issued Orders approving the Company's filings under Ohio House Bill 95. These Orders approve deferral of the Company’s Ohio capital expenditure program for items not covered by the DRR as well as expenditures necessary to comply with PUCO rules, regulations, orders, and system expansion to some new customers. Ohio House Bill 95 Orders also have established a prospective bill impact evaluation on the cumulative deferrals, limiting the total deferrals at a level which would equal $1.50 per residential and small general service customer per month. As of September 30, 2016, the Company's deferrals have not reached this bill impact cap. On May 2, 2016, the Company submitted its most recent annual report required under its House Bill 95 Order. This report covers the Company's capital expenditure program through calendar year 2016.

Pipeline and Hazardous Materials Safety Administration (PHMSA)
On March 18, PHMSA published a notice of proposed rulemaking (NPRM) on the safety of gas transmission and gathering lines. The proposed rule addresses many of the remaining requirements of the 2011 Pipeline Safety Act, with a particular focus on extending integrity management rules to address a much larger portion of the natural gas infrastructure and adds requirements to address broader threats to the integrity of a pipeline system.  The Company is evaluating the impact that these proposed rules will have on its integrity management programs and transmission and distribution systems. Further, the

Company is reviewing the Underground Natural Gas Storage Safety Recommendations from a joint Department of Energy and PHMSA led interagency task force. PHMSA has final rules pending that address requirements related to plastic pipe, operator qualifications, valve installation and rupture detection, and underground storage integrity management.  Each of these rules is expected to be published by PHMSA in 2017.  Additionally, PHMSA has recently finalized a rule on excess flow valves, which will go into effect in 2017. These rules will increase the potential for capital expenditures and increase operating and maintenance expenses.  The Company believes that the cost to comply with these new rules would be considered federally mandated costs and therefore should be recoverable using the regulatory recovery mechanisms referenced above.

10. Electric Rate & Regulatory Matters

SIGECO Electric Environmental Compliance Filing
On January 28, 2015, the IURC issued an Order (January Order) approving the Company’s request for approval of capital investments in its coal-fired generation units to comply with new EPA mandates related to mercury and air toxic standards (MATS) effective in 2015 and to address an outstanding Notice of Violation (NOV) related to sulfur trioxide emissions from the EPA. As of September 30, 2016, approximately $30 million has been spent on equipment to control mercury in both air and water emissions, and $40 million to address the issues raised in the NOV. The total investment is estimated to be between $70 million and $75 million. The Order approved the Company’s request for deferred accounting treatment, as supported by provisions under Indiana Senate Bill 29 (Senate Bill 29) and Senate Bill 251. The accounting treatment includes the deferral of depreciation and property tax expense related to these investments, accrual of post-in-service carrying costs, and deferral of incremental operating expenses related to compliance with these standards. The initial phase of the projects went into service in 2014, with the remaining investment occurring in 2015 and 2016. As of September 30, 2016, the Company has approximately $5.8 million deferred related to depreciation, property tax, and operating expense, and $2.3 million deferred related to post-in-service carrying costs.

In June 2015, Joint Appellants’ Citizens Action Coalition of Indiana, Inc., Sierra Club, Inc., and Valley Watch, Inc. (the appellants) challenged the IURC's January Order. On October 29, 2015, the Indiana Court of Appeals issued an opinion that affirmed the IURC’s findings with regard to equipment required to comply with MATS and certain national pollutant discharge elimination system rules (approximately $35 million) but remanded the case to the IURC to determine whether a certificate of public convenience and necessity (CPCN) should be issued for the equipment required by the NOV (approximately $40 million). On June 22, 2016, the IURC issued an Order granting Vectren a CPCN for the NOV-required equipment. On July 21, 2016, the appellants initiated an appeal of the IURC's June 22, 2016 Order challenging the findings made by the IURC. The Company believes the IURC decision is well founded and will ultimately be upheld. The outcome of the appeal is expected in 2017.

SIGECO Electric Demand Side Management (DSM) Program Filing
On August 31, 2011, the IURC issued an Order approving an initial three-year DSM plan in the SIGECO electric service territory that complied with the IURC’s energy saving targets. Consistent with the Company’s proposal, the Order approved, among other items, the following: 1) recovery of costs associated with implementing the DSM Plan; 2) the recovery of a performance incentive mechanism based on measured savings related to certain DSM programs; and 3) lost margin recovery associated with the implementation of DSM programs for large customers. On June 20, 2012, the IURC issued an Order approving a small customer lost margin recovery mechanism, inclusive of all previous deferrals. For the nine months ended September 30, 2016 and 2015, the Company recognized electric utility revenue of $8.2 million and $7.5 million, respectively, associated with this approved lost margin recovery mechanism.

On March 28, 2014, Indiana Senate Bill 340 was signed into law. This legislation ended electric DSM programs on December 31, 2014 that had been conducted to meet the energy savings requirements established by the IURC in 2009. The legislation also allows for industrial customers to opt out of participating in energy efficiency programs. As of January 1, 2016, approximately 80 percent of the Company’s eligible industrial load has opted out of participation in the applicable energy efficiency programs. The Company filed a request for IURC approval of a new portfolio of DSM programs on May 29, 2014 to be offered in 2015. On October 15, 2014, the IURC issued an Order approving a Settlement between the OUCC and the Company regarding the new portfolio of DSM programs effective January 2015, and new programs for 2015 were implemented during the first quarter of 2015.

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

FERC Return on Equity (ROE) Complaints
On November 12, 2013, certain parties representing a group of industrial customers filed a joint complaint with the FERC under Section 206 of the Federal Power Act against the MISO and various MISO transmission owners, including SIGECO (first complaint case). The joint parties sought to reduce the 12.38 percent ROE used in the MISO transmission owners’ rates, including SIGECO’s formula transmission rates, to 9.15 percent covering the refund period from November 12, 2013 through February 11, 2015 (first refund period). On September 28, 2016, the FERC issued a final order authorizing a 10.32 percent base ROE for the first refund period and prospectively through the date of the order in a second complaint case as detailed below.

A second customer complaint case was filed on February 11, 2015 covering the refund period from February 12, 2015 through May 11, 2016 (second refund period). An initial decision from the FERC administrative law judge on June 30, 2016, authorized a base ROE of 9.70 percent for the second refund period. The FERC is expected to rule on the proposed order in the second complaint case in 2017, which will authorize a base ROE for this period and prospectively from the date of the order.

Separately, on January 6, 2015, the FERC approved a MISO transmission owner joint request for an adder to the approved ROE. Under FERC regulations, transmission owners that are part of a Regional Transmission Organization (RTO) such as the MISO are authorized to earn an incentive of 50 basis points above the FERC approved ROE. The FERC deferred the implementation of this adder until the pending complaint is resolved. The adder will be applied retroactively from January 6, 2015 through May 11, 2016 and prospectively from the September 28, 2016 order in the first complaint case.

The Company has reflected these results in its financial statements. As of September 30, 2016, the Company had invested approximately $157.7 million in qualifying projects. The net plant balance for these projects totaled $137.7 million at September 30, 2016.

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

In July 2014, a coalition of twenty-one states, including Indiana, filed a petition with the U.S. Supreme Court seeking review of the decision of the appellate court that found the EPA appropriately based its decision to list coal and oil fired generation units as a source of the pollutants at issue solely on those pollutants’ impact on public health. On June 29, 2015, the U.S. Supreme Court reversed the appellate court decision on the basis of the EPA’s failure to consider costs before determining whether it was appropriate and necessary to regulate steam electric generating units under Section 112 of the Clean Air Act. The Court did not vacate the rule, but remanded the MATS rule to the appellate court for further proceedings consistent with the opinion. In April 2016, in response to the Court's remand, the EPA affirmed its earlier conclusion in a Supplemental Finding, and in June 2016, a coalition of states and other stakeholders filed challenges to the Supplemental Finding. MATS compliance was required to commence April 16, 2015, and the Company continues to operate in full compliance with the MATS rule.

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

In June 2015, Joint Appellants’ Citizens Action Coalition of Indiana, Inc., Sierra Club, Inc., and Valley Watch, Inc. (the appellants) challenged the IURC's January Order. On October 29, 2015, the Indiana Court of Appeals issued an opinion that affirmed the IURC’s findings with regard to equipment required to comply with MATS and certain national pollutant discharge elimination system rules (approximately $35 million) but remanded the case to the IURC to determine whether a certificate of public convenience and necessity (CPCN) should be issued for the equipment required by the NOV (approximately $40 million). On June 22, 2016, the IURC issued an Order granting Vectren a CPCN for the NOV-required equipment. On July 21, 2016, the appellants initiated an appeal of the IURC's June 22, 2016 Order challenging the findings made by the IURC. The Company believes the IURC decision is well founded and will ultimately be upheld. The outcome of the appeal is expected in 2017.

Ozone NAAQS
On November 26, 2014, the EPA proposed to tighten the current National Ambient Air Quality Standard (NAAQS) for ozone from the current standard of 75 parts per billion (ppb) to a level with the range of 65 to 70 ppb. On October 1, 2015, the EPA finalized a new NAAQS for ozone at the high end of the range, or 70 ppb. The EPA is expected to make final determinations as to whether a region is in attainment for the new NAAQS in 2018 based upon monitoring data from 2014-2016. While it is possible that counties in southwest Indiana could be declared in non-attainment with the new standard, and thus could have an effect on future economic development activities in the Company's service territory, the Company does not anticipate any significant compliance cost impacts from the determination given its previous investment in SCR technology for NOx control on its units. In December of 2015, the EPA proposed a supplement to the current Cross State Air Pollution Rule (CSAPR) that would require further NOx reductions during the ozone season (May - September), which was finalized in September. The Company is positioned to comply with these NOx reduction requirements through its current investment in SCR technology.

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

At September 30, 2015, the Company recorded an approximate $25 million asset retirement obligation (ARO) and that amount is unchanged at September 30, 2016. The recorded ARO reflected the present value of the approximate $35 million in estimated costs in the range above. These assumptions and estimations are subject to change in the future and could materially impact the amount of the estimated ARO.

In order to maintain current operations of the ponds, the Company has spent approximately $12 million on the reinforcement of the ash pond dams and other operational changes in 2016 to meet the more stringent 2,500 year seismic event structural and safety standard in the CCR rule.

Effluent Limitation Guidelines (ELGs)
Under the Clean Water Act, the EPA sets technology-based guidelines for water discharges from new and existing facilities. On September 30, 2015, the EPA released final revisions to the existing steam electric ELGs setting stringent technology- based water discharge limits for the electric power industry. The EPA focused this rulemaking on wastewater generated primarily by pollution control equipment necessitated by the comprehensive air regulations, specifically setting strict water discharge limits for arsenic, mercury and selenium for scrubber waste waters. The ELGs will be implemented when existing water discharge permits for the plants are renewed, with compliance activities expected to commence where operations continue, within the 2018-2023 time frame. The current wastewater discharge permit for the Brown power plant was up for renewal in October and the permit for the Culley plant, is up for renewal in December 2016. During the renewal process, existing permits remain in place. The Company is working with Indiana regulators on permit renewals which will include a compliance schedule for ELGs. In no event will compliance with the ELGs be required prior to November 2018. The ELGs work in tandem with the aforementioned CCR requirements, effectively prohibiting the use of less costly lined sediment basin options for disposal of coal combustion residuals, and virtually mandate conversions to dry bottom ash handling.

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

Climate Change

On August 3, 2015, the EPA released its final Clean Power Plan (CPP) rule which requires a 32 percent reduction in carbon emissions from 2005 levels. This results in a final emission rate goal for Indiana of 1,242 lb CO2/MWh to be achieved by 2030. The new rule gives states the option of seeking a two-year extension from the initial deadline of September 2016 to submit a final state implementation plan (SIP). Under the CPP, states have the flexibility to include energy efficiency and other measures should they choose to implement a SIP as provided in the final rule. While states are given an interim goal (1,451 lb CO2/MWh for Indiana), the final rule gives states the flexibility to shape their own emissions reduction over the 2022-2029 time period. The final rule was published in the Federal Register on October 23, 2015 and that action was immediately followed by litigation initiated by Indiana and 23 other states as a coalition challenging the rule. In January of 2016, the reviewing court denied the states’ and other parties requests to stay the implementation of the CPP pending completion of judicial review. On January 26, 2016, 29 states and state agencies, including the 24 state coalition referenced above, filed a request for immediate stay with the U.S. Supreme Court. On February 9, 2016, the U.S. Supreme Court granted a stay to delay the regulation while being challenged in court. Extensive oral argument was held in September. The stay will remain in place while the lower court concludes its review. Among other things, the stay delays the requirement to submit a final SIP by the original September 2016 deadline and could extend implementation to 2024.

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

At the time of release of the CPP, Indiana was the 5th largest carbon emitter in the nation in tons of CO2 produced from electric generation. The Company’s share of total tons of CO2 generated by Indiana's electric utilities has historically been less than 6 percent. Since 2005 through 2015, the Company has achieved a reduction in emissions of CO2 of 31 percent (on a tonnage basis) through the retirement of F.B. Culley Unit 1, expiration of municipal contracts, electric conservation, the addition of renewable generation, and the installation of more efficient dense pack turbine technology. Since emissions are further impacted by coal burn reductions and energy efficiency programs, the Company's emissions of CO2 can vary year to year. With respect to renewable generation, in 2008 and 2009, the Company executed long-term purchase power commitments for a total of 80 MW of wind energy. The Company currently has approximately 4 percent of its electricity being provided by energy sources other than coal and natural gas, due to the long-term wind contracts and landfill gas investment. With respect to CO2 emission rate, since 2005 through 2015, the Company has lowered its CO2 emission rate (as measured in lbs CO2/MWh) from 1,967 lbs CO2/MWh to 1,922 lbs CO2/MWh, for a reduction of 3 percent. The Company’s CO2 emission rate of 1,922 lbs CO2/MWh is basically the same as Indiana's average CO2 emission rate of 1,923 lbs CO2/MWh. The Company plans to consider these reductions in CO2 emissions and renewable generation in future discussions with the state to develop a possible state implementation plan.

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

In addition to the federal programs, the United States and 194 other countries agreed by consensus to limit GHG emissions beginning after 2020 in the 2015 United Nations Framework Convention on Climate Change Paris Agreement. The United States has proposed a 26-28 percent GHG emission reduction from 2005 levels by 2025. As previously noted, since 2005 through 2015, the Company has achieved reduced emissions of CO2 by 31 percent (on a tonnage basis). While the legislative outcome of the CPP rules remains uncertain, the Company will continue to monitor regulatory activity regarding GHG emission standards that may affect its electric generating units.

Integrated Resource Planning Process
As required by the state of Indiana, the Company is currently in the process of completing its 2016 Integrated Resource Plan (IRP). The state requires each electric utility to perform and submit an IRP that uses economic modeling to consider the costs and risks associated with available resource options to provide reliable electric service for the next twenty year period. During 2016, the Company has held two of three public stakeholder meetings to gather input and feedback as well as communicate results of the IRP process as it progresses. A final IRP report is expected to be submitted to the IURC for review in December 2016. While the IURC reviews these reports, it does not formally approve or reject the plans. In developing its IRP, the Company will consider both the cost to continue operating its existing generation units in a manner that complies with current and anticipated future environmental requirements, as well as various resource alternatives, such as the use of energy efficiency programs and renewable resources as part of its overall generation portfolio. Due to the Company continuing to study compliance requirements and since the IRP will be used to drive future resource decisions, the Company cannot reasonably estimate the total cost it will incur to comply with the CCR, ELG, and CPP regulations.

Further, the 2016 IRP will also evaluate the ongoing operation of the 300 MW unit at the Warrick Power Plant (Warrick Unit 4) that SIGECO and Alcoa Generating Corporation (AGC), a subsidiary of Alcoa, Inc. (Alcoa), own as tenants in common.
SIGECO's proportionate cost of the unit is included in rate base. In the first quarter of 2016, Alcoa closed its smelter operations. Historically, on-site generation owned and operated by AGC has been used to provide power to the smelter, as well as other mill operations, which will continue. Generation from Alcoa's share of Warrick Unit 4 has historically been sold into the MISO market. Alcoa's operational changes, as described above, lead to a number of uncertainties including its plans regarding the future ownership and operation of Warrick Unit 4 as well as potential environmental regulation implications under the CCR and ELG regulations. The Company is actively working with Alcoa on plans related to continued operation of Warrick Unit 4 and what operating scenarios to consider in the IRP.

The 2016 IRP will produce a variety of resource options to be considered, including a preferred resource plan. Based on the resulting analysis, the Company will develop an overall strategy that may include compliance projects on some units, possible replacement of other units, and the opportunity for the use of renewable sources. While the cost of compliance with CCR, ELG, and CPP could be significant, the Company anticipates compliance costs associated with ELG and CCR will likely be the most significant. The Company believes that all compliance costs would be considered a federally mandated cost of providing electricity, and therefore if incurred, should be recoverable either from customers through Senate Bill 251 as referenced above, Senate Bill 29, which was used by the Company to recover its initial pollution control investments or through other forms of rate recovery.

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

The costs the Company expects to incur are estimated by management using assumptions based on actual costs incurred, the timing of expected future payments, and inflation factors, among others. While the Company’s utilities have recorded all costs which they presently expect to incur in connection with activities at these sites, it is possible that future events may require remedial activities which are not presently foreseen and those costs may not be subject to PRP or insurance recovery. As of September 30, 2016 and December 31, 2015, approximately $2.5 million and $3.3 million, respectively, of accrued, but not yet spent, costs are included in Other Liabilities related to the Indiana Gas and SIGECO sites.

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

Stock Compensation
In March 2016, the FASB issued new accounting guidance which is intended to simplify several aspects of accounting for share-based payment transactions, including the income tax consequences. This ASU is effective for annual periods beginning after December 15, 2016, and relevant interim periods. Early application is permitted. Most of the Company's share based awards are settled via cash payments and are therefore not impacted by this standard. The Company does not anticipate adoption of the standard to have a significant impact on the financial statements.

Other Recently Issued Standards
Management believes other recently issued standards, which are not yet effective, will not have a material impact on the Company's financial condition, results of operations, or cash flows upon adoption.

13.    Fair Value Measurements

The carrying values and estimated fair values using primarily Level 2 assumptions of the Company's other financial instruments follow:

	September 30, 2016		December 31, 2015
(In millions)	Carrying Amount	Est. Fair Value	Carrying Amount	Est. Fair Value
Long-term debt	$1,713.8	$1,910.0	$1,785.9	$1,899.6
Short-term borrowings	131.2	131.2	14.5	14.5
Cash & cash equivalents	34.4	34.4	74.7	74.7
Restricted cash	3.3	3.3	5.9	5.9

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

Because of the nature of certain other investments and lack of a readily available market, it is not practical to estimate the fair value of these financial instruments at specific dates without considerable effort and cost.  At September 30, 2016 and December 31, 2015, the fair value for these financial instruments was not estimated.  The carrying value of these investments at September 30, 2016 and December 31, 2015 was approximately $16.1 million, and is included in Other nonutility investments.

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

The Nonutility Group reports the following segments:  Energy Services, Infrastructure Services, and Other Businesses.  Energy Services provides energy performance contracting and sustainable infrastructure, such as renewables, distributed generation, and combined heat and power projects. The Infrastructure Services segment, through wholly owned subsidiaries Miller Pipeline, LLC and Minnesota Limited, LLC, provides underground pipeline construction and repair services for customers that include Vectren Utility Holdings' utilities. Fees incurred by Vectren Utility Holdings and its subsidiaries for these pipeline construction and repair services totaled $36.3 million and $36.6 million for the three months ended September 30, 2016 and 2015, respectively, and for the nine months ended September 30, 2016 and 2015 totaled $93.1 million and $85.9 million, respectively.

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

Information related to the Company’s reportable segments is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2016	2015	2016	2015
Revenues
Utility Group
Gas Utility Services	$117.7	$108.5	$530.8	$590.1
Electric Utility Services	173.5	164.4	463.3	466.0
Other Operations	10.5	10.2	31.6	30.5
Eliminations	(10.4)	(10.1)	(31.4)	(30.3)
Total Utility Group	291.3	273.0	994.3	1,056.3
Nonutility Group
Infrastructure Services	263.8	234.1	565.6	642.5
Energy Services	76.6	67.2	191.8	134.0
Total Nonutility Group	340.4	301.3	757.4	776.5
Corporate & Other Group	0.2	0.2	0.5	0.6
Eliminations	(0.9)	(1.0)	(2.8)	(2.7)
Consolidated Revenues	$631.0	$573.5	$1,749.4	$1,830.7

Profitability Measure - Net Income (Loss)
Utility Group Net Income
Gas Utility Services	$0.9	$(3.3)	$46.0	$40.4
Electric Utility Services	31.3	28.2	67.0	67.1
Other Operations	2.7	2.0	9.3	6.8
Utility Group Net Income	34.9	26.9	122.3	114.3
Nonutility Group Net Income (Loss)
Infrastructure Services	18.2	9.9	9.8	19.6
Energy Services	6.2	3.1	8.7	(0.4)
Other Businesses	(0.1)	(0.5)	(0.3)	(1.0)
Nonutility Group Net Income	24.3	12.5	18.2	18.2
Corporate & Other Group Net Income (Loss)	2.2	(0.1)	1.5	(0.4)
Consolidated Net Income	$61.4	$39.3	$142.0	$132.1

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

Indiana Gas provides energy delivery services to approximately 586,000 natural gas customers located in central and southern Indiana. SIGECO provides energy delivery services to approximately 144,000 electric customers and approximately 111,000 gas customers located near Evansville in southwestern Indiana. SIGECO also owns and operates electric generation assets to serve its electric customers and optimizes those assets in the wholesale power market. Indiana Gas and SIGECO generally do business as Vectren Energy Delivery of Indiana. VEDO provides energy delivery services to approximately 316,000 natural gas customers located near Dayton in west central Ohio.

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

Results for the three months ended September 30, 2016 were earnings of $61.4 million, or $0.74 per share, compared to earnings of $39.3 million, or $0.48 per share for the three months ended September 30, 2015. For the nine months ended September 30, 2016, consolidated net income was $142.0 million or $1.71 per share, compared to $132.1 million, or $1.60 per share for the nine months ended September 30, 2015.

Consolidated Results

Net income (loss) and earnings per share, in total and by group, for the three and nine months ended September 30, 2016 and 2015 follow:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share data)	2016	2015	2016	2015
Net income (loss)	$61.4	$39.3	$142.0	$132.1
Attributed to:
Utility Group	34.9	26.9	122.3	114.3
Nonutility Group	24.3	12.5	18.2	18.2
Corporate & other	2.2	(0.1)	1.5	(0.4)

Basic EPS	$0.74	$0.48	$1.71	$1.60
Attributed to:
Utility Group	0.42	0.33	1.48	1.38
Nonutility Group	0.29	0.15	0.22	0.22
Corporate & other	0.03	—	0.01	—

Utility Group
In the third quarter of 2016, the Utility Group earnings were $34.9 million, compared to $26.9 million in 2015. In the nine months ended September 30, 2016, the Utility Group earned $122.3 million, compared to $114.3 million in 2015. Both the quarter and year to date periods reflect increases in gas utility margin from returns on the Indiana and Ohio infrastructure investment programs and increases in large customer usage in both the quarter and year to date periods compared to 2015. Though earnings in the third quarter of 2016 were favorably impacted by an increase in customer margin as cooling degree days in 2016 were higher compared to 2015, the increase in the year to date period is offset by decreases in gas and electric utility margin due to warmer weather in the first quarter of 2016 as compared to the significantly colder first quarter of 2015. Results in both the quarter and year to date periods reflect lower wholesale power margin due to lower market pricing compared to 2015 and reduced generating unit availability. Operating expenses in the year to date period compared to 2015 were favorably impacted by reduced power plant and energy delivery maintenance costs in 2016, offset somewhat by higher performance-based compensation expense primarily driven by an increase in the Company's stock price.

Nonutility Group
The Nonutility group results for the third quarter of 2016 were earnings of $24.3 million, compared to earnings of $12.5 million in the prior year. For the nine months ended September 30, 2016, and 2015 the Nonutility Group reported earnings of $18.2 million. Results in 2016 reflect an increase in earnings from Energy Services from increased revenues and margin as well as the timing of federal tax deductions related to energy efficiency projects. Results also reflect an increase in earnings from Infrastructure Services in the distribution services area as gas utilities across the country continue to make significant investments in their gas infrastructure systems. In addition to strong distribution results, quarterly results in 2016 compared to 2015 were favorably impacted by increased transmission revenues related to, among other projects, a larger project where work commenced in the third quarter of 2016. Overall nonutility earnings are offset by lower Infrastructure Services results in the year to date period due to two large transmission station projects in early 2015 not repeated in 2016, fewer projects being awarded in 2016, and lower margin on completed transmission work in 2016. This activity in the Infrastructure Services segment is attributable to the very competitive environment in the transmission area as other contractors continue to adjust crews and work load in the current lower oil price environment.

Dividends

Dividends declared for the three months ended September 30, 2016, were $0.40 per share, compared to $0.38 per share for the same period in 2015. Dividends declared for the nine months ended September 30, 2016, were $1.20 per share, compared to $1.14 per share for the same period in 2015.

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

Results of Operations of the Utility Group

The Utility Group is comprised of Utility Holdings’ operations, which consists of the Company’s regulated utility operations and other operations that provide information technology and other support services to those regulated operations.  Regulated operations consist of a natural gas distribution business and an electric transmission and distribution business. The natural gas distribution business provides natural gas distribution and transportation services to nearly two-thirds of Indiana and about 20 percent of Ohio, primarily in the west-central area. The electric transmission and distribution business provides electric distribution services primarily to southwestern Indiana, in addition to its power generating and wholesale power operations. In total, these regulated operations supply natural gas and/or electricity to over one million customers.  Utility Group operating results before certain intersegment eliminations and reclassifications for the three and nine months ended September 30, 2016 and 2015, follow:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share data)	2016	2015	2016	2015
OPERATING REVENUES
Gas utility	$117.7	$108.5	$530.8	$590.1
Electric utility	173.5	164.4	463.3	466.0
Other	0.1	0.1	0.2	0.2
Total operating revenues	291.3	273.0	994.3	1,056.3
OPERATING EXPENSES
Cost of gas sold	29.1	27.3	174.6	235.8
Cost of fuel & purchased power	50.9	47.9	140.3	144.9
Other operating	79.4	79.5	250.8	260.8
Depreciation & amortization	55.2	52.4	162.8	156.6
Taxes other than income taxes	12.7	11.8	42.9	43.0
Total operating expenses	227.3	218.9	771.4	841.1
OPERATING INCOME	64.0	54.1	222.9	215.2
OTHER INCOME - NET	6.7	4.0	20.1	13.3
INTEREST EXPENSE	17.2	16.6	52.2	49.5
INCOME BEFORE INCOME TAXES	53.5	41.5	190.8	179.0
INCOME TAXES	18.6	14.6	68.5	64.7
NET INCOME	$34.9	$26.9	$122.3	$114.3

CONTRIBUTION TO VECTREN BASIC EPS	$0.42	$0.33	$1.48	$1.38

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

Gas Utility Margin
Gas Utility margin and throughput by customer type follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2016	2015	2016	2015
Gas utility revenues	$117.7	$108.5	$530.8	$590.1
Cost of gas sold	29.1	27.3	174.6	235.8
Total gas utility margin	$88.6	$81.2	$356.2	$354.3
Margin attributed to:
Residential & commercial customers	$67.1	$61.3	$272.3	$257.3
Industrial customers	14.2	13.0	47.3	45.3
Other	1.4	1.5	5.7	7.4
Regulatory expense recovery mechanisms	5.9	5.4	30.9	44.3
Total gas utility margin	$88.6	$81.2	$356.2	$354.3
Sold & transported volumes in MMDth attributed to:
Residential & commercial customers	5.9	6.3	65.2	79.1
Industrial customers	28.0	26.3	93.8	92.7
Total sold & transported volumes	33.9	32.6	159.0	171.8

Gas utility margins were $88.6 million and $356.2 million for the three and nine months ended September 30, 2016, and compared to 2015, increased $7.4 million quarter over quarter and $1.9 million year over year. While rate designs substantially limit the impact of weather on small customer margin, the warmer weather in the first quarter of 2016 did decrease sold and transported volumes, resulting in lower year to date regulatory expense recovery margin and a corresponding decrease in operating expenses. In 2016 as compared to the 2015 year to date period, excluding margin from regulatory expense recovery mechanisms which decreased $13.4 million, gas utility margin increased $15.3 million. Margin was favorably impacted by increased returns on infrastructure investment programs in Indiana and Ohio of $5.7 million quarter over quarter and $16.0 million year to date compared to 2015. Margin in both periods also reflects increases in small customer count.

Electric utility margin (Electric utility revenues less Cost of fuel & purchased power)
Electric utility margin and volumes sold by customer type follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2016	2015	2016	2015
Electric utility revenues	$173.5	$164.4	$463.3	$466.0
Cost of fuel & purchased power	50.9	47.9	140.3	144.9
Total electric utility margin	$122.6	$116.5	$323.0	$321.1
Margin attributed to:
Residential & commercial customers	$79.4	$76.8	$202.8	$203.3
Industrial customers	30.5	27.6	84.8	82.9
Other	0.4	0.8	2.6	2.3
Regulatory expense recovery mechanisms	4.6	3.0	11.6	8.2
Subtotal: retail	$114.9	$108.2	$301.8	$296.7
Wholesale power & transmission system margin	7.7	8.3	21.2	24.4
Total electric utility margin	$122.6	$116.5	$323.0	$321.1
Electric volumes sold in GWh attributed to:
Residential & commercial customers	830.0	801.7	2,122.6	2,147.4
Industrial customers	755.6	653.1	2,110.0	2,045.5
Other customers	5.2	5.1	16.6	15.9
Total retail volumes sold	1,590.8	1,459.9	4,249.2	4,208.8

Retail
Electric retail utility margins were $114.9 million and $301.8 million for the three and nine months ended September 30, 2016, and compared to 2015, increased by $6.7 million in the quarter and $5.1 million year to date. Electric results, which are not protected by weather normalizing mechanisms, reflect a $3.6 million increase in customer margin in the quarter related to weather as annualized cooling degree days in the third quarter of 2016 were 115 percent of normal compared to 103 percent of normal in 2015. For the year to date period, electric margin was unfavorably impacted by weather, primarily in the first quarter 2016, and resulted in a year to date decrease of $0.6 million in small customer margin year over year. Electric margin had favorable results related to regulatory expense recovery mechanisms, which increased $1.6 million quarter over quarter and $3.4 million year to date compared to 2015, driven primarily by a corresponding increase in operating expenses associated with MISO administrative expenses and electric efficiency programs. Additionally, results reflect increases in large customer usage of $2.9 million quarter over quarter and $1.8 million year over year, primarily driven by increased customer throughput and timing of customer plant maintenance. Small customer usage unfavorably impacted results $1.1 million quarter over quarter and $0.5 million year to date compared to 2015.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2016	2015	2016	2015
MISO Transmission system margin	$7.7	$7.6	$19.5	$20.4
MISO Off-system margin	—	0.7	1.7	4.0
Total wholesale margin	$7.7	$8.3	$21.2	$24.4

Transmission system margin associated with qualifying projects, including the reconciliation of recovery mechanisms and other transmission system operations, totaled $7.7 million and $7.6 million during the three months ended September 30, 2016 and 2015, respectively. Transmission system margin was $19.5 million and $20.4 million during the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016, the Company has invested $157.7 million in qualifying projects. The net plant balance for these projects totaled $137.7 million at September 30, 2016. These projects include an interstate 345 kV transmission line that connects the Company’s A.B. Brown Generating Station to a generating station in Indiana owned by Duke Energy to the north and to a generating station in Kentucky owned by Big Rivers Electric Corporation to the south; a substation; and another transmission line. Once placed into service, these projects earn a FERC approved equity rate of return on the net plant balance and recover operating expenses. In September 2016, the FERC issued a final order authorizing the transmission owners to receive a 10.32 percent base ROE plus, a separately approved 50 basis point adder versus the previously authorized 12.38 percent. The Company has reflected these outcomes in its financial statements. The 345 kV project is the largest of these qualifying projects, with a cost of $106.8 million that earned the FERC approved equity rate of return, including while under construction.

In the third quarter of 2016 there was no margin from off system sales, compared to $0.7 million in 2015. For the nine months ended September 30, 2016, margin from off-system sales was $1.7 million compared to $4.0 million in 2015. The base rate changes implemented in May 2011 require that wholesale margin from off-system sales earned above or below $7.5 million per year is shared equally with customers. Results for the periods presented reflect lower market pricing due primarily to low natural gas prices and reduced generating unit availability.

Utility Group Operating Expenses

Other Operating
During the third quarter of 2016, other operating expenses were $79.4 million, and were flat compared to the third quarter of 2015. For the nine months ended September 30, 2016, other operating expenses were $250.8 million, a decrease of $10.0 million, compared to 2015. Excluding costs that are recovered directly in margin, other operating expenses decreased $2.2 million quarter over quarter and $3.4 million in the year to date period when compared to 2015. The quarter to date and year to date periods were impacted by changes in performance-based compensation driven by movements in the Company's stock price. In the year to date period, the increase in operating expenses due to performance-based compensation was offset by decreases in costs primarily related to the timing of power plant maintenance costs and lower energy delivery expenses due to the colder weather in 2015.

Depreciation & Amortization
In the third quarter of 2016, depreciation and amortization expense was $55.2 million, compared to $52.4 million in 2015. For the nine months ended September 30, 2016, depreciation and amortization expense was $162.8 million, which represents an increase of $6.2 million compared to 2015. The increase reflects increased plant placed in service, which is largely driven by increased gas utility plant as a result of the Indiana and Ohio infrastructure programs.

Taxes Other Than Income Taxes
Taxes other than income taxes were $12.7 million for the third quarter of 2016, an increase of $0.9 million, compared to 2015. Year to date, taxes other than income taxes were flat compared to the year to date period in 2015. Fluctuations in the periods presented are driven by changes in gas costs and thus fluctuations in revenues and related revenue taxes as well as changes in property taxes.

Other Income - Net
Other income-net reflects income of $6.7 million for the third quarter of 2016, an increase of $2.7 million, compared to 2015. Year to date, other income-net reflects income of $20.1 million, compared to $13.3 million in 2015. The increases are primarily due to increased allowance for funds used during construction (AFUDC) driven by increased capital expenditures related to gas utility infrastructure replacement investments.

Gas Rate & Regulatory Matters

Regulatory Treatment of Investments in Natural Gas Infrastructure Replacement
The Company monitors and maintains its natural gas distribution system to ensure natural gas is delivered in a safe and efficient manner. The Company's natural gas utilities are currently engaged in programs to replace bare steel and cast iron infrastructure and other activities in both Indiana and Ohio to mitigate risk, improve the system, and comply with applicable regulations, many of which are the result of federal pipeline safety requirements. Laws passed in both Indiana and Ohio provide utilities the opportunity to timely recover costs of federally mandated projects and other infrastructure improvement projects outside of a base rate proceeding.

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

In June 2011, Ohio House Bill 95 (House Bill 95) was signed into law. Outside of a base rate proceeding, this legislation permits a natural gas utility to apply for recovery of much of its capital expenditure program. This legislation also allows for the deferral of costs, such as depreciation, property taxes, and debt-related post-in-service carrying costs until recovery is approved by the PUCO.

Indiana Recovery and Deferral Mechanisms
The Company's Indiana natural gas utilities received Orders in 2008 and 2007 associated with the most recent base rate cases. These Orders authorized the deferral of financial impacts associated with bare steel and cast iron replacement activities. The Orders provide for the deferral of depreciation and post-in-service carrying costs on qualifying projects totaling $20 million annually at Indiana Gas and $3 million annually at SIGECO. The debt-related post-in-service carrying costs are currently recognized in the Condensed Consolidated Statements of Income. The recording of post-in-service carrying costs and depreciation deferral is limited by individual qualifying project to three years after being placed into service at SIGECO and four years after being placed into service at Indiana Gas. At September 30, 2016 and December 31, 2015, the Company has regulatory assets totaling $21.7 million and $19.9 million, respectively, associated with the deferral of depreciation and debt-related post-in-service carrying cost activities. Beginning in 2014, all bare steel and cast iron replacement activities are now part of the Company’s seven-year capital investment plan discussed below.

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

On March 30, 2016, the IURC issued an Order (March 2016 Order) re-approving approximately $890 million of the Company’s gas infrastructure modernization projects requested in the third update of the Plan, and approving the inclusion in rates of actual investments made through June 30, 2015. While most of the proposed capital spend has been approved as proposed, approximately $80 million of projects were not approved for recovery through the mechanisms pursuant to these filings. Specifically, Vectren proposed to add a new project to its Plan pursuant to Senate Bill 560 totaling about $65 million. The project, which consists of a 20-mile transmission line and other related investments required to support industrial customer growth and ongoing system reliability in the Lafayette, Indiana area, as well as allows the Company to further diversify its gas supply portfolio via access to shale gas in the Marcellus and Utica reserves, was excluded for recovery under the Plan. The IURC stated because the project was not in the original plan filed in 2013, it does not qualify for cost recovery under this law. In the March 2016 Order, the IURC did pre-approve the project for rate base inclusion upon the filing of the next base rate case. The Company believes that such plan updates should be expected to accommodate new projects that emerge during the term of the plan as ongoing risk assessments determine that new projects are required. The Company filed an appeal of the March 2016 Order on April 29, 2016 to challenge the IURC's finding which limits the scope of the Plan updates. The outcome of the appeal is expected in 2017.

On June 29, 2016, the IURC issued an Order (June 2016 Order) approving the inclusion in rates of investments made from July 2015 to December 2015. Through the June 2016 Order, approximately $262 million of the approved capital investment plan has been spent and included for recovery as of December 31, 2015.

In October 2016, the Company submitted its fifth semi-annual filing, seeking approval of the recovery of investments made through June 30, 2016, as well as updates to the approved seven-year capital investment plan. The updated plan reflects total capital expenditures of approximately $950 million for 2014 through 2020, an increase of $60 million from the previous plan approved in March 2016. This increase is primarily due to additional costs related to pipeline safety and compliance requirements under Senate Bill 251. The Company expects an order in this proceeding in early 2017.

At September 30, 2016 and December 31, 2015, the Company has regulatory assets related to the Plan totaling $42.4 million and $28.6 million, respectively, associated with the return on investment as well as the deferral of depreciation and other operating expenses.

Ohio Recovery and Deferral Mechanisms
The PUCO Order approving the Company's 2009 base rate case in the Ohio service territory authorized a distribution replacement rider (DRR). The DRR's primary purpose is recovery of investments in utility plant and related operating expenses associated with replacing bare steel and cast iron pipelines, as well as certain other infrastructure investments. This rider is updated annually for qualifying capital expenditures and allows for a return on those capital expenditures based on the rate of return approved in the 2009 base rate case. In addition, deferral of depreciation and the ability to accrue debt-related post-in-service carrying costs is also allowed until the related capital expenditures are included in the DRR. The Order also initially established a prospective bill impact evaluation on the annual deferrals. Due to the expiration of the initial five-year term for the DRR in early 2014, the Company filed a request in August 2013 to extend and expand the DRR. On February 19, 2014, the PUCO issued an Order approving a Stipulation entered into by the PUCO Staff and the Company which provided for the extension of the DRR for the recovery of costs incurred through 2017 and expanded the types of investment covered by the DRR to include recovery of certain other infrastructure investments. The Order limits the resulting DRR fixed charge per month for residential and small general service customers to specific graduated levels over the next five years. The capital expenditure plan is subject to the graduated caps on the fixed DRR monthly charge applicable to residential and small general service customers approved in the Order. In the event the Company exceeds these caps, amounts in excess can be deferred for future recovery; however, the remaining capital expenditure plan to be included for recovery in future DRR filings, estimated to be approximately $100 million to $120 million for 2016 and 2017, is not expected to exceed those caps. The Order also approved the Company's commitment that the DRR can only be further extended as part of a base rate case. In total, the Company has made capital investments on projects that are now in-service under the DRR totaling $232 million as of September 30, 2016, of which $204 million has been approved for recovery in the DRR through December 31, 2015. Regulatory assets associated with post-in-service carrying costs and depreciation deferrals were $22.9 million and $18.2 million at September 30, 2016 and December 31, 2015, respectively. In August 2016, the Company received approval to adjust the DRR rates, effective September 1, 2016, for recovery of costs incurred through December 31, 2015.

Given the extension of the DRR through 2017, as discussed above, and the continued ability to defer other capital expenses under House Bill 95, it is anticipated that the Company will not file a general rate case for the inclusion in rate base of the above costs until the expiration of the DRR.

The PUCO has also issued Orders approving the Company's filings under Ohio House Bill 95. These Orders approve deferral of the Company’s Ohio capital expenditure program for items not covered by the DRR as well as expenditures necessary to comply with PUCO rules, regulations, orders, and system expansion to some new customers. Ohio House Bill 95 Orders also have established a prospective bill impact evaluation on the cumulative deferrals, limiting the total deferrals at a level which would equal $1.50 per residential and small general service customer per month. As of September 30, 2016, the Company's deferrals have not reached this bill impact cap. On May 2, 2016, the Company submitted its most recent annual report required under its House Bill 95 Order. This report covers the Company's capital expenditure program through calendar year 2016.

Pipeline and Hazardous Materials Safety Administration (PHMSA)
On March 18, PHMSA published a notice of proposed rulemaking (NPRM) on the safety of gas transmission and gathering lines. The proposed rule addresses many of the remaining requirements of the 2011 Pipeline Safety Act, with a particular focus on extending integrity management rules to address a much larger portion of the natural gas infrastructure and adds requirements to address broader threats to the integrity of a pipeline system.  The Company is evaluating the impact that these proposed rules will have on its integrity management programs and transmission and distribution systems. Further, the Company is reviewing the Underground Natural Gas Storage Safety Recommendations from a joint Department of Energy and PHMSA led interagency task force. PHMSA has final rules pending that address requirements related to plastic pipe, operator qualifications, valve installation and rupture detection, and underground storage integrity management.  Each of these rules is expected to be published by PHMSA in 2017.  Additionally, PHMSA has recently finalized a rule on excess flow valves, which will go into effect in 2017. These rules will increase the potential for capital expenditures and increase operating and maintenance expenses.  The Company believes that the cost to comply with these new rules would be considered federally mandated costs and therefore should be recoverable using the regulatory recovery mechanisms referenced above.

Electric Rate & Regulatory Matters

SIGECO Electric Environmental Compliance Filing
On January 28, 2015, the IURC issued an Order (January Order) approving the Company’s request for approval of capital investments in its coal-fired generation units to comply with new EPA mandates related to mercury and air toxic standards (MATS) effective in 2015 and to address an outstanding Notice of Violation (NOV) related to sulfur trioxide emissions from the EPA. As of September 30, 2016, approximately $30 million has been spent on equipment to control mercury in both air and water emissions, and $40 million to address the issues raised in the NOV. The total investment is estimated to be between $70 million and $75 million. The Order approved the Company’s request for deferred accounting treatment, as supported by provisions under Indiana Senate Bill 29 (Senate Bill 29) and Senate Bill 251. The accounting treatment includes the deferral of depreciation and property tax expense related to these investments, accrual of post-in-service carrying costs, and deferral of incremental operating expenses related to compliance with these standards. The initial phase of the projects went into service in 2014, with the remaining investment occurring in 2015 and 2016. As of September 30, 2016, the Company has approximately $5.8 million deferred related to depreciation, property tax, and operating expense, and $2.3 million deferred related to post-in-service carrying costs.

In June 2015, Joint Appellants’ Citizens Action Coalition of Indiana, Inc., Sierra Club, Inc., and Valley Watch, Inc. (the appellants) challenged the IURC's January Order. On October 29, 2015, the Indiana Court of Appeals issued an opinion that affirmed the IURC’s findings with regard to equipment required to comply with MATS and certain national pollutant discharge elimination system rules (approximately $35 million) but remanded the case to the IURC to determine whether a certificate of public convenience and necessity (CPCN) should be issued for the equipment required by the NOV (approximately $40 million). On June 22, 2016, the IURC issued an Order granting Vectren a CPCN for the NOV-required equipment. On July 21, 2016, the appellants initiated an appeal of the IURC's June 22, 2016 Order challenging the findings made by the IURC. The Company believes the IURC decision is well founded and will ultimately be upheld. The outcome of the appeal is expected in 2017.

SIGECO Electric Demand Side Management (DSM) Program Filing
On August 31, 2011, the IURC issued an Order approving an initial three-year DSM plan in the SIGECO electric service territory that complied with the IURC’s energy saving targets. Consistent with the Company’s proposal, the Order approved, among other items, the following: 1) recovery of costs associated with implementing the DSM Plan; 2) the recovery of a performance incentive mechanism based on measured savings related to certain DSM programs; and 3) lost margin recovery associated with the implementation of DSM programs for large customers. On June 20, 2012, the IURC issued an Order approving a small customer lost margin recovery mechanism, inclusive of all previous deferrals. For the nine months ended September 30, 2016 and 2015, the Company recognized electric utility revenue of $8.2 million and $7.5 million, respectively, associated with this approved lost margin recovery mechanism.

On March 28, 2014, Indiana Senate Bill 340 was signed into law. This legislation ended electric DSM programs on December 31, 2014 that had been conducted to meet the energy savings requirements established by the IURC in 2009. The legislation also allows for industrial customers to opt out of participating in energy efficiency programs. As of January 1, 2016, approximately 80 percent of the Company’s eligible industrial load has opted out of participation in the applicable energy efficiency programs. The Company filed a request for IURC approval of a new portfolio of DSM programs on May 29, 2014 to be offered in 2015. On October 15, 2014, the IURC issued an Order approving a Settlement between the OUCC and the Company regarding the new portfolio of DSM programs effective January 2015, and new programs for 2015 were implemented during the first quarter of 2015.

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

FERC Return on Equity (ROE) Complaints
On November 12, 2013, certain parties representing a group of industrial customers filed a joint complaint with the FERC under Section 206 of the Federal Power Act against the MISO and various MISO transmission owners, including SIGECO (first complaint case). The joint parties sought to reduce the 12.38 percent ROE used in the MISO transmission owners’ rates, including SIGECO’s formula transmission rates, to 9.15 percent covering the refund period from November 12, 2013 through February 11, 2015 (first refund period). On September 28, 2016, the FERC issued a final order authorizing a 10.32 percent base ROE for the first refund period and prospectively through the date of the order in a second complaint case as detailed below.

A second customer complaint case was filed on February 11, 2015 covering the refund period from February 12, 2015 through May 11, 2016 (second refund period). An initial decision from the FERC administrative law judge on June 30, 2016, authorized a base ROE of 9.70 percent for the second refund period. The FERC is expected to rule on the proposed order in the second complaint case in 2017, which will authorize a base ROE for this period and prospectively from the date of the order.

Separately, on January 6, 2015, the FERC approved a MISO transmission owner joint request for an adder to the approved ROE. Under FERC regulations, transmission owners that are part of a Regional Transmission Organization (RTO) such as the MISO are authorized to earn an incentive of 50 basis points above the FERC approved ROE. The FERC deferred the implementation of this adder until the pending complaint is resolved. The adder will be applied retroactively from January 6, 2015 through May 11, 2016 and prospectively from the September 28, 2016 order in the first complaint case.

The Company has reflected these results in its financial statements. As of September 30, 2016, the Company had invested approximately $157.7 million in qualifying projects. The net plant balance for these projects totaled $137.7 million at September 30, 2016.

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

In July 2014, a coalition of twenty-one states, including Indiana, filed a petition with the U.S. Supreme Court seeking review of the decision of the appellate court that found the EPA appropriately based its decision to list coal and oil fired generation units as a source of the pollutants at issue solely on those pollutants’ impact on public health. On June 29, 2015, the U.S. Supreme Court reversed the appellate court decision on the basis of the EPA’s failure to consider costs before determining whether it was appropriate and necessary to regulate steam electric generating units under Section 112 of the Clean Air Act. The Court did not vacate the rule, but remanded the MATS rule to the appellate court for further proceedings consistent with the opinion. In April 2016, in response to the Court's remand, the EPA affirmed its earlier conclusion in a Supplemental Finding, and in June 2016, a coalition of states and other stakeholders filed challenges to the Supplemental Finding. MATS compliance was required to commence April 16, 2015, and the Company continues to operate in full compliance with the MATS rule.

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

In June 2015, Joint Appellants’ Citizens Action Coalition of Indiana, Inc., Sierra Club, Inc., and Valley Watch, Inc. (the appellants) challenged the IURC's January Order. On October 29, 2015, the Indiana Court of Appeals issued an opinion that affirmed the IURC’s findings with regard to equipment required to comply with MATS and certain national pollutant discharge elimination system rules (approximately $35 million) but remanded the case to the IURC to determine whether a certificate of public convenience and necessity (CPCN) should be issued for the equipment required by the NOV (approximately $40 million). On June 22, 2016, the IURC issued an Order granting Vectren a CPCN for the NOV-required equipment. On July 21, 2016, the appellants initiated an appeal of the IURC's June 22, 2016 Order challenging the findings made by the IURC. The Company believes the IURC decision is well founded and will ultimately be upheld. The outcome of the appeal is expected in 2017.

Ozone NAAQS
On November 26, 2014, the EPA proposed to tighten the current National Ambient Air Quality Standard (NAAQS) for ozone from the current standard of 75 parts per billion (ppb) to a level with the range of 65 to 70 ppb. On October 1, 2015, the EPA finalized a new NAAQS for ozone at the high end of the range, or 70 ppb. The EPA is expected to make final determinations as to whether a region is in attainment for the new NAAQS in 2018 based upon monitoring data from 2014-2016. While it is possible that counties in southwest Indiana could be declared in non-attainment with the new standard, and thus could have an effect on future economic development activities in the Company's service territory, the Company does not anticipate any significant compliance cost impacts from the determination given its previous investment in SCR technology for NOx control on its units. In December of 2015, the EPA proposed a supplement to the current Cross State Air Pollution Rule (CSAPR) that would require further NOx reductions during the ozone season (May - September), which was finalized in September. The Company is positioned to comply with these NOx reduction requirements through its current investment in SCR technology.

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

At September 30, 2015, the Company recorded an approximate $25 million asset retirement obligation (ARO) and that amount is unchanged at September 30, 2016. The recorded ARO reflected the present value of the approximate $35 million in estimated costs in the range above. These assumptions and estimations are subject to change in the future and could materially impact the amount of the estimated ARO.

In order to maintain current operations of the ponds, the Company has spent approximately $12 million on the reinforcement of the ash pond dams and other operational changes in 2016 to meet the more stringent 2,500 year seismic event structural and safety standard in the CCR rule.

Effluent Limitation Guidelines (ELGs)
Under the Clean Water Act, the EPA sets technology-based guidelines for water discharges from new and existing facilities. On September 30, 2015, the EPA released final revisions to the existing steam electric ELGs setting stringent technology- based water discharge limits for the electric power industry. The EPA focused this rulemaking on wastewater generated primarily by pollution control equipment necessitated by the comprehensive air regulations, specifically setting strict water discharge limits for arsenic, mercury and selenium for scrubber waste waters. The ELGs will be implemented when existing water discharge permits for the plants are renewed, with compliance activities expected to commence where operations continue, within the 2018-2023 time frame. The current wastewater discharge permit for the Brown power plant was up for renewal in October and the permit for the Culley plant, is up for renewal in December 2016. During the renewal process, existing permits remain in place. The Company is working with Indiana regulators on permit renewals which will include a compliance schedule for ELGs. In no event will compliance with the ELGs be required prior to November 2018. The ELGs work in tandem with the aforementioned CCR requirements, effectively prohibiting the use of less costly lined sediment basin options for disposal of coal combustion residuals, and virtually mandate conversions to dry bottom ash handling.

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

Current Initiatives to Increase Conservation & Reduce Emissions
The Company is committed to a policy that reduces greenhouse gas emissions and conserves energy usage. Evidence of this commitment includes:

•
Since 2005 and through 2015, the Company has achieved a reduction in emissions of CO2 of 31 percent (on a tonnage basis) through the retirement of F.B. Culley Unit 1, expiration of municipal contracts, electric conservation, the addition of renewable generation, and the installation of more efficient dense pack turbine technology.

•
Focusing the Company’s mission statement and purpose on corporate sustainability and the need to help customers conserve and manage energy costs. Vectren's annual sustainability report received Core level certification by the Global Reporting Initiative. This certification demonstrates the Company's commitment to sustainability and denotes transparency in operations;

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

•	Building a renewable energy portfolio to complement base load generation in advance of mandated renewable energy portfolio standards;

•	Evaluating potential carbon requirements with regard to new generation, other fuel supply sources, and future environmental compliance plans;

•	Further reducing the Company’s carbon footprint by building a more sustainable vehicle fleet with lower overall fuel consumption;

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

•
Helping energy producers install pipes that allow for more natural gas power generation and reduced gas flaring as well as serving distribution integrity management programs that reduce methane leaks, through its Infrastructure Services segment.

On August 3, 2015, the EPA released its final Clean Power Plan (CPP) rule which requires a 32 percent reduction in carbon emissions from 2005 levels. This results in a final emission rate goal for Indiana of 1,242 lb CO2/MWh to be achieved by 2030. The new rule gives states the option of seeking a two-year extension from the initial deadline of September 2016 to submit a final state implementation plan (SIP). Under the CPP, states have the flexibility to include energy efficiency and other measures should they choose to implement a SIP as provided in the final rule. While states are given an interim goal (1,451 lb CO2/MWh for Indiana), the final rule gives states the flexibility to shape their own emissions reduction over the 2022-2029 time period. The final rule was published in the Federal Register on October 23, 2015 and that action was immediately followed by litigation initiated by Indiana and 23 other states as a coalition challenging the rule. In January of 2016, the reviewing court denied the states’ and other parties requests to stay the implementation of the CPP pending completion of judicial review. On January 26, 2016, 29 states and state agencies, including the 24 state coalition referenced above, filed a request for immediate stay with the U.S. Supreme Court. On February 9, 2016, the U.S. Supreme Court granted a stay to delay the regulation while being challenged in court. Extensive oral argument was held in September. The stay will remain in place while the lower court concludes its review. Among other things, the stay delays the requirement to submit a final SIP by the original September 2016 deadline and could extend implementation to 2024.

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

At the time of release of the CPP, Indiana was the 5th largest carbon emitter in the nation in tons of CO2 produced from electric generation. The Company’s share of total tons of CO2 generated by Indiana's electric utilities has historically been less than 6 percent. Since 2005 through 2015, the Company has achieved a reduction in emissions of CO2 of 31 percent (on a tonnage basis) through the retirement of F.B. Culley Unit 1, expiration of municipal contracts, electric conservation, the addition of renewable generation, and the installation of more efficient dense pack turbine technology. Since emissions are further impacted by coal burn reductions and energy efficiency programs, the Company's emissions of CO2 can vary year to year. With respect to renewable generation, in 2008 and 2009, the Company executed long-term purchase power commitments for a total of 80 MW of wind energy. The Company currently has approximately 4 percent of its electricity being provided by energy sources other than coal and natural gas, due to the long-term wind contracts and landfill gas investment. With respect to CO2 emission rate, since 2005 through 2015, the Company has lowered its CO2 emission rate (as measured in lbs CO2/MWh) from 1,967 lbs CO2/MWh to 1,922 lbs CO2/MWh, for a reduction of 3 percent. The Company’s CO2 emission rate of 1,922 lbs CO2/MWh is basically the same as Indiana's average CO2 emission rate of 1,923 lbs CO2/MWh. The Company plans to consider these reductions in CO2 emissions and renewable generation in future discussions with the state to develop a possible state implementation plan.

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

In addition to the federal programs, the United States and 194 other countries agreed by consensus to limit GHG emissions beginning after 2020 in the 2015 United Nations Framework Convention on Climate Change Paris Agreement. The United States has proposed a 26-28 percent GHG emission reduction from 2005 levels by 2025. As previously noted, since 2005 through 2015, the Company has achieved reduced emissions of CO2 by 31 percent (on a tonnage basis). While the legislative outcome of the CPP rules remains uncertain, the Company will continue to monitor regulatory activity regarding GHG emission standards that may affect its electric generating units.

Integrated Resource Planning Process
As required by the state of Indiana, the Company is currently in the process of completing its 2016 Integrated Resource Plan (IRP). The state requires each electric utility to perform and submit an IRP that uses economic modeling to consider the costs and risks associated with available resource options to provide reliable electric service for the next twenty year period. During 2016, the Company has held two of three public stakeholder meetings to gather input and feedback as well as communicate results of the IRP process as it progresses. A final IRP report is expected to be submitted to the IURC for review in December 2016. While the IURC reviews these reports, it does not formally approve or reject the plans. In developing its IRP, the Company will consider both the cost to continue operating its existing generation units in a manner that complies with current and anticipated future environmental requirements, as well as various resource alternatives, such as the use of energy efficiency programs and renewable resources as part of its overall generation portfolio. Due to the Company continuing to study compliance requirements and since the IRP will be used to drive future resource decisions, the Company cannot reasonably estimate the total cost it will incur to comply with the CCR, ELG, and CPP regulations.

Further, the 2016 IRP will also evaluate the ongoing operation of the 300 MW unit at the Warrick Power Plant (Warrick Unit 4) that SIGECO and Alcoa Generating Corporation (AGC), a subsidiary of Alcoa, Inc. (Alcoa), own as tenants in common.
SIGECO's proportionate cost of the unit is included in rate base. In the first quarter of 2016, Alcoa closed its smelter operations. Historically, on-site generation owned and operated by AGC has been used to provide power to the smelter, as well as other mill operations, which will continue. Generation from Alcoa's share of Warrick Unit 4 has historically been sold into the MISO market. Alcoa's operational changes, as described above, lead to a number of uncertainties including its plans regarding the future ownership and operation of Warrick Unit 4 as well as potential environmental regulation implications under the CCR and ELG regulations. The Company is actively working with Alcoa on plans related to continued operation of Warrick Unit 4 and what operating scenarios to consider in the IRP.

The 2016 IRP will produce a variety of resource options to be considered, including a preferred resource plan. Based on the resulting analysis, the Company will develop an overall strategy that may include compliance projects on some units, possible replacement of other units, and the opportunity for the use of renewable sources. While the cost of compliance with CCR, ELG, and CPP could be significant, the Company anticipates compliance costs associated with ELG and CCR will likely be the most significant. The Company believes that all compliance costs would be considered a federally mandated cost of providing electricity, and therefore if incurred, should be recoverable either from customers through Senate Bill 251 as referenced above, Senate Bill 29, which was used by the Company to recover its initial pollution control investments or through other forms of rate recovery.

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

The costs the Company expects to incur are estimated by management using assumptions based on actual costs incurred, the timing of expected future payments, and inflation factors, among others. While the Company’s utilities have recorded all costs which they presently expect to incur in connection with activities at these sites, it is possible that future events may require remedial activities which are not presently foreseen and those costs may not be subject to PRP or insurance recovery. As of September 30, 2016 and December 31, 2015, approximately $2.5 million and $3.3 million, respectively, of accrued, but not yet spent, costs are included in Other Liabilities related to the Indiana Gas and SIGECO sites.

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

The Nonutility Group results were earnings of $24.3 million and $18.2 million for the three and nine months ended September 30, 2016, respectively, compared to earnings of $12.5 million and $18.2 million for the three and nine months ended September 30, 2015.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share amounts)	2016	2015	2016	2015
NET INCOME	$24.3	$12.5	$18.2	$18.2
CONTRIBUTION TO VECTREN BASIC EPS	$0.29	$0.15	$0.22	$0.22
NET INCOME (LOSS) ATTRIBUTED TO:
Infrastructure Services	$18.2	$9.9	$9.8	$19.6
Energy Services	6.2	3.1	8.7	(0.4)
Other Businesses	(0.1)	(0.5)	(0.3)	(1.0)

Infrastructure Services

Infrastructure Services provides underground pipeline construction and repair services through wholly owned subsidiaries Miller Pipeline, LLC (Miller or Miller Pipeline) and Minnesota Limited, LLC (Minnesota Limited).  Inclusive of holding company costs, results for Infrastructure Services' operations for the third quarter of 2016 were earnings of $18.2 million, compared to earnings of $9.9 million for the same period in the prior year. During the nine months ended September 30, 2016, Infrastructure Services earnings were $9.8 million, compared to earnings of $19.6 million year to date in 2015.

The distribution portion of the infrastructure operation continues to perform well as gas utilities across the country make significant investments in their gas infrastructure systems. This growth trend is expected to continue as utilities execute their infrastructure replacement programs. In addition to strong distribution results, quarterly results in 2016 compared to 2015 were favorably impacted by increased transmission revenues related to, among other projects, a larger project where work commenced in the third quarter of 2016. The lower year to date results from the transmission business are due largely to two large station projects completed in the first quarter of 2015, fewer transmission maintenance projects being awarded in 2016, and lower margin on those awarded contracts.

The reduction in Infrastructure Services' transmission revenues and lower margin is primarily reflective of a very competitive transmission pipeline maintenance environment that has reduced the number of projects awarded and pressured margin on projects won. This increased competition continues as other contractors adjust crews and workload as some large gas and oil projects have been delayed due to the lengthening environmental and regulatory approval process and the current low oil price environment. Those contractors continue to compete aggressively in the repair and maintenance market, resulting in fewer projects awarded to Infrastructure Services and lower margins on awarded projects. Finally, even though the start date of some of the announced pipeline projects may be further delayed in the near term, the fundamental business model related to the long cycle of transmission sector repair and maintenance work remains unchanged as demand remains high due to aging infrastructure and evolving safety and reliability regulations. Total Infrastructure Services gross revenues for the year to date period were $565.6 million, compared to gross revenues of $642.5 million for the same period in 2015.

At September 30, 2016, Infrastructure Services had an estimated backlog of blanket contracts of $445 million and bid contracts of $190 million, for a total backlog of $635 million. This compares to an estimated backlog at June 30, 2016 of $420 million for blanket contracts and $275 million for bid contracts, for a total of $695 million. The June 30, 2016 backlog included about $50 million related to a project that was delayed indefinitely in August. Total backlog at September 30, 2015 was also $635 million.

The long-term outlook for construction activity remains strong as utilities, municipalities and pipeline operators repair and replace aging natural gas and oil pipelines and related infrastructure. The continued low oil prices have resulted in some production cuts that have been predominately related to the drilling of new wells. There are significant new pipeline projects totaling approximately 13,000 miles announced primarily to be completed through 2019 that, even if further delayed, are ultimately expected to absorb resources and equipment. The result should be a gradual increase in opportunities for pipeline maintenance work and some increase in margins as the competition for maintenance work decreases. Further, evolving safety and reliability regulations are anticipated to continue to drive demand in maintenance and integrity work. On March 18, 2016, PHMSA published a notice of proposed rulemaking on the safety of gas transmission and gathering lines. The proposed rule addresses many of the remaining requirements from the 2011 Pipeline Safety Act and will likely lead to additional demand for pipeline maintenance and integrity work.

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

Energy Services

Energy Services provides energy performance contracting and sustainable infrastructure, such as renewables, distributed generation, and combined heat and power projects through its wholly owned subsidiary Energy Systems Group, LLC (ESG). Inclusive of holding company costs, Energy Services' operations were earnings of $6.2 million during the third quarter of 2016, compared to earnings of $3.1 million during the third quarter of 2015. For the nine months ended September 30, 2016, earnings were $8.7 million, compared to a loss of $0.4 million in 2015. Energy Services had record quarter and year to date revenues of $76.6 million and $191.8 million, respectively, in 2016, compared to revenues of $67.2 million in the prior year quarter and $134.0 million for the year to date period in 2015.

At September 30, 2016, the backlog of signed fixed price contracts remains high at $182 million. The backlog at September 30, 2016 is down compared to December 31, 2015 due to the significant number of contracts signed in the fourth quarter of 2015 as well as the amount of backlog converted to revenue in the first three quarters of 2016. However, the list of projects at September 30, 2016 where ESG has been selected and there is a high degree of confidence that the stated work will be performed, or sales funnel, remains high at $420 million. The Company's long-term view of the performance contracting and sustainable infrastructure opportunities remains strong as the national focus on energy conservation and security, renewable energy, and sustainability continues to grow given the expected rise in power prices across the country and customer focus on efficiency and clean energy. Expected activity in the federal sector, as well as positive indications in the public sector and sustainable infrastructure business, is reflected in the strong backlog and sales funnel. Consistent with the national focus on energy conservation and efficiency, in December 2015, the tax code section (Section 179D) allowing for federal tax deductions related to energy efficiency savings achieved was retroactively extended for 2015 through 2016. The impact of these tax deductions, net of fees, reflected in third quarter 2016 results was $1.2 million and $2.6 million year to date. Given the timing of the extension in late 2015, there was no Section 179D earnings impact in the 2015 quarterly or year to date September comparative periods' results, as the entire 2015 impact was recorded in the fourth quarter.

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

Stock Compensation
In March 2016, the FASB issued new accounting guidance which is intended to simplify several aspects of accounting for share-based payment transactions, including the income tax consequences. This ASU is effective for annual periods beginning after December 15, 2016, and relevant interim periods. Early application is permitted. Most of the Company's share based awards are settled via cash payments and are therefore not impacted by this standard. The Company does not anticipate adoption of the standard to have a significant impact on the financial statements.

Other Recently Issued Standards
Management believes other recently issued standards, which are not yet effective, will not have a material impact on the Company's financial condition, results of operations, or cash flows upon adoption.

Financial Condition

Within the Company’s consolidated group, Utility Holdings primarily funds the short-term and long-term financing needs of the Utility Group operations, and Vectren Capital Corp (Vectren Capital) funds short-term and long-term financing needs of the Nonutility Group and corporate operations.  Vectren Corporation guarantees Vectren Capital’s debt, but does not guarantee Utility Holdings’ debt.  Vectren Capital’s long-term debt, including current maturities, outstanding at September 30, 2016 approximated $334 million. As of September 30, 2016 there were no short term obligations outstanding. Utility Holdings’ outstanding long-term and short-term borrowing arrangements are jointly and severally guaranteed by its wholly owned subsidiaries and regulated utilities SIGECO, Indiana Gas, and VEDO.  Utility Holdings’ long-term debt, including current maturities, outstanding at September 30, 2016 approximated $996 million. As of September 30, 2016, Utility Holdings had $131 million short-term borrowings outstanding.  Additionally, prior to Utility Holdings’ formation, Indiana Gas and SIGECO funded their operations separately, and therefore, have long-term debt outstanding funded solely by their operations. SIGECO will also occasionally issue new tax-exempt debt to fund qualifying pollution control capital expenditures. Total Indiana Gas and SIGECO long-term debt, including current maturities, outstanding at September 30, 2016, was approximately $384 million.

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

Vectren Corporation's corporate credit rating is A-, as rated by Standard and Poor's Ratings Services (Standard and Poor's). Moody's Investor Services (Moody's) does not provide a rating for Vectren Corporation. The credit ratings of the senior unsecured debt of Utility Holdings, SIGECO and Indiana Gas, at September 30, 2016, are A-/A2, as rated by Standard and Poor's and Moody’s, respectively.  The credit ratings on SIGECO's secured debt are A/Aa3. Utility Holdings’ commercial paper has a credit rating of A-2/P-1.  The current outlook of both Moody’s and Standard and Poor’s is stable.  A security rating is not a recommendation to buy, sell, or hold securities.  The rating is subject to revision or withdrawal at any time, and each rating should be evaluated independently of any other rating.  Standard and Poor’s and Moody’s lowest level investment grade rating is BBB- and Baa3, respectively.

The Company’s consolidated equity capitalization objective is 45-55 percent of long-term capitalization. This objective may have varied, and will vary, depending on particular business opportunities, capital spending requirements, execution of long-term financing plans, and seasonal factors that affect the Company’s operations. The Company’s equity component was 50 percent and 49 percent of long-term capitalization at September 30, 2016 and December 31, 2015, respectively. Long-term capitalization includes long-term debt, including current maturities, as well as common shareholders’ equity.

Both long-term and short-term borrowing arrangements contain customary default provisions; restrictions on liens, sale-leaseback transactions, mergers or consolidations, and sales of assets; and restrictions on leverage, among other restrictions.  Multiple debt agreements contain a covenant that the ratio of consolidated total debt to consolidated total capitalization will not exceed 65 percent.  As of September 30, 2016, the Company is in compliance with all debt covenants.

Available Liquidity
The Company's A-/A2 investment grade credit ratings have allowed it to access the capital markets as needed, and as evidenced by past financing transactions, the Company believes it will have the ability to continue to do so.  The Company anticipates funding future capital expenditures and dividends principally through internally generated funds, supplemented with incremental external debt financing and cash flow generated from nonutility businesses. However, management has considered access to both short-term and long-term capital markets as a significant source of funding for capital requirements as the resources required for capital investment remain uncertain for a variety of factors including expanded environmental regulations, growth of the regulated business, and growth of Infrastructure Services and Energy Services. These regulations may result in the need to raise additional capital in the coming years. To the extent that events beyond the Company's control create uncertainty in capital markets, cost of capital and ability to access capital markets may be affected.

Utility Holdings routinely seeks approval at the IURC and the PUCO for long-term financing authority at the individual utility level. While the Company has no plans to issue any long-term financing at the utility level, this authority allows for the flexibility for each utility to issue debt and equity securities to third parties or to issue debt and equity securities to Utility Holdings and thus receive some of the proceeds from various Utility Holdings issuances to third parties on the same terms as those obtained by Utility Holdings. The majority of the long-term debt needs of the utilities is expected to be met through these debt issuances by Utility Holdings, some or all of which are then reloaned to the individual utilities. The most recent financing Orders for SIGECO and Indiana Gas were received on March 4, 2015. On June 15, 2016 an Order for long-term financing authority of $70 million of long-term debt and $75 million of equity financing was received from the PUCO for VEDO. Orders for SIGECO and Indiana Gas expire in December 2016 and the Order for VEDO expires in June 2017.

Consolidated Short-Term Borrowing Arrangements
At September 30, 2016, the Company has $600 million of short-term borrowing capacity, including $350 million for the Utility Group and $250 million for the wholly owned Nonutility Group and corporate operations.  As reduced by borrowings currently outstanding, approximately $219 million was available for the Utility Group operations and approximately $250 million was available for the wholly owned Nonutility Group and corporate operations. Both Vectren Capital’s and Utility Holdings’ short-term credit facilities are available through October 31, 2019.  These facilities are used to supplement working capital needs and also to fund capital investments and debt redemptions.

The Company has historically funded the short-term borrowing needs of Utility Holdings’ operations through the commercial paper market but maintains the ability to use the Utility Holdings' short-term borrowing facility when necessary. Following is certain information regarding these short-term borrowing arrangements.

	Utility Group Borrowings		Nonutility Group Borrowings
(In millions)	2016	2015	2016	2015
As of September 30
Balance Outstanding	$131.2	$70.2	$—	$40.8
Weighted Average Interest Rate	0.67%	0.37%	N/A	1.33%
Year to Date Average - September 30
Balance Outstanding	$28.2	$41.8	$0.3	$27.0
Weighted Average Interest Rate	0.62%	0.38%	1.60%	1.32%
Maximum Month End Balance Outstanding	$131.2	$121.5	$6.3	$69.1

	Utility Group Borrowings		Nonutility Group Borrowings
(In millions)	2016	2015	2016	2015
Quarterly Average - September 30
Balance Outstanding	$73.8	$52.9	$—	$53.0
Weighted Average Interest Rate	0.63%	0.37%	N/A	1.34%
Maximum Month End Balance Outstanding	$131.2	$70.2	$—	$56.3

New Share Issues
The Company may periodically issue new common shares to satisfy the dividend reinvestment plan and other employee benefit plan requirements. New issuances added additional liquidity of $4.6 million for nine months ended September 30, 2016 and $4.7 million for the nine months ended September 30, 2015.

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

Bonus Depreciation
On December 18, 2015, the Protecting Americans from Tax Hikes (PATH) Act was signed into law. The PATH Act allows for 50 percent bonus depreciation for property placed in service in 2015 - 2017; 40 percent in 2018; and 30 percent in 2019. Including the impact of alternative minimum tax credits that will be utilized in future periods, the extension of 50 percent bonus depreciation is expected to result in an approximate $40 million positive impact to cash flows for the 2016 tax year.

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

Specific to ESG's role as a general contractor in the performance contracting industry, at September 30, 2016, there are 47 open surety bonds supporting future performance.  The average face amount of these obligations is $9.4 million, and the largest obligation has a face amount of $51.0 million.  The maximum exposure from these obligations is limited to the level of uncompleted work and further limited by bonds issued to ESG by various subcontractors. At September 30, 2016, approximately 37 percent of work was yet to be completed on projects with open surety bonds.  A significant portion of these open surety bonds will be released within one year.  In instances where ESG operates facilities, project guarantees extend over a longer period.  In addition to its performance obligations, ESG also warrants the functionality of certain installed infrastructure generally for one year and the associated energy savings over a specified number of years.

Based on a history of meeting performance obligations and installed products operating effectively, no liability or cost has been recognized for the periods presented. Since inception, ESG has paid a de minimis amount on energy savings guarantees.

Corporate Guarantees
The Company issues parent level guarantees to certain vendors and customers of its wholly owned subsidiaries.  These guarantees do not represent incremental consolidated obligations; but rather, represent guarantees of subsidiary obligations in order to allow those subsidiaries the flexibility to conduct business without posting other forms of collateral.   At September 30, 2016, parent level guarantees support a maximum of $258 million of ESG’s performance contracting commitments, warranty obligations, project guarantees, and energy savings guarantees.

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

Planned Capital Expenditures & Investments
Utility capital expenditures are estimated at approximately $150 million for the remainder of 2016.  Nonutility capital expenditures are estimated at approximately $20 million for the remainder of 2016.

Contractual Obligations
The Company’s contractual obligations primarily consist of debt issued by SIGECO, Indiana Gas, Utility Holdings, and Vectren Capital; certain plant and nonutility plant purchase commitments, and other long-term liabilities. For the nine months ended September 30, 2016, there were no significant changes to the Company’s contractual obligations from those identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, other than those which occur in the normal and ordinary course of business and those mentioned below.

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

Comparison of Historical Sources & Uses of Liquidity

Operating Cash Flow
The Company's primary source of liquidity to fund working capital requirements has been cash generated from operations, which totaled $378.3 million and $386.6 million for the nine months ended September 30, 2016 and 2015, respectively. The decrease in cash flow from operations in 2016 compared to 2015 is driven primarily by certain weather related working capital changes and timing of tax payments due to the extension of bonus depreciation.

Financing Cash Flow
Net cash flow required for financing activities was $51.1 million during the nine months ended September 30, 2016 compared to requirements of $102.5 million in 2015. The decrease in cash flow required for financing activities was primarily related to utilization of a greater amount of cash on hand in 2015 to retire outstanding debt. Financing activity also reflects increased dividend payments in 2016.

Investing Cash Flow
Cash flow required for investing activities was $367.5 million and $365.7 million during the nine months ended September 30, 2016 and 2015, respectively. The primary use of cash in both periods reflects expenditures for utility capital expenditures.

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

ITEM 4.  CONTROLS AND PROCEDURES

Changes in Internal Controls over Financial Reporting

During the quarter ended September 30, 2016, there have been no changes to the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of September 30, 2016, the Company conducted an evaluation under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness and the design and operation of the Company's disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of September 30, 2016, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is:
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

During the third quarter of 2014, the Company was notified of claims by a group of current and former SIGECO employees (“claimants”) who participated in the Pension Plan for Salaried Employees of SIGECO (“SIGECO Salaried Plan”).  That plan was merged into the Vectren Corporation Combined Non-Bargaining Retirement Plan (“Vectren Combined Plan”) effective July 1, 2000. The claims relate to the claimants’ election for benefits to be calculated under the Vectren Combined Plan’s cash-balance formula rather than the SIGECO Salaried Plan formula.  On March 12, 2015, certain claimants filed a Class Action Complaint against the Vectren Combined Plan and the Company in federal district court requesting that a class be certified and for various relief including that the Combined Plan be reformed and benefits thereunder be recalculated. The Company denied the allegations set forth in the Complaint and moved to dismiss the case. In April 2016, the court dismissed part of the compliant but allowed the remaining claims to proceed. The court will not consider the class certification issue until after the summary judgment stage of the case. The parties are now engaged in the discovery process.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Periodically, the Company purchases shares from the open market to satisfy share requirements associated with the Company’s share-based compensation plans; however, no such open market purchases were made during the quarter ended September 30, 2016.

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

VECTREN CORPORATION
Registrant

November 3, 2016	/s/M. Susan Hardwick
M. Susan Hardwick
Executive Vice President and Chief Financial Officer
(Signing on behalf of the registrant and as Principal Accounting & Financial Officer)