Form 10-Q
period 2017-03-31
VECTREN CORP
filed 2017-05-08
CIK 1096385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Large accelerated filer ☒                                                                                                                     Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)                                         Smaller reporting company ☐
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes    ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock- Without Par Value	82,953,572	April 28, 2017
Class	Number of Shares	Date

Access to Information

Vectren Corporation makes available all SEC filings and recent annual reports free of charge through its website at www.vectren.com as soon as reasonably practicable after electronically filing or furnishing the reports to the SEC, or by request, directed to Investor Relations at the mailing address, phone number, or email address that follows:

Mailing Address: One Vectren Square Evansville, Indiana 47708	Phone Number: (812) 491-4000	Investor Relations Contact: David E. Parker Director, Investor Relations vvcir@vectren.com

Definitions

The Administration: Executive Office of the President of the United States	IRP: Integrated Resource Plan
AFUDC: allowance for funds used during construction	IURC: Indiana Utility Regulatory Commission
ASC: Accounting Standards Codification	kV: Kilovolt
ASU: Accounting Standards Update	MCF / BCF: thousands / billions of cubic feet
BTU / MMBTU: British thermal units / millions of BTU	MDth / MMDth: thousands / millions of dekatherms
DOT: Department of Transportation	MISO: Midcontinent Independent System Operator
EPA: Environmental Protection Agency	MW: megawatts
FAC: Fuel Adjustment Clause	MWh / GWh: megawatt hours / thousands of megawatt hours (gigawatt hours)
FASB: Financial Accounting Standards Board	OUCC: Indiana Office of the Utility Consumer Counselor
FERC: Federal Energy Regulatory Commission	PHMSA: Pipeline and Hazardous Materials Safety Administration
GAAP: Generally Accepted Accounting Principles	PUCO: Public Utilities Commission of Ohio
GCA: Gas Cost Adjustment	XBRL: eXtensible Business Reporting Language
IDEM: Indiana Department of Environmental Management

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VECTREN CORPORATION AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited – In millions)

	March 31, 2017	December 31, 2016
ASSETS
Current Assets
Cash & cash equivalents	$32.6	$68.6
Accounts receivable - less reserves of $6.6 & $6.0, respectively	183.5	225.3
Accrued unbilled revenues	129.8	172.4
Inventories	117.3	129.9
Recoverable fuel & natural gas costs	27.1	29.9
Prepayments & other current assets	34.8	52.7
Total current assets	525.1	678.8
Utility Plant
Original cost	6,633.9	6,545.4
Less: accumulated depreciation & amortization	2,609.0	2,562.5
Net utility plant	4,024.9	3,982.9
Investments in unconsolidated affiliates	20.4	20.4
Other utility & corporate investments	36.6	34.1
Other nonutility investments	16.1	16.1
Nonutility plant - net	429.2	423.9
Goodwill	293.5	293.5
Regulatory assets	324.8	308.8
Other assets	42.0	42.2
TOTAL ASSETS	$5,712.6	$5,800.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

VECTREN CORPORATION AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited – In millions)

	March 31, 2017	December 31, 2016
LIABILITIES & SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$242.3	$302.2
Accrued liabilities	207.5	207.7
Short-term borrowings	101.4	194.4
Current maturities of long-term debt	124.1	124.1
Total current liabilities	675.3	828.4
Long-term Debt - Net of Current Maturities	1,590.2	1,589.9
Deferred Credits & Other Liabilities
Deferred income taxes	934.5	905.7
Regulatory liabilities	462.0	453.7
Deferred credits & other liabilities	260.2	254.9
Total deferred credits & other liabilities	1,656.7	1,614.3
Commitments & Contingencies (Notes 7-11)
Common Shareholders' Equity
Common stock (no par value) – issued & outstanding 83.0 & 82.9, respectively	731.6	729.8
Retained earnings	1,060.1	1,039.6
Accumulated other comprehensive (loss)	(1.3)	(1.3)
Total common shareholders' equity	1,790.4	1,768.1
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$5,712.6	$5,800.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

VECTREN CORPORATION AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited – In millions, except per share amounts)

	Three Months Ended
	March 31,
	2017	2016
OPERATING REVENUES
Gas utility	$292.8	$281.2
Electric utility	132.1	142.1
Nonutility	199.6	161.5
Total operating revenues	624.5	584.8
OPERATING EXPENSES
Cost of gas sold	112.9	111.6
Cost of fuel & purchased power	41.2	44.2
Cost of nonutility revenues	61.8	55.3
Other operating	224.3	200.0
Depreciation & amortization	67.8	63.9
Taxes other than income taxes	15.1	17.6
Total operating expenses	523.1	492.6
OPERATING INCOME	101.4	92.2
OTHER INCOME
Equity in (losses) of unconsolidated affiliates	(0.5)	(0.2)
Other income – net	8.0	5.7
Total other income	7.5	5.5
INTEREST EXPENSE	21.3	22.1
INCOME BEFORE INCOME TAXES	87.6	75.6
INCOME TAXES	32.2	27.3
NET INCOME AND COMPREHENSIVE INCOME	$55.4	$48.3
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	82.9	82.8
DILUTED COMMON SHARES OUTSTANDING	83.0	82.8
BASIC AND DILUTED EARNINGS PER SHARE OF COMMON STOCK	$0.67	$0.58
DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$0.42	$0.40

The accompanying notes are an integral part of these condensed consolidated financial statements.

VECTREN CORPORATION AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited – In millions)

	Three Months Ended
	March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$55.4	$48.3
Adjustments to reconcile net income to cash from operating activities:
Depreciation & amortization	67.8	63.9
Deferred income taxes & investment tax credits	26.7	24.3
Provision for uncollectible accounts	1.8	2.6
Expense portion of pension & postretirement benefit cost	1.0	1.0
Other non-cash items - net	2.6	3.0
Changes in working capital accounts:
Accounts receivable & accrued unbilled revenues	82.6	86.9
Inventories	12.6	11.1
Recoverable/refundable fuel & natural gas costs	2.8	(16.8)
Prepayments & other current assets	16.8	33.3
Accounts payable, including to affiliated companies	(48.8)	(38.1)
Accrued liabilities	0.2	(0.5)
Employer contributions to pension & postretirement plans	(1.4)	(16.2)
Changes in noncurrent assets	(5.5)	(6.4)
Changes in noncurrent liabilities	(2.1)	6.0
Net cash provided by operating activities	212.5	202.4
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from dividend reinvestment plan & other common stock issuances	1.5	1.5
Requirements for:
Dividends on common stock	(34.9)	(33.2)
Retirement of long-term debt	—	(60.0)
Net change in short-term borrowings	(93.0)	(14.5)
Net cash used in financing activities	(126.4)	(106.2)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of assets and other collections	0.6	0.4
Requirements for:
Capital expenditures, excluding AFUDC equity	(123.6)	(108.7)
Changes in restricted cash	0.9	—
Net cash used in investing activities	(122.1)	(108.3)
Net change in cash & cash equivalents	(36.0)	(12.1)
Cash & cash equivalents at beginning of period	68.6	74.7
Cash & cash equivalents at end of period	$32.6	$62.6
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

Indiana Gas provides energy delivery services to approximately 597,000 natural gas customers located in central and southern Indiana. SIGECO provides energy delivery services to approximately 145,000 electric customers and approximately 112,000 gas customers located near Evansville in southwestern Indiana. SIGECO also owns and operates electric generation assets to serve its electric customers and optimizes those assets in the wholesale power market. Indiana Gas and SIGECO generally do business as Vectren Energy Delivery of Indiana. VEDO provides energy delivery services to approximately 320,000 natural gas customers located near Dayton in west central Ohio.

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

The interim condensed consolidated financial statements included in this report have been prepared by the Company, without audit, as provided in the rules and regulations of the Securities and Exchange Commission and include a review of subsequent events through the date the financial statements were issued. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted as provided in such rules and regulations. The information in this report reflects all adjustments which are, in the opinion of management, necessary to fairly state the interim periods presented, inclusive of adjustments that are normal and recurring in nature. These interim condensed consolidated financial statements and related notes should be read in conjunction with the Company’s audited annual consolidated financial statements for the year ended December 31, 2016, filed with the Securities and Exchange Commission on February 23, 2017, on Form 10-K. Because of the seasonal nature of the Company’s operations, the results shown on a quarterly basis are not necessarily indicative of annual results.

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

3. Earnings Per Share

The Company uses the two class method to calculate earnings per share (EPS). The two class method is an earnings allocation formula that treats a participating security as having rights to earnings that otherwise would have been available to common shareholders. Under the two class method, earnings for a period are allocated between common shareholders and participating security holders based on their respective rights to receive dividends as if all undistributed book earnings for the period were distributed. The amount of net income attributable to participating securities is immaterial.

Basic EPS is computed by dividing net income attributable to only the common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the impact of share-based compensation to the extent the effect is dilutive.

The following table illustrates the basic and dilutive EPS calculations for the periods presented in these financial statements.

	Three Months Ended
	March 31,
(In millions, except per share data)	2017	2016
Numerator:
Reported net income (Numerator for Basic and Diluted EPS)	$55.4	$48.3
Denominator:
Weighted average common shares outstanding (Denominator for Basic EPS)	82.9	82.8
Conversion of share based compensation arrangements	0.1	—
Adjusted weighted-average shares outstanding and assumed conversions outstanding (Denominator for Diluted EPS)	83.0	82.8

Basic and Diluted EPS	$0.67	$0.58

For the three months ended March 31, 2017 and 2016, all share-based compensation was dilutive and immaterial.

4.	Excise & Utility Receipts Taxes

Excise taxes and a portion of utility receipts taxes are included in rates charged to customers. Accordingly, the Company records these taxes billed to customers, which totaled $9.4 million in each of the three months ended March 31, 2017 and 2016, as a component of operating revenues. Expenses associated with excise and utility receipts taxes are recorded as a component of Taxes other than income taxes.

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

	Three Months Ended
	March 31,
	Pension Benefits		Other Benefits
(In millions)	2017	2016	2017	2016
Service cost	$1.6	$1.8	$—	$0.1
Interest cost	3.5	3.6	0.4	0.4
Expected return on plan assets	(5.3)	(5.7)	—	—
Amortization of prior service cost	0.1	0.1	(0.6)	(0.7)
Amortization of actuarial loss	1.9	1.8	—	—
Net periodic cost (benefit)	$1.8	$1.6	$(0.2)	$(0.2)

Employer Contributions to Qualified Pension Plans
Currently, the Company does not anticipate making contributions to its qualified pension plans in 2017.

6.	Supplemental Cash Flow Information

As of March 31, 2017 and December 31, 2016, the Company has accruals related to utility and nonutility plant purchases totaling approximately $20.1 million and $30.0 million, respectively.

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

The Company's remaining investment at March 31, 2017, shown at its 61 percent ownership share of the individual net assets of ProLiance, is as follows.

As of
March 31,
(In millions)	2017
Cash	$1.5
Investment in LA Storage	22.4
Other midstream asset investment	5.4
Total investment in ProLiance	$29.3
Included in:
Investments in unconsolidated affiliates	$19.2
Other nonutility investments	$10.1

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

Approximately 12 Bcf of the storage, which comprises three of the four FERC certified caverns, is fully tested but additional work is required to further develop the caverns. The timing and extent of development of these caverns and pipeline system is dependent on market conditions, including pricing, need for storage and transmission capacity, and development of the liquefied natural gas market, among other factors. To date, development activity has been modest due to the current low demand for storage facilities. The current FERC development permit expires in June 2017 and currently, SEI does not plan to renew the permit. The development of the storage market and related pricing are critical assumptions in the analysis of the recoverability of the investment's carrying value. As of March 31, 2017 and December 31, 2016, ProLiance's investment in the joint venture was $36.7 million.

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

Specific to ESG's role as a general contractor in the performance contracting industry, at March 31, 2017, there are 56 open surety bonds supporting future performance. The average face amount of these obligations is $9.8 million, and the largest obligation has a face amount of $75.9 million. The maximum exposure from these obligations is limited to the level of uncompleted work and further limited by bonds issued to ESG by various contractors. At March 31, 2017, approximately 38.3 percent of work was yet to be completed on projects with open surety bonds. A significant portion of these open surety bonds will be released within one year. In instances where ESG operates facilities, project guarantees extend over a longer period.  In addition to its performance obligations, ESG also warrants the functionality of certain installed infrastructure generally for one year and the associated energy savings over a specified number of years.

Based on a history of meeting performance obligations and installed products operating effectively, no liability or cost has been recognized for the periods presented as the Company assesses the likelihood of loss as remote. Since inception, ESG has paid a de minimis amount on energy savings guarantees.

Corporate Guarantees & Other Support
The Company issues parent level guarantees to certain vendors and customers of its wholly owned subsidiaries. These guarantees do not represent incremental consolidated obligations; but rather, represent guarantees of subsidiary obligations in order to allow those subsidiaries the flexibility to conduct business without posting other forms of collateral. At March 31, 2017, parent level guarantees support a maximum of $327 million of ESG’s performance contracting commitments, warranty obligations, project guarantees, and energy savings guarantees. Given the infrequent occurrence of any performance shortfalls historically on any of these commitments, no reserve for a potential liability has been deemed warranted.

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

The Company has not been called on to perform under these guarantees historically. While there can be no assurance that performance under these provisions will not be required in the future, the Company believes that the likelihood of a material amount being incurred under these provisions is remote given the nature of the projects, the manner in which the savings estimates are developed, and the fact that the value of the guarantees decrease over time as actual energy savings are achieved by the customer.

The Company, from time to time, and primarily through Vectren Capital Corporation (Vectren Capital), issues letters of credit that support consolidated operations. At March 31, 2017, letters of credit outstanding total $30 million.

Commitments
The Company's regulated utilities have both firm and non-firm commitments, some of which are between five and twenty year agreements to purchase natural gas, electricity, and coal, as well as certain transportation and storage rights. Costs arising from these commitments, while significant, are pass-through costs, generally collected dollar-for-dollar from retail customers through regulator-approved cost recovery mechanisms.

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

Indiana Recovery and Deferral Mechanisms
The Company's Indiana natural gas utilities received Orders in 2008 and 2007 associated with the most recent base rate cases. These Orders authorized the deferral of financial impacts associated with bare steel and cast iron replacement activities. The Orders provide for the deferral of depreciation and post-in-service carrying costs on qualifying projects totaling $20 million annually at Indiana Gas and $3 million annually at SIGECO. The debt-related post-in-service carrying costs are currently recognized in the Consolidated Statements of Income. The recording of post-in-service carrying costs and depreciation deferral is limited by individual qualifying project to three years after being placed into service at SIGECO and four years after being placed into service at Indiana Gas. At March 31, 2017 and December 31, 2016, the Company has regulatory assets totaling $22.3 million and $21.9 million, respectively, associated with the deferral of depreciation and debt-related post-in-service carrying cost activities. Beginning in 2014, all bare steel and cast iron replacement activities are now part of the Company’s seven-year capital investment plan discussed below.

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

In March 2016, the IURC issued an Order re-approving approximately $890 million of the Company’s gas infrastructure modernization projects requested in the third update of the Plan, and approving the inclusion in rates of actual investments made through June 30, 2015. While most of the proposed capital spend has been approved as proposed, approximately $80 million of projects were not approved for recovery through the mechanisms pursuant to these filings. Specifically, the Company proposed to add a new project to its Plan pursuant to Senate Bill 560 totaling approximately $65 million. The project, which consists of a 20-mile transmission line and other related investments required to support industrial customer growth and ongoing system reliability in the Lafayette, Indiana area, as well as allows the Company to further diversify its gas supply portfolio via access to shale gas in the Marcellus and Utica reserves, was excluded for recovery under the Plan. The IURC stated because the project was not in the original plan filed in 2013, it does not qualify for cost recovery under Senate Bill 560. In the Order, the IURC did pre-approve the project for rate base inclusion upon the filing of the next base rate case. The Company believes such plan updates should be expected to accommodate new projects that emerge during the term of the plan as ongoing risk assessments determine new projects are required. The Company filed an appeal of the March 2016 Order on April 29, 2016 to challenge the IURC's finding which limits the scope of the Plan updates. On April 27, 2017, the Indiana Court of Appeals denied the Company's appeal of the Order. The Company is evaluating its options related to the Plan update issue, but as noted herein the project at issue was previously approved by the IURC for recovery in the Company's next general base rate case. Further, the Company does not expect similar issues related to updating future plan filings as the project inclusion process is now better understood by all parties.

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

At March 31, 2017 and December 31, 2016, the Company has regulatory assets related to the Plan totaling $54.9 million and $51.1 million, respectively.

On April 3, 2017, the Company submitted its sixth semi-annual filing, seeking approval for recovery of an additional $69.1 million of capital investments made through December 31, 2016.  A procedural schedule has not been set in this proceeding; however the Company expects an order mid-2017.

Ohio Recovery and Deferral Mechanisms
The PUCO Order approving the Company's 2009 base rate case in the Ohio service territory authorized a distribution replacement rider (DRR). The DRR's primary purpose is recovery of investments in utility plant and related operating expenses associated with replacing bare steel and cast iron pipelines, as well as certain other infrastructure investments. This rider is updated annually for qualifying capital expenditures and allows for a return on those capital expenditures based on the rate of return approved in the 2009 base rate case. In addition, deferral of depreciation and the ability to accrue debt-related post-in-service carrying costs is also allowed until the related capital expenditures are included in the DRR. The Order also initially established a prospective bill impact evaluation on the annual deferrals. On February 19, 2014, the PUCO issued an Order approving a Stipulation entered into by the PUCO Staff and the Company which provided for the extension of the DRR for the recovery of costs incurred through 2017 and expanded the types of investment covered by the DRR to include recovery of certain other infrastructure investments. The Order limits the resulting DRR fixed charge per month for residential and small general service customers to specific graduated levels through 2017. The capital expenditure plan is subject to the graduated caps on the fixed DRR monthly charge applicable to residential and small general service customers approved in the Order. In the event the Company exceeds these caps, amounts in excess can be deferred for future recovery. The Order also approved the Company's commitment that the DRR can only be further extended as part of a base rate case. In total, the Company has made capital investments on projects that are now in-service under the DRR totaling $269.7 million as of March 31, 2017, of which $204.0 million has been approved for recovery under the DRR through December 31, 2015. On May 1, 2017, the Company submitted its annual request for an adjustment in the DRR rates to recover an additional $57.1 million of capital investments made through December 31, 2016. Regulatory assets associated with post-in-service carrying costs and depreciation deferrals were $25.9 million and $24.4 million at March 31, 2017 and December 31, 2016, respectively.

The PUCO has also issued Orders approving the Company's filings under Ohio House Bill 95. These Orders approve deferral of the Company’s Ohio capital expenditure program for items not covered by the DRR as well as expenditures necessary to comply with PUCO rules, regulations, orders, and system expansion to some new customers. Ohio House Bill 95 Orders also established a prospective bill impact evaluation on the cumulative deferrals, limiting the total deferrals at a level which would equal $1.50 per residential and small general service customer per month. At March 31, 2017 and December 31, 2016, the Company has regulatory assets totaling $46.7 million and $41.9 million, respectively, associated with the deferral of depreciation, post-in-service carrying costs, and property taxes. As of March 31, 2017, the Company's deferrals have not reached this bill impact cap. On May 1, 2017, the Company submitted its most recent annual report required under its House Bill 95 Order. This report covers the Company's capital expenditure program through calendar year 2017.

Given the extension of the DRR through 2017, as discussed above, and the continued ability to defer other capital expenses under House Bill 95, it is anticipated that the Company will file a general rate case for the inclusion in rate base of the above costs in early 2018.

Pipeline and Hazardous Materials Safety Administration (PHMSA)
In March 2016, PHMSA published a notice of proposed rulemaking (NPRM) on the safety of gas transmission and gathering lines. The proposed rule addresses many of the remaining requirements of the 2011 Pipeline Safety Act, with a particular focus on extending integrity management rules to address a much larger portion of the natural gas infrastructure and adds requirements to address broader threats to the integrity of a pipeline system. The Company is evaluating the impact these proposed rules will have on its integrity management programs and transmission and distribution systems. Progress on finalizing the rule continues to work through the administrative process. It is expected that the rule will be finalized in 2018 and the Company believes the costs to comply with the new rules would be considered federally mandated and therefore should be recoverable.

In December 2016, PHMSA issued final rules related to integrity management for storage operations. Efforts are underway to implement the new requirements. Further, the Company reviewed the Underground Natural Gas Storage Safety Recommendations from a joint Department of Energy and PHMSA led task force. These rules could increase the potential for capital expenditures and increase operating and maintenance expenses. The Company believes that the cost to comply with these new rules would be considered federally mandated and therefore should be recoverable using various regulatory recovery mechanisms.

Additionally, PHMSA finalized a rule on excess flow valves, which went into effect in April 2017. At the customer's request, excess flow valves will be installed at the customer's cost.

10. Electric Rate & Regulatory Matters

Regulatory Treatment of Investments in Electric Infrastructure
On February 23, 2017, the Company filed for authority to recover costs related to its electric system modernization plan, using the mechanism allowed under Senate Bill 560. The electric system modernization plan includes investments to upgrade portions of the Company’s network of substations, transmission and distribution systems, to enhance reliability and allow the grid to accept advanced technology to improve the information and service provided to customers. The filing requests the recovery of associated capital expenditures estimated to be approximately $500 million over the seven-year period beginning in 2017. A field hearing in this proceeding was held on May 2, 2017. Testimony from the public provided during this hearing will be considered by the IURC in this case. Filed testimony of intervening parties is required by May 4, 2017. An evidentiary hearing has been scheduled for June 26, 2017. Under the timeline provided by Senate Bill 560, the Company expects an order in September 2017.

Renewable Generation Resources
On February 22, 2017, the Company also filed for authority to recover costs related to the construction of three solar projects, using the mechanism allowed under Senate Bill 29, which allows for timely recovery of costs and expenses incurred during the construction and operation of clean energy projects. These investments, presented as part of the Company’s Integrated Resource Plan (IRP) submitted in December 2016, allow the Company to add approximately 4 MW of universal solar generation, rooftop solar generation, and 1 MW of battery storage resources to its portfolio. See more information on the IRP below in Environmental & Sustainability Matters. The cost of the projects is estimated to be approximately $15 million. Filed testimony of intervening parties is required by May 11, 2017. An evidentiary hearing has been scheduled for June 15, 2017, and the Company expects an order by the end of 2017.

SIGECO Electric Environmental Compliance Filing
On January 28, 2015, the IURC issued an Order approving the Company’s request for approval of capital investments in its coal-fired generation units to comply with new EPA mandates related to mercury and air toxic standards (MATS) effective in 2015 and to address an outstanding Notice of Violation (NOV) from the EPA pertaining to its A.B. Brown generating station sulfur trioxide emissions. The MATS rule sets emission limits for hazardous air pollutants for existing and new coal-fired power plants and identifies the following broad categories of hazardous air pollutants: mercury, non-mercury hazardous air pollutants (primarily arsenic, chromium, cobalt, and selenium), and acid gases (hydrogen cyanide, hydrogen chloride, and hydrogen fluoride). The rule imposes mercury emission limits for two sub-categories of coal and proposed surrogate limits for non-mercury and acid gas hazardous air pollutants.

As of March 31, 2017, $30 million has been spent on equipment to control mercury in both air and water emissions, and $40 million to address the issues raised in the NOV. The Order approved the Company’s request for deferred accounting treatment, as supported by provisions under Indiana Senate Bill 29 and Senate Bill 251. The accounting treatment includes the deferral of depreciation and property tax expense related to these investments, accrual of post-in-service carrying costs, and deferral of incremental operating expenses related to compliance with these standards. These costs will be included for recovery no later than the next rate case. The initial phase of the projects went into service in 2014, with the remaining investment going into service in 2016. As of March 31, 2017, the Company has approximately $9.0 million deferred related to depreciation and operating expense, and $3.3 million deferred related to post-in-service carrying costs. MATS compliance was required beginning April 16, 2015, and the Company continues to operate in full compliance with the MATS rule.

In June 2015, Joint Appellants’ Citizens Action Coalition of Indiana, Inc., Sierra Club, Inc., and Valley Watch, Inc. (the appellants) challenged the IURC's January 2015 Order. On October 29, 2015, the Indiana Court of Appeals issued an opinion that affirmed the IURC’s findings with regard to equipment required to comply with MATS and certain national pollutant discharge elimination system rules but remanded the case to the IURC to determine whether a certificate of public convenience and necessity (CPCN)

should be issued for the equipment required by the NOV. On June 22, 2016, the IURC issued an Order granting the Company a CPCN for the NOV-required equipment. On July 21, 2016, the appellants initiated an appeal of the IURC's June 22, 2016 Order challenging the findings made by the IURC. On February 14, 2017, the Court affirmed the IURC's June 22, 2016 Order.

SIGECO Electric Demand Side Management (DSM) Program Filing
On August 31, 2011, the IURC issued an Order approving an initial three-year DSM plan in the Company's electric service territory that complied with the IURC’s energy saving targets. Consistent with the Company’s proposal, the Order approved, among other items, the following: 1) recovery of costs associated with implementing the DSM Plan; 2) the recovery of a performance incentive mechanism based on measured savings related to certain DSM programs; and 3) lost margin recovery associated with the implementation of DSM programs for large customers. On June 20, 2012, the IURC issued an Order approving a small customer lost margin recovery mechanism, inclusive of all previous deferrals. For the three months ended March 31, 2017 and 2016, the Company recognized electric utility revenue of $3.0 million and $2.6 million, respectively, associated with this approved lost margin recovery mechanism.

On March 28, 2014, Indiana Senate Bill 340 was signed into law. The legislation allows for industrial customers to opt out of participating in energy efficiency programs and as a result of this legislation, most of the Company’s eligible industrial customers have since opted out of participation in the applicable energy efficiency programs.

Indiana Senate Bill 412 (Senate Bill 412) requires electricity suppliers to submit energy efficiency plans to the IURC at least once every three years. Senate Bill 412 also requires the recovery of all program costs, including lost revenues and financial incentives associated with those plans and approved by the IURC. The Company made its first filing pursuant to this bill in June 2015, which proposed energy efficiency programs for calendar years 2016 and 2017. On March 23, 2016, the IURC issued an Order approving the Company’s 2016-2017 energy efficiency plan. The Order provides for cost recovery of program and administrative expenses and includes performance incentives for reaching energy savings goals. The Order also included a lost margin recovery mechanism that now limits that recovery related to new programs to the shorter of four years or the life of the installed energy efficiency measure. Prior electric energy efficiency orders did not limit lost margin recovery in this manner. This ruling follows other recent IURC decisions implementing the same lost margin recovery limitation with respect to other electric utilities in Indiana. The Company appealed this lost margin recovery restriction based on the Company’s commitment to promote and drive participation in its energy efficiency programs.

On March 7, 2017, the Court of Appeals reversed the IURC finding on the Company's 2016-2017 energy efficiency plan that the four year cap on lost margin recovery was arbitrary and the IURC failed to properly interpret the governing statute requiring it to review the utility's originally submitted DSM proposal and either approve or reject it as a whole, including the proposed lost margin recovery. The case has been remanded back to the Commission for further proceedings to determine the reasonableness of the Company's entire energy efficiency plan.

On April 10, 2017, the Company submitted its request for approval of its Energy Efficiency Plan for calendar years 2018 through 2020. Consistent with prior filings, this filing included a request for continued cost recovery of program and administrative expenses, including performance incentives for reaching energy savings goals and continued recovery of lost margins over the life of the installed energy efficiency measure.  A procedural schedule has not been set in this proceeding; however an order is expected by the end of 2017.

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
The Company has reflected these results in its financial statements. As of March 31, 2017, the Company had invested approximately $157.7 million in qualifying projects. The net plant balance for these projects totaled $136.0 million at March 31, 2017.

On April 14, 2017, the U.S. Court of Appeals for the District of Columbia circuit vacated the FERC Opinion in a prior case that established a new methodology for calculating ROE. This methodology was utilized in the final order in the Company's first complaint case, and the initial decision in the Company's second complaint case. The Appeals Court stated that FERC did not prove the existing ROE was not just and reasonable and also failed to provide any reasoned basis for their selected ROE. The Company will continue to monitor this proceeding and evaluate any potential impacts on the Company's complaint cases but would not expect them to be material.

11.  Environmental & Sustainability Matters

The Company initiated a corporate sustainability program in 2012 with the publication of the initial corporate sustainability report. Since that time the Company continues to develop strategies that focus on those environmental, social and governance (ESG) factors that contribute to the long-term growth of a sustainable business model. As detailed further below and in the upcoming corporate sustainability report for 2016, the Company continues to set out its plans, among other things, to upgrade and diversify its generation portfolio. The sustainability policies and efforts, and in particular its policies and procedures designed to ensure compliance with applicable laws and regulations, are directly overseen by the Company's Corporate Responsibility and Sustainability Committee, as well as vetted with the Company's Board of Directors. Further discussion of key goals, strategies, and governance practices can be found in the Company’s latest sustainability report, which received core level certification from the Global Reporting Initiative.

The Company is subject to extensive environmental regulation pursuant to a variety of federal, state, and municipal laws and regulations. These environmental regulations impose, among other things, restrictions, liabilities, and obligations in connection with the storage, transportation, treatment, and disposal of hazardous substances and limit airborne emissions from electric generating facilities including particulate matter, sulfur dioxide (SO2), nitrogen oxide (NOx), and mercury, among others. Environmental legislation and regulation also requires that facilities, sites, and other properties associated with the Company's operations be operated, maintained, abandoned, and reclaimed to the satisfaction of applicable regulatory authorities. The Company's current costs to comply with these laws and regulations are significant to its results of operations and financial condition. Similar to the costs associated with federal mandates in the Pipeline Safety Law, Senate Bill 251 is also applicable to federal environmental mandates impacting SIGECO's electric operations.

Integrated Resource Planning Process

As required by the state of Indiana, the Company completed its 2016 Integrated Resource Plan (IRP) and submitted to the IURC on December 16, 2016. The state requires each electric utility to perform and submit an IRP that uses economic modeling to consider the costs and risks associated with available resource options to provide reliable electric service for the next twenty year period. During 2016, the Company held three public stakeholder meetings to gather input and feedback as well as communicate results of the IRP process as it progressed. In developing its IRP, the Company considered both the cost to continue operating its existing generation units in a manner that complies with current and anticipated future environmental requirements, as well as various resource alternatives, such as the use of energy efficiency programs and renewable resources as part of its overall generation portfolio. After submission, parties to the IRP provide comments on the plan. While the IURC does not approve or reject the IRP, comments received are taken into consideration, ultimately resulting in a report issued by the IURC, likely in the summer of 2017.

Currently, the Company operates approximately 1,000 MW of coal-fired generation, 245 MW of natural gas peaking units, and 3 MW via a landfill-gas-to-electricity facility. The Company also has 80 MW of wind power through two long-term power purchase agreements and 32 MW of coal generation through its ownership in OVEC. The Company’s 2016 IRP preferred portfolio illustrates a future less reliant on coal. The twenty year plan reflects the retirement of a portion of the Company’s current coal-fired fleet, transitions a significant portion of generation to natural gas and includes new renewable energy sources, specifically universal solar. The detailed plan would introduce approximately 54 MW of universal solar installed by 2019. The plan suggests the Company will exit its joint operations of Warrick Unit 4, a 300 MW unit shared with Alcoa, by 2020. The Company would complete upgrades to its existing coal-fired F.B. Culley Unit 3, a 270-megawatt unit, to comply with federal water regulations specific to the Effluent Limitations Guidelines (ELG) around 2023 in order to keep the unit in operation. As discussed in more detail in the ELG section below, the EPA has administratively stayed the compliance deadlines in the ELG rule pending reconsideration. In 2024, the IRP points to the retirement of coal-fired A.B. Brown plant Units 1 & 2 along with F.B. Culley Unit 2, collectively representing 580 MW. This generation would be replaced by a newly constructed combined cycle natural gas plant, with the capability of producing approximately 890 MW by 2024. In addition, the Company intends to continue to offer energy efficiency programs annually. Similarly, as discussed in more detail below, the short-term uncertainties related to ELG implementation are not expected to have a significant impact on the Company’s long term preferred generation plan.

The Company’s IRP considered a broad range of potential resources and variables and is focused on ensuring it offers a reliable, reasonably priced generation portfolio as well as a balanced energy mix. The Company plans to finalize this generation portfolio transition plan and submit a regulatory filing, including construction timelines and costs of new generation resources, as well as necessary unit retrofits, to the IURC in late 2017 to begin the generation transition process. The Company will seek approval of its generation plan, including timely recovery of all federally mandated compliance costs, as well as the authority to defer the cost of new generation until the time of a rate case.

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

The current wastewater discharge permit for the A.B. Brown power plant had an expiration date of October 2016 and, for the F.B. Culley plant, a date of December 2016, and final renewals were issued by the state environmental agency in February 2017 and March 2017, respectively. As part of the permit renewals, the Company requested alternate compliance dates for ELGs. Compliance with the ELGs will not be required prior to November 2018, but no later than December 31, 2023. For plants identified in the Company’s preferred IRP to be retired prior to December 31, 2023, the Company has requested those plants would not require new treatment technology, which was approved by the state agency provided that the Company notifies the state within one year of issuance of the renewal of its intent to retire the unit. For the F.B. Culley plant, the Company has proposed a 2020 compliance date for dry bottom ash and 2023 compliance date for flue gas desulfurization wastewater, which was approved by the state and finalized in the permit renewal.

On April 13, 2017, as part of the Administration's regulatory reform initiative, which is focused on the number and nature of regulations, the EPA granted petitions to reconsider the ELG rule, and indicated it would stay the current implementation deadlines in the rule during the pendency of the reconsideration. With publication in the federal register, the EPA will be seeking public comment on the stay of the ELG implementation deadlines. The EPA has also indicated it intends to seek a stay of the current judicial review litigation in federal district court. As the Company does not currently have short-term ELG implementation deadlines in its recently renewed wastewater discharge permits, the Company does not currently anticipate immediate impacts from the EPA’s administrative stay of implementation deadlines due to the longer compliance time frames granted by the state, and will continue to work with the state agency to evaluate further implementation plans. The Company believes the stay of the ELG implementation deadlines do not impact its preferred generation plan as modeled in the IRP due to comparable ash handling restrictions required by the CCR rule which is not subject to an administrative stay; however, on May 3, 2017, a coalition of environmental organizations filed a challenge to the stay in the U.S. District Court for the District of Columbia.

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

Air Quality

Ozone NAAQS
On November 26, 2014, the EPA proposed to tighten the current National Ambient Air Quality Standard (NAAQS) for ozone from the current standard of 75 parts per billion (ppb) to a level within the range of 65 to 70 ppb. On October 1, 2015, the EPA finalized a new NAAQS for ozone at the high end of the range, or 70 ppb. On September 16, 2016, Indiana submitted its initial determination to the EPA recommending that counties in southwest Indiana, specifically Vanderburgh, Posey and Warrick, be declared in attainment of the new more stringent ozone standard based upon air monitoring data from 2014-2016. The EPA was expected to make final determinations as to whether a region is in attainment for the new NAAQS in 2017; however, in a March filing challenging the new standard, the EPA filed a request to stay the litigation pending a potential review of the ozone standard by the agency. While the future of the current ozone standard is not certain, it is possible counties in southwest Indiana could be declared in non-attainment with the current ozone standard, and thus could have an effect on future economic development activities in the Company's service territory. The Company does not anticipate any significant compliance cost impacts from the determination given its previous investment in SCR technology for NOx control on its units. In September 2016, the EPA finalized a supplement to the Cross State Air Pollution Rule (CSAPR) that requires further NOx reductions during the ozone season (May - September). The Company is positioned to comply with these NOx reduction requirements through its current investment in SCR technology.

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

Climate Change

On August 3, 2015, the EPA released its final CPP rule which requires a 32 percent reduction in carbon emissions from 2005 levels. This results in a final emission rate goal for Indiana of 1,242 lb CO2/MWh to be achieved by 2030. The new rule gives states the option of seeking a two-year extension from the initial deadline of September 2016 to submit a final state implementation plan (SIP). In March 2017, the EPA withdrew a Federal Implementation Plan (FIP) as a compliance option. Under the CPP, states have the flexibility to include energy efficiency and other measures should they choose to implement a SIP as provided in the final rule. While states are given an interim goal (1,451 lb CO2/MWh for Indiana), the final rule gives states the flexibility to shape their own emissions reduction over the 2022-2029 time period. The final rule was published in the Federal Register on October 23, 2015, and that action was immediately followed by litigation initiated by Indiana and 23 other states as a coalition challenging the rule. In January 2016, the reviewing court denied the states’ and other parties requests to stay the implementation of the CPP pending completion of judicial review. On January 26, 2016, 29 states and state agencies, including the 24 state coalition referenced above, filed a request for immediate stay of implementation of the rule with the U.S. Supreme Court. On February 9, 2016, the U.S. Supreme Court granted the stay request to delay the implementation of the regulation while being challenged in court. Extensive oral argument was held in September 2016. The stay will remain in place while the lower court concludes its review. Among other things, the stay delays the requirement to submit a final SIP by the original September 2016 deadline and could extend implementation to 2024. In March 2017, as part of the ongoing regulatory reform efforts of the Administration, the EPA has filed a motion with the U.S. Court of Appeals for the District of Columbia circuit to suspend litigation pending the EPA’s reconsideration of the CPP rule, which was granted on April 28, 2017.

At the time of release of the CPP, Indiana was the 5th largest carbon emitter in the nation in tons of CO2 produced from electric generation. The Company’s share of total tons of CO2 generated by Indiana's electric utilities has historically been less than 6 percent. Since 2005 through 2015, the Company has achieved a reduction in emissions of CO2 of 31 percent (on a tonnage basis) through the retirement of F.B. Culley Unit 1, expiration of municipal wholesale power contracts, electric conservation, the addition of renewable generation, and the installation of more efficient dense pack turbine technology. Since emissions are further impacted by coal burn reductions and energy efficiency programs, the Company's emissions of CO2 can vary year to year. With respect to renewable generation, in 2008 and 2009, the Company executed long-term purchase power commitments for a total of 80 MW of wind energy. The Company currently has approximately 4 percent of its electricity being provided by energy sources other than coal and natural gas, due to the long-term wind contracts and a landfill gas investment. With respect to the CO2 emission rate, since 2005 through 2015, the Company has lowered its CO2 emission rate (as measured in lbs CO2/MWh) from 1,967 lbs CO2/MWh to 1,922 lbs CO2/MWh, for a reduction of 3 percent. The Company’s CO2 emission rate of 1,922 lbs CO2/MWh is basically the same as Indiana's average CO2 emission rate of 1,923 lbs CO2/MWh. The Company plans to consider these reductions in CO2 emissions and renewable generation in future discussions with the state to develop a possible state implementation plan.

Impact of Legislative Actions & Other Initiatives is Unknown
At this time, compliance costs and other effects associated with reductions in GHG emissions or obtaining renewable energy sources remain uncertain. The Company has gathered preliminary estimates of the costs to control GHG emissions. A preliminary investigation demonstrated costs to comply would be significant, first with regard to operating expenses and later for capital expenditures as technology becomes available to control GHG emissions. However, these compliance cost estimates were based on highly uncertain assumptions, including allowance prices if a cap and trade approach were employed, and energy efficiency targets. The Company is undertaking a detailed review of the requirements of the CPP and a review of potential compliance options. The Company will also continue to remain engaged with the Indiana legislators and regulators to assess the final rule and to develop a plan that is the least cost to its customers.

In addition to the federal programs, the United States and 194 other countries agreed by consensus to limit GHG emissions beginning after 2020 in the 2015 United Nations Framework Convention on Climate Change Paris Agreement. The United States has proposed a 26-28 percent GHG emission reduction from 2005 levels by 2025. The Administration has not indicated yet whether it intends to remain in the Agreement or withdraw its participation. As previously noted, since 2005 through 2015, the Company has achieved reduced emissions of CO2 by 31 percent (on a tonnage basis). While the litigation and reconsideration of the CPP rules remains uncertain, the Company will continue to monitor regulatory activity regarding GHG emission standards that may affect its electric generating units.

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

With respect to insurance coverage, Indiana Gas has received approximately $20.8 million from all known insurance carriers under insurance policies in effect when these plants were in operation. Likewise, SIGECO has settlement agreements with all known insurance carriers and has received approximately $15.4 million of the expected $15.8 million in insurance recoveries.

The costs the Company expects to incur are estimated by management using assumptions based on actual costs incurred, the timing of expected future payments, and inflation factors, among others. While the Company’s utilities have recorded all costs which they presently expect to incur in connection with activities at these sites, it is possible that future events may require remedial activities which are not presently foreseen and those costs may not be subject to PRP or insurance recovery. As of both March 31, 2017 and December 31, 2016, approximately $2.9 million of accrued, but not yet spent, costs are included in Other Liabilities related to the Indiana Gas and SIGECO sites.

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

In July 2015, the FASB approved a one year deferral that became effective through an ASU in August and changed the effective date to annual reporting periods beginning after December 15, 2017, including interim periods, with early adoption permitted, but not before the original effective date of December 15, 2016.

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

Stock Compensation
In March 2016, the FASB issued new accounting guidance which is intended to simplify several aspects of accounting for share-based payment transactions, including the income tax consequences. This ASU is effective for annual periods beginning after December 15, 2016, and interim periods therein. Most of the Company's share based awards are settled via cash payments and are therefore not impacted by this standard. The Company's adoption of this standard did not have a material impact on the financial statements.

Presentation of Net Periodic Pension and Postretirement Benefit Costs
In March 2017, the FASB issued new accounting guidance to improve the presentation of net periodic pension and postretirement benefit costs. This ASU is effective for annual periods beginning after December 15, 2017, and relevant interim periods. Early adoption is permitted. This ASU requires the Company report the service cost component in the same line items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside of income from operations. The Company is currently evaluating the standard to determine the impact it will have on the financial statements, however, does not anticipate its adoption to have a significant impact on the financial statements. The Company plans to adopt the guidance effective January 1, 2018.

Other Recently Issued Standards
Management believes other recently issued standards, which are not yet effective, will not have a material impact on the Company's financial condition, results of operations, or cash flows upon adoption.

13.    Fair Value Measurements

The carrying values and estimated fair values using primarily Level 2 assumptions of the Company's other financial instruments follow:

	March 31, 2017		December 31, 2016
(In millions)	Carrying Amount	Est. Fair Value	Carrying Amount	Est. Fair Value
Long-term debt	$1,714.3	$1,829.2	$1,714.0	$1,835.8
Short-term borrowings	101.4	101.4	194.4	194.4
Cash & cash equivalents	32.6	32.6	68.6	68.6
Restricted cash	—	—	0.9	0.9

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

Because of the nature of certain other investments and lack of a readily available market, it is not practical to estimate the fair value of these financial instruments at specific dates without considerable effort and cost.  At March 31, 2017 and December 31, 2016, the fair value for these financial instruments was not estimated.  The carrying value of these investments at March 31, 2017 and December 31, 2016 was $16.1 million.

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

The Nonutility Group reports the following segments:  Energy Services, Infrastructure Services, and Other Businesses.  Energy Services, through the wholly owned subsidiary Energy Systems Group, LLC, provides energy performance contracting and sustainable infrastructure, such as renewables, distributed generation, and combined heat and power projects. The Infrastructure Services segment, through wholly owned subsidiaries Miller Pipeline, LLC and Minnesota Limited, LLC, provides underground pipeline construction and repair services for customers that include Vectren Utility Holdings' utilities. Fees incurred by Vectren Utility Holdings and its subsidiaries for these pipeline construction and repair services totaled $25.8 million and $19.6 million for the three months ended March 31, 2017 and 2016.

In 2016, the estimated depreciable lives for certain pieces of equipment at Minnesota Limited, LLC were reevaluated and extended due to a change in service life of the equipment. As a result of this evaluation, the Company extended the estimated useful life of certain pieces of equipment effective January 1, 2016. The effect of this change in estimate was an anticipated reduction of annual depreciation expense of approximately $9.6 million in 2016.

Corporate and Other includes proceeds from life insurance policies offset by unallocated corporate expenses such as advertising and certain charitable contributions, among other activities, that benefit the Company’s other operating segments. Net income is the measure of profitability used by management for all operations.

Information related to the Company’s reportable segments is summarized as follows:

	Three Months Ended
	March 31,
(In millions)	2017	2016
Revenues
Utility Group
Gas Utility Services	$292.8	$281.2
Electric Utility Services	132.1	142.1
Other Operations	11.4	10.6
Eliminations	(11.3)	(10.5)
Total Utility Group	425.0	423.4
Nonutility Group
Infrastructure Services	147.3	112.5
Energy Services	52.8	49.4
Total Nonutility Group	200.1	161.9
Corporate & Other Group	0.1	0.1
Eliminations	(0.7)	(0.6)
Consolidated Revenues	$624.5	$584.8

Profitability Measure - Net Income (Loss)
Utility Group Net Income
Gas Utility Services	$47.9	$40.4
Electric Utility Services	13.7	16.6
Other Operations	4.3	4.1
Utility Group Net Income	65.9	61.1
Nonutility Group Net Income (Loss)
Infrastructure Services	(9.3)	(12.6)
Energy Services	(1.2)	0.1
Other Businesses	—	(0.2)
Nonutility Group Net Income	(10.5)	(12.7)
Corporate & Other Group Net Income (Loss)	—	(0.1)
Consolidated Net Income	$55.4	$48.3

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

Indiana Gas provides energy delivery services to approximately 597,000 natural gas customers located in central and southern Indiana. SIGECO provides energy delivery services to approximately 145,000 electric customers and approximately 112,000 gas customers located near Evansville in southwestern Indiana. SIGECO also owns and operates electric generation assets to serve its electric customers and optimizes those assets in the wholesale power market. Indiana Gas and SIGECO generally do business as Vectren Energy Delivery of Indiana. VEDO provides energy delivery services to approximately 320,000 natural gas customers located near Dayton in west-central Ohio.

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

The Company has in place a disclosure committee that consists of senior management as well as financial management.  The committee is actively involved in the preparation and review of the Company’s SEC filings. The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto as well as the Company’s 2016 annual report filed on Form 10-K.

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

Results for the three months ended March 31, 2017 were earnings of $55.4 million, or $0.67 per share, compared to earnings of $48.3 million, or $0.58 per share for the three months ended March 31, 2016.

Consolidated Results

Net income (loss) and earnings per share, in total and by group, for the three months ended March 31, 2017 and 2016 follow:

	Three Months Ended
	March 31,
(In millions, except per share data)	2017	2016
Net income (loss)	$55.4	$48.3
Attributed to:
Utility Group	65.9	61.1
Nonutility Group	(10.5)	(12.7)
Corporate & other	—	(0.1)

Basic EPS	$0.67	$0.58
Attributed to:
Utility Group	0.80	0.74
Nonutility Group	(0.13)	(0.16)
Corporate & other	—	—

Utility Group
In the first quarter of 2017, the Utility Group earnings were $65.9 million, compared to $61.1 million in 2016. The improved 2017 results in the quarter were primarily driven by returns earned on the Indiana and Ohio gas infrastructure investment programs and increased large gas customer margin. These increases were partially offset by the impact of warmer weather on residential and commercial electric customer usage and a reduction in electric large customer usage as a large customer completed its transition to a co-generation facility.

Nonutility Group
The Nonutility group results for the first quarter of 2017 were a loss of $10.5 million, compared to a loss of $12.7 million in the prior year. Infrastructure Services operates at a seasonal loss in the first quarter. However, results for the distribution portion of the business were improved as the warm and dry weather allowed for record first quarter revenue to be achieved as gas utilities across the country continue to make significant investments in their gas infrastructure systems. These results were offset by losses for the transmission portion of the business as start-up costs were incurred for the previously announced approximate $170 million pipeline project in Ohio that started in the first quarter of 2017. Energy Services achieved record first quarter revenues, although results were lower due to the expiration of the Section 179D tax code which allowed for federal tax deductions related to achieved energy efficiency savings and increased operating costs.

Dividends

Dividends declared for the three months ended March 31, 2017, were $0.42 per share, compared to $0.40 per share for the same period in 2016.

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

Results of Operations of the Utility Group

The Utility Group is composed of Utility Holdings’ operations, which consists of the Company’s regulated utility operations and other operations that provide information technology and other support services to those regulated operations.  Regulated operations consist of a natural gas distribution business and an electric transmission and distribution business. The natural gas distribution business provides natural gas distribution and transportation services to nearly two-thirds of Indiana and about 20 percent of Ohio, primarily in the west-central area. The electric transmission and distribution business provides electric distribution services primarily to southwestern Indiana, and its power generating and wholesale power operations. In total, these regulated operations supply natural gas and/or electricity to over one million customers.  Utility Group operating results net of certain intersegment eliminations and reclassifications for the three months ended March 31, 2017 and 2016, follow:

	Three Months Ended
	March 31,
(In millions, except per share data)	2017	2016
OPERATING REVENUES
Gas utility	$292.8	$281.2
Electric utility	132.1	142.1
Other	0.1	0.1
Total operating revenues	425.0	423.4
OPERATING EXPENSES
Cost of gas sold	112.9	111.6
Cost of fuel & purchased power	41.2	44.2
Other operating	85.6	89.4
Depreciation & amortization	57.4	53.6
Taxes other than income taxes	14.4	17.1
Total operating expenses	311.5	315.9
OPERATING INCOME	113.5	107.5
OTHER INCOME - NET	7.0	5.6
INTEREST EXPENSE	17.6	17.5
INCOME BEFORE INCOME TAXES	102.9	95.6
INCOME TAXES	37.0	34.5
NET INCOME	$65.9	$61.1

CONTRIBUTION TO VECTREN BASIC EPS	$0.80	$0.74

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

Gas Utility Margin
Gas Utility margin and throughput by customer type follows:

	Three Months Ended
	March 31,
(In millions)	2017	2016
Gas utility revenues	$292.8	$281.2
Cost of gas sold	112.9	111.6
Total gas utility margin	$179.9	$169.6
Margin attributed to:
Residential & commercial customers	$139.4	$130.0
Industrial customers	21.1	19.0
Other	2.7	2.9
Regulatory expense recovery mechanisms	16.7	17.7
Total gas utility margin	$179.9	$169.6
Sold & transported volumes in MMDth attributed to:
Residential & commercial customers	42.9	47.0
Industrial customers	34.9	35.9
Total sold & transported volumes	77.8	82.9

Gas utility margins were $179.9 million for the three months ended March 31, 2017, and compared to 2016, increased $10.3 million in the quarter. Gas utility margins increased $11.3 million in the quarter when excluding margin from regulatory expense recovery mechanisms, which decreased $1.0 million. Gas margin was favorably impacted by increased returns on infrastructure investment programs in Indiana and Ohio of $9.4 million in the first quarter of 2017 compared to 2016, and also reflects increases in large customer margin of $1.3 million primarily due to a new customer that came online in the second half of 2016. With rate designs that substantially limit the impact of weather on small customer margin, the warmer than normal weather in the first quarter of 2017 did decrease sold and transported volumes, but had only a slight unfavorable impact on small customer margin compared to 2016. Heating degree days were 92 percent of normal in Ohio and 85 percent of normal in Indiana in the first quarter of 2017, compared to 97 percent of normal in Ohio and 92 percent of normal in Indiana in the same period in 2016.

Electric utility margin (Electric utility revenues less Cost of fuel & purchased power)
Electric utility margin and volumes sold by customer type follows:

	Three Months Ended
	March 31,
(In millions)	2017	2016
Electric utility revenues	$132.1	$142.1
Cost of fuel & purchased power	41.2	44.2
Total electric utility margin	$90.9	$97.9
Margin attributed to:
Residential & commercial customers	$57.6	$60.0
Industrial customers	23.0	26.0
Other	0.9	1.3
Regulatory expense recovery mechanisms	2.4	4.0
Subtotal: retail	$83.9	$91.3
Wholesale power & transmission system margin	7.0	6.6
Total electric utility margin	$90.9	$97.9
Electric volumes sold in GWh attributed to:
Residential & commercial customers	601.1	639.8
Industrial customers	491.4	654.2
Other customers	6.0	6.1
Total retail volumes sold	1,098.5	1,300.1

Retail
Electric retail utility margins were $83.9 million for the three months ended March 31, 2017, and compared to 2016, decreased by $7.4 million in the quarter. Electric margin, which is not protected by weather normalizing mechanisms, reflects a $2.1 million decrease in customer margin in the quarter related to weather as annualized heating degree days in the first quarter of 2017 were 85 percent of normal compared to 92 percent of normal in 2016. Additionally, results reflect a decrease in large customer usage of $3.1 million. This decrease in margin is due the completion by a large customer of its transition to a co-generation (cogen) facility resulting in lower usage of approximately 170 GWh when compared to the same period in the prior year. Margin from regulatory expense recovery mechanisms decreased $1.6 million in the first quarter of 2017 compared to the first quarter of 2016.

As previously discussed, SABIC Innovative Plastics (SABIC), a large industrial utility customer of the Company, announced on December 3, 2013, its plan to build a cogen facility in order to generate power to meet a significant portion of its ongoing power needs. Electric service was provided to SABIC by the Company under a long-term contract that expired on May 2, 2016. At that date, SABIC became a tariff customer. The cogen facility was operational as of January 1, 2017 and is expected to provide approximately 85 MW of capacity. The Company will continue to provide all of SABIC's power requirements above the approximate 85 MW capacity of the cogen, as well as backup power under approved tariff rates.

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

	Three Months Ended
	March 31,
(In millions)	2017	2016
MISO Transmission system margin	$5.8	$5.6
MISO Off-system margin	1.2	1.0
Total wholesale margin	$7.0	$6.6

Transmission system margin associated with qualifying projects, including the reconciliation of recovery mechanisms and other transmission system operations, totaled $5.8 million and $5.6 million during the three months ended March 31, 2017 and 2016, respectively. The Company had invested $157.7 million in qualifying projects. The net plant balance for these projects totaled $136 million at March 31, 2017. These projects include an interstate 345 kV transmission line that connects the Company’s A.B. Brown Generating Station to a generating station in Indiana owned by Duke Energy to the north and to a generating station in Kentucky owned by Big Rivers Electric Corporation to the south; a substation; and another transmission line. These projects earn a FERC approved equity rate of return on the net plant balance and recover operating expenses. In September 2016, the FERC issued a final order authorizing the transmission owners to receive a 10.32 percent base ROE plus, a separately approved 50 basis point adder compared to the previously authorized 12.38 percent. The Company has reflected these outcomes in its financial statements. The 345 kV project is the largest of these qualifying projects, with a cost of $106.8 million that earned the FERC approved equity rate of return, including while under construction.

For the three months ended March 31, 2017, margin from off-system sales were $1.2 million compared to $1.0 million in 2016. The base rate changes implemented in May 2011 require that wholesale margin from off-system sales earned above or below $7.5 million per year is shared equally with customers. Results for the periods presented reflect lower market pricing due primarily to low natural gas prices.

Utility Group Operating Expenses

Other Operating
During the first quarter of 2017, other operating expenses were $85.6 million, and decreased $3.8 million compared to the first quarter of 2016. Excluding costs recovered directly in margin, other operating expenses decreased $0.9 million quarter over quarter when compared to 2016. The reduction in the quarter was primarily impacted by changes in performance-based compensation driven by movements in the Company's stock price.

Depreciation & Amortization
In the first quarter of 2017, depreciation and amortization expense was $57.4 million, compared to $53.6 million in 2016. The increase reflects increased plant placed in service, which is largely driven by increased gas utility plant as a result of the Indiana and Ohio infrastructure programs.

Taxes Other Than Income Taxes
Taxes other than income taxes were $14.4 million for the first quarter of 2017, a decrease of $2.7 million, compared to 2016. The reduction in taxes other than income taxes in the first quarter of 2017 compared to 2016 was primarily related to lower property taxes.

Other Income - Net
Other income-net reflects income of $7.0 million for the first quarter of 2017, an increase of $1.4 million, compared to 2016. The increases are primarily due to increased allowance for funds used during construction (AFUDC) driven by increased capital expenditures related to gas utility infrastructure replacement investments.

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

Indiana Recovery and Deferral Mechanisms
The Company's Indiana natural gas utilities received Orders in 2008 and 2007 associated with the most recent base rate cases. These Orders authorized the deferral of financial impacts associated with bare steel and cast iron replacement activities. The Orders provide for the deferral of depreciation and post-in-service carrying costs on qualifying projects totaling $20 million annually at Indiana Gas and $3 million annually at SIGECO. The debt-related post-in-service carrying costs are currently recognized in the Consolidated Statements of Income. The recording of post-in-service carrying costs and depreciation deferral is limited by individual qualifying project to three years after being placed into service at SIGECO and four years after being placed into service at Indiana Gas. At March 31, 2017 and December 31, 2016, the Company has regulatory assets totaling $22.3 million and $21.9 million, respectively, associated with the deferral of depreciation and debt-related post-in-service carrying cost activities. Beginning in 2014, all bare steel and cast iron replacement activities are now part of the Company’s seven-year capital investment plan discussed below.

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

In March 2016, the IURC issued an Order re-approving approximately $890 million of the Company’s gas infrastructure modernization projects requested in the third update of the Plan, and approving the inclusion in rates of actual investments made through June 30, 2015. While most of the proposed capital spend has been approved as proposed, approximately $80 million of projects were not approved for recovery through the mechanisms pursuant to these filings. Specifically, the Company proposed to add a new project to its Plan pursuant to Senate Bill 560 totaling approximately $65 million. The project, which consists of a 20-mile transmission line and other related investments required to support industrial customer growth and ongoing system reliability in the Lafayette, Indiana area, as well as allows the Company to further diversify its gas supply portfolio via access to shale gas in the Marcellus and Utica reserves, was excluded for recovery under the Plan. The IURC stated because the project was not in the original plan filed in 2013, it does not qualify for cost recovery under Senate Bill 560. In the Order, the IURC did pre-approve the project for rate base inclusion upon the filing of the next base rate case. The Company believes such plan updates should be expected to accommodate new projects that emerge during the term of the plan as ongoing risk assessments determine new projects are required. The Company filed an appeal of the March 2016 Order on April 29, 2016 to challenge the IURC's finding which limits the scope of the Plan updates. On April 27, 2017, the Indiana Court of Appeals denied the Company's appeal of the Order. The Company is evaluating its options related to the Plan update issue, but as noted herein the project at issue was previously approved by the IURC for recovery in the Company's next general base rate case. Further, the Company does not expect similar issues related to updating future plan filings as the project inclusion process is now better understood by all parties.

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

At March 31, 2017 and December 31, 2016, the Company has regulatory assets related to the Plan totaling $54.9 million and $51.1 million, respectively.

On April 3, 2017, the Company submitted its sixth semi-annual filing, seeking approval for recovery of an additional $69.1 million of capital investments made through December 31, 2016.  A procedural schedule has not been set in this proceeding; however the Company expects an order mid-2017.

Ohio Recovery and Deferral Mechanisms
The PUCO Order approving the Company's 2009 base rate case in the Ohio service territory authorized a distribution replacement rider (DRR). The DRR's primary purpose is recovery of investments in utility plant and related operating expenses associated with replacing bare steel and cast iron pipelines, as well as certain other infrastructure investments. This rider is updated annually for qualifying capital expenditures and allows for a return on those capital expenditures based on the rate of return approved in the 2009 base rate case. In addition, deferral of depreciation and the ability to accrue debt-related post-in-service carrying costs is also allowed until the related capital expenditures are included in the DRR. The Order also initially established a prospective bill impact evaluation on the annual deferrals. On February 19, 2014, the PUCO issued an Order approving a Stipulation entered into by the PUCO Staff and the Company which provided for the extension of the DRR for the recovery of costs incurred through 2017 and expanded the types of investment covered by the DRR to include recovery of certain other infrastructure investments. The Order limits the resulting DRR fixed charge per month for residential and small general service customers to specific graduated levels through 2017. The capital expenditure plan is subject to the graduated caps on the fixed DRR monthly charge applicable to residential and small general service customers approved in the Order. In the event the Company exceeds these caps, amounts in excess can be deferred for future recovery. The Order also approved the Company's commitment that the DRR can only be further extended as part of a base rate case. In total, the Company has made capital investments on projects that are now in-service under the DRR totaling $269.7 million as of March 31, 2017, of which $204.0 million has been approved for recovery under the DRR through December 31, 2015. On May 1, 2017, the Company submitted its annual request for an adjustment in the DRR rates to recover an additional $57.1 million of capital investments made through December 31, 2016. Regulatory assets associated with post-in-service carrying costs and depreciation deferrals were $25.9 million and $24.4 million at March 31, 2017 and December 31, 2016, respectively.

The PUCO has also issued Orders approving the Company's filings under Ohio House Bill 95. These Orders approve deferral of the Company’s Ohio capital expenditure program for items not covered by the DRR as well as expenditures necessary to comply with PUCO rules, regulations, orders, and system expansion to some new customers. Ohio House Bill 95 Orders also established a prospective bill impact evaluation on the cumulative deferrals, limiting the total deferrals at a level which would equal $1.50 per residential and small general service customer per month. At March 31, 2017 and December 31, 2016, the Company has regulatory assets totaling $46.7 million and $41.9 million, respectively, associated with the deferral of depreciation, post-in-service carrying costs, and property taxes. As of March 31, 2017, the Company's deferrals have not reached this bill impact cap. On May 1, 2017, the Company submitted its most recent annual report required under its House Bill 95 Order. This report covers the Company's capital expenditure program through calendar year 2017.

Given the extension of the DRR through 2017, as discussed above, and the continued ability to defer other capital expenses under House Bill 95, it is anticipated that the Company will file a general rate case for the inclusion in rate base of the above costs in early 2018.

Pipeline and Hazardous Materials Safety Administration (PHMSA)
In March 2016, PHMSA published a notice of proposed rulemaking (NPRM) on the safety of gas transmission and gathering lines. The proposed rule addresses many of the remaining requirements of the 2011 Pipeline Safety Act, with a particular focus on extending integrity management rules to address a much larger portion of the natural gas infrastructure and adds requirements to address broader threats to the integrity of a pipeline system. The Company is evaluating the impact these proposed rules will have on its integrity management programs and transmission and distribution systems. Progress on finalizing the rule continues to work through the administrative process. It is expected that the rule will be finalized in 2018 and the Company believes the costs to comply with the new rules would be considered federally mandated and therefore should be recoverable.

In December 2016, PHMSA issued final rules related to integrity management for storage operations. Efforts are underway to implement the new requirements. Further, the Company reviewed the Underground Natural Gas Storage Safety Recommendations from a joint Department of Energy and PHMSA led task force. These rules could increase the potential for capital expenditures and increase operating and maintenance expenses. The Company believes that the cost to comply with these new rules would be considered federally mandated and therefore should be recoverable using various regulatory recovery mechanisms.

Additionally, PHMSA finalized a rule on excess flow valves, which went into effect in April 2017. At the customer's request, excess flow valves will be installed at the customer's cost.

Electric Rate & Regulatory Matters

Regulatory Treatment of Investments in Electric Infrastructure
On February 23, 2017, the Company filed for authority to recover costs related to its electric system modernization plan, using the mechanism allowed under Senate Bill 560. The electric system modernization plan includes investments to upgrade portions of the Company’s network of substations, transmission and distribution systems, to enhance reliability and allow the grid to accept advanced technology to improve the information and service provided to customers. The filing requests the recovery of associated capital expenditures estimated to be approximately $500 million over the seven-year period beginning in 2017. A field hearing in this proceeding was held on May 2, 2017. Testimony from the public provided during this hearing will be considered by the IURC in this case. Filed testimony of intervening parties is required by May 4, 2017. An evidentiary hearing has been scheduled for June 26, 2017. Under the timeline provided by Senate Bill 560, the Company expects an order in September 2017.

Renewable Generation Resources
On February 22, 2017, the Company also filed for authority to recover costs related to the construction of three solar projects, using the mechanism allowed under Senate Bill 29, which allows for timely recovery of costs and expenses incurred during the construction and operation of clean energy projects. These investments, presented as part of the Company’s Integrated Resource Plan (IRP) submitted in December 2016, allow the Company to add approximately 4 MW of universal solar generation, rooftop solar generation, and 1 MW of battery storage resources to its portfolio. See more information on the IRP below in Environmental & Sustainability Matters. The cost of the projects is estimated to be approximately $15 million. Filed testimony of intervening parties is required by May 11, 2017. An evidentiary hearing has been scheduled for June 15, 2017, and the Company expects an order by the end of 2017.

SIGECO Electric Environmental Compliance Filing
On January 28, 2015, the IURC issued an Order approving the Company’s request for approval of capital investments in its coal-fired generation units to comply with new EPA mandates related to mercury and air toxic standards (MATS) effective in 2015 and to address an outstanding Notice of Violation (NOV) from the EPA pertaining to its A.B. Brown generating station sulfur trioxide emissions. The MATS rule sets emission limits for hazardous air pollutants for existing and new coal-fired power plants and identifies the following broad categories of hazardous air pollutants: mercury, non-mercury hazardous air pollutants (primarily arsenic, chromium, cobalt, and selenium), and acid gases (hydrogen cyanide, hydrogen chloride, and hydrogen fluoride). The rule imposes mercury emission limits for two sub-categories of coal and proposed surrogate limits for non-mercury and acid gas hazardous air pollutants.

As of March 31, 2017, $30 million has been spent on equipment to control mercury in both air and water emissions, and $40 million to address the issues raised in the NOV. The Order approved the Company’s request for deferred accounting treatment, as supported by provisions under Indiana Senate Bill 29 and Senate Bill 251. The accounting treatment includes the deferral of depreciation and property tax expense related to these investments, accrual of post-in-service carrying costs, and deferral of incremental operating expenses related to compliance with these standards. These costs will be included for recovery no later than the next rate case. The initial phase of the projects went into service in 2014, with the remaining investment going into service in 2016. As of March 31, 2017, the Company has approximately $9.0 million deferred related to depreciation and operating expense, and $3.3 million deferred related to post-in-service carrying costs. MATS compliance was required beginning April 16, 2015, and the Company continues to operate in full compliance with the MATS rule.

In June 2015, Joint Appellants’ Citizens Action Coalition of Indiana, Inc., Sierra Club, Inc., and Valley Watch, Inc. (the appellants) challenged the IURC's January 2015 Order. On October 29, 2015, the Indiana Court of Appeals issued an opinion that affirmed the IURC’s findings with regard to equipment required to comply with MATS and certain national pollutant discharge elimination system rules but remanded the case to the IURC to determine whether a certificate of public convenience and necessity (CPCN)

should be issued for the equipment required by the NOV. On June 22, 2016, the IURC issued an Order granting the Company a CPCN for the NOV-required equipment. On July 21, 2016, the appellants initiated an appeal of the IURC's June 22, 2016 Order challenging the findings made by the IURC. On February 14, 2017, the Court affirmed the IURC's June 22, 2016 Order.

SIGECO Electric Demand Side Management (DSM) Program Filing
On August 31, 2011, the IURC issued an Order approving an initial three-year DSM plan in the Company's electric service territory that complied with the IURC’s energy saving targets. Consistent with the Company’s proposal, the Order approved, among other items, the following: 1) recovery of costs associated with implementing the DSM Plan; 2) the recovery of a performance incentive mechanism based on measured savings related to certain DSM programs; and 3) lost margin recovery associated with the implementation of DSM programs for large customers. On June 20, 2012, the IURC issued an Order approving a small customer lost margin recovery mechanism, inclusive of all previous deferrals. For the three months ended March 31, 2017 and 2016, the Company recognized electric utility revenue of $3.0 million and $2.6 million, respectively, associated with this approved lost margin recovery mechanism.

On March 28, 2014, Indiana Senate Bill 340 was signed into law. The legislation allows for industrial customers to opt out of participating in energy efficiency programs and as a result of this legislation, most of the Company’s eligible industrial customers have since opted out of participation in the applicable energy efficiency programs.

Indiana Senate Bill 412 (Senate Bill 412) requires electricity suppliers to submit energy efficiency plans to the IURC at least once every three years. Senate Bill 412 also requires the recovery of all program costs, including lost revenues and financial incentives associated with those plans and approved by the IURC. The Company made its first filing pursuant to this bill in June 2015, which proposed energy efficiency programs for calendar years 2016 and 2017. On March 23, 2016, the IURC issued an Order approving the Company’s 2016-2017 energy efficiency plan. The Order provides for cost recovery of program and administrative expenses and includes performance incentives for reaching energy savings goals. The Order also included a lost margin recovery mechanism that now limits that recovery related to new programs to the shorter of four years or the life of the installed energy efficiency measure. Prior electric energy efficiency orders did not limit lost margin recovery in this manner. This ruling follows other recent IURC decisions implementing the same lost margin recovery limitation with respect to other electric utilities in Indiana. The Company appealed this lost margin recovery restriction based on the Company’s commitment to promote and drive participation in its energy efficiency programs.

On March 7, 2017, the Court of Appeals reversed the IURC finding on the Company's 2016-2017 energy efficiency plan that the four year cap on lost margin recovery was arbitrary and the IURC failed to properly interpret the governing statute requiring it to review the utility's originally submitted DSM proposal and either approve or reject it as a whole, including the proposed lost margin recovery. The case has been remanded back to the Commission for further proceedings to determine the reasonableness of the Company's entire energy efficiency plan.

On April 10, 2017, the Company submitted its request for approval of its Energy Efficiency Plan for calendar years 2018 through 2020. Consistent with prior filings, this filing included a request for continued cost recovery of program and administrative expenses, including performance incentives for reaching energy savings goals and continued recovery of lost margins over the life of the installed energy efficiency measure.  A procedural schedule has not been set in this proceeding; however an order is expected by the end of 2017.

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

The Company has reflected these results in its financial statements. As of March 31, 2017, the Company had invested approximately $157.7 million in qualifying projects. The net plant balance for these projects totaled $136.0 million at March 31, 2017.

On April 14, 2017, the U.S. Court of Appeals for the District of Columbia circuit vacated the FERC Opinion in a prior case that established a new methodology for calculating ROE. This methodology was utilized in the final order in the Company's first complaint case, and the initial decision in the Company's second complaint case.  The Appeals Court stated that FERC did not prove the existing ROE was not just and reasonable and also failed to provide any reasoned basis for their selected ROE.  The Company will continue to monitor this proceeding and evaluate any potential impacts on the Company's complaint cases but would not expect them to be material.

Environmental & Sustainability Matters

The Company initiated a corporate sustainability program in 2012 with the publication of the initial corporate sustainability report. Since that time the Company continues to develop strategies that focus on those environmental, social and governance (ESG) factors that contribute to the long-term growth of a sustainable business model. As detailed further below and in the upcoming corporate sustainability report for 2016, the Company continues to set out its plans, among other things, to upgrade and diversify its generation portfolio. The sustainability policies and efforts, and in particular its policies and procedures designed to ensure compliance with applicable laws and regulations, are directly overseen by the Company's Corporate Responsibility and Sustainability Committee, as well as vetted with the Company's Board of Directors. Further discussion of key goals, strategies, and governance practices can be found in the Company’s latest sustainability report at www.vectren.com/sustainability, which received core level certification from the Global Reporting Initiative.

The Company is subject to extensive environmental regulation pursuant to a variety of federal, state, and municipal laws and regulations. These environmental regulations impose, among other things, restrictions, liabilities, and obligations in connection with the storage, transportation, treatment, and disposal of hazardous substances and limit airborne emissions from electric generating facilities including particulate matter, sulfur dioxide (SO2), nitrogen oxide (NOx), and mercury, among others. Environmental legislation and regulation also requires that facilities, sites, and other properties associated with the Company's operations be operated, maintained, abandoned, and reclaimed to the satisfaction of applicable regulatory authorities. The Company's current costs to comply with these laws and regulations are significant to its results of operations and financial condition. Similar to the costs associated with federal mandates in the Pipeline Safety Law, Senate Bill 251 is also applicable to federal environmental mandates impacting SIGECO's electric operations.

Integrated Resource Planning Process

As required by the state of Indiana, the Company completed its 2016 Integrated Resource Plan (IRP) and submitted to the IURC on December 16, 2016. The state requires each electric utility to perform and submit an IRP that uses economic modeling to consider the costs and risks associated with available resource options to provide reliable electric service for the next twenty year period. During 2016, the Company held three public stakeholder meetings to gather input and feedback as well as communicate results of the IRP process as it progressed. In developing its IRP, the Company considered both the cost to continue operating its existing generation units in a manner that complies with current and anticipated future environmental requirements, as well as various resource alternatives, such as the use of energy efficiency programs and renewable resources as part of its overall generation portfolio. After submission, parties to the IRP provide comments on the plan. While the IURC does not approve or reject the IRP, comments received are taken into consideration, ultimately resulting in a report issued by the IURC, likely in the summer of 2017.

Currently, the Company operates approximately 1,000 MW of coal-fired generation, 245 MW of natural gas peaking units, and 3 MW via a landfill-gas-to-electricity facility. The Company also has 80 MW of wind power through two long-term power purchase agreements and 32 MW of coal generation through its ownership in OVEC. The Company’s 2016 IRP preferred portfolio illustrates a future less reliant on coal. The twenty year plan reflects the retirement of a portion of the Company’s current coal-fired fleet, transitions a significant portion of generation to natural gas and includes new renewable energy sources, specifically universal solar. The detailed plan would introduce approximately 54 MW of universal solar installed by 2019. The plan suggests the Company will exit its joint operations of Warrick Unit 4, a 300 MW unit shared with Alcoa, by 2020. The Company would complete upgrades to its existing coal-fired F.B. Culley Unit 3, a 270-megawatt unit, to comply with federal water regulations specific to the Effluent Limitations Guidelines (ELG) around 2023 in order to keep the unit in operation. As discussed in more detail in the ELG section below, the EPA has administratively stayed the compliance deadlines in the ELG rule pending reconsideration. In 2024, the IRP points to the retirement of coal-fired A.B. Brown plant Units 1 & 2 along with F.B. Culley Unit 2, collectively representing 580 MW. This generation would be replaced by a newly constructed combined cycle natural gas plant, with the capability of producing approximately 890 MW by 2024. In addition, the Company intends to continue to offer energy efficiency programs annually. Similarly, as discussed in more detail below, the short-term uncertainties related to ELG implementation are not expected to have a significant impact on the Company’s long-term preferred generation plan.

The Company’s IRP considered a broad range of potential resources and variables and is focused on ensuring it offers a reliable, reasonably priced generation portfolio as well as a balanced energy mix. The Company plans to finalize this generation portfolio transition plan and submit a regulatory filing, including construction timelines and costs of new generation resources, as well as necessary unit retrofits, to the IURC in late 2017 to begin the generation transition process. The Company will seek approval of its generation plan, including timely recovery of all federally mandated compliance costs, as well as the authority to defer the cost of new generation until the time of a rate case.

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

Effluent Limitation Guidelines (ELGs)
Under the Clean Water Act, the EPA sets technology-based guidelines for water discharges from new and existing electric generation facilities. On September 30, 2015, the EPA released final revisions to the existing steam electric ELGs setting stringent technology-based water discharge limits for the electric power industry. The EPA focused this rulemaking on wastewater generated primarily by pollution control equipment necessitated by the comprehensive air regulations, specifically setting strict water discharge limits for arsenic, mercury and selenium for scrubber waste waters.The ELGs will be implemented when existing water discharge permits for the plants are renewed, with compliance activities expected to commence where operations continue, within the 2018-2023 time frame. The ELGs work in tandem with the aforementioned CCR requirements, effectively prohibiting the use of less costly lined sediment basin options for disposal of coal combustion residuals, and virtually mandate conversions to dry bottom ash handling.

The current wastewater discharge permit for the A.B. Brown power plant had an expiration date of October 2016 and, for the F.B. Culley plant, a date of December 2016, and final renewals were issued by the state environmental agency in February 2017 and March 2017, respectively. As part of the permit renewals, the Company requested alternate compliance dates for ELGs. Compliance with the ELGs will not be required prior to November 2018, but no later than December 31, 2023. For plants identified in the Company’s preferred IRP to be retired prior to December 31, 2023, the Company has requested those plants would not require new treatment technology, which was approved by the state agency provided that the Company notifies the state within one year of issuance of the renewal of its intent to retire the unit. For the F.B. Culley plant, the Company has proposed a 2020 compliance date for dry bottom ash and 2023 compliance date for flue gas desulfurization wastewater, which was approved by the state and finalized in the permit renewal.

On April 13, 2017, as part of the Administration’s regulatory reform initiative, which is focused on the number and nature of regulations, the EPA granted petitions to reconsider the ELG rule, and indicated it would stay the current implementation deadlines in the rule during the pendency of the reconsideration. With publication in the federal register, the EPA will be seeking public comment on the stay of the ELG implementation deadlines. The EPA has also indicated it intends to seek a stay of the current judicial review litigation in federal district court. As the Company does not currently have short-term ELG implementation deadlines in its recently renewed wastewater discharge permits, the Company does not currently anticipate immediate impacts from the EPA’s administrative stay of implementation deadlines due to the longer compliance time frames granted by the state, and will continue to work with the state agency to evaluate further implementation plans. The Company believes the stay of the ELG implementation deadlines do not impact its preferred generation plan as modeled in the IRP due to comparable ash handling restrictions required by the CCR rule which is not subject to an administrative stay; however, on May 3, 2017, a coalition of environmental organizations filed a challenge to the stay in the U.S. District Court for the District of Columbia.

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

Air Quality

Ozone NAAQS
On November 26, 2014, the EPA proposed to tighten the current National Ambient Air Quality Standard (NAAQS) for ozone from the current standard of 75 parts per billion (ppb) to a level within the range of 65 to 70 ppb. On October 1, 2015, the EPA finalized a new NAAQS for ozone at the high end of the range, or 70 ppb. On September 16, 2016, Indiana submitted its initial determination to the EPA recommending that counties in southwest Indiana, specifically Vanderburgh, Posey and Warrick, be declared in attainment of the new more stringent ozone standard based upon air monitoring data from 2014-2016. The EPA was expected to make final determinations as to whether a region is in attainment for the new NAAQS in 2017; however, in a March filing challenging the new standard, the EPA filed a request to stay the litigation pending a potential review of the ozone standard by the agency. While the future of the current ozone standard is not certain, it is possible counties in southwest Indiana could be declared in non-attainment with the current ozone standard, and thus could have an effect on future economic development activities in the Company's service territory. The Company does not anticipate any significant compliance cost impacts from the determination given its previous investment in SCR technology for NOx control on its units. In September 2016, the EPA finalized a supplement to the Cross State Air Pollution Rule (CSAPR) that requires further NOx reductions during the ozone season (May - September). The Company is positioned to comply with these NOx reduction requirements through its current investment in SCR technology.

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

Climate Change

Vectren remains committed to responsible environmental stewardship and conservation efforts. The preferred IRP, as submitted to the IURC in December 2016, is a balanced approach toward environmental stewardship and conservation goals, supplying service at a reasonable cost, and operating in compliance with water, air and solid waste regulations. The preferred IRP would result in a 60 percent reduction in carbon emissions from 2005 to 2024 and assumed the CPP, as described below, was in place beginning in 2024. While the ultimate fate of the CPP regulation is unknown given the legal challenges it faces and recent statements from the Administration, the Company has prepared the IRP as a long-term plan that performs well in both high and low regulatory environments.

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

On August 3, 2015, the EPA released its final CPP rule which requires a 32 percent reduction in carbon emissions from 2005 levels. This results in a final emission rate goal for Indiana of 1,242 lb CO2/MWh to be achieved by 2030. The new rule gives states the option of seeking a two-year extension from the initial deadline of September 2016 to submit a final state implementation plan (SIP). In March 2017, the EPA withdrew a Federal Implementation Plan (FIP) as a compliance option. Under the CPP, states have the flexibility to include energy efficiency and other measures should they choose to implement a SIP as provided in the final rule. While states are given an interim goal (1,451 lb CO2/MWh for Indiana), the final rule gives states the flexibility to shape their own emissions reduction over the 2022-2029 time period. The final rule was published in the Federal Register on October 23, 2015, and that action was immediately followed by litigation initiated by Indiana and 23 other states as a coalition challenging the rule. In January 2016, the reviewing court denied the states’ and other parties requests to stay the implementation of the CPP pending completion of judicial review. On January 26, 2016, 29 states and state agencies, including the 24 state coalition referenced above, filed a request for immediate stay of implementation of the rule with the U.S. Supreme Court. On February 9, 2016, the U.S. Supreme Court granted the stay request to delay the implementation of the regulation while being challenged in court. Extensive oral argument was held in September 2016. The stay will remain in place while the lower court concludes its review. Among other things, the stay delays the requirement to submit a final SIP by the original September 2016 deadline and could extend implementation to 2024. In March 2017, as part of the ongoing regulatory reform efforts of the Administration, the EPA has filed a motion with the U.S. Court of Appeals for the District of Columbia circuit to suspend litigation pending the EPA’s reconsideration of the CPP rule, which was granted on April 28, 2017.

At the time of release of the CPP, Indiana was the 5th largest carbon emitter in the nation in tons of CO2 produced from electric generation. The Company’s share of total tons of CO2 generated by Indiana's electric utilities has historically been less than 6 percent. Since 2005 through 2015, the Company has achieved a reduction in emissions of CO2 of 31 percent (on a tonnage basis) through the retirement of F.B. Culley Unit 1, expiration of municipal wholesale power contracts, electric conservation, the addition of renewable generation, and the installation of more efficient dense pack turbine technology. Since emissions are further impacted by coal burn reductions and energy efficiency programs, the Company's emissions of CO2 can vary year to year. With respect to renewable generation, in 2008 and 2009, the Company executed long-term purchase power commitments for a total of 80 MW of wind energy. The Company currently has approximately 4 percent of its electricity being provided by energy sources other than coal and natural gas, due to the long-term wind contracts and a landfill gas investment. With respect to the CO2 emission rate, since 2005 through 2015, the Company has lowered its CO2 emission rate (as measured in lbs CO2/MWh) from 1,967 lbs CO2/MWh to 1,922 lbs CO2/MWh, for a reduction of 3 percent. The Company’s CO2 emission rate of 1,922 lbs CO2/MWh is basically the same as Indiana's average CO2 emission rate of 1,923 lbs CO2/MWh. The Company plans to consider these reductions in CO2 emissions and renewable generation in future discussions with the state to develop a possible state implementation plan.

Impact of Legislative Actions & Other Initiatives is Unknown
At this time, compliance costs and other effects associated with reductions in GHG emissions or obtaining renewable energy sources remain uncertain. The Company has gathered preliminary estimates of the costs to control GHG emissions. A preliminary investigation demonstrated costs to comply would be significant, first with regard to operating expenses and later for capital expenditures as technology becomes available to control GHG emissions. However, these compliance cost estimates were based on highly uncertain assumptions, including allowance prices if a cap and trade approach were employed, and energy efficiency targets. The Company is undertaking a detailed review of the requirements of the CPP and a review of potential compliance options. The Company will also continue to remain engaged with the Indiana legislators and regulators to assess the final rule and to develop a plan that is the least cost to its customers.

In addition to the federal programs, the United States and 194 other countries agreed by consensus to limit GHG emissions beginning after 2020 in the 2015 United Nations Framework Convention on Climate Change Paris Agreement. The United States has proposed a 26-28 percent GHG emission reduction from 2005 levels by 2025. The Administration has not indicated yet whether it intends to remain in the Agreement or withdraw its participation. As previously noted, since 2005 through 2015, the Company has achieved reduced emissions of CO2 by 31 percent (on a tonnage basis). While the litigation and reconsideration of the CPP rules remains uncertain, the Company will continue to monitor regulatory activity regarding GHG emission standards that may affect its electric generating units.

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

With respect to insurance coverage, Indiana Gas has received approximately $20.8 million from all known insurance carriers under insurance policies in effect when these plants were in operation. Likewise, SIGECO has settlement agreements with all known insurance carriers and has received approximately $15.4 million of the expected $15.8 million in insurance recoveries.

The costs the Company expects to incur are estimated by management using assumptions based on actual costs incurred, the timing of expected future payments, and inflation factors, among others. While the Company’s utilities have recorded all costs which they presently expect to incur in connection with activities at these sites, it is possible that future events may require remedial activities which are not presently foreseen and those costs may not be subject to PRP or insurance recovery. As of both March 31, 2017 and December 31, 2016, approximately $2.9 million of accrued, but not yet spent, costs are included in Other Liabilities related to the Indiana Gas and SIGECO sites.

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

The Nonutility Group results for the first quarter of 2017 were a loss of $10.5 million, compared to a loss of $12.7 million in the prior year.

	Three Months Ended
	March 31,
(In millions, except per share amounts)	2017	2016
NET INCOME	$(10.5)	$(12.7)
CONTRIBUTION TO VECTREN BASIC EPS	$(0.13)	$(0.16)
NET INCOME (LOSS) ATTRIBUTED TO:
Infrastructure Services	$(9.3)	$(12.6)
Energy Services	(1.2)	0.1
Other Businesses	—	(0.2)

Infrastructure Services

Infrastructure Services provides underground pipeline construction and repair services through wholly owned subsidiaries Miller Pipeline, LLC (Miller or Miller Pipeline) and Minnesota Limited, LLC (Minnesota Limited).  Inclusive of holding company costs, results for Infrastructure Services' operations for the first quarter of 2017 were a loss of $9.3 million, compared to a loss of $12.6 million for the same period in the prior year. At March 31, 2017, Infrastructure Services had an estimated backlog of blanket contracts of $430 million and bid contracts of $350 million, for a total backlog of $780 million. This compares to an estimated backlog at December 31, 2016 of $435 million for blanket contracts and $290 million for bid contracts, for a total of $725 million.

The Distribution portion of the business is performing well as gas utilities across the country continue to make significant investments in their infrastructure systems. Along with the continued strong demand for construction services from gas utilities, the warm and dry weather in the quarter resulted in record first quarter revenues for this portion of the business.

Results for the quarter for the Transmission portion of the business reflect normal seasonal losses, as well as pre-construction costs of about $4.5 million for the approximate 150 mile, and now $170 million pipeline project in Ohio started late in the first quarter of 2017. Overall, this portion of the Infrastructure Services business continues to be very profitable on an annual basis. While transmission margins are lower and reflective of the more competitive environment, some large gas and oil projects that had been previously delayed have recently been approved and some started. Though contractors continue to compete aggressively in the repair and maintenance market when contractors begin to move crews to these larger projects, likely later this year, the transmission portion of the business should begin to benefit from an increased volume of repair and maintenance work at improving margins. Though the start date on some of the announced pipeline projects not yet started could be further delayed, the fundamental business model related to the long cycle of repair and maintenance work in the transmission sector remains unchanged. Demand remains high due to aging infrastructure and evolving safety and reliability regulations. As an example, in March 2016, a notice of proposed rulemaking was published on the safety of gas transmission and gathering lines. The proposed rule addresses many of the remaining requirements from the 2011 Pipeline Safety Act and will likely lead to additional demand for pipeline maintenance and integrity work.

Energy Services

Energy Services provides energy performance contracting and sustainable infrastructure, such as renewables, distributed generation, and combined heat and power projects through its wholly owned subsidiary Energy Systems Group, LLC (ESG). Inclusive of holding company costs, Energy Services' operations were losses of $1.2 million during the first quarter of 2017, compared to earnings of $0.1 million during the first quarter of 2016. Energy Services achieved record first quarter revenues of $52.8 million in 2017, which exceeded the record revenues of $49.4 million in the first quarter of 2016. The lower results in 2017 are primarily due to the expiration of 179D tax deductions (Section 179D) and increased operating costs. Section 179D, federal tax deductions related to achieved energy efficiency savings, expired on December 31, 2016, and therefore had no impact in the first quarter of 2017. The impact of the tax deductions reflected in first quarter 2016 results, net of expenses, was $0.7 million.

At March 31, 2017, the backlog of signed fixed price contracts remains high at $195 million compared to $234 million at December 31, 2016. The backlog at March 31, 2017 is down due to strong revenues booked in the quarter and fewer contracts being signed in the first quarter of 2017, which historically has not been a significant signing period for contracts. The Company's long-term view of the performance contracting and sustainable infrastructure opportunities remains strong with an expected continued national focus on energy conservation and sustainability, renewable energy, and security as power prices across the country rise and customer focus on new, efficient, clean sources of energy grows. Expected activity in the federal sector, as well as positive indications in the public sector and sustainable infrastructure business, is reflected in a strong backlog and sales funnel.

On April 28, 2017, ESG was notified by the Department of Energy (DOE) that they were awarded one of 21 new energy and water saving contracts with private-sector companies that are intended to improve the efficiency of federal facilities. These indefinite delivery, indefinite quantity (IDIQ) energy savings performance contracts (ESPCs) are awarded to energy service companies like ESG that provide guaranteed cost savings as a result of privately financed energy and water infrastructure improvements to federal facilities, without the need for additional congressional appropriations. The DOE expects these ESPC IDIQ contracts to be used for investments resulting in federal infrastructure improvements, energy savings, and job creation. ESG will have the opportunity to work with federal agencies under this DOE IDIQ for a period of five years with one extension period of 18 months.

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

In July 2015, the FASB approved a one year deferral that became effective through an ASU in August and changed the effective date to annual reporting periods beginning after December 15, 2017, including interim periods, with early adoption permitted, but not before the original effective date of December 15, 2016.

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

Stock Compensation
In March 2016, the FASB issued new accounting guidance which is intended to simplify several aspects of accounting for share-based payment transactions, including the income tax consequences. This ASU is effective for annual periods beginning after December 15, 2016, and interim periods therein. Most of the Company's share based awards are settled via cash payments and are therefore not impacted by this standard. The Company's adoption of this standard did not have a material impact on the financial statements.

Presentation of Net Periodic Pension and Postretirement Benefit Costs
In March 2017, the FASB issued new accounting guidance to improve the presentation of net periodic pension and postretirement benefit costs. This ASU is effective for annual periods beginning after December 15, 2017, and relevant interim periods. Early adoption is permitted. This ASU requires the Company report the service cost component in the same line items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside of income from operations. The Company is currently evaluating the standard to determine the impact it will have on the financial statements, however, does not anticipate its adoption to have a significant impact on the financial statements. The Company plans to adopt the guidance effective January 1, 2018.

Other Recently Issued Standards
Management believes other recently issued standards, which are not yet effective, will not have a material impact on the Company's financial condition, results of operations, or cash flows upon adoption.

Financial Condition

Within the Company’s consolidated group, Utility Holdings primarily funds the short-term and long-term financing needs of the Utility Group operations, and Vectren Capital funds short-term and long-term financing needs of the Nonutility Group and corporate operations.  Vectren Corporation guarantees Vectren Capital’s debt, but does not guarantee Utility Holdings’ debt.  Vectren Capital’s long-term debt, including current maturities, outstanding at March 31, 2017 approximated $334 million. Vectren Capital had no short-term obligations outstanding at March 31, 2017.  Utility Holdings’ outstanding long-term and short-term borrowing arrangements are jointly and severally guaranteed by its wholly owned subsidiaries and regulated utilities SIGECO, Indiana Gas, and VEDO.  Utility Holdings’ long-term debt and short-term obligations outstanding at March 31, 2017 approximated $996 million and $101 million, respectively.  Additionally, prior to Utility Holdings’ formation, Indiana Gas and SIGECO funded their operations separately, and therefore, have long-term debt outstanding funded solely by their operations. SIGECO will also occasionally issue new tax-exempt debt to fund qualifying pollution control capital expenditures. Total Indiana Gas and SIGECO long-term debt, including current maturities, outstanding at March 31, 2017 was approximately $384 million.

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

Vectren Corporation's corporate credit rating is A-, as rated by Standard and Poor's Ratings Services (Standard and Poor's). Moody's Investor Services (Moody's) does not provide a rating for Vectren Corporation. The credit ratings of the senior unsecured debt of Utility Holdings, SIGECO and Indiana Gas, at March 31, 2017, are A-/A2, as rated by Standard and Poor's and Moody’s, respectively.  The credit ratings on SIGECO's secured debt are A/Aa3. Utility Holdings’ commercial paper has a credit rating of A-2/P-1.  The current outlook of both Moody’s and Standard and Poor’s is stable.  A security rating is not a recommendation to buy, sell, or hold securities.  The rating is subject to revision or withdrawal at any time, and each rating should be evaluated independently of any other rating.  Standard and Poor’s and Moody’s lowest level investment grade rating is BBB- and Baa3, respectively.

The Company’s consolidated equity capitalization objective is 45-55 percent of long-term capitalization. This objective may have varied, and will vary, depending on particular business opportunities, capital spending requirements, execution of long-term financing plans, and seasonal factors that affect the Company’s operations. The Company’s equity to long-term capitalization ratio was 51 percent as of March 31, 2017 and December 31, 2016. Long-term capitalization includes long-term debt, including current maturities, as well as common shareholders’ equity.

Both long-term and short-term borrowing arrangements contain customary default provisions; restrictions on liens, sale-leaseback transactions, mergers or consolidations, and sales of assets; and restrictions on leverage, among other restrictions.  Multiple debt agreements contain a covenant that the ratio of consolidated total debt to consolidated total capitalization will not exceed 65 percent.  As of March 31, 2017, the Company was in compliance with all debt covenants.

Available Liquidity
The Company's A-/A2 investment grade credit ratings have allowed it to access the capital markets as needed, and as evidenced by past financing transactions, the Company believes it will have the ability to continue to do so.  The Company anticipates funding future capital expenditures and dividends principally through internally generated funds, supplemented with incremental external debt and equity financing and cash flow generated from nonutility businesses. However, management has considered access to both short-term and long-term capital markets as a significant source of funding for capital requirements as the resources required for capital investment remain uncertain for a variety of factors including, but not limited to, expanded environmental and safety regulations, growth of the regulated business, and growth of Infrastructure Services and Energy Services. To the extent that events beyond the Company's control create uncertainty in capital markets, cost of capital and ability to access capital markets may be affected.

Utility Holdings routinely seeks approval at the IURC and the PUCO for long-term financing authority at the individual utility level. This authority allows for the flexibility for each utility to issue debt and equity securities to third parties or to issue debt and equity securities to Utility Holdings and thus receive some of the proceeds from various Utility Holdings issuances to third parties on the same terms as those obtained by Utility Holdings. The majority of the long-term debt needs of the utilities is expected to be met through these debt issuances by Utility Holdings, some or all of which are then reloaned to the individual utilities. On June 15, 2016 an Order for long-term financing authority of $70 million of long-term debt and $75 million of equity financing was received from the PUCO for VEDO and expires in June 2017. On February 22, 2017, orders for long-term financing authority of $160 million and $200 million of long-term debt, and $120 million and $180 million of equity financing, were received from the IURC for SIGECO and Indiana Gas, respectively. These orders expire in March 2019.

Consolidated Short-Term Borrowing Arrangements
At March 31, 2017, the Company had $600 million of short-term borrowing capacity, including $350 million for the Utility Group and $250 million for the wholly owned Nonutility Group and corporate operations.  As reduced by borrowings currently outstanding, approximately $249 million was available for the Utility Group operations and $250 million was available for the wholly owned Nonutility Group and corporate operations. Both Vectren Capital’s and Utility Holdings’ short-term credit facilities are available through October 31, 2019.  These facilities are used to supplement working capital needs and also to fund capital investments and debt redemptions.

The Company has historically funded the short-term borrowing needs of Utility Holdings’ operations through the commercial paper market but maintains the ability to use the Utility Holdings' short-term borrowing facility when necessary. Following is certain information regarding these short-term borrowing arrangements.

	Utility Group Borrowings		Nonutility Group Borrowings
(In millions)	2017	2016	2017	2016
As of March 31
Balance Outstanding	$101.4	$—	$—	$—
Weighted Average Interest Rate	1.14%	N/A	N/A	N/A
Quarterly Average - March 31
Balance Outstanding	$152.6	$3.0	$—	$—
Weighted Average Interest Rate	0.96%	0.56%	N/A	N/A
Maximum Month End Balance Outstanding	$186.0	$10.8	$—	$—

New Share Issues
The Company may periodically issue new common shares to satisfy the dividend reinvestment plan and other employee benefit plan requirements. New issuances provided additional liquidity of $1.5 million for each of the three months ended March 31, 2017 and 2016.

Bonus Depreciation
On December 18, 2015, the Protecting Americans from Tax Hikes (PATH) Act was signed into law. The PATH Act allows for 50 percent bonus depreciation for property placed in service in 2015 - 2017; 40 percent in 2018; and 30 percent in 2019. Including the impact of alternative minimum tax credits that will be utilized in future periods, the extension of 50 percent bonus depreciation is expected to result in an approximate $55 million positive impact to cash flows for the 2017 tax year. Potential tax reform may impact bonus depreciation in future periods.

Potential Uses of Liquidity

Pension Funding Obligations
For the three months ended March 31, 2017, the Company did not contribute to its qualified pension plans.  Currently, the Company does not anticipate making contributions to its qualified pension plans in 2017.

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

Specific to ESG's role as a general contractor in the performance contracting industry, at March 31, 2017, there are 56 open surety bonds supporting future performance. The average face amount of these obligations is $9.8 million, and the largest obligation has a face amount of $75.9 million. The maximum exposure from these obligations is limited to the level of uncompleted work and further limited by bonds issued to ESG by various contractors. At March 31, 2017, approximately 38.3 percent of work was yet to be completed on projects with open surety bonds. A significant portion of these open surety bonds will be released within one year. In instances where ESG operates facilities, project guarantees extend over a longer period.  In addition to its performance obligations, ESG also warrants the functionality of certain installed infrastructure generally for one year and the associated energy savings over a specified number of years.

Based on a history of meeting performance obligations and installed products operating effectively, no liability or cost has been recognized for the periods presented as the Company assesses the likelihood of loss as remote. Since inception, ESG has paid a de minimis amount on energy savings guarantees.

Corporate Guarantees & Other Support
The Company issues parent level guarantees to certain vendors and customers of its wholly owned subsidiaries. These guarantees do not represent incremental consolidated obligations; but rather, represent guarantees of subsidiary obligations in order to allow those subsidiaries the flexibility to conduct business without posting other forms of collateral. At March 31, 2017, parent level guarantees support a maximum of $327 million of ESG’s performance contracting commitments, warranty obligations, project guarantees, and energy savings guarantees. Given the infrequent occurrence of any performance shortfalls historically on any of these commitments, no reserve for a potential liability has been deemed warranted.

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

The Company has not been called on to perform under these guarantees historically. While there can be no assurance that performance under these provisions will not be required in the future, the Company believes that the likelihood of a material amount being incurred under these provisions is remote given the nature of the projects, the manner in which the savings estimates are developed, and the fact that the value of the guarantees decrease over time as actual energy savings are achieved by the customer.

The Company, from time to time, and primarily through Vectren Capital, issues letters of credit that support consolidated operations. At March 31, 2017, letters of credit outstanding total $30 million.

Planned Capital Expenditures & Investments
Utility capital expenditures are estimated at approximately $480 million for the remainder of 2017.  Nonutility capital expenditures are estimated at approximately $55 million for the remainder of 2017.

Contractual Obligations
The Company’s contractual obligations primarily consist of debt issued by SIGECO, Indiana Gas, Utility Holdings, and Vectren Capital; certain plant and nonutility plant purchase commitments, and other long-term liabilities. For the three months ended March 31, 2017, there were no significant changes to the Company’s contractual obligations from those identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, other than those which occur in the normal and ordinary course of business and those mentioned below.

The Company's regulated utilities have both firm and non-firm commitments, some of which are between five and twenty year agreements to purchase natural gas, electricity, and coal, as well as certain transportation and storage rights. Costs arising from these commitments, while significant, are pass-through costs, generally collected dollar-for-dollar from retail customers through regulator-approved cost recovery mechanisms.

Comparison of Historical Sources & Uses of Liquidity

Operating Cash Flow
The Company's primary source of liquidity to fund capital requirements has been cash generated from operations, which totaled $212.5 million and $202.4 million for the three months ended March 31, 2017 and 2016, respectively. The increase in operating cash flow in the first quarter of 2017 compared to 2016 is driven partially by increased cash flow from certain weather related working capital changes that were mostly offset by timing of tax payments due to the extension of bonus depreciation. Additionally, there were no contributions to qualified pension plans in the first quarter of 2017 compared to the first quarter of 2016.

Financing Cash Flow
Net cash flow required for financing activities was $126.4 million during the three months ended March 31, 2017 compared to requirements of $106.2 million in 2016. Financing activity in both periods presented reflects the payment of dividends. The increase in cash flow required for financing activities was primarily related to an increase in payments of short-term borrowings in first quarter 2017 compared to the first quarter of 2016. Additionally, there were no retirements of long-term debt in the first quarter of 2017, compared to retirements of $60 million during the same period in 2016.

Investing Cash Flow
Cash flow required for investing activities was $122.1 million and $108.3 million during the three months ended March 31, 2017 and 2016, respectively.  Investing activity in both periods presented reflects utility and nonutility capital expenditures.

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

•
New legislation, litigation and government regulation or other actions, such as changes in or additions to tax laws or rates, pipeline safety regulation and environmental laws, including laws governing air emissions, carbon, waste water discharges and the handling and disposal of coal combustion residuals that could impact the continued operation, and/or cost recovery of generation plants and related assets. These compliance costs could substantially change the nature of the Company's generation fleet.

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

These risks are not significantly different from the information set forth in Item 7A Quantitative and Qualitative Disclosures About Market Risk included in the Vectren 2016 Form 10-K and is therefore not presented herein.

ITEM 4.  CONTROLS AND PROCEDURES

Changes in Internal Controls over Financial Reporting

During the quarter ended March 31, 2017, there have been no changes to the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of March 31, 2017, the Company conducted an evaluation under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness and the design and operation of the Company's disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of March 31, 2017, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is:
    1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and
    2) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

PART II

ITEM 1.  LEGAL PROCEEDINGS

The Company is party to various legal proceedings and audits and reviews by taxing authorities and other government agencies arising in the normal course of business.  In the opinion of management, there are no legal proceedings or other regulatory reviews or audits pending against the Company likely to have a material adverse effect on its financial position, results of operations, or cash flows.  See the notes to the consolidated financial statements regarding commitments and contingencies, environmental & sustainability matters, and rate & regulatory matters.  The condensed consolidated financial statements are included in Part 1 Item 1.

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

ITEM 1A.  RISK FACTORS

Investors should consider carefully factors that may impact the Company’s operating results and financial condition, causing them to be materially adversely affected.  The Company’s risk factors have not materially changed from the information set forth in Item 1A Risk Factors included in the Vectren 2016 Form 10-K and are therefore not presented herein.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Periodically, the Company purchases shares from the open market to satisfy share requirements associated with the Company’s share-based compensation plans; however, no such open market purchases were made during the quarter ended March 31, 2017.

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

VECTREN CORPORATION
Registrant

May 8, 2017	/s/M. Susan Hardwick
M. Susan Hardwick
Executive Vice President and Chief Financial Officer
(Signing on behalf of the registrant and as Principal Accounting & Financial Officer)