Form 10-Q
period 2017-06-30
VECTREN CORP
filed 2017-08-04
CIK 1096385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes    ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock- Without Par Value	82,978,857	July 31, 2017
Class	Number of Shares	Date

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
IDEM: Indiana Department of Environmental Management

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VECTREN CORPORATION AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited – In millions)

	June 30, 2017	December 31, 2016
ASSETS
Current Assets
Cash & cash equivalents	$11.0	$68.6
Accounts receivable - less reserves of $6.0 & $6.0, respectively	225.3	225.3
Accrued unbilled revenues	115.4	172.4
Inventories	118.6	129.9
Recoverable fuel & natural gas costs	32.1	29.9
Prepayments & other current assets	57.2	52.7
Total current assets	559.6	678.8
Utility Plant
Original cost	6,757.5	6,545.4
Less: accumulated depreciation & amortization	2,654.9	2,562.5
Net utility plant	4,102.6	3,982.9
Investments in unconsolidated affiliates	20.1	20.4
Other utility & corporate investments	41.5	34.1
Other nonutility investments	15.4	16.1
Nonutility plant - net	454.4	423.9
Goodwill	293.5	293.5
Regulatory assets	345.8	308.8
Other assets	38.6	42.2
TOTAL ASSETS	$5,871.5	$5,800.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

VECTREN CORPORATION AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited – In millions)

	June 30, 2017	December 31, 2016
LIABILITIES & SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$233.2	$302.2
Accrued liabilities	200.9	207.7
Short-term borrowings	246.2	194.4
Current maturities of long-term debt	124.1	124.1
Total current liabilities	804.4	828.4
Long-term Debt - Net of Current Maturities	1,590.4	1,589.9
Deferred Credits & Other Liabilities
Deferred income taxes	961.5	905.7
Regulatory liabilities	469.4	453.7
Deferred credits & other liabilities	251.0	254.9
Total deferred credits & other liabilities	1,681.9	1,614.3
Commitments & Contingencies (Notes 7, 9-12)
Common Shareholders' Equity
Common stock (no par value) – issued & outstanding 83.0 & 82.9, respectively	733.2	729.8
Retained earnings	1,062.9	1,039.6
Accumulated other comprehensive (loss)	(1.3)	(1.3)
Total common shareholders' equity	1,794.8	1,768.1
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$5,871.5	$5,800.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

VECTREN CORPORATION AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited – In millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
OPERATING REVENUES
Gas utility	$144.0	$132.0	$436.8	$413.1
Electric utility	141.8	147.7	273.8	289.8
Nonutility	344.9	254.0	544.5	415.5
Total operating revenues	630.7	533.7	1,255.1	1,118.4
OPERATING EXPENSES
Cost of gas sold	37.2	34.0	150.1	145.5
Cost of fuel & purchased power	43.6	45.2	84.7	89.4
Cost of nonutility revenues	120.4	82.9	182.2	138.2
Other operating	274.5	229.7	498.8	430.7
Depreciation & amortization	68.3	64.1	136.1	128.0
Taxes other than income taxes	13.9	13.9	29.1	31.5
Total operating expenses	557.9	469.8	1,081.0	963.3
OPERATING INCOME	72.8	63.9	174.1	155.1
OTHER INCOME
Equity in earnings (losses) of unconsolidated affiliates	(0.3)	0.1	(0.8)	(0.2)
Other income – net	8.3	7.8	16.3	14.5
Total other income	8.0	7.9	15.5	14.3
INTEREST EXPENSE	21.4	21.3	42.7	43.3
INCOME BEFORE INCOME TAXES	59.4	50.5	146.9	126.1
INCOME TAXES	21.8	18.2	54.0	45.5
NET INCOME AND COMPREHENSIVE INCOME	$37.6	$32.3	$92.9	$80.6
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	82.9	82.8	82.9	82.8
DILUTED COMMON SHARES OUTSTANDING	83.0	82.8	83.0	82.8
BASIC AND DILUTED EARNINGS PER SHARE OF COMMON STOCK	$0.45	$0.39	$1.12	$0.97
DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$0.42	$0.40	$0.84	$0.80

The accompanying notes are an integral part of these condensed consolidated financial statements.

VECTREN CORPORATION AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited – In millions)

	Six Months Ended
	June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$92.9	$80.6
Adjustments to reconcile net income to cash from operating activities:
Depreciation & amortization	136.1	128.0
Deferred income taxes & investment tax credits	53.4	48.9
Provision for uncollectible accounts	3.1	4.1
Expense portion of pension & postretirement benefit cost	3.4	1.9
Other non-cash items - net	5.5	4.0
Changes in working capital accounts:
Accounts receivable & accrued unbilled revenues	53.9	93.4
Inventories	11.3	5.9
Recoverable/refundable fuel & natural gas costs	(2.2)	(26.3)
Prepayments & other current assets	(3.8)	18.8
Accounts payable, including to affiliated companies	(69.9)	(23.6)
Accrued liabilities	(6.4)	(13.1)
Employer contributions to pension & postretirement plans	(2.2)	(17.1)
Changes in noncurrent assets	(13.5)	(17.5)
Changes in noncurrent liabilities	(9.8)	5.3
Net cash provided by operating activities	251.8	293.3
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from dividend reinvestment plan & other common stock issuances	3.1	3.0
Requirements for:
Dividends on common stock	(69.6)	(66.3)
Retirement of long-term debt	—	(73.0)
Net change in short-term borrowings	51.8	30.7
Net cash used in financing activities	(14.7)	(105.6)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of assets	1.3	1.4
Requirements for:
Capital expenditures, excluding AFUDC equity	(293.5)	(248.0)
Other costs	(3.4)	—
Changes in restricted cash	0.9	0.1
Net cash used in investing activities	(294.7)	(246.5)
Net change in cash & cash equivalents	(57.6)	(58.8)
Cash & cash equivalents at beginning of period	68.6	74.7
Cash & cash equivalents at end of period	$11.0	$15.9
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

Indiana Gas provides energy delivery services to approximately 595,000 natural gas customers located in central and southern Indiana. SIGECO provides energy delivery services to approximately 145,000 electric customers and approximately 112,000 gas customers located near Evansville in southwestern Indiana. SIGECO also owns and operates electric generation assets to serve its electric customers and optimizes those assets in the wholesale power market. Indiana Gas and SIGECO generally do business as Vectren Energy Delivery of Indiana. VEDO provides energy delivery services to approximately 319,000 natural gas customers located near Dayton in west central Ohio.

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

The following table illustrates the basic and dilutive EPS calculations for the periods presented in these financial statements.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share data)	2017	2016	2017	2016
Numerator:
Reported net income (Numerator for Basic and Diluted EPS)	$37.6	$32.3	$92.9	$80.6
Denominator:
Weighted average common shares outstanding (Denominator for Basic EPS)	82.9	82.8	82.9	82.8
Conversion of share based compensation arrangements	0.1	—	0.1	—
Adjusted weighted-average shares outstanding and assumed conversions outstanding (Denominator for Diluted EPS)	83.0	82.8	83.0	82.8

Basic and Diluted EPS	$0.45	$0.39	$1.12	$0.97

For the three and six months ended June 30, 2017 and 2016, all share-based compensation was dilutive and immaterial.

4.	Excise & Utility Receipts Taxes

Excise taxes and a portion of utility receipts taxes are included in rates charged to customers. Accordingly, the Company records these taxes billed to customers, which totaled $5.5 million in both the three months ended June 30, 2017 and 2016, as a component of operating revenues. During each of the six months ended June 30, 2017 and 2016, these taxes totaled $14.9 million. Expenses associated with excise and utility receipts taxes are recorded as a component of Taxes other than income taxes.

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

	Three Months Ended
	June 30,
	Pension Benefits		Other Benefits
(In millions)	2017	2016	2017	2016
Service cost	$1.6	$1.7	$0.1	$—
Interest cost	3.4	3.7	0.4	0.5
Expected return on plan assets	(5.2)	(5.7)	—	—
Amortization of prior service cost	0.1	0.1	(0.6)	(0.8)
Amortization of actuarial loss	1.8	1.8	—	—
Settlement charge	1.9	—	—	—
Net periodic cost (benefit)	$3.6	$1.6	$(0.1)	$(0.3)

	Six Months Ended
	June 30,
	Pension Benefits		Other Benefits
(In millions)	2017	2016	2017	2016
Service cost	$3.2	$3.5	$0.1	$0.1
Interest cost	6.9	7.3	0.8	0.9
Expected return on plan assets	(10.5)	(11.4)	—	—
Amortization of prior service cost	0.2	0.2	(1.2)	(1.5)
Amortization of actuarial loss	3.7	3.6	—	—
Settlement charge	1.9	—	—	—
Net periodic cost (benefit)	$5.4	$3.2	$(0.3)	$(0.5)

Lump Sum Settlements
The Company's defined benefit pension plans allow participants to elect a lump sum withdrawal of benefits. Such elections have been made in all plans by plan participants in 2016 and 2017. In one plan, the significance of the lump sum distributions required a remeasurement of that plan's obligation as of June 30, 2017, pursuant to generally accepted accounting principles. As a result, the Company recognized a $1.9 million pension settlement charge in the three and six month periods ended June 30, 2017.

The Company remeasured the pension obligation for that plan using a discount rate of 3.86 percent at June 30, 2017, compared to the discount rate used at December 31, 2016 of 4.07 percent. The net effect of the discount rate decrease and lump sum payments during the year to date period decreased the pension obligation by $1.5 million upon remeasurement. Of that amount, the majority was recorded as a decrease to Regulatory Assets, as the Company's retirement costs primarily relate to its regulated utilities.

Employer Contributions to Qualified Pension Plans
Currently, the Company does not anticipate making contributions to its qualified pension plans in 2017.

6.	Supplemental Cash Flow Information

As of June 30, 2017 and December 31, 2016, the Company has accruals related to utility and nonutility plant purchases totaling approximately $32.1 million and $30.0 million, respectively.

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

The Company's remaining investment at June 30, 2017, shown at its 61 percent ownership share of the individual net assets of ProLiance, is as follows.

As of
June 30,
(In millions)	2017
Cash	$1.2
Investment in LA Storage	22.5
Other midstream asset investment	5.5
Total investment in ProLiance	$29.2
Included in:
Investments in unconsolidated affiliates	$19.1
Other nonutility investments	$10.1

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

Approximately 12 Bcf of the storage, which comprises three of the four FERC certified caverns, is fully tested but additional work is required to further develop the caverns. The timing and extent of development of these caverns and pipeline system is dependent on market conditions, including pricing, need for storage and transmission capacity, and development of the liquefied natural gas market, among other factors. To date, development activity has been modest due to the current low demand for storage facilities. The FERC development permit expired on June 3, 2017. As anticipated, SEI did not renew the permit but has the option to refile an application in the future. The development of the storage market and related pricing are critical assumptions in the analysis of the recoverability of the investment's carrying value. As of June 30, 2017 and December 31, 2016, ProLiance's investment in the joint venture was $36.8 million and $36.7 million, respectively.

8.    Financing Activities

Utility Holdings and Vectren Capital Financing Transactions
On July 14, 2017, Utility Holdings closed on a credit agreement with a group of lenders to provide for a credit facility of revolving commitments in the aggregate amount of $400 million with a $10 million swing line sublimit and a $20 million letter of credit sublimit. The VUHI Credit Agreement is jointly and severally guaranteed by its wholly owned subsidiaries Indiana Gas, SIGECO, and VEDO. Additionally, on July 14, 2017, Vectren Capital Corporation, a wholly owned subsidiary of the Company, closed on a credit agreement with a group of lenders to provide for a credit facility of revolving commitments in the aggregate amount of $200 million with a $40 million swing line sublimit and a $80 million letter of credit sublimit. The Vectren Capital Credit

Agreement funds the short term borrowing needs of the Company's corporate and non utility operations and is guaranteed by Vectren Corporation.

These credit agreements mature on July 14, 2022 and replace current bank credit agreements that had an original maturity date of October 31, 2019. The total $600 million of short-term borrowing capacity between the two lines remains unchanged; however, the VUHI Credit Agreement commitment was increased by $50 million as compared to the prior credit agreement, and the Vectren Capital Credit Agreement commitment was decreased by $50 million as compared to the prior credit agreement.

On July 14, 2017, Utility Holdings entered into a private placement Note Purchase Agreement pursuant to which institutional investors have agreed to purchase the following tranches of notes: (i) $100 million of 3.26% Guaranteed Senior Notes, Series A, due August 28, 2032 and (ii) $100 million of 3.93% Guaranteed Senior Notes, Series B, due November 29, 2047. The notes will be jointly and severally guaranteed by Indiana Gas, SIGECO, and VEDO, wholly owned subsidiaries of VUHI.

Subject to the satisfaction of customary conditions precedent, the Series A note proceeds will be received on August 28, 2017 and the Series B proceeds will be received on November 29, 2017.

9.	Commitments & Contingencies

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

Specific to ESG's role as a general contractor in the performance contracting industry, at June 30, 2017, there are 52 open surety bonds supporting future performance. The average face amount of these obligations is $10.0 million, and the largest obligation has a face amount of $75.9 million. The maximum exposure from these obligations is limited to the level of uncompleted work and further limited by bonds issued to ESG by various contractors. At June 30, 2017, approximately 35 percent of work was yet to be completed on projects with open surety bonds. A significant portion of these open surety bonds will be released within one year. In instances where ESG operates facilities, project guarantees extend over a longer period.  In addition to its performance obligations, ESG also warrants the functionality of certain installed infrastructure generally for one year and the associated energy savings over a specified number of years.

Based on a history of meeting performance obligations and installed products operating effectively, no liability or cost has been recognized for the periods presented as the Company assesses the likelihood of loss as remote. Since inception, ESG has paid a de minimis amount on energy savings guarantees.

Corporate Guarantees & Other Support
The Company issues parent level guarantees to certain vendors and customers of its wholly owned subsidiaries. These guarantees do not represent incremental consolidated obligations; but rather, represent guarantees of subsidiary obligations in order to allow those subsidiaries the flexibility to conduct business without posting other forms of collateral. At June 30, 2017, parent level guarantees support a maximum of $334 million of ESG’s performance contracting commitments, warranty obligations, project guarantees, and energy savings guarantees. Given the infrequent occurrence of any performance shortfalls historically on any of these commitments, no reserve for a potential liability has been deemed warranted.

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

The Company has not been called on to perform under these guarantees historically. While there can be no assurance that performance under these provisions will not be required in the future, the Company believes the likelihood of a material amount being incurred under these provisions is remote given the nature of the projects, the manner in which the savings estimates are developed, and the fact that the value of the guarantees decrease over time as actual energy savings are achieved by the customer.

The Company, from time to time, and primarily through Vectren Capital, issues letters of credit that support consolidated operations. At June 30, 2017, letters of credit outstanding total $30.3 million.

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

10.	Gas Rate & Regulatory Matters

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

Indiana Senate Bill 251 (Senate Bill 251) provides a framework to recover 80 percent of federally mandated costs through a periodic rate adjustment mechanism outside of a general rate case. Such costs include a return on the federally mandated capital investment, based on the overall rate of return most recently approved by the IURC, through a base rate case or other proceeding, along with recovery of depreciation and other operating costs associated with these mandates. The remaining 20 percent of those costs is deferred for future recovery in the utility's next general rate case.

Indiana Senate Bill 560 (Senate Bill 560) supplements Senate Bill 251 described above, and provides for cost recovery outside of a base rate proceeding for projects that either improve electric and gas system reliability and safety or are economic development projects that provide rural areas with access to gas service. Provisions of the legislation require, among other things, requests for recovery include a seven-year project plan. Once the plan is approved by the IURC, 80 percent of such costs are eligible for current recovery using a periodic rate adjustment mechanism. Recoverable costs include a return on the investment that reflects the current capital structure and associated costs, with the exception of the rate of return on equity, which remains fixed at the rate determined in the Company's last rate case. Recoverable costs also include recovery of depreciation and other operating expenses. The remaining 20 percent of project costs are deferred for future recovery in the utility’s next general rate case, which must be filed before the expiration of the seven-year plan. The adjustment mechanism is capped at an annual increase in retail revenues of no more than two percent.
Ohio House Bill 95 (House Bill 95) permits a natural gas utility to apply for recovery of much of its capital expenditure program. This legislation also allows for the deferral of costs, such as depreciation, property taxes, and debt-related post-in-service carrying costs until recovery is approved by the PUCO.

Indiana Recovery and Deferral Mechanisms
The Company's Indiana natural gas utilities received Orders in 2008 and 2007 associated with the most recent base rate cases. These Orders authorized the deferral of financial impacts associated with bare steel and cast iron replacement activities. The Orders provide for the deferral of depreciation and post-in-service carrying costs on qualifying projects totaling

$20 million annually at Indiana Gas and $3 million annually at SIGECO. The debt-related post-in-service carrying costs are currently recognized in the Consolidated Statements of Income. The recording of post-in-service carrying costs and depreciation deferral is limited by individual qualifying project to three years after being placed into service at SIGECO and four years after being placed into service at Indiana Gas. At June 30, 2017 and December 31, 2016, the Company has regulatory assets totaling $22.5 million and $21.9 million, respectively, associated with the deferral of depreciation and debt-related post-in-service carrying cost activities. Beginning in 2014, all bare steel and cast iron replacement activities are now part of the Company’s seven-year capital investment plan discussed below.

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

In March 2016, the IURC issued an Order re-approving approximately $890 million of the Company’s gas infrastructure modernization projects requested in the third update of the Plan, and approving the inclusion in rates of actual investments made through June 30, 2015. While most of the proposed capital spend has been approved as proposed, approximately $80 million of future projects were not approved for recovery through the mechanisms pursuant to these filings. Specifically, the Company proposed to add a new project to its Plan pursuant to Senate Bill 560 totaling approximately $65 million. The project, which consists of a 20-mile transmission line and other related investments required to support industrial customer growth and ongoing system reliability in the Lafayette, Indiana area, as well as allows the Company to further diversify its gas supply portfolio via access to shale gas in the Marcellus and Utica reserves, was excluded for recovery under the Plan. The IURC stated because the project was not in the original plan filed in 2013, it does not qualify for cost recovery under Senate Bill 560. In the Order, the IURC did pre-approve the project for rate base inclusion upon the filing of the next base rate case. On April 27, 2017, the Indiana Court of Appeals affirmed the IURC Order. The Company does not expect similar issues related to updating future plan filings as the project inclusion process is now better understood by all parties.

Subsequent to the March 2016 Order, the Company has received three additional Orders approving plan investments. On June 29, 2016, the IURC issued an Order approving the inclusion in rates of investments made from July 2015 to December 2015. On January 25, 2017 the IURC issued an Order (January 2017 Order) approving the inclusion in rates of investments made from January 2016 to June 2016. The January 2017 Order also approved the Company's plan update, which is now $950 million through 2020. The plan increase of $60 million is due to additional investment related to pipeline safety and compliance requirements under Senate Bill 251. On July 26, 2017 the IURC issued an Order (July 2017 Order) approving the inclusion in rates of investments made from July 2016 to December 2016. Through the July 2017 Order, approximately $407 million of the approved capital investment plan has been incurred and included for recovery.

At June 30, 2017 and December 31, 2016, the Company has regulatory assets related to the Plan totaling $59.9 million and
$51.1 million, respectively.

Ohio Recovery and Deferral Mechanisms
The PUCO Order approving the Company's 2009 base rate case in the Ohio service territory authorized a distribution replacement rider (DRR). The DRR's primary purpose is recovery of investments in utility plant and related operating expenses associated with replacing bare steel and cast iron pipelines, as well as certain other infrastructure investments. This rider is updated annually for qualifying capital expenditures and allows for a return on those capital expenditures based on the rate of return approved in the 2009 base rate case. In addition, deferral of depreciation and the ability to accrue debt-related post-in-service carrying costs is also allowed until the related capital expenditures are included in the DRR. The Order also initially established a prospective bill impact evaluation on the annual deferrals. On February 19, 2014, the PUCO issued an

Order approving a Stipulation entered into by the PUCO Staff and the Company which provided for the extension of the DRR for the recovery of costs incurred through 2017 and expanded the types of investment covered by the DRR to include recovery of certain other infrastructure investments. The Order limits the resulting DRR fixed charge per month for residential and small general service customers to specific graduated levels through 2017. The capital expenditure plan is subject to the graduated caps on the fixed DRR monthly charge applicable to residential and small general service customers approved in the Order. In the event the Company exceeds these caps, amounts in excess can be deferred for future recovery. The Order also approved the Company's commitment that the DRR can only be further extended as part of a base rate case. In total, the Company has made capital investments on projects that are now in-service under the DRR totaling $283.0 million as of June 30, 2017, of which $204.0 million has been approved for recovery under the DRR through December 31, 2015. On May 1, 2017, the Company submitted its annual request for an adjustment in the DRR rates to recover an additional $57.1 million of capital investments made through December 31, 2016. The Company expects an order by September 2017. Regulatory assets associated with post-in-service carrying costs and depreciation deferrals were $27.8 million and $24.4 million at June 30, 2017 and December 31, 2016, respectively.

The PUCO has also issued Orders approving the Company's filings under Ohio House Bill 95. These Orders approve deferral of the Company’s Ohio capital expenditure program for items not covered by the DRR as well as expenditures necessary to comply with PUCO rules, regulations, orders, and system expansion to some new customers. Ohio House Bill 95 Orders also established a prospective bill impact evaluation on the cumulative deferrals, limiting the total deferrals at a level which would equal $1.50 per residential and small general service customer per month. At June 30, 2017 and December 31, 2016, the Company has regulatory assets totaling $53.0 million and $41.9 million, respectively, associated with the deferral of depreciation, post-in-service carrying costs, and property taxes. As of June 30, 2017, the Company's deferrals have not reached this bill impact cap. On May 1, 2017, the Company submitted its most recent annual report required under its House Bill 95 Order. This report covers the Company's capital expenditure program through calendar year 2017.

Given the extension of the DRR through 2017, as discussed above, and the continued ability to defer other capital expenses under House Bill 95, it is anticipated that the Company will file a general rate case for the inclusion in rate base of the above costs in early 2018.

Pipeline and Hazardous Materials Safety Administration (PHMSA)
In March 2016, PHMSA published a notice of proposed rulemaking (NPRM) on the safety of gas transmission and gathering lines. The proposed rule addresses many of the remaining requirements of the 2011 Pipeline Safety Act, with a particular focus on extending integrity management rules to address a much larger portion of the natural gas infrastructure and adds requirements to address broader threats to the integrity of a pipeline system. The Company continues to evaluate the impact these proposed rules will have on its integrity management programs and transmission and distribution systems. Progress on finalizing the rule continues to work through the administrative process. It is expected that the rule will be finalized in 2018 and the Company believes the costs to comply with the new rules would be considered federally mandated and therefore should be recoverable under Senate Bill 251 in Indiana and eligible for deferral under House Bill 95 in Ohio.

In December 2016, PHMSA issued final rules related to integrity management for storage operations. Efforts are underway to implement the new requirements. Further, the Company reviewed the Underground Natural Gas Storage Safety Recommendations from a joint Department of Energy and PHMSA led task force. The Company believes that the cost to comply with these new rules would be considered federally mandated. On August 3, 2017, the Company filed for authority to recover the associated costs using the mechanism allowed under Senate Bill 251. The request includes approximately $15 million of operating expenses and $17 million of capital investments over a four year period beginning in 2018. The Company expects an IURC order no later than the first quarter of 2018. The Company does not have storage operations in Ohio.

Additionally, PHMSA finalized a rule on excess flow valves, which went into effect in April 2017. At the customer's request, in Indiana and Ohio, excess flow valves will be installed at the customer's cost.

11. Electric Rate & Regulatory Matters

Electric Requests for Recovery under Senate Bill 560
The provisions of Senate Bill 560, as described in the Gas Rate & Regulatory Matters footnote for gas projects, are the same for qualifying electric projects. On February 23, 2017, the Company filed for authority to recover costs related to its electric system modernization plan, using the mechanism allowed under Senate Bill 560. The electric system modernization plan includes investments to upgrade portions of the Company’s network of substations, transmission and distribution systems, to enhance reliability and allow the grid to accept advanced technology to improve the information and service provided to customers. The filing requested the recovery of associated capital expenditures estimated to be approximately $500 million over the seven-year period beginning in 2017.

On May 18, 2017, a settlement agreement, reached between the Company, the OUCC and a coalition of industrial customers, was filed with the IURC. The settlement agreement is opposed by a coalition of environmental and public interest groups. The settlement agreement reduces the plan spend to $446 million, with defined annual caps on recoverable capital investments. The majority of the reduction relating to the removal of advanced metering infrastructure (AMI or digital meters) from the plan. However, deferral of the costs for AMI was agreed upon in the settlement whereby the company can move forward with deployment in the near-term. In removing it from the plan, the request for cost recovery for the AMI project will not occur until the next base rate review proceeding, which will begin in 2023. The settlement agreement also addresses how the eligible costs would be recoverable in rates, with a cap on the residential and small general service fixed monthly charge per customer in each semi-annual filing. The remaining costs to residential and small general service customers would be recovered via a volumetric energy charge. The settlement agreement also addresses that semi-annual filings are to be made August 1, based on capital investments and expenses through the period ended April 30, and February 1, based on capital investments and expenses through October 31. The parties agreed in the settlement that the Company would make its semi-annual filing on August 1, 2017, with additional time allotted subsequent to the plan case order for intervening parties to review the filing and to address any changes to the settlement agreement. Under the timeline provided by Senate Bill 560, the Company expects an IURC order regarding the settlement agreement no later than September 2017.

On August 1, 2017, the Company filed its initial request for approval of the revenue requirement associated with capital investment through April 30, 2017. As the next step of the recovery process outlined in the legislation, once approved, this filing will initiate the rates necessary to begin cash recovery of 80 percent of the revenue requirement, with the remaining 20 percent deferred for recovery in the utility's next general rate case. Through April 30, 2017, the Company has invested approximately $7 million under the plan. Pending final approval of the settlement agreement, the timeline set forth in this proceeding would result in an order by the end of 2017.

Renewable Generation Resources
On February 22, 2017, the Company also filed for authority to recover costs related to the construction of three solar projects, using the mechanism allowed under Senate Bill 29, which allows for timely recovery of costs and expenses incurred during the construction and operation of clean energy projects. These investments, presented as part of the Company’s Integrated Resource Plan (IRP) submitted in December 2016, allow the Company to add approximately 4 MW of universal solar generation, rooftop solar generation, and 1 MW of battery storage resources to its portfolio. See more information on the IRP below in Environmental & Sustainability Matters. The cost of the projects is estimated to be approximately $16 million. Testimony of intervening parties was filed on May 11, 2017, with a recommendation to approve the projects with minor adjustments to exclude battery storage investments. The Company filed rebuttal testimony supporting these investments on May 26, 2017, and an evidentiary hearing was held on June 15, 2017. The Company expects an order by the end of 2017.

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

As of June 30, 2017, $30 million has been spent on equipment to control mercury in both air and water emissions, and $40 million to address the issues raised in the NOV. The Order approved the Company’s request for deferred accounting treatment, as supported by provisions under Indiana Senate Bill 29 and Senate Bill 251. The accounting treatment includes the deferral of depreciation and property tax expense related to these investments, accrual of post-in-service carrying costs, and deferral of incremental operating expenses related to compliance with these standards. These costs will be included for recovery no later than the next rate case. The initial phase of the projects went into service in 2014, with the remaining investment going into service in 2016. As of June 30, 2017, the Company has approximately $10.3 million deferred related to depreciation and operating expenses, and $3.7 million deferred related to post-in-service carrying costs. MATS compliance was required beginning April 16, 2015, and the Company continues to operate in full compliance with the MATS rule.

In June 2015, Joint Appellants’ Citizens Action Coalition of Indiana, Inc., Sierra Club, Inc., and Valley Watch, Inc. (the appellants) challenged the IURC's January 2015 Order. On October 29, 2015, the Indiana Court of Appeals issued an opinion that affirmed the IURC’s findings with regard to equipment required to comply with MATS and certain national pollutant discharge elimination system rules but remanded the case to the IURC to determine whether a certificate of public convenience and necessity (CPCN) should be issued for the equipment required by the NOV. On June 22, 2016, the IURC issued an Order granting the Company a CPCN for the NOV required equipment. On July 21, 2016, the appellants initiated an appeal of the IURC's June 22, 2016 Order challenging the findings made by the IURC. On February 14, 2017, the Court affirmed the IURC's June 22, 2016 Order.

SIGECO Electric Demand Side Management (DSM) Program Filing
On August 31, 2011, the IURC issued an Order approving an initial three-year DSM plan in the Company's electric service territory that complied with the IURC’s energy saving targets. Consistent with the Company’s proposal, the Order approved, among other items, the following: 1) recovery of costs associated with implementing the DSM Plan; 2) the recovery of a performance incentive mechanism based on measured savings related to certain DSM programs; and 3) lost margin recovery associated with the implementation of DSM programs for large customers. On June 20, 2012, the IURC issued an Order approving a small customer lost margin recovery mechanism, inclusive of all previous deferrals. For the six months ended June 30, 2017 and 2016, the Company recognized electric utility revenue of $5.7 million and $5.4 million, respectively, associated with this approved lost margin recovery mechanism.

On March 28, 2014, Indiana Senate Bill 340 was signed into law. The legislation allows for industrial customers to opt out of participating in energy efficiency programs and as a result of this legislation, most of the Company’s eligible industrial customers have since opted out of participation in the applicable energy efficiency programs.

Indiana Senate Bill 412 (Senate Bill 412) requires electricity suppliers to submit energy efficiency plans to the IURC at least once every three years. Senate Bill 412 also requires the recovery of all program costs, including lost revenues and financial incentives associated with those plans and approved by the IURC. The Company made its first filing pursuant to this bill in June 2015, which proposed energy efficiency programs for calendar years 2016 and 2017. On March 23, 2016, the IURC issued an Order approving the Company’s 2016-2017 energy efficiency plan. The Order provided for cost recovery of program and administrative expenses and included performance incentives for reaching energy savings goals. The Order also included a lost margin recovery mechanism that now limits recovery related to new programs to the shorter of four years or the life of the installed energy efficiency measure. Prior electric energy efficiency orders did not limit lost margin recovery in this manner. This ruling followed other recent IURC decisions implementing the same lost margin recovery limitation with respect to other electric utilities in Indiana. The Company appealed this lost margin recovery restriction based on the Company’s commitment to promote and drive participation in its energy efficiency programs.

On March 7, 2017, the Court of Appeals reversed the IURC finding on the Company's 2016-2017 energy efficiency plan that the four year cap on lost margin recovery was arbitrary and the IURC failed to properly interpret the governing statute requiring it to review the utility's originally submitted DSM proposal and either approve or reject it as a whole, including the proposed lost margin recovery. The case has been remanded back to the Commission for further proceedings to determine the reasonableness of the Company's entire energy efficiency plan. On June 13, 2017, the Company filed additional testimony supporting the plan. In response to the proposals to cap lost margin recovery, the Company has filed supplemental testimony that supports lost margin recovery based on the average measure life of the plan, estimated at nine years. Testimony of intervening parties was filed on July 26, 2017, and these parties continue to oppose the reasonableness of our proposed lost margin recovery. An evidentiary hearing is scheduled for September 5, 2017. The Company expects an order by the end of 2017.

On April 10, 2017, the Company submitted its request for approval of its Energy Efficiency Plan for calendar years 2018 through 2020. Consistent with prior filings, this filing included a request for continued cost recovery of program and administrative expenses, including performance incentives for reaching energy savings goals and continued recovery of lost margins consistent with our modified proposal in the 2016-2017 plan. Filed testimony of intervening parties was received on July 26, 2017. Intervening parties continue to oppose the reasonableness of our proposed lost margin recovery. An evidentiary hearing is scheduled for September 6, 2017. An order is expected by the end of 2017.

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

A second customer complaint case was filed on February 11, 2015 covering the refund period from February 12, 2015 through May 11, 2016 (second refund period). An initial decision from the FERC administrative law judge on June 30, 2016, authorized a base ROE of 9.70 percent for the second refund period. The FERC was expected to rule on the proposed order in the second complaint case in 2017, which would authorize a base ROE for this period and prospectively from the date of the order. The timing of any action by FERC is uncertain given current staffing at the agency and the decision could be delayed for an uncertain period of time.

Separately, on January 6, 2015, the FERC approved a MISO transmission owner joint request for an adder to the approved ROE. Under FERC regulations, transmission owners that are part of a Regional Transmission Organization (RTO) such as the MISO are authorized to earn an incentive of 50 basis points above the FERC approved ROE. The adder is applied retroactively from January 6, 2015 through May 11, 2016 and prospectively from the September 28, 2016 order in the first complaint case.

The Company has reflected these results in its financial statements. As of June 30, 2017, the Company had invested approximately $157.7 million in qualifying projects. The net plant balance for these projects totaled $135.1 million at June 30, 2017.

On April 14, 2017, the U.S. Court of Appeals for the District of Columbia circuit vacated the FERC Opinion in a prior case that established a new methodology for calculating ROE. This methodology was utilized in the final order in the Company's first complaint case, and the initial decision in the Company's second complaint case. The Appeals Court stated that FERC did not prove the existing ROE was not just and reasonable and also failed to provide any reasoned basis for their selected ROE. Timing of a decision in this case is also uncertain due to agency staffing. The Company will continue to monitor this proceeding and evaluate any potential impacts on the Company's complaint cases but would not expect them to be material.

12.  Environmental & Sustainability Matters

The Company initiated a corporate sustainability program in 2012 with the publication of the initial corporate sustainability report. Since that time, the Company continues to develop strategies that focus on environmental, social and governance (ESG) factors that contribute to the long-term growth of a sustainable business model. As detailed further below and in the next corporate sustainability report, the Company continues to set out its plans, among other things, to upgrade and diversify its generation portfolio. The sustainability policies and efforts, and in particular its policies and procedures designed to ensure compliance with applicable laws and regulations, are directly overseen by the Company's Corporate Responsibility and Sustainability Committee, as well as vetted with the Company's Board of Directors. Further discussion of key goals, strategies, and governance practices can be found in the Company’s latest sustainability report, which received core level certification from the Global Reporting Initiative.

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

Integrated Resource Planning Process

As required by the state of Indiana, the Company completed its 2016 Integrated Resource Plan (IRP) and submitted to the IURC on December 16, 2016. The state requires each electric utility to perform and submit an IRP that uses economic modeling to consider the costs and risks associated with available resource options to provide reliable electric service for the next twenty year period. During 2016, the Company held three public stakeholder meetings to gather input and feedback as well as communicate results of the IRP process as it progressed. In developing its IRP, the Company considered both the cost to continue operating its existing generation units in a manner that complies with current and anticipated future environmental requirements, as well as various resource alternatives, such as the use of energy efficiency programs and renewable resources as part of its overall generation portfolio. After submission, parties to the IRP provided comments on the plan. While the IURC does not approve or reject the IRP, the process involves the issuance of a report on the IRP by the Commission. A draft of that Commission report was issued on July 28, 2017. The Company will take the comments provided in the draft report into consideration in finalizing its generation resource plans.

Currently, the Company operates approximately 1,000 MW of coal-fired generation, 245 MW of natural gas peaking units, and 3 MW via a landfill-gas-to-electricity facility. The Company also has 80 MW of wind power through two long-term power purchase agreements and 32 MW of coal generation through its ownership in OVEC. The Company’s 2016 IRP preferred portfolio illustrates a future less reliant on coal. The twenty year plan reflects the retirement of a portion of the Company’s current coal-fired fleet, transitions a significant portion of generation to natural gas and includes new renewable energy sources, specifically universal solar. The detailed plan introduces approximately 54 MW of universal solar installed by 2019. The plan included the Company exiting its joint operations of Warrick Unit 4, a 300 MW unit shared with Alcoa, by 2020. The Company would complete upgrades to its existing coal-fired F.B. Culley Unit 3, a 270-megawatt unit, to comply with federal water regulations specific to the Effluent Limitations Guidelines (ELG) around 2023 in order to keep the unit in operation. As discussed in more detail in the ELG section below, the EPA has administratively stayed the compliance deadlines in the ELG rule pending reconsideration. In 2024, the IRP points to the retirement of coal-fired A.B. Brown plant Units 1 & 2 along with F.B. Culley Unit 2, collectively representing 580 MW. This generation would be replaced by a newly constructed combined cycle natural gas plant, with the capability of producing approximately 890 MW by 2024. In addition, the Company intends to continue to offer energy efficiency programs annually. Similarly, as discussed in more detail below, the short-term uncertainties related to ELG implementation are not expected to have a significant impact on the Company’s long-term preferred generation plan.

On July 11, 2017, the Company, in partnership with Alcoa, announced the intent to continue the joint ownership and operation of Warrick Unit 4 through 2023. This continuation aligns with the Company's long-term electric generation strategy, and the expected exit at the end of 2023 is consistent with its IRP which reflects bringing new resources online by that date.

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

Throughout 2016 and 2017, the Company has continued to refine site specific estimates and now estimates the costs to be in the range of $35 million to $130 million. Significant factors impacting the resulting cost estimates include the closure time frame and the method of closure. Current estimates contemplate complete removal under the assumption of beneficial reuse of the ash at A.B. Brown, as well as implications of the Company’s preferred IRP. Ongoing analysis, the continued refinement of assumptions, or the inability to beneficially reuse the ash, either from a technological or economical perspective, could result in estimated costs in excess of the current range.

As of June 30, 2017, the Company had recorded an approximate $30 million asset retirement obligation (ARO). The recorded ARO reflects the present value of the approximate $35 million in estimated costs in the range above. These assumptions and estimations are subject to change in the future and could materially impact the amount of the estimated ARO.

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

The current wastewater discharge permit for the A.B. Brown power plant had an expiration date of October 2016 and, for the F.B. Culley plant, a date of December 2016, and final renewals were issued by the state environmental agency in February 2017 and March 2017, respectively. As part of the permit renewals, the Company requested alternate compliance dates for ELGs. Compliance with the ELGs will not be required prior to November 2018, but no later than December 31, 2023. For plants identified in the Company’s preferred IRP to be retired prior to December 31, 2023, the Company has requested those plants would not require new treatment technology, which was approved by the state agency provided that the Company notifies the state within one year of issuance of the renewal of its intent to retire the unit. For the F.B. Culley 3 plant, the Company has proposed a 2020 compliance date for dry bottom ash and 2023 compliance date for flue gas desulfurization wastewater, which was approved by the state and finalized in the permit renewal.

On April 13, 2017, as part of the Administration's regulatory reform initiative, which is focused on the number and nature of regulations, the EPA granted petitions to reconsider the ELG rule, and indicated it would stay the current implementation deadlines in the rule during the pendency of the reconsideration. With publication in the federal register, the EPA will be seeking public comment on the stay of the ELG implementation deadlines. The EPA has also sought a stay of the current judicial review litigation in federal district court. The court has yet to grant the indefinite stay sought by EPA, and instead placed the parties on a periodic status update schedule. As the Company does not currently have short-term ELG implementation deadlines in its recently renewed wastewater discharge permits, the Company does not anticipate immediate impacts from the EPA’s administrative stay of implementation deadlines due to the longer compliance time frames granted by the state, and will continue to work with the state agency to evaluate further implementation plans. The Company believes the stay of the ELG implementation deadlines do not impact its preferred generation plan as modeled in the IRP due to comparable ash handling restrictions required by the CCR rule which is not subject to an administrative stay; however, on May 3, 2017, a coalition of environmental organizations filed a challenge to the stay in the U.S. District Court for the District of Columbia. A briefing is scheduled to be completed through August, with a decision on the interim stay expected to be issued later in 2017.

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

Air Quality

Ozone NAAQS
On November 26, 2014, the EPA proposed to tighten the current National Ambient Air Quality Standard (NAAQS) for ozone from the current standard of 75 parts per billion (ppb) to a level within the range of 65 to 70 ppb. On October 1, 2015, the EPA finalized a new NAAQS for ozone at the high end of the range, or 70 ppb. On September 16, 2016, Indiana submitted its initial determination to the EPA recommending that counties in southwest Indiana, specifically Vanderburgh, Posey and Warrick, be declared in attainment of the new more stringent ozone standard based upon air monitoring data from 2014-2016. The EPA was expected to make final determinations as to whether a region is in attainment for the new NAAQS in 2017; however, in a March filing challenging the new standard, the EPA filed a request to stay the litigation pending a potential review of the ozone standard by the agency. While the future of the current ozone standard is not certain, it is possible counties in southwest Indiana could be declared in non-attainment with the current ozone standard, and thus could have an effect on future economic development activities in the Company's service territory. The Company does not anticipate any significant compliance cost impacts from the determination given its previous investment in SCR technology for NOx control on its units. In September 2016, the EPA finalized a supplement to the Cross State Air Pollution Rule (CSAPR) that requires further NOx reductions during the ozone season (May - September). The Company is in full compliance with these NOx reduction requirements through its current investment in SCR technology.

One Hour SO2 NAAQS
On February 16, 2016, the EPA notified states of the commencement of a 120 day consultation period between the state and the EPA with respect to the EPA's recommendations for new non-attainment designations for the 2010 One Hour SO2 NAAQS. Identified on the list was Posey County, Indiana, where the Company's A.B. Brown Generating Station is located. While the Company is in compliance with all applicable SO2 limits in its permits, the Company reached an agreement with the state of Indiana on voluntary measures the Company was able to implement without significant incremental costs to ensure Posey County remains in attainment with the 2010 One Hour SO2 NAAQS. The Company's coal-fired generating fleet is 100 percent scrubbed for SO2 and 90 percent controlled for NOx.

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

At the time of release of the CPP, Indiana was the 5th largest carbon emitter in the nation in tons of CO2 produced from electric generation. The Company’s share of total tons of CO2 generated by Indiana's electric utilities has historically been less than 6 percent. Since 2005 through 2016, the Company has achieved a reduction in emissions of CO2 of 43 percent (on a tonnage basis). The Company has been able to achieve these reductions through the retirement of F.B. Culley Unit 1, expiration of municipal wholesale power contracts, electric conservation, the addition of renewable generation, and the installation of more efficient dense pack turbine technology. Since emissions are further impacted by fluctuations in generation, coal burn reductions and energy efficiency programs, the Company's emissions of CO2 can vary year to year. As such, the three year average emission reduction for the period 2014 to 2016 is 35 percent from 2005 levels. With respect to renewable generation, in 2008 and 2009, the Company executed long-term purchase power commitments for a total of 80 MW of wind energy. The Company currently has approximately 4 percent of its electricity being provided by energy sources other than coal and natural gas, due to the long-term wind contracts and a landfill gas investment. With respect to the CO2 emission rate, since 2005 through 2016, the Company has lowered its CO2 emission rate (as measured in lbs CO2/MWh) from 1,967 lbs CO2/MWh to 1,922 lbs CO2/MWh, for a reduction of 3 percent. The Company’s CO2 emission rate of 1,922 lbs CO2/MWh is basically the same as Indiana's average CO2 emission rate of 1,923 lbs CO2/MWh. The Company plans to consider these reductions in CO2 emissions and renewable generation in future discussions with the state to develop a possible state implementation plan.

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

In addition to the federal programs, the United States and 194 other countries agreed by consensus to limit GHG emissions beginning after 2020 in the 2015 United Nations Framework Convention on Climate Change Paris Agreement. The United States has proposed a 26-28 percent GHG emission reduction from 2005 levels by 2025. The Administration has indicated it intends to withdraw the United States' participation, however the Agreement provides that parties can not petition to withdraw until November 2019. As previously noted, since 2005 through 2016, the Company has achieved reduced emissions of CO2 by 43 percent (on a tonnage basis). While the litigation and reconsideration of the CPP rules remains uncertain, the Company will continue to monitor regulatory activity regarding GHG emission standards that may affect its electric generating units.

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

With respect to insurance coverage, Indiana Gas has received approximately $20.8 million from all known insurance carriers under insurance policies in effect when these plants were in operation. Likewise, SIGECO has settlement agreements with all known insurance carriers and has received approximately $15.5 million of the expected $15.8 million in insurance recoveries.

The costs the Company expects to incur are estimated by management using assumptions based on actual costs incurred, the timing of expected future payments, and inflation factors, among others. While the Company’s utilities have recorded all costs which they presently expect to incur in connection with activities at these sites, it is possible that future events may require remedial activities which are not presently foreseen and those costs may not be subject to PRP or insurance recovery. As of June 30, 2017 and December 31, 2016, approximately $2.7 million and $2.9 million, respectively, of accrued, but not yet spent, costs are included in Other Liabilities related to the Indiana Gas and SIGECO sites.

13.	Impact of Recently Issued Accounting Principles

Revenue Recognition Guidance
In May 2014, the FASB issued new accounting guidance to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP. The amendments in this guidance state an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This new guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. The guidance can be applied retrospectively to each prior reporting period presented (full retrospective method) or retrospectively with a cumulative effect adjustment to retained earnings for initial application of the guidance at the date of initial adoption (modified retrospective method). While the Company continues to assess the standard and initial conclusions could change based on completion of that assessment, the Company preliminarily plans to adopt the guidance under the modified retrospective method.

In July 2015, the FASB approved a one year deferral that became effective through an ASU in August and changed the effective date to annual reporting periods beginning after December 15, 2017, including interim periods, with early adoption permitted, but not before the original effective date of December 15, 2016.

The Company is currently assessing the impacts this guidance may have on the Consolidated Balance Sheets, Consolidated Statements of Operations, and disclosures. While management is continuing to analyze the impact of this new standard and the related ASUs that clarify guidance in the standard, at this time, management does not believe adoption of the standard will have a significant impact on the Company's pattern of revenue recognition. The Company will adopt the guidance effective January 1, 2018.

Leases
In February 2016, the FASB issued new accounting guidance for the recognition, measurement, presentation and disclosure of leasing arrangements. This ASU requires the recognition of lease assets and liabilities for those leases currently classified as operating leases while also refining the definition of a lease. In addition, lessees will be required to disclose key information about the amount, timing, and uncertainty of cash flows arising from leasing arrangements. This ASU is effective for the interim and annual reporting periods beginning January 1, 2019, although it can be early adopted, with a modified retrospective approach for leases that commenced prior to the date of adoption. The Company is currently evaluating the standard to determine the impact it will have on the financial statements and will adopt the guidance effective January 1, 2019.

Stock Compensation
In March 2016, the FASB issued new accounting guidance intended to simplify several aspects of accounting for share-based payment transactions, including the income tax consequences. This ASU was effective for annual periods beginning after December 15, 2016, and interim periods therein. Most of the Company's share based awards are settled via cash payments and were therefore not impacted by this standard. The Company's adoption of this standard did not have a material impact on the financial statements.

Presentation of Net Periodic Pension and Postretirement Benefit Costs
In March 2017, the FASB issued new accounting guidance to improve the presentation of net periodic pension and postretirement benefit costs. This ASU is effective for annual periods beginning after December 15, 2017, and relevant interim periods. Early adoption is permitted. This ASU requires the Company to report the service cost component in the same line items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside of income from operations. The Company is currently evaluating the standard to determine the impact it will have on the financial statements, however, does not anticipate its adoption to have a significant impact on the financial statements. The Company will adopt the guidance effective January 1, 2018.

Other Recently Issued Standards
Management believes other recently issued standards, which are not yet effective, will not have a material impact on the Company's financial condition, results of operations, or cash flows upon adoption.

14.    Fair Value Measurements

The carrying values and estimated fair values using primarily Level 2 assumptions of the Company's other financial instruments follow:

	June 30, 2017		December 31, 2016
(In millions)	Carrying Amount	Est. Fair Value	Carrying Amount	Est. Fair Value
Long-term debt	$1,714.5	$1,838.5	$1,714.0	$1,835.8
Short-term borrowings	246.2	246.2	194.4	194.4
Cash & cash equivalents	11.0	11.0	68.6	68.6
Restricted cash	—	—	0.9	0.9

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

Because of the nature of certain other investments and lack of a readily available market, it is not practical to estimate the fair value of these financial instruments at specific dates without considerable effort and cost.  At June 30, 2017 and December 31, 2016, the fair value for these financial instruments was not estimated.  The carrying value of these investments at June 30, 2017 and December 31, 2016 was $15.4 million and $16.1 million, respectively.

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

The Nonutility Group reports the following segments:  Energy Services, Infrastructure Services, and Other Businesses.  Energy Services, through the wholly owned subsidiary Energy Systems Group, LLC, provides energy performance contracting and sustainable infrastructure, such as renewables, distributed generation, and combined heat and power projects. The Infrastructure Services segment, through wholly owned subsidiaries Miller Pipeline, LLC and Minnesota Limited, LLC, provides underground pipeline construction and repair services for customers that include Vectren Utility Holdings' utilities. Fees incurred by Vectren Utility Holdings and its subsidiaries for these pipeline construction and repair services totaled $51.6 million and $37.2 million for the three months ended June 30, 2017 and 2016, respectively, and for the six months ended June 30, 2017 and 2016 totaled $77.4 million and $56.8 million, respectively.

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

Information related to the Company’s reportable segments is summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2017	2016	2017	2016
Revenues
Utility Group
Gas Utility Services	$144.0	$132.0	$436.8	$413.1
Electric Utility Services	141.8	147.7	273.8	289.8
Other Operations	11.4	10.5	22.8	21.1
Eliminations	(11.3)	(10.4)	(22.7)	(20.9)
Total Utility Group	285.9	279.8	710.7	703.1
Nonutility Group
Infrastructure Services	277.5	189.2	424.8	301.7
Energy Services	67.8	65.9	120.7	115.3
Total Nonutility Group	345.3	255.1	545.5	417.0
Corporate & Other Group	0.2	—	0.3	0.1
Eliminations	(0.7)	(1.2)	(1.4)	(1.8)
Consolidated Revenues	$630.7	$533.7	$1,255.1	$1,118.4

Profitability Measure - Net Income
Utility Group Net Income
Gas Utility Services	$7.0	$4.7	$54.9	$45.1
Electric Utility Services	15.9	19.2	29.6	35.8
Other Operations	2.6	2.4	6.9	6.5
Utility Group Net Income	25.5	26.3	91.4	87.4
Nonutility Group Net Income (Loss)
Infrastructure Services	11.4	4.2	2.1	(8.4)
Energy Services	1.1	2.3	—	2.5
Other Businesses	(0.3)	—	(0.4)	(0.3)
Nonutility Group Net Income	12.2	6.5	1.7	(6.2)
Corporate & Other Group Net Income (Loss)	(0.1)	(0.5)	(0.2)	(0.6)
Consolidated Net Income	$37.6	$32.3	$92.9	$80.6

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

Indiana Gas provides energy delivery services to approximately 595,000 natural gas customers located in central and southern Indiana. SIGECO provides energy delivery services to approximately 145,000 electric customers and approximately 112,000 gas customers located near Evansville in southwestern Indiana. SIGECO also owns and operates electric generation assets to serve its electric customers and optimizes those assets in the wholesale power market. Indiana Gas and SIGECO generally do business as Vectren Energy Delivery of Indiana. VEDO provides energy delivery services to approximately 319,000 natural gas customers located near Dayton in west-central Ohio.

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

Results for the three months ended June 30, 2017 were earnings of $37.6 million, or $0.45 per share, compared to earnings of $32.3 million, or $0.39 per share for the three months ended June 30, 2016. For the six months ended June, 30, 2017, consolidated net income was $92.9 million or $1.12 per share, compared to $80.6 million or $0.97 per share for the six months ended June 30, 2016.

Consolidated Results

Net income (loss) and earnings per share, in total and by group, for the three and six months ended June 30, 2017 and 2016 follow:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share data)	2017	2016	2017	2016
Net income (loss)	$37.6	$32.3	$92.9	$80.6
Attributed to:
Utility Group	25.5	26.3	91.4	87.4
Nonutility Group	12.2	6.5	1.7	(6.2)
Corporate & other	(0.1)	(0.5)	(0.2)	(0.6)

Basic EPS	$0.45	$0.39	$1.12	$0.97
Attributed to:
Utility Group	0.31	0.32	1.10	1.06
Nonutility Group	0.15	0.08	0.02	(0.08)
Corporate & other	—	(0.01)	—	(0.01)

Utility Group
In the second quarter of 2017, the Utility Group earnings were $25.5 million, compared to $26.3 million in 2016. In the six months ended June 30, 2017, the Utility Group earned $91.4 million, compared to $87.4 million in 2016. Utility group results for the quarter and year to date periods reflect the returns from the continued investment in the gas infrastructure replacement programs in Indiana and Ohio. Results also reflect the expected decrease in usage of a large electric customer that completed its transition to a co-generation facility.

Nonutility Group
The Nonutility group results for the second quarter of 2017 were earnings of $12.2 million, compared to earnings of $6.5 million in the prior year. For the six months ended June 30, 2017, the Nonutility Group reported earnings of $1.7 million, compared to a loss of $6.2 million in the prior year period. Both the quarter and year to date periods reflect favorable results compared to 2016, driven by Infrastructure Services' transmission and distribution operations. Results reflect record second quarter revenues as the large pipeline project in Ohio started late in the first quarter of 2017. Results for Energy Services were lower in both the quarter and the year. Both periods reflect impacts related to the expiration of Section 179D tax deductions, which allowed federal deductions for energy efficiency savings, and increased operating costs.

Dividends

Dividends declared for the three months ended June 30, 2017, were $0.42 per share, compared to $0.40 per share for the same period in 2016. Dividends declared for the six months ended June 30, 2017, were $0.84 per share, compared to $0.80 per share for the same period in 2016.

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

Results of Operations of the Utility Group

The Utility Group is composed of Utility Holdings’ operations, which consists of the Company’s regulated utility operations and other operations that provide information technology and other support services to those regulated operations.  Regulated operations consist of a natural gas distribution business and an electric transmission and distribution business. The natural gas distribution business provides natural gas distribution and transportation services to nearly two-thirds of Indiana and about 20 percent of Ohio, primarily in the west-central area. The electric transmission and distribution business provides electric distribution services primarily to southwestern Indiana, and its power generating and wholesale power operations. In total, these regulated operations supply natural gas and/or electricity to over one million customers.  Utility Group operating results net of certain intersegment eliminations and reclassifications for the three and six months ended June 30, 2017 and 2016, follow:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share data)	2017	2016	2017	2016
OPERATING REVENUES
Gas utility	$144.0	$132.0	$436.8	$413.1
Electric utility	141.8	147.7	273.8	289.8
Other	0.1	0.1	0.1	0.2
Total operating revenues	285.9	279.8	710.7	703.1
OPERATING EXPENSES
Cost of gas sold	37.2	34.0	150.1	145.5
Cost of fuel & purchased power	43.6	45.2	84.7	89.4
Other operating	84.4	81.3	170.0	171.4
Depreciation & amortization	57.9	54.0	115.3	107.6
Taxes other than income taxes	13.1	13.1	27.5	30.2
Total operating expenses	236.2	227.6	547.6	544.1
OPERATING INCOME	49.7	52.2	163.1	159.0
OTHER INCOME - NET	7.8	7.0	14.9	13.3
INTEREST EXPENSE	17.6	17.5	35.2	35.0
INCOME BEFORE INCOME TAXES	39.9	41.7	142.8	137.3
INCOME TAXES	14.4	15.4	51.4	49.9
NET INCOME	$25.5	$26.3	$91.4	$87.4

CONTRIBUTION TO VECTREN BASIC EPS	$0.31	$0.32	$1.10	$1.06

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

Gas Utility Margin
Gas Utility margin and throughput by customer type follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2017	2016	2017	2016
Gas utility revenues	$144.0	$132.0	$436.8	$413.1
Cost of gas sold	37.2	34.0	150.1	145.5
Total gas utility margin	$106.8	$98.0	$286.7	$267.6
Margin attributed to:
Residential & commercial customers	$81.3	$75.3	$220.6	$205.2
Industrial customers	16.1	14.1	37.2	33.1
Other	2.2	1.5	5.0	4.3
Regulatory expense recovery mechanisms	7.2	7.1	23.9	25.0
Total gas utility margin	$106.8	$98.0	$286.7	$267.6
Sold & transported volumes in MMDth attributed to:
Residential & commercial customers	10.5	12.4	53.3	59.3
Industrial customers	26.9	29.9	61.8	65.8
Total sold & transported volumes	37.4	42.3	115.1	125.1

Gas utility margins were $106.8 million and $286.7 million for the three and six months ended June 30, 2017, and compared to 2016, increased $8.8 million quarter over quarter and $19.1 million year over year. Gas utility margins increased $8.7 million in the quarter and $20.2 million year over year when excluding margin from regulatory expense recovery mechanisms, which increased $0.1 million quarter over quarter and decreased $1.1 million year over year. Gas margin was favorably impacted by increased returns on infrastructure replacement programs in Indiana and Ohio of $6.0 million quarter over quarter and $15.4 million year over year, increases in large customer margin of $1.5 million quarter over quarter and $2.8 million year over year primarily due to a new customer in the second half of 2016, and increases associated with small customer count growth of $0.4 million quarter over quarter and $1.0 million year over year. With rate designs that substantially limit the impact of weather on small customer margin, the warmer than normal weather in the first quarter of 2017 decreased sold and transported volumes, but had only a slight unfavorable impact on small customer margin compared to 2016. Heating degree days were 89 percent of normal in Ohio and 81 percent of normal in Indiana in the first half of 2017, compared to 98 percent of normal in Ohio and 91 percent of normal in Indiana in the same period in 2016.

Electric Utility Margin (Electric utility revenues less Cost of fuel & purchased power)
Electric Utility Margin and volumes sold by customer type follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2017	2016	2017	2016
Electric utility revenues	$141.8	$147.7	$273.8	$289.8
Cost of fuel & purchased power	43.6	45.2	84.7	89.4
Total electric utility margin	$98.2	$102.5	$189.1	$200.4
Margin attributed to:
Residential & commercial customers	$63.0	$63.6	$120.6	$123.5
Industrial customers	23.8	28.2	46.8	54.2
Other	0.9	0.8	1.9	2.1
Regulatory expense recovery mechanisms	2.5	3.0	4.8	7.1
Subtotal: retail	$90.2	$95.6	$174.1	$186.9
Wholesale power & transmission system margin	8.0	6.9	15.0	13.5
Total electric utility margin	$98.2	$102.5	$189.1	$200.4
Electric volumes sold in GWh attributed to:
Residential & commercial customers	645.3	652.9	1,246.3	1,292.6
Industrial customers	521.4	700.2	1,012.9	1,354.4
Other customers	4.9	5.3	10.9	11.4
Total retail volumes sold	1,171.6	1,358.4	2,270.1	2,658.4

Retail
Electric retail utility margins were $90.2 million and $174.1 million for the three and six months ended June 30, 2017, and compared to 2016, decreased by $5.4 million quarter over quarter and $12.8 million year over year. Results reflect a decrease in large customer margin of $4.4 million quarter over quarter and $7.4 million year to date, primarily due to the completion by a large customer of its transition to a co-generation (cogen) facility resulting in lower usage of approximately 170 GWh quarter over quarter and 335 GWh year to date. Electric margin, which is not protected by weather normalizing mechanisms, reflects only a $0.3 million increase in customer margin in the quarter related to weather. For the year to date period, electric results reflect a $1.8 million decrease in customer margin related to weather, primarily in the first quarter, as annualized heating degree days were 85 percent of normal compared to 92 percent of normal in 2016. Margin from regulatory expense recovery mechanisms decreased $0.5 million quarter over quarter and $2.3 million year to date.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2017	2016	2017	2016
MISO Transmission system margin	$6.8	$6.2	$12.6	$11.8
MISO Off-system margin	1.2	0.7	2.4	1.7
Total wholesale margin	$8.0	$6.9	$15.0	$13.5

Transmission system margin associated with qualifying projects, including the reconciliation of recovery mechanisms and other transmission system operations, totaled $6.8 million and $6.2 million during the three months ended June 30, 2017 and 2016, respectively. Transmission system margin was $12.6 million and $11.8 million during the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, the Company has invested $157.7 million in qualifying projects. The net plant balance for these projects totaled $135.1 million at June 30, 2017. These projects include an interstate 345 kV transmission line that connects the Company’s A.B. Brown Generating Station to a generating station in Indiana owned by Duke Energy to the north and to a generating station in Kentucky owned by Big Rivers Electric Corporation to the south; a substation; and another transmission line. These projects earn a FERC approved equity rate of return on the net plant balance and recover operating expenses. In September 2016, the FERC issued a final order authorizing the transmission owners to receive a 10.32 percent base ROE plus, a separately approved 50 basis point adder compared to the previously authorized 12.38 percent. The Company has reflected these outcomes in its financial statements. The 345 kV project is the largest of these qualifying projects, with an original cost of $106.8 million that earned the FERC approved equity rate of return, including while under construction.

In the second quarter of 2017, margin from off system sales was $1.2 million compared to $0.7 million in 2016. For the six months ended June 30, 2017, margin from off-system sales was $2.4 million compared to $1.7 million in 2016. The base rate changes implemented in May 2011 require wholesale margin from off-system sales earned above or below $7.5 million per year is shared equally with customers. Results for the periods presented are net of sharing, and reflect higher market prices due to higher natural gas prices and lower system load due to the transition of a large customer to cogen.

Utility Group Operating Expenses

Other Operating
During the second quarter of 2017, other operating expenses were $84.4 million, an increase of $3.1 million, compared to the second quarter of 2016. For the six months ended June 30, 2017, other operating expenses were $170.0 million, a decrease of $1.4 million, compared to 2016. Excluding costs recovered directly in margin, other operating expenses increased $3.6 million quarter over quarter and increased $2.0 million year over year, when compared to 2016. Both quarter and year to date periods reflect increases in performance-based compensation costs driven by changes in the Company's stock price, as well as increases due to timing of power plant maintenance costs.

Depreciation & Amortization
In the second quarter of 2017, depreciation and amortization expense was $57.9 million, compared to $54.0 million in 2016. For the six months ended June 30, 2017, depreciation and amortization expense was $115.3 million, which represents an increase of $7.7 million compared to 2016. The increase reflects increased plant placed in service, which is largely driven by increased gas utility plant as a result of the Indiana and Ohio infrastructure programs.

Taxes Other Than Income Taxes
Taxes other than income taxes were $13.1 million for the second quarter of 2017, equal to 2016. Year to date, taxes other than income taxes were $27.5 million, compared to $30.2 million in 2016. The reduction in taxes other than income taxes in the year to date period of 2017 compared to 2016 was primarily related to lower property taxes.

Other Income - Net
Other income-net reflects income of $7.8 million for the second quarter of 2017, an increase of $0.8 million, compared to 2016. Year to date, other income-net reflects income of $14.9 million, compared to $13.3 million in 2016. The increases are primarily due to increased AFUDC driven by increased capital expenditures related to gas infrastructure investment programs.

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

Indiana Senate Bill 251 (Senate Bill 251) provides a framework to recover 80 percent of federally mandated costs through a periodic rate adjustment mechanism outside of a general rate case. Such costs include a return on the federally mandated capital investment, based on the overall rate of return most recently approved by the IURC, through a base rate case or other proceeding, along with recovery of depreciation and other operating costs associated with these mandates. The remaining 20 percent of those costs is deferred for future recovery in the utility's next general rate case.

Indiana Senate Bill 560 (Senate Bill 560) supplements Senate Bill 251 described above, and provides for cost recovery outside of a base rate proceeding for projects that either improve electric and gas system reliability and safety or are economic development projects that provide rural areas with access to gas service. Provisions of the legislation require, among other things, requests for recovery include a seven-year project plan. Once the plan is approved by the IURC, 80 percent of such costs are eligible for current recovery using a periodic rate adjustment mechanism. Recoverable costs include a return on the investment that reflects the current capital structure and associated costs, with the exception of the rate of return on equity, which remains fixed at the rate determined in the Company's last rate case. Recoverable costs also include recovery of depreciation and other operating expenses. The remaining 20 percent of project costs are deferred for future recovery in the utility’s next general rate case, which must be filed before the expiration of the seven-year plan. The adjustment mechanism is capped at an annual increase in retail revenues of no more than two percent.

Ohio House Bill 95 (House Bill 95) permits a natural gas utility to apply for recovery of much of its capital expenditure program. This legislation also allows for the deferral of costs, such as depreciation, property taxes, and debt-related post-in-service carrying costs until recovery is approved by the PUCO.

Indiana Recovery and Deferral Mechanisms
The Company's Indiana natural gas utilities received Orders in 2008 and 2007 associated with the most recent base rate cases. These Orders authorized the deferral of financial impacts associated with bare steel and cast iron replacement activities. The Orders provide for the deferral of depreciation and post-in-service carrying costs on qualifying projects totaling $20 million annually at Indiana Gas and $3 million annually at SIGECO. The debt-related post-in-service carrying costs are currently recognized in the Consolidated Statements of Income. The recording of post-in-service carrying costs and depreciation deferral is limited by individual qualifying project to three years after being placed into service at SIGECO and four years after being placed into service at Indiana Gas. At June 30, 2017 and December 31, 2016, the Company has regulatory assets totaling $22.5 million and $21.9 million, respectively, associated with the deferral of depreciation and debt-related post-in-service carrying cost activities. Beginning in 2014, all bare steel and cast iron replacement activities are now part of the Company’s seven-year capital investment plan discussed below.

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

In March 2016, the IURC issued an Order re-approving approximately $890 million of the Company’s gas infrastructure modernization projects requested in the third update of the Plan, and approving the inclusion in rates of actual investments made through June 30, 2015. While most of the proposed capital spend has been approved as proposed, approximately $80 million of future projects were not approved for recovery through the mechanisms pursuant to these filings. Specifically, the Company proposed to add a new project to its Plan pursuant to Senate Bill 560 totaling approximately $65 million. The project, which consists of a 20-mile transmission line and other related investments required to support industrial customer growth and ongoing system reliability in the Lafayette, Indiana area, as well as allows the Company to further diversify its gas supply portfolio via access to shale gas in the Marcellus and Utica reserves, was excluded for recovery under the Plan. The IURC stated because the project was not in the original plan filed in 2013, it does not qualify for cost recovery under Senate Bill 560. In the Order, the IURC did pre-approve the project for rate base inclusion upon the filing of the next base rate case. On April 27, 2017, the Indiana Court of Appeals affirmed the IURC Order. The Company does not expect similar issues related to updating future plan filings as the project inclusion process is now better understood by all parties.

Subsequent to the March 2016 Order, the Company has received three additional Orders approving plan investments. On June 29, 2016, the IURC issued an Order approving the inclusion in rates of investments made from July 2015 to December 2015. On January 25, 2017 the IURC issued an Order (January 2017 Order) approving the inclusion in rates of investments made from January 2016 to June 2016. The January 2017 Order also approved the Company's plan update, which is now $950 million through 2020. The plan increase of $60 million is due to additional investment related to pipeline safety and compliance requirements under Senate Bill 251. On July 26, 2017 the IURC issued an Order (July 2017 Order) approving the inclusion in rates of investments made from July 2016 to December 2016. Through the July 2017 Order, approximately $407 million of the approved capital investment plan has been incurred and included for recovery.

At June 30, 2017 and December 31, 2016, the Company has regulatory assets related to the Plan totaling $59.9 million and
$51.1 million, respectively.

Ohio Recovery and Deferral Mechanisms
The PUCO Order approving the Company's 2009 base rate case in the Ohio service territory authorized a distribution replacement rider (DRR). The DRR's primary purpose is recovery of investments in utility plant and related operating expenses associated with replacing bare steel and cast iron pipelines, as well as certain other infrastructure investments. This rider is updated annually for qualifying capital expenditures and allows for a return on those capital expenditures based on the rate of return approved in the 2009 base rate case. In addition, deferral of depreciation and the ability to accrue debt-related post-in-service carrying costs is also allowed until the related capital expenditures are included in the DRR. The Order also initially established a prospective bill impact evaluation on the annual deferrals. On February 19, 2014, the PUCO issued an Order approving a Stipulation entered into by the PUCO Staff and the Company which provided for the extension of the DRR for the recovery of costs incurred through 2017 and expanded the types of investment covered by the DRR to include recovery of certain other infrastructure investments. The Order limits the resulting DRR fixed charge per month for residential and small general service customers to specific graduated levels through 2017. The capital expenditure plan is subject to the graduated caps on the fixed DRR monthly charge applicable to residential and small general service customers approved in the Order. In the event the Company exceeds these caps, amounts in excess can be deferred for future recovery. The Order also approved the Company's commitment that the DRR can only be further extended as part of a base rate case. In total, the Company has made capital investments on projects that are now in-service under the DRR totaling $283.0 million as of June 30, 2017, of which $204.0 million has been approved for recovery under the DRR through December 31, 2015. On May 1, 2017, the Company submitted its annual request for an adjustment in the DRR rates to recover an additional $57.1 million of capital investments made through December 31, 2016. The Company expects an order by September 2017. Regulatory assets associated with post-in-service carrying costs and depreciation deferrals were $27.8 million and $24.4 million at June 30, 2017 and December 31, 2016, respectively.

The PUCO has also issued Orders approving the Company's filings under Ohio House Bill 95. These Orders approve deferral of the Company’s Ohio capital expenditure program for items not covered by the DRR as well as expenditures necessary to comply with PUCO rules, regulations, orders, and system expansion to some new customers. Ohio House Bill 95 Orders also established a prospective bill impact evaluation on the cumulative deferrals, limiting the total deferrals at a level which would equal $1.50 per residential and small general service customer per month. At June 30, 2017 and December 31, 2016, the Company has regulatory assets totaling $53.0 million and $41.9 million, respectively, associated with the deferral of depreciation, post-in-service carrying costs, and property taxes. As of June 30, 2017, the Company's deferrals have not reached this bill impact cap. On May 1, 2017, the Company submitted its most recent annual report required under its House Bill 95 Order. This report covers the Company's capital expenditure program through calendar year 2017.

Given the extension of the DRR through 2017, as discussed above, and the continued ability to defer other capital expenses under House Bill 95, it is anticipated that the Company will file a general rate case for the inclusion in rate base of the above costs in early 2018.

Pipeline and Hazardous Materials Safety Administration (PHMSA)
In March 2016, PHMSA published a notice of proposed rulemaking (NPRM) on the safety of gas transmission and gathering lines. The proposed rule addresses many of the remaining requirements of the 2011 Pipeline Safety Act, with a particular focus on extending integrity management rules to address a much larger portion of the natural gas infrastructure and adds requirements to address broader threats to the integrity of a pipeline system. The Company continues to evaluate the impact these proposed rules will have on its integrity management programs and transmission and distribution systems. Progress on finalizing the rule continues to work through the administrative process. It is expected that the rule will be finalized in 2018 and the Company believes the costs to comply with the new rules would be considered federally mandated and therefore should be recoverable under Senate Bill 251 in Indiana and eligible for deferral under House Bill 95 in Ohio.

In December 2016, PHMSA issued final rules related to integrity management for storage operations. Efforts are underway to implement the new requirements. Further, the Company reviewed the Underground Natural Gas Storage Safety Recommendations from a joint Department of Energy and PHMSA led task force. The Company believes that the cost to comply with these new rules would be considered federally mandated. On August 3, 2017, the Company filed for authority to recover the associated costs using the mechanism allowed under Senate Bill 251. The request includes approximately $15 million of operating expenses and $17 million of capital investments over a four year period beginning in 2018. The Company expects an IURC order no later than the first quarter of 2018. The Company does not have storage operations in Ohio.

Additionally, PHMSA finalized a rule on excess flow valves, which went into effect in April 2017. At the customer's request, in Indiana and Ohio, excess flow valves will be installed at the customer's cost.

Electric Rate & Regulatory Matters

Electric Requests for Recovery under Senate Bill 560
The provisions of Senate Bill 560, as described in the Gas Rate & Regulatory Matters footnote for gas projects, are the same for qualifying electric projects. On February 23, 2017, the Company filed for authority to recover costs related to its electric system modernization plan, using the mechanism allowed under Senate Bill 560. The electric system modernization plan includes investments to upgrade portions of the Company’s network of substations, transmission and distribution systems, to enhance reliability and allow the grid to accept advanced technology to improve the information and service provided to customers. The filing requested the recovery of associated capital expenditures estimated to be approximately $500 million over the seven-year period beginning in 2017.

On May 18, 2017, a settlement agreement, reached between the Company, the OUCC and a coalition of industrial customers, was filed with the IURC. The settlement agreement is opposed by a coalition of environmental and public interest groups. The settlement agreement reduces the plan spend to $446 million, with defined annual caps on recoverable capital investments. The majority of the reduction relating to the removal of advanced metering infrastructure (AMI or digital meters) from the plan. However, deferral of the costs for AMI was agreed upon in the settlement whereby the company can move forward with deployment in the near-term. In removing it from the plan, the request for cost recovery for the AMI project will not occur until the next base rate review proceeding, which will begin in 2023. The settlement agreement also addresses how the eligible costs would be recoverable in rates, with a cap on the residential and small general service fixed monthly charge per customer in each semi-annual filing. The remaining costs to residential and small general service customers would be recovered via a volumetric energy charge. The settlement agreement also addresses that semi-annual filings are to be made August 1, based on capital investments and expenses through the period ended April 30, and February 1, based on capital investments and expenses through October 31. The parties agreed in the settlement that the Company would make its semi-annual filing on August 1, 2017, with additional time allotted subsequent to the plan case order for intervening parties to review the filing and to address any changes to the settlement agreement. Under the timeline provided by Senate Bill 560, the Company expects an IURC order regarding the settlement agreement no later than September 2017.

On August 1, 2017, the Company filed its initial request for approval of the revenue requirement associated with capital investment through April 30, 2017. As the next step of the recovery process outlined in the legislation, once approved, this filing will initiate the rates necessary to begin cash recovery of 80 percent of the revenue requirement, with the remaining 20 percent deferred for recovery in the utility's next general rate case. Through April 30, 2017, the Company has invested approximately $7 million under the plan. Pending final approval of the settlement agreement, the timeline set forth in this proceeding would result in an order by the end of 2017.

Renewable Generation Resources
On February 22, 2017, the Company also filed for authority to recover costs related to the construction of three solar projects, using the mechanism allowed under Senate Bill 29, which allows for timely recovery of costs and expenses incurred during the construction and operation of clean energy projects. These investments, presented as part of the Company’s Integrated Resource Plan (IRP) submitted in December 2016, allow the Company to add approximately 4 MW of universal solar generation, rooftop solar generation, and 1 MW of battery storage resources to its portfolio. See more information on the IRP below in Environmental & Sustainability Matters. The cost of the projects is estimated to be approximately $16 million. Testimony of intervening parties was filed on May 11, 2017, with a recommendation to approve the projects with minor adjustments to exclude battery storage investments. The Company filed rebuttal testimony supporting these investments on May 26, 2017, and an evidentiary hearing was held on June 15, 2017. The Company expects an order by the end of 2017.

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

As of June 30, 2017, $30 million has been spent on equipment to control mercury in both air and water emissions, and $40 million to address the issues raised in the NOV. The Order approved the Company’s request for deferred accounting treatment, as supported by provisions under Indiana Senate Bill 29 and Senate Bill 251. The accounting treatment includes the deferral of depreciation and property tax expense related to these investments, accrual of post-in-service carrying costs, and deferral of incremental operating expenses related to compliance with these standards. These costs will be included for recovery no later than the next rate case. The initial phase of the projects went into service in 2014, with the remaining investment going into service in 2016. As of June 30, 2017, the Company has approximately $10.3 million deferred related to depreciation and operating expenses, and $3.7 million deferred related to post-in-service carrying costs. MATS compliance was required beginning April 16, 2015, and the Company continues to operate in full compliance with the MATS rule.

In June 2015, Joint Appellants’ Citizens Action Coalition of Indiana, Inc., Sierra Club, Inc., and Valley Watch, Inc. (the appellants) challenged the IURC's January 2015 Order. On October 29, 2015, the Indiana Court of Appeals issued an opinion that affirmed the IURC’s findings with regard to equipment required to comply with MATS and certain national pollutant discharge elimination system rules but remanded the case to the IURC to determine whether a certificate of public convenience and necessity (CPCN) should be issued for the equipment required by the NOV. On June 22, 2016, the IURC issued an Order granting the Company a CPCN for the NOV required equipment. On July 21, 2016, the appellants initiated an appeal of the IURC's June 22, 2016 Order challenging the findings made by the IURC. On February 14, 2017, the Court affirmed the IURC's June 22, 2016 Order.

SIGECO Electric Demand Side Management (DSM) Program Filing
On August 31, 2011, the IURC issued an Order approving an initial three-year DSM plan in the Company's electric service territory that complied with the IURC’s energy saving targets. Consistent with the Company’s proposal, the Order approved, among other items, the following: 1) recovery of costs associated with implementing the DSM Plan; 2) the recovery of a performance incentive mechanism based on measured savings related to certain DSM programs; and 3) lost margin recovery associated with the implementation of DSM programs for large customers. On June 20, 2012, the IURC issued an Order approving a small customer lost margin recovery mechanism, inclusive of all previous deferrals. For the six months ended June 30, 2017 and 2016, the Company recognized electric utility revenue of $5.7 million and $5.4 million, respectively, associated with this approved lost margin recovery mechanism.

On March 28, 2014, Indiana Senate Bill 340 was signed into law. The legislation allows for industrial customers to opt out of participating in energy efficiency programs and as a result of this legislation, most of the Company’s eligible industrial customers have since opted out of participation in the applicable energy efficiency programs.

Indiana Senate Bill 412 (Senate Bill 412) requires electricity suppliers to submit energy efficiency plans to the IURC at least once every three years. Senate Bill 412 also requires the recovery of all program costs, including lost revenues and financial incentives associated with those plans and approved by the IURC. The Company made its first filing pursuant to this bill in June 2015, which proposed energy efficiency programs for calendar years 2016 and 2017. On March 23, 2016, the IURC issued an Order approving the Company’s 2016-2017 energy efficiency plan. The Order provided for cost recovery of program and administrative expenses and included performance incentives for reaching energy savings goals. The Order also included a lost margin recovery mechanism that now limits recovery related to new programs to the shorter of four years or the life of the installed energy efficiency measure. Prior electric energy efficiency orders did not limit lost margin recovery in this manner. This ruling followed other recent IURC decisions implementing the same lost margin recovery limitation with respect to other electric utilities in Indiana. The Company appealed this lost margin recovery restriction based on the Company’s commitment to promote and drive participation in its energy efficiency programs.

On March 7, 2017, the Court of Appeals reversed the IURC finding on the Company's 2016-2017 energy efficiency plan that the four year cap on lost margin recovery was arbitrary and the IURC failed to properly interpret the governing statute requiring it to review the utility's originally submitted DSM proposal and either approve or reject it as a whole, including the proposed lost margin recovery. The case has been remanded back to the Commission for further proceedings to determine the reasonableness of the Company's entire energy efficiency plan. On June 13, 2017, the Company filed additional testimony supporting the plan. In response to the proposals to cap lost margin recovery, the Company has filed supplemental testimony that supports lost margin recovery based on the average measure life of the plan, estimated at nine years. Testimony of intervening parties was filed on July 26, 2017, and these parties continue to oppose the reasonableness of our proposed lost margin recovery. An evidentiary hearing is scheduled for September 5, 2017. The Company expects an order by the end of 2017.

On April 10, 2017, the Company submitted its request for approval of its Energy Efficiency Plan for calendar years 2018 through 2020. Consistent with prior filings, this filing included a request for continued cost recovery of program and administrative expenses, including performance incentives for reaching energy savings goals and continued recovery of lost margins consistent with our modified proposal in the 2016-2017 plan. Filed testimony of intervening parties was received on July 26, 2017. Intervening parties continue to oppose the reasonableness of our proposed lost margin recovery. An evidentiary hearing is scheduled for September 6, 2017. An order is expected by the end of 2017.

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

A second customer complaint case was filed on February 11, 2015 covering the refund period from February 12, 2015 through May 11, 2016 (second refund period). An initial decision from the FERC administrative law judge on June 30, 2016, authorized a base ROE of 9.70 percent for the second refund period. The FERC was expected to rule on the proposed order in the second complaint case in 2017, which would authorize a base ROE for this period and prospectively from the date of the order. The timing of any action by FERC is uncertain given current staffing at the agency and the decision could be delayed for an uncertain period of time.

Separately, on January 6, 2015, the FERC approved a MISO transmission owner joint request for an adder to the approved ROE. Under FERC regulations, transmission owners that are part of a Regional Transmission Organization (RTO) such as the MISO are authorized to earn an incentive of 50 basis points above the FERC approved ROE. The adder is applied retroactively from January 6, 2015 through May 11, 2016 and prospectively from the September 28, 2016 order in the first complaint case.

The Company has reflected these results in its financial statements. As of June 30, 2017, the Company had invested approximately $157.7 million in qualifying projects. The net plant balance for these projects totaled $135.1 million at June 30, 2017.

On April 14, 2017, the U.S. Court of Appeals for the District of Columbia circuit vacated the FERC Opinion in a prior case that established a new methodology for calculating ROE. This methodology was utilized in the final order in the Company's first complaint case, and the initial decision in the Company's second complaint case. The Appeals Court stated that FERC did not prove the existing ROE was not just and reasonable and also failed to provide any reasoned basis for their selected ROE. Timing of a decision in this case is also uncertain due to agency staffing. The Company will continue to monitor this proceeding and evaluate any potential impacts on the Company's complaint cases but would not expect them to be material.

Environmental & Sustainability Matters

The Company initiated a corporate sustainability program in 2012 with the publication of the initial corporate sustainability report. Since that time, the Company continues to develop strategies that focus on environmental, social and governance (ESG) factors that contribute to the long-term growth of a sustainable business model. As detailed further below and in the next corporate sustainability report, the Company continues to set out its plans, among other things, to upgrade and diversify its generation portfolio. The sustainability policies and efforts, and in particular its policies and procedures designed to ensure compliance with applicable laws and regulations, are directly overseen by the Company's Corporate Responsibility and Sustainability Committee, as well as vetted with the Company's Board of Directors. Further discussion of key goals, strategies, and governance practices can be found in the Company’s latest sustainability report, at www.vectren.com/sustainability, which received core level certification from the Global Reporting Initiative.

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

Integrated Resource Planning Process

As required by the state of Indiana, the Company completed its 2016 Integrated Resource Plan (IRP) and submitted to the IURC on December 16, 2016. The state requires each electric utility to perform and submit an IRP that uses economic modeling to consider the costs and risks associated with available resource options to provide reliable electric service for the next twenty year period. During 2016, the Company held three public stakeholder meetings to gather input and feedback as well as communicate results of the IRP process as it progressed. In developing its IRP, the Company considered both the cost to continue operating its existing generation units in a manner that complies with current and anticipated future environmental requirements, as well as various resource alternatives, such as the use of energy efficiency programs and renewable resources as part of its overall generation portfolio. After submission, parties to the IRP provided comments on the plan. While the IURC does not approve or reject the IRP, the process involves the issuance of a report on the IRP by the Commission. A draft of that Commission report was issued on July 28, 2017. The Company will take the comments provided in the draft report into consideration in finalizing its generation resource plans.

Currently, the Company operates approximately 1,000 MW of coal-fired generation, 245 MW of natural gas peaking units, and 3 MW via a landfill-gas-to-electricity facility. The Company also has 80 MW of wind power through two long-term power purchase agreements and 32 MW of coal generation through its ownership in OVEC. The Company’s 2016 IRP preferred portfolio illustrates a future less reliant on coal. The twenty year plan reflects the retirement of a portion of the Company’s current coal-fired fleet, transitions a significant portion of generation to natural gas and includes new renewable energy sources, specifically universal solar. The detailed plan introduces approximately 54 MW of universal solar installed by 2019. The plan included the Company exiting its joint operations of Warrick Unit 4, a 300 MW unit shared with Alcoa, by 2020. The Company would complete upgrades to its existing coal-fired F.B. Culley Unit 3, a 270-megawatt unit, to comply with federal water regulations specific to the Effluent Limitations Guidelines (ELG) around 2023 in order to keep the unit in operation. As discussed in more detail in the ELG section below, the EPA has administratively stayed the compliance deadlines in the ELG rule pending reconsideration. In 2024, the IRP points to the retirement of coal-fired A.B. Brown plant Units 1 & 2 along with F.B. Culley Unit 2, collectively representing 580 MW. This generation would be replaced by a newly constructed combined cycle natural gas plant, with the capability of producing approximately 890 MW by 2024. In addition, the Company intends to continue to offer energy efficiency programs annually. Similarly, as discussed in more detail below, the short-term uncertainties related to ELG implementation are not expected to have a significant impact on the Company’s long term preferred generation plan.

On July 11, 2017, the Company, in partnership with Alcoa, announced the intent to continue the joint ownership and operation of Warrick Unit 4 through 2023. This continuation aligns with the Company's long-term electric generation strategy, and the expected exit at the end of 2023 is consistent with its IRP which reflects bringing new resources online by that date.

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

Throughout 2016 and 2017, the Company has continued to refine site specific estimates and now estimates the costs to be in the range of $35 million to $130 million. Significant factors impacting the resulting cost estimates include the closure time frame and the method of closure. Current estimates contemplate complete removal under the assumption of beneficial reuse of the ash at A.B. Brown, as well as implications of the Company’s preferred IRP. Ongoing analysis, the continued refinement of assumptions, or the inability to beneficially reuse the ash, either from a technological or economical perspective, could result in estimated costs in excess of the current range.

As of June 30,2017, the Company had recorded an approximate $30 million asset retirement obligation (ARO). The recorded ARO reflects the present value of the approximate $35 million in estimated costs in the range above. These assumptions and estimations are subject to change in the future and could materially impact the amount of the estimated ARO.

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

The current wastewater discharge permit for the A.B. Brown power plant had an expiration date of October 2016 and, for the F.B. Culley plant, a date of December 2016, and final renewals were issued by the state environmental agency in February 2017 and March 2017, respectively. As part of the permit renewals, the Company requested alternate compliance dates for ELGs. Compliance with the ELGs will not be required prior to November 2018, but no later than December 31, 2023. For plants identified in the Company’s preferred IRP to be retired prior to December 31, 2023, the Company has requested those plants would not require new treatment technology, which was approved by the state agency provided that the Company notifies the state within one year of issuance of the renewal of its intent to retire the unit. For the F.B. Culley 3 plant, the Company has proposed a 2020 compliance date for dry bottom ash and 2023 compliance date for flue gas desulfurization wastewater, which was approved by the state and finalized in the permit renewal.

On April 13, 2017, as part of the Administration's regulatory reform initiative, which is focused on the number and nature of regulations, the EPA granted petitions to reconsider the ELG rule, and indicated it would stay the current implementation deadlines in the rule during the pendency of the reconsideration. With publication in the federal register, the EPA will be seeking public comment on the stay of the ELG implementation deadlines. The EPA has also sought a stay of the current judicial review litigation in federal district court. The court has yet to grant the indefinite stay sought by EPA, and instead placed the parties on a periodic status update schedule. As the Company does not currently have short-term ELG implementation deadlines in its recently renewed wastewater discharge permits, the Company does not anticipate immediate impacts from the EPA’s administrative stay of implementation deadlines due to the longer compliance time frames granted by the state, and will continue to work with the state agency to evaluate further implementation plans. The Company believes the stay of the ELG implementation deadlines do not impact its preferred generation plan as modeled in the IRP due to comparable ash handling restrictions required by the CCR rule which is not subject to an administrative stay; however, on May 3, 2017, a coalition of environmental organizations filed a challenge to the stay in the U.S. District Court for the District of Columbia. A briefing is scheduled to be completed through August, with a decision on the interim stay expected to be issued later in 2017.

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

Air Quality

Ozone NAAQS
On November 26, 2014, the EPA proposed to tighten the current National Ambient Air Quality Standard (NAAQS) for ozone from the current standard of 75 parts per billion (ppb) to a level within the range of 65 to 70 ppb. On October 1, 2015, the EPA finalized a new NAAQS for ozone at the high end of the range, or 70 ppb. On September 16, 2016, Indiana submitted its initial determination to the EPA recommending that counties in southwest Indiana, specifically Vanderburgh, Posey and Warrick, be declared in attainment of the new more stringent ozone standard based upon air monitoring data from 2014-2016. The EPA was expected to make final determinations as to whether a region is in attainment for the new NAAQS in 2017; however, in a March filing challenging the new standard, the EPA filed a request to stay the litigation pending a potential review of the ozone standard by the agency. While the future of the current ozone standard is not certain, it is possible counties in southwest Indiana could be declared in non-attainment with the current ozone standard, and thus could have an effect on future economic development activities in the Company's service territory. The Company does not anticipate any significant compliance cost impacts from the determination given its previous investment in SCR technology for NOx control on its units. In September 2016, the EPA finalized a supplement to the Cross State Air Pollution Rule (CSAPR) that requires further NOx reductions during the ozone season (May - September). The Company is in full compliance with these NOx reduction requirements through its current investment in SCR technology.

One Hour SO2 NAAQS
On February 16, 2016, the EPA notified states of the commencement of a 120 day consultation period between the state and the EPA with respect to the EPA's recommendations for new non-attainment designations for the 2010 One Hour SO2 NAAQS. Identified on the list was Posey County, Indiana, where the Company's A.B. Brown Generating Station is located. While the Company is in compliance with all applicable SO2 limits in its permits, the Company reached an agreement with the state of Indiana on voluntary measures the Company was able to implement without significant incremental costs to ensure Posey County remains in attainment with the 2010 One Hour SO2 NAAQS. The Company's coal-fired generating fleet is 100 percent scrubbed for SO2 and 90 percent controlled for NOx.

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

Based on data made available through the Electronic Greenhouse Gas Reporting Tool (e-GGRT) maintained by the EPA, the Company’s direct CO2 emissions from its fossil fuel electric generation that report under the Acid Rain Program were less than one half of one percent of all emissions in the United States from similar sources. Emissions from other Company operations, including those from its natural gas distribution operations and the greenhouse gas emissions the Company is required to report on behalf of its end use customers, are similarly available through the EPA’s e-GGRT database and reporting tool.

Current Initiatives to Increase Conservation & Reduce Emissions
The Company is committed to a policy that reduces greenhouse gas emissions and conserves energy usage. Evidence of this commitment includes:

•
Since 2005 and through 2016, the Company has achieved a reduction in emissions of CO2 of 43 percent (on a tonnage basis) through the retirement of F.B. Culley Unit 1, expiration of municipal contracts, electric conservation, the addition of renewable generation, and the installation of more efficient dense pack turbine technology.

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

At the time of release of the CPP, Indiana was the 5th largest carbon emitter in the nation in tons of CO2 produced from electric generation. The Company’s share of total tons of CO2 generated by Indiana's electric utilities has historically been less than 6 percent. Since 2005 through 2016, the Company has achieved a reduction in emissions of CO2 of 43 percent (on a tonnage basis). The Company has been able to achieve these reductions through the retirement of F.B. Culley Unit 1, expiration of municipal wholesale power contracts, electric conservation, the addition of renewable generation, and the installation of more efficient dense pack turbine technology. Since emissions are further impacted by fluctuations in generation, coal burn reductions and energy efficiency programs, the Company's emissions of CO2 can vary year to year. As such, the three year average emission reduction for the period 2014 to 2016 is 35 percent from 2005 levels. With respect to renewable generation, in 2008 and 2009, the Company executed long-term purchase power commitments for a total of 80 MW of wind energy. The Company currently has approximately 4 percent of its electricity being provided by energy sources other than coal and natural gas, due to the long-term wind contracts and a landfill gas investment. With respect to the CO2 emission rate, since 2005 through 2016, the Company has lowered its CO2 emission rate (as measured in lbs CO2/MWh) from 1,967 lbs CO2/MWh to 1,922 lbs CO2/MWh, for a reduction of 3 percent. The Company’s CO2 emission rate of 1,922 lbs CO2/MWh is basically the same as Indiana's average CO2 emission rate of 1,923 lbs CO2/MWh. The Company plans to consider these reductions in CO2 emissions and renewable generation in future discussions with the state to develop a possible state implementation plan.

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

In addition to the federal programs, the United States and 194 other countries agreed by consensus to limit GHG emissions beginning after 2020 in the 2015 United Nations Framework Convention on Climate Change Paris Agreement. The United States has proposed a 26-28 percent GHG emission reduction from 2005 levels by 2025. The Administration has indicated it intends to withdraw the United States' participation, however the Agreement provides that parties can not petition to withdraw until November 2019. As previously noted, since 2005 through 2016, the Company has achieved reduced emissions of CO2 by 43 percent (on a tonnage basis). While the litigation and reconsideration of the CPP rules remains uncertain, the Company will continue to monitor regulatory activity regarding GHG emission standards that may affect its electric generating units.

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

With respect to insurance coverage, Indiana Gas has received approximately $20.8 million from all known insurance carriers under insurance policies in effect when these plants were in operation. Likewise, SIGECO has settlement agreements with all known insurance carriers and has received approximately $15.5 million of the expected $15.8 million in insurance recoveries.

The costs the Company expects to incur are estimated by management using assumptions based on actual costs incurred, the timing of expected future payments, and inflation factors, among others. While the Company’s utilities have recorded all costs which they presently expect to incur in connection with activities at these sites, it is possible that future events may require remedial activities which are not presently foreseen and those costs may not be subject to PRP or insurance recovery. As of June 30, 2017 and December 31, 2016, approximately $2.7 million and $2.9 million, respectively, of accrued, but not yet spent, costs are included in Other Liabilities related to the Indiana Gas and SIGECO sites.

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

The Nonutility Group results were earnings of $12.2 million and $1.7 million for the three and six months ended June 30, 2017, respectively, compared to earnings of $6.5 million and a loss of $6.2 million for the three and six months ended June 30, 2016.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share amounts)	2017	2016	2017	2016
NET INCOME (LOSS)	$12.2	$6.5	$1.7	$(6.2)
CONTRIBUTION TO VECTREN BASIC EPS	$0.15	$0.08	$0.02	$(0.08)
NET INCOME (LOSS) ATTRIBUTED TO:
Infrastructure Services	$11.4	$4.2	$2.1	$(8.4)
Energy Services	1.1	2.3	—	2.5
Other Businesses	(0.3)	—	(0.4)	(0.3)

Infrastructure Services

Infrastructure Services provides underground pipeline construction and repair services through wholly owned subsidiaries Miller Pipeline, LLC (Miller or Miller Pipeline) and Minnesota Limited, LLC (Minnesota Limited).  Inclusive of holding company costs, results for Infrastructure Services' operations for the second quarter of 2017 were earnings of $11.4 million, compared to earnings of $4.2 million for the same period in the prior year. During the six months ended June 30, 2017, Infrastructure Services earned $2.1 million, compared to a loss of $8.4 million year to date in 2016. Total Infrastructure Services revenues in the second quarter of 2017 were a record $277.5 million compared to revenues of $189.2 million in the second quarter of 2016. Year to date, 2017 revenues totaled $424.8 million, compared to $301.7 million for the year to date period in 2016. At June 30, 2017, Infrastructure Services had an estimated backlog of blanket contracts of $420 million and bid contracts of $340 million, for a total backlog of $760 million. This compares to an estimated backlog at March 31, 2017 of $780 million and $725 million at December 31, 2016.

The distribution portion of the business is performing well as gas utilities across the country continue to make significant investments in their infrastructure systems. Along with the continued strong demand for construction services from gas utilities, the warm and dry weather in the first half of the year resulted in record second quarter and year-to-date revenues for this portion of the business.

Results for the transmission portion of the business have significantly improved for the quarter and year-to-date periods as the large transmission pipeline project in Ohio, started late in the first quarter of 2017, contributed to record revenues in the second quarter. Although transmission margins are much improved in the quarter, the competitive environment in the repair and maintenance market continues. While the focus remains on the recurring integrity, station, and maintenance work, including shorter pipeline projects, opportunities for large transmission pipeline construction projects will continue to be pursued. The fundamental business model related to the long cycle of integrity, station, and maintenance work in the transmission sector remains unchanged. Demand remains high due to aging infrastructure and evolving safety and reliability regulations. Margins from the integrity, station, and maintenance work are generally more consistent from year to year as compared to margins derived from the intermittent large projects.

Energy Services

Energy Services provides energy performance contracting and sustainable infrastructure, such as renewables, distributed generation, and combined heat and power projects through its wholly owned subsidiary Energy Systems Group, LLC (ESG). Inclusive of holding company costs, Energy Services' operations were earnings of $1.1 million during the second quarter of 2017, compared to earnings of $2.3 million during the second quarter of 2016. For the six months ended June 30, 2017, earnings were break even, compared to earnings of $2.5 million in 2016. The lower results in the quarter and year to date are primarily due to the expiration of 179D tax deductions and increased operating costs. Section 179D, which allowed for federal tax deductions related to achieved energy efficiency savings, expired on December 31, 2016, and therefore had no impact in 2017. The impact of the tax deductions, net of expenses, reflected in 2016 results, were $0.7 million in the second quarter and $1.4 million year to date. Energy Services has year to date revenues of $120.7 million in 2017, compared to revenues of $115.3 million for the year to date period in 2016.

At June 30, 2017, the backlog of signed fixed price contracts is $181 million compared to $234 million at December 31, 2016, and $187 million at June 30, 2016. The backlog at June 30, 2017 is lower than December 31, 2016, due primarily to fewer contracts being signed in the first half of 2017. The sales funnel continues to grow, now at a near record $425 million, which is partially reflective of the slow contract signing process experienced year to date, but also reflects strong demand for Energy Services’ work. The Company's long-term view of the performance contracting and sustainable infrastructure opportunities remains strong with continued national focus expected on energy conservation and sustainability, renewable energy, and security as power prices across the country rise and customer focus on new, efficient, clean sources of energy grows.

Impact of Recently Issued Accounting Guidance

Revenue Recognition Guidance
In May 2014, the FASB issued new accounting guidance to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP. The amendments in this guidance state an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This new guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. The guidance can be applied retrospectively to each prior reporting period presented (full retrospective method) or retrospectively with a cumulative effect adjustment to retained earnings for initial application of the guidance at the date of initial adoption (modified retrospective method). While the Company continues to assess the standard and initial conclusions could change based on completion of that assessment, the Company preliminarily plans to adopt the guidance under the modified retrospective method.

In July 2015, the FASB approved a one year deferral that became effective through an ASU in August and changed the effective date to annual reporting periods beginning after December 15, 2017, including interim periods, with early adoption permitted, but not before the original effective date of December 15, 2016.

The Company is currently assessing the impacts this guidance may have on the Consolidated Balance Sheets, Consolidated Statements of Operations, and disclosures. While management is continuing to analyze the impact of this new standard and the related ASUs that clarify guidance in the standard, at this time, management does not believe adoption of the standard will have a significant impact on the Company's pattern of revenue recognition. The Company will adopt the guidance effective January 1, 2018.

Leases
In February 2016, the FASB issued new accounting guidance for the recognition, measurement, presentation and disclosure of leasing arrangements. This ASU requires the recognition of lease assets and liabilities for those leases currently classified as operating leases while also refining the definition of a lease. In addition, lessees will be required to disclose key information about the amount, timing, and uncertainty of cash flows arising from leasing arrangements. This ASU is effective for the interim and annual reporting periods beginning January 1, 2019, although it can be early adopted, with a modified retrospective approach for leases that commenced prior to the date of adoption. The Company is currently evaluating the standard to determine the impact it will have on the financial statements and will adopt the guidance effective January 1, 2019.

Stock Compensation
In March 2016, the FASB issued new accounting guidance intended to simplify several aspects of accounting for share-based payment transactions, including the income tax consequences. This ASU was effective for annual periods beginning after December 15, 2016, and interim periods therein. Most of the Company's share based awards are settled via cash payments and were therefore not impacted by this standard. The Company's adoption of this standard did not have a material impact on the financial statements.

Presentation of Net Periodic Pension and Postretirement Benefit Costs
In March 2017, the FASB issued new accounting guidance to improve the presentation of net periodic pension and postretirement benefit costs. This ASU is effective for annual periods beginning after December 15, 2017, and relevant interim periods. Early adoption is permitted. This ASU requires the Company to report the service cost component in the same line items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside of income from operations. The Company is currently evaluating the standard to determine the impact it will have on the financial statements, however, does not anticipate its adoption to have a significant impact on the financial statements. The Company will adopt the guidance effective January 1, 2018.

Other Recently Issued Standards
Management believes other recently issued standards, which are not yet effective, will not have a material impact on the Company's financial condition, results of operations, or cash flows upon adoption.

Financial Condition

Within the Company’s consolidated group, Utility Holdings primarily funds the short-term and long-term financing needs of the Utility Group operations, and Vectren Capital Corporation (Vectren Capital) funds short-term and long-term financing needs of the Nonutility Group and corporate operations.  Vectren Corporation guarantees Vectren Capital’s debt, but does not guarantee Utility Holdings’ debt.  Vectren Capital’s long-term debt, including current maturities, outstanding at June 30, 2017 approximated $334 million. Vectren Capital's short-term obligations outstanding at June 30, 2017 approximated $35 million.  Utility Holdings’ outstanding long-term and short-term borrowing arrangements are jointly and severally guaranteed by its wholly owned subsidiaries and regulated utilities SIGECO, Indiana Gas, and VEDO.  Utility Holdings’ long-term debt and short-term obligations outstanding at June 30, 2017 approximated $996 million and $211 million, respectively.  Additionally, prior to Utility Holdings’ formation, Indiana Gas and SIGECO funded their operations separately, and therefore, have long-term debt outstanding funded solely by their operations. SIGECO will also occasionally issue new tax-exempt debt to fund qualifying pollution control capital expenditures. Total Indiana Gas and SIGECO long-term debt, including current maturities, outstanding at June 30, 2017 was approximately $385 million.

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

Vectren Corporation's corporate credit rating is A-, as rated by S&P Global Ratings (S&P Global). Moody's Investor Services (Moody's) does not provide a rating for Vectren Corporation. The credit ratings of the senior unsecured debt of Utility Holdings, SIGECO and Indiana Gas, at June 30, 2017, are A-/A2, as rated by S&P Global and Moody’s, respectively.  The credit ratings on SIGECO's secured debt are A/Aa3. Utility Holdings’ commercial paper has a credit rating of A-2/P-1.  The current outlook of both Moody’s and S&P Global is stable.  A security rating is not a recommendation to buy, sell, or hold securities.  The rating is subject to revision or withdrawal at any time, and each rating should be evaluated independently of any other rating.  S&P Global and Moody’s lowest level investment grade rating is BBB- and Baa3, respectively.

The Company’s consolidated equity capitalization objective is 45-55 percent of long-term capitalization. This objective may have varied, and will vary, depending on particular business opportunities, capital spending requirements, execution of long-term financing plans, and seasonal factors that affect the Company’s operations. The Company’s equity to long-term capitalization ratio was 51 percent as of June 30, 2017 and December 31, 2016. Long-term capitalization includes long-term debt, including current maturities, as well as common shareholders’ equity.

Both long-term and short-term borrowing arrangements contain customary default provisions; restrictions on liens, sale-leaseback transactions, mergers or consolidations, and sales of assets; and restrictions on leverage, among other restrictions.  Multiple debt agreements contain a covenant that the ratio of consolidated total debt to consolidated total capitalization will not exceed 65 percent.  As of June 30, 2017, the Company was in compliance with all debt covenants.

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

On July 14, 2017, Utility Holdings entered into a private placement Note Purchase Agreement pursuant to which institutional investors have agreed to purchase the following tranches of notes: (i) $100 million of 3.26% Guaranteed Senior Notes, Series A, due August 28, 2032 and (ii) $100 million of 3.93% Guaranteed Senior Notes, Series B, due November 29, 2047. The notes will be jointly and severally guaranteed by Indiana Gas, SIGECO, and VEDO, wholly owned subsidiaries of VUHI.

The proceeds received from these issuances will be used to refinance existing indebtedness and for general corporate purposes including the Company's capital expenditure program. Subject to the satisfaction of customary conditions precedent, the Series A note proceeds will be received on August 28, 2017 and the Series B proceeds will be received on November 29, 2017.

Utility Holdings routinely seeks approval at the IURC and the PUCO for long-term financing authority at the individual utility level. This authority allows for the flexibility for each utility to issue debt and equity securities to third parties or to issue debt and equity securities to Utility Holdings and thus receive some of the proceeds from various Utility Holdings issuances to third parties on the same terms as those obtained by Utility Holdings. The majority of the long-term debt needs of the utilities is expected to be met through these debt issuances by Utility Holdings, some or all of which are then reloaned to the individual utilities. On June 21, 2017 an Order for long-term financing authority of $70 million of long-term debt and $65 million of equity financing was received from the PUCO for VEDO and expires in June 2018. On February 22, 2017, orders for long-term financing authority of $160 million and $200 million of long-term debt, and $120 million and $180 million of equity financing, were received from the IURC for SIGECO and Indiana Gas, respectively. These orders expire in March 2019.

Consolidated Short-Term Borrowing Arrangements
At June 30, 2017, the Company had $600 million of short-term borrowing capacity, including $350 million for the Utility Group and $250 million for the wholly owned Nonutility Group and corporate operations.  As reduced by borrowings currently outstanding, approximately $139 million was available for the Utility Group operations and $215 million was available for the wholly owned Nonutility Group and corporate operations.

On July 14, 2017, both Utility Holdings and Vectren Capital closed on new credit agreements. These new credit agreements mature on July 14, 2022 and replace the short-term facilities outstanding as of June 30, 2017 that had an original maturity date of October 31, 2019. The total $600 million of short-term borrowing capacity between the two lines remains unchanged; however, the Utility Group's capacity was increased by $50 million as compared to the prior credit facility, and the Nonutility Group's capacity was decreased by $50 million as compared to the prior credit facility. The Utility Group's short-term credit facility now has a capacity of $400 million with a $10 million swing line sublimit and a $20 million letter of credit sublimit and is jointly and severally guaranteed by Utility Holdings’ wholly owned subsidiaries Indiana Gas, SIGECO, and VEDO.  The Nonutility Group's short-term credit facility now has a capacity of $200 million with a $40 million swing line sublimit and a $80 million letter of credit sublimit and is guaranteed by Vectren Corporation.  These facilities are used to supplement working capital needs and also to fund capital investments and debt redemptions.

The Company has historically funded the short-term borrowing needs of Utility Holdings’ operations through the commercial paper market but maintains the ability to use the Utility Holdings' short-term borrowing facility when necessary. Following is certain information regarding the short-term borrowing arrangements outstanding at June 30, 2017.

	Utility Group Borrowings		Nonutility Group Borrowings
(In millions)	2017	2016	2017	2016
As of June 30
Balance Outstanding	$210.9	$38.9	$35.3	$6.3
Weighted Average Interest Rate	1.41%	0.71%	2.35%	1.59%
Six Months Ended June 30 Average
Balance Outstanding	$136.6	$5.1	$2.4	$0.5
Weighted Average Interest Rate	1.07%	0.60%	2.36%	1.60%
Maximum Month End Balance Outstanding	$210.9	$38.9	$35.3	$6.3

	Utility Group Borrowings		Nonutility Group Borrowings
(In millions)	2017	2016	2017	2016
Quarterly Average - June 30
Balance Outstanding	$120.8	$7.2	$4.8	$1.0
Weighted Average Interest Rate	1.21%	0.62%	2.36%	1.60%
Maximum Month End Balance Outstanding	$210.9	$38.9	$35.3	$6.3

New Share Issues
The Company may periodically issue new common shares to satisfy the dividend reinvestment plan and other employee benefit plan requirements. New issuances provided additional liquidity of $3.1 million for the six months ended June 30, 2017 and $3.0 million for the six months ended June 30, 2016.

Bonus Depreciation
On December 18, 2015, the Protecting Americans from Tax Hikes (PATH) Act was signed into law. The PATH Act allows for 50 percent bonus depreciation for property placed in service in 2015 - 2017; 40 percent in 2018; and 30 percent in 2019. Including the impact of alternative minimum tax credits that will be utilized in future periods, the extension of 50 percent bonus depreciation is expected to result in an approximate $54 million positive impact to cash flows for the 2017 tax year. Potential tax reform may impact bonus depreciation in future periods.

Potential Uses of Liquidity

Pension Funding Obligations
For the six months ended June 30, 2017, the Company did not contribute to its qualified pension plans.  Currently, the Company does not anticipate making contributions to its qualified pension plans in 2017.

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

Specific to ESG's role as a general contractor in the performance contracting industry, at June 30, 2017, there are 52 open surety bonds supporting future performance. The average face amount of these obligations is $10.0 million, and the largest obligation has a face amount of $75.9 million. The maximum exposure from these obligations is limited to the level of uncompleted work and further limited by bonds issued to ESG by various contractors. At June 30, 2017, approximately 35 percent of work was yet to be completed on projects with open surety bonds. A significant portion of these open surety bonds will be released within one year. In instances where ESG operates facilities, project guarantees extend over a longer period.  In addition to its performance obligations, ESG also warrants the functionality of certain installed infrastructure generally for one year and the associated energy savings over a specified number of years.

Based on a history of meeting performance obligations and installed products operating effectively, no liability or cost has been recognized for the periods presented as the Company assesses the likelihood of loss as remote. Since inception, ESG has paid a de minimis amount on energy savings guarantees.

Corporate Guarantees & Other Support
The Company issues parent level guarantees to certain vendors and customers of its wholly owned subsidiaries. These guarantees do not represent incremental consolidated obligations; but rather, represent guarantees of subsidiary obligations in order to allow those subsidiaries the flexibility to conduct business without posting other forms of collateral. At June 30, 2017, parent level guarantees support a maximum of $334 million of ESG’s performance contracting commitments, warranty obligations, project guarantees, and energy savings guarantees. Given the infrequent occurrence of any performance shortfalls historically on any of these commitments, no reserve for a potential liability has been deemed warranted.

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

The Company has not been called on to perform under these guarantees historically. While there can be no assurance that performance under these provisions will not be required in the future, the Company believes the likelihood of a material amount being incurred under these provisions is remote given the nature of the projects, the manner in which the savings estimates are developed, and the fact that the value of the guarantees decrease over time as actual energy savings are achieved by the customer.

The Company, from time to time, and primarily through Vectren Capital, issues letters of credit that support consolidated operations. At June 30, 2017, letters of credit outstanding total $30.3 million.

Planned Capital Expenditures & Investments
Utility capital expenditures are estimated at approximately $324 million for the remainder of 2017.  Nonutility capital expenditures are estimated at approximately $36 million for the remainder of 2017.

Contractual Obligations
The Company’s contractual obligations primarily consist of debt issued by SIGECO, Indiana Gas, Utility Holdings, and Vectren Capital; certain plant and nonutility plant purchase commitments, and other long-term liabilities. For the six months ended June 30, 2017, there were no significant changes to the Company’s contractual obligations from those identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, other than those which occur in the normal and ordinary course of business and those mentioned below.

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

Comparison of Historical Sources & Uses of Liquidity

Operating Cash Flow
The Company's primary source of liquidity to fund capital requirements has been cash generated from operations, which totaled $251.8 million and $293.3 million for the six months ended June 30, 2017 and 2016, respectively. The decrease in operating cash flow for the six months ended 2017 compared to 2016 is driven primarily by timing of cash flow related to large projects at the non utility group.

Financing Cash Flow
Net cash flow required for financing activities was $14.7 million during the six months ended June 30, 2017 compared to requirements of $105.6 million in 2016. Financing activity in both periods presented reflects the payment of dividends. The decrease in cash flow required for financing activities was primarily related to there being no retirements of long-term debt in 2017, compared to retirements of $73 million in 2016.

Investing Cash Flow
Cash flow required for investing activities was $294.7 million and $246.5 million during the six months ended June 30, 2017 and 2016, respectively.  The increase in investing activity in 2017 primarily reflects higher capital expenditures for the Utility.

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

ITEM 4.  CONTROLS AND PROCEDURES

Changes in Internal Controls over Financial Reporting

During the quarter ended June 30, 2017, there have been no changes to the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of June 30, 2017, the Company conducted an evaluation under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness and the design and operation of the Company's disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of June 30, 2017, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is:
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

During the third quarter of 2014, the Company was notified of claims by a group of current and former SIGECO employees (“claimants”) who participated in the Pension Plan for Salaried Employees of SIGECO (“SIGECO Salaried Plan”).  That plan was merged into the Vectren Corporation Combined Non-Bargaining Retirement Plan (“Vectren Combined Plan”) effective July 1, 2000. The claims related to the claimants’ election for benefits to be calculated under the Vectren Combined Plan’s cash-balance formula rather than the SIGECO Salaried Plan formula.  On March 12, 2015, certain claimants filed a Class Action Complaint against the Vectren Combined Plan (Plan) and the Company. The Company denied the allegations set forth in the Complaint and moved to dismiss the case. In April 2016, the court dismissed part of the complaint but allowed the remaining claims to proceed. On February 6, 2017, the parties reached a settlement in principle to resolve the matter. The Court preliminarily certified the Class and approved the settlement, subject to: (1) providing notification to the Class members, (2) providing Class members an opportunity to object and/or opt out and (3) a full fairness hearing. Notice was provided, the deadline for class members to object to the settlement has passed with no objections. The deadline for class members to opt out of the settlement expired July 31, 2017. The Company is not aware of any opt outs. The Court has set the class certification and final settlement approval hearing for August 15, 2017. The terms of the settlement in principle are not expected to have a material impact on the Plan or the Company.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Periodically, the Company purchases shares from the open market to satisfy share requirements associated with the Company’s share-based compensation plans; however, no such open market purchases were made during the quarter ended June 30, 2017.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.  OTHER INFORMATION

Not Applicable

ITEM 6.  EXHIBITS

Exhibits and Certifications

4.1
Note Purchase Agreement, dated July 14, 2017, between Vectren Utility Holdings, Inc. and each of the purchasers named therein. (Filed and designated in Form 8-K dated July 17, 2017 File No. 1-5467, as Exhibit 4.1).

10.1
Credit Agreement, dated as of July 14, 2017, among Vectren Utility Holdings, Inc., as borrower (VUHI); certain subsidiaries of VUHI, as guarantors; Bank of America, N.A., as administrative agent, swing line lender and a letter of credit issuer; Wells Fargo Bank, National Association, JPMorgan Chase Bank, N.A. and MUFG Union Bank, N.A., as co-syndication agents and letter of credit issuers; and the other lenders named therein. (Filed and designated in Form 8-K dated July 17, 2017 File No. 1-5467, as Exhibit 10.1).

10.2
Credit Agreement, dated as of July 14, 2017, among Vectren Capital, Corp., as borrower; Vectren Corporation, as guarantor; Bank of America, N.A., as administrative agent, swing line lender and a letter of credit issuer; Wells Fargo Bank, National Association, JPMorgan Chase Bank, N.A. and MUFG Union Bank, N.A., as co-syndication agents and letter of credit issuers; and the other lenders named therein. (Filed and designated in Form 8-K dated July 17, 2017 File No. 1-5467, as Exhibit 10.2).

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

VECTREN CORPORATION
Registrant

August 4, 2017	/s/M. Susan Hardwick
M. Susan Hardwick
Executive Vice President and Chief Financial Officer
(Signing on behalf of the registrant and as Principal Accounting & Financial Officer)