Form 10-Q
period 2018-06-30
VECTREN CORP
filed 2018-08-02
CIK 1096385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes    ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock- Without Par Value	83,080,695	July 31, 2018
Class	Number of Shares	Date

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
IDEM: Indiana Department of Environmental Management

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VECTREN CORPORATION AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited – In millions)

	June 30, 2018	December 31, 2017
ASSETS
Current Assets
Cash & cash equivalents	$9.8	$16.6
Accounts receivable - less reserves of $5.8 & $5.1, respectively	232.0	262.9
Accrued unbilled revenues	148.1	207.1
Inventories	103.7	126.6
Recoverable fuel & natural gas costs	9.7	19.2
Prepayments & other current assets	43.1	47.0
Total current assets	546.4	679.4
Utility Plant
Original cost	7,260.3	7,015.4
Less: accumulated depreciation & amortization	2,816.3	2,738.7
Net utility plant	4,444.0	4,276.7
Investments in unconsolidated affiliates	1.8	19.7
Other utility & corporate investments	45.1	43.7
Other nonutility investments	9.6	9.6
Nonutility plant - net	479.4	464.1
Goodwill	293.5	293.5
Regulatory assets	441.3	416.8
Other assets	35.0	35.8
TOTAL ASSETS	$6,296.1	$6,239.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

VECTREN CORPORATION AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited – In millions)

	June 30, 2018	December 31, 2017
LIABILITIES & SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$225.0	$366.2
Accrued liabilities	231.3	222.3
Short-term borrowings	247.9	249.5
Current maturities of long-term debt	60.0	100.0
Total current liabilities	764.2	938.0
Long-term Debt - Net of Current Maturities	1,928.7	1,738.7
Deferred Credits & Other Liabilities
Deferred income taxes	501.1	491.3
Regulatory liabilities	943.1	937.2
Deferred credits & other liabilities	297.2	284.8
Total deferred credits & other liabilities	1,741.4	1,713.3
Commitments & Contingencies (Notes 8, 11-14)
Common Shareholders' Equity
Common stock (no par value) – issued & outstanding 83.1 & 83.0, respectively	739.5	736.9
Retained earnings	1,123.6	1,113.7
Accumulated other comprehensive (loss)	(1.3)	(1.3)
Total common shareholders' equity	1,861.8	1,849.3
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$6,296.1	$6,239.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

VECTREN CORPORATION AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited – In millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
OPERATING REVENUES
Gas utility	$149.3	$144.0	$478.6	$436.8
Electric utility	143.3	141.8	277.4	273.8
Nonutility	351.7	344.9	546.8	544.5
Total operating revenues	644.3	630.7	1,302.8	1,255.1
OPERATING EXPENSES
Cost of gas sold	41.6	37.2	186.8	150.1
Cost of fuel & purchased power	47.8	43.6	90.1	84.7
Cost of nonutility revenues	111.6	120.4	178.4	182.2
Other operating	284.6	273.3	513.1	497.6
Merger-related	15.3	—	15.3	—
Depreciation & amortization	72.4	68.3	143.8	136.1
Taxes other than income taxes	15.5	13.9	35.4	29.1
Total operating expenses	588.8	556.7	1,162.9	1,079.8
OPERATING INCOME	55.5	74.0	139.9	175.3
OTHER INCOME (EXPENSE)
Equity in (losses) of unconsolidated affiliates	(17.8)	(0.3)	(17.9)	(0.8)
Other income – net	10.0	7.1	18.9	15.1
Total other income (expense)	(7.8)	6.8	1.0	14.3
INTEREST EXPENSE	24.0	21.4	47.5	42.7
INCOME BEFORE INCOME TAXES	23.7	59.4	93.4	146.9
INCOME TAXES	1.5	21.8	7.7	54.0
NET INCOME AND COMPREHENSIVE INCOME	$22.2	$37.6	$85.7	$92.9
WEIGHTED AVERAGE AND DILUTED COMMON SHARES OUTSTANDING	83.1	82.9	83.1	82.9
BASIC AND DILUTED EARNINGS PER SHARE OF COMMON STOCK	$0.27	$0.45	$1.03	$1.12
DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$0.45	$0.42	$0.90	$0.84

The accompanying notes are an integral part of these condensed consolidated financial statements.

VECTREN CORPORATION AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited – In millions)

	Six Months Ended
	June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$85.7	$92.9
Adjustments to reconcile net income to cash from operating activities:
Depreciation & amortization	143.8	136.1
Deferred income taxes & investment tax credits	(3.6)	53.4
Provision for uncollectible accounts	4.4	3.1
Expense portion of pension & postretirement benefit cost	2.2	3.4
Other non-cash items - net	18.3	5.5
Changes in working capital accounts:
Accounts receivable & accrued unbilled revenues	85.5	53.9
Inventories	22.9	11.3
Recoverable/refundable fuel & natural gas costs	9.5	(2.2)
Prepayments & other current assets	4.1	(3.8)
Accounts payable	(149.9)	(69.9)
Accrued liabilities	9.9	(6.4)
Employer contributions to pension & postretirement plans	(5.6)	(2.2)
Changes in noncurrent assets	(7.3)	(13.5)
Changes in noncurrent liabilities	(1.5)	(9.8)
Net cash from operating activities	218.4	251.8
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from:
Long-term debt, net of issuance costs	(0.6)	—
Dividend reinvestment plan & other common stock issuances	1.7	3.1
Requirements for dividends on common stock	(74.8)	(69.6)
Net change in short-term borrowings	148.4	51.8
Net cash from financing activities	74.7	(14.7)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of assets and other collections	5.4	1.3
Requirements for:
Capital expenditures, excluding AFUDC equity	(305.3)	(293.5)
Other costs	—	(3.4)
Changes in restricted cash	—	0.9
Net cash from investing activities	(299.9)	(294.7)
Net change in cash & cash equivalents	(6.8)	(57.6)
Cash & cash equivalents at beginning of period	16.6	68.6
Cash & cash equivalents at end of period	$9.8	$11.0

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

Indiana Gas provides energy delivery services to approximately 601,000 natural gas customers located in central and southern Indiana. SIGECO provides energy delivery services to approximately 146,000 electric customers and approximately 112,000 gas customers located near Evansville in southwestern Indiana. SIGECO also owns and operates electric generation assets to serve its electric customers and optimizes those assets in the wholesale power market. Indiana Gas and SIGECO generally do business as Vectren Energy Delivery of Indiana. VEDO provides energy delivery services to approximately 321,000 natural gas customers located near Dayton in west-central Ohio.

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
The Company, CenterPoint and Merger Sub each have made various representations, warranties and covenants in the Merger Agreement. Among other things, the Company has agreed, subject to certain exceptions, to conduct its businesses in the ordinary course, consistent with past practice, from the date of the Merger Agreement until closing, and not to take certain actions prior to the closing of the Merger without the approval of CenterPoint. The Company has made certain additional customary covenants, including, subject to certain exceptions: (1) to cause a meeting of the Company’s shareholders to be held to consider approval of the Merger Agreement, (2) not to solicit proposals relating to alternative business combination transactions and not to participate in discussions concerning, or furnish information in connection with, alternative business combination transactions and (3) not to withdraw its recommendation to the Company’s shareholders regarding the Merger. In addition, subject to the terms of the Merger Agreement, the Company, CenterPoint and Merger Sub are required to use reasonable best efforts to obtain all required regulatory approvals, which will include clearance under federal antitrust laws and certain approvals by federal regulatory bodies, including FERC, subject to certain exceptions, including such efforts not result in a "Burdensome Condition" (as defined in the Merger Agreement). While approval of the Merger Agreement is not required by the Indiana Utility Regulatory Commission ("IURC") or the Public Utilities Commission of Ohio ("PUCO"), informational filings have been made with each commission.

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

On June 15, 2018, Vectren and CenterPoint submitted their filings with the Federal Energy Regulatory Commission and initiated informational proceedings with regulators in Indiana and Ohio. The IURC has set a schedule for the review of information that has been voluntarily submitted by the companies regarding the merger that includes an October 17, 2018 hearing. Further, on June 18, 2018, Vectren and CenterPoint submitted their filings pursuant to the Hart-Scott-Rodino Act and the Federal Communications Commission. On June 26, 2018, CenterPoint and Vectren received notice from the Federal Trade Commission granting early termination of the waiting period under the Hart-Scott-Rodino Act. On July 16, 2018, the Company filed a definitive proxy statement, and a Form 8-K including supplemental disclosures to the proxy statement, with the Securities and Exchange Commission in connection with the Merger. On July 24, 2018, the Federal Communications Commission provided the final approvals for the transfer of control of the Company's subsidiaries which hold radio licenses. As of August 2, 2018, seven purported Company shareholders have filed lawsuits under the federal securities laws in the United States District Court for the Southern District of Indiana challenging the adequacy of the disclosures made in the Company's proxy statement in connection with the merger as discussed in Note 11. A special shareholders meeting to vote on matters relating to the proposed merger is scheduled for August 28, 2018. Subject to receipt of remaining approvals, the Company continues to anticipate that the closing of the merger will occur no later than the first quarter of 2019.

In connection with this transaction, the Company recorded merger-related expenses of $15.3 million in the quarter ending June 30, 2018, which are reflected in Merger-related in Operating Expenses in the Condensed Consolidated Statements of Income. Merger-related expenses for the quarter include $10.2 million of transaction advisory and other costs and $5.1 million for the end of period measurement of share-based and deferred compensation obligations that resulted from increases in the Company’s common stock trading price since the announcement of the Merger. The Company has treated these costs as tax deductible since the requisite closing conditions to the Merger have not yet been satisfied. Upon completion of the Merger, the Company will evaluate the tax deductibility of these costs and, though not expected, will reflect any non-deductible amounts in the effective tax rate at the Merger closing date.

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

The adoption of the new revenue standard had an immaterial impact to the Condensed Consolidated Income Statements for the three and the six month periods ended June 30, 2018 and the Condensed Consolidated Balance Sheet as of June 30, 2018, increasing net income by less than $1 million. The impact was also a result of the change in revenue recognition on specialized equipment.

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

In the following table, Utility Group revenue is disaggregated by customer class.

(In millions)	Three Months Ended	Six Months Ended
	June 30, 2018	June 30, 2018
Gas Utility Services
Residential	$100.3	$320.0
Commercial	30.2	112.7
Industrial	16.7	40.5
Other	2.1	5.4
Total Gas Utility Services	$149.3	$478.6

Electric Utility Services
Residential	$50.7	$100.4
Commercial	37.3	71.8
Industrial	41.1	78.4
Other	14.2	26.8
Total Electric Utility Services	$143.3	$277.4

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

The following table disaggregates Infrastructure Services revenue by type of contract and timing of transfer of control:

(In millions)	Three Months Ended	Six Months Ended
	June 30, 2018	June 30, 2018
Revenue
Unit or time and material (point in time)	$159.4	$283.8
Fixed price (over time)	120.0	130.9
Total Infrastructure Services	$279.4	$414.7

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

The following table disaggregates Energy Services revenue by type of performance obligation:

(In millions)	Three Months Ended	Six Months Ended
	June 30, 2018	June 30, 2018
Revenue
Construction	$66.9	$120.7
Operations and maintenance and other	6.9	13.7
Total Energy Services	$73.8	$134.4

Nonutility Contract Balances
When the timing of the Company’s delivery of nonutility service is different from the timing of the payments made by customers and when the right to consideration is conditioned on something other than the passage of time, the Company recognizes either a contract asset (performance precedes billing) or a contract liability (customer payment precedes performance). Those customers that prepay are represented by contract liabilities until the performance obligations are satisfied. The Company’s contract liabilities are included in Accrued Liabilities in the Condensed Consolidated Balance Sheets. The Company’s contract liabilities primarily relate to contracts in the Energy Services segments where revenue is recognized using the input method. The Company did not have contract assets as of January 1, 2018 or June 30, 2018.

The opening and closing balances of the Company's accounts receivable, accrued unbilled revenue, and contract liabilities are as follows:

(In millions)	Accounts Receivable	Accrued Unbilled Revenues	Contract Liabilities
Opening (01/01/2018)	$262.9	$200.1	$38.3
Closing (06/30/2018)	232.0	148.1	32.1
Increase/(decrease)	$(30.9)	$(52.0)	$(6.2)

The amount of revenue recognized in the six month period ending June 30, 2018 that was included in the opening contract liability was $37.1 million. The difference between the opening and closing balances of the company’s contract liabilities primarily results from the timing difference between the Company’s performance and the customer’s payment.

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

(In millions)	Rolling 12 Months	Thereafter	Total
Revenue expected to be recognized on contracts in place as of June 30, 2018:
Energy Services - operations and maintenance	$28.4	$399.0	$427.4
Energy Services - construction	171.3	24.5	195.8
Infrastructure Services - fixed price (bid)	200.6	—	200.6
Total	$400.3	$423.5	$823.8

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

The following table illustrates the basic and dilutive EPS calculations for the periods presented in these financial statements.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share data)	2018	2017	2018	2017
Numerator:
Reported net income (Numerator for Basic and Diluted EPS)	$22.2	$37.6	$85.7	$92.9
Denominator:
Weighted-average common shares outstanding (Denominator for Basic and Diluted EPS)	83.1	82.9	83.1	82.9

Basic and Diluted EPS	$0.27	$0.45	$1.03	$1.12

For the three and six months ended June 30, 2018 and 2017, all equity based instruments were dilutive and immaterial.

5.	Excise & Utility Receipts Taxes

Excise taxes and a portion of utility receipts taxes are included in rates charged to customers. Accordingly, the Company records these taxes billed to customers, which totaled $6.3 million and $5.5 million in the three months ended June 30, 2018 and 2017, respectively, as a component of operating revenues. During the six months ended June 30, 2018 and 2017, these taxes totaled $16.8 million and $14.9 million, respectively. Expenses associated with excise and utility receipts taxes are recorded as a component of Taxes other than income taxes.

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

	Three Months Ended
	June 30,
	Pension Benefits		Other Benefits
(In millions)	2018	2017	2018	2017
Service cost	$1.7	$1.6	$0.1	$0.1
Interest cost	3.2	3.4	0.4	0.4
Expected return on plan assets	(5.3)	(5.2)	—	—
Amortization of prior service cost	0.1	0.1	(0.6)	(0.6)
Amortization of actuarial loss	2.1	1.8	—	—
Settlement charge	—	1.9	—	—
Net periodic cost (benefit)	$1.8	$3.6	$(0.1)	$(0.1)

	Six Months Ended
	June 30,
	Pension Benefits		Other Benefits
(In millions)	2018	2017	2018	2017
Service cost	$3.4	$3.2	$0.1	$0.1
Interest cost	6.4	6.9	0.7	0.8
Expected return on plan assets	(10.6)	(10.5)	—	—
Amortization of prior service cost	0.2	0.2	(1.1)	(1.2)
Amortization of actuarial loss	4.2	3.7	—	—
Settlement charge	—	1.9	—	—
Net periodic cost (benefit)	$3.6	$5.4	$(0.3)	$(0.3)

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

The ASU requires retrospective presentation of the service and non-service costs components in the income statement and prospective application regarding the capitalization of only the service cost component of net benefit costs. The Company has adopted the guidance effective January 1, 2018. In the three and six month periods ended June 30, 2017, $1.2 million was retroactively adjusted, decreasing Other operating and Other income - net in the Condensed Consolidated Statements of Income. The Company expects the guidance to have an immaterial impact to the Company's financial statements on an ongoing basis.

Employer Contributions to Qualified Pension Plans
In the six months ended June 30, 2018, the Company has made $3.5 million in contributions to its qualified pension plans.

7.	Supplemental Cash Flow Information

As of June 30, 2018 and December 31, 2017, the Company has accruals related to utility and nonutility plant purchases totaling approximately $36.7 million and $28.6 million, respectively.

8.    Investment in ProLiance Holdings, LLC

The Company has an investment in ProLiance Holdings, LLC (ProLiance), an affiliate of the Company and Citizens Energy Group (Citizens). Much of the ProLiance business was sold on June 18, 2013 when ProLiance exited the natural gas marketing business through the disposition of certain of the net assets of its energy marketing business, ProLiance Energy, LLC. The Company's remaining investment in ProLiance relates primarily to an investment in LA Storage, LLC (LA Storage). Consistent with its ownership percentage, the Company is allocated 61 percent of ProLiance’s profits and losses; however, governance and voting rights remain at 50 percent for each member; and therefore, the Company accounts for its investment in ProLiance using the equity method of accounting. The Company's remaining investment at June 30, 2018, shown at its 61 percent ownership share of the individual net assets of ProLiance, is as follows:

(In millions)	As of
June 30, 2018
Cash	$0.5
Investment in LA Storage	4.9
Total Investment in ProLiance	$5.4
Included in:
Investments in unconsolidated affiliates	$1.0
Other nonutility investments	$4.4

LA Storage, LLC Storage Asset Investment
ProLiance Transportation and Storage, LLC (PT&S), a subsidiary of ProLiance, and Sempra Energy International (SEI), a subsidiary of Sempra Energy (SE), through a joint venture, have a 100 percent interest in a development project for salt-cavern natural gas storage facilities known as LA Storage. PT&S is the minority member with a 25 percent interest, which it accounts for using the equity method. On June 27, 2018, SE announced a plan to divest of certain natural gas storage assets and recorded an impairment charge related to the assets held for sale and other storage assets, such as LA Storage. As a result of SE's impairment of the LA Storage investment and the resulting charge recorded at Proliance, the Company recorded a $17.7 million charge to Equity in (losses) of unconsolidated affiliates in the three months ended June 30, 2018. The Company's remaining investment in Proliance is supported by the Company's share of the estimated fair value of LA Storage's land. As of June 30, 2018 and December 31, 2017, ProLiance's investment in the joint venture was $8.0 million and $36.8 million, respectively.

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

The Company's gas and electric utilities currently recover corporate income tax expense in Commission approved rates charged to customers. The IURC and the PUCO both issued orders which initiated proceedings to investigate the impact of the

TCJA on utility companies and customers within each state. In addition, both Commissions have ordered each utility to establish regulatory assets and liabilities to record all estimated impacts of tax reform starting January 1, 2018. The Company is complying with both orders. In Indiana, the IURC held an initial conference of parties on February 6, 2018, and an order was issued by the Commission on February 16, 2018, outlining the process the utility companies are to follow. In accordance with the order, the Company filed March 26, 2018 for proposed changes to its rates and charges to consider the impact of the lower corporate federal income tax rate. The IURC approved an initial reduction to the Company’s current rates and charges, effective June 1, 2018, to capture the immediate impact of the lower corporate federal income tax rate. Also, on June 1, 2018, a settlement agreement, reached between the Company, the OUCC and a coalition of industrial customers, was filed with the IURC. The settlement agreement resolves all of the proposed changes to rates as a result of the TCJA, specifically regarding the refund of excess deferred taxes and the refund of the regulatory liabilities established starting January 1, 2018. The settlement agreement is pending before the Commission, and the Company expects an order in the third quarter. Once approved, the refund of excess deferred taxes and regulatory liabilities will commence starting no sooner than November 1, 2018 for the Company’s Indiana electric customers and January 1, 2019 for the Company’s Indiana gas customers.

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

Utility Holdings Term Loan

On July 30, 2018, Utility Holdings executed a term loan agreement and closed a two-year term loan with two banking partners. The term loan agreement provides for a $250 million draw at closing and $50 million on or prior to December 31, 2018. Proceeds from the term loan have been utilized to pay a $100 million August 1, 2018, debt maturity and for general utility purposes. Accordingly, the Condensed Consolidated Balance Sheets reflect the current maturity and a portion of short-term borrowings as long-term at June 30, 2018. The term loan’s interest rate is currently priced at one month LIBOR, plus a credit spread, which is subject to change based on changes in Utility Holdings’ credit rating. A change in credit rating would add approximately 10 basis points, per rating notch, to the existing rate. In addition, the term loan contains a provision that should Utility Holdings or any of its subsidiaries execute certain capital market transactions, and subject to certain other conditions, the outstanding balance is subject to mandatory prepayment. The term loan is jointly and severally guaranteed by Utility Holdings' wholly-owned operating companies, SIGECO, Indiana Gas, and VEDO.

Utility Holdings and Vectren Capital Borrowing Arrangements
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

The Merger is an event of default pursuant to the Company's two short-term credit facilities. Upon closing of the merger, CenterPoint will assume the obligations associated with these credit facilities.

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

Specific to ESG's role as a general contractor in the performance contracting industry, at June 30, 2018, there were 61 open surety bonds supporting future performance. The average face amount of these obligations is $10.3 million, and the largest obligation has a face amount of $75.9 million. The maximum exposure from these obligations is limited to the level of uncompleted work and further limited by bonds issued to ESG by various contractors. At June 30, 2018, approximately 30 percent of work was yet to be completed on projects with open surety bonds. A significant portion of these open surety bonds will be released within one year. In instances where ESG operates facilities, project guarantees extend over a longer period. In addition to its performance obligations, ESG also warrants the functionality of certain installed infrastructure generally for one year and the associated energy savings over a specified number of years.

Based on a history of meeting performance obligations and installed products operating effectively, no liability or cost has been recognized for the periods presented as the Company assesses the likelihood of loss as remote. Since inception, ESG has paid a de minimis amount on energy savings guarantees.

Corporate Guarantees & Other Support
The Company issues parent level guarantees to certain vendors and customers of its wholly owned subsidiaries. These guarantees do not represent incremental consolidated obligations; but rather, represent guarantees of subsidiary obligations in order to allow those subsidiaries the flexibility to conduct business without posting other forms of collateral. At June 30, 2018, parent level guarantees support a maximum of $426 million of ESG’s performance contracting commitments, warranty obligations, project guarantees, and energy savings guarantees. Given the infrequent occurrence of any performance shortfalls historically on any of these commitments, no reserve for a potential liability has been deemed warranted.

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

The Company issues letters of credit that support consolidated operations. At June 30, 2018, letters of credit outstanding total $22.0 million.

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

Legal & Regulatory Proceedings
The Company is party to various legal proceedings, audits, and reviews by taxing authorities and other government agencies arising in the normal course of business. In the opinion of management, there are no legal proceedings or other regulatory reviews or audits pending against the Company, including those described below, that are likely to have a material adverse effect on its financial condition, results of operations or cash flows.

Litigation Related to the Merger
As of August 2, 2018, seven purported Company shareholders have filed lawsuits under the federal securities laws in the United States District Court for the Southern District of Indiana challenging the adequacy of the disclosures made in the Company's proxy statement in connection with the merger. These cases are captioned Kuebler v. Vectren Corp., et al., Case No. 3:18-cv-00113-RLY-MPB (S.D. Ind.) (the “Kuebler Action”), Danigelis v. Vectren Corp., et al., Case No. 3:18-cv-00114-RLY-MPB (S.D. Ind.) (the “Danigelis Action”), Scarantino v. Vectren Corp., et al., Case No. 3:18-cv-00115-RLY-MPB (S.D. Ind.) (the “Scarantino Action”), Stein v. Vectren Corp., et al., Case No. 3:18-cv-00117-RLY-MPB (S.D. Ind.) (the “Stein Action”), Nisenshal v. Vectren Corp., et al., Case No. 3:18-cv-00121-RLY-MPB (S.D. Ind.) (the “Nisenshal Action”), VonSalzen v. Vectren Corp., et al., Case No. 3:18-cv-00122-RLY-MPB (S.D. Ind.) (the “VonSalzen Action”), and Kent v. Vectren Corp., et al., Case No. 1:18-cv-02263-SEB-TAB (S.D. Ind.) (the “Kent Action”). The Kuebler Action, the Danigelis Action, the Scarantino Action, the Nisenshal Action, and the Kent Action are asserted on behalf of putative classes of Company shareholders, while the Stein Action and the VonSalzen Action are brought only on behalf of their respective named plaintiffs.
All seven actions allege violations of Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder based on various alleged omissions of material information from this proxy statement.  The Kuebler Action, the Danigelis Action, the Stein Action, and the Nisenshal Action name as defendants the Company and each of our directors, individually, and seek to enjoin the merger (or, in the alternative, rescission or an award of rescissory damages in the event the merger is completed), damages, and an award of costs and attorneys’ and expert fees. The Scarantino Action and Kent Action also name as defendants the Company and each of our directors, individually, and seek to enjoin the merger  (or, in the alternative, rescission or an award of rescissory damages in the event the merger is completed), to compel our directors to issue a revised proxy statement, a declaration that the defendants violated Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, and an award of costs and attorneys’ and expert fees, and damages.  The VonSalzen Action also names as defendants the Company and each of our directors, individually, and seeks to enjoin the merger (or, in the alternative, rescission or an award of rescissory damages in the event the merger is completed), a declaration that the proxy statement is materially false or misleading, to compel our directors to account for damages, profits, and any special benefits obtained, and an award of costs and attorneys’ and expert fees, and damages.
On July 10, 2018, the plaintiffs in the Kuebler Action and in the Danigelis Action filed motions for preliminary injunctions seeking to enjoin the Company from consummating the merger.  On July 11, 2018, the plaintiffs in the Kuebler Action and in the

Danigelis Action filed a motion for consolidation of the Kuebler Action, the Danigelis Action, the Scarantino Action, and the Stein Action and appointment of their counsel as interim class counsel. On July 12, 2018, the plaintiff in the VonSalzen Action filed a notice in support of the motion for consolidation and appointment of lead counsel filed in the Kuebler Action and Danigelis Action. On July 23, 2018, the plaintiff in the Nisenshal Action filed a notice in support of the motion for consolidation and appointment of lead counsel filed in the Kuebler Action and Danigelis Action. On July 25, 2018, the plaintiff in the Kent Action filed a motion for consolidation of the Kuebler Action, the Danigelis Action, the Scarantino Action, the Stein Action, the Nisenshal Action, the VonSalzen Action, and the Kent Action, for appointment as interim lead plaintiff, and approval of his counsel as interim class counsel.  On July 31, 2018, Defendants filed their oppositions to the July 10, 2018 motions for preliminary injunction filed in the Kuebler Action and in the Danigelis Action. On August 1, 2018, the plaintiffs in the Kuebler Action and Danigelis Action filed a reply in support of their respective motions for consolidation, with a request to add the plaintiff from the Nisenshal Action and his counsel to the leadership group, and a response in opposition to the competing motion to consolidate filed by the plaintiff in the Kent Action.

The Company believes that these complaints are without merit. The Company cannot predict the outcome of or estimate the possible loss or range of loss from these matters.

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

On June 20, 2018, the Indiana Supreme Court issued an opinion (Opinion) in an appeal of an IURC order under Indiana Senate Bill 560 for a utility unrelated to the Company. In this Opinion, the Court determined that one of the programs within that utility’s approved plan did not constitute a “designated” capital improvement because the individual projects within the program were not specifically set forth in the approved seven-year plan, and, instead were designated later based on subsequently developed information. The IURC had previously approved the program and thereby allowed individual projects under the program to be designated in the future and that action was then appealed by intervenors in the TDSIC proceeding. The Company has evaluated the opinion's potential application to the Company’s Plan. The Company believes the ruling is limited to prospective projects that have not previously been designated and approved in final orders issued in the TDSIC process. The Company has determined that TDSIC projects in the service replacement plan category do not constitute a designated capital improvement, and therefore as a result of the Opinion is removing the associated projects that weren't previously the subject of final orders, totaling approximately $40 million over the remaining term of the plan. Such projects are still eligible for recovery in a future base rate case. The Company does not expect a resulting material impact to results of operations or cash flow from operations. On July 25, 2018, the Company filed revised schedules in the pending TDSIC proceeding to remove approximately $6 million of service replacement investments.

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

At June 30, 2018 and December 31, 2017, the Company has regulatory assets related to the Plan totaling $82.9 million and
$78.0 million, respectively.

Ohio Recovery and Deferral Mechanisms
The PUCO Order approving the Company's 2009 base rate case in the Ohio service territory authorized a distribution replacement rider (DRR). The DRR's primary purpose is recovery of investments in utility plant and related operating expenses associated with replacing bare steel and cast iron pipelines, as well as certain other infrastructure investments. This rider is updated annually for qualifying capital expenditures and allows for a return on those capital expenditures based on the rate of return approved in the 2009 base rate case. In addition, deferral of depreciation and the ability to accrue debt-related post-in-service carrying costs is also allowed until the related capital expenditures are included in the DRR. The Order also initially established a prospective bill impact evaluation on the annual deferrals. On February 19, 2014, the PUCO issued an Order approving a Stipulation entered into by the PUCO Staff and the Company which provided for the extension of the DRR for the recovery of costs incurred through 2017 and expanded the types of investment covered by the DRR to include recovery of certain other infrastructure investments. The Order limits the resulting DRR fixed charge per month for residential and small general service customers to specific graduated levels through 2017. The capital expenditure plan is subject to the graduated caps on the fixed DRR monthly charge applicable to residential and small general service customers approved in the Order. In the event the Company exceeds these caps, amounts in excess can be deferred for future recovery. The Order also approved the Company's commitment that the DRR can only be further extended as part of a base rate case. In the Company's base rate case, it requested extension to include investments made starting 2018 through completion of the program, currently estimated at 2023. In total, the Company has made capital investments on projects that are now in-service under the DRR totaling $341.3 million as of June 30, 2018, of which $261.1 million has been approved for recovery under the DRR through December 31, 2016. On May 1, 2018, the Company submitted its annual request for an adjustment in the DRR rates to recover an additional $60.0 million of investments made through December 31, 2017. The Company expects an order by September 2018. Regulatory assets associated with post-in-service carrying costs and depreciation deferrals were $34.8 million and $31.2 million at June 30, 2018 and December 31, 2017, respectively.

The PUCO has also issued Orders approving the Company's filings under Ohio House Bill 95. These Orders approve deferral of the Company’s Ohio capital expenditure program for items not covered by the DRR as well as expenditures necessary to comply with PUCO rules, regulations, orders, and system expansion to some new customers. Ohio House Bill 95 Orders also established a prospective bill impact evaluation on the cumulative deferrals, limiting the total deferrals at a level which would equal $1.50 per residential and small general service customer per month. The Company has requested recovery of these deferrals through December 31, 2017 in its rate case, along with a mechanism to recover future Ohio House Bill 95 deferrals. At June 30, 2018 and December 31, 2017, the Company has regulatory assets totaling $81.7 million and $66.1 million, respectively, associated with the deferral of depreciation, post-in-service carrying costs, and property taxes. On May 1, 2018, the Company submitted its most recent annual report required under its House Bill 95 Order. This report covers the Company's capital expenditure program through calendar year 2017.

Vectren Ohio Gas Rate Case
On March 30, 2018, the Company filed with the PUCO a request for a $34 million increase in its base rates and charges for VEDO’s distribution business in its 17 county service area in west-central Ohio. The requested increase includes the benefit of the TCJA, which decreased the corporate rate from 35 percent to 21 percent. The filing is necessary to extend the DRR mechanism beyond 2017 through completion of the accelerated replacement program, and to recover the costs of capital investments made over the past ten years, much of which has been deferred as part of the Company’s capital expenditure program under Ohio House Bill 95. The filing also addresses the recovery of the current Ohio House Bill 95 regulatory asset balance, and a proposed mechanism to recover future Ohio House Bill 95 deferrals. The Company expects the PUCO staff to file its report, including recommendations, in the third quarter of 2018 and issue an order by early 2019.

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

On September 20, 2017, the IURC issued an Order approving the Company’s electric system modification as reflected in the settlement agreement reached between the Company, the OUCC, and a coalition of industrial customers. The settlement agreement includes defined annual caps on recoverable capital investments, with the total approved plan set at $446.5 million. The settlement agreement also addresses how the eligible costs would be recoverable in rates, with a cap on the residential and small general service fixed monthly charge per customer in each semi-annual filing. The remaining costs to residential and small general service customers would be recovered via a volumetric energy charge. The settlement agreement removed advanced metering infrastructure (AMI or digital meters) from the plan. However, deferral of the costs for AMI was agreed upon in the settlement whereby the company can move forward with deployment in the near-term. The request for cost recovery for the AMI project will not occur until the next base rate review proceeding, which is expected to be filed by the end of 2023. In that proceeding, settling parties have agreed not to oppose inclusion of the AMI project in rate base.

On December 20, 2017, the IURC issued an Order approving the initial rates necessary to begin cash recovery of 80 percent of the revenue requirement, inclusive of return, with the remaining 20 percent deferred for recovery in the utility's next general rate case. These initial rates captured approved investments made through April 30, 2017.

On May 23, 2018, the IURC issued an order (May 2018 order) approving the inclusion in rates of investments made from May 2017 through October 2017. Through the May 2018 order, approximately $31 million of the approved capital investment plan has been incurred and approved for recovery.

On August 1, 2018, the Company submitted its third semi-annual filing, seeking approval of the recovery in rates of approximately $58 million through April 2018.

On June 20, 2018, the Indiana Supreme Court issued an opinion (Opinion) in an appeal of an IURC order under Indiana Senate Bill 560 for a utility unrelated to the Company.  In this Opinion, the Court determined that one of the programs within that utility’s approved plan did not constitute a “designated” capital improvement because the individual projects within the program were not specifically set forth in the approved seven-year plan, and, instead were designated later based on subsequently developed information.  The IURC had previously approved the program and thereby allowed individual projects under the program to be designated in the future and that action was then appealed by intervenors in the TDSIC proceeding.  The Company has evaluated the opinion’s potential application of the Company’s Plan.  The Company believes the ruling is limited to prospective projects that have not previously been designated and approved in final orders issued in the TDSIC process.  The Company has determined that TDSIC projects in the pole replacement plan category that weren't previously the subject of final orders, totaling approximately $35 million, do not constitute a designated capital improvement eligible for recovery given this Opinion.  As the Company has the ability under the electric plan to substitute projects with other approved projects within defined annual cost caps, the Company does not expect this Opinion to impact the total amount of the approved plan, and therefore does not expect a resulting material impact to results of operations or cash flow from operations.  The removal of the projects from the plan will occur when the company files its next TDSIC proceeding on August 1, 2018.

As of June 30, 2018 and December 31, 2017, the Company has regulatory assets related to the Electric TDSIC plan totaling $4.9 million and $4.3 million, respectively.

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

As of 2017, the Company has completed investments of $30 million on equipment to control mercury in both air and water emissions, and $40 million to address the issues raised in the NOV. The Order approved the Company’s request for deferred accounting treatment, as supported by provisions under Indiana Senate Bill 29 and Senate Bill 251. The accounting treatment includes the deferral of depreciation and property tax expense related to these investments, accrual of post-in-service carrying costs, and deferral of incremental operating expenses related to compliance with these standards. The initial phase of the projects went into service in 2014, with the remaining investment going into service in 2016. As of June 30, 2018, the Company has approximately $15.6 million deferred related to depreciation and operating expenses, and $5.6 million deferred related to post-in-service carrying costs. MATS compliance was required beginning April 16, 2015 and the Company continues to operate in full compliance with the MATS rule.

On February 20, 2018, as part of the electric generation transition plan case discussed below, the Company filed a request to commence recovery, under Senate Bill 251, of its already approved investments associated with the MATS and NOV Compliance Projects, including recovery of the authorized deferred balance. As proposed, recovery would reflect 80 percent of the authorized costs, including a return, recovery of depreciation and incremental operating expenses, and recovery of the prior deferred balance over a proposed period of 15 years. The remaining 20 percent will be deferred until the Company’s next base rate proceeding. The Company expects an order in the first half of 2019.

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

On March 7, 2017, the Indiana Court of Appeals reversed the IURC finding on the Company's 2016-2017 energy efficiency plan that the four year cap on lost margin recovery was arbitrary and the IURC failed to properly interpret the governing statute requiring it to review the utility's originally submitted DSM proposal and either approve or reject it as a whole, including the proposed lost margin recovery. The case was remanded to the IURC for further proceedings. On June 13, 2017, the Company filed additional testimony supporting the plan. In response to the proposals to cap lost margin recovery, the Company filed supplemental testimony that supported lost margin recovery based on the average measure life of the plan, estimated at nine years, on 90 percent of the direct energy savings attributed to the programs. Testimony of intervening parties was filed on July 26, 2017, opposing the Company's proposed lost margin recovery. An evidentiary hearing was held in September 2017. On December 20, 2017, the Commission issued an order approving the DSM Plan for 2016-2017 including the recovery of lost margins consistent with the Company’s proposal. On January 22, 2018, certain intervening parties initiated an appeal to the Indiana Court of Appeals. Briefing is now complete. While no assurance as to the ultimate outcome can be provided, based upon the record of the proceedings, as well as the findings in the Commission’s order, the Company expects to prevail in this appeal.

On April 10, 2017, the Company submitted its request for approval to the IURC of its Energy Efficiency Plan for calendar years 2018 through 2020. Consistent with prior filings, this filing included a request for continued cost recovery of program and administrative expenses, including performance incentives for reaching energy savings goals and continued recovery of lost margins consistent with the modified proposal in the 2016-2017 plan. Filed testimony of intervening parties was received on July 26, 2017, opposing the Company's proposed lost margin recovery. An evidentiary hearing was held in September 2017. On December 28, 2017, the Commission issued an order approving the 2018 through 2020 Plan, inclusive of recovery of lost margins consistent with the Order issued on December 20, 2017. On January 26, 2018, certain intervening parties initiated an appeal to the Indiana Court of Appeals. Briefing is now complete. While no assurance as to the ultimate outcome can be provided, based upon the record of the proceedings, as well as the findings in the Commission’s order, the Company expects to prevail in this appeal.

For the three months ended June 30, 2018 and 2017, the Company recognized electric utility revenue of $5.9 million and
$5.7 million, respectively, associated with lost margin recovery approved by the Commission.

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

The Company has reflected these results in its financial statements. As of June 30, 2018, the Company had invested approximately $157.7 million in qualifying projects. The net plant balance for these projects totaled $131.8 million at June 30, 2018.

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

As a part of this same proceeding, the Company seeks recovery under Senate Bill 251 of costs to be incurred for environmental investments to be made at its F.B. Culley generating plant to comply with Effluent Limitation Guidelines and Coal Combustion Residuals rules. The F.B. Culley investments, estimated to be approximately $95 million, will begin in 2019 and will allow the F.B. Culley Unit 3 generating facility to comply with environmental requirements and continue to provide generating capacity to the Company’s electric customers. Under Senate Bill 251, the Company is seeking recovery of 80 percent of the approved costs, including a return, using a tracking mechanism, with the remaining 20 percent of the costs deferred for recovery in the Company’s next base rate proceeding.

A public field hearing was held on July 11, 2018. Intervenors must file testimony by August 10, 2018. Evidentiary hearings are scheduled to commence October 9, 2018. On July 18, 2018, a group of intervenors, including the Indiana Coal Council, motioned for Summary Judgment, requesting that the Commission deny the CPCN authorizing construction, or extend the procedural schedule a minimum of 45 days after the Commission issues its annual statewide analysis for expansion of facilities for the generation of electricity, which is to be filed before October 1st of each year. The Company believes the request for summary judgment to be without merit and does not expect it to result in a revision to the CPCN proceeding’s procedural schedule. The Company expects an order from the Commission in the CPCN proceeding in the first half of 2019.

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

On February 20, 2018, the Company announced it is finalizing details to install an additional 50 MW of universal solar energy, consistent with its IRP. On May 4, 2018, the Company filed a petition with the IURC requesting a CPCN authorizing construction and authority to recover costs associated with the project pursuant to Senate Bill 29. Filed testimony of intervening parties is expected on September 4, 2018, and an evidentiary hearing is scheduled for September 26, 2018. The Company would expect an order in the first half of 2019.

In addition, the Company intends to continue to offer energy efficiency programs annually. Similarly, as discussed in more detail below, the extension of preliminary compliance deadlines related to ELG and CCR implementation are not expected to have a significant impact on the Company’s long-term generation transition plan.

On September 21, 2017, the Company and Alcoa agreed to continue the joint ownership and operation of Warrick Unit 4 through 2023. This aligns with the Company's long-term electric generation transition plan, and the expected exit at the end of 2023 is consistent with the IRP which reflects having completed all planned unit retirements and bringing new resources online by that date.

On September 28, 2017, the Department of Energy (DOE) issued a Notice of Proposed Rulemaking (NOPR) to the FERC for consideration of payment to certain resources that have on-site fuel and demonstrate a form of resilience. On January 8, 2018, after receiving a majority of comments from the Regional Transmission Organizations (RTOs) and Independent System Operators (ISOs) opposing the relief requested by the DOE, the FERC declined to issue the NOPR and, instead, initiated a proceeding (FERC Docket No. AD18-7) to further explore the current planning that RTOs and ISOs are undertaking to ensure resiliency, as well as other regional aspects to determine the need for action of the type recommended by the DOE. This proceeding is still pending before the FERC. In the interim, a draft memorandum that was purportedly prepared by the DOE was made public on May 31, 2018. The draft memorandum calls for immediate action by the President of the United States to exercise authority under the Defense Production Act and Federal Power Act to provide for temporary subsidy payments to coal and nuclear resources while a two year study is performed to identify Defense Critical Electric Infrastructure (DCEI). The draft memorandum expands upon the original resiliency concerns expressed in the DOE's September 28, 2017 submission. Following the publication of the draft DOE memorandum, President Trump publicly called for immediate action by the DOE. To date, the DOE has not publicly taken action, including finalizing the draft memorandum and indicating facilities that would be eligible for these temporary subsidy payments or how they would be funded. At this time, the Company does not believe this activity will have any impact on its pending request for authorization from the IURC to construct a combined cycle gas turbine to serve the requirements of the Company’s electric utility system. Absent further information, the impact to electric customers and power generator owners is unknown.

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

In furtherance of the Company’s commitment to a sustainable business model, and as detailed further below, the Company is transitioning its electric generation portfolio from nearly total reliance on baseload coal to a fully diversified and balanced portfolio of fuels that will provide long term electric supply needs in a safe and reliable manner while dramatically lowering emissions of carbon and the carbon intensity of its electric generating fleet. If authorized by the Commission, by 2024 the Company plans to construct a new natural gas combined cycle generating facility to replace four coal-fired units totaling over 700 MWs which, when combined with its planned 54 MWs of new renewable generation, will achieve a 60 percent reduction in carbon emissions from 2005 levels and reduce carbon intensity to 980 lbs CO2 / MMBTU and position the Company to comply with future carbon emission reduction requirements. In addition to diversification of its fuel portfolio, the Company is also seeking authorization to significantly upgrade wastewater treatment for its remaining coal-fired unit and exploring opportunities to continue to recycle ash from its coal ash ponds. This generation diversification strategy aligns with the Company’s ongoing investments in new electric infrastructure through the approved $446.5 million grid modernization program, and is set forth in more detail in the Company’s upcoming 2017 corporate sustainability report.

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

Coal Ash Waste Disposal, Ash Ponds and Water

Coal Combustion Residuals Rule
In April 2015, the EPA finalized its Coal Combustion Residuals (CCR) rule which regulates ash as non-hazardous material under Subtitle D of the Resource Conservation and Recovery Act (RCRA). The final rule allows beneficial reuse of ash and the majority of the ash generated by the Company’s generating plants will continue to be reused. As it relates to the CCR Rule, the Water Infrastructure Improvements for the Nation (WIIN) Act was passed in December 2016 by Congress that would provide for enforcement of the federal program by states under approved state programs rather than citizen suits. Additionally, aspects of the CCR rule are currently being challenged by multiple parties in judicial review proceedings. In August 2017, the EPA issued guidance to states to clarify their ability to implement the Federal CCR rule through state permit programs as allowed in the WIIN Act legislation. Alternative compliance mechanisms for groundwater, corrective action and other areas of the rule could be granted under the regulatory oversight of a state enforced program. On September 14, 2017, the EPA announced its intent to reconsider portions of the Federal CCR rule in line with the guidance issued to states. On March 15, 2018, EPA published its proposed reconsideration of certain provisions of the existing CCR rule to bring the rule consistent with the WIIN Act. On July 17, 2018, EPA released its final CCR rule phase I reconsideration which extends for two years, from October 31, 2018 to October 31, 2020, the deadline for ceasing placement of ash in ponds that exceed groundwater protections standards or fails to meet location restrictions. The Company does not anticipate the reconsideration to change its current plans for pond closure as announced in its generation transition plan, since closure dates were not dependent upon the original October 2018 compliance date. While the state program development and EPA reconsideration move forward, the existing CCR compliance obligations remain in effect.

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

As of June 30, 2018, the Company has recorded an approximate $40 million asset retirement obligation (ARO). The recorded ARO reflects the present value of the approximate $45 million in estimated costs in the range above. These assumptions and estimations are subject to change in the future and could materially impact the amount of the estimated ARO.

In order to maintain current operations of the ponds, the Company spent approximately $17 million on the reinforcement of the ash pond dams and other operational changes in 2016 to meet the more stringent 2,500 year seismic event structural and safety standard in the CCR rule.

On July 20, 2018, the Company filed a Complaint for Damages and Declaratory Relief against its insurers seeking reimbursement of defense, investigation, and pond closure costs incurred to comply with the CCR rule. The Company intends to apply any net proceeds from this litigation to offset costs that have been and will be deferred for future recovery from customers.

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

Cooling Water Intake Structures
Section 316(b) of the Clean Water Act requires generating facilities use the “best technology available” (BTA) to minimize adverse environmental impacts on a body of water. More specifically, Section 316(b) is concerned with impingement and entrainment of aquatic species in once-through cooling water intake structures used at electric generating facilities. A final rule was issued by the EPA on May 19, 2014. The final rule does not mandate cooling water tower retrofits but requires that IDEM conduct a case-by-case assessment of BTA for each facility. The final rule lists seven presumptive technologies which would qualify as BTA. These technologies range from intake screen modifications to cooling water tower retrofits. Ecological and technology assessment studies must be completed prior to determining BTA for the Company’s facilities. On July 23, 2018, the U.S. Court of Appeals for the Second Circuit upheld the final rule on judicial review. The Company is currently undertaking the required ecological studies and anticipates timely compliance in 2021-2022. To comply, the Company believes capital investments will likely be in the range of $4 million to $8 million.

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

With respect to insurance coverage, Indiana Gas has received approximately $20.8 million from all known insurance carriers under insurance policies in effect when these plants were in operation. Likewise, SIGECO has settlement agreements with all known insurance carriers and has received approximately $15.8 million of the expected $15.8 million in insurance recoveries.

The costs the Company expects to incur are estimated by management using assumptions based on actual costs incurred, the timing of expected future payments, and inflation factors, among others. While the Company’s utilities have recorded all costs which they presently expect to incur in connection with activities at these sites, it is possible that future events may require remedial activities which are not presently foreseen and those costs may not be subject to PRP or insurance recovery. As of June 30, 2018 and December 31, 2017, approximately $2.4 million and $2.5 million, respectively of accrued, but not yet spent, costs are included in Other Liabilities related to the Indiana Gas and SIGECO sites.

15.	Impact of Recently Issued Accounting Standards

Leases
In February 2016, the FASB issued new accounting guidance for the recognition, measurement, presentation, and disclosure of leasing arrangements. This ASU requires the recognition of lease assets and liabilities for those leases currently classified as operating leases while also refining the definition of a lease. In addition, lessees will be required to disclose key information about the amount, timing, and uncertainty of cash flows arising from leasing arrangements. This ASU is effective for the interim and annual reporting periods beginning January 1, 2019 and is required to be applied using a modified retrospective approach. In January 2018, the FASB issued amendments to the new lease standard, ASU No. 2018-01, allowing an entity to elect not to assess whether certain land easements are, or contain, leases when transitioning to the new lease standard.

The Company will adopt the guidance effective January 1, 2019 and is evaluating available practical expedients and the standard to determine the impact it will have on the financial statements.

Other Recently Issued Standards
Management believes other recently issued standards, which are not yet effective, will not have a material impact on the Company's financial condition, results of operations, or cash flows upon adoption.

16. Fair Value Measurements

The carrying values and estimated fair values using primarily Level 2 assumptions of the Company's other financial instruments follow:

	June 30, 2018		December 31, 2017
(In millions)	Carrying Amount	Est. Fair Value	Carrying Amount	Est. Fair Value
Long-term debt	$1,988.7	$2,072.7	$1,838.7	$1,981.2
Short-term borrowings	247.9	247.9	249.5	249.5
Cash & cash equivalents	9.8	9.8	16.6	16.6
Natural gas purchase instrument assets (1)	—	—	0.5	0.5
Natural gas purchase instrument liabilities (2)	11.8	11.8	4.5	4.5
Interest rate swap assets (3)	1.5	1.5	—	—
Interest rate swap liabilities (4)	—	—	1.4	1.4
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

Because of the nature of certain other investments and lack of a readily available market, it is not practical to estimate the fair value of these financial instruments at specific dates without considerable effort and cost. At June 30, 2018 and December 31, 2017, the fair value for these financial instruments was not estimated. The carrying value of these investments was $9.6 million at each of June 30, 2018 and December 31, 2017.

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

The Nonutility Group reports the following segments: Infrastructure Services, Energy Services, and Other Nonutility Businesses. The Infrastructure Services segment, through wholly owned subsidiaries Miller Pipeline, LLC and Minnesota Limited, LLC, provides underground pipeline construction and repair services for customers that include Vectren Utility Holdings' utilities. Fees incurred by Vectren Utility Holdings and its subsidiaries for these pipeline construction and repair services totaled $39.8 million and $51.6 million for the three months ended June 30, 2018 and 2017, respectively, and for the six months ended June 30, 2018 and 2017 totaled $64.4 million and $77.4 million, respectively. Energy Services, through the wholly owned subsidiary Energy Systems Group, LLC, provides energy performance contracting and sustainable infrastructure, such as renewables, distributed generation, and combined heat and power projects.

Corporate and Other includes unallocated corporate expenses such as advertising and certain charitable contributions, among other activities, that benefit the Company’s other operating segments. Net income is the measure of profitability used by management for all operations.

Information related to the Company’s reportable segments is summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2018	2017	2018	2017
Revenues
Utility Group
Gas Utility Services	$149.3	$144.0	$478.6	$436.8
Electric Utility Services	143.3	141.8	277.4	273.8
Other Operations	11.8	11.4	23.6	22.8
Eliminations	(11.7)	(11.3)	(23.5)	(22.7)
Total Utility Group	292.7	285.9	756.1	710.7
Nonutility Group
Infrastructure Services	279.4	277.5	414.7	424.8
Energy Services	73.8	67.8	134.4	120.7
Total Nonutility Group	353.2	345.3	549.1	545.5
Corporate & Other Group	0.1	0.2	0.2	0.3
Eliminations	(1.7)	(0.7)	(2.6)	(1.4)
Consolidated Revenues	$644.3	$630.7	$1,302.8	$1,255.1

Profitability Measure - Net Income
Utility Group Net Income
Gas Utility Services	$5.3	$7.0	$61.3	$54.9
Electric Utility Services	17.8	15.9	31.8	29.6
Other Operations	2.4	2.6	6.7	6.9
Utility Group Net Income	25.5	25.5	99.8	91.4
Nonutility Group Net Income (Loss)
Infrastructure Services	19.7	11.4	3.9	2.1
Energy Services	2.2	1.1	7.7	—
Other Nonutility Businesses	(13.3)	(0.3)	(13.6)	(0.4)
Nonutility Group Net Income (Loss)	8.6	12.2	(2.0)	1.7
Corporate & Other Group Net Income (Loss)	(11.9)	(0.1)	(12.1)	(0.2)
Consolidated Net Income	$22.2	$37.6	$85.7	$92.9

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

Indiana Gas provides energy delivery services to approximately 601,000 natural gas customers located in central and southern Indiana. SIGECO provides energy delivery services to approximately 146,000 electric customers and approximately 112,000 gas customers located near Evansville in southwestern Indiana. SIGECO also owns and operates electric generation assets to serve its electric customers and optimizes those assets in the wholesale power market. Indiana Gas and SIGECO generally do business as Vectren Energy Delivery of Indiana. VEDO provides energy delivery services to approximately 321,000 natural gas customers located near Dayton in west-central Ohio.

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
The Company, CenterPoint and Merger Sub each have made various representations, warranties and covenants in the Merger Agreement. Among other things, the Company has agreed, subject to certain exceptions, to conduct its businesses in the ordinary course, consistent with past practice, from the date of the Merger Agreement until closing, and not to take certain actions prior to the closing of the Merger without the approval of CenterPoint. The Company has made certain additional customary covenants, including, subject to certain exceptions: (1) to cause a meeting of the Company’s shareholders to be held to consider approval of the Merger Agreement, (2) not to solicit proposals relating to alternative business combination transactions and not to participate in discussions concerning, or furnish information in connection with, alternative business combination transactions and (3) not to withdraw its recommendation to the Company’s shareholders regarding the Merger. In addition, subject to the terms of the Merger Agreement, the Company, CenterPoint and Merger Sub are required to use reasonable best efforts to obtain all required regulatory approvals, which will include clearance under federal antitrust laws and certain approvals by federal regulatory bodies, including FERC, subject to certain exceptions, including such efforts not result in a "Burdensome Condition" (as defined in the Merger Agreement). While approval of the

Merger Agreement is not required by the Indiana Utility Regulatory Commission ("IURC") or the Public Utilities Commission of Ohio (PUCO"), informational filings have been made with each commission.
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
On June 15, 2018, Vectren and CenterPoint submitted their filings with the Federal Energy Regulatory Commission and initiated informational proceedings with regulators in Indiana and Ohio. The IURC has set a schedule for the review of information that has been voluntarily submitted by the companies regarding the merger that includes a October 17, 2018 hearing. Further, on June 18, 2018, Vectren and CenterPoint submitted their filings pursuant to the Hart-Scott-Rodino Act and the Federal Communications Commission. On June 26, 2018, CenterPoint and Vectren received notice from the Federal Trade Commission granting early termination of the waiting period under the Hart-Scott-Rodino Act. On July 16, 2018, the Company filed a definitive proxy statement, and a Form 8-K including supplemental disclosures to the proxy statement, with the Securities and Exchange Commission in connection with the Merger. On July 24, 2018, the Federal Communications Commission provided the final approvals of the transfer of control applications. As of August 2, 2018, seven purported Company shareholders have filed lawsuits under the federal securities laws in the United States District Court for the Southern District of Indiana challenging the adequacy of the disclosures made in the Company's proxy statement in connection with the merger as discussed in Note 11. A special shareholders meeting to vote on matters relating to the proposed merger is scheduled for August 28, 2018. Subject to receipt of remaining approvals, the Company continues to anticipate that the closing of the merger will occur no later than the first quarter of 2019.

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

Results for the three months ended June 30, 2018 were earnings of $22.2 million, or $0.27 per share, compared to earnings of $37.6 million, or $0.45 per share for the three months ended June 30, 2017. For the six months ended June 30, 2018, consolidated net income was $85.7 million or $1.03 per share, compared to $92.9 million or $1.12 per share for the six months ended June 30, 2017. Excluding reconciling items as defined below, consolidated net income for the three and six months ended June 30, 2018 were $46.7 million, or $0.56 per share, and $110.2 million, or $1.33 per share, respectively. Also reflected in the six months ended June 30, 2018 results is income of $4.9 million, or $0.06 per share, related to Section 179D tax deductions.

Reconciling Items

Management believes analyzing underlying and ongoing business trends is aided by the removal of these reconciling items and the rationale for using such non-GAAP measures is that the Company would not expect these items to be indicative of ongoing operations.

Merger-Related Costs
In connection with the Merger, the Company recorded merger-related expenses of $15.3 million in the quarter ending June 30, 2018, which are reflected in Merger-related in Operating Expenses in the Condensed Consolidated Statements of Income. Merger-related expenses for the quarter include $10.2 million of transaction advisory and other costs and $5.1 million for the end of period re-measurement of the share-based and deferred compensation liabilities based upon the increase in the trading price of the Company’s common stock since the announcement of the Merger. The Company has treated these costs as tax deductible since the requisite closing conditions to the Merger have not yet been satisfied. Upon completion of the Merger, the Company will evaluate the tax deductibility of these costs and, though not expected, will reflect any non-deductible amounts in the effective tax rate at the Merger closing date.

Equity Investment Impairment Charge - ProLiance
ProLiance Transportation and Storage, LLC (PT&S), a subsidiary of ProLiance, and Sempra Energy International (SEI), a subsidiary of Sempra Energy (SE), through a joint venture, have a 100 percent interest in a development project for salt-cavern natural gas storage facilities known as LA Storage. PT&S is the minority member with a 25 percent interest, which it accounts for using the equity method. On June 27, 2018, SE announced a plan to divest of certain natural gas storage assets and recorded an impairment charge related to the assets held for sale and other storage assets, such as LA Storage. As a result of SE's impairment of the LA Storage investment and the resulting charge recorded at Proliance, the Company recorded a $17.7 million charge to Equity in (losses) of unconsolidated affiliates in the three months ended June 30, 2018. The Company's remaining investment in Proliance is supported by the Company's share of the estimated fair value of LA Storage's land. As of June 30, 2018 and December 31, 2017, ProLiance's investment in the joint venture was $8.0 million and $36.8 million, respectively.

Consolidated Results Excluding Reconciling Items (See the following pages regarding the Use of Non-GAAP Measures)

Net income (loss) and earnings per share, excluding reconciling items for the three and six months ended June 30, 2018 and 2017 follow:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share data)	2018	2017	2018	2017
Net income, excluding reconciling items	$46.7	$37.6	$110.2	$92.9
Attributed to:
Utility Group	25.5	25.5	99.8	91.4
Nonutility Group, excluding Equity Investment Impairment Charge - ProLiance	21.7	12.2	11.1	1.7
Corporate & other, excluding Merger-Related Costs	(0.5)	(0.1)	(0.7)	(0.2)

Basic EPS, excluding reconciling items	$0.56	$0.45	$1.33	$1.12
Attributed to:
Utility Group	0.31	0.31	1.20	1.10
Nonutility Group, excluding Equity Investment Impairment Charge - ProLiance	0.26	0.15	0.13	0.02
Corporate & other, excluding Merger-Related Costs	(0.01)	—	(0.01)	—

Utility Group
In the second quarter of 2018, the Utility Group earnings were $25.5 million, compared to $25.5 million in 2017. In the six months ended June 30, 2018, the Utility Group earned $99.8 million, compared to $91.4 million in 2017. Utility group results in the quarter and year to date periods reflect increased earnings from the returns on continued investment in the gas infrastructure replacement programs in Indiana and Ohio and favorable impact of weather in 2018 compared to 2017. These increases are partially offset by unfavorable impacts of certain timing items.

Nonutility Group
The Nonutility group results for the second quarter of 2018, excluding the equity investment impairment charge at ProLiance, were earnings of $21.7 million, compared to earnings of $12.2 million in the prior year. For the six months ended June 30, 2018, the Nonutility Group reported earnings of $11.1 million, excluding the equity investment impairment charge at ProLiance, compared to earnings of $1.7 million in the prior year period. The six months ended June 30, 2018 results also reflect $4.9 million of earnings related to IRS Code section 179D deductions. Increases in the three and six month periods were driven by earnings growth in both the Infrastructure Services and Energy Services businesses and the benefit from the lower federal tax rate.

Dividends

Dividends declared for the three months ended June 30, 2018, were $0.45 per share, compared to $0.42 per share for the same period in 2017. Dividends declared for the six months ended June 30, 2018, were $0.90 per share, compared to $0.84 per share for the same period in 2017.

Under the Merger Agreement the Company may not declare or pay dividends or distributions on common stock in an amount in excess of $0.45 per share for quarterly dividends declared before October 31, 2018 and $0.48 per share for quarterly dividends declared on or after October 31, 2018.

Use of Non-GAAP Performance Measures and Per Share Measures

Utility Group Margin
Throughout this discussion, the terms Gas utility margin and Electric utility margin are used, which are non-GAAP measures. Gas utility margin is calculated as Gas utility revenues less the Cost of gas sold. Electric utility margin is calculated as Electric utility revenues less Cost of fuel & purchased power. These measures are not specifically defined by GAAP, and therefore, are non-GAAP. The Company believes Gas utility margins and Electric utility margins are better indicators of relative contribution than Gas utility revenues and Electric utility revenues, their closest GAAP measures, since gas prices and fuel and purchased power costs can be volatile and are generally collected on a dollar-for-dollar basis from customers. These non-GAAP measures should not be considered a substitute for, or superior to, measures calculated in accordance with GAAP.

Results Excluding Reconciling Items
This discussion and analysis contains non-GAAP financial measures that exclude reconciling items in 2018, involving merger-related costs and the equity investment impairment charge.

Management uses net income and earnings per share (EPS), excluding reconciling items activity, to evaluate its results. Management believes analyzing underlying and ongoing business trends is aided by the removal of these reconciling items and the rationale for using such non-GAAP measures is that the Company would not expect these items to be indicative of ongoing operations. Management believes this presentation provides the best representation of the overall results and certain components of the financial statements for ongoing operations.

A material limitation associated with the use of these measures is that measures excluding reconciling items does not include all activity recognized in accordance with GAAP. Management compensates for this limitation by prominently displaying a reconciliation of these non-GAAP performance measures to their closest GAAP performance measures. This display also provides financial statement users the option of analyzing results as management does or by analyzing GAAP results.

Contribution to Vectren's Basic EPS

Per share earnings contributions of the Utility Group, Nonutility Group, and Corporate and Other are presented and are non-GAAP measures. Such per share amounts are based on the earnings contribution of each group included in the Company’s consolidated results divided by the Company’s basic average shares outstanding during the period. The earnings per share of the groups do not represent a direct legal interest in the assets and liabilities allocated to the groups; instead they represent a direct equity interest in the Company's assets and liabilities as a whole. These non-GAAP measures are used by management to evaluate the performance of individual businesses. In addition, other items giving rise to period over period variances, such as weather, may be presented on an after tax and per share basis. These amounts are calculated at a statutory tax rate divided by the Company’s basic average shares outstanding during the period. Accordingly, management believes these measures are useful to investors in understanding each business’ contribution to consolidated earnings per share and in analyzing consolidated period to period changes and the potential for earnings per share contributions in future periods. Per share amounts of the Utility Group and the Nonutility Group are reconciled to the GAAP financial measure of basic EPS by combining the GAAP earnings per share of Utility Group, Nonutility Group, and Corporate and Other. The non-GAAP financial measures disclosed by the Company should not be considered a substitute for, or superior to, financial measures calculated in accordance with GAAP, and the financial results calculated in accordance with GAAP.

The following tables reconcile net income, basic EPS, and certain components from the financial statements from the GAAP measure to the non-GAAP measure in 2018.

	Three Months Ended June 30, 2018
(In millions, except EPS)	GAAP Measure	Merger- Related Costs	Equity Investment Impairment Charge	Non-GAAP Measure

Net Income and EPS by Segment
Consolidated
Net Income	$22.2	$11.4	$13.1	$46.7
Basic EPS	$0.27	$0.14	$0.16	$0.56

Nonutility Group
Net Income	$8.6	$—	$13.1	$21.7
Basic EPS	$0.10	$—	$0.16	$0.26

Corp & Other
Net Income	$(11.9)	$11.4	$—	$(0.5)
Basic EPS	$(0.14)	$0.14	$—	$(0.01)

Income Statement Line Item by Segment
Merger-Related
Consolidated	$15.3	$(15.3)	$—	$—
Corp & Other	$15.3	$(15.3)	$—	$—

Equity in (losses) from unconsolidated affiliates
Consolidated	$(17.8)	$—	$17.7	$(0.1)
Corp & Other	$(17.8)	$—	$17.7	$(0.1)

Income Taxes
Consolidated	$1.5	$3.9	$4.6	$10.0
Nonutility Group	$1.9	$—	$4.6	$6.5
Corp & Other	$(3.7)	$3.9	$—	$0.2

	Six Months Ended June 30, 2018
(In millions, except EPS)	GAAP Measure	Merger- Related Costs	Equity Investment Impairment Charge	Non-GAAP Measure

Net Income and EPS by Segment
Consolidated
Net Income	$85.7	$11.4	$13.1	$110.2
Basic EPS	$1.03	$0.14	$0.16	$1.33

Nonutility Group
Net Income	$(2.0)	$—	$13.1	$11.1
Basic EPS	$(0.02)	$—	$0.16	$0.13

Corp & Other
Net Income	$(12.1)	$11.4	$—	$(0.7)
Basic EPS	$(0.15)	$0.14	$—	$(0.01)

Income Statement Line Item by Segment
Merger-Related
Consolidated	$15.3	$(15.3)	$—	$—
Corp & Other	$15.3	$(15.3)	$—	$—

Equity in (losses) from unconsolidated affiliates
Consolidated	$(17.9)	$—	$17.7	$(0.2)
Corp & Other	$(17.9)	$—	$17.7	$(0.2)

Income Taxes
Consolidated	$7.7	$3.9	$4.6	$16.2
Nonutility Group	$(7.3)	$—	$4.6	$(2.7)
Corp & Other	$(3.9)	$3.9	$—	$—

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

Results of Operations of the Utility Group

The Utility Group is composed of Utility Holdings’ operations, which consists of the Company’s regulated utility operations and other operations that provide information technology and other support services to those regulated operations. Regulated operations consist of a natural gas distribution business and an electric transmission and distribution business. The natural gas distribution business provides natural gas distribution and transportation services to nearly two-thirds of Indiana and about 20 percent of Ohio, primarily in the west-central area. The electric transmission and distribution business provides electric distribution services primarily to southwestern Indiana, and its power generating and wholesale power operations. In total, these regulated operations supply natural gas and/or electricity to over one million customers. Utility Group operating results net of certain intersegment eliminations and reclassifications for the three and six months ended June 30, 2018 and 2017 follow:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share data)	2018	2017	2018	2017
OPERATING REVENUES
Gas utility	$149.3	$144.0	$478.6	$436.8
Electric utility	143.3	141.8	277.4	273.8
Other	0.1	0.1	0.1	0.1
Total operating revenues	292.7	285.9	756.1	710.7
OPERATING EXPENSES
Cost of gas sold	41.6	37.2	186.8	150.1
Cost of fuel & purchased power	47.8	43.6	90.1	84.7
Other operating	87.4	83.2	182.2	168.8
Depreciation & amortization	61.9	57.9	122.9	115.3
Taxes other than income taxes	14.8	13.1	33.9	27.5
Total operating expenses	253.5	235.0	615.9	546.4
OPERATING INCOME	39.2	50.9	140.2	164.3
OTHER INCOME - NET	9.7	6.6	18.5	13.7
INTEREST EXPENSE	20.1	17.6	40.0	35.2
INCOME BEFORE INCOME TAXES	28.8	39.9	118.7	142.8
INCOME TAXES	3.3	14.4	18.9	51.4
NET INCOME	$25.5	$25.5	$99.8	$91.4

CONTRIBUTION TO VECTREN BASIC EPS	$0.31	$0.31	$1.20	$1.10

Gas Utility Margin (non-GAAP measure) (Gas utility revenues less the cost of gas sold)
Gas utility margin and throughput by customer type follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2018	2017	2018	2017
Gas utility revenues	$149.3	$144.0	$478.6	$436.8
Cost of gas sold	41.6	37.2	186.8	150.1
Total gas utility margin (non-GAAP)	$107.7	$106.8	$291.8	$286.7
Margin attributed to:
Residential & commercial customers	$79.9	$81.3	$217.4	$220.6
Industrial customers	15.8	16.1	37.9	37.2
Other	2.3	2.2	5.4	5.0
Regulatory expense recovery mechanisms	9.7	7.2	31.1	23.9
Total gas utility margin (non-GAAP)	$107.7	$106.8	$291.8	$286.7
Sold & transported volumes in MMDth attributed to:
Residential & commercial customers	15.5	10.5	70.7	53.3
Industrial customers	36.4	26.9	78.7	61.8
Total sold & transported volumes	51.9	37.4	149.4	115.1

Gas utility margins were $107.7 million and $291.8 million for the three and six months ended June 30, 2018, and compared to 2017, increased $0.9 million quarter over quarter and $5.1 million year over year. Gas utility margins increased $7.5 million in the quarter and $20.2 million year over year when excluding margin from regulatory expense recovery mechanisms, which increased $2.5 million quarter over quarter and $7.2 million year over year, and the impact of tax reform and the reduced corporate tax rate on margins, which in the quarter reduced margins by $9.1 million and year to date by $22.3. Gas margin was favorably impacted by increased returns on infrastructure replacement programs in Indiana and Ohio of $5.9 million quarter over quarter and $14.8 million year over year. Large customer margins were up $0.9 million quarter over quarter and $2.6 million year over year, largely driven by favorable weather compared to the first quarter of 2017. With rate designs that substantially limit the impact of weather on small customer margin, the normal weather in the first six months of 2018 compared to the warmer than normal weather in the first six months of 2017 increased sold and transported volumes, but had only a slight favorable impact on small customer margin. Heating degree days were 102 percent of normal in Ohio and 100 percent of normal in Indiana in the first six months of 2018, compared to 89 percent of normal in Ohio and 81 percent of normal in Indiana in the same period in 2017.

Electric Utility Margin (non-GAAP measure) (Electric utility revenues less the cost of fuel and purchased power)
Electric utility margin and volumes sold by customer type follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2018	2017	2018	2017
Electric utility revenues	$143.3	$141.8	$277.4	$273.8
Cost of fuel & purchased power	47.8	43.6	90.1	84.7
Total electric utility margin (non-GAAP)	$95.5	$98.2	$187.3	$189.1
Margin attributed to:
Residential & commercial customers	$61.3	$63.0	$119.0	$120.6
Industrial customers	22.9	23.8	44.6	46.8
Other	0.6	0.9	1.6	1.9
Regulatory expense recovery mechanisms	3.5	2.5	8.1	4.8
Subtotal: retail	$88.3	$90.2	$173.3	$174.1
Wholesale power & transmission system margin	7.2	8.0	14.0	15.0
Total electric utility margin (non-GAAP)	$95.5	$98.2	$187.3	$189.1
Electric volumes sold in GWh attributed to:
Residential & commercial customers	680.0	645.3	1,338.6	1,246.3
Industrial customers	559.6	521.4	1,055.0	1,012.9
Other customers	3.3	4.9	10.9	10.9
Total retail volumes	1,242.9	1,171.6	2,404.5	2,270.1
Wholesale	215.8	160.4	346.7	239.2
Total volumes sold	1,458.7	1,332.0	2,751.2	2,509.3

Retail
Electric retail utility margins were $88.3 million and $173.3 million for the three and six months ended June 30, 2018, and compared to 2017, decreased by $1.9 million quarter over quarter and $0.8 million year over year. Electric retail utility margins increased $4.5 million quarter over quarter and $9.2 million year over year, when excluding margin from regulatory expense recovery mechanisms, which increased $1.0 million quarter over quarter and $3.3 million year over year, and the impact of tax reform and the reduced corporate tax rate on margins, which in the quarter reduced margins by $7.4 million and year to date by $13.3 million. Electric margin, which is not protected by weather normalizing mechanisms, reflects a $4.8 million increase in customer margin in the quarter and $9.0 increase year to date related to weather. In the quarter, annualized cooling degree days were 119 percent of normal, compared to 108 percent of normal in 2017. Year to date results also reflect favorable heating degree days, which were 100 percent of normal in the 2018 year to date period compared to 81 percent of normal in 2017.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2018	2017	2018	2017
MISO Transmission system margin	$5.3	$6.8	$10.7	$12.6
MISO Off-system margin	1.9	1.2	3.3	2.4
Total wholesale margin	$7.2	$8.0	$14.0	$15.0

Transmission system margin associated with qualifying projects, including the reconciliation of recovery mechanisms and other transmission system operations, totaled $5.3 million and $6.8 million during the three months ended June 30, 2018 and 2017, respectively. Transmission system margin was $10.7 million and $12.6 million during the six months ended June 30, 2018 and 2017, respectively. The impact of tax reform reduced MISO Transmission system margins by $0.5 million and $1.0 million in the three and six months ended June 30, 2018, respectively. The Company has invested $157.7 million in qualifying projects. The net plant balance for these projects totaled $131.8 million at June 30, 2018. These projects include an interstate 345 kV transmission line that connects the Company’s A.B. Brown Generating Station to a generating station in Indiana owned by Duke Energy to the north and to a generating station in Kentucky owned by Big Rivers Electric Corporation to the south; a substation; and another transmission line. These projects earn a FERC approved equity rate of return on the net plant balance and recover operating expenses. In September 2016, the FERC issued a final order authorizing the transmission owners to receive a 10.32 percent base ROE plus, a separately approved 50 basis point adder compared to the previously authorized 12.38 percent. The Company has reflected these outcomes in its financial statements. The 345 kV project is the largest of these qualifying projects, with an original cost of $106.8 million that earned the FERC approved equity rate of return.

In the second quarter of 2018, margin from off system sales was $1.9 million compared to $1.2 million in 2017. For the six months ended June 30, 2018, margin from off-system sales was $3.3 million compared to $2.4 million in 2017. The base rate changes implemented in May 2011 require wholesale margin from off-system sales earned above or below $7.5 million per year to be shared equally with customers. Results for the periods presented are net of sharing and are consistent with the prior period.

Utility Group Operating Expenses

Other Operating
During the second quarter of 2018, other operating expenses were $87.4 million, an increase of $4.2 million, compared to the second quarter of 2017. For the six months ended June 30, 2018, other operating expenses were $182.2 million, an increase of $13.4, compared to 2017. Excluding costs recovered directly in margin, other operating expenses decreased $0.1 million quarter over quarter and increased $3.8 million year over year when compared to 2017, primarily due to an increase resulting from the timing of power plant maintenance expenses.

Depreciation & Amortization
In the second quarter of 2018, depreciation and amortization expense was $61.9 million, compared to $57.9 million in 2017. For the six months ended June 30, 2018, depreciation and amortization expense was $122.9 million, which represents an increase of $7.6 million compared to 2017. The increases reflect increased plant placed in service, which is largely driven by increased gas utility plant as a result of the Indiana and Ohio infrastructure programs.

Taxes Other Than Income Taxes
Taxes other than income taxes were $14.8 million and $13.1 million for the second quarter of 2018 and 2017, respectively. Year to date, taxes other than income taxes were $33.9 million, compared to $27.5 million in 2017. The increase in taxes other than income taxes in the quarter and year to date periods compared to 2017 was primarily related to higher property taxes, which is largely driven by increased gas utility plant as a result of the Indiana and Ohio infrastructure programs.

Income Taxes
Income taxes were $3.3 million and $14.4 million for the first quarter of 2018 and 2017, respectively.  Year to date, income taxes were $18.9 million, compared to $51.4 million 2017. The decreases relate primarily to the decline in the federal income tax rate from 35% to 21%, effective January 1, 2018, as well as the amortization of excess deferred income taxes beginning in the first quarter of 2018. Both the tax rate change and the excess deferred tax amortization relate directly to the passage of the TCJA in December 2017 and have associated revenue reductions.

Other Income - Net
Other income-net reflects income of $9.7 million for the second quarter of 2018, an increase of $3.1 million, compared to 2017. Year to date, other income-net reflects income of $18.5 million, compared to $13.7 million in 2017. The increases are primarily due to increased AFUDC driven by increased capital expenditures related to gas infrastructure investment programs.

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

On June 20, 2018, the Indiana Supreme Court issued an opinion (Opinion) in an appeal of an IURC order under Indiana Senate Bill 560 for a utility unrelated to the Company. In this Opinion, the Court determined that one of the programs within that utility’s approved plan did not constitute a “designated” capital improvement because the individual projects within the program were not specifically set forth in the approved seven-year plan, and, instead were designated later based on subsequently developed information. The IURC had previously approved the program and thereby allowed individual projects under the program to be designated in the future and that action was then appealed by intervenors in the TDSIC proceeding. The Company has evaluated the opinion's potential application to the Company’s Plan. The Company believes the ruling is limited to prospective projects that have not previously been designated and approved in final orders issued in the TDSIC process. The Company has determined that TDSIC projects in the service replacement plan category do not constitute a designated capital improvement, and therefore as a result of the Opinion is removing the associated projects that weren't previously the subject of final orders, totaling approximately $40 million over the remaining term of the plan. Such projects are still eligible for recovery in a future base rate case. The Company does not expect a resulting material impact to results of operations or cash flow from operations. On July 25, 2018, the Company filed revised schedules in the pending TDSIC proceeding to remove approximately $6 million of service replacement investments.

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

At June 30, 2018 and December 31, 2017, the Company has regulatory assets related to the Plan totaling $82.9 million and
$78.0 million, respectively.

Ohio Recovery and Deferral Mechanisms
The PUCO Order approving the Company's 2009 base rate case in the Ohio service territory authorized a distribution replacement rider (DRR). The DRR's primary purpose is recovery of investments in utility plant and related operating expenses associated with replacing bare steel and cast iron pipelines, as well as certain other infrastructure investments. This rider is updated annually for qualifying capital expenditures and allows for a return on those capital expenditures based on the rate of return approved in the 2009 base rate case. In addition, deferral of depreciation and the ability to accrue debt-related post-in-service carrying costs is also allowed until the related capital expenditures are included in the DRR. The Order also initially established a prospective bill impact evaluation on the annual deferrals. On February 19, 2014, the PUCO issued an Order approving a Stipulation entered into by the PUCO Staff and the Company which provided for the extension of the DRR for the recovery of costs incurred through 2017 and expanded the types of investment covered by the DRR to include recovery of certain other infrastructure investments. The Order limits the resulting DRR fixed charge per month for residential and small general service customers to specific graduated levels through 2017. The capital expenditure plan is subject to the graduated caps on the fixed DRR monthly charge applicable to residential and small general service customers approved in the Order. In the event the Company exceeds these caps, amounts in excess can be deferred for future recovery. The Order also approved the Company's commitment that the DRR can only be further extended as part of a base rate case. In the Company's base rate case, it requested extension to include investments made starting 2018 through completion of the program, currently estimated at 2023. In total, the Company has made capital investments on projects that are now in-service under the DRR totaling $341.3 million as of June 30, 2018, of which $261.1 million has been approved for recovery under the DRR through December 31, 2016. On May 1, 2018, the Company submitted its annual request for an adjustment in the DRR rates to recover an additional $60.0 million of investments made through December 31, 2017. The Company expects an order by September 2018. Regulatory assets associated with post-in-service carrying costs and depreciation deferrals were $34.8 million and $31.2 million at June 30, 2018 and December 31, 2017, respectively.

The PUCO has also issued Orders approving the Company's filings under Ohio House Bill 95. These Orders approve deferral of the Company’s Ohio capital expenditure program for items not covered by the DRR as well as expenditures necessary to comply with PUCO rules, regulations, orders, and system expansion to some new customers. Ohio House Bill 95 Orders also established a prospective bill impact evaluation on the cumulative deferrals, limiting the total deferrals at a level which would equal $1.50 per residential and small general service customer per month. The Company has requested recovery of these deferrals through December 31, 2017 in its rate case, along with a mechanism to recover future Ohio House Bill 95 deferrals. At June 30, 2018 and December 31, 2017, the Company has regulatory assets totaling $81.7 million and $66.1 million, respectively, associated with the deferral of depreciation, post-in-service carrying costs, and property taxes. On May 1, 2018, the Company submitted its most recent annual report required under its House Bill 95 Order. This report covers the Company's capital expenditure program through calendar year 2017.

Vectren Ohio Gas Rate Case
On March 30, 2018, the Company filed with the PUCO a request for a $34 million increase in its base rates and charges for VEDO’s distribution business in its 17 county service area in west-central Ohio. The requested increase includes the benefit of the TCJA, which decreased the corporate rate from 35 percent to 21 percent. The filing is necessary to extend the DRR mechanism beyond 2017 through completion of the accelerated replacement program, and to recover the costs of capital investments made over the past ten years, much of which has been deferred as part of the Company’s capital expenditure program under Ohio House Bill 95. The filing also addresses the recovery of the current Ohio House Bill 95 regulatory asset balance, and a proposed mechanism to recover future Ohio House Bill 95 deferrals. The Company expects the PUCO staff to file its report, including recommendations, in the third quarter of 2018 and issue an order by early 2019.

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

On September 20, 2017, the IURC issued an Order approving the Company’s electric system modification as reflected in the settlement agreement reached between the Company, the OUCC, and a coalition of industrial customers. The settlement agreement includes defined annual caps on recoverable capital investments, with the total approved plan set at $446.5 million. The settlement agreement also addresses how the eligible costs would be recoverable in rates, with a cap on the residential and small general service fixed monthly charge per customer in each semi-annual filing. The remaining costs to residential and small general service customers would be recovered via a volumetric energy charge. The settlement agreement removed advanced metering infrastructure (AMI or digital meters) from the plan. However, deferral of the costs for AMI was agreed upon in the settlement whereby the company can move forward with deployment in the near-term. The request for cost recovery for the AMI project will not occur until the next base rate review proceeding, which is expected to be filed by the end of 2023. In that proceeding, settling parties have agreed not to oppose inclusion of the AMI project in rate base.

On December 20, 2017, the IURC issued an Order approving the initial rates necessary to begin cash recovery of 80 percent of the revenue requirement, inclusive of return, with the remaining 20 percent deferred for recovery in the utility's next general rate case. These initial rates captured approved investments made through April 30, 2017.

On May 23, 2018, the IURC issued an order (May 2018 order) approving the inclusion in rates of investments made from May 2017 through October 2017. Through the May 2018 order, approximately $31 million of the approved capital investment plan has been incurred and approved for recovery.

On August 1, 2018, the Company submitted its third semi-annual filing, seeking approval of the recovery in rates of approximately $58 million through April 2018.

On June 20, 2018, the Indiana Supreme Court issued an opinion (Opinion) in an appeal of an IURC order under Indiana Senate Bill 560 for a utility unrelated to the Company. In this Opinion, the Court determined that one of the programs within that utility’s approved plan did not constitute a “designated” capital improvement because the individual projects within the program were not specifically set forth in the approved seven-year plan, and, instead were designated later based on subsequently developed information. The IURC had previously approved the program and thereby allowed individual projects under the program to be designated in the future and that action was then appealed by intervenors in the TDSIC proceeding. The Company has evaluated the opinion's potential application of the Company’s Plan. The Company believes the ruling is limited to prospective projects that have not previously been designated and approved in final orders issued in the TDSIC process. The Company has determined that TDSIC projects in the pole replacement plan category that weren't previously the subject of final orders, totaling approximately $35 million, do not constitute a designated capital improvement eligible for recovery given this Opinion.  As the Company has the ability under the electric plan to substitute projects with other approved projects within defined annual cost caps, the Company does not expect this Opinion to impact the total amount of the approved plan, and therefore does not expect a resulting material impact to results of operations or cash flow from operations.  The removal of the projects from the plan will occur when the company files its next TDSIC proceeding on August 1, 2018.

As of June 30, 2018 and December 31, 2017, the Company has regulatory assets related to the Electric TDSIC plan totaling $4.9 million and $4.3 million, respectively.

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

As of 2017, the Company has completed investments of $30 million on equipment to control mercury in both air and water emissions, and $40 million to address the issues raised in the NOV. The Order approved the Company’s request for deferred accounting treatment, as supported by provisions under Indiana Senate Bill 29 and Senate Bill 251. The accounting treatment includes the deferral of depreciation and property tax expense related to these investments, accrual of post-in-service carrying costs, and deferral of incremental operating expenses related to compliance with these standards. The initial phase of the projects went into service in 2014, with the remaining investment going into service in 2016. As of June 30, 2018, the Company has approximately $15.6 million deferred related to depreciation and operating expenses, and $5.6 million deferred related to post-in-service carrying costs. MATS compliance was required beginning April 16, 2015 and the Company continues to operate in full compliance with the MATS rule.

On February 20, 2018, as part of the electric generation transition plan case discussed below, the Company filed a request to commence recovery, under Senate Bill 251, of its already approved investments associated with the MATS and NOV Compliance Projects, including recovery of the authorized deferred balance. As proposed, recovery would reflect 80 percent of the authorized costs, including a return, recovery of depreciation and incremental operating expenses, and recovery of the prior deferred balance over a proposed period of 15 years. The remaining 20 percent will be deferred until the Company’s next base rate proceeding. The Company expects an order in the first half of 2019.

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

On March 7, 2017, the Indiana Court of Appeals reversed the IURC finding on the Company's 2016-2017 energy efficiency plan that the four year cap on lost margin recovery was arbitrary and the IURC failed to properly interpret the governing statute requiring it to review the utility's originally submitted DSM proposal and either approve or reject it as a whole, including the proposed lost margin recovery. The case was remanded to the IURC for further proceedings. On June 13, 2017, the Company filed additional testimony supporting the plan. In response to the proposals to cap lost margin recovery, the Company filed supplemental testimony that supported lost margin recovery based on the average measure life of the plan, estimated at nine years, on 90 percent of the direct energy savings attributed to the programs. Testimony of intervening parties was filed on July 26, 2017, opposing the Company's proposed lost margin recovery. An evidentiary hearing was held in September 2017. On December 20, 2017, the Commission issued an order approving the DSM Plan for 2016-2017 including the recovery of lost margins consistent with the Company’s proposal. On January 22, 2018, certain intervening parties initiated an appeal to the Indiana Court of Appeals. Briefing is now complete. While no assurance as to the ultimate outcome can be provided, based upon the record of the proceedings, as well as the findings in the Commission’s order, the Company expects to prevail in this appeal.

On April 10, 2017, the Company submitted its request for approval to the IURC of its Energy Efficiency Plan for calendar years 2018 through 2020. Consistent with prior filings, this filing included a request for continued cost recovery of program and administrative expenses, including performance incentives for reaching energy savings goals and continued recovery of lost margins consistent with the modified proposal in the 2016-2017 plan. Filed testimony of intervening parties was received on July 26, 2017, opposing the Company's proposed lost margin recovery. An evidentiary hearing was held in September 2017. On December 28, 2017, the Commission issued an order approving the 2018 through 2020 Plan, inclusive of recovery of lost margins consistent with the Order issued on December 20, 2017. On January 26, 2018, certain intervening parties initiated an appeal to the Indiana Court of Appeals. Briefing is now complete. While no assurance as to the ultimate outcome can be provided, based upon the record of the proceedings, as well as the findings in the Commission’s order, the Company expects to prevail in this appeal.

For the three months ended June 30, 2018 and 2017, the Company recognized electric utility revenue of $5.9 million and

$5.7 million, respectively, associated with lost margin recovery approved by the Commission.

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

The Company has reflected these results in its financial statements. As of June 30, 2018, the Company had invested approximately $157.7 million in qualifying projects. The net plant balance for these projects totaled $131.8 million at June 30, 2018.

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

As a part of this same proceeding, the Company seeks recovery under Senate Bill 251 of costs to be incurred for environmental investments to be made at its F.B. Culley generating plant to comply with Effluent Limitation Guidelines and Coal Combustion Residuals rules. The F.B. Culley investments, estimated to be approximately $95 million, will begin in 2019 and will allow the F.B. Culley Unit 3 generating facility to comply with environmental requirements and continue to provide generating capacity to the Company’s electric customers. Under Senate Bill 251, the Company is seeking recovery of 80 percent of the approved costs, including a return, using a tracking mechanism, with the remaining 20 percent of the costs deferred for recovery in the Company’s next base rate proceeding.

A public field hearing was held on July 11, 2018. Intervenors must file testimony by August 10, 2018. Evidentiary hearings are scheduled to commence October 9, 2018. On July 18, 2018, a group of intervenors, including the Indiana Coal Council, motioned for Summary Judgment, requesting that the Commission deny the CPCN authorizing construction, or extend the procedural schedule a minimum of 45 days after the Commission issues its annual statewide analysis for expansion of facilities for the generation of electricity, which is to be filed before October 1st of each year. The Company believes the request for summary judgment to be without merit and does not expect it to result in a revision to the CPCN proceeding’s procedural schedule. The Company expects an order from the Commission in the CPCN proceeding in the first half of 2019.

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

On February 20, 2018, the Company announced it is finalizing details to install an additional 50 MW of universal solar energy, consistent with its IRP. On May 4, 2018, the Company filed a petition with the IURC requesting a CPCN authorizing construction and authority to recover costs associated with the project pursuant to Senate Bill 29. Filed testimony of intervening parties is expected on September 4, 2018, and an evidentiary hearing is scheduled for September 26, 2018. The Company would expect an order in the first half of 2019.

In addition, the Company intends to continue to offer energy efficiency programs annually. Similarly, as discussed in more detail below, the extension of preliminary compliance deadlines related to ELG and CCR implementation are not expected to have a significant impact on the Company’s long-term generation transition plan.

On September 21, 2017, the Company and Alcoa agreed to continue the joint ownership and operation of Warrick Unit 4 through 2023. This aligns with the Company's long-term electric generation transition plan, and the expected exit at the end of 2023 is consistent with the IRP which reflects having completed all planned unit retirements and bringing new resources online by that date.

On September 28, 2017, the Department of Energy (DOE) issued a Notice of Proposed Rulemaking (NOPR) to the FERC for consideration of payment to certain resources that have on-site fuel and demonstrate a form of resilience. On January 8, 2018, after receiving a majority of comments from the Regional Transmission Organizations (RTOs) and Independent System Operators (ISOs) opposing the relief requested by the DOE, the FERC declined to issue the NOPR and, instead, initiated a proceeding (FERC Docket No. AD18-7) to further explore the current planning that RTOs and ISOs are undertaking to ensure resiliency, as well as other regional aspects to determine the need for action of the type recommended by the DOE. This proceeding is still pending before the FERC. In the interim, a draft memorandum that was purportedly prepared by the DOE was made public on May 31, 2018. The draft memorandum calls for immediate action by the President of the United States to exercise authority under the Defense Production Act and Federal Power Act to provide for temporary subsidy payments to coal and nuclear resources while a two year study is performed to identify Defense Critical Electric Infrastructure (DCEI). The draft memorandum expands upon the original resiliency concerns expressed in the DOE's September 28, 2017 submission. Following the publication of the draft DOE memorandum, President Trump publicly called for immediate action by the DOE. To date, the DOE has not publicly taken action, including finalizing the draft memorandum and indicating facilities that would be eligible for these temporary subsidy payments or how they would be funded. At this time, the Company does not believe this activity will have any impact on its pending request for authorization from the IURC to construct a combined cycle gas turbine to serve the requirements of the Company’s electric utility system. Absent further information, the impact to electric customers and power generator owners is unknown.

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

In furtherance of the Company’s commitment to a sustainable business model, and as detailed further below, the Company is transitioning its electric generation portfolio from nearly total reliance on baseload coal to a fully diversified and balanced portfolio of fuels that will provide long term electric supply needs in a safe and reliable manner while dramatically lowering emissions of carbon and the carbon intensity of its electric generating fleet. If authorized by the Commission, by 2024 the Company plans to construct a new natural gas combined cycle generating facility to replace four coal-fired units totaling over 700 MWs which, when combined with its planned 54 MWs of new renewable generation, will achieve a 60 percent reduction in carbon emissions from 2005 levels and reduce carbon intensity to 980 lbs CO2 / MMBTU and position the Company to comply with future carbon emission reduction requirements. In addition to diversification of its fuel portfolio, the Company is also seeking authorization to significantly upgrade wastewater treatment for its remaining coal-fired unit and exploring opportunities to continue to recycle ash from its coal ash ponds. This generation diversification strategy aligns with the Company’s ongoing investments in new electric infrastructure through the approved $446.5 million grid modernization program, and is set forth in more detail in the Company’s upcoming 2017 corporate sustainability report.

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

Coal Ash Waste Disposal, Ash Ponds and Water

Coal Combustion Residuals Rule
In April 2015, the EPA finalized its Coal Combustion Residuals (CCR) rule which regulates ash as non-hazardous material under Subtitle D of the Resource Conservation and Recovery Act (RCRA). The final rule allows beneficial reuse of ash and the majority of the ash generated by the Company’s generating plants will continue to be reused. As it relates to the CCR Rule, the Water Infrastructure Improvements for the Nation (WIIN) Act was passed in December 2016 by Congress that would provide for enforcement of the federal program by states under approved state programs rather than citizen suits. Additionally, aspects of the CCR rule are currently being challenged by multiple parties in judicial review proceedings. In August 2017, the EPA issued guidance to states to clarify their ability to implement the Federal CCR rule through state permit programs as allowed in the WIIN Act legislation. Alternative compliance mechanisms for groundwater, corrective action and other areas of the rule could be granted under the regulatory oversight of a state enforced program. On September 14, 2017, the EPA announced its intent to reconsider portions of the Federal CCR rule in line with the guidance issued to states. On March 15, 2018, EPA published its proposed reconsideration of certain provisions of the existing CCR rule to bring the rule consistent with the WIIN Act. On July 17, 2018, EPA released its final CCR rule phase I reconsideration which extends for two years, from October 31, 2018 to October 31, 2020, the deadline for ceasing placement of ash in ponds that exceed groundwater protections standards or fails to meet location restrictions. The Company does not anticipate the reconsideration to change its current plans for pond closure as announced in its generation transition plan, since closure dates were not dependent upon the original October 2018 compliance date. While the state program development and EPA reconsideration move forward, the existing CCR compliance obligations remain in effect.

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

As of June 30, 2018, the Company has recorded an approximate $40 million asset retirement obligation (ARO). The recorded ARO reflects the present value of the approximate $45 million in estimated costs in the range above. These assumptions and estimations are subject to change in the future and could materially impact the amount of the estimated ARO.

In order to maintain current operations of the ponds, the Company spent approximately $17 million on the reinforcement of the ash pond dams and other operational changes in 2016 to meet the more stringent 2,500 year seismic event structural and safety standard in the CCR rule.

On July 20, 2018, the Company filed a Complaint for Damages and Declaratory Relief against its insurers seeking reimbursement of defense, investigation, and pond closure costs incurred to comply with the CCR rule. The Company intends to apply any net proceeds from this litigation to offset costs that have been and will be deferred for future recovery from customers.

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

Cooling Water Intake Structures
Section 316(b) of the Clean Water Act requires generating facilities use the “best technology available” (BTA) to minimize adverse environmental impacts on a body of water. More specifically, Section 316(b) is concerned with impingement and entrainment of aquatic species in once-through cooling water intake structures used at electric generating facilities. A final rule was issued by the EPA on May 19, 2014. The final rule does not mandate cooling water tower retrofits but requires that IDEM conduct a case-by-case assessment of BTA for each facility. The final rule lists seven presumptive technologies which would qualify as BTA. These technologies range from intake screen modifications to cooling water tower retrofits. Ecological and technology assessment studies must be completed prior to determining BTA for the Company’s facilities. On July 23, 2018, the U.S. Court of Appeals for the Second Circuit upheld the final rule on judicial review. The Company is currently undertaking the required ecological studies and anticipates timely compliance in 2021-2022. To comply, the Company believes capital investments will likely be in the range of $4 million to $8 million.

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

With respect to insurance coverage, Indiana Gas has received approximately $20.8 million from all known insurance carriers under insurance policies in effect when these plants were in operation. Likewise, SIGECO has settlement agreements with all known insurance carriers and has received approximately $15.8 million of the expected $15.8 million in insurance recoveries.

The costs the Company expects to incur are estimated by management using assumptions based on actual costs incurred, the timing of expected future payments, and inflation factors, among others. While the Company’s utilities have recorded all costs which they presently expect to incur in connection with activities at these sites, it is possible that future events may require remedial activities which are not presently foreseen and those costs may not be subject to PRP or insurance recovery. As of June 30, 2018 and December 31, 2017, approximately $2.4 million and $2.5 million, respectively of accrued, but not yet spent, costs are included in Other Liabilities related to the Indiana Gas and SIGECO sites.

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

The Nonutility Group results were earnings of $8.6 million and losses of $2.0 million for the three and six months ended June 30, 2018, respectively, compared to earnings of 12.2 million and $1.7 million for the three and six months ended June 30, 2017. Nonutility Group earnings, excluding the equity investment impairment charge at ProLiance, for the three and six months ended June 30, 2018 and 2017, follow. See Executive Summary of Consolidated Results of Operations for a reconciliation of Non-GAAP performance measures.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share amounts)	2018	2017	2018	2017
NET INCOME, EXCLUDING EQUITY INVESTMENT IMPAIRMENT CHARGE - PROLIANCE	$21.7	$12.2	$11.1	$1.7
CONTRIBUTION TO VECTREN BASIC EPS, EXCLUDING EQUITY INVESTMENT IMPAIRMENT CHARGE - PROLIANCE	$0.26	$0.15	$0.13	$0.02
NET INCOME (LOSS) ATTRIBUTED TO:
Infrastructure Services	$19.7	$11.4	$3.9	$2.1
Energy Services	2.2	1.1	7.7	—
Other Nonutility Businesses, Excluding Equity Investment Impairment Charge - ProLiance	(0.2)	(0.3)	$(0.5)	$(0.4)

Infrastructure Services

Infrastructure Services provides underground pipeline construction and repair services through wholly owned subsidiaries Miller Pipeline, LLC and Minnesota Limited, LLC. Inclusive of holding company costs, results for Infrastructure Services' operations for the second quarter of 2018 were earnings of $19.7 million, compared to earnings of $11.4 million for the same period in the prior year. During the six months ended June 30, 2018, Infrastructure Services earned $3.9 million, compared to earnings of $2.1 million year to date in 2017. Both the quarter and year to date periods were favorably impacted by the lower federal tax rate. Total Infrastructure Services revenues in the second quarter of 2018 were $279.4 million compared to revenues of $277.5 million in the second quarter of 2017. Year to date, 2018 revenues totaled $414.7 million, compared to $424.8 million for the year to date period in 2017. At June 30, 2018, Infrastructure Services had an estimated backlog of blanket contracts of $555 million and bid contracts of $200 million, for a total backlog of $755 million. This compares to an estimated total backlog at June 30, 2017 of $760 million, which included $120 million related to a large transmission project that was largely completed in the second half of 2017. Though a large project has yet to be added to the 2018 backlog, project bidding activity remains strong with over $1.0 billion in bids outstanding on over 20 transmission projects scheduled to be completed by the end of 2019.

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

Energy Services

Energy Services provides energy performance contracting and sustainable infrastructure, such as renewables, distributed generation, and combined heat and power projects through its wholly owned subsidiary Energy Systems Group, LLC (ESG). Inclusive of holding company costs, Energy Services' operations were earnings of $2.2 million during the second quarter of 2018, compared to earnings of $1.1 million during the second quarter of 2017. For the six months ended June 30, 2018, earnings were $7.7 million, compared to break even earnings in 2017. Excluding the favorable impact of Section 179D tax deductions in the six months ended June 30, 2018 of $4.9 million, earnings were $2.8 million. Energy Services has year to date revenues of $134.4 million in 2018, compared to revenues of $120.7 million for the year to date period in 2017.

At June 30, 2018, the backlog of signed fixed price contracts was $195 million compared to $180 million at December 31, 2017. The list of projects at June 30, 2018 where ESG has been selected and there is a high degree of confidence that the stated work will be performed, or sales funnel, remains high at approximately $305 million. The Company's long-term view of the performance contracting and sustainable infrastructure opportunities remains strong with continued national focus expected on energy conservation and sustainability, renewable energy, and security as power prices across the country rise and customer focus on new, efficient, clean sources of energy grows. As it relates to the impact on results from Section 179D, on February 9, 2018, a one year extension of Section 179D was approved, making available deductions for the 2017 tax year. Though not assured and not reflected in long-term growth rates, efforts continue to secure this benefit in the future.

Other Nonutility Businesses

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

ProLiance Transportation and Storage, LLC (PT&S), a subsidiary of ProLiance, and Sempra Energy International (Sempra), through a joint venture, have a 100 percent interest in a development project for salt-cavern natural gas storage facilities known as LA Storage. PT&S is the minority member with a 25 percent interest, which it accounts for using the equity method. On June 27, 2018, Sempra announced a plan to divest of certain natural gas storage assets and recorded a resulting impairment charge related to the assets held for sale and other storage assets, such as includes LA Storage. As a result of Sempra's impairment to the LA Storage investment and the resulting charge recorded at Proliance, the Company recorded a $17.7 million charge to Equity in (losses) of unconsolidated affiliates in the three months ended June 30, 2018. The Company's remaining investment in Proliance is supported by the Company's share of the estimated fair value of LA Storage's land. As of June 30, 2018 and December 31, 2017, ProLiance's investment in the joint venture was $8.0 million and $36.8 million, respectively.

Impact of Recently Issued Accounting Standards

Leases
In February 2016, the FASB issued new accounting guidance for the recognition, measurement, presentation, and disclosure of leasing arrangements. This ASU requires the recognition of lease assets and liabilities for those leases currently classified as operating leases while also refining the definition of a lease. In addition, lessees will be required to disclose key information about the amount, timing, and uncertainty of cash flows arising from leasing arrangements. This ASU is effective for the interim and annual reporting periods beginning January 1, 2019 and is required to be applied using a modified retrospective approach. In January 2018, the FASB issued amendments to the new lease standard, ASU No. 2018-01, allowing an entity to elect not to assess whether certain land easements are, or contain, leases when transitioning to the new lease standard.

The Company will adopt the guidance effective January 1, 2019 and is evaluating available practical expedients and the standard to determine the impact it will have on the financial statements.

Other Recently Issued Standards
Management believes other recently issued standards, which are not yet effective, will not have a material impact on the Company's financial condition, results of operations, or cash flows upon adoption.

Financial Condition

Within the Company’s consolidated group, Utility Holdings primarily funds the short-term and long-term financing needs of the Utility Group operations, and Vectren Capital Corporation (Vectren Capital) funds short-term and long-term financing needs of the Nonutility Group and corporate operations. Vectren Corporation guarantees Vectren Capital’s debt, but does not guarantee Utility Holdings’ debt. Vectren Capital’s long-term debt, including current maturities, outstanding at June 30, 2018 approximated $259 million. Vectren Capital's short-term obligations outstanding at June 30, 2018 approximated $136 million. Utility Holdings’ outstanding long-term and short-term borrowing arrangements are jointly and severally guaranteed by its wholly owned subsidiaries and regulated utilities SIGECO, Indiana Gas, and VEDO. Utility Holdings’ long-term debt, including current maturities, and short-term obligations outstanding at June 30, 2018 approximated $1.346 billion and $112 million, respectively. Additionally, prior to Utility Holdings’ formation, Indiana Gas and SIGECO funded their operations separately, and therefore, have long-term debt outstanding funded solely by their operations. SIGECO will also occasionally issue new tax-exempt debt to fund qualifying pollution control capital expenditures. Total Indiana Gas and SIGECO long-term debt outstanding at June 30, 2018 was approximately $384 million.

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

Vectren Corporation's corporate credit rating is A-, as rated by S&P Global Ratings (S&P Global). Moody's Investor Services (Moody's) does not provide a rating for Vectren Corporation. The credit ratings of the senior unsecured debt of Utility Holdings, SIGECO and Indiana Gas, at June 30, 2018, are A-/A2, as rated by S&P Global and Moody’s, respectively. The credit ratings on SIGECO's secured debt are A/Aa3. Utility Holdings’ commercial paper has a credit rating of A-2/P-1. S&P Global and Moody’s lowest level investment grade rating is BBB- and Baa3, respectively.

On March 9, 2018, S&P Global affirmed its credit ratings, but changed the Company's outlook from stable to negative, citing the impacts of tax reform as the primary driver. On April 24, 2018, S&P Global reaffirmed its current ratings, and as a result of the Merger, it placed the Company on negative watch, which means the Company will be closely monitored for potential near term changes in its credit ratings. On April 25, 2018, Moody's reaffirmed its current credit ratings and stable outlook. While no actions were taken on any specific company, on June 18, 2018, Moody’s issued a report noting the rating agency has shifted its outlook on the regulated utility industry to negative citing weaker cash flows resulting from tax reform and higher leverage due to the reduced cash flow and continued capital spending.

The Company’s consolidated equity capitalization objective is 45-55 percent of long-term capitalization. This objective may have varied, and will vary, depending on particular business opportunities, capital spending requirements, execution of long-term financing plans, and seasonal factors that affect the Company’s operations. The Company’s equity to long-term capitalization ratio was 50 percent as of both June 30, 2018 and December 31, 2017. Long-term capitalization includes long-term debt, including current maturities, as well as common shareholders’ equity.

Both long-term and short-term borrowing arrangements contain customary default provisions; restrictions on liens, sale-leaseback transactions, mergers or consolidations, and sales of assets; and restrictions on leverage, among other restrictions. Multiple debt agreements contain a covenant that the ratio of consolidated total debt to consolidated total capitalization will not exceed 65 percent. As of June 30, 2018, the Company was in compliance with all debt covenants.

Available Liquidity
The Company's A-/A2 investment grade credit ratings have allowed it to access the capital markets as needed, and as evidenced by past financing transactions, the Company believes it will have the ability to continue to do so. The Company anticipates funding future capital expenditures and dividends principally through internally generated funds, supplemented with incremental external debt and equity financing. Access to both the short-term and long-term capital markets is expected to be a significant source of funding for capital requirements as the resources required for capital investment remain uncertain for a variety of factors including, but not limited to, uncertainty in environmental and safety policies and regulations, growth of the regulated business, merger-related costs, and growth of Infrastructure Services and Energy Services. To the extent that events beyond the Company's control create uncertainty in capital markets, cost of capital and ability to access capital markets may be affected.

Utility Holdings routinely seeks approval at the IURC and the PUCO for long-term financing authority at the individual utility level. This authority allows for the flexibility for each utility to issue debt and equity securities to third parties or to issue debt and equity securities to Utility Holdings and thus receive some of the proceeds from various Utility Holdings issuances to third parties on the same terms as those obtained by Utility Holdings. The majority of the long-term debt needs of the utilities is expected to be met through these debt issuances by Utility Holdings, some or all of which are then reloaned to the individual utilities. On June 28, 2018, an Order for long-term financing authority of $120 million of long-term debt and $60 million of equity financing was received from the PUCO for VEDO and expires in June 2019. On February 22, 2017, orders for long-term financing authority of $160 million and $200 million of long-term debt, and $120 million and $180 million of equity financing, were received from the IURC for SIGECO and Indiana Gas, respectively. These orders expire in March 2019.

Utility Holdings Term Loan
On July 30, 2018, Utility Holdings executed a term loan agreement and closed a two-year term loan with two banking partners. The term loan agreement provides for a $250 million draw at closing and $50 million on or prior to December 31, 2018. Proceeds from the term loan will be utilized to pay a $100 million August 1, 2018, debt maturity and for general utility purposes. Accordingly, the Condensed Consolidated Balance Sheets reflect the current maturity and a portion of short-term borrowings as long-term at June 30, 2018. The term loan’s interest rate is priced at one month LIBOR, plus a credit spread, which is subject to change based on changes in Utility Holdings’ credit rating. A change in credit rating would add 10 basis points, per rating notch, to the existing rate. In addition, the term loan contains a provision that should Utility Holdings or any of its subsidiaries execute certain capital market transactions, and subject to certain other conditions, the outstanding balance is subject to mandatory prepayment. The term loan is jointly and severally guaranteed by Utility Holdings' wholly-owned operating companies, SIGECO, Indiana Gas, and VEDO.

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

Consolidated Short-Term Borrowing Arrangements
At June 30, 2018, the Company had $600 million of short-term borrowing capacity, including $400 million for the Utility Group and $200 million for the wholly owned Nonutility Group and corporate operations. As reduced by borrowings and letters of credit outstanding, approximately $133 million was available for the Utility Group operations and $64 million was available for the wholly owned Nonutility Group and corporate operations. These short-term credit facilities were extended in July 2017 and are available through July 2022. As of June 30, 2018, there were $5.2 million letters of credit outstanding under the Utility Group facility.

The Company has historically funded the short-term borrowing needs of Utility Group’s operations through the commercial paper market and expects to use the short-term borrowing facility in instances where the commercial paper market is not efficient. Following is certain information regarding these short-term borrowing arrangements:

	Utility Group Borrowings		Nonutility Group Borrowings
(In millions)	2018	2017	2018	2017
As of June 30
Balance Outstanding	$262.0	$210.9	$135.9	$35.3
Weighted Average Interest Rate	2.35%	1.41%	3.21%	2.35%
Six Months Ended June 30 Average
Balance Outstanding	$170.0	$136.6	$97.1	$2.4
Weighted Average Interest Rate	2.11%	1.07%	3.00%	2.36%
Maximum Month End Balance Outstanding	$262.0	$210.9	$135.9	$35.3

	Utility Group Borrowings		Nonutility Group Borrowings
(In millions)	2018	2017	2018	2017
Quarterly Average - June 30
Balance Outstanding	$178.9	$120.8	$118.4	$4.8
Weighted Average Interest Rate	2.31%	1.21%	3.12%	2.36%
Maximum Month End Balance Outstanding	$262.0	$210.9	$135.9	$35.3

New Share Issues
The Company may periodically issue new common shares to satisfy the dividend reinvestment plan and other employee benefit plan requirements. New issuances provided additional liquidity of $1.7 million for the six months ended June 30, 2018 and $3.1 million for the six months ended June 30, 2017. The Merger Agreement limits the Company's ability to issue new shares.

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

The Merger is an event of default pursuant to the Company's two short-term credit facilities. Upon closing of the Merger, CenterPoint will assume the obligations associated with these credit facilities.

Potential Uses of Liquidity

Pension Funding Obligations
For the six months ended June 30, 2018, the Company contributed $3.5 million to its qualified pension plans. The Company does not anticipate making any additional payments for the remainder of 2018.

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

Specific to ESG's role as a general contractor in the performance contracting industry, at June 30, 2018, there are 61 open surety bonds supporting future performance. The average face amount of these obligations is $10.3 million, and the largest obligation has a face amount of $75.9 million. The maximum exposure from these obligations is limited to the level of uncompleted work and further limited by bonds issued to ESG by various contractors. At June 30, 2018, approximately 30 percent of work was yet to be completed on projects with open surety bonds. A significant portion of these open surety bonds will be released within one year. In instances where ESG operates facilities, project guarantees extend over a longer period.  In addition to its performance obligations, ESG also warrants the functionality of certain installed infrastructure generally for one year and the associated energy savings over a specified number of years.

Based on a history of meeting performance obligations and installed products operating effectively, no liability or cost has been recognized for the periods presented as the Company assesses the likelihood of loss as remote. Since inception, ESG has paid a de minimis amount on energy savings guarantees.

Corporate Guarantees & Other Support
The Company issues parent level guarantees to certain vendors and customers of its wholly owned subsidiaries. These guarantees do not represent incremental consolidated obligations; but rather, represent guarantees of subsidiary obligations in order to allow those subsidiaries the flexibility to conduct business without posting other forms of collateral. At June 30, 2018, parent level guarantees support a maximum of $426 million of ESG’s performance contracting commitments, warranty obligations, project guarantees, and energy savings guarantees. Given the infrequent occurrence of any performance shortfalls historically on any of these commitments, no reserve for a potential liability has been deemed warranted.

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

The Company, from time to time, issues letters of credit that support consolidated operations. At June 30, 2018, letters of credit outstanding total $22 million.

Planned Capital Expenditures & Investments
Utility capital expenditures are estimated at approximately $320 million for the remainder of 2018.  Nonutility capital expenditures are estimated at approximately $20 million for the remainder of 2018.

Contractual Obligations
The Company’s contractual obligations primarily consist of debt issued by SIGECO, Indiana Gas, Utility Holdings, and Vectren Capital; certain plant and nonutility plant purchase commitments, and other long-term liabilities. For the six months ended June 30, 2018, there were no significant changes to the Company’s contractual obligations from those identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, other than those which occur in the normal and ordinary course of business and those mentioned below.

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

Comparison of Historical Sources & Uses of Liquidity

Operating Cash Flow
The Company's primary source of liquidity to fund capital requirements has been cash generated from operations, which totaled $218.4 million and $251.8 million for the six months ended June 30, 2018 and 2017, respectively. The decrease in operating cash flow for the six months ended June 30, 2018 compared to 2017 is driven primarily by the Company’s $69.7 million contribution to the Vectren Foundation, a 501(c)(3) charitable organization, affiliated with, but separate from, Vectren Corporation and reflected in Accounts payable at December 31, 2017 in the Condensed Consolidated Balance Sheets.

Financing Cash Flow
Net cash flow proceeds from financing activities were $74.7 million during the six months ended June 30, 2018 compared to requirements of $14.7 million in 2017. The increase in financing cash flow for the six months ended June 30, 2018 compared to 2017 is driven primarily by increased short-term borrowings utilized to fund the Vectren Foundation and increased capital expenditures. Financing activity in both periods presented reflects the payment of dividends.

Investing Cash Flow
Cash flow required for investing activities was $299.9 million and $294.7 million during the six months ended June 30, 2018 and 2017, respectively.  The increase in investing activity in 2018 primarily reflects higher capital expenditures for the Utility Group.

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

Risks Related to the Merger

Important factors that could cause actual results to differ materially from those indicated by the provided forward-looking information include risks and uncertainties relating to:

•	The risk that the Company may be unable to obtain shareholder approval for the proposed transaction.

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

•
Catastrophic events such as fires, earthquakes, explosions, floods, ice storms, tornadoes, terrorist acts, or physical attacks could adversely affect the Company's facilities, operations, financial condition, results of operations, and reputation.

•	Cyber attacks or similar occurrences may adversely affect the Company's facilities, operations, corporate reputation, financial condition, and results of operations.

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

•
Employee or contractor workforce factors including changes in key executives, key business personnel, collective bargaining agreements with union employees, aging workforce issues, work stoppages, or pandemic illness.

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

ITEM 4.  CONTROLS AND PROCEDURES

Changes in Internal Controls over Financial Reporting

During the quarter ended June 30, 2018, there have been no changes to the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of June 30, 2018, the Company conducted an evaluation under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness and the design and operation of the Company's disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of June 30, 2018, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is:
    1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and
    2) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

PART II

ITEM 1.  LEGAL PROCEEDINGS

The Company is party to various legal proceedings and audits and reviews by taxing authorities and other government agencies arising in the normal course of business.  In the opinion of management, there are no legal proceedings or other regulatory reviews or audits pending against the Company likely to have a material adverse effect on its financial position, results of operations, or cash flows.  See the notes to the consolidated financial statements regarding commitments and contingencies, environmental & sustainability matters, and rate & regulatory matters.  The condensed consolidated financial statements are included in Part 1, Item 1.

As of August 2, 2018, seven purported Company shareholders have filed lawsuits under the federal securities laws in the United States District Court for the Southern District of Indiana challenging the adequacy of the disclosures made in the Company's proxy statement in connection with the merger as discussed in Footnote 11 to the consolidated financial statements. We believe that these complaints are without merit. We cannot predict the outcome of, or estimate the possible loss or range of loss from, these matters.

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

Consummation of the Merger is subject to various conditions, including: (1) approval of the shareholders of the Company, (2) receipt of all required regulatory and statutory approvals without the imposition of a "Burdensome Condition," (3) absence of any law or order prohibiting the consummation of the Merger and (4) other customary closing conditions, including (a) subject to materiality qualifiers, the accuracy of each party's representations and warranties, (b) each party's compliance in all material respects with its obligations and covenants under the Merger Agreement and (c) the absence of a material adverse effect with respect to the Company and its subsidiaries.

The conditions to the Merger may not be satisfied and the Merger Agreement could be terminated. In addition, satisfying the conditions to the Merger may take longer than the Company and CenterPoint expect. The completion of the merger may also be delayed by shareholder lawsuits filed under federal securities laws. The occurrence of any of these events individually or in combination could negatively affect the trading price of the Company's common stock and the Company's future business and financial results and subject the Company to the following:

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Periodically, the Company has historically purchased shares from the open market to satisfy share requirements associated with the Company’s share-based compensation plans. No such open market purchases were made during the quarter ended June 30, 2018. Under the Merger Agreement, the Company can no longer issue shares of the Company's common stock without the consent of CenterPoint.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.  OTHER INFORMATION

Not Applicable

ITEM 6.  EXHIBITS

Exhibits and Certifications

4.1
Joinder and First Amendment to Bond Purchase and Covenants Agreement dated March 1, 2018 among SIGECO, the lenders party thereto and PNC Bank, National Association, as Administrative Agent. (Filed and designated in Form 8-K dated May 3, 2018, File No. 1-15467, as Exhibit 4.1).

4.2
Second Amendment to Bond Purchase and Covenants Agreement dated May 1, 2018 among SIGECO, the lenders party thereto and PNC Bank, National Association, as Administrative Agent. (Filed and designated in Form 8-K dated May 3, 2018, File No. 1-15467, as Exhibit 4.2).

10.1
First Amendment to Vectren Corporation At-Risk Compensation Plan, as amended and restated May 24, 2016 (as most recently amended and restated as of May 1, 2018). (Files and designated in For 8-K dated May 16, 2018, File No. 1-15467, as Exhibit 10.1).

10.2	Term Loan Agreement dated as of July 30, 2018. (Filed and designated in Form 8-K dated July 30, 2018, File No. 1-15467, as Exhibit 10.1).

31.1	Certification Pursuant To Section 302 of The Sarbanes-Oxley Act Of 2002- Chief Executive Officer

31.2	Certification Pursuant To Section 302 of The Sarbanes-Oxley Act Of 2002- Chief Financial Officer

32	Certification Pursuant To Section 906 of The Sarbanes-Oxley Act Of 2002

101	Interactive Data File

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VECTREN CORPORATION
Registrant

August 2, 2018	/s/ M. Susan Hardwick
M. Susan Hardwick
Executive Vice President and Chief Financial Officer
(Signing on behalf of the registrant and as Principal Accounting & Financial Officer)