Form 10-Q
period 2018-09-30
VECTREN CORP
filed 2018-11-06
CIK 1096385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes    ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock- Without Par Value	83,080,695	October 31, 2018
Class	Number of Shares	Date

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
IDEM: Indiana Department of Environmental Management

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VECTREN CORPORATION AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited – In millions)

	September 30, 2018	December 31, 2017
ASSETS
Current Assets
Cash & cash equivalents	$28.8	$16.6
Accounts receivable - less reserves of $4.1 & $5.1, respectively	230.5	262.9
Accrued unbilled revenues	156.2	207.1
Inventories	119.4	126.6
Recoverable fuel & natural gas costs	7.8	19.2
Prepayments & other current assets	53.9	47.0
Total current assets	596.6	679.4
Utility Plant
Original cost	7,394.5	7,015.4
Less: accumulated depreciation & amortization	2,850.9	2,738.7
Net utility plant	4,543.6	4,276.7
Investments in unconsolidated affiliates	1.5	19.7
Other utility & corporate investments	48.6	43.7
Other nonutility investments	9.6	9.6
Nonutility plant - net	483.0	464.1
Goodwill	293.5	293.5
Regulatory assets	469.5	416.8
Other assets	34.6	35.8
TOTAL ASSETS	$6,480.5	$6,239.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

VECTREN CORPORATION AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited – In millions)

	September 30, 2018	December 31, 2017
LIABILITIES & SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$232.1	$366.2
Accrued liabilities	246.1	222.3
Short-term borrowings	325.3	249.5
Current maturities of long-term debt	60.0	100.0
Total current liabilities	863.5	938.0
Long-term Debt - Net of Current Maturities	1,978.9	1,738.7
Deferred Credits & Other Liabilities
Deferred income taxes	518.4	491.3
Regulatory liabilities	938.8	937.2
Deferred credits & other liabilities	306.1	284.8
Total deferred credits & other liabilities	1,763.3	1,713.3
Commitments & Contingencies (Notes 8, 11-14)
Common Shareholders' Equity
Common stock (no par value) – issued & outstanding 83.1 & 83.0, respectively	739.5	736.9
Retained earnings	1,136.6	1,113.7
Accumulated other comprehensive (loss)	(1.3)	(1.3)
Total common shareholders' equity	1,874.8	1,849.3
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$6,480.5	$6,239.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

VECTREN CORPORATION AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited – In millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
OPERATING REVENUES
Gas utility	$122.1	$120.4	$600.7	$557.2
Electric utility	160.0	159.2	437.4	433.0
Nonutility	382.9	411.6	929.8	956.1
Total operating revenues	665.0	691.2	1,967.9	1,946.3
OPERATING EXPENSES
Cost of gas sold	24.5	23.9	211.4	174.0
Cost of fuel & purchased power	47.5	44.1	137.7	128.8
Cost of nonutility revenues	121.4	136.2	299.8	318.4
Other operating	296.2	296.7	809.3	794.2
Merger-related	11.1	—	26.4	—
Depreciation & amortization	73.9	69.5	217.7	205.7
Taxes other than income taxes	14.1	13.5	49.6	42.5
Total operating expenses	588.7	583.9	1,751.9	1,663.6
OPERATING INCOME	76.3	107.3	216.0	282.7
OTHER INCOME
Equity in (losses) of unconsolidated affiliates	(0.3)	(0.2)	(18.3)	(1.0)
Other income – net	9.6	9.1	28.7	24.1
Total other income	9.3	8.9	10.4	23.1
INTEREST EXPENSE	24.6	22.2	72.1	64.9
INCOME BEFORE INCOME TAXES	61.0	94.0	154.3	240.9
INCOME TAXES	10.6	32.1	18.2	86.1
NET INCOME AND COMPREHENSIVE INCOME	$50.4	$61.9	$136.1	$154.8
WEIGHTED AVERAGE AND DILUTED COMMON SHARES OUTSTANDING	83.1	83.0	83.1	83.0
BASIC AND DILUTED EARNINGS PER SHARE OF COMMON STOCK	$0.61	$0.75	$1.64	$1.87
DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$0.45	$0.42	$1.35	$1.26

The accompanying notes are an integral part of these condensed consolidated financial statements.

VECTREN CORPORATION AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited – In millions)

	Nine Months Ended
	September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$136.1	$154.8
Adjustments to reconcile net income to cash from operating activities:
Depreciation & amortization	217.7	205.7
Deferred income taxes & investment tax credits	12.6	76.6
Provision for uncollectible accounts	5.3	4.0
Expense portion of pension & postretirement benefit cost	3.3	4.4
Other non-cash items - net	18.3	4.1
Changes in working capital accounts:
Accounts receivable & accrued unbilled revenues	78.0	3.6
Inventories	7.2	(1.1)
Recoverable/refundable fuel & natural gas costs	11.4	—
Prepayments & other current assets	(6.7)	(3.1)
Accounts payable	(144.0)	(54.3)
Accrued liabilities	24.7	4.9
Unconsolidated affiliate dividends	—	0.1
Employer contributions to pension & postretirement plans	(6.9)	(3.5)
Changes in noncurrent assets	(29.0)	(28.0)
Changes in noncurrent liabilities	(13.5)	(7.7)
Net cash from operating activities	314.5	360.5
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from:
Long-term debt, net of issuance costs	299.3	99.2
Dividend reinvestment plan & other common stock issuances	1.7	4.6
Requirements for:
Dividends on common stock	(112.1)	(104.5)
Retirement of long-term debt	(100.0)	—
Net change in short-term borrowings	75.8	31.5
Net cash from financing activities	164.7	30.8
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of assets and other collections	5.7	4.8
Requirements for:
Capital expenditures, excluding AFUDC equity	(472.7)	(453.5)
Other costs	—	(3.4)
Changes in restricted cash	—	0.9
Net cash from investing activities	(467.0)	(451.2)
Net change in cash & cash equivalents	12.2	(59.9)
Cash & cash equivalents at beginning of period	16.6	68.6
Cash & cash equivalents at end of period	$28.8	$8.7

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

Indiana Gas provides energy delivery services to approximately 598,000 natural gas customers located in central and southern Indiana. SIGECO provides energy delivery services to approximately 146,000 electric customers and approximately 112,000 gas customers located near Evansville in southwestern Indiana. SIGECO also owns and operates electric generation assets to serve its electric customers and optimizes those assets in the wholesale power market. Indiana Gas and SIGECO generally do business as Vectren Energy Delivery of Indiana. VEDO provides energy delivery services to approximately 320,000 natural gas customers located near Dayton in west-central Ohio.

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
The Company, CenterPoint and Merger Sub each have made various representations, warranties and covenants in the Merger Agreement. Among other things, the Company has agreed, subject to certain exceptions, to conduct its businesses in the ordinary course, consistent with past practice, from the date of the Merger Agreement until closing, and not to take certain actions prior to the closing of the Merger without the approval of CenterPoint. The Company has made certain additional customary covenants, including, subject to certain exceptions: (1) to cause a meeting of the Company’s shareholders to be held to consider approval of the Merger Agreement, (2) not to solicit proposals relating to alternative business combination transactions and not to participate in discussions concerning, or furnish information in connection with, alternative business combination transactions and (3) not to withdraw its recommendation to the Company’s shareholders regarding the Merger. In addition, subject to the terms of the Merger Agreement, the Company, CenterPoint and Merger Sub are required to use reasonable best efforts to obtain all required regulatory approvals, which will include clearance under federal antitrust laws and certain approvals by federal regulatory bodies, including the Federal Energy Regulatory Commission ("FERC"), subject to certain exceptions, including such efforts not result in a "Burdensome Condition" (as defined in the Merger Agreement). While approval of the Merger Agreement is not required by the Indiana Utility Regulatory

Commission ("IURC") or the Public Utilities Commission of Ohio ("PUCO"), informational filings have been made with each commission.
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
The Merger Agreement contains certain termination rights for both the Company and CenterPoint, including if the Merger is not consummated by April 21, 2019 (subject to extension for an additional six months if all conditions to closing, other than the conditions related to obtaining regulatory approvals, have been satisfied). The Merger Agreement also provides for certain termination rights for each of the Company and CenterPoint, and provides that, upon termination of the Merger Agreement under certain specified circumstances, CenterPoint would be required to pay a termination fee of $210 million to the Company, and under other specified circumstances the Company would be required to pay CenterPoint a termination fee of $150 million.

On June 15, 2018, Vectren and CenterPoint submitted their filings with the FERC and initiated informational proceedings with regulators in Indiana and Ohio. Further, on June 18, 2018, Vectren and CenterPoint submitted their filings pursuant to the Hart-Scott-Rodino Act and the Federal Communications Commission. On June 26, 2018, CenterPoint and Vectren received notice from the Federal Trade Commission granting early termination of the waiting period under the Hart-Scott-Rodino Act. On July 16, 2018, the Company filed a definitive proxy statement, and a Form 8-K including supplemental disclosures to the proxy statement, with the Securities and Exchange Commission in connection with the Merger. On July 24, 2018, the Federal Communications Commission provided the final approvals for the transfer of control of the Company's subsidiaries which hold radio licenses. At the special shareholders meeting held on August 28, 2018, the Merger Agreement and the Merger, as well as other matters relating to the proposed Merger, were voted on and approved by the Company's shareholders. On October 5, 2018, the FERC issued an order indicating its approval of the Merger. In Indiana, the IURC held a hearing on October 17, 2018 on the Company's informational filing. Final briefs are to be filed by December 21, 2018, and an order is expected in early 2019. A similar informational filing was made in Ohio and, though a hearing before the PUCO is not anticipated, an order is expected in early 2019, as well. As of November 6, 2018, seven purported Company shareholders have filed lawsuits under the federal securities laws in the United States District Court for the Southern District of Indiana challenging the adequacy of the disclosures made in the Company's proxy statement in connection with the Merger as discussed in Note 11. Subject to receipt of remaining approvals, the Company continues to anticipate that the closing of the Merger will occur no later than the first quarter of 2019.

In connection with this transaction, the Company has recorded Merger-related expenses of $11.1 million for the quarter ending September 30, 2018, which are reflected in Merger-related in Operating Expenses in the Condensed Consolidated Statements of Income. Merger-related expenses for the quarter included $10.3 million of transaction advisory and other costs and $0.8 million for the end-of-period measurement of share-based and deferred compensation obligations that resulted from increases in the Company's common stock trading price since the announcement of the Merger. In the nine months ended September 30, 2018, the Company has recorded Merger-related expenses of $26.4 million, including $20.5 million of transaction advisory and other costs and $5.9 million of end-of-period measurement of share-based and deferred compensation obligations. The Company has accounted for these costs as tax deductible since the requisite closing conditions to the Merger have not yet been satisfied. Upon completion of the Merger, the Company will evaluate the tax deductibility of these costs and, though not expected, will reflect any non-deductible amounts in the effective tax rate at the Merger closing date.

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

The adoption of the new revenue standard had an immaterial impact to the Condensed Consolidated Income Statements for the three and the nine month periods ended September 30, 2018 and the Condensed Consolidated Balance Sheet as of September 30, 2018. The impact was also a result of the change in revenue recognition on specialized equipment.

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

Utility Group (Gas Utility Services and Electric Utility Services)
The Utility Group provides commodity service to customers at rates, charges, and terms and conditions included in tariffs approved by regulators. The Company’s utilities bill customers monthly and have the right to consideration from customers in an amount that corresponds directly with the performance obligation satisfied to date. The performance obligation is satisfied and revenue is recognized upon the delivery of services to customers. The Company records revenues for services and goods delivered but not billed at the end of an accounting period in Accrued unbilled revenues, derived from estimated unbilled consumption and tariff rates. The Company's revenues are also adjusted for the effects of regulation including tracked operating expenses, infrastructure replacement mechanisms, decoupling mechanisms, and lost margin recovery. Decoupling and lost margin recovery mechanisms are considered alternative revenue programs, which are excluded from the scope of the new revenue standard. Revenues from alternative revenue programs are not material to any reporting period. Customers are billed monthly and payment terms, set by the regulator, require payment within a month of billing. The Utility Group's revenues are not subject to significant returns, refunds, or warranty obligations.

In the following table, Utility Group revenue is disaggregated by customer class.

(In millions)	Three Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2018
Gas Utility Services
Residential	$80.9	$400.9
Commercial	23.7	136.4
Industrial	15.6	56.1
Other	1.9	7.3
Total Gas Utility Services	$122.1	$600.7

Electric Utility Services
Residential	$63.1	$163.5
Commercial	40.3	112.1
Industrial	43.3	121.7
Other	13.3	40.1
Total Electric Utility Services	$160.0	$437.4

Infrastructure Services
Infrastructure Services provides underground pipeline construction and repair services. The duration of the contracts is generally less than one year and consist of fixed price, unit, and time and material customer contracts. Under unit or time and material contracts, the Company performs construction and repair services under specific work-orders at prices established by master service agreements. The performance obligation is defined at the work-order level. These services are billed to customers monthly or more frequently for work completed based on units completed or time and material cost incurred, and generally require payment within 30 days of billing. The Company has the right to consideration from customers in an amount that corresponds directly with the performance obligation satisfied, and therefore recognizes revenue at a point in time in the amount to which it has the right to invoice, which results in Accrued unbilled revenues at the end of each accounting period. Under fixed price contracts, the Company performs larger scale construction and repair services. Each contract is typically viewed as a single performance obligation. Services performed under fixed price contracts are typically billed per the terms of the contract, which can range from completion of specific milestones or scheduled billing intervals. Billings occur monthly or more frequently for work completed, and generally require payment within 30 days of billing. Revenue for fixed price contracts are recognized over time as control is transferred using the input method, considering costs incurred relative to total expected cost. Total expected cost is therefore a significant judgment affecting the amount and timing of revenue recognition. Infrastructure Services' revenues are not subject to significant returns, refunds, or warranty obligations.

The following table disaggregates Infrastructure Services revenue by type of contract and timing of transfer of control:

(In millions)	Three Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2018
Revenue
Unit or time and material (point in time)	$167.4	$451.2
Fixed price (over time)	139.8	270.7
Total Infrastructure Services	$307.2	$721.9

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

The following table disaggregates Energy Services revenue by type of performance obligation:

(In millions)	Three Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2018
Revenue
Construction	$69.6	$190.3
Operations and maintenance and other	7.1	20.8
Total Energy Services	$76.7	$211.1

Nonutility Contract Balances
When the timing of the Company’s delivery of nonutility service is different from the timing of the payments made by customers and when the right to consideration is conditioned on something other than the passage of time, the Company recognizes either a contract asset (performance precedes billing) or a contract liability (customer payment precedes performance). Those customers that prepay are represented by contract liabilities until the performance obligations are satisfied. The Company’s contract liabilities are included in Accrued Liabilities in the Condensed Consolidated Balance Sheets. The Company’s contract liabilities primarily relate to contracts in the Energy Services segments where revenue is recognized using the input method. The Company did not have contract assets as of January 1, 2018 or September 30, 2018.

The opening and closing balances of the Company's accounts receivable, accrued unbilled revenue, and contract liabilities are as follows:

(In millions)	Accounts Receivable	Accrued Unbilled Revenues	Contract Liabilities
Opening (01/01/2018)	$262.9	$200.1	$38.3
Closing (09/30/2018)	230.5	156.2	34.1
Increase/(decrease)	$(32.4)	$(43.9)	$(4.2)

The amount of revenue recognized in the nine month period ending September 30, 2018 that was included in the opening contract liability was $38.2 million. The difference between the opening and closing balances of the company’s contract liabilities primarily results from the timing difference between the Company’s performance and the customer’s payment.

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

(In millions)	Rolling 12 Months	Thereafter	Total
Revenue expected to be recognized on contracts in place as of September 30, 2018:
Energy Services - operations and maintenance	$32.5	$388.1	$420.6
Energy Services - construction	159.6	59.4	219.0
Infrastructure Services - fixed price (bid)	104.8	—	104.8
Total	$296.9	$447.5	$744.4

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

The following table illustrates the basic and dilutive EPS calculations for the periods presented in these financial statements.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share data)	2018	2017	2018	2017
Numerator:
Reported net income (Numerator for Basic and Diluted EPS)	$50.4	$61.9	$136.1	$154.8
Denominator:
Weighted-average common shares outstanding (Denominator for Basic and Diluted EPS)	83.1	83.0	83.1	83.0

Basic and Diluted EPS	$0.61	$0.75	$1.64	$1.87

For the three and nine months ended September 30, 2018 and 2017, all equity based instruments were dilutive and immaterial.

5.	Excise & Utility Receipts Taxes

Excise taxes and a portion of utility receipts taxes are included in rates charged to customers. Accordingly, the Company records these taxes billed to customers, which totaled $5.4 million and $5.3 million in the three months ended September 30, 2018 and 2017, respectively, as a component of operating revenues. During the nine months ended September 30, 2018 and 2017, these taxes totaled $22.2 million and $20.2 million, respectively. Expenses associated with excise and utility receipts taxes are recorded as a component of Taxes other than income taxes.

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

	Three Months Ended
	September 30,
	Pension Benefits		Other Benefits
(In millions)	2018	2017	2018	2017
Service cost	$1.7	$1.6	$0.1	$0.1
Interest cost	3.2	3.4	0.3	0.4
Expected return on plan assets	(5.3)	(5.3)	—	—
Amortization of prior service cost	0.2	0.1	(0.5)	(0.6)
Amortization of actuarial loss	2.1	1.9	—	—
Settlement charge	—	—	—	—
Net periodic cost (benefit)	$1.9	$1.7	$(0.1)	$(0.1)

	Nine Months Ended
	September 30,
	Pension Benefits		Other Benefits
(In millions)	2018	2017	2018	2017
Service cost	$5.1	$4.8	$0.2	$0.2
Interest cost	9.6	10.3	1.0	1.2
Expected return on plan assets	(15.9)	(15.8)		—
Amortization of prior service cost	0.4	0.3	(1.6)	(1.8)
Amortization of actuarial loss	6.3	5.6	—	—
Settlement charge	—	1.9	—	—
Net periodic cost (benefit)	$5.5	$7.1	$(0.4)	$(0.4)

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

The ASU requires retrospective presentation of the service and non-service costs components in the income statement and prospective application regarding the capitalization of only the service cost component of net benefit costs. The Company has adopted the guidance effective January 1, 2018. In the three and nine month periods ended September 30, 2017, ($0.2) million and $1.0 million, respectively, was retroactively adjusted, increasing Other operating and Other income - net in the Condensed Consolidated Statements of Income in the three month period and decreasing in the nine month period. The Company expects the guidance to have an immaterial impact to the Company's financial statements on an ongoing basis.

Employer Contributions to Qualified Pension Plans
In the nine months ended September 30, 2018, the Company has made $3.5 million in contributions to its qualified pension plans.

7.	Supplemental Cash Flow Information

As of September 30, 2018 and December 31, 2017, the Company has accruals related to utility and nonutility plant purchases totaling approximately $40.3 million and $28.6 million, respectively.

8.    Investment in ProLiance Holdings, LLC

The Company has an investment in ProLiance Holdings, LLC (ProLiance), an affiliate of the Company and Citizens Energy Group (Citizens). Much of the ProLiance business was sold on June 18, 2013 when ProLiance exited the natural gas marketing business through the disposition of certain of the net assets of its energy marketing business, ProLiance Energy, LLC. The Company's remaining investment in ProLiance relates primarily to an investment in LA Storage, LLC (LA Storage). Consistent with its ownership percentage, the Company is allocated 61 percent of ProLiance’s profits and losses; however, governance and voting rights remain at 50 percent for each member; and therefore, the Company accounts for its investment in ProLiance using the equity method of accounting. The Company's remaining investment at September 30, 2018, shown at its 61 percent ownership share of the individual net assets of ProLiance, is as follows:

(In millions)	As of
September 30, 2018
Cash	$0.2
Investment in LA Storage	4.9
Total Investment in ProLiance	$5.1
Included in:
Investments in unconsolidated affiliates	$0.7
Other nonutility investments	$4.4

LA Storage, LLC Storage Asset Investment
ProLiance Transportation and Storage, LLC (PT&S), a subsidiary of ProLiance, and Sempra Energy International (SEI), a subsidiary of Sempra Energy (SE), through a joint venture, have a 100 percent interest in a development project for salt-cavern natural gas storage facilities known as LA Storage. PT&S is the minority member with a 25 percent interest, which it accounts for using the equity method. On June 27, 2018, SE announced a plan to divest of certain natural gas storage assets and recorded an impairment charge related to the assets held for sale and other storage assets, such as LA Storage. As a result of SE's impairment of the LA Storage investment and the resulting charge recorded at Proliance, the Company recorded a $17.7 million charge to Equity in (losses) of unconsolidated affiliates in the three months ended June 30, 2018. The Company's remaining investment in Proliance is supported by the Company's share of the estimated fair value of LA Storage's land. As of September 30, 2018 and December 31, 2017, ProLiance's investment in the joint venture was $8.0 million and $36.8 million, respectively.

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

The Company's gas and electric utilities currently recover corporate income tax expense in approved rates charged to customers. The IURC and the PUCO both issued orders which initiated proceedings to investigate the impact of the TCJA on utility companies and customers within each state. In addition, both Commissions have ordered each utility to establish regulatory assets and liabilities to record all estimated impacts of tax reform starting January 1, 2018. The Company is complying with both orders. As of September 30, 2018, the Company has established $35.7 million in liabilities associated with the rate impacts of tax reform, including $5.2 million in Regulatory Liabilities and $30.5 million in Accrued Liabilities.

In Indiana, an order was issued by the IURC on February 16, 2018, outlining the process the utility companies are to follow. In accordance with the order, the Company filed March 26, 2018 for proposed changes to its rates and charges to consider the impact of the lower corporate federal income tax rate. The IURC approved an initial reduction to the Company’s current rates and charges, effective June 1, 2018, to capture the immediate impact of the lower corporate federal income tax rate. Also, on June 1, 2018, a settlement agreement, reached between the Company, the Indiana Office of the Utility Consumer Counselor (OUCC), and a coalition of industrial customers, was filed with the IURC. The settlement agreement resolves all the proposed changes to rates as a result of the TCJA, specifically regarding the refund of excess deferred taxes and the refund of the regulatory liabilities established starting January 1, 2018. The IURC issued an order on August 29, 2018 approving the settlement agreement. The refund of excess deferred taxes and regulatory liabilities will commence in November 2018 for the Company’s Indiana electric customers and in January 2019 for the Company’s Indiana gas customers.

In Ohio, on October 24, 2018, the PUCO issued an Order requiring all utilities to file by January 1, 2019 for a request to adjust rates to reflect the impact of the TCJA. In compliance with this Order and consistent with VEDO comments submitted within this proceeding, VEDO will make a filing later this year to address its proposal for the refund of TCJA impacts, with a request to consolidate the proceeding with its pending base rate case filed on March 30, 2018.

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

Prior to the call, the 2013 Series A Notes had an interest rate of 4.0% and the 2013 Series B Notes had an interest rate of 4.05%.  The bonds converted to a variable rate based on the one-month LIBOR through May 1, 2023.

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

These bonds also have a variable interest rate based on the one-month LIBOR through May 1, 2023.

The Company, through SIGECO, executed forward starting interest rate swaps during 2017 providing that on January 1, 2020, the Company will begin hedging the variability in interest rates on the 2013 Series A, B, and E Notes through final maturity dates. The swaps contain customary terms and conditions and generally provide offset for changes in the one-month LIBOR rate. Other interest rate variability that may arise through the Bond Purchase and Covenants Agreement, such as variability caused by changes in tax law or SIGECO’s credit rating, among others, may result in an actual interest rate above or below the anticipated fixed rate. Regulatory orders require SIGECO to include the impact of its interest rate risk management activities, such as gains and losses arising from these swaps, in its cost of capital utilized in rate cases and other periodic filings.

Term Loans
On July 30, 2018, Utility Holdings closed a two-year term loan with two banking partners. The term loan agreement provided for a $250 million draw at closing and $50 million on or prior to December 31, 2018. Proceeds from the term loan have been utilized to pay a $100 million August 1, 2018, debt maturity and for general utility purposes. The term loan’s interest rate is currently priced at one-month LIBOR, plus a credit spread, which is subject to change based on changes in Utility Holdings’ credit rating. A change in credit rating would add approximately 10 basis points, per rating notch, to the existing rate. In addition, the term loan contains a provision that should Utility Holdings or any of its subsidiaries execute certain capital market transactions, and subject to certain other conditions, the outstanding balance is subject to mandatory prepayment. The term loan is jointly and severally guaranteed by Utility Holdings' wholly-owned operating companies, SIGECO, Indiana Gas, and VEDO.

On September 14, 2018, Vectren Capital Corporation (Vectren Capital), which funds short-term and long-term financing needs of the Nonutility Group and corporate operations, closed a two-year term loan with one banking partner. This term loan agreement provided for a $50 million draw at closing and $150 million on or prior to March 31, 2019. Proceeds from the term loan have been utilized for general corporate purposes. The term loan’s interest rate is priced at one-month LIBOR, plus a credit spread. In addition, the Vectren Capital term loan contains the same provision stipulating that should the Company or any of its subsidiaries execute certain capital market transactions, and subject to certain other conditions, the outstanding balance is subject to mandatory prepayment. The loan also contains a $50 million accordion feature. The term loan is jointly and severally guaranteed by Vectren Corporation.

As of September 30, 2018, the Company has received term loan proceeds of $300 million ($250 million at Utility Holdings and $50 million at Vectren Capital) and has remaining firm commitments from banking partners of $200 million ($50 million at Utility Holdings and $150 million at Vectren Capital). The remaining draws will be used for general utility purposes and to refund a March 19, 2019 $60 million debt maturity at Vectren Capital.

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

The Merger will represent an event of default pursuant to the Company's two short-term credit facilities. Upon closing of the merger, CenterPoint will fund the obligations associated with these credit facilities.

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

Specific to ESG's role as a general contractor in the performance contracting industry, at September 30, 2018, there were 56 open surety bonds supporting future performance. The average face amount of these obligations is $8.7 million, and the largest obligation has a face amount of $41.9 million. The maximum exposure from these obligations is limited to the level of uncompleted work and further limited by bonds issued to ESG by various contractors. At September 30, 2018, approximately 25 percent of work was yet to be completed on projects with open surety bonds. A significant portion of these open surety bonds will be released within one year. In instances where ESG operates facilities, project guarantees extend over a longer period. In addition to its performance obligations, ESG also warrants the functionality of certain installed infrastructure generally for one year and the associated energy savings over a specified number of years.

Based on a history of meeting performance obligations and installed products operating effectively, no liability or cost has been recognized for the periods presented as the Company assesses the likelihood of loss as remote. Since inception, ESG has paid a de minimis amount on energy savings guarantees.

Corporate Guarantees & Other Support
The Company issues parent level guarantees to certain vendors and customers of its wholly owned subsidiaries. These guarantees do not represent incremental consolidated obligations; but rather, represent guarantees of subsidiary obligations to allow those subsidiaries the flexibility to conduct business without posting other forms of collateral. At September 30, 2018, parent level guarantees support a maximum of $444 million of ESG’s performance commitments, warranty obligations, project guarantees, and energy savings guarantees. Given the infrequent occurrence of any performance shortfalls historically on any of these commitments, no reserve for a potential liability has been deemed warranted.

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

The Company issues letters of credit that support consolidated operations. At September 30, 2018, letters of credit outstanding total $22 million.

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

Litigation Related to the Merger
As of November 6, 2018, seven purported Company shareholders have filed lawsuits under the federal securities laws in the United States District Court for the Southern District of Indiana challenging the adequacy of the disclosures made in the Company's proxy statement in connection with the Merger. These cases are captioned Kuebler v. Vectren Corp., et al., Case No. 3:18-cv-00113-RLY-MPB (S.D. Ind.) (the “Kuebler Action”), Danigelis v. Vectren Corp., et al., Case No. 3:18-cv-00114-RLY-MPB (S.D. Ind.) (the “Danigelis Action”), Scarantino v. Vectren Corp., et al., Case No. 3:18-cv-00115-RLY-MPB (S.D. Ind.) (the “Scarantino Action”), Stein v. Vectren Corp., et al., Case No. 3:18-cv-00117-RLY-MPB (S.D. Ind.) (the “Stein Action”), Nisenshal v. Vectren Corp., et al., Case No. 3:18-cv-00121-RLY-MPB (S.D. Ind.) (the “Nisenshal Action”), VonSalzen v. Vectren Corp., et al., Case No. 3:18-cv-00122-RLY-MPB (S.D. Ind.) (the “VonSalzen Action”), and Kent v. Vectren Corp., et al., Case No. 1:18-cv-02263-SEB-TAB (S.D. Ind.) (the “Kent Action,” referred to together with the preceding actions, as the "Actions"). The Kuebler Action, the Danigelis Action, the Scarantino Action, the Nisenshal Action, and the Kent Action are asserted on behalf of putative classes of Company shareholders, while the Stein Action and the VonSalzen Action are brought only on behalf of their respective named plaintiffs.

The Actions allege violations of Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder based on various alleged omissions of material information from this proxy statement. The Kuebler Action, the Danigelis Action, the Stein Action, and the Nisenshal Action name as defendants the Company and each of its directors, individually, and seek to enjoin the Merger (or, in the alternative, rescission or an award of rescissory damages in the event the Merger is completed), damages, and an award of costs and attorneys’ and expert fees. The Scarantino Action and Kent Action also name as defendants the Company and each of its directors, individually, and seek to enjoin the Merger  (or, in the alternative, rescission or an award of rescissory damages in the event the Merger is completed), to compel the directors to issue a revised proxy statement, a declaration that the defendants violated Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, and an award of costs and attorneys’ and expert fees, and damages. The VonSalzen Action also names as defendants the Company and each of its directors, individually, and seeks to enjoin the Merger (or, in the alternative, rescission or an award of rescissory damages in the event the Merger is completed), a declaration that the proxy statement is materially false or misleading, to compel the directors to account for damages, profits, and any special benefits obtained, and an award of costs and attorneys’ and expert fees, and damages.

On July 10, 2018, the plaintiffs in the Kuebler Action and in the Danigelis Action filed motions for preliminary injunctions seeking to enjoin the Company from consummating the Merger. On August 10, 2018, the court consolidated the Actions and appointed a group as interim lead plaintiff.  On August 22, 2018, the court denied interim lead plaintiffs’ preliminary injunction, which sought to halt the Vectren shareholder vote on the Vectren Merger.

Vectren and the Vectren director defendants filed a motion to dismiss on August 15, 2018. On September 4, 2018, the court entered the parties’ stipulation that the interim lead plaintiff group is under no obligation to oppose or otherwise respond to the motion to dismiss. Instead, under the stipulation, the lead plaintiff shall file a consolidated amended complaint or designate an operative complaint within thirty (30) days of the entry appointing lead plaintiff and lead counsel, and once the lead plaintiff files a consolidated amended complaint or designates an operative complaint, the case will proceed, as it ordinarily would, under the Federal Rules of Civil Procedure and the Local Rules for the Southern District of Indiana. On September 4, 2018, interim plaintiffs filed a motion for appointment as lead plaintiffs and approval of their selection of counsel as lead counsel. On September 28, 2018, the court granted the interim plaintiffs’ motion for appointment and ordered lead plaintiffs to file a consolidated amended complaint or designate an operative complaint within thirty (30) days of the entry in accordance with the court’s September 4, 2018 entry of the parties’ stipulation.

On October 29, 2018, lead plaintiffs filed an amended consolidated complaint asserting claims under Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder based on various alleged omissions of material information from the final proxy statement.  Plaintiffs seek compensatory and/or rescissory damages and an award of costs and attorneys’ and expert fees.

The Company believes that these complaints are without merit and cannot predict the outcome of or estimate the possible loss or range of loss from these matters.

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

Indiana Senate Bill 560 (Senate Bill 560) supplements Senate Bill 251 described above, and provides for cost recovery outside of a base rate proceeding for projects that either improve electric and gas system reliability and safety or are economic development projects that provide rural areas with access to gas service. Provisions of the legislation require, among other things, requests for recovery including a seven-year project plan. Once the plan is approved by the IURC, 80 percent of such costs are eligible for current recovery using a periodic rate adjustment mechanism. Recoverable costs include a return on the investment that reflects the current capital structure and associated costs, except for the rate of return on equity, which remains fixed at the rate determined in the Company's last base rate case. Recoverable costs also include recovery of depreciation and other operating expenses. The remaining 20 percent of project costs are deferred for future recovery in the utility’s next general rate case, which must be filed before the expiration of the seven-year plan. The adjustment mechanism is capped at an annual increase in retail revenues of not more than two percent.

Ohio House Bill 95 (House Bill 95) permits a natural gas utility to apply for recovery of much of its capital expenditure program. This legislation also allows for the deferral of costs, such as depreciation, property taxes, and debt-related post-in-service carrying costs until recovery is approved by the PUCO.

Requests for Recovery under Indiana Regulatory Mechanisms
In August 2014, the IURC issued an Order approving the Company’s seven-year capital infrastructure replacement and improvement plan (the Plan), beginning in 2014, and the proposed accounting authority and recovery. Compliance projects and other infrastructure improvement projects were approved pursuant to Senate Bill 251 and 560, respectively. As provided in the statutes, the Order approved semi-annual filings for rate recovery of 100 percent of the costs, inclusive of return, related to these capital investments and operating expenses, with 80 percent of the costs, including a return, recovered currently via an approved tracking mechanism and 20 percent of the costs deferred and recovered in the Company’s next base rate proceeding. In addition, the Order established guidelines to annually update the seven-year capital investment plan. Finally, the Order approved the Company’s proposal to recover eligible costs assigned to the residential customer class via a fixed monthly charge per residential customer.

Since this August 2014 Order, the Company has received eight semi-annual orders which approved the inclusion in rates of approximately $563 million of approved capital investments through December 31, 2017.

On June 20, 2018, the Indiana Supreme Court issued an opinion (Opinion) in an appeal of an IURC order under Indiana Senate Bill 560 for a utility unrelated to the Company. In this Opinion, the Court determined that one of the programs within that utility’s approved plan did not constitute a “designated” capital improvement because the individual projects within the program were not specifically set forth in the approved seven-year plan, and, instead were designated later based on subsequently developed information. The IURC had previously approved the program and thereby allowed individual projects under the program to be designated in the future and that action was then appealed by intervenors in the TDSIC proceeding. The Company has evaluated the opinion's potential application to the Company’s Plan. The Company believes the ruling is limited to prospective projects that have not previously been designated and approved in final orders issued in the TDSIC process. The Company has determined that TDSIC projects in the service replacement plan category do not constitute a designated capital improvement, and therefore as a result of the Opinion is removing the associated projects that were not previously the subject of final orders, totaling approximately $40 million over the remaining term of the plan. Such projects are still eligible for recovery in a future base rate case. The Company does not expect a resulting material impact to results of operations or cash flow from operations.

On October 1, 2018, the Company submitted its ninth semi-annual filing, seeking approval of the recovery in rates of investments made through June 30, 2018, and updates to the approved seven-year capital investment plan. The updated plan reflects capital expenditures of approximately $955 million. The Company expects an order in this proceeding in early 2019.

At September 30, 2018 and December 31, 2017, the Company has regulatory assets related to the Plan totaling $92.3 million and $78.0 million, respectively.

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

Ohio Recovery and Deferral Mechanisms
The PUCO Order approving the Company's 2009 base rate case in the Ohio service territory authorized a distribution replacement rider (DRR). The DRR's primary purpose is recovery of investments in utility plant and related operating expenses associated with replacing bare steel and cast iron pipelines, as well as certain other infrastructure investments. This rider is updated annually for qualifying capital expenditures and allows for a return on those capital expenditures based on the rate of return approved in the 2009 base rate case. In addition, deferral of depreciation and the ability to accrue debt-related post-in-service carrying costs is also allowed until the related capital expenditures are included in the DRR. The Order also initially established a prospective bill impact evaluation on the annual deferrals. On February 19, 2014, the PUCO issued an Order approving a Stipulation entered into by the PUCO Staff and the Company which provided for the extension of the DRR for the recovery of costs incurred through 2017 and expanded the types of investment covered by the DRR to include recovery of certain other infrastructure investments. The Order limits the resulting DRR fixed charge per month for residential and small general service customers to specific graduated levels through 2017. The capital expenditure plan is subject to the graduated caps on the fixed DRR monthly charge applicable to residential and small general service customers approved in the Order. In the event the Company exceeds these caps, amounts in excess can be deferred for future recovery. The Order also approved the Company's commitment that the DRR can only be further extended as part of a base rate case. In the Company's base rate case, it requested extension to include investments made starting 2018 through completion of the program, currently estimated at 2023. In total, the Company has made capital investments on projects that are now in-service under the DRR totaling $353.1 million as of September 30, 2018, of which $321.1 million has been approved for recovery under the DRR through December 31, 2017. Regulatory assets associated with post-in-service carrying costs and depreciation deferrals were $36.5 million and $31.2 million at September 30, 2018 and December 31, 2017, respectively.

The PUCO has also issued Orders approving the Company's filings under Ohio House Bill 95. These Orders approve deferral of the Company’s Ohio capital expenditure program for items not covered by the DRR as well as expenditures necessary to comply with PUCO rules, regulations, orders, and system expansion to some new customers. Ohio House Bill 95 Orders also established a prospective bill impact evaluation on the cumulative deferrals, limiting the total deferrals at a level which would equal $1.50 per residential and small general service customer per month. The Company has requested recovery of these deferrals through December 31, 2017 in its rate case, along with a mechanism to recover future Ohio House Bill 95 deferrals. At September 30, 2018 and December 31, 2017, the Company has regulatory assets totaling $90.1 million and $66.1 million, respectively, associated with the deferral of depreciation, post-in-service carrying costs, and property taxes. On May 1, 2018, the Company submitted its most recent annual report required under its House Bill 95 Order. This report covers the Company's capital expenditure program through calendar year 2017.

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

On October 1, 2018, the PUCO staff filed its report of its audit in this proceeding, including recommendations for a revenue increase between $12 million and $16 million. Much of the reduction relates to periodic recovery mechanism versus base rate method of cost recovery, a reduction to the requested ROE, and a reduction to certain operating expenses. Staff was supportive of the continuation of the DRR and the expansion of straight-fixed-variable rate design to small commercial customers. The Company and other parties filed objections to the Staff report adjustments on October 31, 2018, and the Company will file supplemental testimony in early November 2018, continuing to support its filed position. The Commission has set the procedural schedule in this proceeding, with a prehearing conference scheduled for November 15, 2018, followed by three field hearings to occur in November and an evidentiary hearing to begin on December 4, 2018. The Company expects an order by early 2019.

Pipeline and Hazardous Materials Safety Administration (PHMSA)
In March 2016, PHMSA published a notice of proposed rulemaking (NOPR) on the safety of gas transmission and gathering lines. The proposed rule addresses many of the remaining requirements of the 2011 Pipeline Safety Act, with a focus on extending integrity management rules to address a much larger portion of the natural gas infrastructure and adds requirements to address broader threats to the integrity of a pipeline system. The Company continues to evaluate the impact these proposed rules will have on its integrity management programs and transmission and distribution systems. Progress on finalizing the rule continues to work through the administrative process. The rule is expected to be finalized in 2019 and the Company believes the costs to comply with the new rules would be considered federally mandated and therefore should be recoverable under Senate Bill 251 in Indiana and eligible for deferral under House Bill 95 in Ohio.

13. Electric Rate & Regulatory Matters

Electric Requests for Recovery under Senate Bill 560
The provisions of Senate Bill 560, as described in Note 12 for gas projects, are the same for qualifying electric projects. On February 23, 2017, the Company filed for authority to recover costs related to its electric system modernization plan, using the mechanism allowed under Senate Bill 560. The electric system modernization plan includes investments to upgrade portions of the Company’s network of substations, transmission and distribution systems, to enhance reliability and allow the grid to accept advanced technology to improve the information and service provided to customers.

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

On May 23, 2018, the IURC issued an order (May 2018 order) for the second semi-annual filing approving the inclusion in rates of investments made from May 2017 through October 2017. Through the May 2018 order, approximately $31 million of the approved capital investment plan has been incurred and approved for recovery.

On August 1, 2018, the Company submitted its third semi-annual filing, seeking approval of the recovery in rates of approximately $58 million through April 2018.

On June 20, 2018, the Indiana Supreme Court issued an opinion (Opinion) in an appeal of an IURC order under Indiana Senate Bill 560 for a utility unrelated to the Company. In this Opinion, the Court determined that one of the programs within that utility’s approved plan did not constitute a “designated” capital improvement because the individual projects within the program were not specifically set forth in the approved seven-year plan, and, instead were designated later based on subsequently developed information. The IURC had previously approved the program and thereby allowed individual projects under the program to be designated in the future and that action was then appealed by intervenors in the TDSIC proceeding. The Company has evaluated the opinion’s potential application of the Company’s Plan. The Company believes the ruling is limited to prospective projects that have not previously been designated and approved in final orders issued in the TDSIC process. The Company has determined that TDSIC projects in the pole replacement plan category that weren't previously the subject of final orders, totaling approximately $35 million, do not constitute a designated capital improvement eligible for recovery given this Opinion. As the Company has the ability under the electric plan to substitute projects with other approved projects within defined annual cost caps, the Company does not expect this Opinion to impact the total amount of the approved plan, and therefore does not expect a resulting material impact to results of operations or cash flow from operations. The Company removed the projects from the plan in accordance with the Opinion when it filed its third semi-annual TDSIC proceeding on August 1, 2018.

As of September 30, 2018 and December 31, 2017, the Company has regulatory assets related to the Electric TDSIC plan totaling $5.1 million and $4.3 million, respectively.

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

As of 2017, the Company has completed investments of $30 million on equipment to control mercury in both air and water emissions, and $40 million to address the issues raised in the NOV. The Order approved the Company’s request for deferred accounting treatment, as supported by provisions under Indiana Senate Bill 29 and Senate Bill 251. The accounting treatment includes the deferral of depreciation and property tax expense related to these investments, accrual of post-in-service carrying costs, and deferral of incremental operating expenses related to compliance with these standards. The initial phase of the projects went into service in 2014, with the remaining investment going into service in 2016. As of September 30, 2018, the Company has approximately $17.0 million deferred related to depreciation and operating expenses, and $6.1 million deferred related to post-in-service carrying costs. MATS compliance was required beginning April 16, 2015 and the Company continues to operate in full compliance with the MATS rule.

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

For the nine months ended September 30, 2018 and 2017, the Company recognized electric utility revenue of $9.1 million and
$8.7 million, respectively, associated with lost margin recovery approved by the Commission.

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

The Company has reflected these results in its financial statements. As of September 30, 2018, the Company had invested approximately $157.7 million in qualifying projects. The net plant balance for these projects totaled $130.9 million at September 30, 2018.

On April 14, 2017, the U.S. Court of Appeals for the District of Columbia circuit vacated the FERC Opinion in a prior case that established a new methodology for calculating ROE. This methodology was utilized in the final order in the Company's first complaint case, and the initial decision in the Company's second complaint case. The Appeals Court stated that FERC did not prove the existing ROE was not just and reasonable, failed to provide any reasoned basis for their selected ROE, and remanded to the FERC for further justification of its ROE calculation. On October 16, 2018, FERC issued an order in the case establishing a modified ROE calculation framework. The Company is evaluating the order to determine impacts, if any, on the Company's complaint cases, but does not expect any impact to be material.

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

On August 10, 2018, most of the intervening parties filed direct testimony opposing the Company’s proposed generation investments, and an evidentiary hearing has been completed. The Company continues to support the proposed investments and expects an order from the Commission in the CPCN proceeding in the first half of 2019.

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

On February 20, 2018, the Company announced it is finalizing details to install an additional 50 MW of universal solar energy, consistent with its IRP. On May 4, 2018, the Company filed a petition with the IURC requesting a CPCN authorizing construction and authority to recover costs associated with the project pursuant to Senate Bill 29. On September 5, 2018, the intervening parties filed testimony opposing the investment, and on September 18, 2018 the Company filed its rebuttal testimony in response. On October 10, 2018, a settlement agreement between all but one of the intervening parties and Vectren was filed. The settlement agreement provides for a rate recovery approach whereby the energy produced by the solar farm would be recovered via a fixed rate over the life of the investment. The settlement is now pending before the Commission, with an evidentiary hearing scheduled for November 19, 2018. The Company would expect an order in the first half of 2019.

Other Generation Developments
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
Following the publication of the draft DOE memorandum, the President publicly called for immediate action by the DOE. To date, the DOE has not publicly acted, including finalizing the draft memorandum and indicating facilities that would be eligible for these temporary subsidy payments or how they would be funded. At this time, the Company does not believe this activity will have any impact on its pending request for authorization from the IURC to construct a combined cycle gas turbine to serve the requirements of the Company’s electric utility system. Absent further information, the impact to electric customers and power generator owners is unknown.

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

In furtherance of the Company’s commitment to a sustainable business model, and as detailed further below, the Company is transitioning its electric generation portfolio from nearly total reliance on baseload coal to a fully diversified and balanced portfolio of fuels that will provide long term electric supply needs in a safe and reliable manner while dramatically lowering emissions of carbon and the carbon intensity of its electric generating fleet. If authorized by the Commission, by 2024 the Company plans to construct a new natural gas combined cycle generating facility to replace four coal-fired units totaling over 700 MWs which, when combined with its planned 54 MWs of new renewable generation, will achieve a 60 percent reduction in carbon emissions from 2005 levels and reduce carbon intensity to 980 lbs CO2 / MMBTU and position the Company to comply with future carbon emission reduction requirements. In addition to diversification of its fuel portfolio, the Company is also seeking authorization to significantly upgrade wastewater treatment for its remaining coal-fired unit and exploring opportunities to continue to recycle ash from its coal ash ponds. This generation diversification strategy aligns with the Company’s ongoing investments in new electric infrastructure through the approved $446.5 million grid modernization program, and is set forth in more detail in the Company’s 2017 corporate sustainability report.

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

Coal Ash Waste Disposal, Ash Ponds and Water

Coal Combustion Residuals Rule
In April 2015, the EPA finalized its Coal Combustion Residuals (CCR) rule which regulates ash as non-hazardous material under Subtitle D of the Resource Conservation and Recovery Act (RCRA). The final rule allows beneficial reuse of ash and the majority of the ash generated by the Company’s generating plants will continue to be reused. As it relates to the CCR Rule, the Water Infrastructure Improvements for the Nation (WIIN) Act was passed in December 2016 by Congress that would provide for enforcement of the federal program by states under approved state programs rather than citizen suits. Additionally, aspects of the CCR rule are currently being challenged by multiple parties in judicial review proceedings. In August 2017, the EPA issued guidance to states to clarify their ability to implement the Federal CCR rule through state permit programs as allowed in the WIIN Act legislation. Alternative compliance mechanisms for groundwater, corrective action and other areas of the rule could be granted under the regulatory oversight of a state enforced program. On September 14, 2017, the EPA announced its intent to reconsider portions of the Federal CCR rule in line with the guidance issued to states. On July 17, 2018, EPA released its final CCR rule phase I reconsideration which extends for two years, from October 31, 2018 to October 31, 2020, the deadline for ceasing placement of ash in ponds that exceed groundwater protections standards or fails to meet location restrictions. The Company does not anticipate the reconsideration to change its current plans for pond closure as announced in its generation transition plan, since closure dates were not dependent upon the original October 2018 compliance date. While the state program development and EPA reconsideration move forward, the existing CCR compliance obligations remain in effect. On August 21, 2018, the U.S. Court of Appeals for the D.C. Circuit issued an opinion in the underlying judicial review litigation, agreeing largely with the environmental challengers by vacating and remanding provisions of the 2015 rule that allowed unlined ash ponds to receive coal ash until a leak is detected and exempted inactive “legacy” impoundments. This decision effectively undercuts further attempts by EPA to make the rule less stringent on reconsideration.

Under the existing CCR rule, the Company is required to complete a series of integrity assessments, including seismic modeling given the Company’s facilities are located within two seismic zones, and groundwater monitoring studies to determine the remaining service life of the ponds and whether a pond must be retrofitted with liners or closed in place, with bottom ash handling conversions completed. In late 2015, using general utility industry data, the Company prepared cost estimates for the retirement of the ash ponds at the end of their useful lives, based on its interpretation of the closure alternatives contemplated in the final rule. The resulting estimates ranged from approximately $35 million to $80 million. These estimates contemplated final capping and monitoring costs of the ponds at both F.B. Culley and A.B. Brown generating stations. These rules are not applicable to the Company's Warrick generating unit, as this unit has historically been part of a larger generating station that predominantly serves an adjacent industrial facility. In March 2018, the Company posted to its public website a first report of preliminary groundwater monitoring data in accordance with the requirements of the CCR rule. This data preliminarily suggests potential groundwater impacts very close to the Company's ash impoundments, and further analysis is ongoing; however, at this time the Company does not believe that there are any impacts to public or private drinking water sources. The CCR rule requires that companies complete location restriction determinations by October 18, 2018. The Company has completed its evaluation under the rule and determined that one F.B. Culley pond and one A.B. Brown pond fail the aquifer placement location restriction requiring that ash cannot be disposed within five feet of the uppermost groundwater aquifer. The Company will be required to cease disposal and commence closure of the ponds by October 31, 2020. The Company plans to seek the extensions available under the CCR rule that would allow the Company to continue to use the ponds through completion of the generation transition plans by December 31, 2023.

Since 2015, the Company continues to refine site specific estimates and now estimates the costs to be in the range of $45 million to $135 million. Significant factors impacting the resulting cost estimates include the closure time frame and the method of closure. Current estimates contemplate complete removal under the assumption of beneficial reuse of the ash at A. B. Brown, as well as implications of the Company’s generation transition plan. Ongoing analysis, the continued refinement of assumptions, or the inability to beneficially reuse the ash, either from a technological or economical perspective, could result in estimated costs in excess of the current range.

As of September 30, 2018, the Company has recorded an approximate $40 million asset retirement obligation (ARO). The recorded ARO reflects the present value of the approximate $45 million in estimated costs in the range above. These assumptions and estimations are subject to change in the future and could materially impact the amount of the estimated ARO.

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

At the time of ELG finalization, the wastewater discharge permit for the A.B. Brown power plant had an expiration date of October 2016 and, for the F.B. Culley plant, a date of December 2016, and final renewals were issued by the Indiana Department of Environmental Management (IDEM) in February 2017 and March 2017, respectively. As part of the permit renewals, the Company requested alternate compliance dates for ELG, which were approved by IDEM. For plants identified in the Company’s IRP to be retired prior to December 31, 2023, the Company has requested those plants would not require new treatment technology, which was approved by IDEM provided the Company notifies IDEM of its intent to retire the unit within 30 days of the receipt of the order in the CPCN proceeding. For the F.B. Culley 3 plant, the Company requested a 2020 compliance date for dry bottom ash and 2023 compliance date for flue gas desulfurization wastewater, which was approved by IDEM and finalized in the permit renewal. Discussion of these environmental investments at the F.B. Culley 3 plant is included in the generation transition plan in Note 13.

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

On August 31, 2018, EPA published its proposed CPP replacement rule, the Affordable Clean Energy (ACE) rule, which if finalized, would require that each state set unit by unit heat rate performance standards, considering such factors as remaining useful life. Under the ACE rule, a state would have three years to finalize its program and the EPA would have 18 months to approve, making compliance likely in 2023-2024. Comments to the ACE proposal were due October 31, 2018. Vectren filed comments which largely support EPA's ACE proposal.

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

In addition to the federal programs, the United States and 194 other countries agreed by consensus to limit GHG emissions beginning after 2020 in the 2015 United Nations Framework Convention on Climate Change Paris Agreement. The United States has proposed a 26-28 percent GHG emission reduction from 2005 levels by 2025. The Administration has indicated it intends to withdraw the United States' participation; however, the Agreement provides that parties cannot petition to withdraw until November 2019. Since 2005 through 2017, the Company has achieved reduced emissions of CO2 by an average of 35 percent (on a tonnage basis), and will increase that total to 60 percent at the conclusion of its generation transition plan, well above the 32 percent reduction that would be required under the CPP. While the litigation and the EPA's reconsideration of the CPP rules remains uncertain, the Company will continue to monitor regulatory activity regarding GHG emission standards that may affect its electric generating units.

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

The Company has accrued the estimated costs for further investigation, remediation, groundwater monitoring, and related costs for the sites. While the total costs that may be incurred in connection with addressing these sites cannot be determined at this time, the Company has recorded cumulative costs that it has incurred or reasonably expects to incur totaling approximately $44.7 million ($23.9 million at Indiana Gas and $20.8 million at SIGECO). The estimated accrued costs are limited to the Company’s share of the remediation efforts and are therefore net of exposures of other potentially responsible parties (PRP).

With respect to insurance coverage, Indiana Gas has received approximately $20.8 million from all known insurance carriers under insurance policies in effect when these plants were in operation. Likewise, SIGECO has settlement agreements with all known insurance carriers and has received approximately $15.8 million of the expected $15.8 million in insurance recoveries.

The costs the Company expects to incur are estimated by management using assumptions based on actual costs incurred, the timing of expected future payments, and inflation factors, among others. While the Company’s utilities have recorded all costs which they presently expect to incur in connection with activities at these sites, it is possible that future events may require remedial activities which are not presently foreseen and those costs may not be subject to PRP or insurance recovery. As of September 30, 2018 and December 31, 2017, approximately $2.8 million and $2.5 million, respectively of accrued, but not yet spent, costs are included in Other Liabilities related to the Indiana Gas and SIGECO sites.

15.	Impact of Recently Issued Accounting Standards

Leases
In February 2016, the FASB issued new accounting guidance, ASU 2016-02, for the recognition, measurement, presentation, and disclosure of leasing arrangements. This ASU requires the recognition of lease assets and liabilities for those leases currently classified as operating leases while also refining the definition of a lease. In addition, lessees will be required to disclose key information about the amount, timing, and uncertainty of cash flows arising from leasing arrangements. This ASU is effective for the interim and annual reporting periods beginning January 1, 2019 and is required to be applied using a modified retrospective approach.

In January 2018, the FASB issued ASU No. 2018-01, allowing an entity to elect not to assess whether certain land easements are, or contain, leases when transitioning to the new lease standard.  The Company currently anticipates that it will apply the election under 2018-01 to its existing or expired land easements as part of its transition.

In July 2018, the FASB issued ASU 2018-11, providing entities an optional transitional relief method to apply ASU 2016-02 at the adoption date and to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.  The Company currently anticipates that it will apply the election under 2018-11 to its 2016-02 adoption.

The Company will adopt the guidance effective January 1, 2019 and is evaluating additional available practical expedients and the standard to determine the impact it will have on the financial statements. No material impact to net income is expected.

Other Recently Issued Standards
Management believes other recently issued standards, which are not yet effective, will not have a material impact on the Company's financial condition, results of operations, or cash flows upon adoption.

16. Fair Value Measurements

The carrying values and estimated fair values using primarily Level 2 assumptions of the Company's other financial instruments follow:

	September 30, 2018		December 31, 2017
(In millions)	Carrying Amount	Est. Fair Value	Carrying Amount	Est. Fair Value
Long-term debt	$2,038.9	$2,103.5	$1,838.7	$1,981.2
Short-term borrowings	325.3	325.3	249.5	249.5
Cash & cash equivalents	28.8	28.8	16.6	16.6
Natural gas purchase instrument assets (1)	0.1	0.1	0.5	0.5
Natural gas purchase instrument liabilities (2)	14.5	14.5	4.5	4.5
Interest rate swap assets (3)	3.3	3.3	—	—
Interest rate swap liabilities (4)	—	—	1.4	1.4
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

As described in Note 10, the Company, through SIGECO, executed forward starting interest rate swaps during 2017 providing that on January 1, 2020, the Company will begin hedging variability in interest rates. The Company values these contracts using a pricing model that incorporates market-based information, and are classified within Level 2 of the fair value hierarchy.

Because of the nature of certain other investments and lack of a readily available market, it is not practical to estimate the fair value of these financial instruments at specific dates without considerable effort and cost. At September 30, 2018 and December 31, 2017, the fair value for these financial instruments was not estimated. The carrying value of these investments was $9.6 million at each of September 30, 2018 and December 31, 2017.

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

The Nonutility Group reports the following segments: Infrastructure Services, Energy Services, and Other Nonutility Businesses. The Infrastructure Services segment, through wholly owned subsidiaries Miller Pipeline, LLC and Minnesota Limited, LLC, provides underground pipeline construction and repair services for customers that include Vectren Utility Holdings' utilities. Fees incurred by Vectren Utility Holdings and its subsidiaries for these pipeline construction and repair services totaled $40.9 million and $46.5 million for the three months ended September 30, 2018 and 2017, respectively, and for the nine months ended September 30, 2018 and 2017 totaled $105.2 million and $123.9 million, respectively. Energy Services, through the wholly owned subsidiary Energy Systems Group, LLC, provides energy performance contracting and sustainable infrastructure, such as renewables, distributed generation, and combined heat and power projects.

Corporate and Other includes unallocated corporate expenses such as Merger-related costs, advertising and certain charitable contributions, among other activities, that benefit the Company’s other operating segments. Net income is the measure of profitability used by management for all operations.

Information related to the Company’s reportable segments is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2018	2017	2018	2017
Revenues
Utility Group
Gas Utility Services	$122.1	$120.4	$600.7	$557.2
Electric Utility Services	160.0	159.2	437.4	433.0
Other Operations	11.8	11.4	35.3	34.2
Eliminations	(11.7)	(11.3)	(35.1)	(34.0)
Total Utility Group	282.2	279.7	1,038.3	990.4
Nonutility Group
Infrastructure Services	307.2	339.9	721.9	764.7
Energy Services	76.7	72.5	211.1	193.2
Total Nonutility Group	383.9	412.4	933.0	957.9
Corporate & Other Group	0.1	0.1	0.3	0.4
Eliminations	(1.2)	(1.0)	(3.7)	(2.4)
Consolidated Revenues	$665.0	$691.2	$1,967.9	$1,946.3

Profitability Measure - Net Income
Utility Group Net Income
Gas Utility Services	$(0.6)	$1.0	$60.7	$55.8
Electric Utility Services	30.6	27.2	62.4	56.8
Other Operations	3.0	2.6	9.7	9.6
Utility Group Net Income	33.0	30.8	132.8	122.2
Nonutility Group Net Income
Infrastructure Services	22.1	26.6	26.0	28.6
Energy Services	4.5	4.9	12.2	4.9
Other Nonutility Businesses	(0.3)	(0.2)	(13.9)	(0.5)
Nonutility Group Net Income	26.3	31.3	24.3	33.0
Corporate & Other Group Net (Loss)	(8.9)	(0.2)	(21.0)	(0.4)
Consolidated Net Income	$50.4	$61.9	$136.1	$154.8

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

Indiana Gas provides energy delivery services to approximately 598,000 natural gas customers located in central and southern Indiana. SIGECO provides energy delivery services to approximately 146,000 electric customers and approximately 112,000 gas customers located near Evansville in southwestern Indiana. SIGECO also owns and operates electric generation assets to serve its electric customers and optimizes those assets in the wholesale power market. Indiana Gas and SIGECO generally do business as Vectren Energy Delivery of Indiana. VEDO provides energy delivery services to approximately 320,000 natural gas customers located near Dayton in west-central Ohio.

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
On June 15, 2018, Vectren and CenterPoint submitted their filings with the FERC and initiated informational proceedings with regulators in Indiana and Ohio. Further, on June 18, 2018, Vectren and CenterPoint submitted their filings pursuant to the Hart-Scott-Rodino Act and the Federal Communications Commission. On June 26, 2018, CenterPoint and Vectren received notice from the Federal Trade Commission granting early termination of the waiting period under the Hart-Scott-Rodino Act. On July 16, 2018, the Company filed a definitive proxy statement, and a Form 8-K including supplemental disclosures to the proxy statement, with the Securities and Exchange Commission in connection with the Merger. On July 24, 2018, the Federal Communications Commission provided the final approvals for the transfer of control of the Company's subsidiaries which hold radio licenses. At the special shareholders meeting held on August 28, 2018, the Merger Agreement and the Merger, as well as other matters relating to the proposed Merger, were voted on and approved by the Company's shareholders. On October 5, 2018, the FERC issued an order indicating its approval of the Merger. In Indiana, the IURC held a hearing on October 17, 2018 on the Company's informational filing. Final briefs are to be filed by December 21, 2018, and an order is expected in early 2019. A similar informational filing was made in Ohio and, though a hearing before the PUCO is not anticipated, an order is expected in early 2019, as well. As of November 6, 2018, seven purported Company shareholders have filed lawsuits under the federal securities laws in the United States District Court for the Southern District of Indiana challenging the adequacy of the disclosures made in the Company's proxy statement in connection with the Merger as discussed in Note 11. Subject to receipt of remaining approvals, the Company continues to anticipate that the closing of the Merger will occur no later than the first quarter of 2019.

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

Results for the three months ended September 30, 2018 were earnings of $50.4 million, or $0.61 per share, compared to earnings of $61.9 million, or $0.75 per share for the three months ended September 30, 2017. For the nine months ended

September 30, 2018, consolidated net income was $136.1 million or $1.64 per share, compared to $154.8 million or $1.87 per share for the nine months ended September 30, 2017. Excluding reconciling items as defined below, consolidated net income for the three and nine months ended September 30, 2018 were $59.2 million, or $0.71 per share, and $169.4 million, or $2.04 per share, respectively. Also reflected in the nine months ended September 30, 2018 results is income of $4.9 million, or $0.06 per share, related to Section 179D tax deductions.

Reconciling Items

Management believes analyzing underlying and ongoing business trends is aided by the removal of these reconciling items and the rationale for using such non-GAAP measures is that the Company would not expect these items to be indicative of ongoing operations.

Merger-Related Costs
In connection with the Merger, the Company recorded Merger-related expenses of $11.1 million for the quarter ending September 30, 2018, which are reflected in Merger-related in Operating Expenses in the Condensed Consolidated Statements of Income. Merger related expenses for the quarter include $10.3 million of transaction advisory and other costs and $0.8 million for the end of period measurement of share-based and deferred compensation obligations that resulted from increases in the Company’s common stock trading price since the announcement of the Merger. In the nine months ended September 30, 2018, the Company recorded Merger-related expenses of $26.4 million, including $20.5 million of transaction advisory and other costs and $5.9 million of end of period measurement of share-based and deferred compensation obligations.

Equity Investment Impairment Charge - ProLiance
ProLiance Transportation and Storage, LLC (PT&S), a subsidiary of ProLiance, and Sempra Energy International (SEI), a subsidiary of Sempra Energy (SE), through a joint venture, have a 100 percent interest in a development project for salt-cavern natural gas storage facilities known as LA Storage. PT&S is the minority member with a 25 percent interest, which it accounts for using the equity method. On June 27, 2018, SE announced a plan to divest of certain natural gas storage assets and recorded an impairment charge related to the assets held for sale and other storage assets, such as LA Storage. As a result of SE's impairment of the LA Storage investment and the resulting charge recorded at Proliance, in the nine months ended September 30, 2018, the Company recorded a $17.7 million charge to Equity in (losses) of unconsolidated affiliates. The Company's remaining investment in Proliance is supported by the Company's share of the estimated fair value of LA Storage's land. As of September 30, 2018 and December 31, 2017, ProLiance's investment in the joint venture was $8.0 million and $36.8 million, respectively.

Consolidated Results Excluding Reconciling Items (See the following pages regarding the Use of Non-GAAP Measures)

Net income (loss) and earnings per share, excluding reconciling items for the three and nine months ended September 30, 2018 and 2017 follow:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share data)	2018	2017	2018	2017
Net income, excluding reconciling items	$59.2	$61.9	$169.4	$154.8
Attributed to:
Utility Group	33.0	30.8	132.8	122.2
Nonutility Group, excluding Equity Investment Impairment Charge - ProLiance	26.3	31.3	37.4	33.0
Corporate & other, excluding Merger-Related Costs	(0.1)	(0.2)	(0.8)	(0.4)

Basic EPS, excluding reconciling items	$0.71	$0.75	$2.04	$1.87
Attributed to:
Utility Group	0.40	0.37	1.60	1.47
Nonutility Group, excluding Equity Investment Impairment Charge - ProLiance	0.32	0.38	0.45	0.40
Corporate & other, excluding Merger-Related Costs	(0.01)	—	(0.01)	—

Utility Group
In the third quarter of 2018, the Utility Group earnings were $33.0 million, compared to $30.8 million in 2017. In the nine months ended September 30, 2018, the Utility Group earned $132.8 million, compared to $122.2 million in 2017. Utility group results in the quarter and year to date periods reflect increases from the continued investment in infrastructure replacement programs in Indiana and Ohio and favorable impact of weather in 2018 compared to 2017.

Nonutility Group
The Nonutility group results for the third quarter of 2018 were earnings of $26.3 million, compared to earnings of $31.3 million in the prior year. For the nine months ended September 30, 2018, excluding the charge recorded related to its equity investment in certain storage assets jointly owned by Sempra, the Nonutility Group reported earnings of $37.4 million, compared to earnings of $33.0 million in the prior year period. The nine months ended September 30, 2018 results also reflect $4.9 million of earnings related to IRS Code section 179D deductions. Decreases in the quarter, partially offset by the Energy Services business and the benefit from the lower tax rate, were primarily driven by the Infrastructure Services business, were due to a large project with substantial activity in the third quarter of 2017.

Dividends

Dividends declared for the three months ended September 30, 2018 were $0.45 per share, compared to $0.42 per share in 2017. Dividends declared for the nine months ended September 30, 2018, were $1.35 per share, compared to $1.26 per share in 2017.

Under the Merger Agreement, the Company may not declare or pay dividends or distributions on common stock in an amount in excess of $0.45 per share for quarterly dividends declared before October 31, 2018 and $0.48 per share for quarterly dividends declared on or after October 31, 2018. The Company declared a dividend of $0.48 per share on November 1, 2018.

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

	Three Months Ended September 30, 2018
(In millions, except EPS)	GAAP Measure	Merger-Related Costs	Non-GAAP Measure

Net Income and EPS by Segment
Consolidated
Net Income	$50.4	$8.8	$59.2
Basic EPS	$0.61	$0.10	$0.71

Corp & Other
Net Income (loss)	$(8.9)	$8.8	$(0.1)
Basic EPS	$(0.11)	$0.10	$(0.01)

Income Statement Line Item by Segment
Merger-Related
Consolidated	$11.1	$(11.1)	$—
Corp & Other	$11.1	$(11.1)	$—

Income Taxes
Consolidated	$10.6	$2.3	$12.9
Nonutility Group	$7.4	$—	$7.4
Corp & Other	$(2.5)	$2.3	$(0.2)

	Nine Months Ended September 30, 2018
(In millions, except EPS)	GAAP Measure	Merger-Related Costs	Equity Investment Impairment Charge	Non-GAAP Measure

Net Income and EPS by Segment
Consolidated
Net Income	$136.1	$20.2	$13.1	$169.4
Basic EPS	$1.64	$0.24	$0.16	$2.04

Nonutility Group
Net Income	$24.3	$—	$13.1	$37.4
Basic EPS	$0.29	$—	$0.16	$0.45

Corp & Other
Net Income (loss)	$(21.0)	$20.2	$—	$(0.8)
Basic EPS	$(0.25)	$0.24	$—	$(0.01)

Income Statement Line Item by Segment
Merger-Related
Consolidated	$26.4	$(26.4)	$—	$—
Corp & Other	$26.4	$(26.4)	$—	$—

Equity in (losses) from unconsolidated affiliates
Consolidated	$(18.3)	$—	$17.7	$(0.6)
Corp & Other	$(18.3)	$—	$17.7	$(0.6)

Income Taxes
Consolidated	$18.2	$6.2	$4.6	$29.0
Nonutility Group	$0.1	$—	$4.6	$4.7
Corp & Other	$(6.5)	$6.2	$—	$(0.3)

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

Results of Operations of the Utility Group

The Utility Group is composed of Utility Holdings’ operations, which consists of the Company’s regulated utility operations and other operations that provide information technology and other support services to those regulated operations. Regulated operations consist of a natural gas distribution business and an electric transmission and distribution business. The natural gas distribution business provides natural gas distribution and transportation services to nearly two-thirds of Indiana and about 20 percent of Ohio, primarily in the west-central area. The electric transmission and distribution business provides electric distribution services primarily to southwestern Indiana, and its power generating and wholesale power operations. In total, these regulated operations supply natural gas and/or electricity to over one million customers. Utility Group operating results net of certain intersegment eliminations and reclassifications for the three and nine months ended September 30, 2018 and 2017 follow:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share data)	2018	2017	2018	2017
OPERATING REVENUES
Gas utility	$122.1	$120.4	$600.7	$557.2
Electric utility	160.0	159.2	437.4	433.0
Other	0.1	0.1	0.2	0.2
Total operating revenues	282.2	279.7	1,038.3	990.4
OPERATING EXPENSES
Cost of gas sold	24.5	23.9	211.4	174.0
Cost of fuel & purchased power	47.5	44.1	137.7	128.8
Other operating	83.5	82.0	265.6	250.4
Depreciation & amortization	63.4	59.0	186.3	174.3
Taxes other than income taxes	13.5	12.6	47.5	40.1
Total operating expenses	232.4	221.6	848.5	767.6
OPERATING INCOME	49.8	58.1	189.8	222.8
OTHER INCOME - NET	9.2	8.1	27.9	21.4
INTEREST EXPENSE	20.3	18.3	60.3	53.5
INCOME BEFORE INCOME TAXES	38.7	47.9	157.4	190.7
INCOME TAXES	5.7	17.1	24.6	68.5
NET INCOME	$33.0	$30.8	$132.8	$122.2

CONTRIBUTION TO VECTREN BASIC EPS	$0.40	$0.37	$1.60	$1.47

Gas Utility Margin (non-GAAP measure) (Gas utility revenues less the cost of gas sold)
Gas utility margin and throughput by customer type follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2018	2017	2018	2017
Gas utility revenues	$122.1	$120.4	$600.7	$557.2
Cost of gas sold	24.5	23.9	211.4	174.0
Total gas utility margin (non-GAAP)	$97.6	$96.5	$389.3	$383.2
Margin attributed to:
Residential & commercial customers	$72.8	$72.4	$290.2	$293.1
Industrial customers	14.8	15.9	52.6	53.1
Other	1.4	1.5	6.8	6.4
Regulatory expense recovery mechanisms	8.6	6.7	39.7	30.6
Total gas utility margin (non-GAAP)	$97.6	$96.5	$389.3	$383.2
Sold & transported volumes in MMDth attributed to:
Residential & commercial customers	5.9	6.0	76.6	59.3
Industrial customers	31.1	25.4	109.8	87.2
Total sold & transported volumes	37.0	31.4	186.4	146.5

Gas utility margins were $97.6 million and $389.3 million for the three and nine months ended September 30, 2018, and compared to 2017, increased $1.1 million quarter over quarter and $6.1 million year over year. Gas utility margins increased $6.8 million in the quarter and $26.9 million year over year when excluding margin from regulatory expense recovery mechanisms, which increased $1.9 million quarter over quarter and $9.1 million year over year, and the impact of tax reform and the reduced corporate tax rate on margins, which in the quarter reduced margins by $7.6 million and year to date by $29.9. Gas margin was favorably impacted by increased returns on infrastructure replacement programs in Indiana and Ohio of $6.3 million quarter over quarter and $21.0 million year over year. Large customer margins were up $0.3 million quarter over quarter and

$2.9 million year over year, largely driven by favorable weather compared to the first quarter of 2017. With rate designs that substantially limit the impact of weather on small customer margin, the normal weather in the first nine months of 2018 compared to the warmer than normal weather in the first nine months of 2017 increased sold and transported volumes, but had only a slight favorable impact on small customer margin. Heating degree days were 102 percent of normal in Ohio and 99 percent of normal in Indiana in the first nine months of 2018, compared to 89 percent of normal in Ohio and 80 percent of normal in Indiana in the same period in 2017.

Electric Utility Margin (non-GAAP measure) (Electric utility revenues less the cost of fuel and purchased power)
Electric utility margin and volumes sold by customer type follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2018	2017	2018	2017
Electric utility revenues	$160.0	$159.2	$437.4	$433.0
Cost of fuel & purchased power	47.5	44.1	137.7	128.8
Total electric utility margin (non-GAAP)	$112.5	$115.1	$299.7	$304.2
Margin attributed to:
Residential & commercial customers	$73.6	$76.4	$192.6	$197.0
Industrial customers	25.0	26.4	69.6	73.2
Other	0.7	0.9	1.9	2.8
Regulatory expense recovery mechanisms	4.9	3.3	13.4	8.1
Subtotal: retail	$104.2	$107.0	$277.5	$281.1
Wholesale power & transmission system margin	8.3	8.1	22.2	23.1
Total electric utility margin (non-GAAP)	$112.5	$115.1	$299.7	$304.2
Electric volumes sold in GWh attributed to:
Residential & commercial customers	809.7	796.5	2,148.3	2,042.8
Industrial customers	613.6	587.8	1,668.6	1,600.7
Other customers	5.1	5.1	16.0	16.0
Total retail volumes	1,428.4	1,389.4	3,832.9	3,659.5
Wholesale	121.9	56.7	468.6	295.9
Total volumes sold	1,550.3	1,446.1	4,301.5	3,955.4

Retail
Electric retail utility margins were $104.2 million and $277.5 million for the three and nine months ended September 30, 2018, and compared to 2017, decreased by $2.8 million quarter over quarter and $3.6 million year over year. Electric retail utility margins increased $3.8 million quarter over quarter and $12.6 million year over year, when excluding margin from regulatory expense recovery mechanisms, which increased $1.6 million quarter over quarter and $5.3 million year over year, and the impact of tax reform and the reduced corporate tax rate on margins, which in the quarter reduced margins by $8.2 million and year to date by $21.5 million. Electric margin, which is not protected by weather normalizing mechanisms, reflects a $3.3 million increase in customer margin in the quarter and $12.3 increase year to date related to weather. In the quarter, annualized cooling degree days were 111 percent of normal, compared to 100 percent of normal in 2017. Year to date, annualized cooling degree days were 130 percent of normal, compared to 108 percent of normal in 2017. Year to date results also reflect favorable heating degree days, which were 99 percent of normal in the 2018 year to date period compared to 80 percent of normal in 2017.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2018	2017	2018	2017
MISO Transmission system margin	$7.0	$7.4	$17.7	$20.0
MISO Off-system margin	1.3	0.7	4.5	3.1
Total wholesale margin	$8.3	$8.1	$22.2	$23.1

Transmission system margin associated with qualifying projects, including the reconciliation of recovery mechanisms and other transmission system operations, totaled $7.0 million and $7.4 million during the three months ended September 30, 2018 and 2017, respectively. Transmission system margin was $17.7 million and $20.0 million during the nine months ended September 30, 2018 and 2017, respectively. The impact of tax reform reduced MISO Transmission system margins by $0.5 million and $1.5 million in the three and nine months ended September 30, 2018, respectively. The Company has invested $157.7 million in qualifying projects. The net plant balance for these projects totaled $130.9 million at September 30, 2018. These projects include an interstate 345 kV transmission line that connects the Company’s A.B. Brown Generating Station to a generating station in Indiana owned by Duke Energy to the north and to a generating station in Kentucky owned by Big Rivers Electric Corporation to the south; a substation; and another transmission line. These projects earn a FERC approved equity rate of return on the net plant balance and recover operating expenses. In September 2016, the FERC issued a final order authorizing the transmission owners to receive a 10.32 percent base ROE plus, a separately approved 50 basis point adder compared to the previously authorized 12.38 percent. The Company has reflected these outcomes in its financial statements. The 345 kV project is the largest of these qualifying projects, with an original cost of $106.8 million that earned the FERC approved equity rate of return.

In the third quarter of 2018, margin from off system sales was $1.3 million compared to $0.7 million in 2017. For the nine months ended September 30, 2018, margin from off-system sales was $4.5 million compared to $3.1 million in 2017. The base rate changes implemented in May 2011 require wholesale margin from off-system sales earned above or below $7.5 million per year to be shared equally with customers. Results for the periods presented are net of sharing and are consistent with the prior period.

Utility Group Operating Expenses

Other Operating
During the third quarter of 2018, other operating expenses were $83.5 million, an increase of $1.5 million, compared to the third quarter of 2017. For the nine months ended September 30, 2018, other operating expenses were $265.6 million, an increase of $15.2 million, compared to 2017. Excluding costs recovered directly in margin, operating expenses remained relatively flat, decreasing $1.8 million quarter over quarter and increased $2.3 million year over year when compared to 2017.

Depreciation & Amortization
In the third quarter of 2018, depreciation and amortization expense was $63.4 million, compared to $59.0 million in 2017. For the nine months ended September 30, 2018, depreciation and amortization expense was $186.3 million, which represents an increase of $12.0 million compared to 2017. The increases reflect increased plant placed in service, which is largely driven by increased gas utility plant as a result of the Indiana and Ohio infrastructure programs.

Taxes Other Than Income Taxes
Taxes other than income taxes were $13.5 million and $12.6 million for the third quarter of 2018 and 2017, respectively. Year to date, taxes other than income taxes were $47.5 million, compared to $40.1 million in 2017. The increase in taxes other than income taxes in the quarter and year to date periods compared to 2017 was primarily related to higher property taxes, which is largely driven by increased gas utility plant as a result of the Indiana and Ohio infrastructure programs.

Income Taxes
Income taxes were $5.7 million and $17.1 million for the third quarter of 2018 and 2017, respectively.  Year to date, income taxes were $24.6 million, compared to $68.5 million in 2017. The decreases relate primarily to the decline in the federal income tax rate from 35% to 21%, effective January 1, 2018, as well as the amortization of excess deferred income taxes beginning in the first quarter of 2018. Both the tax rate change and the excess deferred tax amortization relate directly to the passage of the TCJA in December 2017 and have associated revenue reductions.

Other Income - Net
Other income-net reflects income of $9.2 million for the third quarter of 2018, an increase of $1.1 million, compared to 2017. Year to date, other income-net reflects income of $27.9 million, compared to $21.4 million in 2017. The increases are primarily due to increased AFUDC driven by increased capital expenditures related to gas infrastructure investment programs.

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

Indiana Senate Bill 560 (Senate Bill 560) supplements Senate Bill 251 described above, and provides for cost recovery outside of a base rate proceeding for projects that either improve electric and gas system reliability and safety or are economic development projects that provide rural areas with access to gas service. Provisions of the legislation require, among other things, requests for recovery including a seven-year project plan. Once the plan is approved by the IURC, 80 percent of such costs are eligible for current recovery using a periodic rate adjustment mechanism. Recoverable costs include a return on the investment that reflects the current capital structure and associated costs, except for the rate of return on equity, which remains fixed at the rate determined in the Company's last base rate case. Recoverable costs also include recovery of depreciation and other operating expenses. The remaining 20 percent of project costs are deferred for future recovery in the utility’s next general rate case, which must be filed before the expiration of the seven-year plan. The adjustment mechanism is capped at an annual increase in retail revenues of not more than two percent.

Ohio House Bill 95 (House Bill 95) permits a natural gas utility to apply for recovery of much of its capital expenditure program. This legislation also allows for the deferral of costs, such as depreciation, property taxes, and debt-related post-in-service carrying costs until recovery is approved by the PUCO.

Requests for Recovery under Indiana Regulatory Mechanisms
In August 2014, the IURC issued an Order approving the Company’s seven-year capital infrastructure replacement and improvement plan (the Plan), beginning in 2014, and the proposed accounting authority and recovery. Compliance projects and other infrastructure improvement projects were approved pursuant to Senate Bill 251 and 560, respectively. As provided in the statutes, the Order approved semi-annual filings for rate recovery of 100 percent of the costs, inclusive of return, related to these capital investments and operating expenses, with 80 percent of the costs, including a return, recovered currently via an approved tracking mechanism and 20 percent of the costs deferred and recovered in the Company’s next base rate proceeding. In addition, the Order established guidelines to annually update the seven-year capital investment plan. Finally, the Order approved the Company’s proposal to recover eligible costs assigned to the residential customer class via a fixed monthly charge per residential customer.

Since this August 2014 Order, the Company has received eight semi-annual orders which approved the inclusion in rates of approximately $563 million of approved capital investments through December 31, 2017.

On June 20, 2018, the Indiana Supreme Court issued an opinion (Opinion) in an appeal of an IURC order under Indiana Senate Bill 560 for a utility unrelated to the Company. In this Opinion, the Court determined that one of the programs within that utility’s approved plan did not constitute a “designated” capital improvement because the individual projects within the program were not specifically set forth in the approved seven-year plan, and, instead were designated later based on subsequently developed information. The IURC had previously approved the program and thereby allowed individual projects under the program to be designated in the future and that action was then appealed by intervenors in the TDSIC proceeding. The Company has evaluated the opinion's potential application to the Company’s Plan. The Company believes the ruling is limited to prospective projects that have not previously been designated and approved in final orders issued in the TDSIC process. The Company has determined that TDSIC projects in the service replacement plan category do not constitute a designated capital improvement, and therefore as a result of the Opinion is removing the associated projects that were not previously the subject of final orders, totaling approximately $40 million over the remaining term of the plan. Such projects are still eligible for recovery in a future base rate case. The Company does not expect a resulting material impact to results of operations or cash flow from operations.

On October 1, 2018, the Company submitted its ninth semi-annual filing, seeking approval of the recovery in rates of investments made through June 30, 2018, and updates to the approved seven-year capital investment plan. The updated plan reflects capital expenditures of approximately $955 million. The Company expects an order in this proceeding in early 2019.

At September 30, 2018 and December 31, 2017, the Company has regulatory assets related to the Plan totaling $92.3 million and $78.0 million, respectively.

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

Ohio Recovery and Deferral Mechanisms
The PUCO Order approving the Company's 2009 base rate case in the Ohio service territory authorized a distribution replacement rider (DRR). The DRR's primary purpose is recovery of investments in utility plant and related operating expenses associated with replacing bare steel and cast iron pipelines, as well as certain other infrastructure investments. This rider is updated annually for qualifying capital expenditures and allows for a return on those capital expenditures based on the rate of return approved in the 2009 base rate case. In addition, deferral of depreciation and the ability to accrue debt-related post-in-service carrying costs is also allowed until the related capital expenditures are included in the DRR. The Order also initially established a prospective bill impact evaluation on the annual deferrals. On February 19, 2014, the PUCO issued an Order approving a Stipulation entered into by the PUCO Staff and the Company which provided for the extension of the DRR for the recovery of costs incurred through 2017 and expanded the types of investment covered by the DRR to include recovery of certain other infrastructure investments. The Order limits the resulting DRR fixed charge per month for residential and small general service customers to specific graduated levels through 2017. The capital expenditure plan is subject to the graduated caps on the fixed DRR monthly charge applicable to residential and small general service customers approved in the Order. In the event the Company exceeds these caps, amounts in excess can be deferred for future recovery. The Order also approved the Company's commitment that the DRR can only be further extended as part of a base rate case. In the Company's base rate case, it requested extension to include investments made starting 2018 through completion of the program, currently estimated at 2023. In total, the Company has made capital investments on projects that are now in-service under the DRR totaling $353.1 million as of September 30, 2018, of which $321.1 million has been approved for recovery under the DRR through December 31, 2017. Regulatory assets associated with post-in-service carrying costs and depreciation deferrals were $36.5 million and $31.2 million at September 30, 2018 and December 31, 2017, respectively.

The PUCO has also issued Orders approving the Company's filings under Ohio House Bill 95. These Orders approve deferral of the Company’s Ohio capital expenditure program for items not covered by the DRR as well as expenditures necessary to comply with PUCO rules, regulations, orders, and system expansion to some new customers. Ohio House

Bill 95 Orders also established a prospective bill impact evaluation on the cumulative deferrals, limiting the total deferrals at a level which would equal $1.50 per residential and small general service customer per month. The Company has requested recovery of these deferrals through December 31, 2017 in its rate case, along with a mechanism to recover future Ohio House Bill 95 deferrals. At September 30, 2018 and December 31, 2017, the Company has regulatory assets totaling $90.1 million and $66.1 million, respectively, associated with the deferral of depreciation, post-in-service carrying costs, and property taxes. On May 1, 2018, the Company submitted its most recent annual report required under its House Bill 95 Order. This report covers the Company's capital expenditure program through calendar year 2017.

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

On October 1, 2018, the PUCO staff filed its report of its audit in this proceeding, including recommendations for a revenue increase between $12 million and $16 million. Much of the reduction relates to periodic recovery mechanism versus base rate method of cost recovery, a reduction to the requested ROE, and a reduction to certain operating expenses. Staff was supportive of the continuation of the DRR and the expansion of straight-fixed-variable rate design to small commercial customers. The Company and other parties filed objections to the Staff report adjustments on October 31, 2018, and the Company will file supplemental testimony in early November 2018, continuing to support its filed position. The Commission has set the procedural schedule in this proceeding, with a prehearing conference scheduled for November 15, 2018, followed by three field hearings to occur in November and an evidentiary hearing to begin on December 4, 2018. The Company expects an order by early 2019.

Pipeline and Hazardous Materials Safety Administration (PHMSA)
In March 2016, PHMSA published a notice of proposed rulemaking (NOPR) on the safety of gas transmission and gathering lines. The proposed rule addresses many of the remaining requirements of the 2011 Pipeline Safety Act, with a focus on extending integrity management rules to address a much larger portion of the natural gas infrastructure and adds requirements to address broader threats to the integrity of a pipeline system. The Company continues to evaluate the impact these proposed rules will have on its integrity management programs and transmission and distribution systems. Progress on finalizing the rule continues to work through the administrative process. The rule is expected to be finalized in 2019 and the Company believes the costs to comply with the new rules would be considered federally mandated and therefore should be recoverable under Senate Bill 251 in Indiana and eligible for deferral under House Bill 95 in Ohio.

Electric Rate & Regulatory Matters

Electric Requests for Recovery under Senate Bill 560
The provisions of Senate Bill 560, as described in Note 12 for gas projects, are the same for qualifying electric projects. On February 23, 2017, the Company filed for authority to recover costs related to its electric system modernization plan, using the mechanism allowed under Senate Bill 560. The electric system modernization plan includes investments to upgrade portions of the Company’s network of substations, transmission and distribution systems, to enhance reliability and allow the grid to accept advanced technology to improve the information and service provided to customers.

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

On May 23, 2018, the IURC issued an order (May 2018 order) for the second semi-annual filing approving the inclusion in rates of investments made from May 2017 through October 2017. Through the May 2018 order, approximately $31 million of the approved capital investment plan has been incurred and approved for recovery.

On August 1, 2018, the Company submitted its third semi-annual filing, seeking approval of the recovery in rates of approximately $58 million through April 2018.

On June 20, 2018, the Indiana Supreme Court issued an opinion (Opinion) in an appeal of an IURC order under Indiana Senate Bill 560 for a utility unrelated to the Company. In this Opinion, the Court determined that one of the programs within that utility’s approved plan did not constitute a “designated” capital improvement because the individual projects within the program were not specifically set forth in the approved seven-year plan, and, instead were designated later based on subsequently developed information. The IURC had previously approved the program and thereby allowed individual projects under the program to be designated in the future and that action was then appealed by intervenors in the TDSIC proceeding. The Company has evaluated the opinion’s potential application of the Company’s Plan. The Company believes the ruling is limited to prospective projects that have not previously been designated and approved in final orders issued in the TDSIC process. The Company has determined that TDSIC projects in the pole replacement plan category that weren't previously the subject of final orders, totaling approximately $35 million, do not constitute a designated capital improvement eligible for recovery given this Opinion. As the Company has the ability under the electric plan to substitute projects with other approved projects within defined annual cost caps, the Company does not expect this Opinion to impact the total amount of the approved plan, and therefore does not expect a resulting material impact to results of operations or cash flow from operations. The Company removed the projects from the plan in accordance with the Opinion when it filed its third semi-annual TDSIC proceeding on August 1, 2018.

As of September 30, 2018 and December 31, 2017, the Company has regulatory assets related to the Electric TDSIC plan totaling $5.1 million and $4.3 million, respectively.

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

As of 2017, the Company has completed investments of $30 million on equipment to control mercury in both air and water emissions, and $40 million to address the issues raised in the NOV. The Order approved the Company’s request for deferred accounting treatment, as supported by provisions under Indiana Senate Bill 29 and Senate Bill 251. The accounting treatment includes the deferral of depreciation and property tax expense related to these investments, accrual of post-in-service carrying costs, and deferral of incremental operating expenses related to compliance with these standards. The initial phase of the projects went into service in 2014, with the remaining investment going into service in 2016. As of September 30, 2018, the Company has approximately $17.0 million deferred related to depreciation and operating expenses, and $6.1 million deferred related to post-in-service carrying costs. MATS compliance was required beginning April 16, 2015 and the Company continues to operate in full compliance with the MATS rule.

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

For the nine months ended September 30, 2018 and 2017, the Company recognized electric utility revenue of $9.1 million and$8.7 million, respectively, associated with lost margin recovery approved by the Commission.

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

The Company has reflected these results in its financial statements. As of September 30, 2018, the Company had invested approximately $157.7 million in qualifying projects. The net plant balance for these projects totaled $130.9 million at September 30, 2018.

On April 14, 2017, the U.S. Court of Appeals for the District of Columbia circuit vacated the FERC Opinion in a prior case that established a new methodology for calculating ROE. This methodology was utilized in the final order in the Company's first complaint case, and the initial decision in the Company's second complaint case. The Appeals Court stated that FERC did not prove the existing ROE was not just and reasonable, failed to provide any reasoned basis for their selected ROE, and remanded to the FERC for further justification of its ROE calculation. On October 16, 2018, FERC issued an order in the case establishing a modified ROE calculation framework. The Company is evaluating the order to determine impacts, if any, on the Company's complaint cases, but does not expect any impact to be material.

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

On August 10, 2018, most of the intervening parties filed direct testimony opposing the Company’s proposed generation investments, and an evidentiary hearing has been completed. The Company continues to support the proposed investments and expects an order from the Commission in the CPCN proceeding in the first half of 2019.

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

On February 20, 2018, the Company announced it is finalizing details to install an additional 50 MW of universal solar energy, consistent with its IRP. On May 4, 2018, the Company filed a petition with the IURC requesting a CPCN authorizing construction and authority to recover costs associated with the project pursuant to Senate Bill 29. On September 5, 2018, the intervening parties filed testimony opposing the investment, and on September 18, 2018 the Company filed its rebuttal testimony in response. On October 10, 2018, a settlement agreement between all but one of the intervening parties and Vectren was filed. The settlement agreement provides for a rate recovery approach whereby the energy produced by the solar farm would be recovered via a fixed rate over the life of the investment. The settlement is now pending before the Commission, with an evidentiary hearing scheduled for November 19, 2018. The Company would expect an order in the first half of 2019.

Other Generation Developments
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
Following the publication of the draft DOE memorandum, the President publicly called for immediate action by the DOE. To date, the DOE has not publicly acted, including finalizing the draft memorandum and indicating facilities that would be eligible for these temporary subsidy payments or how they would be funded. At this time, the Company does not believe this activity will have any impact on its pending request for authorization from the IURC to construct a combined cycle gas turbine to serve the requirements of the Company’s electric utility system. Absent further information, the impact to electric customers and power generator owners is unknown.

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

In furtherance of the Company’s commitment to a sustainable business model, and as detailed further below, the Company is transitioning its electric generation portfolio from nearly total reliance on baseload coal to a fully diversified and balanced portfolio of fuels that will provide long term electric supply needs in a safe and reliable manner while dramatically lowering emissions of carbon and the carbon intensity of its electric generating fleet. If authorized by the Commission, by 2024 the Company plans to construct a new natural gas combined cycle generating facility to replace four coal-fired units totaling over 700 MWs which, when combined with its planned 54 MWs of new renewable generation, will achieve a 60 percent reduction in carbon emissions from 2005 levels and reduce carbon intensity to 980 lbs CO2 / MMBTU and position the Company to comply with future carbon emission reduction requirements. In addition to diversification of its fuel portfolio, the Company is also seeking authorization to significantly upgrade wastewater treatment for its remaining coal-fired unit and exploring opportunities to continue to recycle ash from its coal ash ponds. This generation diversification strategy aligns with the Company’s ongoing investments in new electric infrastructure through the approved $446.5 million grid modernization program, and is set forth in more detail in the Company’s 2017 corporate sustainability report.

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

Coal Ash Waste Disposal, Ash Ponds and Water

Coal Combustion Residuals Rule
In April 2015, the EPA finalized its Coal Combustion Residuals (CCR) rule which regulates ash as non-hazardous material under Subtitle D of the Resource Conservation and Recovery Act (RCRA). The final rule allows beneficial reuse of ash and the majority of the ash generated by the Company’s generating plants will continue to be reused. As it relates to the CCR Rule, the Water Infrastructure Improvements for the Nation (WIIN) Act was passed in December 2016 by Congress that would provide for enforcement of the federal program by states under approved state programs rather than citizen suits. Additionally, aspects of the CCR rule are currently being challenged by multiple parties in judicial review proceedings. In August 2017, the

EPA issued guidance to states to clarify their ability to implement the Federal CCR rule through state permit programs as allowed in the WIIN Act legislation. Alternative compliance mechanisms for groundwater, corrective action and other areas of the rule could be granted under the regulatory oversight of a state enforced program. On September 14, 2017, the EPA announced its intent to reconsider portions of the Federal CCR rule in line with the guidance issued to states. On July 17, 2018, EPA released its final CCR rule phase I reconsideration which extends for two years, from October 31, 2018 to October 31, 2020, the deadline for ceasing placement of ash in ponds that exceed groundwater protections standards or fails to meet location restrictions. The Company does not anticipate the reconsideration to change its current plans for pond closure as announced in its generation transition plan, since closure dates were not dependent upon the original October 2018 compliance date. While the state program development and EPA reconsideration move forward, the existing CCR compliance obligations remain in effect. On August 21, 2018, the U.S. Court of Appeals for the D.C. Circuit issued an opinion in the underlying judicial review litigation, agreeing largely with the environmental challengers by vacating and remanding provisions of the 2015 rule that allowed unlined ash ponds to receive coal ash until a leak is detected and exempted inactive “legacy” impoundments. This decision effectively undercuts further attempts by EPA to make the rule less stringent on reconsideration.

Under the existing CCR rule, the Company is required to complete a series of integrity assessments, including seismic modeling given the Company’s facilities are located within two seismic zones, and groundwater monitoring studies to determine the remaining service life of the ponds and whether a pond must be retrofitted with liners or closed in place, with bottom ash handling conversions completed. In late 2015, using general utility industry data, the Company prepared cost estimates for the retirement of the ash ponds at the end of their useful lives, based on its interpretation of the closure alternatives contemplated in the final rule. The resulting estimates ranged from approximately $35 million to $80 million. These estimates contemplated final capping and monitoring costs of the ponds at both F.B. Culley and A.B. Brown generating stations. These rules are not applicable to the Company's Warrick generating unit, as this unit has historically been part of a larger generating station that predominantly serves an adjacent industrial facility. In March 2018, the Company posted to its public website a first report of preliminary groundwater monitoring data in accordance with the requirements of the CCR rule. This data preliminarily suggests potential groundwater impacts very close to the Company's ash impoundments, and further analysis is ongoing; however, at this time the Company does not believe that there are any impacts to public or private drinking water sources. The CCR rule requires that companies complete location restriction determinations by October 18, 2018. The Company has completed its evaluation under the rule and determined that one F.B. Culley pond and one A.B. Brown pond fail the aquifer placement location restriction requiring that ash cannot be disposed within five feet of the uppermost groundwater aquifer. The Company will be required to cease disposal and commence closure of the ponds by October 31, 2020. The Company plans to seek the extensions available under the CCR rule that would allow the Company to continue to use the ponds through completion of the generation transition plans by December 31, 2023.

Since 2015, the Company continues to refine site specific estimates and now estimates the costs to be in the range of $45 million to $135 million. Significant factors impacting the resulting cost estimates include the closure time frame and the method of closure. Current estimates contemplate complete removal under the assumption of beneficial reuse of the ash at A. B. Brown, as well as implications of the Company’s generation transition plan. Ongoing analysis, the continued refinement of assumptions, or the inability to beneficially reuse the ash, either from a technological or economical perspective, could result in estimated costs in excess of the current range.

As of September 30, 2018, the Company has recorded an approximate $40 million asset retirement obligation (ARO). The recorded ARO reflects the present value of the approximate $45 million in estimated costs in the range above. These assumptions and estimations are subject to change in the future and could materially impact the amount of the estimated ARO.

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

At the time of ELG finalization, the wastewater discharge permit for the A.B. Brown power plant had an expiration date of October 2016 and, for the F.B. Culley plant, a date of December 2016, and final renewals were issued by the Indiana Department of Environmental Management (IDEM) in February 2017 and March 2017, respectively. As part of the permit renewals, the Company requested alternate compliance dates for ELG, which were approved by IDEM. For plants identified in the Company’s IRP to be retired prior to December 31, 2023, the Company has requested those plants would not require new treatment technology, which was approved by IDEM provided the Company notifies IDEM of its intent to retire the unit within 30 days of the receipt of the order in the CPCN proceeding. For the F.B. Culley 3 plant, the Company requested a 2020 compliance date for dry bottom ash and 2023 compliance date for flue gas desulfurization wastewater, which was approved by IDEM and finalized in the permit renewal. Discussion of these environmental investments at the F.B. Culley 3 plant is included in the generation transition plan in Note 13.

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

Clean Power Plan and ACE Rule
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

On August 31, 2018, EPA published its proposed CPP replacement rule, the Affordable Clean Energy (ACE) rule, which if finalized, would require that each state set unit by unit heat rate performance standards, considering such factors as remaining useful life. Under the ACE rule, a state would have three years to finalize its program and the EPA would have 18 months to approve, making compliance likely in 2023-2024. Comments to the ACE proposal were due October 31, 2018. Vectren filed comments which largely support EPA's ACE proposal.

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

In addition to the federal programs, the United States and 194 other countries agreed by consensus to limit GHG emissions beginning after 2020 in the 2015 United Nations Framework Convention on Climate Change Paris Agreement. The United States has proposed a 26-28 percent GHG emission reduction from 2005 levels by 2025. The Administration has indicated it intends to withdraw the United States' participation; however, the Agreement provides that parties cannot petition to withdraw until November 2019. Since 2005 through 2017, the Company has achieved reduced emissions of CO2 by an average of 35 percent (on a tonnage basis), and will increase that total to 60 percent at the conclusion of its generation transition plan, well above the 32 percent reduction that would be required under the CPP. While the litigation and the EPA's reconsideration of the CPP rules remains uncertain, the Company will continue to monitor regulatory activity regarding GHG emission standards that may affect its electric generating units.

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

The Company has accrued the estimated costs for further investigation, remediation, groundwater monitoring, and related costs for the sites. While the total costs that may be incurred in connection with addressing these sites cannot be determined at this time, the Company has recorded cumulative costs that it has incurred or reasonably expects to incur totaling approximately $44.7 million ($23.9 million at Indiana Gas and $20.8 million at SIGECO). The estimated accrued costs are limited to the Company’s share of the remediation efforts and are therefore net of exposures of other potentially responsible parties (PRP).

With respect to insurance coverage, Indiana Gas has received approximately $20.8 million from all known insurance carriers under insurance policies in effect when these plants were in operation. Likewise, SIGECO has settlement agreements with all known insurance carriers and has received approximately $15.8 million of the expected $15.8 million in insurance recoveries.

The costs the Company expects to incur are estimated by management using assumptions based on actual costs incurred, the timing of expected future payments, and inflation factors, among others. While the Company’s utilities have recorded all costs which they presently expect to incur in connection with activities at these sites, it is possible that future events may require remedial activities which are not presently foreseen and those costs may not be subject to PRP or insurance recovery. As of September 30, 2018 and December 31, 2017, approximately $2.8 million and $2.5 million, respectively of accrued, but not yet spent, costs are included in Other Liabilities related to the Indiana Gas and SIGECO sites.

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

The Nonutility Group results were earnings of $26.3 million and $37.4 million for the three and nine months ended September 30, 2018, respectively, compared to earnings of $31.3 million and $33.0 million for the three and nine months ended September 30, 2017. Nonutility Group earnings, excluding the equity investment impairment charge in the nine months ended September 30, 2018, follow. See Executive Summary of Consolidated Results of Operations for a reconciliation of Non-GAAP performance measures.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share amounts)	2018	2017	2018	2017
NET INCOME, EXCLUDING EQUITY INVESTMENT IMPAIRMENT CHARGE - PROLIANCE	$26.3	$31.3	$37.4	$33.0
CONTRIBUTION TO VECTREN BASIC EPS, EXCLUDING EQUITY INVESTMENT IMPAIRMENT CHARGE - PROLIANCE	$0.32	$0.38	$0.45	$0.40
NET INCOME (LOSS) ATTRIBUTED TO:
Infrastructure Services	$22.1	$26.6	$26.0	$28.6
Energy Services	4.5	4.9	12.2	4.9
Other Nonutility Businesses, Excluding Equity Investment Impairment Charge - ProLiance	(0.3)	(0.2)	$(0.8)	$(0.5)

Infrastructure Services

Infrastructure Services provides underground pipeline construction and repair services through wholly owned subsidiaries Miller Pipeline, LLC and Minnesota Limited, LLC. Inclusive of holding company costs, results for Infrastructure Services' operations for the third quarter of 2018 were earnings of $22.1 million, compared to earnings of $26.6 million for the same period in the prior year. During the nine months ended September 30, 2018, Infrastructure Services earned $26.0 million, compared to earnings of $28.6 million year to date in 2017. Total Infrastructure Services revenues in the third quarter of 2018 were $307.2 million compared to revenues of $339.9 million in the third quarter of 2017. Year to date, 2018 revenues totaled $721.9 million, compared to $764.7 million for the year to date period in 2017. The lower results in 2018 occurred primarily due to substantial activity from a large project in 2017. Both the quarter and year to date periods were favorably impacted by the lower federal tax rate. At September 30, 2018, Infrastructure Services had an estimated backlog of blanket contracts of $610 million and bid contracts of $105 million, for a total backlog of $715 million. This compares to an estimated total backlog at September 30, 2017 of $755 million, which included $40 million related to the large transmission project that was completed in the fourth quarter of 2017.

The fundamental business model related to the long cycle of integrity, station, and maintenance work in the transmission sector and infrastructure replacement in the distribution sector remains unchanged. Demand remains high due to the aging infrastructure and evolving safety and reliability regulations. While the focus remains on the recurring work in both sectors, opportunities for large transmission pipeline construction projects will continue to be pursued. Though the timing and recurrence of large transmission projects is less predictable, the large projects provide strong revenues.

Energy Services

Energy Services provides energy performance contracting and sustainable infrastructure, such as renewables, distributed generation, and combined heat and power projects through its wholly owned subsidiary Energy Systems Group, LLC (ESG). Inclusive of holding company costs, Energy Services' operations were earnings of $4.5 million during the third quarter of 2018, compared to earnings of $4.9 million during the third quarter of 2017. For the nine months ended September 30, 2018, earnings were $12.2 million, compared to earnings of $4.9 million in 2017. Excluding the favorable impact of Section 179D tax deductions in the nine months ended September 30, 2018 of $4.9 million, earnings were $7.3 million. Energy Services has year to date revenues of $211.1 million in 2018, compared to revenues of $193.2 million for the year to date period in 2017.

At September 30, 2018, the backlog of signed fixed price contracts is $219 million compared to $180 million at December 31, 2017. The list of projects at September 30, 2018 where ESG has been selected and there is a high degree of confidence that the stated work will be performed, or sales funnel, totals nearly $370 million. The Company's long-term view of the performance contracting and sustainable infrastructure opportunities remains strong with continued national focus expected on energy conservation and sustainability, renewable energy, and security as power prices across the country rise and customer focus on new, efficient, clean sources of energy grows. As it relates to the impact on results from Section 179D, on February 9, 2018, a one year extension of Section 179D was approved, making available deductions for the 2017 tax year. Though not assured and not reflected in long-term growth rates, efforts continue to secure this benefit in the future.

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

ProLiance Transportation and Storage, LLC (PT&S), a subsidiary of ProLiance, and Sempra Energy International (Sempra), through a joint venture, have a 100 percent interest in a development project for salt-cavern natural gas storage facilities known as LA Storage. PT&S is the minority member with a 25 percent interest, which it accounts for using the equity method. On June 27, 2018, Sempra announced a plan to divest of certain natural gas storage assets and recorded a resulting impairment charge related to the assets held for sale and other storage assets, such as LA Storage. As a result of Sempra's impairment to the LA Storage investment and the resulting charge recorded at Proliance, the Company recorded a $17.7 million charge to Equity in (losses) of unconsolidated affiliates in the three months ended June 30, 2018. The Company's remaining investment in Proliance is supported by the Company's share of the estimated fair value of LA Storage's land. As of September 30, 2018 and December 31, 2017, ProLiance's investment in the joint venture was $8.0 million and $36.8 million, respectively.

Impact of Recently Issued Accounting Standards
Leases
In February 2016, the FASB issued new accounting guidance, ASU 2016-02, for the recognition, measurement, presentation, and disclosure of leasing arrangements. This ASU requires the recognition of lease assets and liabilities for those leases currently classified as operating leases while also refining the definition of a lease. In addition, lessees will be required to disclose key information about the amount, timing, and uncertainty of cash flows arising from leasing arrangements. This ASU is effective for the interim and annual reporting periods beginning January 1, 2019 and is required to be applied using a modified retrospective approach.

In January 2018, the FASB issued ASU No. 2018-01, allowing an entity to elect not to assess whether certain land easements are, or contain, leases when transitioning to the new lease standard.  The Company currently anticipates that it will apply the election under 2018-01 to its existing or expired land easements as part of its transition.

In July 2018, the FASB issued ASU 2018-11, providing entities an optional transitional relief method to apply ASU 2016-02 at the adoption date and to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.  The Company currently anticipates that it will apply the election under 2018-11 to its 2016-02 adoption.

The Company will adopt the guidance effective January 1, 2019 and is evaluating additional available practical expedients and the standard to determine the impact it will have on the financial statements. No material impact to net income is expected.

Other Recently Issued Standards
Management believes other recently issued standards, which are not yet effective, will not have a material impact on the Company's financial condition, results of operations, or cash flows upon adoption.

Financial Condition

Within the Company’s consolidated group, Utility Holdings primarily funds the short-term and long-term financing needs of the Utility Group operations, and Vectren Capital Corporation (Vectren Capital) funds short-term and long-term financing needs of the Nonutility Group and corporate operations. Vectren Corporation guarantees Vectren Capital’s debt, but does not guarantee Utility Holdings’ debt. Vectren Capital’s long-term debt, including current maturities, outstanding at September 30, 2018 approximated $309 million. Vectren Capital's short-term obligations outstanding at September 30, 2018 approximated $100 million. Utility Holdings’ outstanding long-term and short-term borrowing arrangements are jointly and severally guaranteed by its wholly owned subsidiaries and regulated utilities SIGECO, Indiana Gas, and VEDO. Utility Holdings’ long-term debt, including current maturities, and short-term obligations outstanding at September 30, 2018 approximated $1.346 billion and $225 million, respectively. Additionally, prior to Utility Holdings’ formation, Indiana Gas and SIGECO funded their operations separately, and therefore, have long-term debt outstanding funded solely by their operations. SIGECO will also occasionally issue new tax-exempt debt to fund qualifying pollution control capital expenditures. Total Indiana Gas and SIGECO long-term debt outstanding at September 30, 2018 was approximately $384 million.

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

Vectren Corporation's corporate credit rating is A-, as rated by S&P Global Ratings (S&P Global). Moody's Investor Services (Moody's) does not provide a rating for Vectren Corporation. The credit ratings of the senior unsecured debt of Utility Holdings, SIGECO and Indiana Gas, at September 30, 2018, are A-/A2, as rated by S&P Global and Moody’s, respectively. The credit ratings on SIGECO's secured debt are A/Aa3. Utility Holdings’ commercial paper has a credit rating of A-2/P-1. S&P Global and Moody’s lowest level investment grade rating is BBB- and Baa3, respectively.

On March 9, 2018, S&P Global affirmed its credit ratings, but changed the Company's outlook from stable to negative, citing the impacts of tax reform as the primary driver. On April 24, 2018, S&P Global reaffirmed its current ratings, and as a result of the Merger, it placed the Company on negative watch, which means the Company will be closely monitored for potential near term changes in its credit ratings. On October 10, 2018 and October 16, 2018, S&P issued new reports on Utility Holdings and SIGECO and Indiana Gas, respectively, affirming the A- credit rating and negative outlook. On June 18, 2018, Moody’s issued a report noting a shift in its outlook on the regulated utility industry to negative, citing weaker cash flows resulting from tax reform due to the loss of bonus depreciation, higher leverage due to the reduced cash flow, and continued capital spending. On October 8, 2018, Moody's affirmed the current credit rating of Utility Holdings, SIGECO, and Indiana Gas, but changed the outlook from stable to negative, citing the effects of tax reform including the loss of bonus depreciation, and high level of capital expenditures.

The Company’s consolidated equity capitalization objective is 45-55 percent of long-term capitalization. This objective may have varied, and will vary, depending on business opportunities, capital spending requirements, execution of long-term financing plans, and seasonal factors that affect the Company’s operations. The Company’s equity to long-term capitalization ratio was 48 percent as of September 30, 2018 and 50 percent as of December 31, 2017. Long-term capitalization includes long-term debt, including current maturities, as well as common shareholders’ equity.

Both long-term and short-term borrowing arrangements contain customary default provisions; restrictions on liens, sale-leaseback transactions, mergers or consolidations, and sales of assets; and restrictions on leverage, among other restrictions. Multiple debt agreements contain a covenant that the ratio of consolidated total debt to consolidated total capitalization will not exceed 65 percent. As of September 30, 2018, the Company was in compliance with all debt covenants.

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

Utility Holdings routinely seeks approval at the IURC and the PUCO for long-term financing authority at the individual utility level. This authority allows for the flexibility for each utility to issue debt and equity securities to third parties or to issue debt and equity securities to Utility Holdings and thus receive some of the proceeds from various Utility Holdings issuances to third parties on the same terms as those obtained by Utility Holdings. The majority of the long-term debt needs of the utilities is expected to be met through these debt issuances by Utility Holdings, some or all of which are then reloaned to the individual utilities. Remaining financing authority, granted from the IURC and PUCO, is expected to be sufficient to meet the financing needs of the utilities.

Term Loans
On July 30, 2018, Utility Holdings closed a two-year term loan with two banking partners. The term loan agreement provided for a $250 million draw at closing and $50 million on or prior to December 31, 2018. Proceeds from the term loan have been utilized to pay a $100 million August 1, 2018, debt maturity and for general utility purposes. The term loan’s interest rate is currently priced at one-month LIBOR, plus a credit spread, which is subject to change based on changes in Utility Holdings’ credit rating. A change in credit rating would add approximately 10 basis points, per rating notch, to the existing rate. In addition, the term loan contains a provision that should Utility Holdings or any of its subsidiaries execute certain capital market transactions, and subject to certain other conditions, the outstanding balance is subject to mandatory prepayment. The term loan is jointly and severally guaranteed by Utility Holdings' wholly-owned operating companies, SIGECO, Indiana Gas, and VEDO.

On September 14, 2018, Vectren Capital closed a two-year term loan with one banking partner. This term loan agreement provided for a $50 million draw at closing and $150 million on or prior to March 31, 2019. Proceeds from the term loan have been utilized for general corporate purposes. The term loan’s interest rate is priced at one-month LIBOR, plus a credit spread. In addition, the Vectren Capital term loan contains the same provision stipulating that should the Company or any of its subsidiaries execute certain capital market transactions, and subject to certain other conditions, the outstanding balance is subject to mandatory prepayment. The loan also contains a $50 million accordion feature. The term loan is jointly and severally guaranteed by Vectren Corporation.

As of September 30, 2018, the Company has received term loan proceeds of $300 million ($250 million at Utility Holdings and $50 million at Vectren Capital) and has remaining firm commitments from banking partners of $200 million ($50 million at Utility Holdings and $150 million at Vectren Capital). The remaining draws will be used for general utility purposes and to refund a March 19, 2019 $60 million debt maturity at Vectren Capital.

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

Prior to the call, the 2013 Series A Notes had an interest rate of 4.0% and the 2013 Series B Notes had an interest rate of 4.05%.  The bonds converted to a variable rate based on the one-month LIBOR through May 1, 2023.

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

These bonds also have a variable interest rate based on the one-month LIBOR through May 1, 2023.

The Company, through SIGECO, executed forward starting interest rate swaps during 2017 providing that on January 1, 2020, the Company will begin hedging the variability in interest rates on the 2013 Series A, B, and E Notes through final maturity dates. The swaps contain customary terms and conditions and generally provide offset for changes in the one-month LIBOR rate. Other interest rate variability that may arise through the Bond Purchase and Covenants Agreement, such as variability caused by changes in tax law or SIGECO’s credit rating, among others, may result in an actual interest rate above or below the anticipated fixed rate. Regulatory orders require SIGECO to include the impact of its interest rate risk management activities, such as gains and losses arising from these swaps, in its cost of capital utilized in rate cases and other periodic filings.

Consolidated Short-Term Borrowing Arrangements
At September 30, 2018, the Company had $600 million of short-term borrowing capacity, including $400 million for the Utility Group and $200 million for the wholly owned Nonutility Group and corporate operations. As reduced by borrowings currently outstanding, approximately $175 million was available for the Utility Group operations and $100 million was available for the wholly owned Nonutility Group and corporate operations. These short-term credit facilities were extended in July 2017 and are available through July 2022.

The Company has historically funded the short-term borrowing needs of Utility Group’s operations through the commercial paper market and expects to use the short-term borrowing facility in instances where the commercial paper market is not efficient. Following is certain information regarding these short-term borrowing arrangements:

	Utility Group Borrowings		Nonutility Group Borrowings
(In millions)	2018	2017	2018	2017
As of September 30
Balance Outstanding	$225.3	$211.7	$100.0	$14.2
Weighted Average Interest Rate	2.34%	1.39%	3.33%	2.33%
Nine Months Ended September 30 Average
Balance Outstanding	$177.2	$161.6	$112.4	$11.1
Weighted Average Interest Rate	2.18%	1.22%	3.12%	2.37%
Maximum Month End Balance Outstanding	$262.0	$238.7	$156.6	$35.3

	Utility Group Borrowings		Nonutility Group Borrowings
(In millions)	2018	2017	2018	2017
Quarterly Average - September 30
Balance Outstanding	$191.5	$210.9	$142.5	$28.2
Weighted Average Interest Rate	2.31%	1.41%	3.28%	2.38%
Maximum Month End Balance Outstanding	$225.3	$238.7	$156.6	$28.5

New Share Issues
The Company may periodically issue new common shares to satisfy the dividend reinvestment plan and other employee benefit plan requirements. New issuances provided additional liquidity of $1.7 million for the nine months ended September 30, 2018 and $4.6 million for the nine months ended September 30, 2017. The Merger Agreement limits the Company's ability to issue new shares.

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

The Merger will represent an event of default pursuant to the Company's two short-term credit facilities. Upon closing of the Merger, CenterPoint will fund the obligations associated with these credit facilities.

Potential Uses of Liquidity

Pension Funding Obligations
For the nine months ended September 30, 2018, the Company contributed $3.5 million to its qualified pension plans. The Company does not anticipate making any additional payments for the remainder of 2018.

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

Specific to ESG's role as a general contractor in the performance contracting industry, at September 30, 2018, there are 56 open surety bonds supporting future performance. The average face amount of these obligations is $8.7 million, and the largest obligation has a face amount of $41.9 million. The maximum exposure from these obligations is limited to the level of uncompleted work and further limited by bonds issued to ESG by various contractors. At September 30, 2018, approximately 25 percent of work was yet to be completed on projects with open surety bonds. A significant portion of these open surety bonds will be released within one year. In instances where ESG operates facilities, project guarantees extend over a longer period.  In addition to its performance obligations, ESG also warrants the functionality of certain installed infrastructure generally for one year and the associated energy savings over a specified number of years.

Based on a history of meeting performance obligations and installed products operating effectively, no liability or cost has been recognized for the periods presented as the Company assesses the likelihood of loss as remote. Since inception, ESG has paid a de minimis amount on energy savings guarantees.

Corporate Guarantees & Other Support
The Company issues parent level guarantees to certain vendors and customers of its wholly owned subsidiaries. These guarantees do not represent incremental consolidated obligations; but rather, represent guarantees of subsidiary obligations to allow those subsidiaries the flexibility to conduct business without posting other forms of collateral. At September 30, 2018, parent level guarantees support a maximum of $444 million of ESG’s warranty obligations, project guarantees, and energy savings guarantees. Given the infrequent occurrence of any performance shortfalls historically on any of these commitments, no reserve for a potential liability has been deemed warranted.

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

The Company, from time to time, issues letters of credit that support consolidated operations. At September 30, 2018, letters of credit outstanding total $22 million.

Planned Capital Expenditures & Investments
Utility capital expenditures are estimated at approximately $150 million for the remainder of 2018.  Nonutility capital expenditures are estimated at approximately $39 million for the remainder of 2018.

Contractual Obligations
The Company’s contractual obligations primarily consist of debt issued by SIGECO, Indiana Gas, Utility Holdings, and Vectren Capital; certain plant and nonutility plant purchase commitments, and other long-term liabilities. For the nine months ended September 30, 2018, there were no significant changes to the Company’s contractual obligations from those identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, other than those which occur in the normal and ordinary course of business and those mentioned below.

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

Comparison of Historical Sources & Uses of Liquidity

Operating Cash Flow
The Company's primary source of liquidity to fund capital requirements has been cash generated from operations, which totaled $314.5 million and $360.5 million for the nine months ended September 30, 2018 and 2017, respectively. The decrease in operating cash flow for the nine months ended September 30, 2018 compared to 2017 is driven primarily by the Company’s $69.7 million contribution to the Vectren Foundation, a 501(c)(3) charitable organization, affiliated with, but separate from, Vectren Corporation and reflected in Accounts payable at December 31, 2017 in the Condensed Consolidated Balance Sheets and changes in certain working capital accounts.

Financing Cash Flow
Net cash flow proceeds from financing activities were $164.7 million during the nine months ended September 30, 2018 compared to proceeds of $30.8 million in 2017. The increase in financing cash flow for the nine months ended September 30, 2018 compared to 2017 is driven primarily by a new term loan and short-term borrowings which were utilized for the retirement of debt, funding the Vectren Foundation and increased capital expenditures. Financing activity in both periods presented reflects the payment of dividends.

Investing Cash Flow
Cash flow required for investing activities was $467.0 million and $451.2 million during the nine months ended September 30, 2018 and 2017, respectively.  The increase in investing activity in 2018 primarily reflects higher capital expenditures for the Utility Group.

Under the Merger Agreement, the Company can no longer issue shares of the Company's common stock or have indebtedness (including long-term debt, current maturities of long-term debt, and short-term borrowings), in excess of $2.534 billion at December 31, 2018 without the consent of CenterPoint.

Forward-Looking Information

A “safe harbor” for forward-looking statements is provided by the Private Securities Litigation Reform Act of 1995 (Reform Act of 1995).  The Reform Act of 1995 was adopted to encourage such forward-looking statements without the threat of litigation, provided those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause the actual results to differ materially from those projected in the statement. Certain matters included in this Quarterly Report on Form 10-Q are forward-looking statements, including but not limited to, statements concerning the expected timing, outcome, and operational and financial impacts of ongoing litigation, regulatory proceedings, proposed environmental regulations, legislative actions, and accounting standards, as well as statements concerning estimated future revenues, capital expenditures, and financing needs. Such statements are based on management’s beliefs, as well as assumptions made by and information currently available to management.  When used in this filing, the words “believe”, “anticipate”, “endeavor”, “estimate”, “expect”, “objective”, “projection”, “forecast”, “goal”, “likely”, and similar expressions are intended to identify forward-looking statements.

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

•	The risk that a condition to the closing of the proposed transaction or the committed financing may not be satisfied.

•	The outcome of any legal proceedings, regulatory proceedings or enforcement matters that may be instituted relating to the proposed transaction.

•	The receipt of an unsolicited offer from another party to acquire assets or capital stock of the Company that could interfere with the proposed transaction.

•	The timing to consummate the proposed transaction.

•	The costs incurred to consummate the proposed transaction.

•	The possibility that the expected cost savings, synergies or other value creation from the proposed transaction will not be realized, or will not be realized within the expected time period.

•	The risk that the companies may not realize fair values from properties that may be required to be sold in connection with the proposed transaction.

•	The credit ratings of the companies following the proposed transaction.

•	Disruption from the proposed transaction making it more difficult to maintain relationships with customers, employees, regulators or suppliers.

•	The diversion of management time and attention on the proposed transaction.

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

ITEM 4.  CONTROLS AND PROCEDURES

Changes in Internal Controls over Financial Reporting

During the quarter ended September 30, 2018, there have been no changes to the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of September 30, 2018, the Company conducted an evaluation under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness and the design and operation of the Company's disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of September 30, 2018, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is:
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

As of November 6, 2018, seven purported Company shareholders have filed lawsuits under the federal securities laws in the United States District Court for the Southern District of Indiana challenging the adequacy of the disclosures made in the Company's proxy statement in connection with the Merger as discussed in Footnote 11 to the consolidated financial statements. We believe that these complaints are without merit. We cannot predict the outcome of, or estimate the possible loss or range of loss from, these matters.

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

Consummation of the Merger is subject to various conditions, including: (1) receipt of all required regulatory and statutory approvals without the imposition of a "Burdensome Condition," (2) absence of any law or order prohibiting the consummation of the Merger and (3) other customary closing conditions, including (a) subject to materiality qualifiers, the accuracy of each party's representations and warranties, (b) each party's compliance in all material respects with its obligations and covenants under the Merger Agreement and (c) the absence of a material adverse effect with respect to the Company and its subsidiaries.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Periodically, the Company has historically purchased shares from the open market to satisfy share requirements associated with the Company’s share-based compensation plans. No such open market purchases were made during the quarter ended September 30, 2018. Under the Merger Agreement, the Company can no longer issue shares of the Company's common stock without the consent of CenterPoint.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.  OTHER INFORMATION

Not Applicable

ITEM 6.  EXHIBITS

Exhibits and Certifications

10.1
Second Amendment to Vectren Corporation At-Risk Compensation Plan, as amended and restated May 24, 2016 and further amended effective May 1, 2018. (Filed and designated in Form 8-K dated August 8, 2018, File No. 1-15467, as Exhibit 10.1).

10.2	Term Loan Agreement dated as of September 14, 2018. (Filed and designated in Form 8-K dated September 18, 2018, File No. 1-15467, as Exhibit 10.1).

31.1	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act Of 2002- Chief Executive Officer

31.2	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act Of 2002- Chief Financial Officer

32	Certification Pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002

101	Interactive Data File

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VECTREN CORPORATION
Registrant

November 6, 2018	/s/ M. Susan Hardwick
M. Susan Hardwick
Executive Vice President and Chief Financial Officer
(Signing on behalf of the registrant and as Principal Accounting & Financial Officer)